Form 10-Q
period 1996-02-29
INNOVO GROUP INC
filed 1996-04-15
CIK 844143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996.

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from..................to...........................

Commission file number 0-18926

                                INNOVO GROUP INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                              11-2928178
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         27 North Main Street
         Springfield, Tennessee                                     37172
(Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code:             (615) 384-0100

             ......................................................

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

                                  Yes X          No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding as of April 1, 1996
              -----                    -------------------------------
       Common stock, par
     value of $.01 per share                     9,622,480 shares

                                INNOVO GROUP INC.
                                      INDEX



PART I.   FINANCIAL INFORMATION                                               PAGE NO.
- -------------------------------                                                -------

Item 1.  Financial Statements

         Condensed  consolidated  balance  sheets  as  of  February 29, 1996 and October 31, 1995...................................................  3

         Condensed consolidated statements of operations for the three months ended  February  29, 1996 and January 31, 1995 and for the one month ended November 30, 1995................................................  4

         Condensed consolidated statements of cash flows for the three months ended  February  29, 1996 and January 31, 1995 and for the one month ended November 30, 1995................................................  5

         Notes to condensed consolidated financial statements...................  6

Item 2.  Management's  Discussion  and  Analysis  of  Financial Condition and
         Results of Operations.................................................. 10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders.................... 14

Item 6.  Exhibits and Reports on Form 8-K....................................... 14


Signature Page.................................................................. 15

PART I.   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       INNOVO GROUP INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (000's except for share data)
                                   (Unaudited)


                                                                        February 29,                  October 31,
ASSETS                                                                     1996                           1995
- ------                                                                 -------------                  --------
CURRENT ASSETS
 Cash and cash equivalents                                             $      38                        $     6
 Accounts receivable                                                       1,354                          1,524
 Inventories                                                               1,242                          1,229
 Prepaid expenses                                                            482                            406
                                                                         -------                         ------
         TOTAL CURRENT ASSETS                                              3,116                          3,165
PROPERTY AND EQUIPMENT, net                                                3,556                          2,126
OTHER ASSETS                                                                 830                            376
                                                                         -------                         ------
                                                                        $  7,502                        $ 5,667
                                                                         =======                         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
CURRENT LIABILITIES
 Notes payable                                                          $  1,410                        $   993
 Subordinated notes payable                                                  185                            235
 Current maturities of long-term debt                                        168                            143
 Accounts payable                                                            853                          1,942
 Accrued expenses                                                          1,258                            735
                                                                         -------                         ------
         TOTAL CURRENT LIABILITIES                                         3,874                          4,048
LONG-TERM DEBT, less current
 maturities                                                                2,154                          1,422
OTHER                                                                          -                            153
                                                                         -------                         ------
         TOTAL LIABILITIES                                                 6,028                          5,623
                                                                         -------                         ------
CLASS 3 TRUST                                                                236                            274
                                                                         -------                         ------
STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  30,000,000; issued 8,451,551 shares in
  1996 and 3,050,062 shares in 1995                                           85                             30
 Stock subscription                                                          118                            350
 Additional paid-in capital                                               21,174                         19,137
 Deficit                                                                 (17,713)                       (17,358)
 Treasury stock, 119,691 and 53,072 shares                                (2,426)                        (2,389)
                                                                         -------                         ------
         TOTAL STOCKHOLDERS' EQUITY                                        1,238                           (230)
                                                                         -------                         ------
                                                                        $  7,502                        $ 5,667
                                                                         =======                         ======

     See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (000's except per share information)


                                                                 Three months ended            Transition Period
                                                             February 29,     October 31,       November 1-30,
                                                                1996            1995            1995 (Note 1)
                                                          ---------------  --------------     ---------------
NET SALES                                                        $ 1,319         $ 1,115            $   281
COST OF SALES                                                        732             518                166
                                                                  ------          ------             ------
  Gross profit                                                       587             597                115

OPERATING EXPENSES
  Selling, general and administrative                                652             588                233
  Depreciation and amortization                                       90             113                 31
                                                                  ------          ------             ------
  Income (loss) from operations                                     (155)           (104)              (149)

INTEREST EXPENSE                                                    (121)           (104)               (33)

OTHER INCOME (EXPENSE) - Net                                         115            (103)               (12)
                                                                  ------         -------             ------
  Income (loss) before income taxes (benefit)                       (161)           (311)              (194)


INCOME TAXES (BENEFIT):                                                -               -                   -
                                                                 -------         -------             -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            (161)           (311)              (194)

DISCONTINUED OPERATIONS:
  Results of discontinued NASCO
   Products operations                                                 -            (187)                  -
                                                                 -------         -------             -------

NET INCOME (LOSS)                                                $  (161)        $  (498)           $  (194)
                                                                  ======          ======             ======

EARNINGS (LOSS) PER SHARE:
   Continuing operations                                         $  (.02)        $  (.15)           $  (.05)
   Discontinued operation                                              -            (.08)                 -
                                                                --------          ------           --------
   Net income (loss)                                             $  (.02)        $  (.23)              (.05)
                                                                  ======          ======             ======

WEIGHTED AVERAGE SHARES OUTSTANDING                                6,716           2,134              3,846
                                                                  ======          ======             ======



     See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                     (000's)


                                                                Three Months Ended           Transition period
                                                             February 29,     January 31,       November 1-30,
                                                                1996             1995           1995 (Note 1)
                                                             -----------      ----------      ---------------

CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                           $   (659)        $   555           $   (314)
                                                                 -------          ------            -------
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
      Capital expenditures                                           (36)              -                (19)
                                                                  ------          ------             ------
      Net cash provided by (used in)
        investing activities                                         (36)              -                (19)
                                                                  ------          ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                         450               -                240
      Repayments of long-term debt                                   (31)             (7)               (12)
      Net borrowings (repayments) on notes payable                   312            (550)               105
                                                                  ------          ------             ------
      Net cash provided by (used in)
          financing activities                                       731            (557)               333
                                                                  ------          ------             ------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                     36              (2)                 -

CASH AND EQUIVALENTS, (beginning of period)                            2               4                  2
                                                                  ------          ------             ------

CASH AND EQUIVALENTS, (end of period)                            $    38         $     2            $     2
                                                                  ======          ======             ======

     See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

               The condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly-owned subsidiaries (collectively "the Company"). The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

               In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of a normal recurring nature.

               The  results  of  operations   for  the  above  periods  are  not
necessarily indicative of the results to be expected for the full year.

               Effective November 1, 1995, the Company changed its fiscal year to end on November 30. Previously the Company's fiscal year ended on October 31. The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 are separately presented herein.

NOTE 2: DISCONTINUED OPERATIONS

               On July 31, 1995 the Company executed an agreement with Accessory
Network Group ("ANG") under which ANG succeeded to all of the rights held by NASCO Products to market and distribute in the United States the National Football League, NBA, Major League Baseball and National Hockey League logoed sports bags, backpacks and equipment bags NASCO Products previously imported and distributed. The products marketed and sold under those license rights represented a separate class of products and previously issued 1995 financial statements have been restated to report the results of those operations as a discontinued operation.

               For each license ANG is paying NASCO Products $187,500 ($750,000 in the aggregate), of which $100,000 was paid on July 31, 1995. The remaining $650,000 is payable, without interest, in monthly installments equal to 5% of ANG's aggregate sales of the licensed products, with the final payment due July 31, 1998. ANG assumed all of NASCO Products' obligations under the licenses, including payment of royalties and minimum royalties. NASCO Products also transferred to ANG its existing inventory of these products, for which ANG paid approximately 67% of NASCO Products' cost over a six month period. The payments to be received from the sale of the NASCO Products' domestic operations were recorded at their present value, discounted 10% per annum.

                       INNOVO GROUP INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)


NOTE 2: DISCONTINUED OPERATIONS (concluded)

               In addition, ANG will make an ongoing annual payment to NASCO Products of 2% of sales under each of the National Football League, Major League Baseball and National Hockey League licenses, and 1% of sales under the NBA license, up to aggregate sales of $15 million, and 1.5% and .5% of sales thereafter. The payments will continue for forty years unless a license expires or is terminated and is not renewed or reinstated within twelve months.

NOTE 3:  INVENTORIES

                Inventory consisted of the following:

                                             February 29,           October 31,
                                                 1996                   1995
                                                             (000's)

               Finished goods                 $   468                $   601
               Work-in-process                    220                    177
               Raw materials                      588                    469
               Inventory reserve                  (34)                   (18)
                                                ------                 ------
                  Total                       $ 1,242                $ 1,229
                                               ======                 ======

NOTE 4: NOTES PAYABLE AND LONG-TERM DEBT

               (a) Notes Payable

               Notes payable consisted of the following:

                                             February 29,          October 31,
                                                1996                  1995
                                                           (000's)

               Innovo factoring facility    $   410                $   356
               Bank credit facility             205                    202
               Working capital loan             407                    407
               NPI International loan           300                      -
               Other                             88                     28
                                             ------                 ------
                                            $ 1,410                $   993
                                             ======                 ======

               In December, 1995 the Company obtained a $300,000 short term loan collateralized by the common stock of NPI International. The loan bears interest at an annual rate of 12% and is due July 31, 1996.

               (b) Long-Term Debt

               In November, 1995 the Company acquired a facility which it is developing as an indoor retail outlet featuring antique and flea market shops. The $1.5 million purchase price was paid by the issuance to the seller of (i) options to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share through March, 1998, and (ii) an $800,000 first lien non-recourse mortgage secured by the property. The mortgage is payable $25,500 quarterly, beginning July 1, 1996; all unpaid principal, and interest (which accrues at the rate of 9.5% per annum) is due January, 2006. The stock option was exercised in March, 1996.

                       INNOVO GROUP INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                   (Unaudited)


NOTE 5: STOCKHOLDERS' EQUITY

               The changes in common stock, additional paid-in capital, and treasury stock during the month of November, 1995 and during the first quarter of fiscal 1996 were as follows:

                                                                                         Additional
                                                     Common Stock           Stock          paid-in         Treasury Stock
                                                   Shares     Amount    Subscription       capital        Shares       Amount
                                                             (000's)       (000's)        (000's)                     (000's)

      Balance, October 31, 1995                 3,050,062      $  30        $   350      $ 19,137       (53,072)     $(2,389)
      Issuances of common stock
        Exercise of warrants                      750,000          8              -           232             -            -
        Subscription agreement                     60,793          1            (58)           57             -            -
        Spirco reorganization                      18,000          -              -            12             -            -
      Issuance of option (Note 4)                       -          -              -           700             -            -
                                            -------------      -----     ----------      --------        ---------- ----------
      Balance, November 30, 1995                3,878,855         39            292        20,138       (53,072)      (2,389)
      Issuances of common stock
        Cash                                    3,106,730         31              -           469             -            -
        Subscription agreement                    185,336          2           (174)          172             -            -
        Spirco reorganization                      80,630          1              -            57             -            -
        Manufacturing agreement                 1,200,000         12              -           388             -            -
      Debt settlement                                   -          -              -             -       (66,619)         (37)
      Issuance costs                                    -          -              -           (50)          -            -
                                             ------------      -----     -----------       --------  ----------   ----------
      Balance, February 29, 1996                8,451,551       $ 85       $     118     $ 21,174      (119,691)    $ (2,426)
                                                =========        ===        ========      =======      ========      =======

               In October, 1995 the holder of unsecured notes aggregating $319,000 tendered the notes, and accrued interest of $31,000, as a subscription for shares of the Company's common stock. Under the subscription agreement the Company is issuing shares over a six month period ending May, 1996 that have an aggregate value of approximately $350,000, on the basis of 75 percent of the market prices at the times the shares are issued, subject to a maximum of 375,000 shares.

               In January, 1996, the Company entered into an agreement to obtain contract manufacturing services, and issued to the contractor 1,200,000 shares of its common stock as prepayment for $400,000 (approximately 57,000 hours) of manufacturing operations which the Company may use on an as needed basis through July 31, 1997.

               During the first quarter of fiscal 1996 the Company settled an outstanding obligation held by a creditor who had previously received 66,619 shares of common stock as a partial payment. As a part of the settlement the creditor returned the shares to the Company. The returned shares were recorded as treasury stock at their market value.

               In connection with the private placement of shares of its common stock, for cash during the first quarter of fiscal 1996, the Company issued warrants for the issuance of 2,272,730 shares of its common stock, exercisable through January, 1998 at a per share price equal to 50% of the exercise date market price of the Company's common stock (25% for any exercises occurring at a time when the Company's common stock is not trading on the NASDAQ).

                       INNOVO GROUP INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (concluded)
                                   (Unaudited)

NOTE 6: CONTINGENCIES

               In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company. The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded to plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company has appealed the jury's award, and in connection therewith has pledged as an appeal bond 200,000 shares of its unissued common stock. The Company believes that the ultimate resolution of the case is unlikely to result in a material loss.

               Under the plan of reorganization of Spirco, Inc. ("Spirco") certain claims were contributed to a trust ("the Class 3 Trust") to which Innovo Group issued shares of its common stock. The Class 3 Trust, which is administered by an independent trustee, is selling the shares of common stock and distributing the net proceeds therefrom to the Class 3 claimants. If the proceeds from the sale of the shares of common stock issued to the Class 3 Trust are not sufficient to pay the allowed Class 3 claims, plus interest accruing at the rate of 7% per annum from November 7, 1994, then Innovo Group will be required to pay the remaining amount in installments with interest at 7% through November, 1999. On the basis of the sales by the Class 3 Trust through March 31, 1996, the market price of the Company's common stock on that date, and the estimated amount of disputed claims that will be allowed, the Company would be required to satisfy approximately $180,000 of remaining Class 3 claims in installments, through November, 1999, after the Class 3 Trust completes the sale of its shares.

               The Internal Revenue Service ("IRS") is currently conducting an examination of Spirco's 1991 income tax return. The IRS has issued an audit report with respect to such return which proposes to reclassify certain capital losses, which would have the effect of increasing the taxes by $250,000. Such an assessment, if sustained, would become a Class 3 claim under Spirco's plan of reorganization, and would be subject to satisfaction (i) from the Class 3 Trust or (ii) by the Company in installments through November, 1999 as described above. The Company is contesting the audit findings. The outcome of this matter is not presently determinable and accordingly no provision for any possible assessment has been recorded in the consolidated financial statements.

               The Company is also a defendant in certain other legal actions arising from normal business activities or the bankruptcy proceedings of Spirco. Management believes that those actions are without merit or that the ultimate liability, if any, resulting therefrom will not materially affect the Company's consolidated financial position or results of operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Acquisition of Thimble Square, Inc.

               On April 12, 1996, the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square") for an aggregate of $1.1 million, paid by the issuance of shares of the restricted common stock of the
Company. In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them in exchange for (a) $300,000 paid by the issuance of shares of the restricted common stock of Innovo Group, and (b) the issuance by Thimble Square of $200,000 of unsecured notes payable, without interest, on August 31, 1996 (with certain prepayments required in the event of certain refinancings or asset sales by Thimble Square). The purchase prices are subject to downward adjustment based on the results of an audit of Thimble Square's December 31, 1995 financial statements, and the appraisal of its property and equipment, which are to be completed by May 15, 1996.

               A total of 2,745,098 shares of the Company's common stock were issued to effect the acquisition. However, at the time of the acquisition Thimble Square owned 1,080,000 shares of the Company's common stock as a result of the January, 1996 manufacturing agreement between the companies (see Note 5 of Notes to Condensed Consolidated Financial Statements). As a result of the acquisition, Innovo Group reacquired, and retired, those shares, and the net increase in the number of shares of Innovo Group common stock outstanding was 1,665,098 shares.

               Thimble Square manufactures and markets ladies' ready-to-wear at-home, sleep and lounge wear from plants in Pembroke and Baxley, Georgia. Its products are sold to retailers and through mail order distribution. Thimble Square also provides "sew-only" manufacturing for other distributors of private-label sleep and lounge wear; in those instances, the customer provides the raw materials, and Thimble Square manufactures the products to the distributor's specifications. Thimble Square's sales for its fiscal year ended December 31, 1995 were approximately $3 million. Innovo Group intends to attempt to increase Thimble Square's sales by marketing its products to major mass merchants and other retailers with whom Innovo Group already has relationships, and to which Thimble Square has not had material sales. The Company also plans to utilize Thimble Square's mail order distribution to market Innovo's products. At Thimble Square's present level of sales, it is anticipated that its operations will not have a material affect on the Company's fiscal 1996 results of operations or cash flows.

               The following sets forth preliminary unaudited pro forma information that illustrates the effect of the acquisition on Innovo Group's consolidated financial position as of February 29, 1996 as if the acquisition had been consummated on that date. The following pro forma financial information has been prepared using Thimble Square's unaudited balance sheet as of December 31, 1995, and reflects management's current estimate of the allocation of the purchase price, the actual allocation of which may differ based on the results of the audit and appraisals discussed above. The following unaudited pro forma financial information may not be indicative of the actual results of the acquisition.

                        Pro Forma Condensed Consolidated
                                  Balance Sheet
                                   (unaudited)
                                     (000's)

                                               Innovo          Thimble      Pro Forma          Pro
                                               Group           Square      Adjustments         Forma
ASSETS
Current Assets
  Cash and cash equivalents                  $    38          $     -                       $    38
  Accounts receivable                          1,354               27                         1,381
  Inventories                                  1,242              420                         1,662
  Prepaid expenses                               482               40         (40) [B]          482
                                              ------           ------                        ------
         Total current assets                  3,116              487                         3,563

  Property and equipment, net                  3,556              515       1,385  [B]        5,456
  Other Assets                                   830              424        (400) [A]          774
                                                                              471  [B]
                                              ------           ------                        ------
                                                                             (551) [C]
                                             $ 7,502          $ 1,426                       $ 9,793
                                              ======           ======                        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                              $ 1,410          $    94         200  [B]      $ 1,704
  Subordinated notes payable                     185                -                           185
  Current maturities of long-term debt           168               65                           233
  Accounts payable                               853              175                         1,028
  Accrued expenses                             1,258              138         135  [B]        1,531
  Deferred revenue                                 -              400        (400) [A]            -
                                            --------           ------                      --------
         Total current liabilities             3,874              872                         4,681
  Long-term debt                               2,154              571                         2,725
  Other                                            -               64                            64
                                            --------           ------                        ------
         Total liabilities                     6,028            1,507                         7,470
                                              ------           ------                        ------
  Class 3 Trust                                  236                -                           236
                                              ------          -------                        ------
  Stockholders' equity
   Common stock                                   85                -          27  [B]          101
                                                                              (11) [C]
  Stock subscription                             118                -                           118
  Additional paid in capital                  21,174                -       1,373  [B]       22,007
                                                                             (540) [C]
  Deficit                                    (17,713)               -                       (17,713)
  Treasury stock                              (2,426)               -                        (2,426)
  Net assets of Thimble Square                     -              (81)         81  [B]            -
                                            --------           ------                       -------
         Total stockholders' equity            1,238              (81)                        2,087
                                              ------           ------                        ------
                                             $ 7,502          $ 1,426                       $ 9,793
                                              ======           ======                        ======


                          Notes to Pro Forma Condensed
                           Consolidated Balance Sheet

Note 1 - Thimble Square Historical Financial Statements

         The Thimble Square balance sheet as of December 31, 1995 includes the effect of adjustments recorded to reflect (i) Thimble Square's January, 1996 receipt of 1.2 million shares of Innovo Group common stock upon the execution of a manufacturing agreement between the companies and (ii) the settlement, subsequent to December 31, 1995, of certain amounts due from stockholders.

Note 2 - Pro Forma Adjustments

         The pro forma adjustments to the condensed consolidated balance sheet are as follows:

                  [A] To eliminate the intercompany balances (a prepaid asset of Innovo Group, and deferred revenue of Thimble Square) resulting from the January, 1996 manufacturing agreement.

                  [B] To reflect the acquisition of Thimble Square and the allocation of the purchase price on the basis of the fair values of the assets acquired and the liabilities assumed. The components of the purchase price and its allocation to the assets and liabilities of Thimble Square are as follows:

                  Components of purchase price

                   Innovo Group common stock                           $ 1,400
                    Thimble Square notes payable                           200
                    Acquisition costs                                      135
                                                                        ------
                                                                       $ 1,735
                                                                        ======
                  Allocation of purchase price

                    Net assets of Thimble Square                       $   (81)
                    Decrease prepaid expenses to fair value                (40)
                    Increase in property and equipment to
                     fair value                                          1,385
                    Increase (decrease) in other assets to
                     fair value

                     Innovo Group common stock                   227
                      Other assets                               (40)
                      Goodwill                                   284
                                                                ----
                                                                 471       471
                                                                           ---
                                                                       $ 1,735
                                                                        ======

                  [C] To reflect the Innovo Group common stock owned by Thimble Square as a reduction of consolidated stockholders' equity (reflected as a reduction of common stock and paid in capital because the shares will be transferred to Innovo Group and retired).

      Change in Fiscal Year

               Effective November 1, 1995 the Company changed its fiscal year to end on November 30. Previously, the Company's fiscal year ended on October 31. As a result, the results of operations for the first quarter of fiscal 1996
(December, 1995 through February, 1996) may, in some respects, lack comparability to the results of operations for the first quarter of fiscal 1995 (November, 1994 to January, 1995). The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 are separately presented in the condensed consolidated financial statements included herein.

Results of Continuing Operations

Three months ended February 29, 1996 compared to three months ended January 31, 1995

               Sales for the first quarter of fiscal 1996 increased by $204,000, or 18.3%, to $1,319,000, from $1,115,000 for the three months ended January 31, 1995. The first quarter of fiscal 1996 includes the month of February due to the change in fiscal year. Sales for the month of February, 1995 were $414,000. During fiscal 1995 the Company developed new products for its fashion, utility and craft lines, seeking to lessen its dependence on sports licensed products. Sales for the first quarter increased due to the Company's new craft products, and its recapture of certain craft accounts from import suppliers, and from sales of the Company's U.S. Olympic Team products. The Company's order book as of February 29, 1996 was approximately 70% higher than at February 28, 1995 principally as the result of increased craft and utility product orders. The Company will begin to actively market its fashion line during the second quarter of fiscal 1996.

               Gross profit as a percentage of sales was 44.5% for the first quarter of fiscal 1996 compared to 53.5% for the three months ended January 31, 1995. Because of the seasonality of the Company's business, certain fixed manufacturing costs must be allocated between interim periods on the basis of projected sales. For fiscal 1996 the Company has revised the method used to make such allocations, and anticipates that as a result quarterly gross profit percentages will vary less than in fiscal 1995, when the gross profit percentages for the first half of the year were significantly higher than those for the second half of the year.

               Selling, general and administrative expenses decreased to 49.4% of sales for the three months ended February 29, 1996 from 52.7% for the first quarter of fiscal 1995. The majority of the Company's SG&A expenses are fixed, and accordingly the Company anticipates that SG&A expenses as a percentage of sales will decrease additionally with any additional increases in sales. In late July and early August, 1995, concurrent with the sale of NASCO Products' domestic operations to ANG, the Company made or scheduled personnel reductions that are estimated to reduce payroll costs by $300,000 annually. The management and administrative structure retained after these reductions represents a level of costs that the Company has chosen to continue in anticipation of, and to generate, increased sales. The Company recognizes that its fiscal 1995 level of sales would not allow it to operate profitably without additional significant expense reductions, and if sales increases are not achieved, it will further restructure to accomplish those cost reductions.

               The loss from operations was $155,000 for the three months ended February 29, 1996 as compared to $104,000 for the first quarter of fiscal 1995. The effect of the increase in sales in the first quarter of fiscal 1996 was offset by the decline in the gross profit percentage, which was lower in the current period for the reasons discussed above.

               Interest expense increased by $17,000 for the three months ended February 29, 1996, principally as the result of higher interest rates. Other income of $115,000 was recognized during the first quarter of fiscal 1996; in the three months ended January 31, 1995, other expense was $103,000. As a result of the forgoing, the loss form continuing operations for the three months ended February 29, 1996 was $161,000, or $.02 per share, compared to $311,000, or $.15 per share, for the first quarter of fiscal 1995.

Liquidity and Capital Resources

               Operating cash flows were a negative $659,000 for the first quarter of fiscal 1996 principally as the result of an approximate $566,000 reduction in accounts payable and accrued expenses. The Company financed the reduction in accounts payable and accrued expenses with $450,000 obtained from the sale of shares of its common stock, and new notes payable borrowings of $300,000. The Company undertook these financings, to reduce trade debt, in order to improve its ability to obtain the trade credit from its suppliers in anticipation of increases in sales and resulting increases in raw materials requirements. The restricted liquidity that the Company experienced throughout fiscal 1995 continued during the first quarter of fiscal 1996.

               The Company believes that on an overall basis cash will be sufficient to fund planned operations for fiscal 1996. However, the Company anticipates that the cash flows from operations may not be sufficient during the second quarter of 1996 due to the seasonality of its sales and business, the need to purchase materials for second and third quarter orders, and the need to devote NASCO Products' cash flows to the NBD and working capital loans. As a result, the Company may need to continue to supplement its operating cash flows during that period through borrowings or the issuance of equity securities. An inability to obtain such interim working capital, as well as a failure of the retail environment to improve in the manner projected by the Company, could force the Company to further constrict operations.

PART II:       OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the period ended October 31, 1995, which is incorporated herein by reference.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On December 18, 1995 the Company held its annual meeting of stockholders. The following individuals, representing the entire slate nominated and all of whom were current directors of the Company, were elected to the board of directors:

                                                      Votes        Authority
                                                       For         Withheld

               Patricia Anderson-Lasko            2,167,348           59,137
               Alexander K. Miller                2,172,831           53,654
               Felix Lee                          2,172,085           54,400
               Reino C. Lanto, Jr.                2,174,589           51,896
               Marvin Williamson                  2,173,957           52,528

               The stockholders also approved a proposal to increase the number of authorized shares of common stock from 5 million to 30 million. Votes for the proposal were 2,099,450, against were 118,349, abstaining were 8,656 and not voting were 683,014.

Item 6.        EXHIBITS AND REPORTS ON FROM 8-K

                 (a)  Exhibits.

               Exhibit 27. Financial Data Schedule (included only in the electronically filed version of this report.

                 (b)  Reports on Form 8-K.

               On January 29, 1996 the Company filed a current Report on Form 8-K reporting the execution of the manufacturing services agreement with Thimble Square, Inc. and certain other transactions affecting stockholders' equity.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INNOVO GROUP INC.

Dated:  April 12, 1996                         By/s/Patricia Anderson-Lasko
                                               -----------------------------
                                               Patricia Anderson-Lasko,
                                               President, Chairman and
                                               Chief Executive Officer



Dated:  April 12, 1996                         By/s/Terrance J. Bond
                                               ----------------------
                                               Terrance J. Bond, Controller