Form 10-Q
period 1996-05-31
INNOVO GROUP INC
filed 1996-07-19
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                      FORM 10-Q

       (Mark One)
       (X)          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended May 31, 1996.

                                          OR

       ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES AND EXCHANGE ACT OF 1934

       F  o  r    t  h  e     t  r  a  n  s  i  t  i  o  n    p  e  r  i  o  d
       from................to...................

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

          .................................................................

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

                           Yes___X__           No_____

       Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding as of July 1, 1996
                 _____                         ______________________________
            Common stock, par
            value of $.01 per share                 17,481,827 shares






                                         -1-






                                  INNOVO GROUP INC.
                                        INDEX



       PART I.   FINANCIAL INFORMATION                                PAGE NO.

       Item 1. Financial Statements

               Condensed consolidated balance sheets as of
               May 31, 1996 and October 31, 1995                            3

               Condensed consolidated statements of operations for the
               three and six months ended May 31, 1996 and April 30, 1995   4

               Condensed consolidated statements of cash flows for the
               six months ended May 31, 1996 and April 30, 1995             5

               Notes to condensed consolidated financial statements         6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         13


       PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                           17

       Item 6. Exhibits and Reports on Form 8-K                            17


       Signature Page                                                      18


























                                         -2-






        PART I.     FINANCIAL INFORMATION
        Item 1.     FINANCIAL STATEMENTS

                                  INNOVO GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (000's except for share data)
                                              (Unaudited)

                                                      May 31,        October
31,
                                                       1996             1995
                                                     ________        ___________
        ASSETS

        CURRENT ASSETS
         Cash and cash equivalents                   $     94        $     6
         Accounts receivable                            1,811          1,524
         Inventories                                    1,612          1,229
         Prepaid expenses                                 350            406
                                                      _______         ______

              TOTAL CURRENT ASSETS                      3,867          3,165

        PROPERTY AND EQUIPMENT, net                     5,402          2,126
        OTHER ASSETS                                    1,239            376
                                                      _______         ______

                                                     $ 10,508        $ 5,667
                                                      _______         ______

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES
         Notes payable                               $  1,705        $   993
         Subordinated notes payable                         -            235
         Current maturities of long-term debt             233            143
         Accounts payable                                 995          1,942
         Accrued expenses                               1,505            735
                                                      _______         ______

              TOTAL CURRENT LIABILITIES                 4,438          4,048
        LONG-TERM DEBT, less current
         maturities                                     2,674          1,422
        OTHER                                             284            153
                                                      _______         ______

              TOTAL LIABILITIES                         7,396          5,623
                                                      _______         ______

        CLASS 3 TRUST                                     135            274
                                                      _______         ______
        STOCKHOLDERS' EQUITY
         Common stock $.01 par; shares authorized
          30,000,000; issued 16,578,283 shares in
          1996 and 3,050,062 shares in 1995               166             30
         Stock subscription                                 -            350
         Additional paid-in capital                    23,386         19,137


                                                 -3-






         Deficit                                      (18,149)       (17,358)
         Treasury stock, 119,691 and 53,072 shares     (2,426)        (2,389)
                                                      _______         ______

              TOTAL STOCKHOLDERS' EQUITY                2,977           (230)
                                                      _______         ______


                                                     $ 10,508        $ 5,667
                                                      _______         ______

        See accompanying notes to condensed consolidated financial statements.
                               INNOVO GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                 (000's except per share information)

                                                                  Three months
ended            Six Months ended

___________________           ____________________
                                                                 May 31,
April 30,       May 31,       April 30,
                                                                  1996
 1995           1996          1995
                                                                 _______
_______         ______        _________

            NET SALES                                            $  2,081
$ 1,249         $ 3,400       $ 2,364

            COST OF SALES                                           1,271
   616           2,003       $ 1,134
                                                                  _______
______          ______        ______

              Gross profit                                            810
   633           1,397         1,230

            OPERATING EXPENSES
              Selling, general and administrative                     956
   511           1,608         1,099
              Depreciation and amortization                           178
   100             268           213
                                                                  _______
______          ______        ______

              Income (loss) from operations                          (324)
    22            (479)          (82)

            INTEREST EXPENSE                                         (163)
  (179)           (284)         (283)

            OTHER INCOME (EXPENSE) - Net                               51
 2,084             166         1,981
                                                                  _______
______          ______        ______

              Income (loss) before income taxes (benefit)          (436)
 1,927            (597)        1,616


            INCOME TAXES (BENEFIT):                                     -
     -               -             -
                                                                  _______
______          ______        ______

            INCOME (LOSS) FROM CONTINUING OPERATIONS                 (436)
 1,927            (597)        1,616

            DISCONTINUED OPERATIONS:
              Results of discontinued NASCO
               Products operations                                      -
  (257)              -          (444)
                                                                  _______
______          ______        ______

            NET INCOME (LOSS)                                    $   (436)
$ 1,670         $  (597)      $ 1,172


                                                                      -4-






                                                                  _______
______          ______        ______

            EARNINGS (LOSS) PER SHARE:
               Continuing operations                             $   (.04)
$   .77         $  (.06)      $   .67
               Discontinued operation                                   -
  (.10)              -          (.18)
                                                                  _______
______          ______        ______
               Net income (loss)                                 $   (.04)
$   .67         $  (.06)      $   .49
                                                                  _______
______          ______        ______

            WEIGHTED AVERAGE SHARES OUTSTANDING                    11,919
 2,490           9,318         2,407
                                                                  _______
______          ______        ______



       See accompanying notes to condensed consolidated financial statements.

























                         INNOVO GROUP INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                       (000's)

                                                         Six Months ended
                                                      ________________________
                                                      May 31,         April 30,
                                                       1996             1995
                                                      _______         _________
        CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                         $ (1,311)       $ 1,323
                                                       _______         ______
        CASH FLOWS PROVIDED BY
         INVESTING ACTIVITIES:


                                                 -5-






            Capital expenditures                          (115)             -
                                                       _______         ______
            Net cash provided by (used in)
              investing activities                        (115)             -
                                                       _______         ______

        CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of common stock       1,284              -
            Repayments of long-term debt                   (56)           (42)
            Additions to notes payable                     312              -
            Repayments on notes payable                    (22)        (1,278)
                                                       _______         ______
            Net cash provided by (used in)
                financing activities                     1,518         (1,320)
                                                       _______         ______

        NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                    2              3

        CASH AND EQUIVALENTS, (beginning of period)         92              4
                                                       _______         ______

        CASH AND EQUIVALENTS, (end of period)         $     94        $     7
                                                       ______          ______

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

               Effective November 1, 1995, the Company changed its fiscal year to end on November 30. Previously the Company's fiscal year ended on October 31. The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 were separately presented in the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.

       NOTE 2:      ACQUISITION

               On April 12, 1996, the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square") for an aggregate of $1.1 million, paid by the issuance of shares of the restricted common stock of the Company. In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them in exchange for (a) $300,000 paid by the issuance of shares of the restricted common stock of Innovo Group, and (b) the issuance by Thimble Square of $200,000 of unsecured notes payable due, without interest, on August 31, 1996 (with certain prepayments required in the event of certain refinancings or asset sales by Thimble Square). The Company also issued 95,686 shares in payment of a finder's fee related to the acquisition.

               A  total of 2,840,784 shares of the Company's common stock were issued to effect the acquisition. However, at the time of the acquisition Thimble Square owned 1,080,000 shares of the Company's

                          INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

       NOTE 2:      ACQUISITION (continued)

       common stock as a result of the January, 1996 manufacturing agreement between the companies (see Note 6). As a result of the acquisition, Innovo Group reacquired, and retired, those shares, and the net increase in the number of shares of Innovo Group common stock outstanding was 1,760,784 shares.

            The aggregate purchase price of $1,849,000 (which includes the finder's fee of $49,000 and acquisition costs of $200,000) was allocated to Thimble Square's assets and liabilities, based on their fair values , as follows:
                                                  (000's)

               Current assets                     $   220
               Property and equipment               1,850
               Investment in Innovo Group
                 common stock                         551
               Goodwill                               773
               Current liabilities                   (924)
               Long-term debt                        (546)
               Other liabilities                      (75)
                                                   ______
                                                  $ 1,849
                                                   ______

               The purchase price is subject to downward revision based on the
       results  of  certain  appraisals   of  Thimble  Square's  property  and
       equipment which are expected to be completed during the third quarter of fiscal 1996, and the amounts allocated to property and equipment and goodwill could be revised as the result of those appraisals or any revision to the purchase price.

               The acquisition was accounted for as a purchase, and Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996. The following unaudited pro forma information indicates what net sales, income from continuing operations, and income from continuing operations per share, would have been had the acquisition of Thimble Square been completed on December 1, 1995 and November 1, 1994, respectively. This unaudited pro forma information has been prepared for illustrative purposes only and is not necessarily indicative of the Company's future financial position or results of operations.

                          INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

       NOTE 2:      ACQUISITION (concluded)

                                                    Six months ended
                                                  ___________________
                                                  May 31,   April 30,
                                                   1996       1995
                                                  _______   _________
                                             (000's except per share amounts)

               Sales                              $ 3,833   $ 4,632
               Income (loss) from continuing
                 operations                          (809)    1,652
               Income (loss) per share from
                continuing operations                (.08)      .40

               The goodwill  arising from the acquisition of Thimble Square is
       being  amortized  over  a  period  of  10  years.    The  Company  will
       periodically assess the recoverability of the goodwill by comparison to the projected undiscounted operating cash flows from the acquired
       operations   over  the  remaining  amortization  period.    If  such  a
       comparison indicates impairment, unamortized goodwill will be reduced to equal the present value of such projected cash flows.

       NOTE 3:      DISCONTINUED OPERATIONS

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

               In addition, ANG will make an ongoing annual payment to NASCO Products of 2% of sales under each of the National Football League, Major League Baseball and National Hockey League licenses, and 1% of sales under the NBA license, up to aggregate sales of $15 million, and 1.5% and .5% of sales thereafter. The payments will continue for forty years unless a license expires or is terminated and is not renewed or
                          INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

       NOTE 3:     DISCONTINUED OPERATIONS (concluded)

       reinstated within twelve months.

       NOTE 4:      INVENTORIES

               Inventory consisted of the following:

                                        May 31,   October 31,
                                         1996         1995
                                        _______   ___________
                                             (000's)

               Finished goods           $   696   $   601
               Work-in-process              287       177
               Raw materials                649       469
               Inventory reserve            (20)      (18)
                                         ______    ______
                  Total                 $ 1,612   $ 1,229
                                          -----     -----

       NOTE 5:      NOTES PAYABLE AND LONG-TERM DEBT

               (a) Notes Payable

               Notes payable consisted of the following:

                                        May 31,   October 31,
                                         1996        1995
                                        _______   ___________
                                             (000's)

               Innovo factoring
                 facility               $   728   $   356
               Bank credit facility         106       202
               Working capital loan         407       407
               NPI International loan       100         -
               Thimble Square acquisition
                 (Note 2)                   200         -
               Other                        164        28
                                         ______    ______
                                        $ 1,705   $   993
                                         ______    ______

               In December, 1995 the Company obtained a $300,000 short term loan collateralized by the common stock of NPI International. The loan bears interest at an annual rate of 12% and is due July 31, 1996. $200,000 of such note was repaid in the second quarter fiscal 1996.

               (b) Long-Term Debt

               In November, 1995 the Company acquired a facility which it is developing as an indoor retail outlet featuring antique and flea market shops.  The $1.5 million purchase price was paid by the issuance to the
                          INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

       NOTE 5:      NOTES PAYABLE AND LONG-TERM DEBT (concluded)

       seller of (i) options to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share through March, 1998, and
       (ii) an $800,000 first lien non-recourse mortgage secured by the property. The mortgage is payable $25,500 quarterly, beginning July 1, 1996; all unpaid principal, and interest (which accrues at the rate of 9.5% per annum) is due January, 2006. The stock option was exercised in March, 1996. The Company also issued a warrant, exercisable for the purchase of 100,000 shares at $.01 per share, as a finder's fee on the property acquisition. The warrant was exercised in April, 1996.

       NOTE 6:      STOCKHOLDERS' EQUITY

               The changes in common stock, additional paid-in capital, and treasury stock during the month of November, 1995 and during the first quarter of fiscal 1996 were as follows:

                                                   Additional
                                                   Common Stock           Stock
      paid-in       Treasury Stock
                                               Shares       Amount
Subscription   capital       Shares     Amount
                                               ______       ______
____________   _________     ______     ______
                                                            (000's)    (000's)
      (000's)                  (000's)
            Balance, October 31, 1995          3,050,062    $  30      $   350
      $ 19,137      (53,072)   $(2,389)
            Issuances of common stock
              Exercise of warrants               750,000        8            -
           232            -          -
              Subscription agreement              60,793        1          (58)
            57            -          -
              Spirco reorganization               18,000        -            -
            12            -          -
            Issuance of option (Note 5)                -        -            -
           700            -          -
                                               _________     ____       ______
       _______      _______    _______
            Balance, November 30, 1995         3,878,855       39          292
        20,138      (53,072)    (2,389)
            Issuances of common stock
              Cash                             5,450,480       54            -
         1,195            -          -
              Subscription agreement             311,356        3         (292)
           289            -          -
              Spirco reorganization               80,630        1            -
            57            -          -
              Manufacturing agreement          1,200,000       12            -
           388            -          -
              Thimble Square acquisition
                (Note 2)                       1,760,784       18            -
           881            -          -
              Extinguishment of debt             322,110        3            -
           412            -          -
              Exercise of warrants and
               options (below and Note 5)      3,372,730       34            -
           111            -          -
              Loan fees                           87,052        1            -
            25            -          -
            Debt settlement                            -        -            -
             -      (66,619)       (37)
            Issuance costs                       114,286        1            -
          (110)           -          -
                                               _________    _____      _______
      ________      _______    _______
            Balance, May 31, 1996              16,578,283   $ 166        $   -
      $ 23,386     (119,691)   $(2,426)

               In October, 1995 the holder of unsecured notes aggregating $319,000 tendered the notes, and accrued interest of $31,000, as a
       subscription  for  shares of  the Company's  common  stock.   Under the
       subscription agreement the Company issued between November 1, 1995 and April 30, 1996 shares of common stock that had an aggregate value of approximately $350,000, on the basis of 75 percent of the market prices at the times the shares are issued, subject to a maximum of 375,000 shares.

               In January, 1996, the Company entered into an agreement to obtain contract manufacturing services, and issued to the contractor (Thimble Square) 1,200,000 shares of its common stock as prepayment for $400,000 (approximately 57,000 hours) of manufacturing operations which the Company may use on an as needed basis through July 31, 1997. Thimble Square owned 1,080,000 of such shares at the time of its acquisition by the Company (see Note 2), as the result of which the agreement was
                          INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

       NOTE 6:      STOCKHOLDERS' EQUITY (concluded)

       cancelled  and  the Company  reacquired,  and  retired, such  1,080,000 shares.

               During the first quarter of fiscal 1996 the Company settled an outstanding obligation held by a creditor who had previously received 66,619 shares of common stock as a partial payment. As a part of the settlement the creditor returned the shares to the Company. The returned shares were recorded as treasury stock at their market value.

               In connection with the private placement of shares of its common stock, for cash during the first quarter of fiscal 1996, the Company issued warrants for the issuance of 2,272,730 shares of its common stock, exercisable through January, 1998 at a per share price equal to 50% of the exercise date market price of the Company's common stock (25% for any exercises occurring at a time when the Company's common stock is not trading on the NASDAQ). The warrants were exercised in April and May, 1996.

       NOTE 7: CONTINGENCIES

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

               Under the plan of reorganization of Spirco, Inc. ("Spirco") certain claims were contributed to a trust ("the Class 3 Trust") to which Innovo Group issued shares of its common stock. The Class 3 Trust, which is administered by an independent trustee, is selling the shares of common stock and distributing the net proceeds therefrom to the Class 3 claimants. If the proceeds from the sale of the shares of common stock issued to the Class 3 Trust are not sufficient to pay the allowed Class 3 claims, plus interest accruing at the rate of 7% per annum from November 7, 1994, then Innovo Group will be required to pay the remaining
                        INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

       NOTE 7: CONTINGENCIES (concluded)

       amount in installments with interest at 7% through November, 1999. On the basis of the sales by the Class 3 Trust through June 30, 1996, the market price of the Company's common stock on that date, and the estimated amount of disputed claims that will be allowed (including the IRS assessment described below), the proceeds from the sale of shares by the Class 3 Trust will be sufficient to satisfy all Class 3 claims.

               The Internal Revenue Service ("IRS") is currently conducting an examination of Spirco's 1991 income tax return. In March, 1996 the IRS issued an audit report with respect to such returns which proposed to reclassify certain capital losses, which would have had the effect of increasing the taxes by $250,000. In June, 1996, after considering additional information provided by the Company, the IRS revised its audit report. On the basis of the revised report, the taxes due on account of the examination will not exceed the amount that the Company has provided in its consolidated financial statements. Any taxes payable would become a Class 3 claim under Spirco's plan of reorganization, and would be subject to satisfaction (1) from the Class 3 Trust, or (ii) by the Company in installments through November, 1999 as described above.

               In April, 1996, the Company received notice that a foreign manufacturer that had supplied imported products to NASCO Products asserts that it is owed approximately $300,000 in excess of the amount recorded by NASCO Products. NASCO Products and the supplier had previously reached an agreement on the balance owed (which is the balance recorded), as well as an arrangement under which the schedule for the Company's payments reducing that balance would be based on future purchases from that supplier of products distributed internationally by NPI International. The Company disputes the supplier's claim, and believes that it has affirmative defenses, including the supplier's subsequent refusal to accept and fill NPI International orders on terms contained in the agreement. NASCO Products sold its operations in July, 1995 and that company currently has no operations or unencumbered assets (see Note 2).

               The Company is also a defendant in certain other legal actions arising from normal business activities or the bankruptcy proceedings of Spirco. Management believes that those actions are without merit or that the ultimate liability, if any, resulting therefrom will not materially effect the Company's consolidated financial position or results of operations.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       General

          Acquisition of Thimble Square, Inc.

               As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, on April 12, 1996 the Company acquired Thimble Square, Inc. ("Thimble Square"). Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996.

               Thimble Square manufactures and markets ladies' ready-to-wear at-home, sleep and lounge wear from plants in Pembroke and Baxley, Georgia. Its products are sold to retailers and through mail order distribution. Thimble Square also provides sub-contract manufacturing for other distributors of private-label sleep and lounge wear; in those instances, the customer provides the raw materials, and Thimble Square manufactures the products to the distributor's specifications. Thimble Square's sales for its fiscal year ended December 31, 1995 were approximately $3 million. Thimble Square operated profitably for many years, but during fiscal 1994 and 1995 (years ended December 31) incurred losses, due principally to lower levels of sales. That lower level of sales has continued through May, 1996. Innovo Group intends to attempt to increase Thimble Square's sales by marketing its products to major mass merchants and other retailers with whom Innovo Group already has relationships, and to which Thimble Square has not had material sales. The Company also plans to utilize Thimble Square's mail order distribution to market Innovo's products. However, such steps will take a period of time to implement, and until such time the inclusion of Thimble Square's operating results could have an adverse effect on the Company's consolidated results of operations.

          Change in Fiscal Year

               Effective November 1, 1995 the Company changed its fiscal year to end on November 30. Previously, the Company's fiscal year ended on October 31. As a result, the results of operations for the first quarter of fiscal 1996 (December, 1995 through February, 1996) may, in some respects, lack comparability to the results of operations for the first quarter of fiscal 1995 (November, 1994 to January, 1995). The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 were separately presented in the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.

       Results of Continuing Operations

               Sales   for  the  first  half  of   fiscal  1996  increased  by
       $1,036,000, or 43.8%, to $3,400,000, from $2,364,000 for the six months ended April 30, 1995.  The inclusion of Thimble Square's operations for
       April  and  May,  1996, contributed  $230,000  of  the  increase.   The
       remaining $806,000 increase was due to sales of the Company's new craft
       products,  the   recapture  of  certain  craft   accounts  from  import
       suppliers, and  approximately $650,000  of sales  of  the Company's  U.S.

       Olympic Team products. Additionally, sales for the first half of fiscal 1996 do not include any sales from the Anheuser-Busch or Warner Bros. (Europe) licenses recently obtained by the Company. Sales of products marketed under these licenses are anticipated to begin in the fourth quarter of fiscal 1996.

               Sales for the second quarter of fiscal 1996 were $2,081,000, representing a $832,000 or 66.6% increase over sales of $1,249,000 for the three months ended April 30, 1995. Of such increase, $230,000 is attributable to the inclusion of Thimble Square's operations for April and May, 1996, while the remaining $602,000 increase is due to the factors discussed above.

               Gross profit as a percentage of sales was 38.9% and 41.1%, respectively, for the three and six months ended May 31, 1996, as compared to 50.7% and 52.0%, respectively, for the second quarter and first half of fiscal 1995. The gross margins for 1996 are lower than those for the comparable fiscal 1995 periods in part due to a change in fiscal 1996 in the method used to allocate fixed manufacturing costs to
       interim periods.   Prior  to fiscal  1996  the  Company  utilized  all
       projected  sales  to  project production  in  each quarter  and  allocate
       fixed manufacturing  costs between interim periods.   Beginning in fiscal
       1996, the allocation of fixed manufacturing costs between interim periods is being based on production projections that reflect only
       confirmed or customer planned orders.    The Company  anticipates that as
       a result quarterly gross profit percentages will vary less than in fiscal 1995, when the gross profit percentages for the first half of the year were significantly higher than those for the second half of the year.

               The gross  profit percentage in  the second  quarter and  first half of fiscal 1996 were also adversely affected by the Company's lack of working capital for the purchase of raw materials, and a shortage of labor at its Tennessee manufacturing facility. These factors caused
       production  inefficiencies and higher  freight costs.   The Company has
       taken steps to reduce these adverse factors; in April, 1996, the Company purchased Thimble Square, and since mid-May has been using available manufacturing capacity at Thimble Square to offset a portion
       of the  labor shortage in Tennessee.   In April  and May the  Company
       raised additional working capital which was used to increase its raw materials inventories to more desirable levels and improve credit terms with raw materials suppliers. However, these steps took place late in the second quarter, and as a result the principal benefits will not be
       realized  until the  second half  of  fiscal 1996.    The Company  will
       continue to examine steps to address labor shortages, which may continue to effect operations in the second half until Innovo and Thimble Square are able to attain full capacity.

               Selling, general and administrative ("SG&A") expenses increased from $1,099,000 for the first half of fiscal 1995 to $1,608,000 for the six months ended May 31, 1996. The $509,000 increase was principally due to the inclusion of Thimble Square's operations for April and May, 1996 ($53,000), an increase in commissions and royalties of $186,000 as the result of higher sales, and $250,000 in costs related to additional
       personnel.   The  personnel additions  were principally  for functions
       related to the development of new products, and products for the Company's newly obtained licenses, including the Warner Bros. and Anheuser-Busch licenses. These factors were also the principal reason for the $445,000 increase in SG&A expenses for the second quarter, from
       $511,000 in fiscal 1995 to $956,000  for fiscal 1996.   As a percentage
       of sales SG&A expenses were 47.3% for the first half of fiscal 1996 compared to 46.5% for the six months ended April 30, 1995. Depreciation and amortization expense increased in the fiscal 1996 periods principally due to the inclusion of the depreciation and amortization of Thimble
       Square,  including goodwill amortization  of $13,000.   The management
       and administrative structure currently in place represents a level of costs that the Company has chosen to continue in anticipation of, and to generate, increased sales. The Company recognizes that absent such an increase in sales it will not operate profitably without additional significant expense reductions. If sales increases are not achieved, it will attempt to further restructure to accomplish those cost reductions.

               The loss from operations was $479,000 for the six months ended May 31, 1996, compared to $82,000 for the first half of fiscal 1995, a difference of $397,000. That difference is caused principally by the lower gross margin percentage and increase in SG&A expenses discussed above, and is the principal cause of the difference of $346,000 between the loss from operations of $324,000 for the second quarter of fiscal 1996 and operating income of $22,000 for the second quarter of fiscal 1995.

               Interest expense did not change significantly between the fiscal 1996 and fiscal 1995 periods. The interest expense of Thimble Square was offset by lower interest expense, due to lower borrowings, for Innovo and Innovo Group.

               In March, 1995 the Company recognized other income of $1.9 million for the net proceeds it received upon the settlement of its lawsuit against the former auditors of NASCO. The absence of such a gain from fiscal 1996 is the principal cause in the decline in other income between the current and prior year periods, and also for $1.9 million of the change in the results of continuing operations.

       Liquidity and Capital Resources

               Operating cash flows were a negative $1,311,000 for the first half of fiscal 1996 principally as the result of $1.5 million increase
       in  accounts  receivable and  inventories.   The  increase  in accounts
       receivable results from the increase in sales; at May 31, 1996, accounts receivable equals approximately 78 days of sales, as compared to 108 days at October 31, 1995. The accounts receivable and inventory increases were financed with an aggregate of $1.6 million obtained from the sale of shares of the Company's common stock, or the exercise of outstanding common stock purchase warrants, and new notes payable borrowings (net of repayments on those notes). That capital was used during the second quarter to reduce trade debt, which improved the Company's trade credit with its suppliers and allowed it to finance the increases in accounts receivables and inventories, required to support
       the  increases in  sales,  through  new  trade  credit.    The  private
       placements of shares of common stock, which the Company undertook to obtain the working capital needed to support the increase in sales, were undertaken in February, April and May, 1996, at times when the Company's common stock was trading at prices of between $.25 and $.63 per share.

               During the second quarter of fiscal 1996 the Company reduced the borrowings outstanding under its NBD credit facility by $96,000, to $102,000, with payments received from ANG (see Note 3 of Notes to Condensed Consolidated Financial Statements). The Company anticipates that the repayment of the NBD borrowings will be completed in July or August, 1996, with additional payments from ANG, after which payments received from ANG will be used to repay the Company's July, 1994 working capital loan.

               The Company believes that on an overall basis cash will be sufficient to fund planned operations for fiscal 1996. However, a failure of the retail environment to improve in the manner projected by the Company or continued labor shortages, would adversely effect sales and could force the Company to further constrict operations.

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

               (b)  Reports on Form 8-K.

               On April 29, 1996 the Company filed a current Report on Form 8-K reporting the acquisition of Thimble Square, Inc.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  INNOVO GROUP INC.




       Dated:  July 16, 1996                      By/s/Patricia Anderson-Lasko

                                                    Patricia Anderson-Lasko,
                                                    President, Chairman and
                                                    Chief Executive Officer




       Dated:  July 16, 1996                      By/s/Terrance J. Bond
                                                     Terrance J. Bond,
                                                     Controller

                                  INNOVO GROUP INC.
                         Exhibit 27 - Financial Data Schedule

                    THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.