Form 10-Q
period 1996-08-31
INNOVO GROUP INC
filed 1996-10-21
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                                FORM 10-Q

(Mark One)
(X)                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                 THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996.

                                                   OR

( )                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from...................to......................

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

               Class                           Outstanding as of October 1, 1996
               _____                           _________________________________
       Common stock, par
       value of $.01 per share                                 18,818,167 shares

                                            INNOVO GROUP INC.
                                                  INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.     Financial Statements

            Condensed consolidated balance sheets as of
            August 31, 1996 and October 31, 1995                              3

            Condensed consolidated statements of operations
            for the three and nine months ended August 31, 1996
            and July 31, 1995                                                 4

            Condensed consolidated statements of cash flows for the
            nine months ended August 31, 1996 and July 31, 1995               5

            Notes to condensed consolidated financial statements              6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              14


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                19

Item 6.     Exhibits and Reports on Form 8-K                                 19


Signature Page                                                               20

PART I.        FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (000's except for share data)
                                               (Unaudited)

                                                           August 31,                    October 31,
                                                              1996                          1995
                                                            ________                     ___________
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $  1,466                      $     6
 Accounts receivable                                          1,229                        1,524
 Inventories                                                  1,571                        1,229
 Prepaid expenses                                               449                          406
                                                            _______                       ______

       TOTAL CURRENT ASSETS                                   4,715                        3,165

PROPERTY AND EQUIPMENT, net                                   5,078                        2,126
OTHER ASSETS                                                  1,394                          376
                                                            _______                       ______

                                                           $ 11,187                      $ 5,667
                                                            _______                       ______

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                             $  1,159                      $   993
 Subordinated notes payable                                       -                          235
 Current maturities of long-term debt                           228                          143
 Accounts payable                                             1,231                        1,942
 Accrued expenses                                             1,355                          735
                                                            _______                       ______

       TOTAL CURRENT LIABILITIES                              3,973                        4,048
LONG-TERM DEBT, less current
 maturities                                                   4,325                        1,422
OTHER                                                           111                          153
                                                            _______                       ______

       TOTAL LIABILITIES                                      8,409                        5,623
                                                            _______                       ______

CLASS 3 TRUST                                                     -                          274
                                                            _______                       ______
STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  30,000,000; issued 18,757,783 shares in
  1996 and 3,050,062 shares in 1995                             187                           30
 Stock subscription                                               -                          350
 Additional paid-in capital                                  24,056                       19,137
 Deficit                                                    (19,039)                     (17,358)
 Treasury stock, 119,691 and 53,072 shares                   (2,426)                      (2,389)
                                                            _______                       ______

       TOTAL STOCKHOLDERS' EQUITY                             2,778                         (230)
                                                            _______                       ______


                                                           $ 11,187                      $ 5,667
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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                  (000's except per share information)


                                                             Three months ended        Nine Months ended
                                                            ___________________       ____________________
                                                            August 31, July 31,       August 31, July 31,
                                                             1996        1995          1996       1995
                                                            _______    _______        ______     _________
NET SALES                                                   $  2,304   $ 1,638        $  5,704   $ 4,002

COST OF SALES                                                  1,548     1,253           3,551     2,387
                                                             _______    ______         _______    ______

  Gross profit                                                   756       385           2,153     1,615

OPERATING EXPENSES
  Selling, general and administrative                          1,117       788           2,725     1,888
  Depreciation and amortization                                  205       110             473       323
                                                             _______    ______         _______    ______

  Income (loss) from operations                                 (566)     (513)         (1,045)     (596)

INTEREST EXPENSE                                                (231)      (67)          (515)      (349)

OTHER INCOME (EXPENSE) - Net                                     (93)      (21)            73      1,960
                                                             _______    ______         _______    ______

  Income (loss) before income taxes (benefit)                   (890)     (601)        (1,487)     1,015


INCOME TAXES (BENEFIT):                                            -         -              -          -
                                                             _______    ______         _______    ______

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (890)     (601)        (1,487)     1,015

DISCONTINUED OPERATIONS:
  Results of discontinued NASCO
   Products operations                                             -      (483)             -       (927)
  Gain on sale of NASCO Products
   operations                                                      -       263              -        263
                                                             _______    ______         _______    ______
                                                                   -      (220)             -       (664)
                                                             _______    ______         _______    ______

NET INCOME (LOSS)                                           $   (890)  $  (821)       $(1,487)   $   351
                                                             _______    ______         _______    ______

EARNINGS (LOSS) PER SHARE:
   Continuing operations                                    $   (.05)  $  (.22)       $  (.13)   $   .40
   Discontinued operation                                          -      (.08)             -       (.26)
                                                             _______    ______         _______    ______
   Net income (loss)                                        $   (.05)  $  (.30)       $  (.13)   $   .14
                                                             _______    ______         _______    ______

WEIGHTED AVERAGE SHARES OUTSTANDING                           16,750     2,781         11,199      2,533
                                                             _______    ______         _______    ______



See accompanying notes to condensed consolidated financial statements.

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                 (000's)

                                                               Nine Months ended
                                                            ________________________
                                                            August 31,         July 31,
                                                              1996               1995
                                                            _________          _________
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $ (2,137)          $   994
                                                             _______            ______
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
    Capital expenditures                                        (213)                -
    Proceeds from sale of
     discontinued operation                                      199               100
                                                             _______            ______
    Net cash provided by (used in)
      investing activities                                       (14)              100
                                                             _______            ______

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                     2,054                 -
    Additions to long-term debt                                1,675               163
    Debt issue costs                                            (285)                -
    Repayments of long-term debt                                 (85)              (99)
    Additions to notes payable                                   312                 -
    Repayments on notes payable                                  (56)           (1,156)
                                                             _______            ______
    Net cash provided by (used in)
        financing activities                                   3,615            (1,092)
                                                             _______            ______

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              1,464                 2

CASH AND EQUIVALENTS, (beginning of period)                        2                 4
                                                             _______            ______

CASH AND EQUIVALENTS, (end of period)                       $  1,466           $     6
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

            A total of 2,840,784 shares of the Company's common stock were initially issued to effect the acquisition. However, in August, 1996, upon completion of the audit of Thimble Square's financial statements and
                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 2:            ACQUISITION (continued)

the appraisal of its plants and equipment, the number of shares was, pursuant to the terms of the merger agreement, reduced by 519,608 shares. Additionally, at the time of the acquisition Thimble Square owned 1,080,000 shares of the Company's common stock as a result of the January, 1996 manufacturing agreement between the companies (see Note 6). As a result of the acquisition, Innovo Group reacquired, and retired, those shares, and the net increase in the number of shares of Innovo Group common stock outstanding was 1,241,176 shares.

            The aggregate purchase price, as adjusted, of $1,584,000 (which includes the finder's fee of $49,000 and acquisition costs of $200,000) was allocated to Thimble Square's assets and liabilities, based on their fair values, as follows:
                                                               (000's)

            Current assets                                     $   220
            Property and equipment                               1,525
            Investment in Innovo Group
              common stock                                         551
            Goodwill                                               842
            Current liabilities                                   (924)
            Long-term debt                                        (546)
            Other liabilities                                      (84)
                                                                ______
                                                               $ 1,584
                                                                ______

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

                                                                 Nine months ended
                                                               ___________________
                                                               August 31,      July 31,
                                                                  1996           1995
                                                               _______         _________
                                                        (000's except per share amounts)
            Sales                                              $ 6,137         $ 6,885
            Income (loss) from continuing
              operations                                        (1,699)            964
            Income (loss) per share from
             continuing operations                                (.16)            .26

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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 4:            INVENTORIES

            Inventory consisted of the following:

                                                        August 31,             October 31,
                                                           1996                   1995
                                                        _________              ___________
                                                               (000's)
            Finished goods                              $   663                $   601
            Work-in-process                                 219                    177
            Raw materials                                   714                    469
            Inventory reserve                               (25)                   (18)
                                                         ______                 ______
               Total                                    $ 1,571                $ 1,229
                                                         ______                 ______

NOTE 5:            NOTES PAYABLE AND LONG-TERM DEBT

            (a) Notes Payable

            Notes payable consisted of the following:

                                                        August 31,             October 31,
                                                           1996                   1995
                                                        _________              ___________
                                                               (000's)

            Innovo factoring
              facility                                  $   433                $   356
            Bank credit facility                              -                    202
            Working capital loan                            239                    407
            NPI International loan                          100                      -
            Thimble Square acquisition
              (Note 2)                                      200                      -
            Other                                           187                     28
                                                         ______                 ______
                                                        $ 1,159                $   993
                                                         ______                 ______

            In December, 1995 the Company obtained a $300,000 short term loan collateralized by the common stock of NPI International. The loan bears interest at an annual rate of 12% and is due July 31, 1996. $200,000 of such note was repaid in the second quarter fiscal 1996.

            The $200,000 notes payable issued in connection with the acquisition of Thimble Square were repaid in September, 1996.

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

            During the third quarter of fiscal 1996 the Company completed the private placement of $1,675,000 of 8% Convertible Debentures. The 8% Convertible Debentures are convertible, beginning October 13, 1996, into shares of the Company's common stock at a per share price ("the
Conversion Price") equal to the lesser of $.42 per share or 70% of the closing bid price for the five days preceding any election of conversion.
The 8% Convertible Debentures also provide that the Company may call the debentures, beginning November 12, 1996, by the payment of the value of the shares of common stock obtainable upon conversion, and may pay the debentures, together with the accrued interest, at their September 30, 1998 maturity by the issuance of shares of common stock on the basis of the Conversion Price.

NOTE 6:            STOCKHOLDERS' EQUITY

            The changes in common stock, additional paid-in capital, and treasury stock during the month of November, 1995 and during the first quarter of fiscal 1996 were as follows:

                                                                 Additional
                                  Common Stock         Stock     paid-in    Treasury Stock
                              Shares     Amount     Subscription capital    Shares    Amount
                              ______     ______     ____________ _________  ______    ______
                                         (000's)    (000's)      (000's)              (000's)
Balance, October 31, 1995     3,050,062  $  30      $   350      $ 19,137   (53,072)  $(2,389)
Issuances of common stock
  Exercise of warrants          750,000      8            -           232         -         -
  Subscription agreement         60,793      1          (58)           57         -         -
  Spirco reorganization          18,000      -            -            12         -         -
Issuance of option (Note 5)           -      -            -           700         -         -
                              _________   ____       ______       _______   _______   _______
Balance, November 30, 1995    3,878,855     39          292        20,138   (53,072)   (2,389)
Issuances of common stock
  Cash                        7,201,996     72            -         1,737         -         -
  Subscription agreement        311,356      3         (292)          289         -         -
  Spirco reorganization         282,994      3            -           280         -         -
  Manufacturing agreement     1,200,000     12            -           388         -         -
  Thimble Square acquisition
    (Note 2)                  1,241,176     12            -           622         -         -
  Extinguishment of debt      1,048,588     10            -           321         -         -
  Exercise of warrants and
   options (below and Note 5) 3,372,730     34            -           412         -         -
  Loan fees                     105,802      1            -            31         -         -
Debt settlement                       -      -            -             -   (66,619)      (37)
Issuance of warrants                  -      -            -            40         -         -
Issuance costs                  114,286      1            -          (202)        -         -
                              _________  _____      _______      ________   _______   _______
Balance, May 31, 1996         18,757,783 $ 187       $   -       $ 24,056   (119,691) $(2,426)

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

            In January, 1996, the Company entered into an agreement to obtain contract manufacturing services, and issued to the contractor (Thimble Square) 1,200,000 shares of its common stock as prepayment for $400,000 (approximately 57,000 hours) of manufacturing operations which the Company may use on an as needed basis through July 31, 1997. Thimble
Square owned 1,080,000 of such shares at the time of its acquisition by the Company (see Note 2), as the result of which the agreement was canceled and the Company reacquired, and retired, such 1,080,000 shares.

            During the first quarter of fiscal 1996 the Company settled an outstanding obligation held by a creditor who had previously received 66,619 shares of common stock as a partial payment. As a part of the settlement the creditor returned the shares to the Company. The returned shares were recorded as treasury stock at their market value.

            In connection with the private placement of shares of its common stock for cash during the first quarter of fiscal 1996, the Company issued warrants for the issuance of 2,272,730 shares of its common stock, exercisable through January, 1998 at a per share price equal to 50% of the exercise date market price of the Company's common stock (25% for any exercises occurring at a time when the Company's common stock is not trading on the NASDAQ). The warrants were exercised in April and May, 1996.
            During the third quarter of fiscal 1996 the Company completed the private placement of aggregate of 1,751,516 shares of its common stock for net cash proceeds of $560,000. The placements included the issuance of warrants for the purchase of 775,758 shares of the Company's common stock exercisable for five years at an exercise price of $.52 per share.

            In connection with the third quarter fiscal 1996 placements of common stock and convertible debentures, the Company issued to the placement agent warrants for the purchase of an aggregate of 4,715,909 shares of its common stock, subject to adjustment, exercisable for a period of five years at an exercise price of $.44 per share, subject to adjustment.

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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 7:     CONTINGENCIES (continued)

The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded to plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment.
The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the questions of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on, and submission to a jury of, the Company's claim of breach of fiduciary duty by Tedesco. The Company is filing motions with the trial court for the scheduling of the ordered trial on its claims against Tedesco and would be entitled to offset any damages it is awarded against the Tedesco award. The Company also may, but has not yet, appeal to the Texas Supreme Court the issue of the appeal courts' decision to uphold $200,000 of the original judgement (which accounts for $340,000 of the August, 1996 $420,000 amount). Tedesco has not indicted, as of this time, whether he will further appeal to the Texas Supreme Court. In connection with its appeals the Company has pledged as an appeal bond 200,000 shares of its unissued common stock. The Company continues to believe that the ultimate resolution of the case is unlikely to result in a material loss.

            Under the plan of reorganization of Spirco, Inc. ("Spirco") certain claims were contributed to a trust ("the Class 3 Trust") to which Innovo Group issued shares of its common stock. The Class 3 Trust, which is administered by an independent trustee, is selling the shares of common stock and distributing the net proceeds therefrom to the Class 3 claimants. If the proceeds from the sale of the shares of common stock issued to the Class 3 Trust are not sufficient to pay the allowed Class
3 claims, plus interest accruing at the rate of 7% per annum from November 7, 1994, then Innovo Group will be required to pay the remaining amount in installments with interest at 7% through November, 1999. On the basis of the sales by the Class 3 Trust through September 30, 1996, the market price of the Company's common stock on that date, and the

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
                                               (Unaudited)

NOTE 7:     CONTINGENCIES (concluded)

estimated amount of disputed claims that will be allowed (including the IRS assessment described below), the proceeds from the sale of shares by the Class 3 Trust will be sufficient to satisfy all Class 3 claims.

            During fiscal 1995 the Internal Revenue Service ("IRS") conducted an examination of Spirco's 1991 income tax return. In March, 1996 the IRS issued an audit report with respect to such returns which proposed to reclassify certain capital losses, which would have had the effect of increasing the taxes by $250,000. In June, 1996, after considering additional information provided by the Company, the IRS revised its audit report. The revised report reflected taxes due which were less than the amount the Company had previously provided in its consolidated financial statements. During the third quarter of fiscal 1996 the audit was settled on the basis of the revised amount, and the taxes, which represented a Class 3 claim under Spirco's plan of reorganization, were paid from funds available in the Class 3 Trust.

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

            The Company is also a defendant in certain other legal actions arising from normal business activities or the bankruptcy proceedings of Spirco. Management believes that those actions are without merit or that the ultimate liability, if any, resulting therefrom will not materially effect the Company's consolidated financial position or results of operations.
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Acquisition of Thimble Square, Inc.

            As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, on April 12, 1996 the Company acquired Thimble Square, Inc. ("Thimble Square"). Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996.

            Thimble Square manufactures and markets ladies' ready-to-wear at-home, sleep and lounge wear from plants in Pembroke and Baxley, Georgia.
Its products are sold to retailers and through mail order distribution. Thimble Square also provides sub-contract manufacturing for other distributors of private-label sleep and lounge wear; in those instances, the customer provides the raw materials, and Thimble Square manufactures the products to the distributor's specifications. Thimble Square's sales for its fiscal year ended December 31, 1995 were approximately $3 million. Thimble Square operated profitably for many years, but during fiscal 1994 and 1995 (years ended December 31) incurred losses, due principally to lower levels of sales. That lower level of sales has continued through August 31, 1996, in part due to labor shortages and the Company's use of Thimble Square's production capacity to produce Innovo products. As discussed below, in October, 1996, the Company leased additional production capacity for Innovo, and, as a result, Innovo Group will now attempt to increase Thimble Square's sales by marketing its products to major mass merchants and other retailers with whom Innovo
Group already has relationships, and to which Thimble Square has not had material sales. The Company also plans to utilize Thimble Square's mail order distribution to market Innovo's products. However, such steps will take a period of time to implement, and until such time the inclusion of Thimble Square's operating results could have an adverse effect on the Company's consolidated results of operations.

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

Results of Continuing Operations

            Sales for the first nine months of fiscal 1996 increased by $1,702,000, or 42.5%, to $5,704,000, from $4,002,000 for the three quarters of fiscal 1995. The inclusion of Thimble Square's operations for April 12, 1996 through August 31, 1996, contributed $668,000 of the increase. The remaining $1,034,000 increase was due to sales of the Company's new craft products, the recapture of certain craft accounts from import suppliers, and approximately $750,000 of sales of the Company's U.S. Olympic Team products.

            Sales for the third quarter of fiscal 1996 were $2,304,000, representing a $666,000 or 40.7% increase over sales of $1,638,000 for the three months ended July 31, 1995. Of such increase, $438,000 is attributable to the inclusion of Thimble Square's operations for the third quarter of fiscal 1996, while the remaining $228,000 increase is due to the factors discussed above.

            During the first three quarters of fiscal 1996 the Company obtained four new licenses; a license for the domestic and foreign use of the logos and taglines of the Anheuser-Busch Cos. on various bags and totes, a license of the domestic and foreign use of the sports drawings of sports artist Gary Patterson on various bags, and on t-shirts, and a license for the use of the Warner Bros. studios Looney Tunes cartoon characters on various bags and backpacks to be sold in Europe. Additionally, the Company is currently completing negotiations for an additional major European license. In general, a period of from four to six months is required, once a license is obtained, to develop and obtain the approval for the art and products for the new license, and produce samples and begin marketing. As a result, sales for the first three quarters of fiscal 1996 do not reflect any increases for sales of products under these licenses, and although some sales of products under the Warner Bros., Anheuser-Busch and Gary Patterson licenses may take place in the fourth quarter of fiscal 1996, material sales from these licenses are currently projected to begin in the second quarter of fiscal
1997 as the result of the time needed to complete the development of these products, and due to retail buying cycles. The Company expended approximately $260,000 during the first nine months of fiscal 1996 on the development and promotion of new products, and additional product development costs are expected to reduce operating results for the fourth quarter of fiscal 1996.

            Sales for the first three quarters of fiscal 1996 were adversely effected by shortages of labor at the Company's Tennessee and Georgia plants, and, during the first half of fiscal 1996, by the lack of working capital for the purchase of raw materials. As a result, the Company was unable to accept orders for an estimated $750,000 of products. The
Company raised additional working capital in the second and third quarters of 1996 which was used, in part, to increase raw material levels to more desirable levels. The Company's April, 1996 acquisition of Thimble Square allowed Innovo, Inc. to, beginning in May, utilize a portion of Thimble Square's production capacity to offset its labor shortage; however, Thimble Square and Innovo, Inc., both continued to experience labor shortages in the third quarter of fiscal 1996. In
October, 1996, the Company obtained a three year lease of a sewing facility in Red Boiling Springs, Tennessee. This facility is expected to approximately double the Company's Tennessee production capacity. The annual rental cost will not materially effect operating costs. The
Company anticipates that operations at the facility will begin in November, 1996. The Company is currently exploring additional steps which it believes will, in the long term, reduce the likelihood of labor shortages. However, because production at the new leased facility will not begin until November, 1996, it is likely that the labor shortage will also adversely affect sales in the fourth quarter of fiscal 1996.

            Gross profit as a percentage of sales was 32.8% and 37.7%, respectively, for the three and nine months ended August 31, 1996, as compared to 23.5% and 40.4%, respectively, for the third quarter and first nine months of fiscal 1995. The gross margin percentage for the year to date period in 1996 is lower, and is higher for the third quarter of 1996, as compared to those for the respective comparable periods in fiscal 1995, in part due to a change in fiscal 1996 in the method used to allocate fixed manufacturing costs to interim periods. Prior to fiscal 1996 the Company utilized all projected sales to project production in each quarter and allocate fixed manufacturing costs between interim periods. Beginning in fiscal 1996, the allocation of fixed manufacturing costs between interim periods is being based on production projections that reflect only confirmed or customer planned orders. The Company anticipates that as a result quarterly gross profit percentages will vary less than in fiscal 1995, when the gross profit percentages for the first half of the year were significantly higher than those for the second half of the year. The gross profit percentages in the third quarter and first nine months of fiscal 1996 were also adversely affected by the Company's lack of working capital for the purchase of raw materials, and the shortages of labor at its manufacturing facilities. These factors caused production inefficiencies and higher freight costs.

            Selling, general and administrative ("SG&A") expenses increased from $1,888,000 for the first nine months of fiscal 1995 to $2,725,000 for the nine months ended August 31, 1996. The $837,000 increase was principally due to the inclusion of Thimble Square's operations since
April 12, 1996 ($245,000), an increase in commissions and royalties of $244,000 as the result of higher sales, and $268,000 in costs related to additional personnel. The personnel additions were principally for functions related to the development of new products, and products for the Company's newly obtained licenses. These factors were also the principal reason for the $329,000 increase in SG&A expenses for the third quarter, from $788,000 in fiscal 1995 to $1,117,000 for fiscal 1996. As a percentage of sales SG&A expenses were 47.8% for the first nine months of fiscal 1996 compared to 47.2% for the nine months ended July 31, 1995. Depreciation and amortization expense increased in the fiscal 1996 periods principally due to the inclusion of the depreciation and amortization of Thimble Square, including goodwill amortization of $35,000.

            In October, 1996, the Company implemented a restructuring of its senior management. A new chief operating officer was added, who will be directly responsible for production operations and cost controls. The marketing and sales functions were restructured to be under the direct, full-time supervision of the chief executive officer. Previously, both functions had reported to the chief executive officer. The Company believes that having each function directed on a full-time basis by separate senior executives will improve the effectiveness of both areas.
In connection with the restructuring the Company implemented salary and personnel reductions that will reduce expenses, net of salaries for new positions, by $150,000 annually. The management and administrative structure in place after this restructuring represents a level of costs that the Company currently plans to continue in anticipation of, and to generate, increased sales. The Company recognizes that absent such an increase in sales it will not operate profitably without additional significant expense reductions. If sales increases are not achieved, it will attempt to further restructure to accomplish those cost reductions.

            The loss from operations was $1,045,000 for the nine months ended August 31, 1996, compared to $596,000 for the first three quarters of fiscal 1995, a difference of $449,000. That difference is caused principally by the lower year to date gross margin percentage, and increase in SG&A expenses, discussed above.

            Interest expense increased to $515,000 for the nine months ended August 31, 1996 as compared to $349,000 for the first three quarters of fiscal 1995. The majority of the $166,000 increase occurred in the third quarter, as the result of interest on higher accounts receivable based borrowings reflecting the increase in sales.

            In March, 1995 the Company recognized other income of $1.9 million for the net proceeds it received upon the settlement of its lawsuit against the former auditors of NASCO. The absence of such a gain from fiscal 1996 is the principal cause in the decline in other income between the current and prior year periods, and also for $2.5 million of the change in the results of continuing operations.

Liquidity and Capital Resources

            Operating cash flows were a negative $2.1 million for the first nine months of fiscal 1996 principally as the result of the $1.5 million net loss, a $862,000 increase in accounts receivable and inventories and a $542,000 decrease in accounts payable and accrued expenses. The increase in accounts receivable results from the increase in sales; at August 31, 1996, accounts receivable equals approximately 48 days of sales, as compared to 108 days at October 31, 1995.

            The accounts receivable and inventory increases and accounts payable and accrued expense decreases were financed with an aggregate of $1.6 million obtained from the sale of shares of the Company's common stock, or the exercise of outstanding common stock purchase warrants, and new notes payable borrowings (net of repayments on those notes). That capital was raised during the second quarter and used to reduce trade debt, which improved the Company's trade credit with its suppliers and allowed it to finance through new trade credit the increases in accounts receivables and inventories required to support the increases in sales. The private placements of shares of common stock, which the Company undertook to obtain the working capital needed to support the increase in sales, were undertaken in February, April and May, 1996, at times when the Company's common stock was trading at prices of between $.25 and $.63 per share.

            During the third quarter of fiscal 1996 the Company raised an aggregate of $2.0 million, principally from the issuance of 8%
Convertible Debentures. The Company undertook these financings to fund the development of the products, and the advance royalty deposits, for the new Warner Bros. license and other licenses currently being negotiated, the repayment of the notes issued in the acquisition of Thimble Square (repaid in September, 1996), the completion of the development of the Florida retail property, and to obtain a working capital reserve while funds were available to the Company at acceptable terms. The Florida retail property is presently undergoing the final stages of its renovation, and the Company currently expects that tenants, including the Company, will begin to occupy the retail property in December, 1996.

            As a result of these financings, the Company had cash and cash equivalents of $1.5 million at August 31, 1996, and the Company's current ratio was 1.19 to 1, as compared to .92 to 1 at July 31, 1996.

            The Company completed the repayment of the borrowings under its NBD credit facility in the third quarter of fiscal 1996 with funds from payments received from ANG (see Note 3 of Notes to Condensed Consolidated Financial Statements). The remaining payments received from ANG were used to reduce the outstanding borrowings on the Company's July, 1994 working capital loan to $239,000.

            The Company believes that on an overall basis cash will be sufficient to fund planned operations. However, a failure of the retail environment to improve in the manner projected by the Company, or continued labor shortages, would adversely effect sales and could force the Company to further constrict operations.
PART II:                                 OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the period ended October 31, 1995, and to
            Note 7 of Notes to Condensed Consolidated Financial Statements in
            Part I of this report, which are incorporated herein by reference.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 6.     EXHIBITS AND REPORTS ON FROM 8-K

            (a)  Exhibits.

            Exhibit 27. Financial Data Schedule (included only in the electronically filed version of this report).

            (b)  Reports on Form 8-K.

            No Current Reports on Form 8-K were filed during the fiscal quarter covered by this report.

                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   INNOVO GROUP INC.




Dated:  October 21, 1996                           By/s/Patricia Anderson-Lasko
                                                        Patricia Anderson-Lasko,
                                                        President, Chairman and
                                                     Chief Executive Officer




Dated:  October 21, 1996                            By/s/Terrance J. Bond
                                                         Terrance J. Bond,
                                                         Controller