Form 10-K405
period 1996-11-30
INNOVO GROUP INC
filed 1997-02-28
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                                         Washington, D.C.  20549

                                                                     Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1996

                                                                             OR
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _____ to _____    Commission file number: 0-18926

                                                               INNOVO GROUP INC.
                          (Exact name of registrant as specified in its charter)

Delaware                                                              11-2928178
(State or other jurisdiction of                      (IRS Employer incorporation
or organization)                                             Identification No.)

27 North Main Street                                                       37172
Springfield, Tennessee                                                (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code (615)  384-0100

                  Securities registered pursuant to Section 12 (b) of the Act:

                                                                           NONE

                    Securities registered pursuant to Section 12 (g) of the Act:

                                          Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 15, 1997, 28,763,990 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $9,783,000 at the close of business on February 15, 1997.

Documents incorporated by reference:  NONE

                                                              INNOVO GROUP INC.
                                                                     FORM 10-K
                                                               TABLE OF CONTENTS



PART I                                                                      Page

           Item 1.                Business                                     3
           Item 2.                Properties                                  13
           Item 3.                Legal Proceedings                           13
           Item 4.                Submission of Matters to a Vote of
                                   Security Holders                           15

PART II

           Item 5.                Market for the Company's Common Equity
                                    and Related Stockholder Matters           16
           Item 6.                Selected Consolidated Financial Data        18
           Item 7. Management's Discussion and Analysis of Financial Condition and Results of
                                    Operations                                19
           Item 8.                Financial Statements and Supplementary Data 34
           Item 9.                Changes in and Disagreements With Accountants
                                    on Accounting and Financial Disclosures   61

PART III

           Item 10.               Directors and Executive Officers of the
                                    Registrant                                62
           Item 11.               Executive Compensation                      65
           Item 12.               Security Ownership of Certain Beneficial
                                    Owners and Management                     68
           Item 13.               Certain Relationships and Related
                                    Transactions                              70

PART IV

           Item 14.               Exhibits, Financial Statement Schedules and
                                    Reports on Form 8-K                       71

SIGNATURES                                                                    78

                                                                         PART I

Item 1.  Business

Introduction

          Innovo Group Inc. ("Innovo Group"), operating through its wholly-owned subsidiaries (which, collectively with Innovo Group are referred to as "the Company"), designs, manufactures and domestically markets various cut and sewn canvas and nylon consumer products, such as tote bags and aprons, for sale to various retailers and in the premium and advertising specialty market, and manufactures and domestically markets ladies ready-to-wear at-home, sleep and lounge wear for sale to retailers and through mail order distribution. The Company also internationally markets and distributes the Company's canvas and nylon products, as well as sport bags and backpacks.
The Company's operations are classified into two industry segments.  See Note
10 of Notes to Consolidated Financial Statements for financial information on industry segments.

           Innovo, Inc. ("Innovo"), a wholly owned subsidiary, manufactures and domestically distributes cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets. Innovo's products are domestically manufactured at facilities owned or leased by the Company. See "-Products" and "-Manufacturing."

           NASCO Products International, Inc. ("NP International") markets and distributes overseas, principally in Europe and the Middle East, certain products similar to those marketed domestically by Innovo, as well as licensed sports bags and backpacks, which the Company generally obtains from foreign suppliers. See "-Products" and "-Manufacturing."

           The products comprising Innovo's sports licensed line, and those distributed by NP International, display logos, insignia, names, slogans or characters licensed from various licensors. Innovo and NP International hold licenses for the use of the logos and names of the teams of the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, and over 130 colleges, as well as the slogans and taglines of Anheuser-Busch Cos. and the drawings of sports artist Gary Patterson. In the second half of fiscal 1996 NP International obtained licenses for the use of the Walt Disney Co. ("Walt Disney") cartoon characters, and the Warner Bros. Studios ("Warner Bros.") Looney Tunes cartoon characters, on sports bags, backpacks, fanny packs and other products it markets in Europe and the Middle East. NP International will begin selling the Walt Disney and Warner Bros. products in fiscal 1997. For the year ended November 30, 1996, 39.9% of the Company's net sales represented the sale of products produced pursuant to such licenses. See "-Licenses."

         Thimble Square, Inc. ("Thimble Square"), which Innovo Group acquired in April, 1996, manufactures and markets ladies' ready-to-wear at-home, sleep and lounge wear. Thimble Square also provides "sew-only" manufacturing for other distributors of private-label sleep and lounge wear. See "-Products" and "-Manufacturing."

        The Company is also developing a retail facility in Florida (see Item 2.
- "Properties").

           During fiscal 1994 the Company began restructuring its operations to concentrate on domestic manufacturing and the international distribution of licensed products, which the Company views as its strategic strengths. In October, 1994 the Company relocated to its owned facility in Springfield, Tennessee the manufacturing operations it had previously conducted in leased facilities in Sugarland, Texas to eliminate the expense of the leased space in Texas and also eliminate certain shipping and duplicative supervision costs. On July 31, 1995, NASCO Products, Inc. ("NASCO Products"), a wholly-owned subsidiary, sold to Accessory Network Group, Inc. ("ANG") its operations of importing to and distributing in the United States sports bags, backpacks and equipment bags bearing the logos of the teams of the four major professional sports leagues. The sale did not include the products distributed by Innovo or NP International. For the licenses ANG is paying NASCO Products $750,000 through July 31, 1998. In addition, ANG will make an ongoing annual payment, for up to forty years, of certain percentages of sales under each of the National Football League, Major League Baseball, National Hockey League licenses, and National Basketball Association licenses. See Note 3 of Notes to Consolidated Financial Statements.

           During fiscal 1994 the Company's marketing emphasis was placed on the U.S. retail market for its sports licensed products. The Company devoted fiscal 1995 to shifting its emphasis to developing new products and marketing programs for its products in the fashion, utility and craft lines and for the premium and advertising specialty markets and to preparing marketing plans for its U.S. Olympic Team products for the 1996 Summer Games. As a result of the Company's fiscal 1995 efforts, Innovo increased its sales of craft products in fiscal 1996. However, the Company's increase in net sales was limited by shortages of raw materials, which were caused by a lack of working capital, and by labor shortages, each of which prevented the Company from accepting certain orders. The Company raised additional working capital in the second and third quarters of fiscal 1996 which was used, in part, to increase raw materials levels to more desirable levels, and in October, 1996 the Company obtained a three year lease of an additional sewing facility. Production at the facility, which began in November, 1996, will substantially offset the effects of the labor shortages experienced in fiscal 1996.

        In fiscal 1997 the Company will attempt to improve its operating results by continuing the growth in sales while also improving its gross profit margins and controlling any increase in fixed selling, general and administrative expenses.

           - Growth in sales. Sales increases are anticipated from the continued recapture of domestic craft market share by Innovo, increased sports licensed market sales, by both Innovo and NP
                      International, as the result of recovering demand, and NP
               International's sale of the new products being produced under the
                      Walt Disney and Warner Bros. licenses.

               Sales increases may also be generated from the Anheuser-Busch and
                   Gary Patterson licenses, and from expanding Thimble Square's marketing to include mass merchants with which Innovo already has established relationships but to which Thimble Square has not previously marketed.

   -          Improvement in gross margins.  To improve gross profit margins the
                      Company will attempt to both increase prices and reduce
                 manufacturing costs.  Price increases on selected products were implemented in the first quarter of fiscal 1997, and the review of product pricing will continue.  Prices for certain sports licensed products will be increased as the result of artwork or other enhancements that will allow retailers to increase retail pricing.
                To reduce production costs, both product designs and production operations will be revised. These steps began in the first quarter of fiscal 1997, and will continue into the third quarter of fiscal
                      1997.

         The Company believes that both the increases in sales and improvements in gross profit margins can be accomplished without significant increases to fixed overhead costs. However, there can be no assurance that any of these steps will be successful. See "- Growth Strategy and Product Development," "-Manufacturing," and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company estimates that its products are carried in over 5,000 retail outlets in the United States, as well as in numerous retail outlets in Europe. The Company's marketing efforts are conducted by its own sales and marketing staff together with its network of domestic marketing organizations and sales representatives and foreign distributors. The Company sells to retail accounts such as mass merchandisers, department, sporting goods, grocery, craft and drug store chains, and mail order retailers, including K
Mart Apparel Corp., Wal-Mart Stores, Inc., J.C. Penney Company, Inc., Sports Authority, Inc., and Michael's Stores, Inc., and advertising specialty accounts.

         Innovo began operations in April, 1987. In August, 1990, Innovo merged into Elorac Corporation, a so called "blank check" company, which was renamed Innovo Group. In fiscal 1991 the Company acquired the business of NASCO, Inc. ("NASCO"), a manufacturer, importer and distributor of sports-licensed sports bags, backpacks, and other sporting goods, located in Springfield, Tennessee. NASCO, subsequently renamed Spirco, was also engaged in the marketing of fundraising programs to school and youth organizations. The fundraising programs involved the sale of magazines, gift wraps, food items and seasonal gift items. Effective April 30, 1993, the Company sold the youth and school fundraising business of Spirco to QSP, Inc. ("QSP").

          Spirco had incurred significant trade debt from the fiscal 1992 losses it incurred in marketing fundraising programs and from liabilities incurred by Spirco prior to its acquisition which were not disclosed at that time. On August 27, 1993, Spirco filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Innovo Group, Innovo and NASCO Products were not parties to the filing. Spirco's plan of reorganization was confirmed by the court on August 5, 1994, and became effective on November 7, 1994. Under the plan, administrative claims were paid in cash from funds borrowed under the Company's bank credit facility. Leasall Management, Inc. ("Leasall"), a newly formed subsidiary of Innovo Group, acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt, which Innovo Group had previously guaranteed, and Spirco was merged into Innovo Group which as a result acquired direct ownership of its other assets. Spirco claims which had been guaranteed by Innovo Group received full payment through the issuance of shares of Innovo Group common stock. Additionally, shares of Innovo Group common stock were issued to a trust ("the Class 3 Trust") which, in fiscal 1996, completed the process of selling those shares and distributing the proceeds to the Class 3 claimants, which were federal, state and local taxing authorities that had claims for income, sales, property and unemployment taxes. Unsecured claims did not receive any distribution, and were extinguished, under the plan of reorganization.

          The principal executive offices of the Company are located at 27 North Main Street, Springfield, Tennessee 37172. Its telephone number is (615) 384-0100. Unless the context requires otherwise, "the Company" refers to Innovo Group Inc. and its subsidiaries, and "Innovo Group" refers to Innovo Group Inc.

Products

           Innovo is a domestic manufacturer that designs and markets a wide variety of cut and sewn canvas and nylon consumer products. The following sets forth the principal products that Innovo manufactures and distributes to the utility, craft and sports licensed markets:

           Utility                                      Craft                                         Sports Licensed
           _______                                      _____                                         _______________
           tote bags                                    tote bags                                     tote bags
           gift bags                                    aprons and smocks                             laundry bags
           laundry bags                                 banners*                                      shoe bags
           shoe bags                                    vests*                                        insulated lunch bags
           duffle bags                                  Christmas stockings                           duffle bags
           aprons and smocks                                                                          stadium totes
                                                                                                      fanny packs

*new product for fiscal 1997.

         The products Innovo manufactures for the utility market utilize designs and artwork developed either in-house or by independent contractors. For the craft market, Innovo's products are produced without artwork, and are sold (sometimes packaged with paints or other supplies) as a product for craft projects (the creation and applications of a design by the customer).

          Innovo's sports licensed products are produced with the logos or other designs licensed from the four major professional sports leagues, colleges, Anheuser-Busch and Gary Patterson. See "-Licenses."

         Innovo also markets each of these products to the advertising specialty market, for which it produces the product with the customer's logo, design or slogan for use as a customer or employee promotion or premium sale item. In fiscal 1995 Innovo also developed a fashion line featuring higher style backpacks and "day packs." As a result of test marketing in fiscal 1996, the Company is currently reconsidering the design, pricing and sourcing of the fashion line products.

        NP International designs, manufactures, imports and distributes licensed sports products internationally, principally throughout Europe and the Middle East, to distributors that in turn sell to sporting goods, department and mass merchandise chains, and mail order, grocery and drug chains. Its line of products consists of the products produced (and distributed in the United States) by Innovo, and a variety of sport, gym, equipment and duffle bags and backpacks. NP International's products are generally imprinted or embroidered with logos licensed from the four major professional sports leagues, colleges, Anheuser-Busch, or the characters licensed from Walt
Disney and Warner Bros.

          Thimble Square designs, manufactures and distributes moderately priced ladies' nylon, polyester and cotton at-home, lounge, and sleep wear. It's products include sleep shirts, night gowns, teddies, house coats and pajamas. Thimble Square also provides "sew-only" services for other distributors of similar products. For these customers, Thimble Square cuts, sews and packages the products using fabric supplied by the customer.

Growth Strategy and Product Development

           The Company believes that growth in its business can be accomplished both by the expansion of the sales of its existing products and through the development or acquisition of new product designs and the acquisition of new licenses. The Company spent approximately $363,000 on the design and acquisition of new products and the acquisition of new licenses in fiscal
1996, and management anticipates that in fiscal 1997 such expenditures approximate $200,000.

           The Company continually seeks to develop new designs in-house, and design or acquire new products. In fiscal 1996 the Company developed canvas banners and vests, which have been added to its craft market line in fiscal 1997, and in the first quarter of fiscal 1997 developed and began the test marketing of denim and stone-washed denim tote bags, aprons and vests.

        The Company also continually evaluates the market potential for the sale of products bearing licensed logos, characters or artwork. Those evaluations involve both situations where a license has been offered to the Company, and where the Company itself identifies a logo or character that may have market potential. Where such an evaluation indicates a sufficient likelihood of market acceptance, the Company attempts to negotiate and obtain a license from the owner of the logo or character. In fiscal 1996 the Company acquired the Walt Disney, Warner Bros., Anheuser-Busch and Gary Patterson licenses. However, there can be no assurance that the Company will be able to obtain other new licenses, or to renew existing licenses, on favorable terms.

           In general, a period of from four to six months is required, once a license is obtained, to develop and obtain the approval for the art and the products for the new license, and produce samples and begin marketing. The Company commenced the product development for the newly obtained Walt Disney, Warner Bros., Anheuser-Busch and Gary Patterson licenses in the third and fourth quarters of fiscal 1996. The Company currently expects to complete the product development for the Walt Disney products in the first quarter of fiscal 1997, which would allow the Company to begin shipments in the second quarter of fiscal 1997 and, more significantly, be able to solicit and fill orders for retailers' back-to-school and holiday seasons, which would be shipped principally in the third and fourth quarters. The Company has received, and expects to ship in the first quarter, initial or test orders for its Warner Bros. products. Product development is continuing for this line, with a plan to complete that process in time for back-to-school and holiday season orders. Minor sales, resulting from test orders, for the Anheuser-Busch and Gary Patterson products, were shipped in the first quarter of fiscal 1997.

Marketing and Customers

          During fiscal 1996, the Company's Innovo and Thimble Square operations involved sales to approximately 1,100 domestic retail accounts, which included a mix of mass merchandisers, such as K Mart and Wal-Mart, department, sporting goods, grocery, craft and drug store chains, mail order retailers and other retail accounts. NP International's operations involved sales to 13 foreign distributors which in turn resell to retail accounts.
The Company estimates that its products are carried in over 5,000 retail outlets in the United States and numerous retail outlets in Europe.

         Generally the Company's domestic accounts are serviced by the Company's sales personnel working together with marketing organizations which have sales representatives. NP International's marketing is conducted by the Company's sales department working together with 13 foreign distributors and sales representatives having representation throughout Europe and the Middle East. Marketing organizations are compensated on a commission basis.

          The Company is currently developing, and expects to complete in March, 1997, a store site on the internet (http://innovo-group.com and http://www.virtualhouse.com/innovo) which will offer selected Innovo products directly to consumers. The site is being developed under an agreement whereby the web site developer will absorb all development and maintenance costs in exchange for a percentage of sales.

           In marketing its products the Company attempts to emphasize the competitive pricing and quality of its products, its ability to assist customers in designing marketing programs, its short lead times, and the high sell-through its products have historically achieved. To assist customers in achieving a higher sell-through of its sports team (professional and college) logoed products, the Company tracks the retail sales by team logo for various geographic areas. The Company then uses this information to assist customers in selecting the optimum mix of team logos for their market. The Company has an electronic data interchange system that allows certain larger customers to place orders directly.

          For fiscal 1996, two customers accounted for sales in excess of 10% of net sales; Wal-Mart, a customer of Innovo, and Crown-Tex, a customer of Thimble Square, which accounted for 12.5%, and 11.2% of net sales, respectively. However, no customer accounted for 10% or more of sales in fiscal 1995, and generally the Company is not dependent upon a single customer or a few customers the loss of any one or more of which would have a material adverse effect on the Company.

Backlog

           Although the Company may at any given time have significant business booked in advance of purchase orders, customers' purchase orders are typically filled and shipped within two to six weeks, and at November 30, 1996 and October 31, 1995, there was no significant backlog.

Seasonality

          The Company's business is seasonal. The majority of the marketing and sales activities take place during the first half of the calendar year, while the greatest volume of shipments and sales are generally made in the summer and fall, which coincides with the Company's third and fourth fiscal quarters. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

Manufacturing

         Innovo's and Thimble Square's products are manufactured domestically in facilities operated by the Company. The Company manufactures its domestic products from an inventory of unfinished fabric rolls using cutting, sewing and finishing equipment owned or leased by the Company. Innovo utilizes silk-screening machines to permanently imprint designs onto its various products. Using its in-house design staff and its computer graphic equipment, the Company has the capacity to rapidly produce new product samples.

          The Company believes that its equipment provides it with manufacturing capacity sufficient for projected production over the next twelve months.
During fiscal 1996 Innovo experienced an inability to obtain sufficient production labor to, at times, meet the demand and customer delivery requirements for its domestically produced products and, as a result, the Company was unable to accept certain orders and experienced production inefficiencies and excess overtime costs. In October, 1996, the Company obtained a three-year lease on a sewing facility in Red Boiling Springs, Tennessee which, in November, 1996, began to produce Innovo products. The geographical location of Red Boiling Springs, relative to Innovo's other production facility in Springfield, Tennessee, is such that the Red Boiling Springs facility draws its production labor from a different labor pool while production at the two facilities can be overseen by a single group of senior management. Accordingly, the Company believes that the addition of the Red Boiling Springs facility will reduce the Company's exposure to labor shortages, which will favorably impact sales and production costs. However, there can be no assurance that the Company will not again be adversely affected by labor shortages in the future.

          The principal materials used in Innovo's and Thimble Square's products include canvas, plain and printed rolls of nylon, polyester and cotton, mesh and webbing. The Company buys raw materials in bulk for the products it manufactures domestically. The Company has generally concentrated its purchases of raw materials for domestic manufacturing among a small number of suppliers, and during fiscal 1996 purchased the majority of each type of raw material it uses from one or two suppliers. Although the Company does not have any long-term agreements with these or other suppliers, it has to date, despite its lack of working capital, been able to obtain suppliers to satisfy its raw material requirements. Management believes that if its current suppliers were unable to supply the necessary raw materials in sufficient quantities or on acceptable price terms, alternative suppliers would be available on comparable price terms and delivery schedules. In the event the Company was unable to find such alternative suppliers at competitive prices and on a timely basis, its operations could be materially adversely affected.

           The sport and gym bags and backpacks marketed overseas by NP International are generally obtained from overseas manufacturers in order to reduce the cost of obtaining these more labor intensive products. The independent overseas contractors that manufacture these products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to the Company's specifications. The Company generally uses one independent contractor to fulfill all of its requirements in order to maximize its control over production quality and scheduling. Although the Company uses this, and other methods, to reduce the risk that the independent contractor will fail to meet the Company's requirements, the use of independent overseas contractors does reduce the Company's control over production and delivery and exposes the Company to the other usual risks of sourcing products abroad. The Company does not have any long-term supply agreements with independent overseas contractors, but believes that there are a number of contractors that could fulfill the Company's requirements.

           The Company has generally utilized overseas contractors that utilize production facilities located in China. As a result, the products manufactured for the Company are subject to export quotas and other restrictions imposed by the Chinese government. To date the Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect the Company, even if only temporarily while the Company shifted production to other countries or regions such as Korea, Taiwan, or Latin America. Substantially all of the products manufactured overseas for the Company are shipped directly to customers outside the United States; accordingly, the Company is generally not subject to United States import quotas, inspection or duties.

Licensing Agreements

           The following sets forth certain information concerning the license agreements currently held by the Company.

Licensor/Licensed Names
logos, characters, etc.                                 Types of Products                                        Geographical Areas
National Basketball                                     tote, lunch, shoe, and                               United States; United
Association/logos of NBA                                laundry bags,                                        Kingdom; Europe
Teams, NBA Finals                                       stadium seat cushions,
and NBA All-Star Game                                   sports bags and backpacks

Major League Baseball/                                  tote, lunch, shoe, and                               United States; United
logos of MLB Teams, World                               laundry bags,                                        Kingdom; Europe
Series, All-Star Game                                   stadium seat cushions,
                                                        sports bags and backpacks

National Football League/                               tote, lunch, shoe, and                               United States; United
logos of NFL Teams, Super                               laundry bags,                                        Kingdom; Europe
Bowl Game                                               stadium seat cushions,
                                                        sports bags and backpacks

National Hockey League/                                 tote, lunch, shoe, and                               United States; United
logos of NHL Teams                                      laundry bags,                                        Kingdom; Europe
                                                        stadium seat cushions,
                                                        sports bags and backpacks

Colleges/logos of                                       tote, lunch, shoe, and                               United States; United
approximately 130 colleges                              laundry bags,                                        Kingdom; Europe
                                                        stadium seat cushions,
                                                        sports bags and backpacks

United States Olympic                                   tote, lunch, shoe, and                               United States
Committee/logos of U.S.                                 laundry bags,
Olympic Teams                                           stadium seat cushions,
                                                        sports bags and backpacks


Licensor/Licensed Names
logos, characters, etc.                                 Types of Products                                        Geographical Areas

Major League Baseball                                   caps, t-shirts,                                          United States
Players' Association/                                   various bags
names, records, likenesses
of MLB players

Anheuser-Busch/                                         totes, cooler bags,                                  United States; Europe
advertising slogans                                     aprons                                               Central America; Far
characters, etc. of                                                                                                             East
Anheuser/Busch*

Gary Patterson/sports                                   tote and other bags,                                 United States; Europe
drawings of Gary Patterson*                             t-shirts

Walt Disney/Walt                                        tote, sport, gym and                                 Europe; Middle East
Disney characters in                                    other backpacks,
sports settings*                                        waistpacks, wallets

Warner Bros./Warner                                     tote, sport, gym and                                 Europe; Middle East
Bros. cartoon characters                                other bags, backpacks,
in sports settings*                                     waistpacks, wallets

Warner Bros./Space Jam                                  tote, sport, gym and                                 Europe; Middle East
movie cartoon characters*                               other bags, backpacks,
                                                        waistpacks, wallets

Hillerich & Bradsby Co./                                various bags                                         United States; Europe
Louisville Slugger
logos

*licenses obtained in fiscal 1996; initial sales in fiscal 1997.

           Each license agreement grants the Company either an exclusive or non-exclusive license for use in connection with specific products and/or specific territories. The license agreements with the major professional sports licensing organizations are generally non-exclusive. However, the Company's experience has been that while the licenses are non-exclusive, the licensing entities generally limit the number of licenses they grant for any particular line of products. Thus, direct competition is limited by the availability of licenses.

          Typically, a license agreement is effective for a one or two-year term for the use of particular characters or designs of the licensor on some or all the Company's products. A royalty is paid to the licensor that is usually a percentage of net sales, with a minimum annual guarantee for the license period. The royalty rates range from 8% to 15% and the minimum annual guarantees range from $5,000 to $200,000. Some license agreements grant the licensor broad termination rights, and most of the license agreements grant the licensor the right to terminate the license in the event minimum sales targets are not reached, if the Company does not diligently market the licensed products, or for the breach of any material term of the license agreement by the Company. The Company believes that it is in substantial compliance with the terms of all material licenses.

          The expiration dates of the current license agreements range from 1997 to 1999. Generally, the renewal provisions of the license agreements provide that the licensee may, at its option, renew the license for an additional one- or two-year term, provided certain conditions are satisfied.
Historically, licenses have been terminated by the Company due to decreased sales or popularity, rather than by the licensors, and to date the Company has generally been able to obtain the renewal of licenses it wished to continue. The Company believes that it will continue to be able to obtain the renewal of all material licenses, however, there can be no assurance that competition for an expiring license from another entity, or other factors, will not result in the non-renewal of a license.

Competition

          The industries in which the Company operates are fragmented and highly competitive. The Company competes against a large number of baggage manufactures and importers, and other generally small companies, that distribute products similar to Innovo's and NP International's, and a large number of companies that produce ladies at-home, sleep and lounge wear. NP International's sports-licensed products also compete with those of sporting goods manufacturers, such as Reebok, Nike and Adidas, that produce or license the manufacture of sports bags bearing their names and logos. In all areas the Company does not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, or the logos or characters its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

           The Company believes that it is competitive in each of the above-described areas with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and low price points will allow it to maintain its competitive position. In addition, the Company's ability to manufacture its products domestically and fill orders more promptly than companies whose sole or predominant source of products are outside the United States is an important aspect of keeping it competitive in the markets in which Innovo and Thimble Square compete. However, some of the Company's competitors possess substantially greater financial, technical and other resources than the Company, including the ability to implement more extensive marketing campaigns.

Intellectual Property

          Innovo's utility line includes tote bags imprinted with the E.A.R.T.H. ("EVERY AMERICAN'S RESPONSIBILITY TO HELP") BAG trademark. E.A.R.T.H. Bags are marketed as a reusable bag that represents an environmentally conscious alternative to paper or plastic bags. Sales of E.A.R.T.H. Bags, while significant in Innovo's early years, have not been significant in the last four years. Nonetheless, the Company considers such trademark to be a valuable asset, and has registered it with the United States Patent and Trademark Office.

Employees

        As of February 15, 1997, the Company employed 143 full-time personnel at the Springfield and Red Boiling Springs, Tennessee facilities, comprised of 11 persons in management, 9 persons in general administration and 123 persons in manufacturing and production, and Thimble Square employed 123 full-time personnel in Pembroke and Baxley, Georgia, comprised of 8 persons in management and administration and 115 in production. Due to varying seasonal demands, the Company's total work force fluctuates within a range of approximately 250 to 350 employees through any given year. Management considers its relationship with its employees to be excellent. None of the Company's employees is party to a collective bargaining agreement. There has never been any material interruption of operations due to labor disagreements.

Item 2.  Properties

           The Company's headquarters, manufacturing and distribution facilities are located in Springfield, Tennessee, where Leasall owns four buildings.
The main complex is situated on seven acres of land with approximately
220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area. The warehouse annex contains 30,000 square feet. First Independent Bank of Gallatin, Tennessee holds a First Deed of Trust on the real property located in Springfield.

           Innovo also leases a 5,000 square foot sewing facility in Red Boiling Springs, Tennessee under a three year lease having an annual rental of $24,000.

         Thimble Square owns a 40,000 square foot manufacturing and distribution facility in Pembroke, Georgia, which is subject to liens held by the First
Bank of Coastal Georgia, the Bryan County Development Authority, Inc. and the Business Development Corporation of Georgia, Inc. In addition, Thimble Square leases a 21,000 square foot manufacturing facility in Baxley, Georgia for an annual rental of $36,000. The lease runs through August, 2000 and provides Thimble Square with a bargain purchase option.

           In November, 1995 the Company acquired a 32,000 square foot building, situated on three acres of land, in Lake Worth, Florida. The Company is developing the site as a specialty mall, which would include an outlet for the Company's products and other retail tenants, and currently anticipates that the facility will be ready to accept tenants and begin operations in the second quarter of fiscal 1997. The property was acquired for $1.5 million, including an $800,000 first lien non-recourse mortgage payable to the seller.

Item 3.  Legal Proceedings

           The Company is a party to lawsuits in the ordinary course of its business. While the damages sought in some of these actions are material, the Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate.

        In December 1991, Michael J. Tedesco v. Innovo, Inc., Innovo Group Inc., Rick Binet, and Patricia Anderson-Lasko, f/k/a Patricia M. DeAlejandro, Cause No. 91-064033, was filed in the 164th Judicial District Court of Harris
County, Texas. Tedesco's allegations included fraud, tortious interference, breach of his employment agreement with Innovo and conversion of his
"property interest in the E.A.R.T.H. trademark, idea, concept, and product lines. . . ." Tedesco claimed in excess of $13.5 million in monetary damages and sought a declaratory judgment and an accounting relative to his claim that he was the owner of the "E.A.R.T.H." trademark.

           In August, 1994, the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of Tedesco's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claims concerning the trademark as well as his claims for wrongful termination, fraud and conspiracy. However, the jury awarded Tedesco approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the questions of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial of the Company's claims of breach of fiduciary duty by Tedesco. The Company is filing motions with the trial court for the scheduling of the ordered trial on its claims against the Tedesco award. The Company has also appealed to the Texas Supreme Court the issue of the appeal courts' decision to uphold $200,000 of the original judgement (which accounts for $340,000 of the August, 1996 $420,000 amount). In connection with its appeal the Company has pledged as an appeal bond 200,000 shares of its unissued common stock.

          The Company believes that its appeal arguments, and its fiduciary duty claims against Tedesco, are meritorious. However, there can be no assurance that the Company's appeal, or its claims against Tedesco, will be successful, or that alternatively the litigation can be settled on terms manageable to the Company. The need to immediately satisfy the plaintiff's award in the event the Company's appeal and claims are unsuccessful would have a material adverse impact on the Company.

           In May, 1996, a foreign manufacturer that had previously supplied imported products to NASCO Products filed suit against NASCO Products asserting that it is owed approximately $300,000 in excess of the amount presently recorded by NASCO Products (Pannoy Enterprises Corporation v. NASCO Products, Inc., Case No. 12948, in the Chancery Court for Robertson County, Tennessee). NASCO Products and the supplier had previously reached an agreement on the balance owed (which is the balance recorded) , as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases from that supplier of products distributed internationally by NP International. The Company has denied the supplier's claims, and has asserted affirmative defenses, including the supplier's late shipment of the original products, and the supplier's refusal to accept and fill NP International orders on terms contained in the agreement. NASCO Products sold its operations in July, 1995, and that company currently has no operations or unencumbered assets. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - General and -Liquidity and Capital Resources."

           On October 29, 1996, the Company filed suit against Joseph Assad, its former vice-president of sales and marketing, whose employment the Company had terminated effective November 1, 1996 (Innovo Group Inc. v. Joseph Assad, Cause 13073, in the Chancery Court for Robertson County, Tennessee). The Company's suit alleges breach by Mr. Assad of his employment agreement with, and his fiduciary duty as an officer to, the Company, as the result of Mr. Assad's expenditure of time pursuing employment with and developing business plans for, and his disclosure of confidential information to, companies which would compete with the Company and which had, as significant stockholders, individuals with financial interests adverse to the Company. The Company's complaint seeks unspecified damages. Mr. Assad has denied the Company's allegations, and has filed a counterclaim seeking unspecified severance benefits and unreimbursed expenses. The Company believes that Mr. Assad's counterclaims are without merit.

Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable.

                                                                        PART II


Item 5.           Market for the Company's Common Equity and Related Stockholder
                  Matters

           The Company's common stock is currently traded on the NASDAQ SmallCap Market under the symbol "INNO". The following sets forth the high and low bid quotations for the Company's common stock in such market for the periods indicated. This information, which has been adjusted to reflect the one-for-ten reverse stock split effected in June, 1995, reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by the Company that the above quotations necessarily reflect an established public trading market in the Company's common stock.

                                                                                          High                   Low
                                                                                          ____                   ___

Fiscal 1995
___________
  First Quarter                                                                           3 1/8                  15/16
  Second Quarter                                                                          4 1/16                 1 1/4
  Third Quarter                                                                           2 7/8                  1 1/2
  Fourth Quarter                                                                          2 1/4                  1

November 1995 (1)                                                                         1 1/8                  1/2

Fiscal 1996
___________
  First Quarter (Dec. to Feb.)                                                            7/8                    7/32
  Second Quarter (March to May)                                                           2 3/16                 17/64
  Third Quarter (June to August)                                                          1 3/4                  9/16
  Fourth Quarter (Sept. to Nov.)                                                          5/8                    3/16

(1) Effective November 1, 1995 the Company changed its fiscal year to end on November 30. Previously the Company's fiscal year had ended on October 31.

         As of February 15, 1997, there were approximately 870 record holders of the Company's common stock.

           The Company has never declared or paid a dividend and does not anticipate paying dividends on its common stock in the foreseeable future. In deciding whether to pay dividends on the common stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its working capital expenditure requirements.

           Under the rules of the NASDAQ, a company must, among other things, maintain total assets of $2 million, stockholders' equity of $1 million, a minimum bid price of $1 (or alternatively stockholders' equity of $2 million), and must remain current in the filing of reports under the Securities Exchange Act of 1934 (the "Exchange Act") in order to continue trading on the NASDAQ SmallCap Market. In November, 1995, the Company's common stock traded on the NASDAQ SmallCap Market pursuant to temporary exemptions granted while the Company took steps to comply with the stockholders' equity requirement, which was met when the Company's stockholders' equity increased to above $1 million during the first quarter of fiscal 1996. Additionally, although the Company's common stock generally traded at prices below $1.00 between November, 1995 and May, 1996, and has generally traded at prices below $1.00 since July, 1996, the Company has been able to maintain its NASDAQ SmallCap listing by complying with the alternative $2 million stockholders' equity requirement. However, in November, 1996, the NASDAQ proposed changes to its listing standards that would, among other things, eliminate the $2 million stockholders' equity alternative.

         If the Company's stockholders' equity were to fall below $2 million due to operating losses or for other reasons, or if the NASDAQ adopts final rules which eliminate the $2 million stockholders' equity alternative, and the Company's common stock was not trading at prices above $1.00, the Company could face delisting unless it took action to increase the minimum bid price of its common stock to $1.00, or, if the alternative standard is still available, to increase its stockholders' equity to above $2 million.
Although the Company will continually use its best efforts to maintain its NASDAQ SmallCap listing, there can be no assurance that it will be able to do so. If, in the future, the Company is unable to satisfy the NASDAQ criteria for maintaining listing, its securities would be subject to being delisted, and trading, if any, in the Company's securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. ("NASD") "Electronic Bulletin Board". As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of the Company's common stock.

        During the fourth quarter of fiscal 1996 the Company issued an aggregate of 7,521,912 shares of common stock upon the conversion of outstanding 8% convertible debentures. The shares were issued to ten institutional investors that were the holders of the 8% convertible debentures. No commissions or other discounts were paid. The shares were issued in reliance upon the exemption under Section 3(A)(9) of, and Rules 901 through 903 promulgated under, the Securities Act of 1933.

Item 6.  Selected Consolidated Financial Data

           The table below (including the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                                  Year                                  Year Ended
                                                                 Ended                                  October 31,
                                                              November 30, ___________________________________________
Income Statement Data:                                        1996 (1)(2)          1995              1994         1993      1992
                                                              ___________        ___________________________________________
Net Sales                                                      $ 7,391           $ 5,276           $ 8,028       $12,468    $12,768
Cost of Goods Sold                                               4,853             3,808             5,044         6,998      8,899
Gross Profit                                                     2,538             1,468             2,984         5,470      3,869
Operating Expenses                                               4,478             3,134             5,389(3)      5,023      4,723
Income (loss) from operations                                   (1,940)           (1,666)           (2,405)          447       (854)
Interest expense                                                  (963)             (511)             (821)         (960)      (836)
Income (loss) before income taxes
 (benefit)                                                      (3,088)              (67)(4)        (4,124)         (223)    (1,622)
Income (loss) from
  continuing operations                                         (3,088)              (67)(4)        (7,905)(5)      (661)(5)   (843)
Income (loss) per share
 from continuing operations                                       (.23)             (.03)            (3.99)         (.63)      (.79)
Supplemental loss per share from
  continuing operations (6)                                          -                 -             (3.77)         (.14)         -
Income(loss) from discontinued
 operations (7)                                                      -              (626)             (685)       (7,268)    (2,117)
Income(loss) per share from
 discontinued operations (7)                                         -              (.24)             (.34)        (6.92)     (1.95)

Extraordinary gain (loss) (8)                                        -              (258)              699             -          -
Extraordinary gain (loss) per share                                  -              (.09)              .35             -          -

Net income (loss)                                               (3,088)             (951)           (7,891)       (7,929)    (2,896)
Net income (loss) per share                                       (.23)             (.36)            (3.98)        (7.55)     (2.74)

Cash dividends declared
 per common share                                                    -                 -                 -             -          -
Weighted Average Shares of
 Common Stock and Common Stock
 Equivalents Outstanding                                        13,613             2,616             1,982         1,050      1,055

Balance Sheet Data:
Total Assets                                                   $ 9,433           $ 5,667           $11,143       $19,351    $29,957
Long-Term Debt                                                   3,303             1,565             1,514         1,759      1,962
Common Stock Issuable (9)                                            -                 -                 -         2,911          -
Redeemable Common Stock (10)                                         -                 -             1,423         1,423          -
Stockholders' Equity                                             2,275              (230)           (2,372)          951      7,520

_______________

(1) Effective November 1, 1995 the Company changed its fiscal year to end on November 30. Previously the Company's fiscal year ended on October 31. The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 are separately presented in the Company's consolidated financial statements presented elsewhere herein.

(2) Includes the effects of the acquisition of Thimble Square, accounted for under the purchase method of accounting, beginning April, 1996. See Note 2 of Notes to Consolidated Financial Statements.

(3) Operating expenses for fiscal 1994 include plant consolidation charges of $470,000 ($.20 per share) relating to the consolidation of the Company's manufacturing facilities. See Note 1(l) of Notes to Consolidated Financial Statements.

(4) Includes other income of $1.9 million from the settlement of litigation. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

(5) Includes the effect of additions to the deferred tax valuation allowance of $3,679,000 ($1.86 per share) and $624,000 ($.59 per share) in fiscal 1994 and
1993, respectively.

(6) Represents net loss per share adjusted to treat as outstanding from the date of the loans the 229,720 shares of common stock issued in fiscal 1994 to extinguish certain borrowings. See Note 8 of Notes to Consolidated Financial Statements.

(7) Reflects the operations and July 1995 sale of the import operations of NASCO Products, the operations and May 1993 sale of the fundraising program direct marketing operations of Spirco and the operations and loss from the disposal of Sportswear. See Note 3 of Notes to Consolidated Financial Statements.

(8) Represents gains and losses resulting from the Chapter 11 reorganization of Spirco. See Note 4 of Notes to Consolidated Financial Statements.

(9) Represents obligations extinguished subsequent to October 31, 1993 by the issuance of common stock. See Note 8 of Notes to Consolidated Financial Statements.

(10) Represents 189,761 shares of common stock, which were issued in September 1993 to extinguish $1,423,000 of debt and accrued interest, which the Company could have been required to repurchase at $7.50 per share between January 1994 and April 1995. See Note 8 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 1994 to 1996

           The Company has incurred losses from continuing operations in each of the last three fiscal years, principally as the result of a lack of adequate working capital and lower than expected sales. The Company's capital resources have been below the necessary level throughout the last three fiscal years. The losses incurred by the Company's discontinued Spirco and NASCO Products operations absorbed significant working capital.
Additionally, those losses and the bankruptcy reorganization of Spirco prevented the Company from pursuing a public offering during fiscal 1994, causing NBD Bank ("NBD"), then the Company's principal lender, to reduce the amounts available under the bank credit facility and prevented the Company from obtaining traditional bank working capital financing.

           In fiscal 1994 the Company's sales were significantly affected by production delays caused by working capital constraints, and by a weak retail environment and the coinciding decline in sports licensed sales caused by the baseball and hockey strikes, and the resulting shortfall from prior year and projected sales levels caused a $2.5 million decline in gross profit from continuing operations and was the principal reason for the fiscal 1994 loss from operations. The fiscal 1994 loss from continuing operations also results from the write-down of deferred tax assets originally recorded principally in 1991 and 1992.

           Fiscal 1995 sales were also adversely affected by the continuing weakness in the retail sector, and by a shortage of working capital. The Company had projected that its sale of the NASCO Products imported product line would provide it with both immediate working capital and the ability to obtain more traditional accounts receivable and inventory financing, as the terms originally negotiated with the buyer provided for an all cash payment with which the Company could have retired certain existing borrowings. However, shortly before the completion of the sale, the buyer, ANG, advised the Company that it would not proceed on an all cash basis. The Company decided to proceed with the sale to ANG, under revised terms that allow ANG to pay the purchase over a three year period, because the preceding process of obtaining league approvals, which had been proceeding since March, 1995, had made it impractical for the Company to alter its restructuring strategy and remain in this business.

         Fiscal 1995 results also reflect effects of the Company's 1994 strategy of emphasizing sports licensed products in its marketing. The Company devoted fiscal 1995 to shifting its emphasis to developing new products and marketing programs for its products in the fashion, utility and craft lines and for the premium and advertising specialty markets and to preparing marketing plans for its U.S. Olympic Team products for the 1996 Summer Games.

          As a result of the Company's fiscal 1995 efforts, Innovo increased its sales of craft products in fiscal 1996, which contributed to a 14.2% increase in net sales before considering the effect of the April, 1996 acquisition of Thimble Square, and a 40.1% increase in net sales including those of Thimble Square. However, the Company's increase in net sales was limited by shortages of raw materials during the first half of fiscal 1996, which were caused by a lack of working capital, and by labor shortages experienced during the second, third and fourth quarters of fiscal 1996. These conditions prevented the Company from accepting orders for an estimated $1 million of products, and also adversely affected the Company's gross profit percentage. The Company raised additional working capital in the second and third quarters of fiscal 1996 which was used, in part, to increase raw material levels to more desirable levels, and in October, 1996 the Company obtained a three year lease of a sewing facility in Red Boiling Springs, Tennessee. Production at the facility, which began in November, 1996, will substantially offset the effects of the labor shortages experienced in fiscal 1996.

           The results of operations for fiscal 1996 were also affected by increases in selling, general and administrative expenses that resulted from the Company's pursuit of, and subsequent product development for, four new licenses which were obtained in the second half of fiscal 1996. In the third quarter of fiscal 1996 the Company obtained a license to use the Warner Bros. Studios Looney Tunes cartoon characters on various bags and backpacks to be sold in Europe, a license to use the tag lines and logos of the Anheuser-Busch Cos. on various bags and totes to be marketed both domestically and overseas, and a license to use the sports drawings of sports artist Gary Patterson on various bags and t-shirts. In the fourth quarter of fiscal 1996 the Company obtained a license to use the Walt Disney Co. cartoon characters on various bags and totes in Europe.

           In general, a period of from four to six months is required, once a license is obtained, to develop and obtain the approval for the art and products for the new license, and produce samples and begin marketing. The Company commenced the product development for these new licenses in the third and fourth quarters of fiscal 1996, and expended approximately $363,000 in fiscal 1996 on those projects. Product development for the Walt Disney and Warner Bros. products will continue into the second quarter of fiscal 1997. The completion of product development on that schedule would allow the Company to begin shipments of the products in the second quarter of fiscal 1997 and, more significantly, enable the Company to solicit and fill orders for retailers back-to-school and holiday seasons, which would be shipped principally in the third and fourth quarters.

        The Company acquired Thimble Square on April 12, 1996. Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996. Thimble Square's sales for its fiscal year ended December
31, 1995 were approximately $3 million. Thimble Square operated profitably for many years, but during fiscal 1994 and 1995 (years ended December 31) incurred losses, due principally to lower levels of sales. That lower level of sales, and resulting operating losses, continued through the Company's
1996 fiscal year, in part due to labor shortages, and the Company's use of Thimble Square's production capacity to produce Innovo products.

           In fiscal 1994 the Company began a restructuring, which has continued throughout fiscal 1995 and 1996. Effective November 1, 1994 the Company closed its Sugarland, Texas manufacturing facility and consolidated all of Innovo's domestic operations to Tennessee to eliminate the expense of the leased space in Texas and also eliminate certain shipping and duplicative supervision costs. In connection with the plant consolidation the Company recorded a charge of $470,000 during fiscal 1994. See Note 1(l) of Notes to Consolidated Financial Statements. On July 31, 1995 NASCO Products sold to
ANG its operations of importing to and distributing in the United States sports bags, backpacks and equipment bags bearing the logos of the teams of the four major professional sports leagues. The disposed of product line was imported, and therefore required the Company to make substantial investments to order and purchase inventory several months ahead of expected sales. Competition and soft demand for these products caused the Company to incur operating losses in order to sell the imported inventories, and the Company's decision to sell the product line reflected its conclusion that these market conditions were likely to continue for some time, as a result of which near-term profitability was unlikely. As the result of the disposal, the Company's continuing operations became concentrated around its domestic manufacturing capabilities and its international license rights, which the Company views as its strategic strengths.

         In October, 1996, the Company implemented a restructuring of its senior management. The Company terminated its senior vice-president of sales after concluding that the sales and marketing functions under his direction were not receiving the proper direction and effort, causing both lost sales and unnecessary expenses (see Item 3 - "Legal Proceedings"), and these functions were placed under the direct, full-time supervision of the chief executive officer. A new chief operating officer was added, who will be directly responsible for production operations and cost controls. Previously, both the sales and marketing, and production functions had reported to the chief executive officer, and the Company believes that having each function directed on a full-time basis by separate senior executives will improve the effectiveness of both areas. In connection with the restructuring the Company implemented salary and personnel reductions that will reduce expenses, net of salaries for new positions, by $150,000 annually. The management and administrative structure in place after this restructuring represents a level of costs that the Company currently plans to continue in anticipation of, and to generate, increased sales and improved gross margins. The Company recognizes that absent such increases it will not operate profitably without additional significant expense reductions. If sales increases are not achieved, it will attempt to further restructure to accomplish those cost reductions.

1997 Strategy and Outlook

           For fiscal 1997 the Company will focus on improving its operating results by:

                      -    continuing the growth in sales;

                      -    improving its gross profit margins; and

                    -    controlling any increases in fixed selling, general and
                           administrative expenses.

           Sales increases are anticipated to be generated from:

          -    the continued recapture of domestic craft market share by Innovo;

                     -    increased sports licensed sales, by both Innovo and NP
                  International, as the result of recovering demand and improved products.  Orders, and order indications, which the Company has received in the first quarter of 1997 indicate that the demand for pro licensed products appears to be recovering from the decline of 1994 to 1996; and

           -    NP International's sales of the new Walt Disney and Warner Bros.
                           products.

          Sales increases may also be generated from the Anheuser-Busch and Gary Patterson licenses, and from expanding Thimble Square's marketing programs.

           The October, 1996 restructuring of the Company's senior management included the implementation of new product pricing and costing procedures and controls, and the Company will monitor product pricing and costs, attempting to improve gross profit margins through both price increases and reductions in manufacturing costs.

               -    Price increases on selected products were implemented in the first quarter of fiscal 1997.  These price increases would, on an annualized basis, increase the gross profit percentage from the
                     34.3% for fiscal 1996 to approximately 35.7%.  The price
                 increases already implemented did not cause a loss of customers or sales.  The Company will continue, throughout 1997, to review the pricing of products with the goal of increasing those where current prices yield unacceptable gross margins.  Although such increases could meet customer resistance, causing the Company to either lose, or decline, an order, the lost sale would generally be one that would have not contributed material gross profits.

                -    The design of several products has been revised, and other products will be redesigned, to lower either or both of the material component costs or the manufacturing time.

             -    Prices for certain sports licensed products are anticipated to increase as the result of artwork or other enhancements that will allow retailers to increase retail pricing.

           - The addition of the Red Boiling Springs facility, and continuing efforts to reduce the exposure to labor shortages, will aid in reducing overtime costs and other production inefficiencies that were experienced in fiscal 1996.

           As previously discussed, the October, 1996 restructuring of senior management has allowed the Company to put cost controls under more direct supervision, and the Company believes that both the increases in sales, and improvements in gross profit margins, can be accomplished without significant increases to fixed overhead costs.

           The Company is also currently evaluating the efficiency of its production facilities. While the Company believes that these facilities are adequate for its current and projected future needs, and its investments therein are recoverable from future operations, it is studying whether the consolidation or relocation of certain facilities might improve efficiency and reduce production costs. If the Company were to decide to relocate or consolidate from any of its owned or leased facilities, such a step could require the Company to record a non-cash charge relating to the closed facility, which charge would adversely effect operating results for the period in which it was recorded.

        The Company believes that these steps, once fully effective, will allow it to return to profitability. However, the timing and ultimate success of these plans can be affected by numerous factors and risks. See "-Forward Looking Statements."

Forward Looking Statements

       Certain statements in the discussion and analysis of financial condition and results of operations, and elsewhere in this Annual Report on Form 10-K, represent "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve management's estimates, projections or predictions of future developments or events concerning the development, manufacturing and marketing of products, operating plans and results, liquidity, significant customers, litigation, and other plans for the Company and its business, and generally can be identified by the use of forward looking terminology such as "may", "will", "would", "could", "should", "expect", "estimate", "anticipate", "project", or the negative thereof, or other variations thereon or comparable terminology. Such statements involve matters that are subject to various risks and uncertainties, as a result of which actual future developments, results or events may differ materially from management's estimates, projections or predictions. The following discusses certain of the more significant risks and uncertainties.

          The Company operates in competitive and fragmented industries, and its ability to maintain or increase its level of sales, and its gross profit margins, will depend on the popularity of its designs or of the logos or characters its product bear, and upon overall consumer spending patterns.
Both are difficult to predict with certainty, as a result of which actual future results can differ materially from projections or estimates. Additionally, a material portion of the Company's sales are of products produced pursuant to license agreements obtained from sports or entertainment licensors. The loss or non-renewal of a material license, either due to the Company's performance, or due to competition for the license, would materially affect future results.

           The Company's ability to maintain or increase its level of sales, and its gross profit margins, is also dependent on its ability to meet customers' delivery schedules. The Company's domestic manufacturing has, in the past and could in the future, be affected by raw material shortages caused by a lack of working capital, and by labor shortages. Shortages of working capital or labor can be caused, or magnified, by the seasonality of the Company's business. The Company could also be affected by the ability of foreign manufacturers to meet needed delivery schedules. Such events could limit the Company's ability to accept and fill customer orders, and would adversely affect the profitability of the sales the Company does make.

           As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company is engaged in certain litigation. As a result, the Company faces risks concerning the ultimate outcome of these matters, which, if adverse, could have a material adverse effect on the Company.

          In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company assumes no obligation to update forward looking statements.

Results of Continuing Operations

           Change in Fiscal Year

        Effective November 1, 1995 the Company changed its fiscal year to end on November 30. Previously, the Company's fiscal year needed on October 31.
The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 are separately presented in the Company's consolidated financial statements.

           Fiscal 1996 Compared to Fiscal 1995

          Sales for the year ended November 30, 1996 increased by $2,115,000, or 40.1%, to $7,391,000, from $5,276,000 for fiscal 1995. The inclusion of
Thimble Square's operations for April 12, 1996 through November 30, 1996, contributed $1,368,000 of the increase. The remaining $747,000 increase was due to sales of the Company's new craft products, the recapture of certain craft accounts from import suppliers, and approximately $1.1 million of sales of the Company's U.S. Olympic Team products, offset by declines in international and domestic pro-licensed sales. As previously discussed, insufficient working capital caused raw material shortages during the first half of fiscal 1996, and labor shortages experienced in the second, third and fourth quarters of fiscal 1996, forced the Company to not accept orders for an approximate $1 million, and therefore limited the growth in the Company's sales.

        Gross profit as a percentage of sales was 34.3% for fiscal 1996 compared to 27.8% for the year ended October 31, 1995. The gross profit percentage for the sales of Innovo's and NP International's was 33.9% in fiscal 1996, and was favorably impacted by the increase in Innovo's sales of domestically manufactured products, which lowered the per unit absorption of fixed manufacturing costs, and other manufacturing improvements. However, the gross profit percentage for fiscal 1996 was adversely affected by the Company's lack of working capital for the purchase of raw materials, the shortages of labor at its manufacturing facilities, and the presence of specialized U.S. Olympic orders in the sales mix. These factors caused production inefficiencies, overtime labor costs, and higher freight costs.
The overall gross profit percentage for fiscal 1996 includes the effect of the gross profit percentage of 36.3% for Thimble Square for the period April
12, 1996 to November 30, 1996.

           Selling, general and administrative ("SG&A") expenses increased from $2,728,000 for fiscal 1995 to $3,890,000 for the year ended November 30, 1996. The $1,162,000 increase was principally due to the inclusion of Thimble Square's operations since April 12, 1996 ($347,000), an increase in commissions and royalties of $302,000 as the result of higher sales, additional minimum royalties to the USOC of $88,000, and approximately
$358,000 in increases in costs for functions related to the development of new products, and products for the Company's newly obtained licenses. As a percentage of sales SG&A expenses were 52.6% for fiscal 1996 compared to 51.7% for the year ended October 31, 1995. Depreciation and amortization expense increased in the fiscal 1996 periods principally due to the inclusion of the depreciation and amortization of Thimble Square, including goodwill amortization of $56,000.

         The loss from operations was $1,940,000 for the year ended November 30, 1996, compared to $1,666,000 for fiscal 1995, a difference of $449,000. That difference is caused principally by the increase in SG&A expenses, as discussed above.

          Interest expense increased to $963,000 for the year ended November 30, 1996 as compared to $511,000 for fiscal 1995. The $452,000 increase results from interest on higher accounts receivable based borrowings reflecting the increase in sales and interest expense of $82,000 relating to Thimble
Square's assumed notes payable and long-term debt.

          In March, 1995 the Company recognized other income of $1.9 million for the net proceeds it received upon the settlement of its lawsuit against the former auditors of NASCO. The absence of such a gain from fiscal 1996 is the principal cause in the decline in other income between the current and prior year periods, and also for $2.1 million of the change in the results of continuing operations.

           Fiscal 1995 compared to Fiscal 1994

           Sales from continuing operations for fiscal 1995 were $5,276,000, a decline of $2,752,000 from sales from continuing operations of $8,028,000 for fiscal 1994. Fiscal 1995 sales of utility products continued to be affected by a weak retail sector, and by the Company's 1994 strategy of emphasizing sports licensed products in its marketing. Innovo's sales of domestically manufactured sports licensed items continued during fiscal 1995 to be negatively affected by the overall slow down in the market for sports licensed merchandise, which in part was triggered by the 1994 baseball strike. Additionally, marketing efforts for the Company's college logoed sports bags and backpacks were interrupted pending the decision as to whether the college products would be continued domestically by Innovo or included in the sale to ANG.

           Gross profit as a percentage of sales was 27.8% for the year ended October 31, 1995 compared to 37.2% for fiscal 1994. The change in the gross profit percentage reflects the affect of lower sales, which increased the per unit absorption of fixed manufacturing costs and adversely effected the gross profit percentage. The effect was partially offset by the cost savings achieved from the Company's fourth quarter fiscal 1994 consolidation of its manufacturing operations. The fiscal 1995 gross profit percentage was also affected by incentive pricing used to reduce college logoed inventory levels and provide liquidity.

          Selling, general and administrative expenses declined by $1,377,000 to $2,728,000 for fiscal 1995. Commissions and royalties decreased by $294,000 in fiscal 1995, to 4.7% of sales, principally as the result of an increase in "in house" sales and a resulting decline in commissions. Other SG&A declined by $1,083,000, and equaled 47% of sales in fiscal 1995 compared to 44% of sales for the year ended October 31, 1994. The principal components of the decline in other SG&A were reductions in salary costs ($240,000), legal and professional expenses ($490,000), rent ($255,000) and bad debt allowances ($128,000). Although fixed personnel and overhead costs were reduced in fiscal 1995, as a percentage of sales SG&A was higher in fiscal 1995 due to the decline in sales. Depreciation expense declined from $814,000 in fiscal 1994 to $406,000 in fiscal 1995 principally due to the complete depreciation, during fiscal 1994 and 1995, of machinery and other equipment acquired in the Company's 1991 acquisition of Spirco and the fiscal 1994 write-off of the unamortized leasehold improvements upon the closure of the Company's
Sugarland, Texas facility.

           The fiscal 1995 loss from operations of $1,666,000 was $739,000 lower than the operating loss for the year ended October 31, 1994. Operating expense reductions of $2.3 million offset the decline in gross profits of $1.5 million, resulting in the decline in the operating loss.

          Interest expense declined by $310,000 for fiscal 1995 when compared to the year ended October 31, 1994, mainly as the result of lower borrowings under the Company's accounts receivable and inventory borrowing facilities. However, the effect of lower borrowings was partially offset by higher interest rates, and by the interest expense on the $600,000 working capital loan obtained in July, 1994.

           During the second quarter of fiscal 1995 the Company recognized other income of $1.9 million for the net proceeds it received upon the settlement of its lawsuit against the former auditors of Spirco (then NASCO). The
Company had sued the accountants alleging, among other things, misstatements in the financial statements of NASCO for pre-acquisition periods. The accountants did not admit any wrong doing in settling the lawsuit.

Results of Discontinued Operations

          Sales for the discontinued NASCO Products operations decreased by $3.2 million in fiscal 1995, from in fiscal 1994 $5,937,000 to $2,777,000. The decline in sales in fiscal 1995 reflected the effects of the weakness in the sporting goods sector of the retail sector, and the effects of the baseball and hockey strikes. The negative effect of those factors was partially offset by sales the Company made at discounted prices to reduce its investment in imported inventory. NASCO Products' fiscal 1995 sales were also impacted by a decline in marketing efforts which took place during, and as a result of, the negotiations with ANG. Additionally, sales for fiscal
1995 represent only sales through July 31, 1995, or for nine months.

          The gross profits from the discontinued NASCO Products operations were 8.8% and 22.0% of sales for fiscal 1995 and 1994, respectively. The fiscal
1995 and 1994 gross profit percentages were adversely affected by the sales made at discounted prices to reduce inventory in reaction to the decline in industry-wide sales of sports licensed products.

           The SG&A relating to NASCO Products' discontinued operations equaled 37.6% and 44.1% of sales in fiscal 1995 and 1994, respectively. The percentage decreased in fiscal 1995, as compared to fiscal 1994, due to lower commissions, as the majority of fiscal 1995 sales were made to accounts serviced directly by the Company.

         The Company recognized a gain from the sale of NASCO Products' domestic operations of $301,000 during the third quarter of fiscal 1995. The gain reflects the recording of the payments to be received from ANG over the next three years at their present value, discounted at 10% per annum.

Reorganization of Spirco

           As described in Note 4 of Notes to Consolidated Financial Statements, the plan of reorganization for Spirco under Chapter 11 of the U.S. Bankruptcy Code was confirmed on August 5, 1994 and became effective on November 7, 1994. Generally Spirco's plan of reorganization provided for the full payment of all claims ranking above general unsecured claims, with claims ranking below general unsecured claims receiving no distribution. With the exception of administrative expenses, which were paid in cash with funds borrowed under the Company's bank credit facility, the claims were paid through the issuance of Innovo Group common stock. Spirco's equipment and plant were transferred to Leasall, which assumed the related debt, and Spirco was merged into Innovo Group, which acquired direct ownership of its other assets.

           The implementation of Spirco's plan of reorganization resulted in a fiscal 1994 extraordinary gain of $699,000 (net of taxes of $429,000) from the extinguishment of the unsecured and other claims that did not receive any distribution under the plan of reorganization. In fiscal 1995 the Company recorded extraordinary charges of $258,000 for changes in the estimates of certain allowed claims. Certain claims ("the Class 3 claims") were contributed to a trust ("the Class 3 Trust"), to which shares of the Company's common stock were contributed. The Class 3 Trust sold those shares and distributed the proceeds to satisfy the Class 3 claims. For financial reporting purposes the Class 3 claims were reported as satisfied as the Class 3 Trust sold the shares of common stock and distributed the proceeds to the claimants (see Note 4 of Notes to Consolidated Financial Statements). Accordingly, the full impact of the plan of reorganization was not reflected in the consolidated balance sheet until that process was completed in fiscal 1996. On an overall basis, Spirco's plan of reorganization had the effect of eliminating liabilities of approximately $3.4 million and increasing stockholders' equity by approximately $2.5 million.

           The majority of Spirco's creditors were related to its discontinued fundraising program operations and are not suppliers to the Company's continuing operations. Spirco had continued during its reorganization to make the scheduled payments on its mortgage debt, and the implementation of the plan of reorganization resulted in a significant reduction in the amount and periodic payments for the equipment debt assumed by Leasall.
Additionally, the Company's creditors had, since March, 1994, been generally aware that unsecured Spirco creditors would receive little or no distribution. Accordingly, the implementation of the plan did not have a material adverse effect on the Company's liquidity. Additionally, the implementation of Spirco's plan of reorganization did not have a material impact on the Company's results of continuing operations.

Seasonality

           The Company's business is seasonal. The greatest volume of shipments and sales are, in general, made in the summer and fall, which coincide with the Company's third and fourth fiscal quarters. During the first half of the calendar year, the Company incurs the expenses of maintaining corporate offices, administrative, sales and production employees, and developing the marketing programs and designs for and conducting the majority of its sales campaigns. Inventory levels also increase during the first half of the year. Consequently, during the first half of each calendar year, corresponding to the Company's first and second fiscal quarters, the Company utilizes substantial working capital and its cash flows are diminished, whereas the second half of the calendar year, corresponding to the Company's third and fourth fiscal quarters, generally provides increased cash flows and the build-up of working capital.

         The following table presents unaudited quarterly consolidated financial data for the four quarters in each of the years ended November 30, 1996 and October 31, 1995. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the consolidated financial statements appearing elsewhere herein. The information includes all normal recurring adjustments the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

                                                                                             Quarter Ended
                                             __________________________________________________________________________________
                                                                 1996                                                       1995
                                             __________________________________________________________________________________
                                             February 28,May 31,August 31,November 30,January 31,April 30,(1)July 31,October 31,
                                             __________________________________________________________________________________
                                                                              (In thousands, except for per share amounts)
                                                                                 (c>
Net sales                                    $1,319        $2,081       $2,304   $1,687     $1,115     $1,249      $1,638    $1,274

Gross profit                                    587           810          756      385        597        633         385      (147)

Income (loss)
 from continuing
 operations                                    (161)         (436)        (890)     (1,601)   (311)     1,927        (601)   (1,082)

Earnings (loss) per
 share from continuing
 operations                                    (.02)         (.04)        (.05)       (.08)   (.15)       .77        (.22)     (.37)

(1) The results for the second quarter of fiscal 1995 include a $1.9 million gain from the settlement of litigation.

Liquidity and Capital Resources

           On an overall basis the Company's liquidity was materially restricted throughout most of fiscal 1994, 1995 and 1996. The repayment of the bank borrowings that had financed a significant portion of the losses incurred by the Company's discontinued Spirco and NASCO Products operations absorbed significant working capital. Additionally, those losses and bankruptcy reorganization of Spirco caused NBD, the Company's principal lender through fiscal 1994, to reduce the amounts available to the Company, and prevented the Company from pursuing a public offering originally planned for fiscal
1994. Although the Company has been able to obtain working capital through the private placement of debt and equity securities, the Company's losses, and the other factors discussed above, have had adverse effects on the per share price of the Company's common stock which in turn has impaired the amount and terms of capital available from such sources. The Company has financed its operations and its debt reductions through the issuance of common stock, borrowings and internally generated cash flow. External financing sources provided net capital of $2,776,000 in fiscal 1996, and required net repayments of $1,787,000 and $1,058,000 in fiscal 1995 and 1994, respectively, while operations provided (absorbed) cash flow of $(2,743,000), $1,704,000 and $(406,000) during those periods.

           Operating cash flows were a negative $2.7 million for fiscal 1996 principally as the result of the $3,088,000 million net loss, non-cash charges of $672,000, a $836,000 increase in accounts receivable and inventories and a $40,000 decrease in accounts payable and accrued expenses. The increase in accounts receivable results from the increase in sales; at November 30, 1996, accounts receivable equals approximately 58 days of sales, as compared to 108 days at October 31, 1995.

          The net loss, accounts receivable and inventory increases and accounts payable and accrued expense decreases were financed with an aggregate of $2.8 million obtained from the sale of shares of the Company's common stock, or the exercise of outstanding common stock purchase warrants, and new notes payable or long-term debt borrowings (net of repayments on those notes and the final repayment of NBD, as discussed below). $1.6 million of that capital was raised during the second quarter and used to reduce trade debt, which improved the Company's trade credit with its suppliers and allowed it to finance through new trade credit the increases in accounts receivables and inventories required to support the increases in sales. The private placements of shares of common stock, which the Company undertook to obtain the working capital needed to support the increase in sales, were undertaken in February, April and May, 1996, at times when the Company's common stock was trading at prices of between $.25 and $.63 per share.

         During the third quarter of fiscal 1996 the Company raised an aggregate of $2.0 million, principally from the issuance of 8% Convertible Debentures.
The Company undertook these financings to fund the development of the products, and the advance royalty deposits, for the new Warner Bros. and Walt Disney licenses, the repayment of the notes issued in the acquisition of Thimble Square (repaid in September, 1996), the completion of the development of the Florida retail property, and to further reduce accounts payable to increase the availability of trade credit.

          $1,205,000 of the 8% Convertible Debentures were converted into shares of common stock during the fourth quarter of fiscal 1996 (see Note 6 of Notes to Consolidated Financial Statements). Additionally, other notes payable or other liabilities aggregating $423,000 were extinguished during fiscal 1996 through the issuance of a total of 1,269,470 shares of common stock (see Note
8 of Notes to Consolidated Financial Statements).

         Cash flows from operations of $1,704,000 in fiscal 1995 were generated principally from a $4.4 million reduction in inventories. The inventory and accounts receivable reductions both principally resulted from the Company's exit from its import operations. The cash flows generated from those sources allowed the Company to reduce current liabilities, including notes payable, by $5.5 million.

          The fiscal 1994 net loss of $7.9 million included significant non-cash charges for depreciation and amortization, the write-down of deferred tax assets and the write-off of costs incurred in prior years. As a result, the cash flow absorbed by operations, $406,000, was $7.5 million less than the net loss. Inventories were essentially unchanged; although the Company reduced its investment in imported sports-logoed inventories by offering discounts, the resulting decrease in inventory was offset by the purchases of mostly blank sports bags the Company imported in the second and third quarters of fiscal 1994 in order to obtain adequate supplies of these products before the exhaustion of the Chinese export quotas.

          The Company's issuances of common stock in fiscal 1994 and fiscal 1995 were principally to extinguish debt (including the debt extinguished through Spirco's plan of reorganization). On April 5, 1994 the Company completed an equity for debt exchange in which an aggregate of 301,789 shares of common stock were issued to extinguish an aggregate of $2,132,000 of indebtedness
(see Note 8 of Notes to Consolidated Financial Statements). In addition, in other transactions during fiscal 1994 the Company issued an aggregate of 153,424 shares of common stock to extinguish liabilities totaling $672,000 (including 115,700 shares issued to reimburse a principal stockholder for personally pledged shares sold by creditors - see Note 8 of Notes to Consolidated Financial Statements), and issued 247,097 shares of common stock in connection with the implementation of Spirco's plan of reorganization. In fiscal 1995 the Company issued 119,813 shares of common stock to reduce by $128,000 the balance of notes payable outstanding at October 31, 1994, and issued 187,049 shares upon the resolution of Class 8 claims in Spirco's reorganization proceeding that were in dispute when the plan was initially implemented (see "- Reorganization of Spirco"). Additionally, the Class 3
Trust sold 359,049 shares of common stock for proceeds of $590,000, which were distributed to the Class 3 claimants, and $350,000 of debt and related accrued interest was tendered as payment for 372,149 shares of common stock that were subsequently issued to the former creditor over the period
November, 1995 to May, 1996.

          Through fiscal 1994 the Company's principal credit facility was with NBD. The credit facility was initially obtained in fiscal 1992, and provided for borrowings up to specified percentages (which were reduced in fiscal
1994) of the accounts receivable and inventories of Innovo and NASCO
Products. Interest was paid monthly at 4% above NBD's prime rate. The substantial majority of the borrowings the Company historically obtained under the NBD credit facility were supported by, and needed to finance, the accounts receivable of NASCO Products and Innovo and the imported inventories of NASCO Products. The domestic raw materials and finished goods inventories of Innovo have not supported or required significant borrowings because the time that elapses from Innovo's purchase of raw materials to its completion and shipment of finished goods is relatively short, resulting in generally low inventory levels.

           In April, 1995 Innovo entered into an accounts receivable factoring agreement with Riviera Finance under which the Company obtains advances of 80% of assigned Innovo accounts receivable. Riviera Finance charges 1% of each invoice assigned plus 2% per month of average outstanding advances. Thimble Square was added to the factoring agreement in April, 1996 after Innovo Group's acquisition of that company. NP International's sales to foreign customers are generally secured by letters of credit provided by the customer prior to shipment, which are paid upon or shortly after delivery to the customer. The Company utilizes those letters of credit to secure the purchase of the foreign manufactured products included in such orders. Additionally, the Company is generally able to obtain these orders sufficiently in advance of requested delivery to contract for foreign manufacturing of quantities that closely match its sales, and as a result can generally avoid significant investments in foreign manufactured inventories. As a result, this aspect of NP International's business neither requires or provides material borrowings.

         At the same time the Company paid $936,000 to NBD to eliminate the then outstanding borrowings on Innovo's existing accounts receivable and inventory. The payment to NBD was funded from net proceeds of $1.9 million which the Company received in March 1995 upon the settlement of its lawsuit against the former auditors of Spirco (then NASCO). NBD agreed to continue to advance funds against the accounts receivable and inventories of NASCO Products through July 31, 1995. Effective August 1, 1995, NBD began to apply to the balance due it all of the proceeds from the collection of NASCO
Products' accounts receivable, and payments being received by NASCO Products from ANG.

           In July, 1994, the Company obtained a $600,000 working capital loan which was used principally to reduce past due royalties and commissions. The original term of the loan expired in January, 1995. In April, 1995 the Company paid accrued interest through that date, and reduced the outstanding principal to $407,000, using $258,000 from the settlement with Spirco's former auditors. An extension of the maturity to the earlier of October 15, 1995 or the repayment of the NBD facility was obtained in exchange for the issuance of 69,500 shares of common stock and the increase of the loan's interest rate to 20%. In January, 1996, the Company and the lenders extended the maturity of the working capital loan to October 31, 1996 and reduced the interest rate to 16% retroactively to October, 1995. The lenders were granted a security interest, subordinate to NBD's, in the payments to be received from ANG, to be used to retire the working capital loan once NBD has been fully repaid. To obtain the extension, the Company issued 50,000 shares of common stock and issued an additional 6,250 shares each month the extension remained in force. The Company completed the repayment of the borrowings under the NBD credit facility in the third quarter of fiscal 1996 with funds from payments received from ANG. The remaining payments received from ANG were used to reduce the outstanding borrowings on the working capital loan to $213,000 by November 30, 1996. In February, 1997, the holders of $124,000 of such remaining balance agreed to accept $70,000, payable by June 30, 1997 without additional interest, in full satisfaction of such $124,000 balance, in exchange for the release of certain claims by the Company against them. The maturity of the remaining $89,000 due under the loan was extended, under the existing terms, to December 31, 1997.

           As previously discussed, the Company had anticipated throughout its negotiations with ANG that it would receive an all cash settlement upon the completion of the sale. The receipt of those funds at that time would have allowed the Company to eliminate the balances due NBD, and the balance due on the July, 1994 working capital loan. Based on discussions the Company had with potential lenders, such repayments would have allowed the Company to replace the Riviera factoring facility with an accounts receivable and inventory financing facility that would have provided the Company with the working capital necessary to accept certain orders and operate more efficiently. However, as the result of having to finance ANG's purchase, the Company was unable to take these actions, and was forced to both take other steps to obtain some of the needed working capital, and to operate at a lower working capital level.

        The Company believes that working capital provided by operations will be sufficient to fund operations and required debt reductions in fiscal 1997. However, due to the seasonality of the Company's business, operating cash flows may be negative during the first half of the year, and the Company may therefore be required to obtain capital through debt or equity financing.
The Company's ability to obtain capital through equity financing is currently limited by the fact that it has utilized essentially all of its authorized 30 million common shares. On February 10, 1997 the Company filed with the Securities and Exchange Commission preliminary proxy materials for its 1997 annual meeting, tentatively scheduled for April, 1997, which propose for stockholder approval an increase in the number of authorized common shares to 90 million. Until, and unless, the Company receives such approval, it will be required to fulfill any interim capital needs with debt financing. In January and February, 1997 the Company obtained an aggregate of $232,000 of capital from short-term debt financing, and $175,000 for additional development of the Florida retail property. The Company believes that additional capital, to the extent needed, could be obtained from the refinancing of Thimble Square's plants and equipment, the sale of all or a portion of the Florida property, or the remaining payments due from ANG. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to have to constrict its operations.

         Innovo Group is a holding company the principal assets of which are the common stock of the operating subsidiaries. As a result, to satisfy its obligations Innovo Group is dependent on cash obtained from the operating subsidiaries, either as loans, repayments of loans made by Innovo Group to the subsidiary, or distributions, or on the proceeds from the issuance of debt or equity securities by Innovo Group. Leasall's first mortgage loan contains restrictions on its ability to make advances or distributions to Innovo Group; however, Leasall's activities are limited to the ownership of the Company's real property and the servicing of the mortgage debt thereon.
The debt agreements of the other subsidiaries do not restrict advances or distributions to Innovo Group.

Other

           Inflation has not had a significant impact on the operations or financial position of the Company.

           The Company has no material commitments or plans for capital expenditures. The Company has certain commitments for minimum royalty payments and may, under certain circumstances, be required to repurchase certain shares of its common stock. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

         Certain of the Company's sales are to foreign customers, and a material portion of those sales involved products sourced from foreign suppliers.
Sales to foreign customers and purchases from foreign suppliers are generally negotiated in U.S. dollars, and are settled at shipment, so that the exchange rate risk for these transactions is not significant. The Company does not utilize foreign currency contracts or other derivative instruments.

       In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS No. 121 as of December 1, 1996 and its implementation is not expected to have a material effect on the Company's consolidated financial statements.

           In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," SFAS No. 123 is effective December 15, 1995, and requires either the application of an option pricing model measurement for stock compensation, or, if a company elects to continue to measure stock compensation based on the difference between the market price of the Company's common stock and the exercise price of the employer stock option, disclosure of what the effect of the application of option pricing model measurement would have been. The Company will initially apply SFAS No. 123 in fiscal 1997, and will elect to disclose the effect that the application of option pricing model measurement would have been for options granted from December 1, 1995. The adoption of SFAS No. 123 will not impact the Company's consolidated results of operations, financial position or cash flows.

Item 8.  Financial Statements


                                                               Innovo Group Inc.
                                      Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                            35

Consolidated Balance Sheets                                                   36

Consolidated Statements of Operations                                         37

Consolidated Statements of Stockholders' Equity                               38

Consolidated Statements of Cash Flows                                         39

Notes to Consolidated Financial Statements                                    40


Financial Statement Schedules are included at Item 14.

Report of Independent Certified Public Accountants



Board of Directors
Innovo Group Inc.

                We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 1996 and October 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended November 30, 1996 and October 31, 1995 and 1994 and for the period November 1, 1995 to November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 1996 and October 31, 1995, and the consolidated results of their operations and their cash flows for each of the years ended November 30, 1996, October 31, 1995 and 1994 and for the period November 1, 1995 to November 30, 1995, in conformity with generally accepted accounting principles.


                                                            /s/BDO SEIDMAN, LLP
                                                            BDO SEIDMAN, LLP




Atlanta, Georgia
February 18, 1997

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                  (000's, except for share data)

                                                                                                      November 30,      October 31,
                                                                                                         1996              1995
                                                                                                      ____________      ___________
ASSETS

CURRENT:
  Cash and cash equivalents                                                                           $     31          $     6
  Accounts receivable (Note 5)                                                                           1,238            1,524
  Inventories (Note 5)                                                                                   1,749            1,229
  Prepaid expenses                                                                                         332              406
                                                                                                       _______          _______
                      TOTAL CURRENT ASSETS                                                               3,350            3,165

PROPERTY AND EQUIPMENT, net (Note 6)                                                                     5,188            2,126

OTHER ASSETS                                                                                               895              376
                                                                                                       _______           _______
                                                                                                      $  9,433          $ 5,667
                                                                                                       _______          _______
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 5)                                                                              $    921          $   993
  Subordinated notes payable (Note 8)                                                                        -              235
  Current maturities of long-term
   debt (Note 6)                                                                                           224              143
  Accounts payable                                                                                       1,861            1,942
  Accrued expenses                                                                                         954              735
                                                                                                       _______           ______
                      TOTAL CURRENT LIABILITIES                                                          3,960            4,048

LONG-TERM DEBT, less current
  maturities (Note 6)                                                                                    3,079            1,422
OTHER                                                                                                      119              153
                                                                                                       _______           _______
                      TOTAL LIABILITIES                                                                  7,158            5,623
                                                                                                       _______           _______
COMMITMENTS AND CONTINGENCIES (Note 9)
CLASS 3 TRUST (Note 4)                                                                                       -              274
                                                                                                       _______            _______
STOCKHOLDERS' EQUITY (Notes 4 and 8):
  Common stock, $.01 par - shares
   authorized 30,000,000; issued 26,530,577 in
    1996 and 3,050,062 in 1995                                                                             265               30
  Stock subscription (Note 8)                                                                                -               50
  Additional paid-in capital                                                                            25,076            19,137
  Deficit                                                                                              (20,640)           17,358)
  Treasury stock, 119,691 and 53,072 shares                                                             (2,426)           (2,389)
                                                                                                       _______            ______
                      TOTAL STOCKHOLDERS' EQUITY                                                         2,275              (230)
                                                                                                       _______            _______
                                                                                                      $  9,433            $ 5,667
                                                                                                       _______            _______

See accompanying notes to consolidated financial statements.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (000's except earnings per share information)

                                                                                                Transition
                                                                           Year Ended             Period      Year ended October 31,
                                                                           November 30,         November 1-30,_____________________
                                                                              1996                  1995         1995        1994
                                                                           _________            __________       _____       _____
NET SALES                                                                  $  7,391             $   281          $ 5,276    $ 8,028

COST OF GOODS SOLD                                                            4,853                 166            3,808      5,044
                                                                            _______             _______          _______     ______
               Gross profit                                                   2,538                 115            1,468      2,984

OPERATING EXPENSES
               Selling, general and administrative                            3,890                 233            2,728      4,105
               Depreciation and amortization                                    588                  31              406        814
               Plant consolidation (Note 1(l))                                    -                   -                -        470
                                                                            _______             _______          _______     ______
               Income (loss) from operations                                 (1,940)               (149)          (1,666)    (2,405)

INTEREST EXPENSE                                                               (963)                (33)            (511)      (821)

OTHER INCOME (EXPENSE), net (Note 1(m))                                        (185)                (12)           2,110       (898)
                                                                            _______             _______          _______    _______
               Income (loss) before income taxes
                  (benefit)                                                  (3,088)               (194)             (67)    (4,124)

INCOME TAXES (BENEFIT) (Note 7)                                                   -                   -                -      3,781
                                                                            _______             _______          _______    _______
INCOME (LOSS) FROM CONTINUING OPERATIONS                                     (3,088)               (194)             (67)    (7,905)
                                                                            _______             _______          _______    _______
DISCONTINUED OPERATIONS, NET OF TAXES (Note 3)
               Results of discontinued NASCO Products
                 operations                                                       -                   -             (927)    (1,537)
               Gain on sale of NASCO Products operations                          -                   -              301          -
               Gain (loss) on sale of Spirco
                 operations                                                       -                   -                -        852
                                                                                  -                   -             (626)      (685)
                                                                            _______             _______          _______    _______
EXTRAORDINARY ITEM (Note 4)                                                       -                   -             (258)       699
                                                                            _______             _______          _______    _______
NET INCOME (LOSS)                                                          $ (3,088)            $  (194)         $  (951)   $(7,891)
                                                                            _______             _______          _______    _______
EARNINGS (LOSS) PER SHARE:
               Continuing operations                                       $   (.23)            $  (.05)         $  (.03)   $ (3.99)
               Discontinued operations (Note 3)                                   -                   -             (.24)      (.34)
               Extraordinary item (Note 4)                                        -                   -             (.09)       .35
                                                                            _______             _______          _______    _______
               Net income (loss)                                           $   (.23)            $  (.05)         $  (.36)   $ (3.98)
                                                                            _______             _______          _______    _______
WEIGHTED AVERAGE SHARES OUTSTANDING                                          13,613               3,846            2,616      1,982
                                                                            _______             _______          _______    _______

See accompanying notes to consolidated financial statements.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (000's except for shares)

                                                                                           Additional  Retained
                                                    Common Stock              Stock        paid-in     earnings     Treasury
                                                Shares       Amount      Subscription   capital     (deficit)     stock      Total
                                                ______       ______      ____________   _______     _________    ________    _____
BALANCE, November 1, 1993                       1,181,437    $  12       $    -         $12,926     $ (8,516)     $(3,471)  $   951

Issuance of common stock
  Cash                                            110,000        1            -             474            -            -       475
  Services                                         62,750        1            -             306            -            -       307
  Stock award (Note 8(b))                           9,875        -            -              81            -            -        81
  Extinguishment of debt (Notes 5 and 8)          455,213        4            -           2,800            -            -     2,804
  Loan fees (Note 5)                               80,000        1            -             299            -            -       300
  Spirco reorganization (Note 4)                  247,097        2            -             700            -            -       702
  Costs of issuances                                    -        -            -            (584)           -            -      (584)
Capital contribution (Note 8)                           -        -            -             483            -            -       483
Net loss                                                -        -            -               -       (7,891)           -    (7,891)
                                                _________     ____         ____          ______      _______       ______    ______
BALANCE, October 31, 1994                       2,146,372       21            -          17,485      (16,407)      (3,471)   (2,372)

Issuance of common stock
  Spirco reorganization (Note 4)                  546,103        5            -           1,116            -            -     1,121
  Extinguishment of debt (Note 8(a))              119,873        1          350             127            -            -       478
  Loan extension (Note 5)                          69,500        1            -             121            -            -       122
  Other                                             2,500        -            -               9            -            -         9
  Costs of issuances                                    -        -            -             (60)           -            -       (60)
Expiration of put options (Note 8(a))             189,761        2            -           1,421            -            -     1,423
Cancellation of treasury shares                   (24,047)       -            -          (1,082)           -        1,082         -
Net loss                                                -        -            -               -         (951)           -      (951)
                                                _________    _____       ______         _______       _______      _______    ______
BALANCE, October 31, 1995                       3,050,062       30          350          19,137      (17,358)      (2,389)     (230)

Issuances of common stock
  Exercise of warrants                            750,000        8            -             232            -           -        240
  Subscription agreement                           60,793        1          (58)             57            -           -          -
  Spirco reorganization (Note 4)                   18,000        -            -              12            -           -         12
Issuance of stock option (Note 6)                       -        -            -             700            -           -        700
Net loss                                                -        -            -               -         (194)          -       (194)
                                                _________    _____       ______         _______     ________     _______       ____
BALANCE, November 30, 1995                      3,878,855       39          292          20,138      (17,552)     (2,389)       528

Issuances of common stock
  Cash                                          7,316,282       73            -           1,737            -           -      1,810
  Subscription agreements                         311,356        3         (292)            289            -           -          -
  Spirco reorganization (Note 4)                  312,994        3            -             295            -           -        298
  Manufacturing agreement                       1,200,000       12            -             388            -           -        400
  Thimble Square acquisition (Note 4)           1,241,176       12            -             621            -           -        633
  Extinguishment of debt                        1,269,470       13            -             410            -           -        423
  Conversion of debentures (Note 6)             7,521,912       75            -             915            -           -        990
  Exercise of warrants and options              3,372,730       34            -             412            -           -        446
  Loan fees (Note 5)                              105,802        1            -              31            -           -         32
Debt settlement                                         -        -            -               -            -         (37)       (37)
Issuance of warrants (Note 6)                           -        -            -              40            -           -         40
Issuance costs                                          -        -            -            (200)           -           -       (200)
Net loss                                                -        -            -               -       (3,088)          -     (3,088)
                                                _________     ____        _____          ______       ______      ______      _____
BALANCE, November 30, 1996                     26,530,577    $ 265            -         $25,076     $(20,640)    $(2,426)    $2,275
                                                _________     ____       $_____          ______      _______      ______      _____

See accompanying notes to consolidated financial statements.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (000's)

                                                                                                Transition
                                                                           Year Ended             Period      Year ended October 31,
                                                                           November 30,         November 1-30,_____________________
                                                                              1996                  1995      1995         1994
                                                                           _________            __________    _____        _____

CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income (loss)                                           $(3,088)             $  (194)      $  (951)     $(7,891)
               Adjustments to reconcile net income
               (loss) to cash provided by
               (used in) operating activities:
                  Depreciation and amortization                                588                   26           412          822
                  Deferred income taxes                                          -                    -             -        4,630
                  Provision for uncollectible accounts                          78                    -           102          383
                  Loss (gain) on disposal of discontinued
                   operations                                                    -                    -          (395)      (1,374)
                  Extraordinary gain or loss                                     -                    -           258       (1,128)
                  Other                                                          6                   (2)            -            -
                  Changes in assets and liabilities (exclusive
                      of Thimble Square acquisition):
                        Accounts receivable                                   (430)                 821           279        1,365
                        Inventories                                           (406)                 (14)          430          (26)
                        Prepaid expenses                                       560                 (672)          (25)          33
                        Accounts payable                                       558                 (688)         (867)          37
                        Accrued expenses                                      (598)                 556        (1,032)       1,306
                        Other                                                  (11)                  (2)         (507)       1,437
                                                                            ______               _______       ______       ______
Cash provided by (used in) operating activities                             (2,743)                (169)        1,704         (406)
                                                                            ______               _______       ______       ______

CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital expenditures                                           (379)                   -           (19)         (18)
               Increase (decrease) in other assets                               -                    -             4            -
               Proceeds from sale of discontinued operations                   257                    -           100        1,445
                                                                            ______               _______       ______       ______
Cash provided by (used in) investing activities                               (122)                   -            85        1,427
                                                                            ______               _______       ______       ______
CASH FLOWS FROM FINANCING ACTIVITIES:
               Addition of notes payable                                         -                  300           356          612
               Repayments of notes payable                                    (444)                (245)       (1,970)      (1,493)
               Additions to long-term debt                                   1,675                    -             -            -
               Debt issue costs                                               (285)                   -             -            -
               Repayments of long-term debt                                   (226)                 (12)         (113)         (68)
               Proceeds from issuance of common stock                        2,256                  240             -          475
               Stock issuance costs                                           (200)                   -           (60)        (584)
               Purchase of treasury stock                                        -                    -             -            -
                                                                            ______               _______       ______       ______
Cash provided by (used in) financing activities                              2,776                  283        (1,787)      (1,058)
                                                                            ______               _______       ______       ______
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                   (89)                 114             2          (37)

CASH AND CASH EQUIVALENTS, at beginning of period                              120                    6             4           41
                                                                            ______               _______       ______       ______
CASH AND CASH EQUIVALENTS, at end of year                                  $    31              $   120       $     6      $     4
                                                                            ______               _______       ______       ______


See accompanying notes to consolidated financial statements.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Nature of business

          Innovo Group Inc. ("Innovo Group") is a holding company, the principal assets of which is the common stock of three operating subsidiaries, Innovo, Inc. ("Innovo"), NASCO Products, Inc. ("NASCO Products"), NASCO Products International, Inc. ("NP International") and Thimble Square, Inc. ("Thimble Square"), which Innovo Group acquired in April, 1996 (see Note 2). Innovo
Group and its wholly-owned subsidiaries are referred to as "the Company".

        Innovo is a domestic manufacturer and distributor of cut and sewn canvas and nylon consumer products, such as tote and other bags and aprons, which are sold to the utility, craft, sports licensed and advertising specialty markets. Innovo's sports licensed products are produced with logos or other designs licensed from various sports and entertainment related licensors.
Innovo grants credit to customers, substantially all of which are retail merchandisers or are in the premium incentive industry.

          NP International distributes in foreign, principally European markets, the products similar to those manufactured by Innovo, as well as canvas and nylon sports bags and backpacks, imprinted or embroidered with logos or other designs licensed from various sports and entertainment related licensors. International generally receives payment at the time of shipment.

          Thimble Square manufactures and markets ladies' ready-to-wear at home, sleep and lounge wear. Its products are sold to mail order companies, retailers and through mail order distribution. Thimble Square also provides "sew-only" manufacturing for other distributors of private-label sleep and lounge wear; in those instances, the customer provides the raw materials and Thimble Square manufactures the products to the customer's specifications. Thimble Square grants credit to apparel retailers, mail order distributors, and to other apparel distributors.

       NASCO Products imported a line of canvas and nylon sport bags, backpacks, equipment bags, and other sporting goods products imprinted or embroidered with emblems and logos licensed from various sports related licensors, principally the major professional sports teams. NASCO Products granted credit to customers, substantially all of which are major retailers and mail order catalog businesses. Effective July 31, 1995 the Company disposed of and discontinued the import operations of NASCO Products (see Note 3).

         Spirco, Inc. ("Spirco"), formerly known as NASCO, Inc. ("NASCO"), was a wholly-owned subsidiary of Innovo Group until November, 1994, at which time it was merged into Innovo Group. Spirco's principal products and markets included magazines and food products which were sold directly to primary and secondary schools for fundraising and school spirit programs. Spirco discontinued marketing fundraising programs to school and youth organizations

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

in May 1993 (see Note 3). On August 27, 1993 Spirco filed for protection under Chapter 11 of the Bankruptcy Code. Its plan of reorganization was confirmed by the U.S. Bankruptcy Court on August 5, 1994 and became effective on November 7, 1994 (see Note 4).

         The Company operated in a single business segment, the manufacture and sale of Innovo's and NP International's canvas and nylon consumer products, throughout fiscal 1994 and fiscal 1995. Thimble Square's operations are classified as a separate business segment ("apparel products"). See Note 10. Sales to one customer accounted for 13.9% of net sales in fiscal 1994, and sales to two customers (one a customer of Innovo, and one a customer of Thimble Square) accounted for 12.5%, and 11.2% of net sales for the year ended November 30, 1996. Sales to foreign customers, principally in Europe, accounted for 27.5% and 12.1% of net sales in fiscal 1995 and fiscal 1996, respectively.

(b)        Changes in fiscal year end

          Effective November 1, 1995, the Company changed its fiscal year to end on November 30. Previously, the Company's fiscal year ended on October 31.
The results of operations and cash flows for the transition period of November 1, 1995 to November 30, 1995 are separately presented in the accompanying consolidated financial statements.

(c)        Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(d)        Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates most significantly affect the amortization of goodwill (see Note 1(g)), the evaluation of contingencies (see Note 9), and the determination of allowances for accounts receivable (see Note 1(i)) and inventories (see Note 5).

(e)        Inventories

        Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Inventories consisted of the following:

                                                                 November 30,               October 31,
                                                                     1996                      1995
                                                                   (000's)                    (000's)
Finished goods                                                   $   440                   $   601
Work-in-process                                                      719                       177
Raw materials                                                        663                       469
                                                                  ______                    ______
                                                                   1,822                     1,247
Less inventory reserve                                               (73)                      (18)
                                                                  ______                    ______
                                                                 $ 1,749                   $ 1,229
                                                                  ______                    ______

(f)        Property, plant, equipment, depreciation and amortization

         Property, plant and equipment, including assets utilized under capital leases, are stated at cost. Depreciation and amortization are provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is included in the determination of income.

           Property and equipment consisted of the following:

                                                                                Useful
                                                                                Lives        November 30, October 31,
                                                                                (Years)         1996              1995
                                                                                _______      _________         _________
                                                                                             (000's)           (000's)

Buildings, land and
  improvements                                                                  8-20           $ 4,351           $ 1,500
Machinery and equipment                                                         5-8              1,766             1,506
Furniture and fixtures                                                          3-8                412               597
Transportation equipment                                                        5                   65                54
Leasehold improvements                                                          5-8                 11                 3
                                                                                                ______            ______
                                                                                                 6,605             3,660

Less accumulated depreciation
  and amortization                                                                              (1,417)           (1,534)
                                                                                                ______             ______
Net property and equipment                                                                     $ 5,188            $ 2,126
                                                                                                 ______            ______

         The cost and accumulated depreciation for assets utilized under capital leases were $704,000 and $203,000, respectively, at November 30, 1996.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)        Other assets

           Other assets consisted of the following:

                                                                            November 30,                October 31,
                                                                               1996                        1995
                                                                              (000's)                    (000's)
Goodwill, net of accumulated
  amortization                                                              $   786                       $    -
Debt issue costs, net                                                            80                           41
Non-current receivable (Note 3)                                                   -                          306
Other                                                                            29                           29
                                                                             ______                       ______
                                                                            $   895                       $  376
                                                                             ______                       ______

        Goodwill, which arose in the Company's acquisition of Thimble Square, is being amortized over a period of ten years. The Company assesses the recoverability of goodwill by comparison to the projected undiscounted cash flows from the acquired operations. If such a comparison indicates impairment, unamortized goodwill will be reduced to equal the present value of such projected cash flows. The amortization of goodwill for the year ended November 30, 1996, and accumulated amortization at November 30, 1996, were $56,000.

           Cost incurred in the issuance of debt securities or to obtain bank financing are capitalized and are amortized as a component of interest expense using the level yield method.

       The Company charges to expense in the year incurred costs to develop new products and programs. Amounts charged to expense approximated $363,000, $39,000 and $152,000 in fiscal 1996, 1995 and 1994, respectively.

(h)        Income taxes

           The Company files a consolidated income tax return and provides for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under that standard, deferred income taxes are provided for temporary differences arising from differences between financial statement and federal income tax bases of assets and liabilities.

(i)        Revenue recognition

       Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. The Company provides an allowance ($66,000 and $120,000 at November 30, 1996 and October 31, 1995, respectively) for estimated losses to be incurred in the collection of accounts receivable.

(j)        Earnings per share

           Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of outstanding options and warrants. Common stock equivalents were not considered in the computation of weighted average common
                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

shares as their effect would have been antidilutive.

         On June 8, 1995 the Company declared a one-for-ten reverse stock split, effective June 19, 1995. All share and per share amounts have been restated to reflect the effects of the reverse stock split.

(k)        Statement of cash flows

           Cash and cash equivalents are generally comprised of highly liquid instruments with original maturities of three months or less, such as treasury bills, certificates of deposit, commercial paper and call and time deposits.

                                                                               Year Ended
                                                                               November 30,                   Year ended October 31,
                                                                                  1996                        1995            1994
                                                                                                                   (000's)
           Cash paid for interest                                              $   618                        $ 576           $ 454
           Cash paid for income taxes                                                -                            -               -

       During fiscal 1996 the Company issued common stock in connection with the acquisition of Thimble Square (see Note 2), to extinguish an aggregate of $423,000 in liabilities, as a loan fee extension, to acquire manufacturing services (see Notes 4, 5 and 8) and upon the conversion of $1,205,000 of 8% Convertible Debentures (see Note 6). The Company also issued stock warrants and a mortgage note to acquire property for $1.5 million (see Note 6).

           During fiscal 1995 the Company issued common stock and common stock subscriptions to extinguish an aggregate of $1,599,000 in liabilities, as a loan extension fee, and for stock awards. See Notes 4, 5 and 8.

           During fiscal 1994 the Company issued common stock to extinguish an aggregate of $3,506,000 in liabilities, for services of $307,000, and in consideration for a $600,000 working capital loan. See Notes 4,5 and 8.

(l)        Plant Consolidation

           In October, 1994 the Company began certain steps to restructure its operations. Principal among these steps were the closing of its leased manufacturing facility in Texas and the consolidation of its operations to Tennessee. In connection with these steps the Company incurred expenses of $470,000, which included the accrual of provisions of $152,000 for the remaining obligations under its Texas lease, and $40,000 for the termination of employees who were not relocated to Tennessee.

(m)        Other Income (Expense)

           Other income in fiscal 1995 includes a $1.9 million gain from the settlement from litigation. Other expense in fiscal 1994 includes $300,000 of costs associated with the preparation of a public offering of the Company's securities which was charged to expense when the Company decided not to proceed with an offering.

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

(n)        Financial Instruments

           The fair values of the Company's financial instruments (consisting of cash, accounts receivable, accounts payable, notes payable and long-term debt) do not differ materially from their recorded amounts.

         The Company neither holds, or is obligated under, financial instruments that possess off-balance sheet credit or market risk.

(o)        New Accounting Pronouncements

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company will adopt SFAS No. 121 as of December 1, 1996 and its implementation is not expected to have a material effect on the Company's consolidated financial statements.

           The Company accounts for the grant of employee stock options under Accounting Principles Board Opinion ("APB") No. 25. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123 is effective December 15, 1995, and requires either the application of an option pricing model measurement for stock compensation, or, if a company elects to continue to measure stock compensation under APB No. 25, based on the difference between the market price of the company's common stock and the exercise price of the employer stock option, disclosure of what the effect of the application of option pricing model measurement would have been. The Company will initially apply SFAS No. 123 in fiscal 1997, and will elect to disclose the effect that the application of option pricing model measurement would have been for options granted from December 1, 1995. The adoption of SFAS No. 123 will not impact the Company's consolidated results of operations, financial position, or cash flows.

NOTE 2 - ACQUISITIONS

         On April 12, 1996, the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square") for an aggregate of $1.1 million, paid by the issuance of shares of the restricted common stock of the Company. In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them in exchange for (a) $300,000 paid by the issuance of shares of the restricted common stock of Innovo Group, and (b) the issuance by Thimble Square of $200,000 of unsecured notes payable, which were paid in September, 1996. The Company also issued 95,686 shares in payment of a finder's fee related to the acquisition.

        A total of 2,840,784 shares of the Company's common stock were initially issued to effect the acquisition. However, in August, 1996, upon completion of the audit of Thimble Square's financial statements and the appraisal of its plants and equipment, the number of shares was, pursuant to the terms of the merger agreement, reduced by 519,608 shares. Additionally, at the time of the acquisition Thimble Square owned 1,080,000 shares of the Company's common stock as a result of the January, 1996 manufacturing agreement between
                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 2 - ACQUISITIONS (concluded)

the companies (see Note 6). As a result of the acquisition, Innovo Group reacquired, and retired, those shares, and the net increase in the number of shares of Innovo Group common stock outstanding was 1,241,176 shares.

        The aggregate purchase price, as adjusted, of $1,584,000 (which includes the finder's fee of $49,000 and acquisition costs of $200,000) was allocated to Thimble Square's assets and liabilities, based on their fair values, as follows:

                                                                               (000's)
           Current assets                                                      $   220
           Property and equipment                                                1,525
           Investment in Innovo Group
             common stock                                                          551
           Goodwill                                                                842
           Current liabilities                                                    (924)
           Long-term debt                                                         (546)
           Other liabilities                                                       (84)
                                                                               _______
                                                                               $ 1,584
                                                                               _______

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

                                                                                      Year Ended
                                                                               ________________________
                                                                               November 30,                   October 31,
                                                                                  1996                           1995
                                                                               ___________                    __________
                                                                               (000's except per share amounts)
           Sales                                                               $ 7,824                        $8,905
           Income (loss) from
            continuing operations                                               (3,300)                         (165)
           Income (loss) from continuing
            operations per share                                               $  (.24)                       $ (.04)

NOTE 3 - DISCONTINUED OPERATIONS

           The components of income (loss) from discontinued operations are as follows:

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)

NOTE 3 - DISCONTINUED OPERATIONS (continued)

                                                                                                         Year ended October 31,
                                                                                                         ______________________
                                                                                                         1995            1994
                                                                                                         ____            ____
                                                                                                              (000's)
           Results of discontinued NASCO
             Products operations                                                                         $  (927)        $(1,537)
           Gain on sale of NASCO Products
             operations                                                                                      301               -
           Gain (loss) on sale of Spirco
             operations                                                                                        -             852
                                                                                                         _______          _______
                                                                                                         $  (626)         $  (685)
                                                                                                         _______          _______

       On July 31, 1995 the Company executed an agreement with Accessory Network Group ("ANG") under which ANG succeeded to all of the rights held by NASCO Products to market and distribute in the United States the National Football League, NBA, Major League Baseball and National Hockey League logoed sports bags, back packs and equipment bags NASCO Products previously imported and distributed. The products marketed and sold under those license rights represented a separate class of products and previously issued 1994 and 1993 financial statements have been restated to report the results of those operations as a component of discontinued operations.

         For each license ANG is paying NASCO Products $187,500 ($750,000 in the aggregate), of which $100,000 was paid on July 31, 1995. The remaining
$650,000 is payable, without interest, in monthly installments equal to 5% of ANG's aggregate sales of the licensed products, with the final payment due
July 31, 1998. ANG assumed all of NASCO Products' obligations under the licenses, including the payment of royalties and minimum royalties. NASCO Products also transferred to ANG its existing inventory of these products, for which ANG paid approximately 67% of NASCO Products' cost over a six month period. The gain of $301,000 recognized in fiscal 1995 from the sale of the NASCO Products' domestic operations reflects the recording of the payments to be received from ANG over the next three years at their present value, discounted at 10% per annum.

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

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)

NOTE 3 - DISCONTINUED OPERATIONS (concluded)

           The revenues and expenses relating to the disposed NASCO Products imported product line were as follows:

                                                                               Year ended October 31,
                                                                               ____________________
                                                                                 1995                      1994
                                                                                 ____                      ____
                                                                                  (000's)
           Net sales                                                           $  2,777                  $  5,937
           Cost of goods sold                                                    (2,532)                  (4,631)
           Selling, general and
             administrative expenses                                             (1,043)                  (2,619)
           Interest expense                                                         (79)                    (193)
           Other                                                                    (50)                    (111)
           Income tax benefit                                                         -                       80
                                                                               ________                  _______
           Income (loss) from operations                                       $   (927)                 $(1,537)
                                                                               ________                  _______

           Interest expense was allocated to the discontinued operations in accordance with EITF 87-24, which provides for allocating interest to a discontinued operation based on the relationship of the net assets employed in the discontinued operation to the Company's consolidated net assets.

           Effective April 30, 1993 the Company sold the youth and school fundraising program direct marketing operations formerly conducted by Spirco. The operations were purchased by QSP, Inc. ("QSP"), which is a wholly-owned subsidiary of The Reader's Digest Association, Inc. The sales agreement provided that QSP would pay Spirco 25% of the gross sales, as defined in the sales agreement, received by QSP between July 1, 1993 and June 30, 1994 from fundraising programs sold to former Spirco fundraising customers or by former Spirco salespersons. The minimum sales price was $0.5 million, which Spirco received on May 10, 1993. In addition, Innovo Group received $1.0 million under the non-competition agreement. During fiscal 1994 Spirco received additional payments of $1,445,000 from QSP. The fiscal 1994 gain on the disposals of Spirco is net of income tax expense of $522,000.

NOTE 4 - REORGANIZATION OF SPIRCO

        On August 5, 1994 the U.S. Bankruptcy Court for the Western District of Pennsylvania issued an order confirming the plan of reorganization of Spirco, and the confirmed plan was implemented and made effective on November 7, 1994. Spirco had filed for reorganization under Chapter 11 of the Bankruptcy Code on August 27, 1993. Innovo Group, Innovo and NASCO Products were not parties to the filing.

       Spirco's plan of reorganization established fourteen classes of creditors which, with respect to the nature and amount of distribution, were divided

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 4 - REORGANIZATION OF SPIRCO (continued)

into six categories. Administrative expenses were paid in cash using funds borrowed under the Company's bank credit facility (see Note 4). Spirco's equipment and mortgage debt, which had been guaranteed by Innovo Group, were assumed by Leasall Management, Inc. ("Leasall"), a newly formed subsidiary, together with its acquisition of the collateral assets, and other Spirco liabilities that were secured or that had been guaranteed by Innovo Group were paid in full through the issuance of 222,000 shares of Innovo Group common stock on the basis of $2.84 per share. The claim of the Internal Revenue Service ("IRS") resulting from its 1991 examination of the 1986 and 1988 income tax returns of Spirco was satisfied through the issuance to the IRS of 25,000 shares of common stock, in return for which the IRS released its lien on 25,000 shares of Innovo Group treasury stock owned by Spirco. Additionally, the IRS foreclosed on 30,000 shares of common stock that had been personally pledged to it by the Company's president.

       Priority claims for sales, property and unemployment taxes held by state and local taxing authorities, estimated to total $826,000 after the resolution of disputes, were contributed to a trust ("the Class 3 Trust") to which Innovo Group issued 584,000 shares of common stock. The plan of reorganization provided that the Class 3 Trust would sell the shares of common stock and distribute the net proceeds therefrom to the Class 3 claimants. During fiscal 1995 and the period November 1, 1995 to November
30, 1995, the Class 3 Trust received, and distributed to the Class 3 claimants, $590,000 and $12,000, respectively, from the sale of 359,054 and 18,000 shares of common stock. During fiscal 1996 the Class 3 Trust sold an additional 286,678 shares, and, with the distribution of the proceeds of $271,000 therefrom, completed the payment of the Class 3 claims.
Additionally, an aggregate of 187,049 shares were issued to settle certain disputed claims.

           For financial reporting purposes the shares of common stock issued pursuant to Spirco's plan of reorganization to satisfy the secured, Innovo Group guaranteed and IRS claims were recorded as issued on October 31, 1994 at a value of $2.84 per share, which represents the per share value determined pursuant to the plan of reorganization. The claims contributed to the Class 3 Trust were reflected as a separate item on the Company's consolidated balance sheet. As shares of common stock were sold by the Class 3 Trust, the satisfaction of those claims and the issuance of those shares was reflected based on the net proceeds received and distributed by the Class 3 Trust. The implementation of Spirco's plan of reorganization resulted in the discharge of all of its remaining indebtedness, including the claims of Spirco's general unsecured creditors and of Innovo Group, Innovo and NASCO Products, for intercompany advances to Spirco. As a result, in fiscal 1994, the Company recognized an extraordinary gain of $1,128,000, before related deferred income tax expense of $429,000, representing principally the forgiveness of the general unsecured claims that received no distribution

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)


NOTE 4 - REORGANIZATION OF SPIRCO (concluded)

under the plan. During fiscal 1995 the Company recorded extraordinary charges of $258,000 for changes in the estimates of allowed claims.

NOTE 5 - NOTES PAYABLE

           Notes payable consisted of the following:

                                                                                               November 30,       October 31,
                                                                                                 1996                1995
                                                                                               ____________       ___________
                                                                                               (000's)            (000's)
Accounts receivable factoring facility                                                         $   468            $   356
Bank credit facility                                                                                 -                202
Working capital loan                                                                               213                407
NP International loan                                                                              100                  -
Other                                                                                              140                 28
                                                                                                ______             ______
                                                                                               $   921            $   993
                                                                                                ______             ______

         Innovo and Thimble Square borrow under an accounts receivable factoring facility with Riviera Finance ("Riviera") under which Riviera advances 80% of assigned accounts receivable. The factoring facility provides for advances up to $1,000,000. Riviera charges 1% of each invoice assigned plus 2% per month of outstanding advances. Borrowings under the facility are collateralized by assigned accounts receivable, which aggregated $652,000 and $445,000 at November 30, 1996 and October 31, 1995, respectively.

           Previously Innovo, and NASCO Products, borrowed under a bank credit facility with NBD Bank ("NBD"). Borrowings under the bank credit facility bore interest at 4% over the NBD's prime rate. Effective August 1, 1995 NBD began to apply to the balance due it all proceeds from the collection of NASCO Products accounts receivable, and all payments being received from ANG (see Note 3). The repayment of the borrowings under the NBD facility was completed in fiscal 1996 from the proceeds of the payments from ANG.

           The July 1994 working capital loan originally bore interest payable quarterly at 4% above NBD's prime rate, and was collateralized by a security interest, subordinate to those held by Riviera and NBD, in the Company's accounts receivable and inventory. As consideration for making the loan the lenders received 80,000 shares of common stock, valued at $300,000 on the basis of the then market price. In January 1995 the Company obtained an extension of the maturity of the working capital loan until the earlier of October 15, 1995 or the repayment of NBD's advances. At that time the interest rate on the working capital loan was reset at 20% per annum, and the Company issued 69,500 shares of its common stock as an extension fee. In January, 1996 the lenders agreed to extend the maturity of the working capital loan until October 31, 1996 and reduce the interest rate to 16%

                                           INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)

NOTE 5 - NOTES PAYABLE (concluded)

retroactively to October, 1995 in exchange for (i) the issuance of 50,000 shares of common stock and (ii) the assignment to the repayment of the loan of the payments being received from ANG (see Note 3) after the repayment of NBD. During fiscal 1996 an aggregate of 105,802 shares of common stock were issued pursuant to the second extension, and the outstanding principal was reduced to $213,000 through the application of payments from ANG. In February, 1997, the holders of $124,000 of such remaining balance agreed to accept $70,000, payable by June 30, 1997 without additional interest, in full satisfaction of such $124,000 balance, in exchange for the release of certain claims by the Company against them. The maturity of the remaining $89,000 due under the loan was extended, under the existing terms, to December 31, 1997.

           In December, 1995, the Company obtained a $300,000 short-term loan, collateralized by the common stock of NP International, which bears interest at 12%. At November 30, 1996, $100,000 remains outstanding. The lender is a company owned and controlled by a relative of the Company's chief executive officer.

         The weighted average interest rate on outstanding short-term borrowings was 18.7% and 19.6% at November 30, 1996 and October 31, 1995, respectively.

NOTE 6 -  LONG-TERM DEBT

           Long-term debt consisted of the following:

                                                                                               November 30,         October 31,
                                                                                                  1996                 1995
                                                                                               (000's)              (000's)
                      Notes payable to ICON Cash Flow Partners,
                        L.P., Series D ("ICON")                                                $   268              $   355

                      Leasall first mortgage loan                                                  876                  895

                      Non-recourse first mortgage on
                       Florida property                                                            787                    -

                      Thimble Square SBA loan                                                      214                    -

                      Thimble Square first mortgage loan                                           140                    -

                      Capital plant lease obligation                                               221                    -

                      Capitalized equipment lease obligation                                       151                  315

                      8% Convertible Debentures                                                    470                    -

                      Other                                                                        176                    -
                                                                                                ______              _______
                      Total long-term debt                                                       3,303                1,565

                      Less current maturities                                                     (224)                (143)
                                                                                                ______              _______
                                                                                               $ 3,079              $ 1,422
                                                                                                ______              _______

                The ICON loan bears interest at 11% and is collateralized by all the equipment and personal property located at the Company's main office in Springfield, Tennessee. The loan was originally obtained by Spirco, and was assumed by Leasall in connection with the implementation of Spirco's plan of reorganization (see Note 4). Innovo and NASCO Products have each guaranteed the obligations of Leasall under this loan.
                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 6 -  LONG-TERM DEBT (continued)

       Leasall's first mortgage loan is collateralized by a first deed of trust on the real property in Springfield, Tennessee and by an assignment of key-man life insurance on the president of the Company in the amount of $950,000. The loan bears interest at 2.75% over the lender's prime rate (which was 8.25% at November 30, 1996) and requires monthly payments of $9,900. In order for the loan to be guaranteed by the Small Business Administration ("SBA"), Innovo Group, Innovo, NASCO Products, and the president of the
Company agreed to act as guarantors for Spirco's obligations under the loan agreement.

        In November, 1995 the Company acquired a facility which it is developing as an indoor retail outlet featuring antique and flea market shops. The $1.5 million purchase price was paid by the issuance to the seller of (i) options to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share through March, 1998, and (ii) an $800,000 first lien non-recourse mortgage secured by the property. The mortgage is payable $25,500 quarterly; all unpaid principal, and interest (which accrues at the rate of 9.5% per annum) is due January, 2006. Construction period interest of $79,000 was capitalized during fiscal 1996. The stock option was exercised in March, 1996. The Company also issued a warrant, exercisable for the purchase of 100,000 shares at $.01 per share, as a finder's fee on the property acquisition. The warrant was exercised in April, 1996.

      Thimble Square's SBA and first mortgage loans are collateralized by liens on that company's Pembroke, Georgia plant and certain machinery and equipment. The loans bear interest at 2.75% and 2%, respectively, over the prime rate. The capital plant lease obligation represents the lease on Thimble Square's Baxley, Georgia plant. Interest on the capital plant lease is imputed at the rate of 10% per annum.

        In fiscal 1996 the Company privately placed $1,625,000 of 8% Convertible Debentures due September 30, 1998. As of November 30, 1996 $1,205,000 of the
8% Convertible Debentures had been converted into 7,521,912 shares of common stock, and subsequent to November 30, 1995 an additional $265,000 of 8% Convertible Debentures were converted into 2,353,104 shares of common stock.
The remaining $205,000 of 8% Convertible Debentures are convertible into 1,802,198 shares of common stock, provided, however, that the Company is not required to allow conversion, or reserve or otherwise keep available shares of common stock for issuance upon conversion, unless and until the Company's authorized common stock is increased to 40 million shares. The Company may, at its option, pay any outstanding debentures and accrued interest at their September 30,1998 maturity by the issuance of shares of common stock on the basis of 70% of the then closing bid price, and may call the 8% Convertible Debentures prior to their maturity by the payment of the value of the shares of common stock obtainable upon conversion.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)

NOTE 6 -  LONG-TERM DEBT (concluded)

           Principal maturities of long-term debt as of November 30, 1996 are as follows:

                      Year ending November 30,                                                                 Amount
                                                                                                               (000's)
                      1997                                                                                     $  224
                      1998                                                                                        810
                      1999                                                                                        220
                      2000                                                                                        395
                      2001                                                                                        175
                      Thereafter                                                                                1,479

NOTE 7 -  INCOME TAXES

          The provision (benefit) for income taxes included in net income (loss) was as follows:

                                                                      Year ended
                                                                      November 30,    Year ended October 31,
                                                                      ___________   ____________________
                                                                        1996                      1995                         1994
                                                                      _______                   _______                        ____
                                                                                              (000's)
Continuing operations:
   Current (Federal)                                                   $    -                $      -              $       -
   Deferred:
      Federal                                                               -                       -                  3,781
      State                                                                                         -                      -
      Total                                                                 -                       -                  3,781
                                                                        _____                 _______               ________
   Total continuing operations                                              -                       -                  3,781

Discontinued operations                                                     -                       -                    442

Extraordinary item                                                          -                       -                    429
                                                                        _____                 _______               ________

   Total income taxes (benefit)                                        $    -                $      -              $   4,652
                                                                        _____                 _______               ________

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  (Continued)

NOTE 7  - INCOME TAXES (continued)

                Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities:

                                                                                                 November 30,      October 31,
                                                                                                    1996              1995
                                                                                                 (000's)           (000's)
Deferred tax assets (liabilities):
   Allowance for doubtful accounts                                                                $   22           $   41
   Inventory reserves                                                                                 57                6
   Property and equipment                                                                             91              239
   Other                                                                                              62               65
   Benefit of net operating loss
    carryforwards                                                                                  3,183            8,464
                                                                                                  ______           ______
Gross deferred tax assets                                                                          3,415            8,815
Deferred tax assets valuation allowance                                                           (3,415)          (8,815)
                                                                                                  _______          ______
Net deferred tax assets                                                                           $    -           $    -
                                                                                                  _______          ______

           A net increase in the valuation allowance for deferred taxes of $5,767,000 was recorded in fiscal 1994. The valuation allowance decreased in fiscal 1996 as the result of the reduction in the net operating loss carryforward resulting from the limitations of Internal Revenue Code Section 382, as discussed below.

           The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

                                                                                          Year ended
                                                                                          November 30,    Year ended October 31,

                                                                                            1996               1995        1994
                                                                                                               00's)
Computed tax (benefit)
  at the statutory rate                                                                    $(1,049)          $  (23)       $(1,402)
State income tax                                                                                 -                -              -
Change in valuation allowance                                                                1,049               23          5,767
Other                                                                                            -                -           (584)
                                                                                            ______            ______       _______
                                                                                           $     -           $    -        $ 3,781
                                                                                            ______            ______        _______

                The Company has consolidated net operating loss carryforwards of approximately $26.6 million expiring through the year 2011. However, as the result of "changes in control" as defined in Section 382 of the Internal
Revenue Code, approximately $25 million of such carryforwards may be subject

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 7  - INCOME TAXES (concluded)

to an annual limitation, which is currently estimated to be a minimum of $432,000, subject to adjustment. Such limitation would have the effect of limiting to approximately $8 million the future taxable income which the Company may offset through the year 2011 through the application of its net operating loss carryforwards. A subsidiary of the Company has state tax net operating loss carryforwards of approximately $11.0 million to offset state taxable income. These carryforwards expire in varying amounts between the years 1999 and 2005.

NOTE 8 - STOCKHOLDERS' EQUITY

                (a)        Common Stock

                In June 1992, Innovo Group issued $2,000,000 of 12% Subordinated Collateralized Notes (the "Subordinated Collateralized Notes") due on or before December 1, 1992. On April 5, 1994 the Company completed an equity for debt exchange in which (i) 216,128 shares of common stock were issued to extinguish $1.7 million of the Subordinated Collateralized Notes and related accrued interest of $191,000, (ii) 6,334 shares of common stock were issued to extinguish $50,000 of other notes payable and accrued interest of $5,400 and (iii) 26,327 shares of common stock were issued to satisfy $185,000 of other obligations. Several of the holders of the debt exchanged for common stock were also holders of the units sold by the Company in a June, 1993 private placement. As a result, in order to obtain agreement to the debt conversion, the Company also agreed to revise the terms of the June, 1993 private placement by issuing 53,000 shares of common stock to increase to two shares the number of shares included in the units sold, decrease to $20 the exercise price of the 53,000 warrants included in the units, and extend the term of the warrants until July 31, 1997. As a result, the Company issued an aggregate of 301,789 shares, which have been recorded in stockholders' equity at the amount of debt extinguished ($2,132,000). Costs and expenses of the exchange of $270,000 were charged against stockholders' equity. No gain or loss was recognized.

               In December, 1993 the Company reached an agreement with a vendor, which had been owed approximately $1.3 million, under which the vendor (i) retained proceeds of $483,000 from its sale of shares previously pledged by a principal stockholder, (ii) received proceeds of $500,000 from its sale of 100,000 shares previously pledged by the Company's president and (iii) received a $300,000 interest-free note due June, 1994 collateralized by the remaining 15,700 shares previously pledged by the Company's president. The $483,000 was recorded as a contribution to the Company's capital. In July and August, 1994, the vendor sold the 15,700 pledged shares, applying the proceeds of $60,000 to reduce the note. The Company's president was issued 115,700 shares to reimburse her in August, 1994. In other transactions in fiscal 1994 the Company issued 37,724 shares to reduce outstanding notes payable by $112,000.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

            During fiscal 1995 the Company issued an aggregate of 119,873 shares of common stock to extinguish an aggregate of $128,000 of unsecured notes payable, which were past due. Additionally, in October 1995 the holder of unsecured notes aggregating $319,000 tendered the notes, and accrued interest of $31,000, as a subscription for shares of the Company's common stock.
Under the subscription agreement the Company issued 372,149 shares over the six month period ending May, 1996, on the basis of 75 percent of the market prices at the times the shares are issued.

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

          In connection with the private placement of shares of its common stock for cash during the first quarter of fiscal 1996, the Company issued warrants for the issuance of 2,272,730 shares of its common stock, exercisable through January, 1998 at a per share price equal to 50% of the exercise date market price of the Company's common stock. The warrants were exercised in April and May, 1996.

               During the third quarter of fiscal 1996 the Company completed the private placement of aggregate of 1,751,516 shares of its common stock for net cash proceeds of $560,000. The placements included the issuance of warrants for the purchase of 775,758 shares of the Company's common stock exercisable for five years at an exercise price of $.52 per share. In connection with the third quarter fiscal 1996 placements of common stock and the 8% Convertible Debentures, the Company issued to the placement agent warrants for the purchase of an aggregate of 1,220,588 shares of its common stock, subject to adjustment, exercisable for a period of five years at an exercise price of $.17 per share.

           An aggregate of 1,269,470 shares of common stock, and 250,000 Class E and 50,000 Class G common stock purchase warrants, were issued during fiscal 1996 to extinguish an aggregate of $423,000 of indebtedness. The extinguished indebtedness included the remaining $300,000 of Subordinated Collateralized Notes.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

                As of November 30, 1996 the Company has outstanding common stock purchase warrants as follows:

                                  Class                 Exercise Price                        Shares                   Expiration
                                  _____                 ______________                        ______                   __________
                                  A                          $30                              91,700                   July 1997
                                  A-1                        $ 2                               2,250                   March 1997
                                  B                          $20                              53,000                   July 1997
                                  E                          $.30                            250,000                   April 1999
                                  G                          $.28                             50,000                   May 1998
                                  H                          $.52                            725,758                   August 2001
                                  I                          $.17                           ,220,588                   August 2001

          The Company has reserved 446,950 shares for issuance upon the exercise of the outstanding common stock purchase warrants. Under the terms of the Class H and Class I warrants, the Company is not required to reserve or otherwise keep available from its authorized but unissued common stock shares for issuance upon the exercise, if any, of the Class H and Class I warrants, unless and until the Company's authorized common stock is increased to 40 million shares, and prior to any such increase, is only required to allow the exercise of the Class H and Class I warrants if and to the extent there are available shares of its authorized common stock not already issued and outstanding, or reserved for the exercise of other then outstanding stock options, warrants, or conversion rights.

        In September 1993 the Company issued 189,761 shares of restricted common stock to extinguish notes payable and accrued interest of $1,423,000. The holders of such shares hold options ("put options") that allowed them, until April, 1995, to require that the Company repurchase any or all of the shares at a price of $7.50 per share. The put options continue to be exercisable at $30 per share, in the event of certain "changes in control" not approved by the board of directors. The put options grant the Company a right of first refusal to purchase any of the related shares upon the payment of the same price offered to the holders by another party. Also, the Company can cancel the put options by paying nominal consideration.

           (b)  Stock Compensation

           The Company adopted a Stock Option Plan (the "1991 Plan") in December 1991 (amended in April 1992) under which 100,000 shares of the Company's common stock have been reserved for issuance to officers, directors, consultants and employees of the Company under the terms of the 1991 Plan.
The 1991 Plan will expire on December 10, 2001.

        The 1991 Plan provides for the issuance of "incentive stock options" (as defined in the Internal Revenue Code) and non-qualified options to officers, directors, consultants and employees of the Company. The exercise price of incentive stock options must be equal to the fair market value of the underlying common stock on the date of grant. The exercise price of non-qualified stock options must be at least 50% of the fair market value of the
                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 8 - STOCKHOLDERS' EQUITY (concluded)

common stock on the date of issuance.

           The following table summarizes the activity in the 1991 Plan for the periods indicated:

                                                                                     Exercise
                                                       Options                       Price                         Options
                                                       Outstanding                   Per Share                     Exercisable
                                                       ___________                   _________                     ___________
Outstanding at
  November 1, 1993                                        7,800                      $80 - 10                      7,800
    Canceled                                             (4,800)                     $80 - 10
    Granted                                               1,500                      $   3.80
                                                         ______
Outstanding at
  October 31, 1994                                        4,500                      $10 - $3.80                  4,500
    Canceled                                             (1,500)                     $10
    Granted                                                   -
                                                         ______
Outstanding at
  October 31, 1995                                        3,000                      $3.80                         3,000
    Canceled                                                  -
    Granted                                                   -
                                                         ______
Outstanding at
  November 30, 1996                                       3,000                      $3.80                         3,000
                                                         ______

              During fiscal 1994 the Company granted a restricted stock award of 9,875 shares having an aggregate value of $81,000. The award vested during fiscal 1994.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Company leases certain property, buildings and equipment. Rental expense for the years ended November 30, 1996, October 31, 1995 and 1994 was approximately $54,000, $50,000 and $276,000, respectively. The minimum rental commitments under noncancellable operating leases as of November 30, 1996 are as follows: 1997, $38,000; 1998, $28,000; 1999, $28,000.

          The Company displays characters, names and logos on its products under license agreements that require royalties ranging from 8% to 12.5% of sales.
The agreements expire through 1998 and require annual advance payments
(included in prepaid expenses) and certain annual minimums. Royalties were $441,000, $402,000 and $823,000 for fiscal 1996, 1995 and 1994, respectively.

          An executive officer has an employment agreement with the Company that expires in October, 1997. The Company or the employee may terminate the employment agreement at any time for cause. The agreement provides that, in the event of a "change in control" not approved by the board of directors,

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

any breach or termination shall require the payment of severance benefits equal to the greater of the annual salary payable for the remainder of the agreement's term, or three times the annual salary under the agreement (presently $175,000).

          In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company. The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in no submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on, and submission to a jury of, the Company's claim of breach of fiduciary duty by Tedesco. The Company is filing motions with the trial court for the scheduling of the ordered trial on its claims against Tedesco and would be entitled to offset any damages it is awarded against the Tedesco award. The Company has also appealed to the Texas Supreme Court the issue of the appeal courts' decision to uphold $200,000 of the original judgement (which accounts for $340,000 of the August, 1996 $420,000 amount). In connection with its appeals the Company has pledged as an appeal bond 200,000 shares of its unissued common stock. The Company continues to believe that the ultimate resolution of the case is unlikely to result in a material loss. An adverse outcome of the Company's appeal to the Texas Supreme Court, and of the Company's claims against Tedesco, could result in a loss of up to $400,000.

           In May, 1996, a foreign manufacturer that had previously supplied imported products to NASCO Products filed suit against NASCO Products asserting that it is owed approximately $300,000 in excess of the amount presently recorded by NASCO Products. NASCO Products and the supplier had previously reached an agreement on the balance owed (which is the balance recorded), as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases from that supplier of products distributed internationally by NP

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Concluded)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

International. The Company has denied the supplier's claims, and has asserted affirmative defenses, including the supplier's late shipment of the original products, and the supplier's refusal to accept and fill NP International orders on terms contained in the agreement. NASCO Products sold its operations in July, 1995, and that company currently has no operations or unencumbered assets. No provisions for the additional amount sought has been recorded in the consolidated financial statements.

NOTE 10 - SEGMENT INFORMATION

        Information concerning the two segments in which the Company operated in fiscal 1996 is as follows:

                                     Canvas and              Apparel                General
                                     Nylon Consumer          Products               Corporate                  Consolidated
                                     Products
                                     ______________          ________               _________                  ____________
                                                                                            (000's)
Net Sales                            $ 6,023                 $ 1,368                $     -                      $ 7,391

Income (loss) from
 operations                             (965)                   (12)                  (963)                      (1,940)

Identifiable
 assets                                3,657                  2,830                  2,946                        9,433

Capital
 expenditures                             48                  1,525                    331                        1,904

Depreciation and
 amortization                            397                    134                     57                          588

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                  Not applicable.

                                                                       PART III

Item 10.  Directors and Executive Officers

           The following table sets forth certain information regarding the directors and executive officers of the Company as of February 15, 1997.

Name                                                                           Age                               Position
____                                                                           ___                               ________
Patricia Anderson-Lasko (1)                                                     37                               Chairman of the
                                                                                                                 Board, President,
                                                                                                                 Chief Executive
                                                                                                                 Officer and
                                                                                                                 Director

Scott Parliament                                                                39                               Senior Vice
                                                                                                                 President; Chief
                                                                                                                 Operating Officer

Terrance Bond                                                                   40                               Controller

Felix Lee                                                                       48                               Vice President
                                                                                                                 of Manufacturing
                                                                                                                 of Innovo and
                                                                                                                 Director

Eleanor V. Schwartz                                                             64                               Director; Designer
                                                                                                                 for Thimble Square

Alexander K. Miller (2) (3)                                                     50                               Director

Reino C. Lanto, Jr. (1)(2)                                                      53                               Director

Marvin M. Williamson (1)(2)(3)                                                  58                               Director

____________________

(1)        Member of the audit committee of the board of directors.
(2)    Member of the executive compensation committee of the board of directors.
(3)        Member of the stock option committee of the board of directors.

           Patricia Anderson-Lasko has been Chairman, President, Chief Executive Officer and a director of the Company since August 1990, and President of Innovo since her founding of that company in 1987.

          Scott Parliament joined the Company as Senior Vice-President and chief operating officer in October, 1996. From November, 1993 until October, 1996
Mr. Parliament was a principal of Parlon Ventures, Ltd., a privately held consulting and investment firm. From March, 1990 until he joined Parlon Ventures, Ltd. Mr. Parliament held various positions with National Steel Services Center, Inc.

           Terrance Bond joined the Company as Controller in April 1993. From November 1988 until he joined Innovo Group, Mr. Bond was Director of
Corporate Accounting at United Merchants and Manufacturers, Inc.

         Felix Lee has been a director of the Company since August 1990 and Vice President of Manufacturing of Innovo since June 1989. From July 1981 through May 1989, Mr. Lee was plant manager at Industria Nacional De Artefactes,
S.A., a luggage manufacturer in Panama City, Republic of Panama, where his responsibilities included production and manufacturing.

        Eleanor V. Schwartz became a director of the Company in April, 1996 upon the completion of the Company's acquisition of Thimble Square. Mrs.
Schwartz, together with her husband Philip Schwartz, founded Thimble Square in 1985 and since that time has been a director of Thimble Square and its principal designer. Mrs. Schwartz has over 35 years of experience in the buying, design and marketing of ladies apparel.

           Alexander K. Miller has been a director of the Company since December 1991. From June 1993 to December 1994, Mr. Miller also served as the Vice-President of Administration of the Company. Prior and subsequent to that period Mr. Miller also served the Company on a consulting basis. Mr. Miller is self-employed as a management and marketing consultant. From 1986 to 1993 he was a member of the faculty of California State Polytechnic University in San Luis Obispo, California, where he taught business administration.

      Reino C. Lanto, Jr. has been a director of the Company since August 1990. He is an attorney licensed to practice in Illinois and has been a partner in the law firm of Wilson & Lanto since November 1982.

           Marvin M. Williamson has been a director of the Company since August 1990. From April 1982 to June 1987, he was a Vice President and Mortgage
Sales Manager for First Boston Corp. in New York City. From June 1987 through August 1990 he was Vice President of Mortgage Sales for Greenwich Capital, Greenwich, Connecticut. From August 1990 to April 1991 Mr.
Williamson was a Senior Vice President with Alliance Funding Co. in Montvale, New Jersey. In April 1991 he left Alliance Funding Co. to establish his own business, Marvin Williamson Associates, a mortgage investment brokerage and consulting firm in New Canaan, Connecticut. Mr. Williamson is currently a registered representative of First Sentinel Securities Ltd., a member firm of the National Association of Securities Dealers, Inc.

           Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors.

           Executive officers of the Company are elected on an annual basis and serve at the discretion of the board of directors.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of the registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

        Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended October 31, 1995, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

       Form 5 is not required to be filed if there are not previously unreported transactions or holdings to report. Nevertheless, the Company is required to disclose the name of directors, executives officers and 10% shareholders who did not file a Form 5, unless the Company has obtained a written statement that no filing is due. The Company has been advised by those required to file Form 5 that no filings were due.

Item 11.  Executive Compensation

Executive Compensation

           The following table sets forth summary information concerning compensation paid or accrued by or on behalf of the Company's chief executive officer, and the one other executive officer who is compensated at an annual rate of $100,000 or higher.

                                                      Summary Compensation Table

                                                                                          Long Term Compensation
                                                                                          ______________________
                                            Annual Compensation                                  Awards        Payouts
                                            ___________________                                  ______        _______
                                                                  Other
                                                                  Annual        Restricted                    LTIP       All Other
                                                                  Compen-       Stock                                    Compen-
Name and Principal                                                sation        Award(s)         Options/     Payouts    sation
Position                     Year        Salary($)      Bonus($)  ($)           ($) (1)          (#)          ($)
_______                     ____        _________      ________   _______       _______          ________     _______    ________
Patricia Anderson-           1996        $171,354(2)    -         1,346(3)     0                 0             0        -
Lasko                        1995         175,000(2)    -         1,346(3)     0                 0             0        -
President, Chief             1994         175,000(2)    -         2,791(3)     0                 0             0        -
Executive Officer,
and Chairman of the
Board

Scott Parliament             1996        $16,900(4)     -             -       0                  0             0        -
Senior Vice-President
and Chief Operating
Officer

(1) No executive officer received or held restricted stock awards during or at the end of fiscal 1996, 1995, or 1994, or received, exercised or held stock options during or at the end of fiscal 1996, 1995 or 1994.

(2) At the request of the Company Ms. Anderson-Lasko deferred the payment of $51,000 of her fiscal 1995 salary until fiscal 1996.

(3) During fiscal 1996, 1995 and 1994 Ms. Anderson-Lasko received life insurance benefits in the aggregate amount of $1,346, $1,346 and $2,019, respectively, and, in fiscal 1994, health insurance benefits in the aggregate amount of $772.

(4) Represents salary paid to Mr. Parliament from October, 1996, the commencement of his employment, through November 30, 1996. Mr. Parliament is compensated at the rate of $120,000 annually.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

               Ms. Anderson-Lasko and Messrs. Lanto and Williamson served on the executive compensation committee of the board of directors during the past fiscal year. Although Ms. Anderson-Lasko, the Company's President, chief executive officer and Chairman of the Board, served on the Company's executive compensation committee, she did not participate in any decisions regarding her own compensation as an executive officer. Messrs. Lanto and Williamson are not officers of the Company.

Employment Agreements

               In September 1993 the Company entered into a revised employment agreement with Patricia Anderson-Lasko. The agreement expires in October 1997, but provides that its terms may be extended for additional one-year periods, starting in October 1995, at the election of the parties. The employment agreement provides that Ms. Anderson-Lasko shall be employed as the chief executive officer of the Company at an annual base salary of $175,000 and shall be eligible for such increases in salary, other bonuses and payments as the Board of Directors shall direct. In January, 1997, Ms. Anderson-Lasko's employment contract was amended to eliminate provisions entitling her to a $100,000 mortgage loan from the Company. Ms. Anderson-Lasko had not taken the loan.

              The employment agreement of Ms. Anderson-Lasko contains provisions requiring certain severance payments in the event (i) the Company terminates her employment other than for cause, death or disability or (ii) Ms. Anderson-Lasko terminates the contract after a change in control, or as the result of a breach of the agreement by the Company, including a change in her responsibilities or authorities not provided for in the contract. In such event, Ms. Anderson-Lasko is entitled to a severance payment equal to the greater of three times the annual salary in effect at the date of termination or such annual salary multiplied by the number of years remaining in the term (including extensions thereof) of the contract. For purposes of the contract, a change in control is defined to occur if any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") but excluding the Company, its existing officers and directors and any other individual, entity or group whose acquisition of control is approved in advance by the Board) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities issued by the Company representing 30% or more of the combined voting power of the Company's then-outstanding securities, or if during any period of two consecutive years during the term of the agreement, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then in office who were directors at the beginning of the period.

Stock Option Plan

          The Company has adopted a stock option plan (the "1991 Plan") pursuant to which an aggregate of 100,000 shares of common stock had been reserved for issuance to officers, directors, consultants and employees of the Company and its subsidiaries upon exercise of non-qualified options and exercise of "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) issuable under the 1991 Plan. The primary purpose of the 1991 Plan is to attract and retain capable executives, consultants and employees by offering them stock ownership in the Company.
The 1991 Plan was originally adopted by the board of directors on December
11, 1991, and amended and ratified by the board of directors on April 10, 1992. The 1991 Plan was approved by the Company's shareholders at the annual meeting of shareholders on May 28, 1992.

           The 1991 Plan is administered by the stock option committee appointed by the Company's board of directors. The current members of the stock option committee are Messrs. Miller and Williamson. No member of the stock option committee will be eligible to participate in a grant of options pursuant to the 1991 Plan.

              The stock option committee will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The exercise price of any incentive stock option granted under the 1991 Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant and, with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price for non-qualified options must be at least 50% of the fair market value of the shares on the date of issue. The stock option committee will determine the terms of each option and the manner in which it may be exercised. No option may be exercisable more than ten years after the date of grant, except for those held by optionee who own more than 10% of the Company's common stock, which may not be exercisable more than five years after the date of grant. Options are not transferable except upon the death of the optionee.

               The board of directors may amend the 1991 Plan from time to time; however, without stockholder approval, the 1991 Plan may not be amended to:
(i) increase the aggregate number of shares subject to the 1991 Plan; (ii) materially increase the benefits accruing to participants under the 1991
Plan; (iii) change the class of individuals eligible to receive options under the 1991 Plan; or (iv) extend the term of the 1991 Plan.

         As of February 15, 1997, the Company had outstanding options to acquire a total of 3,000 shares of the Company's common stock held by officers and other employees of the Company under the 1991 Plan. No options granted under the 1991 Plan have been exercised.

Stock Bonus Plan

           The board of directors has authorized and may in the future authorize the issuance of restricted stock to certain employees of the Company.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information with respect to the beneficial ownership of the Company's common stock on February 15, 1997 by
(i) each of the Company's executive officers or directors, (ii) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, and (iii) all directors and executive officers of the Company as a group.

                                                                                Shares Beneficially Owned (1)
                                                                                _____________________________
                      Name                                                      Number (1)                     Percent
__________________________________________________________________________________________
Patricia Anderson-Lasko                                                         363,440 (2)                    1.3%
27 North Main Street
Springfield, TN 37172

Scott Parliament                                                                -                              -
27 North Main Street
Springfield, TN  37172

Alexander K. Miller                                                             -                              -
27 North Main Street
Springfield, TN  37172

Terrance Bond                                                                   1,000 (3)                      *
27 North Main Street
Springfield, TN  37172

Felix Lee                                                                       1,050 (4)                      *
27 North Main Street
Springfield, TN  37172

Reino C. Lanto, Jr.                                                             61,286 (5)                      *
235 North Garrard St.
Rantoul, IL  61866

Marvin M. Williamson                                                            2,000                           *
53 Fitch Lane
New Canaan, CT  06840

Eleanor and Philip Schwartz                                                     1,665,745 (6)                   5.8%
23362 Water Circle
Boca Raton, FL  33486

All Executive Officers                                                          2,928,521 (2) (3) (4) (5)       10.2%
and Directors as a Group                                                                    (6) (7)
(6 persons)

_________________
* Less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Shares outstanding and eligible to vote exclude (i) 213,625 shares held by trusts established under the Plan of Reorganization of Spirco, Inc. (see Note 4 of Notes to Consolidated Financial Statements) and (ii) 200,000 shares held as an appeal bond for the Company's appeal of the Tedesco litigation (see Note 9 of Notes to Consolidated Financial Statements). Under the terms of the trusts and the bond, such shares are not eligible to vote.

(2) Includes 79,432 shares owned by DWL International, a corporation in which Ms. Anderson-Lasko's spouse, Donald W. Lasko, holds a controlling interest.

(3)         Consists of 1,000 shares subject to options exercisable by Mr. Bond.

(4) Includes 50 shares currently held by Mr. Lee and 1,000 shares subject to options exercisable by Mr. Lee.

(5)            Consists of 32,735 shares owned by Jeanene Lanto, the wife of Mr.
Lanto, and 28,551 shares owned by a trust for the benefit of Jeanene Lanto of which Mr. Lanto is the trustee, as to all of which Mr. Lanto disclaims any beneficial ownership.

(6) Pursuant to a voting agreement between Lee Schwartz, Eleanor Schwartz and Philip Schwartz, Lee Schwartz and Philip Schwartz have granted to Eleanor Schwartz the power to vote any shares owned by the for so long as Eleanor Schwartz is a member of the Company's board of directors, including 553,000 shares, owned by Lee Schwartz, that Eleanor Schwartz has the power to vote pursuant to such voting agreement.

(7) Includes 834,000 shares held by Matthew Mulhern. Pursuant to an agreement between the Company and Mr. Mulhern, Mr. Mulhern has agreed to vote in accordance with the recommendations of the Company's board of directors.

Item 13.  Certain Relationships and Related Transactions

          In December, 1995, the Company obtained a $300,000 12% short term loan collateralized by the common stock of NP International from DWL
International. Donald W. Lasko, the husband of Patricia Anderson-Lasko, is an officer and stockholder of DWL International. $200,000 of the loan was repaid in fiscal 1996, together with interest of $22,000.

                                                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a) (1)  Financial Statements.  See Item 8.

              (2)  Financial Statement Schedules

                                  Schedule                        Page Reference

                         Report of Independent Certified Public
                           Accountants on Financial Statement Schedules       76

                         Schedule II - Valuation and Qualifying Accounts      77

              (3)  Exhibits

Exhibit                                                                                                                  Reference
Number                   Description                                                                                     No.
3.1           Form of Amended and Restated Certificate
              of Incorporation of Registrant.                                                                            3.1 (12)

3.2           Amended and Restated Bylaws of Registrant.*                                                                4.2 (5)

4.1 Article Four of the Registrant's Amended and Restated Certificate of Incorporation
              (included in Exhibit 3.1)*

10.1          Registrant's 1991 Stock Option Plan.*                                                                      10.5 (2)

10.2          NASCO, Inc. Amended Stock Bonus Plan dated
              as of December 31, 1991.*                                                                                  10.6 (2)

10.3          Note executed by NASCO, Inc. and payable to
              First Independent Bank, Gallatin, Tennessee
              in the principal amount of $950,000 dated
              August 6, 1992.*                                                                                           10.21 (2)

10.4          Deed of Trust between NASCO, Inc. and First
              Independent Bank, Gallatin, Tennessee dated
              August 6, 1992.*                                                                                           10.22 (2)

10.5          Authorization and Loan Agreement from the
              U.S. Small Business Administration, Nashville,
              Tennessee dated July 21, 1992.*                                                                            10.23 (2)

10.6          Indemnity Agreement between NASCO, Inc. and
              First Independent Bank, Gallatin, Tennessee.*                                                              10.24 (2)

10.7          Compliance Agreement between NASCO, Inc. and
              First Independent Bank, Gallatin, Tennessee
              dated August 6, 1992.*                                                                                     10.25 (2)

10.8          Assignment of Life Insurance Policy issued
              by Hawkeye National Life Insurance Company
              upon the life of Patricia Anderson-Lasko to
              First Independent Bank, Gallatin, Tennessee
              dated July 31, 1992.*                                                                                      10.26 (2)

10.9          Guaranty of Patricia Anderson-Lasko on behalf
              of NASCO, Inc. in favor of First Independent
              Bank, Gallatin, Tennessee dated August 6, 1992.*                                                           10.27 (2)

10.10         Guaranty of Innovo Group Inc. on behalf of
              NASCO, Inc. in favor of First Independent Bank,
              Gallatin, Tennessee dated August 6, 1992.*                                                                 10.28 (2)

10.11         Guaranty of Innovo, Inc. on behalf of NASCO,
              Inc. in favor of First Independent Bank,
              Gallatin, Tennessee dated August 6, 1992.*                                                                 10.29 (2)

10.12         Guaranty of NASCO Products, Inc. on behalf of
              NASCO, Inc. in favor of First Independent Bank,
              Gallatin, Tennessee dated August 6, 1992.*                                                                 10.30 (2)

10.13         Note executed by NASCO, Inc. and payable to
              ICON Cash Flow Partners, L.P., Series D, in
              the principal amount of $750,000 dated
              August 7, 1992.*                                                                                           10.36 (2)

10.14         Security Agreement between NASCO, Inc.
              and ICON Cash Flow Partners, L.P., Series
              D dated August 7, 1992.*                                                                                   10.37 (2)

10.15         Guaranty of Innovo Group Inc. on behalf
              of NASCO, Inc. in favor of ICON Cash Flow
              Partners, L.P., Series D dated July 30, 1992.*                                                             10.38 (2)

10.16         Guaranty of Innovo, Inc. on behalf of NASCO,
              Inc. in favor of ICON Cash Flow Partners,
              L.P., Series D dated July 30, 1992.*                                                                       10.39 (2)

10.17         Guaranty of NASCO Products, Inc. on behalf
              of NASCO, Inc. in favor of ICON Cash Flow
              Partners, L.P., Series D dated July 30, 1992.*                                                             10.40 (2)

10.18         Guaranty of NASCO Sportswear, Inc. on behalf
              of NASCO, Inc. in favor of ICON Cash Flow
              Partners, L.P., Series D dated July 30, 1992.*                                                             10.41 (2)

10.19         1993-1996 U.S. Olympic Merchandise Agreement
              between United States Olympic Committee and
              Innovo Group Inc. dated April 29, 1993.*                                                                   10.51 (6)

10.20         Non-Competition and Non-Solicitation Agreement
              dated May 10, 1993 among QSP, Inc., NASCO,
              Inc. and Innovo Group Inc.*                                                                                10.45 (4)

10.21         Employment Agreement dated September 30, 1993
              between Innovo Group Inc. and Patricia
              Anderson-Lasko.*                                                                                           10.56 (6)

10.22         Form of Common Stock Put Option.*                                                                          10.61 (6)

10.23         Form of Debt Conversion Agreement between
              Innovo Group Inc. and certain holders of
              notes payable or Subordinated Notes Payable.*                                                              10.63 (6)

10.24         Form of Agreement between Innovo Group Inc.
              and Purchasers under the June 11, 1993 Unit
              Purchase Agreement.*                                                                                       10.64 (6)

10.25         Agreement dated April 29, 1994 between C.I.
              Sports, Inc. and NASCO Products, Inc.*                                                                     10.65 (7)

10.26         Amended Plan of Reorganization of Spirco, Inc.*                                                            10.67 (8)

10.27         $600,000 Secured Promissory Note and Security
              Agreement dated July 20, 1994 between Innovo
              Group Inc., Innovo, Inc. and NASCO Products,
              Inc. and certain individual lenders.*                                                                      10.68 (8)

10.28         License Agreement dated January 24, 1994
              between NFL Properties Europe B.V. and NASCO
              Marketing, Inc.*                                                                                           10.66 (9)

10.29         License Agreement dated July 6, 1994 between
              National Football League Properties, Inc. and
              Innovo Group Inc.*                                                                                         10.68 (9)

10.30         First Amendment to $600,000 Secured Promissory
              Note and Security Agreement dated April 15, 1995.*                                                         10.70 (9)

10.31         Security Agreement dated April 28, 1995 between
              Innovo, Inc. and Riviera Finance.*                                                                         10.71 (9)

10.32         Form of Amendment to Common Stock Put Option.*                                                             10.72 (9)

10.33         Agreement dated July 31, 1995 between NASCO
              Products, Inc. and Accessory Network Group, Inc.*                                                          10.1 (11)

10.34         License Agreement dated November 14, 1995 between
              Innovo Group Inc., United States Olympic Committee
              and Warner Bros. Studios*                                                                                  10.47 (12)

10.35         Agreement dated December 11, 1995 between Innovo
              Group Inc., United States Olympic Committee and
              Original Appalachian Artworks, Inc.*                                                                       10.48 (12)

10.36         License Agreement dated August 9, 1995 between
              Innovo, Inc. and NHL Enterprises, Inc.*                                                                    10.49 (12)

10.37         License Agreement dated August 9, 1995 between
              NASCO Products International, Inc. and NHL
              Enterprises, B.V.*                                                                                         10.50 (12)

10.38         License Agreement dated December 15, 1995
              between Major League Baseball Properties, Inc.
              and Innovo Group Inc.*                                                                                     10.51 (12)

10.39         License Agreement dated October 6, 1995
              between Major League Baseball Properties
              and NASCO Products International, Inc.*                                                                    10.52 (12)

10.40         License Agreement dated October 13, 1995
              between NBA Properties, Inc. and Innovo, Inc.*                                                             10.53 (12)

10.41         License Agreement dated October 13, 1995
              between NBA Properties, Inc. and NASCO
              Products International, Inc.*                                                                              10.54 (12)

10.42         Merger Agreement dated April 12, 1996 between
              Innovo Group Inc. and TS Acquisition, Inc.
              and Thimble Square, Inc. and the Stockholders
              of Thimble Square, Inc.*                                                                                   10.1 (13)

10.43         Property Acquisition Agreement dated
              April 12, 1996 between Innovo Group Inc.,
              TS Acquisition, Inc. and Philip Schwartz
              and Lee Schwartz.*                                                                                         10.2 (13)

10.44         License Agreement between Innovo, Inc. and
              Anheuser-Busch Cos., Inc.*                                                                                 10.57(14)

10.45         License Agreement between Innovo Group Inc.
              and Warner Bros. dated June 25, 1996.

10.46         License Agreement between Innovo Group Inc.
              and Walt Disney dated September 12, 1996.

10.47 Indenture of Lease dated October 12, 1993 between Thimble Square, Inc. and Development
              Authority of Appling County, Georgia

10.48         Lease dated October 1, 1996 between Innovo,
              Inc. and John F. Wilson, Terry Hale, and
              William Dulworth

21            Subsidiaries of the Registrant                                                                             21 (13)

23.1 Consent of BDO Seidman, LLP (incorporated by reference as Exhibit 23.2 to Registration
              Statements No. 33-71576 and No. 333-12527).

27 Financial Data Schedule (appears only in electronically filed version of this report).

_________________________

* Certain of the exhibits to this Report, indicated by an asterisk, are incorporated by reference to other documents on file with the Securities and Exchange Commission with which they were physically filed, to be part hereof as of their respective dates. Documents to which reference is made are as follows:

(1) Amendment No. 4 Registration Statement on Form S-18 (No. 33-25912-NY) of ELORAC Corporation filed October 4, 1990.

(2)        Amendment No. 2 to the Registration Statement on Form S-1 (No.
33-51724) of Innovo Group Inc. filed November 12, 1992.

(3) Annual Report on Form 10-K of Innovo Group Inc. (file no. 0-18926) for the year ended October 31, 1993.

(4) Current Report on Form 8-K of Innovo Group Inc. (file no. 0-18926) dated May 10, 1993 filed May 25, 1993.

(5) Registration Statement on Form S-8 (No. 33-71576) of Innovo Group Inc. filed November 12, 1993.

(6) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1993.

(7)           Amendment No. 2 to the Registration Statement on Form S-1 (No.
33-77984) of Innovo Group Inc. filed July 25, 1994.

(8)           Amendment No. 4 to the Registration Statement on Form S-1 (No.
33-77984) of Innovo Group Inc. filed August 18, 1994.

(9) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1994.

(10) Registration Statement on Form S-8 (No. 33-94880) of Innovo Group Inc. filed July 21, 1995.

(11) Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated July 31, 1995 filed September 13, 1995.

(12) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1995.

(13) Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated April 12, 1996, filed April 29, 1996.

(14) Registration Statement on Form S-1 (No. 333-03119) of Innovo Group Inc., as amended June 28, 1996.

  (b)          Reports on Form 8-K

          On September 13, 1996, the Company filed a Current Report on Form 8-K that included certain updated historical and pro forma financial information relating to the acquisition of Thimble Square.

                              Report of Independent Certified Public Accountants
                                               on Financial Statement Schedules



Board of Directors
Innovo Group Inc.


           The audits referred to in our report to Innovo Group Inc. and subsidiaries, dated February 18, 1997 which is contained in Item 8, included the audits of the schedule listed under Item 14(a)(2).
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

           In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




                                                             /s/BDO SEIDMAN, LLP
                                                             BDO SEIDMAN, LLP

Atlanta, Georgia
February 18, 1997

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                                                     SCHEDULE II
                                              VALUATION AND QUALIFYING ACCOUNTS

                                                                              Additions
                                                                   ________________________________
                                                                   (1)                 (2)
                                           Balance at              Charged             Charged to                         Balance
                                           Beginning               to Costs            Other Accounts-    Deductions-     at End
Description                                of Period               and Expenses        Describe           Describe        of Period
___________                                _________               ____________        ________           _______         _________

Allowance deducted
  from asset to
  which it applies:

Allowance for
  doubtful accounts:

  Year ended November 30,
    1996                                   $ 99,000                $ 78,000            $      -             $111,000(A) $66,000
  Year ended October 31,
    1995                                    117,000                 102,000                   -               99,000(A)      120,000
  Year ended October 31,
    1994                                    170,000                 383,000                   -              436,000(A)      117,000

Allowance for inventories:

  Year ended November 30,
    1996                                   $ 18,000                $ 55,000            $      -             $      -   $ 73,000
  Year ended October 31,
    1995                                    759,000                       -                   -              741,000(B)       18,000
 Year ended October 31,
    1994                                    689,000                 759,000                   -              689,000(B)      759,000


Note A -     Uncollected receivables written off, net of recoveries.

Note B -     Recovery of valuation reserve.

                                                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               INNOVO GROUP INC.


                                                  By:/s/ Patricia Anderson-Lasko
                                                        Patricia Anderson-Lasko
                                           Chairman of the Board, President and
                                                        Chief Executive Officer

February 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                                                                              Date
___________________                                                                                              ____

/s/ Patricia Anderson-Lasko
Patricia Anderson-Lasko
Chairman of the Board, President
Chief Executive Officer and Director
(Principal Executive and Financial Officer)                                                           February 28, 1997

/s/ Terrance Bond
Terrance Bond
Controller
(Chief Accounting Officer)                                                                            February 28, 1997

/s/ Reino C. Lanto, Jr.
Reino C. Lanto, Jr.
Director                                                                                              February 28, 1997

/s/ Felix Lee
Felix Lee
Director                                                                                              February 28, 1997

/s/ Alexander K. Miller
Alexander K. Miller
Director                                                                                              February 28, 1997

/s/Eleanor V. Schwartz
Eleanor V. Schwartz
Director                                                                                              February 28, 1997

/s/ Marvin N. Williamson
Marvin N. Williamson
Director                                                                                              February 28, 1997