Form 10-Q
period 1997-02-28
INNOVO GROUP INC
filed 1997-04-21
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C.  20549

                                                                      FORM 10-Q

(Mark One)
(X)                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997.

                                                                           OR

( )                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                           SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from.....................to......................

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

 .............................................................................

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

                                               Yes__X__                 No_____

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding as of April 1, 1997
          _________________________              _______________________________
          Common stock, par
          value of $.01 per share                        28,736,990 shares

                                                              INNOVO GROUP INC.
                                                                          INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1. Financial Statements

          Condensed consolidated balance sheets as of
          February 28, 1997 and November 30, 1996                              3

          Condensed consolidated statements of operations
          for the three months ended February 28, 1997
          and February 29, 1996                                                4

          Condensed consolidated statements of cash flows
          for the three months ended February 28, 1997
          and February 29, 1996                                                5

          Notes to condensed consolidated financial statements                 6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12


PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings                                         15

Item 2.             Changes in Securities                                     15

Item 4.             Submission of Matters to a Vote of Security Holders       15

Item 6.             Exhibits and Reports on Form 8-K                          16


Signature Page                                                                17

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (000's except for share data)
                                                                   (Unaudited)

                                                                                  February 28,                  November 30,
ASSETS                                                                               1997                           1996
CURRENT ASSETS
 Cash and cash equivalents                                                       $    26                        $     31
 Accounts receivable                                                               1,219                           1,238
 Inventories                                                                       1,669                           1,749
 Prepaid expenses                                                                    349                             332
                                                                                  _______                        _______
          TOTAL CURRENT ASSETS                                                     3,263                           3,350

PROPERTY AND EQUIPMENT, net                                                        5,145                           5,188
OTHER ASSETS                                                                         868                             895
                                                                                  _______                        _______
                                                                                 $ 9,276                        $  9,433
                                                                                  _______                        _______
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                                   $ 1,233                        $    921
 Current maturities of long-term debt                                                205                             224
 Accounts payable                                                                  1,719                           1,861
 Accrued expenses                                                                  1,020                             954
                                                                                  _______                        _______
          TOTAL CURRENT LIABILITIES
                                                                                   4,177                           3,960
LONG-TERM DEBT, less current
 maturities                                                                        2,814                           3,079
OTHER                                                                                123                             119
                                                                                  _______                        _______

          TOTAL LIABILITIES                                                        7,114                           7,158
                                                                                  _______                        _______
STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  70,000,000; issued 28,856,311 shares in
  1997 and 26,530,577 shares in 1996                                                 288                             265
 Additional paid-in capital                                                       25,397                          25,076
 Deficit                                                                         (21,097)                        (20,640)
 Treasury stock, 119,691 shares                                                   (2,426)                         (2,426)
                                                                                  _______                        _______
          TOTAL STOCKHOLDERS' EQUITY                                               2,162                           2,275
                                                                                  _______                        _______

                                                                                 $ 9,276                        $  9,433
                                                                                  _______                        _______

See accompanying notes to condensed consolidated financial statements.

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)
                                            (000's except per share information)

                                                                  Three months ended
                                                             _____________________________
                                                             February 28,                  February 29,
                                                                1997                          1996
                                                             ___________                   ___________
NET SALES                                                    $ 2,220                       $ 1,319

COST OF SALES                                                  1,458                           732
                                                              ______                        ______
  Gross Profit                                                   762                           587

OPERATING EXPENSES
  Selling, general and
   administrative                                              1,058                           652
  Depreciation and amortization                                  111                            90
                                                              ______                        ______
  Income (loss) from operations                                 (407)                         (155)

INTEREST EXPENSE                                                (184)                         (121)

OTHER INCOME (EXPENSE) - Net                                     134                           115
                                                              ______                        ______
  Income (loss) before income
   taxes (benefit)                                              (457)                         (161)


INCOME TAXES (BENEFIT):                                            -                             -
                                                              ______                        ______

NET INCOME (LOSS)                                            $  (457)                      $  (161)
                                                              ______                        ______
EARNINGS (LOSS) PER SHARE:                                   $  (.02)                      $  (.02)
                                                              ______                        ______
WEIGHTED AVERAGE SHARES OUTSTANDING                           28,363                          6,716
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

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (Unaudited)
                                                                     (000's)

                                                                             Three months ended
                                                                       _____________________________
                                                                       February 28,                  February 29,
                                                                          1997                          1996
                                                                       ___________                   ___________

CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                  $   (483)                     $   (659)
                                                                        _______                       _______
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
   Capital expenditures                                                       -                           (36)
                                                                        _______                       _______
   Net cash provided by (used in)
    investing activities                                                      -                           (36)
                                                                        _______                       _______
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common
    stock                                                                     -                           450
   Additions to notes payable                                               446                           354
   Repayments of notes payable                                               (7)                          (42)
   Additions to long-term debt                                               95                             -
   Repayments of long-term debt                                             (56)                          (31)
                                                                        _______                       _______
   Net cash provided by (used in)
    financing activities                                                    478                           731
                                                                        _______                       _______
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                            (5)                           36

CASH AND EQUIVALENTS, (beginning
    of period)                                                               31                             2
                                                                        _______                       _______
CASH AND EQUIVALENTS, (end of period)                                  $     26                      $     38
                                                                        _______                       _______

See accompanying notes to condensed consolidated financial statements.

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (Unaudited)


NOTE 1:             BASIS OF PRESENTATION

          The condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly-owned subsidiaries (collectively "the Company"). The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

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

          In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings
Per Share". SFAS No. 128, which is effective for periods ending after December 15, 1997, revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per shares data. The Company will initially apply SFAS
No. 128 in the first quarter of fiscal 1998. The restatement, at that time, of prior period earnings per shares data is not expected to have a material effect on the previously reported data.

NOTE 2:             ACQUISITIONS

          On April 12, 1996 the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square"). In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them. The acquisition was accounted for as a purchase, and Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996. The following unaudited pro forma information indicates what net sales, net income, and earnings per share, would have been had the acquisition of Thimble Square been completed on December 1, 1995. This unaudited pro forma information has been prepared for illustrative purposes only and is not necessarily indicative of the Company's future financial position or results of operations.


                                             INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                                   (Unaudited)

NOTE 2:             ACQUISITION (concluded)
                                                               Three months
                                                                   ended
                                                             February 29, 1996
                                                             _________________
                                              (000's except per share amounts)

                    Sales                                         $ 1,686
                    Net income                                       (284)
                    Earnings per share                               (.04)

NOTE 3:             INVENTORY

                    Inventory consisted of the following:

                                                             February 28,                  November 30,
                                                                 1997                          1996
                                                             ____________                  ____________
                                                                                  (000's)
                    Finished goods                           $   365                       $   440
                    Work-in-process                              662                           719
                    Raw materials                                678                           663
                    Inventory reserve                            (36)                          (73)
                                                              ______                        ______
                       Total                                 $ 1,669                       $ 1,749
                                                              ______                        ______

NOTE 4:             NOTES PAYABLE ANG LONG-TERM DEBT

          (a)       Notes Payable

          Notes payable consisted of the following:

                                                             February 28,                  November 30,
                                                                 1997                          1996
                                                             ___________                   ___________
                                                                                 (000's)

          Accounts receivable
           factoring facility                                $   604                       $   468
          Working capital loan                                   139                           213
          NPI International loan                                 235                           100
          10% unsecured convertible
           note                                                  117                             -
          Other                                                  138                           140
                                                              ______                        ______
                                                             $ 1,233                       $   921
                                                              ______                        ______

          In January, 1997 the Company borrowed $175,000 by issuing a Series
I 10% Unsecured Convertible Promissory Note (the "Series I Convertible
Note").  The Series I Convertible Note is convertible, commencing May 1,
1997, into an aggregate of 1.5 million shares of common stock.
                                             INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                                   (Unaudited)

NOTE 4:             NOTES PAYABLE AND LONG-TERM DEBT (concluded)

The Series I Convertible Note is due January 6, 1998, and in certain circumstances, provides the Company with the right to pay, or prepay, the note by the delivery of the shares of common stock issuable upon conversion. As a result of the terms of the conversion feature the Series I Convertible Note was initially recorded at a discount from its face amount of $106,000 (see Note 5).

          (b)       Long-Term Debt

          During the first quarter of fiscal 1997 $265,000 of 8% Convertible Subordinated Debentures were converted, resulting in the issuance of 2,325,734 shares of common stock.

          In January, 1997 the Company borrowed $97,000 through the issuance of Series II 10% Unsecured Convertible Promissory Notes ("the Series II Convertible Notes"). The Series II Convertible Notes are convertible into an aggregate of 600,000 shares of common stock. The notes are due January 6, 1998, and provide the Company with the right to pay, or prepay, the notes by the delivery of the shares of common stock issuable upon conversion. As the result of the terms of the conversion features the Series II Convertible Notes were initially recorded at a discount from their face amounts of $17,000. The Series II Convertible Notes are included in long-term debt because of the Company's intent and ability to repay the notes through the issuance of equity securities.

NOTE 5:             STOCKHOLDERS' EQUITY

          On April 4, 1997, the Company's stockholders approved the increase in the number of authorized shares of common stock to 70 million. As a result thereof, the Company then reserved from its authorized but unissued common stock 1,802,198 shares issuable upon the conversion, if any, of the $205,000 of 8% Convertible Debentures, originally issued in fiscal 1996, which remained outstanding at February 28, 1997, and 1,933,031 shares issuable upon the exercise, if any, of the Class H and Class I common stock purchase warrants issued in fiscal 1996.

          In connection with the issuance of the 10% Convertible Notes during the first quarter of fiscal 1997, the Company issued 500,000 Class J common stock purchase warrants (the "Class J Warrants"). The Class J Warrants are exercisable through January 6, 1998 at a price of $.34375 per share, except that the exercise price shall be the lesser of $.125 per share or the then market price if the Class J Warrants are exercised concurrently with the conversion of the Series I 10% Unsecured
Convertible Promissory Notes.  The Series I and Series II Convertible
Notes were initially recorded at discounts, aggregating $123,000, from their face amounts, to account for the conversion terms. That discount is being amortized as an additional interest cost over the period from the issuance of the notes to their earliest convertability.

                                            INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                                   (Unaudited)

NOTE 5:             STOCKHOLDERS' EQUITY (concluded)

          On February 12, 1997, the board of directors awarded to the Company's president and chief executive officer a stock purchase right (the "Purchase Right") entitling her to purchase up to 4 million shares of the Company's common stock during the period April 30, 1997 to April 30, 2002 at a per share price of $.28125 per share ("the Exercise Price"). Under the Purchase Right the officer may pay for any shares purchased by the delivery of (i) cash, or (ii) a non-recourse promissory note, bearing no interest, due April 30, 2002. The note, if delivered, would be collateralized by the shares purchased therewith, which shares would be forfeited to the extent the note is not paid on or before maturity, and would be payable (including prepayable), in whole or in part, by the delivery to the Company of (i) cash payment, or (ii) other shares of the Company's common stock that the officer has owned for a period of at least six months, which shares would be credited against the note on the basis of the closing bid price for the Company's common stock on the date of delivery. The Purchase Right is fully vested, and is exercisable, until April 30, 2002, so long as the officer remains employed by the Company. The termination of the officer's employment would not, however, affect her rights to any shares already purchased pursuant to the Purchase Right, including any shares collateralizing any unpaid notes, except that any dividends or distributions made with respect to shares collateralizing any unpaid note will be held in the escrow to be established for such shares and note until such time, if any, as the related note is paid.

          The changes in common stock, additional paid-in capital, and treasury stock during the first quarter of fiscal 1997 were as follows:

                                                                        Additional
                                            Common Stock                 paid-in           Treasury Stock
                                        Shares               Amount      capital               Shares           Amount
                                        ______               ______     __________         ______________       ______
                                                             (000's)    (000's)                                 (000's)
Balance, November 30, 1996              26,530,577           $ 265     $25,076             (119,691)            $(2,426)
Issuances of common stock
  Conversion of debentures               2,325,734              23         198                     -                  -
Issuance of convertible
  notes                                          -               -         123                     -                  -
                                        __________            ____      ______              ________             ______
Balance, February 28, 1997              28,856,311           $ 288     $25,397             (119,691)            $(2,426)

NOTE 6:             CONTINGENCIES

          In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company. The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the

                                            INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                                   (Unaudited)

NOTE 6:             CONTINGENCIES (concluded)

plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on, and submission to a jury of, the Company's claim of breach of fiduciary duty by Tedesco. The Company is filing motions with the trial court for the scheduling of the ordered trial on its claims against Tedesco and would be entitled to offset any damages it is awarded against the Tedesco award. In connection with its appeals the Company has pledged as an appeal bond 200,000 shares of its unissued common stock. The Company continues to believe that the ultimate resolution of the case is unlikely to result in a material loss. An adverse outcome of the Company's claims against Tedesco, could result in a loss of up to $400,000.

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

NOTE 7:             SUBSEQUENT EVENT

          On April 1, 1997, the Company entered into an agreement for the sale of the property in Florida being developed as an indoor retail outlet for $1.8 million. The buyer will also receive common stock purchase warrants for the purchase of 500,000 shares of common stock, exercisable for a period of two years at prices ranging from $.20 to $1.00 per share. The
                                             INNOVO GROUP INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (concluded)
                                                                   (Unaudited)

NOTE 7:             SUBSEQUENT EVENT (concluded)

agreement, which provides for an April 30, 1997 closing, provides for the payment of the $1.8 million through a cash payment at closing of $400,000, the buyer's assumption of the first lien mortgage on the property of $773,000, and the issuance to the Company of a $627,000 note by the buyer, bearing interest at 8% and collateralized by a second lien on the property and a first lien on the warrants, any shares purchased upon the exercise of the warrants, and the proceeds from any sale of the warrants or the shares. The Company will also retain the right to occupy certain space in the facility at a fixed rental equal to the interest due it on the note from the buyer. The sale of the property, on the terms contained in the April 1, 1997 agreement, will result in a loss of approximately $300,000, which will be recognized in the second quarter of fiscal 1997.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - three months ended February 28, 1997 compared to three months ended February 29, 1996

          Sales for the first quarter of fiscal 1997 increased by $901,000, or 68.3%, to $2,220,000, from $1,319,000 for the three months ended February
29, 1996.  Higher sales by Innovo and NP International accounted for
$427,000 of the increase, representing a 32.4% increase in their sales, while $474,000 of the increase resulted from the inclusion of Thimble
Square, which the Company acquired in the second quarter of fiscal 1996. Thimble Square's sales of $474,000 were 60.7% higher than its sales for the comparable period a year ago.

          The increase in Innovo's and NP International's sales resulted principally from increased craft product shipments. A small portion of the increase was from certain initial shipments of Warner Bros. license products. The development of the Walt Disney and Warner products will be completed in the second quarter of fiscal 1997, and the initial Walt Disney products are expected to continue in the second quarter and, for the Walt Disney products, start in the third quarter of fiscal 1997. The Company's recent discussions with customers have indicated that the volume of back-to-school business in fiscal 1997 may be adversely affected by the timing of the product introductions, as a result of which the 1997 holiday buying season may be the first market season for which the Company receives the full benefit of these new products. The effects of the Warner Bros. and Walt Disney licenses are expected to be more material in the second half, and more particulalry in the fourth quarter, of fiscal 1997.

          Gross profit as a percentage of sales was 34.3% for the three months ended February 28, 1997 compared to 44.5% for the first quarter of fiscal
1996. The gross profit for Innovo and NP International was 37.1%, as compared to their gross profit percentage for the full year of fiscal
1996 of 33.9% The gross profit for these operations of 44.5% in the first quarter of fiscal 1996 was the result of a sales mix which in that period included a high proportion of international licensed products sales, which generally will generate a higher gross profit percentage than domestic sales, and especially domestic craft products, which were a significant portion of the sales mix in the first quarter of fiscal
1997 and which generally carry lower gross profit percentages. The gross profit for Thimble Square for the first quarter of fiscal 1997 was 24.1%, which was lower than its 33.6% gross profit margin for the full year fiscal 1996 consistent with the seasonality of Thimble Square's business.

          Selling, general and administrative ("SG&A") expenses were $1,058,000 for the first quarter of fiscal 1997, an increase of $406,000 from SG&A expenses of $652,000 for the three months ended February 29, 1996. The inclusion of Thimble Square's operations in fiscal 1997 accounted for $99,000 of the increase in SG&A expenses. Additionally, the continuation of the product development for the Warner Bros. and Walt
Disney license product lines caused $51,000 of product development expenses, and legal and professional fees relating to the Company's litigation with certain former employees, debt restructurings and the Company's year-end reporting and annual meeting, caused a $91,000 increase in those costs. Commissions and royalties were essentially unchanged from the first quarter of fiscal 1996 as the increase in sales was offset by the change in the licensed/ non-licensed product mix. SG&A expenses decreased to 47.7% of sales for the first quarter of fiscal 1997 from 49.4% of sales for the three months ended February 29, 1996. The majority of the Company's SG&A expenses are fixed, and accordingly the Company anticipates that SG&A expenses as a percentage of sales will decrease additionally with any additional increases in sales.

          The loss from operations was $407,000 for the first quarter of fiscal 1997 as compared to $155,000 for the three months ended February 29, 1996. The effect of the increase in sales in the first quarter of fiscal 1997 which increased gross profits by $175,000, was offset by increases in operating expenses. Operating losses in the first fiscal quarter are consistent with the seasonality of the Company's business, in which the majority of sales take place in the second half of the fiscal year while the majority of product development and marketing efforts, and related costs, are incurred in the first half of the year. In fiscal
1996 54.0% of the Company's sales were generated in the second half of the year.

          Interest expense increased by $63,000 for the three months ended February 28, 1997, principally as the result of higher borrowings, which resulted from higher accounts receivable balances generated by increased sales, and the inclusion of Thimble Square's operations, which included interest expense of $21,000.

Liquidity and Capital Resources

          Operating cash flows were a negative $483,000 for the first quarter of fiscal 1997 principally as the result of the net loss. The net loss was financed principally from $135,000 of additional working capital obtained from renewed and increased borrowings under NP International's loan, and $97,000 from the issuance of Series II 10% Unsecured
Convertible Promissory Notes. The Company also obtained $175,000 for the further development of its Florida property from the issuance of Series
I 10% Unsecured Convertible Promissory Notes.

          As discussed in Note 7 to the Condensed Consolidated Financial Statements, the Company has entered into an agreement for the April 30, 1997 sale of the Florida property it has been developing as a retail outlet. The sale would provide the Company with immediate cash proceeds of $400,000, which the Company would use to finance the projected negative operating cash flows expected during the second quarter as a result of projected losses reflecting the Company's seasonality. The Company decided to accept the buyer's offer for the property in order to obtain the $400,000 of additional working capital without incurring new debt or issuing new equity securities, and to eliminate the demand on the Company's working capital that would result from the Company's continued development of the property. Additionally, the Company's principal reason for its purchase and development of the property was the desire to obtain an outlet for the sale of certain of its products; the Company will continue to be able to achieve this objective, without being exposed to the risks of developing or owning the property, since the agreement provides for the Company's occupancy of the needed retail space at favorable terms.

          The Company believes that working capital provided by operations will be sufficient to fund operations and required debt reductions in fiscal 1997. However, due to the seasonality of the Company's business, operating cash flows may be negative during the first half of the year.
The sale of the Florida property, as discussed above, will fund a portion of those negative cash flows; however, the Company may nonetheless be required to obtain additional working capital through debt or equity financing. The Company believes that additional capital, to the extent needed, can be obtained from the refinancing of Thimble Square's plants and equipment, the leveraging of the remaining payments due from ANG, or the issuance of equity securities. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to have to constrict its operations.

PART II:            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

                 Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the year ended November 30, 1996, which is incorporated herein by reference.

Item 2.             CHANGES IN SECURITIES

                  During the first quarter of fiscal 1997 the Company issued an aggregate of 2,325,734 shares of common stock upon the conversion of outstanding 8% convertible debentures. The shares were issued to ten unaffiliated institutional investors that were the holders of the 8% convertible debentures. No commissions or other discounts were paid. The shares were issued in reliance upon the exemption under Section 3(A)(9) of, and Rules 901 through 903 promulgated under, the Securities Act of 1933 ("the Act").

                 During the first quarter of fiscal 1997 the Company issued an aggregate of $272,000 of Series I or Series II 10% Unsecured Convertible Promissory Notes and 500,000 Class J common stock purchase warrants (see notes 4 and 5 of Notes to Condensed Consolidated Financial Statements). The notes and warrants were issued to an aggregate of three individual investors, all of who are unaffiliated with the Company. The notes and warrants were issued in reliance upon the exemption under
                 Section 4(2) of the Act and Rules 501 through 506 promulgated under the Act.

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                    None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    On April 4, 1997 the Company held its annual meeting of stockholders. The following individuals were elected to the board of directors:

                                                                       Votes                         Authority
                                                                        For                          Withheld
                    Patricia Anderson-Lasko                            25,301,044                    483,918
                    Alexander K. Miller                                25,255,727                    529,235
                    Scott Parliament                                   25,309,929                    475,033
                    Eleanor Schwartz                                   25,329,352                    455,610
                    Marvin Williamson                                  25,279,237                    505,725

                  The stockholders approved a proposal to increase the number of authorized shares of common stock from 30 million to 70 million. Votes for the proposal were 23,128,188, against were 2,395,125, abstaining were 150,582 and not voting were 3,090,095.
                  Proposals to (i) adopt a new stock option plan and (ii) authorize the creation of a class of preferred stock did not receive the required affirmative vote of in excess of one-half of the shares eligible to vote and were therefore not approved.
                    The votes were as follows:

                                                             Stock Option                  Preferred
                                                                 Plan                        Stock
                    For                                       7,882,624                     7,482,937
                    Against                                   2,063,796                     2,477,622
                    Abstain                                     228,760                       214,621
                    Not voted                                18,588,810                    18,588,810

Item 6.             EXHIBITS AND REPORTS ON FROM 8-K

            (a)  Exhibits.

          Exhibit 3.1               Form of Amended and Restated Certificate of
                                    Incorporation.

          Exhibit 27. Financial Data Schedule (included only in the electronically filed version of this report.

            (b)  Reports on Form 8-K.

                 On March 14, 1997 the Company filed a current Report on Form 8-K to file a press release that discussed the results of a conference call between the Company and stock analysts and brokers.

                                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                             INNOVO GROUP INC.


Dated:  April 21, 1997                             By/s/Patricia Anderson-Lasko
                                                   ____________________________
                                                      Patricia Anderson-Lasko,
                                                      President, Chairman and
                                                      Chief Executive Officer


Dated:  April 21, 1997                             By/s/Terrance J. Bond
                                                   ____________________________
                                                      Terrance J. Bond,
                                                      Controller