Form 10-Q
period 1997-05-31
INNOVO GROUP INC
filed 1997-07-18
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                                FORM 10-Q

(Mark One)
(X)                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                 THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997.

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

               Class                             Outstanding as of June 30, 1997
               _____                             ______________________________
       Common stock, par
       value of $.01 per share                                33,311,442 shares

                                            INNOVO GROUP INC.
                                                  INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.     Financial Statements

            Condensed consolidated balance sheets as of
            May 31, 1997 and November 30, 1996                                 3

            Condensed consolidated statements of operations for the
            three and six months ended May 31, 1997 and 1996                   4

            Condensed consolidated statements of cash flows for the
            six months ended May 31, 1997 and 1996                             5

            Notes to condensed consolidated financial statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               11


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                 14

Item 2.     Changes in Securities                                             14

Item 6.     Exhibits and Reports on Form 8-K                                  14


Signature Page                                                                15

PART I.        FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (000's except for share data)
                                               (Unaudited)

                                                            May 31,                      November 30,
                                                             1997                           1996
                                                           ________                      ___________
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $     5                       $    31
 Accounts receivable                                         1,602                         1,238
 Inventories                                                 1,822                         1,749
 Prepaid expenses                                              367                           332
                                                            _______                       ______

       TOTAL CURRENT ASSETS                                  3,796                         3,350

PROPERTY AND EQUIPMENT, net                                  5,170                         5,188
OTHER ASSETS                                                   814                           895
                                                            _______                       ______

                                                           $ 9,780                       $ 9,433
                                                            _______                       ______

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                             $ 1,355                       $   921
 Current maturities of long-term debt                          328                           224
 Accounts payable                                            2,183                         1,861
 Accrued expenses                                            1,401                           954
                                                            _______                       ______

       TOTAL CURRENT LIABILITIES                             5,267                         3,960
LONG-TERM DEBT, less current
 maturities                                                  2,307                         3,079
OTHER                                                          160                           119
                                                            _______                       ______

       TOTAL LIABILITIES                                     7,734                         7,158
                                                            _______                       ______

STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  70,000,000; issued 33,258,508 shares in
  1997 and 26,530,577 shares in 1996                           332                           265
 Additional paid-in capital                                 25,876                        25,076
 Deficit                                                   (21,736)                      (20,640)
 Treasury stock, 119,691 shares                             (2,426)                       (2,426)
                                                            _______                       ______

       TOTAL STOCKHOLDERS' EQUITY                            2,046                         2,275
                                                            _______                       ______


                                                           $ 9,780                       $ 9,433
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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                  (000's except per share information)

                                                             Three months ended        Six Months ended
                                                            ___________________       ____________________
                                                            May 31,    May 31,        May 31,    May 31,
                                                             1997        1996          1997       1996
                                                            _______    _______        ______     _________
NET SALES                                                   $  2,112   $ 2,081        $ 4,332    $ 3,400

COST OF SALES                                                  1,384     1,271          2,842    $ 2,003
                                                             _______    ______         ______     ______

  Gross profit                                                   728       810          1,490      1,397

OPERATING EXPENSES
  Selling, general and administrative                          1,092       956          2,150      1,608
  Depreciation and amortization                                  116       178            227        268
                                                             _______    ______         ______     ______

  Income (loss) from operations                                 (480)     (324)          (887)      (479)

INTEREST EXPENSE                                                (191)     (163)          (375)      (284)

OTHER INCOME (EXPENSE) - Net                                      32        51            166        166
                                                             _______    ______         ______     ______

Income (loss) before income taxes (benefit)                     (639)     (436)        (1,096)      (597)

INCOME TAXES (BENEFIT):                                            -         -              -          -
                                                             _______    ______         ______     ______

NET INCOME (LOSS)                                           $   (639)  $  (436)       $(1,096)   $  (597)
                                                             _______    ______         ______     ______

EARNINGS (LOSS) PER SHARE:                                  $   (.02)  $  (.04)       $  (.04)   $  (.06)
                                                             _______    ______         ______     ______

WEIGHTED AVERAGE SHARES OUTSTANDING                           28,894    11,919         28,639      9,318
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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                 (000's)

                                                               Six Months ended
                                                            ________________________
                                                            May 31,            May 31,
                                                             1997                1996
                                                            _______            _________
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $   (662)          $(1,311)
                                                             _______            _______
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
    Capital expenditures                                         (54)             (115)
                                                             _______            _______
    Net cash provided by (used in)
      investing activities                                       (54)             (115)
                                                             _______            _______

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                        63             1,284
    Additions to notes payable                                   727               312
    Repayments on notes payable                                  (49)              (22)
    Additions to long-term debt                                   96                 -
    Repayments of long-term debt                                (147)              (56)
                                                             _______            _______
    Net cash provided by (used in)
        financing activities                                     690             1,518
                                                             _______            ______

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                (26)               92

CASH AND EQUIVALENTS, beginning of period                         31                 2
                                                             _______            ______

CASH AND EQUIVALENTS, end of period                         $      5           $    94
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

            In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128, which is effective for periods ending after December 15, 1997, revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per shares data. The Company will initially apply SFAS No. 128 in the first quarter of fiscal 1998. The restatement, at that time, of prior period earnings per share data is not expected to have a material effect on the previously reported data.

NOTE 2:            ACQUISITION

            On April 12, 1996 the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square"). In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them. The acquisition was accounted for as a purchase, and Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996. The following unaudited pro forma information indicates what new sales, net income, and earnings per share, would have been had the acquisition of Thimble Square been completed on December 1, 1995. This unaudited pro forma information has been prepared for illustrative purposes only and is not necessarily indicative of the Company's future financial position or results of operations.

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 2:            ACQUISITION (concluded)

                                                         Six months ended
                                                        ___________________
                                                               May 31,
                                                                1996
                                                               _______
                                                 (000's except per share amounts)
            Sales                                              $ 3,833
            Income (loss) from continuing
              operations                                          (809)
            Income (loss) per share from
             continuing operations                                (.08)

NOTE 3:            INVENTORIES

            Inventory consisted of the following:

                                                        May 31,                November 30,
                                                         1997                      1996
                                                        _______                ___________
                                                               (000's)
            Finished goods                              $  593                 $   440
            Work-in-process                                642                     719
            Raw materials                                  623                     663
            Inventory reserve                              (36)                    (73)
                                                         ______                 ______
               Total                                    $1,822                 $ 1,749
                                                         ______                 ______

NOTE 4:            NOTES PAYABLE AND LONG-TERM DEBT

            (a) Notes Payable

            Notes payable consisted of the following:

                                                        May 31,                November 30,
                                                         1997                     1996
                                                        _______                ___________
                                                               (000's)
            Accounts receivable
              factoring facility                        $   886                $   468
            Working capital loan                             85                    213
            NPI International loan                          249                    100
            10% unsecured convertible
              note                                            -                      -
            Other                                           135                    140
                                                         ______                 ______
                                                        $ 1,355                $   921
                                                         ______                 ______

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 4:            NOTES PAYABLE AND LONG-TERM DEBT (concluded)

            In January, 1997 the Company borrowed $175,000 by issuing a Series I 10% Unsecured Convertible Promissory Note (the "Series I Convertible Note"). The Series I Convertible Note is convertible, commencing May 1, 1997, into an aggregate of 1.5 million shares of common stock. The Series I Convertible Note is due January 6, 1998, and in certain circumstances, provides the Company with the right to pay, or prepay, the note by the delivery of the shares of common stock issuable upon conversion. As a result of the terms of the conversion feature the Series I Convertible Note was initially recorded at a discount from its face amount of $106,000. The Series I Convertible Note was converted into shares of common stock in May, 1997.

            In January, 1997 the Company borrowed $97,000 through the issuance of Series II 10% Unsecured Convertible Promissory Notes (the "Series II Convertible Notes"). The Series II Convertible Notes were convertible into an aggregate of 600,000 shares of common stock. The notes were due January 6, 1998, and provide the Company with the right to pay, or prepay, the notes by the delivery of the shares of common stock issuable upon conversion. As the result of the terms of the conversion features the Series II Convertible Notes were initially recorded at a discount from their face amounts of $17,000. The Series II Convertible Notes were converted into shares of common stock in May, 1997.

            (b) Long-Term Debt

            During the first quarter of fiscal 1997 $265,000 of 8% Convertible Subordinated Debentures were converted, resulting in the issuance of 2,325,734 shares of common stock. The remaining $205,000 of 8% Convertible Subordinated Debentures were converted into 1,802,197 in the second quarter of fiscal 1997.

NOTE 5:            STOCKHOLDERS' EQUITY

            On April 4, 1997, the Company's stockholders approved the increase in the number of authorized shares of common stock to 70 million. As a result thereof, the Company then reserved from its authorized but unissued common stock 1,802,198 shares issuable upon the conversion of the $205,000 of 8% Convertible Debentures which remained outstanding at February 28, 1997, and 1,933,031 shares issuable upon the exercise, if any, of the Class H and Class I common stock purchase warrants issued in fiscal 1996. The 8% Convertible Debentures were converted in May, 1997.

            In connection with the issuance of the 10% Convertible Notes during the first quarter of fiscal 1997, the Company issued 500,000 Class
J common stock purchase warrants (the "Class J Warrants"). The Class J Warrants were exercisable through January 6, 1998 at a price of $.34375 per share, except that the exercise price would be the lesser of $.125 per share or the then market price if the Class J Warrants were exercised concurrently with the conversion of the Series I Convertible Note. The
                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 5:     STOCKHOLDERS' EQUITY (concluded)

Series I and Series II Convertible Notes were initially recorded at discounts, aggregating $123,000, from their face amounts, to account for the conversion terms. That discount is being amortized as an additional interest cost over the period from the issuance of the notes to their earliest convertability. The Class J Warrants were exercised in May, 1997 concurrently with the conversion of the Series I Convertible Note.

            On February 12, 1997, the board of directors awarded to the Company's president and chief executive officer a stock purchase right (the "Purchase Right") entitling her to purchase up to 4 million shares of the Company's common stock during the period April 30, 1997 to April 30, 2002 at a price of $.28125 per share ("the Exercise Price"). Under the Purchase Right the officer may pay for any shares purchased by the delivery of (i) cash, or (ii) a non-recourse promissory note, bearing no interest, due April 30, 2002. The note, if delivered, would be collateralized by the shares purchased therewith, which shares would be forfeited to the extent the note is not paid on or before maturity, and would be payable (including prepayable), in whole or in part, by the delivery to the Company of (i) cash payment, or (ii) other shares of the Company's common stock that the officer has owned for a period of at least six months, which shares would be credited against the note on the basis of the closing bid price for the Company's common stock on the date of delivery. The Purchase Right is fully vested, and is exercisable, until April 30, 2002, so long as the officer remains employed by the Company. The termination of the officer's employment would not, however, affect her rights to any shares already purchased pursuant to the Purchase Right, including any shares collateralizing any unpaid notes, except that any dividends or distributions made with respect to shares collateralizing any unpaid note will be held in the escrow to be established for such shares and note until such time, if any, as the related note is paid.

            The changes in common stock, additional paid-in capital, and treasury stock during the first half of fiscal 1997 were as follows:

                                                                 Additional
                                      Common Stock                paid-in           Treasury Stock
                                  Shares         Amount           capital        Shares          Amount
                                  ______         ______          __________      __________      ______
                                                 (000's)        (000's)                          (000's)
Balance, November 30, 1996        26,530,577     $ 265          $25,076           (119,691)      $(2,426)
Issuances of common stock
  Conversion of debentures         4,127,931        41              359                  -             -
  Conversion of convertible
   notes                           2,100,000        21              260                  -             -
  Exercise of warrants               500,000         5               58                  -             -
Issuance of convertible
  notes                                    -         -              123                  -             -
                                  __________      ____           ______           ________        ______
Balance, May 31, 1997             33,258,508     $ 332          $25,876           (119,691)      $(2,426)

NOTE 6:     CONTINGENCIES

            In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and
                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)
NOTE 6:     CONTINGENCIES (concluded)

conversion of his interest in certain property rights of the Company.
The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment.
The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on, and submission to a jury of, the Company's claim of breach of fiduciary duty by Tedesco. The Company is filing motions with the trial court for the scheduling of the ordered trial on its claims against Tedesco and would be entitled to offset any damages it is awarded against the Tedesco award. In connection with its appeals the Company has pledged as an appeal bond 200,000 shares of its unissued common stock. The Company continues to believe that the ultimate resolution of the case is unlikely to result in a material loss. An adverse outcome of the Company's claims against Tedesco, could result in a loss of up to $400,000.

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

Results of Operations

            Sales for the first half of fiscal 1997 increased by $932,000, or 27.4%, to $4,332,000, from $3,400,000 for the six months ended May 31,
1996. Higher sales by Innovo and NP International accounted for $335,000 of the increase, representing a 10.6% increase in their sales, while
$593,000 of the increase resulted from the inclusion of a full six months of operations for Thimble Square, which the Company acquired in the second quarter of fiscal 1996. Thimble Square's sales of $823,000 for the six months ended May 31, 1997 were 24.1% higher than its sales for the comparable period a year ago.

            Sales for the second quarter of fiscal 1997 were $2,112,000 compared to sales of $2,081,000 for the three months ended May 31, 1996. Sales for Innovo and NP International were $1,763,000 for the second quarter of fiscal 1997, compared to $1,853,000 for the second quarter of fiscal 1996. However, the fiscal 1996 amount includes $721,000 from the sale of U.S. Olympic Team products. Innovo and NP International replaced $631,000 of those sales with increased sales of other products, which represented a 55.7% increase in the second quarter sale of those products. Thimble Square's sales increased from $230,000 to $318,000 because the second quarter of fiscal 1997 includes three months of that company's operations, compared to only two months (April 1, 1996 to May 31, 1996) in fiscal 1996.

            The increase in Innovo's and NP International's sales resulted principally from increased craft product shipments. A small portion of the increase was from certain initial shipments of Warner Bros. license products. The development of the Walt Disney and Warner products was completed in the second quarter of fiscal 1997, and the initial shipments of the Warner product are expected to continue and, for the Walt Disney products start, in the third quarter of fiscal 1997. The Company's recent discussions with international customers have indicated that the volume of back-to-school business in fiscal 1997 may be adversely affected by the timing of the product introductions, as a result of which the 1997 holiday buying season may be the first market season for which the Company receives the benefit of these new products. The effects of the Warner Bros. and Walt Disney licenses are expected to be more material in the second half, and more particularly in the fourth quarter, of fiscal 1997.

            Gross profit as a percentage of sales was 34.4%% for the six months ended May 31, 1997 compared to 41.1% for the first half of fiscal
1996. The gross profit for Innovo and NP International was 37.0%, as compared to their gross profit percentage of the full year of fiscal 1996 of 33.9%. The gross profit for these operations of 40.7% in the first half of fiscal 1996 was in part due to the effect of the presence of U.S. Olympic Team products in the 1996 sales mix, which generally carried a higher gross margin to offset the higher U.S.O.C. royalty rate.
Additionally, Innovo's sales for the first half of fiscal 1997 were more heavily weighted towards craft products, which generally carry a lower gross margin than licensed products. However, the gross profit margin at Innovo in fiscal 1997 has been lower than originally projected due to production inefficiencies caused by the absence of additional anticipated working capital and higher than anticipated costs and lower than anticipated sales prices on certain new or revised products. The Company had anticipated obtaining working capital in the second quarter of fiscal 1997 from the sale of the Florida property and from the issuance of debt or equity securities. That working capital was not obtained, as a result of which the Company was not able to maintain raw materials at levels needed for efficient production. The higher costs result principally from packaging requirements imposed by certain major customers, and Innovo utilized introductory sales prices to gain volume orders on certain new or revised products in certain departments, such as the back to school departments, where Innovo was moving into new departments within existing major customers. The gross profit for Thimble Square for the first half of fiscal 1997 was 23.1% which was lower than its 36.3% gross profit margin for the full year fiscal 1996 consistent with the seasonality of Thimble Square's business.

            Gross profit as a percentage of sales was 34.3% for the second quarter of fiscal 1997 compared to 38.9% for the three months ended May 31, 1996. Innovo and NP International had a gross profit of 36.5% for the second quarter of fiscal 1997, compared to 37.9% for the three months ended May 31, 1996. Thimble Square's gross profit was 21.6% for the second quarter of fiscal 1997.

            Selling, general and administrative ("SG&A") expenses were $2,150,000 for the first half of fiscal 1997, an increase of $542,000 from SG&A expenses of $1,608,000 for the six months ended May 30, 1996. The inclusion of Thimble Square's operations in fiscal 1997 accounted for $124,000 of the increase in SG&A expenses. Additionally, the product development for the Warner Bros. and Walt Disney license product lines caused $54,000 of increased product development expenses, and legal and professional fees relating to the Company's litigation with certain former employees, debt restructurings, and the Company's year-end reporting and annual meeting, caused a $176,000 increase in those costs. Commissions and royalties decreased by $55,000 as the result of a decrease in the percentage of licensed products in the overall sales mix. SG&A expenses increased to 49.6% of sales for the first half of fiscal 1997 from 47.3% of sales for the six months ended May 31, 1996. SG&A expenses for the second quarter of fiscal 1997 were $1,092,000, or 51.8% of sales, compared to $956,000 or 45.9% of sales for the three months ended May 31, 1996.

            The loss from operations was $887,000 for the first half, and $480,000 for the second quarter of fiscal 1997 as compared to $479,000 and $324,000 for the six and three months ended May 31, 1996, respectively. The effect of the increase in sales in fiscal 1997 was offset in the second quarter by declines in the gross profit percentage, and in both the first and second quarters by increases in operating expenses. Operating losses in the first and second fiscal quarters are consistent with the seasonality of the Company's business, in which the majority of sales take place in the second half of the fiscal year while the majority of product development and marketing efforts, and related costs, are incurred in the first half of the year. In fiscal 1996 54.0% of the Company's sales were generated in the second half of the year.

            Interest expense increased by $91,000 and $28,000 for the six and three months ended May 31, 1997, respectively, as the result of higher borrowings, which resulted from higher accounts receivable balances generated by increased sales, the inclusion of Thimble Square's December
1, 1996 to March 31, 1997 operations, which included interest expense of $30,000, and interest expense (including the amortization of debt issue costs) of $35,000 and $15,000 for the six and three months ended May 31, 1997 relating to the 8% Convertible Debentures and the Series I 10%
Unsecured Convertible Promissory Notes, which were not outstanding during the first half of fiscal 1996. Those debts were converted into common stock in May, 1997, as a result of which those interest costs will not affect the second half of fiscal 1997.

Liquidity and Capital Resources

            Operating cash flows were a negative $662,000 for the first half of fiscal 1997, principally as the result of the net loss and offsetting increases in accounts payable and accrued expenses. The negative operating cash flows, and reductions in notes payable and long-term debt, were financed principally from additional borrowings under the Company's accounts receivable factoring facility. The Company also obtained
$135,000 of additional working capital from renewed and increased borrowings under NP International's loan, and $97,000 from the issuance of Series II 10% Unsecured Convertible Promissory Notes. $175,000 was obtained for the further development of its Florida property from the issuance of Series I 10% Unsecured Convertible Promissory Notes.

            In its Quarterly Report on Form 10-Q for the quarter ended February 29, 1997, the Company announced that it had entered into an agreement for the sale of its Florida retail mall property, and that the sale of the property, scheduled for April 30, 1997, on the terms contained in the agreement, would have resulted in a second quarter loss of approximately $300,000. The sale of the property did not close due to the inability of the buyer to obtain financing, and the Company has now determined to retain and operate the property. The certificate of occupancy was obtained in June, 1997, and the Company currently expects that retail tenants will begin to move into the property in August, 1997 and that the property would open on Labor Day. The completion of the improvements to the property means that, beginning in July, 1997, the Company will begin to recognize expense for the depreciation of the property and the interest on the mortgage loan on the property, both of which have been capitalized during the construction on the property. The Company estimates that the depreciation expense will be $62,000 annually, and that the interest expense will be $37,000 for the remainder of fiscal 1997.

    As previously discussed, the Company had anticipated obtaining additional working capital during the second quarter to offset the negative cash flows caused by its seasonality. The additional working capital was not obtained, as a result of which the seasonal negative cash flows have caused an increase in the Company's accounts payable and accrued liabilities. The Company will seek, during the third quarter of fiscal 1997, to raise approximately $600,000 through one or both of new inventory and accounts receivable based credit facilities or the issuance of equity securities. The Company believes that the working capital needed to reduce its accounts payable and accrued liabilities to proper levels can be obtained from those sources. However, there can be no assurance that this or other financing will be available. The inability of the Company to be able to fulfill interim working capital requirements would force the Company to have to constrict its operations.

PART II:                                 OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the period ended November 30, 1996, which is incorporated herein by reference.

Item 2.     CHANGES IN SECURITIES

            During the second quarter of fiscal 1997 the Company issued an aggregate of 1,802,197 shares of common stock upon the conversion of outstanding 8% Convertible Debentures. The shares were issued to ten unaffiliated institutional investors that were the holders of the 8% Convertible Debentures. No commissions or other discounts were paid. The shares were issued in reliance upon the exemption under Section 3(A) (9) of, and Rules 901 through 903 promulgated under, the Securities Act of 1933 ("the Act").

            During the second quarter of fiscal 1997 the Company issued 2,100,000 shares of common stock upon the conversion of the aggregate of $281,000 of principal and accrued interest of Series I and Series II 10% Unsecured Convertible Promissory Notes. The shares were issued to an aggregate of three individual investors, all of whom are unaffiliated with the Company. The shares were issued in reliance upon the exemption under Section 4(2) of the Act and Rules 501 through 506 promulgated under the Act.

            During the second quarter of fiscal 1997 the Company issued 500,000 shares of common stock upon the exercise of the Class J common stock purchase warrants. The Company received cash proceeds of $63,000 from the exercise of the warrants. The shares were issued to the holder of the Class J Warrants, who was in individual investor not affiliated with the Company. The shares were issued in reliance upon the exemption under Section 4(2) of the Act and Rules 501 through 506 promulgated under the Act.

Item 6.     EXHIBITS AND REPORTS ON FROM 8-K

            (a)  Exhibits.

            Exhibit 27. Financial Data Schedule (included only in the electronically filed version of this report.

            (b)  Reports on Form 8-K.

            On March 14, 1997 the Company filed a Form 8-K that contained a press release discussing a conference between the Company and brokers and analysts.

                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                             INNOVO GROUP INC.




Dated:  July 18, 1997                              By/s/Patricia Anderson-Lasko
                                                        Patricia Anderson-Lasko,
                                                        President, Chairman and
                                                        Chief Executive Officer




Dated:  July 18, 1997                              By/s/Terrance J. Bond
                                                        Terrance J. Bond,
                                                        Controller