Form 10-Q
period 1997-08-31
INNOVO GROUP INC
filed 1997-10-15
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549

                                                FORM 10-Q

(Mark One)
(X)                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                 THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997.

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

               Class                        Outstanding as of September 30, 1997
               _____                             ______________________________
       Common stock, par
       value of $.01 per share                             44,521,133 shares

                                            INNOVO GROUP INC.
                                                  INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.     Financial Statements

            Condensed consolidated balance sheets as of
            August 31, 1997 and November 30, 1996                              3

            Condensed consolidated statements of operations for the
            three and nine months ended August 31, 1997 and 1996               4

            Condensed consolidated statements of cash flows for the
            nine months ended August 31, 1997 and 1996                         5

            Notes to condensed consolidated financial statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 2.     Changes in Securities                                             16

Item 6.     Exhibits and Reports on Form 8-K                                  16


Signature Page                                                                17

PART I.        FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (000's except for share data)
                                               (Unaudited)

                                                           August 31,                    November 30,
                                                             1997                           1996
                                                           ________                      ___________
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $   663                       $    31
 Accounts receivable                                         1,933                         1,238
 Inventories                                                 1,982                         1,749
 Prepaid expenses                                              327                           332
                                                            _______                       ______

       TOTAL CURRENT ASSETS                                  4,905                         3,350

PROPERTY AND EQUIPMENT, net                                  5,159                         5,188
OTHER ASSETS                                                   807                           895
                                                            _______                       ______

                                                           $10,871                       $ 9,433
                                                            _______                       ______

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                             $ 1,584                       $   921
 Current maturities of long-term debt                          271                           224
 Accounts payable                                            2,368                         1,861
 Accrued expenses                                            1,287                           954
                                                            _______                       ______

       TOTAL CURRENT LIABILITIES                             5,510                         3,960
LONG-TERM DEBT, less current
 maturities                                                  2,098                         3,079
OTHER                                                          274                           119
                                                            _______                       ______

       TOTAL LIABILITIES                                     7,882                         7,158
                                                            _______                       ______

STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  70,000,000; issued 44,256,133 shares in
  1997 and 26,530,577 shares in 1996                           442                           265
 Additional paid-in capital                                 28,087                        25,076
 Promissory note - Officer                                  (1,125)                            -
 Deficit                                                   (21,989)                      (20,640)
 Treasury stock, 119,691 shares                             (2,426)                       (2,426)
                                                            _______                       ______

       TOTAL STOCKHOLDERS' EQUITY                            2,989                         2,275
                                                            _______                       ______


                                                           $10,871                       $ 9,433
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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                  (000's except per share information)

                                                             Three months ended        Nine Months ended
                                                            ___________________       ____________________
                                                            August 31,August 31,      August 31, August 31,
                                                              1997       1996           1997       1996
                                                            _________  ________       _________  _________
NET SALES                                                   $  2,898   $ 2,304        $ 7,230    $ 5,704

COST OF SALES                                                  1,688     1,548          4,530      3,551
                                                             _______    ______         ______     ______

  Gross profit                                                 1,210       756          2,700      2,153

OPERATING EXPENSES
  Selling, general and administrative                          1,113     1,117          3,263      2,725
  Depreciation and amortization                                  117       205            344        473
                                                             _______    ______         ______     ______

  Income (loss) from operations                                  (20)     (566)          (907)    (1,045)

INTEREST EXPENSE                                                (303)     (231)          (678)      (515)

OTHER INCOME (EXPENSE) - Net                                      70       (93)           236         73
                                                             _______    ______         ______     ______

Income (loss) before income taxes (benefit)                     (253)     (890)        (1,349)    (1,487)

INCOME TAXES (BENEFIT):                                            -         -              -          -
                                                             _______    ______         ______     ______

NET INCOME (LOSS)                                           $   (253)  $  (890)       $(1,349)   $(1,487)
                                                             _______    ______         ______     ______

EARNINGS (LOSS) PER SHARE:                                  $   (.01)  $  (.05)       $  (.04)   $  (.13)
                                                             _______    ______         ______     ______

WEIGHTED AVERAGE SHARES OUTSTANDING                           35,807    16,750         31,046     11,199
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

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                 (000's)

                                                               Nine Months ended
                                                            ________________________
                                                            August 31,         August 31,
                                                              1997                1996
                                                            _________          _________
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                       $   (907)          $(2,137)
                                                             _______            _______
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
    Capital expenditures                                        (223)             (213)
    Proceeds from sale of
      discontinued operations                                      -               199
                                                             _______            _______
    Net cash provided by (used in)
      investing activities                                      (223)              (14)
                                                             _______            _______

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                        79             2,054
    Proceeds from issuance of common stock
      to investor group                                        1,300                 -
    Repurchase of stock warrants                                (150)                -
    Additions to notes payable                                   727               312
    Repayments on notes payable                                  (64)              (56)
    Additions to long-term debt                                   96             1,675
    Debt issue costs                                               -              (285)
    Repayments of long-term debt                                (226)              (85)
                                                             _______            _______
    Net cash provided by (used in)
        financing activities                                   1,762             3,615
                                                             _______            ______

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                632             1,464

CASH AND EQUIVALENTS, beginning of period                         31                 2
                                                             _______            ______

CASH AND EQUIVALENTS, end of period                         $    663           $ 1,466
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

NOTE 2:            ACQUISITION

            On April 12, 1996 the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square"). In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them. The acquisition was accounted for as a purchase, and Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996. The following unaudited pro forma information indicates what new sales, net income, and earnings per share would have been had the acquisition of Thimble Square been completed on December 1, 1995. This unaudited pro forma information has been prepared for illustrative purposes only and is not necessarily indicative of the Company's future financial position or results of operations.

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 2:            ACQUISITION (concluded)

                                                         Nine months ended
                                                        ___________________
                                                               August 31,
                                                                 1996
                                                               _________
                                               (000's except per share amounts)

            Sales                                              $ 6,137
            Income (loss) from continuing
              operations                                        (1,699)
            Income (loss) per share from
             continuing operations                                (.16)

NOTE 3:            INVENTORIES

            Inventory consisted of the following:

                                                        August 31,             November 30,
                                                          1997                     1996
                                                        _________              ___________
                                                               (000's)
            Finished goods                              $  472                 $   440
            Work-in-process                                662                     719
            Raw materials                                  884                     663
            Inventory reserve                              (36)                    (73)
                                                         ______                 ______
               Total                                    $1,982                 $ 1,749
                                                         ______                 ______

NOTE 4:            NOTES PAYABLE AND LONG-TERM DEBT

            (a) Notes Payable

            Notes payable consisted of the following:

                                                        August 31,             November 30,
                                                          1997                    1996
                                                        _________              ___________
                                                               (000's)
            Accounts receivable
              factoring facility                        $ 1,187                $   468
            Working capital loan                              -                    213
            NPI International loan                          251                    100
            Other                                           146                    140
                                                         ______                 ______
                                                        $ 1,584                $   921
                                                         ______                 ______

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 4:            NOTES PAYABLE AND LONG-TERM DEBT (concluded)

            In January, 1997 the Company borrowed $175,000 by issuing a Series I 10% Unsecured Convertible Promissory Note (the "Series I Convertible Note"). The Series I Convertible Note was convertible, commencing May 1, 1997, into an aggregate of 1.5 million shares of common stock. The Series I Convertible Note was due January 6, 1998, and in certain circumstances, provided the Company with the right to pay, or prepay, the note by the delivery of the shares of common stock issuable upon conversion. As a result of the terms of the conversion feature, the Series I Convertible Note was initially recorded at a discount from its face amount of $106,000. The Series I Convertible Note was converted into shares of common stock in May, 1997.

            In January, 1997 the Company borrowed $97,000 through the issuance of Series II 10% Unsecured Convertible Promissory Notes (the "Series II Convertible Notes"). The Series II Convertible Notes were convertible into an aggregate of 600,000 shares of common stock. The notes were due January 6, 1998, and provided the Company with the right to pay, or prepay, the notes by the delivery of the shares of common stock issuable upon conversion. As the result of the terms of the conversion features the Series II Convertible Notes were initially recorded at a discount from their face amounts of $17,000. The Series II Convertible Notes were converted into shares of common stock in May, 1997.

            (b) Long-Term Debt

            During the first quarter of fiscal 1997 $265,000 of 8% Convertible Subordinated Debentures were converted, resulting in the issuance of 2,325,734 shares of common stock. The remaining $205,000 of 8% Convertible Subordinated Debentures were converted into 1,802,197 in the second quarter of fiscal 1997.

NOTE 5:            STOCKHOLDERS' EQUITY

            On August 13, 1997, the Company issued 6,750,000 shares of common stock to a group of investors ("the Smith Group") for $1,350,000 pursuant to a stock agreement also dated August 13, 1997 between members of the Smith group, the Company and Patricia Anderson-Lasko. Concurrent with the execution of the stock agreement and in conjunction with employment agreements with key executives, the Company granted 2,925,000 in non-qualified stock options to those executives. Subject to vesting provisions, the options remain exercisable until August, 2002 at a price of $.3315 per shares.

            Also in August, 1997, the Company paid $150,000 to repurchase and cancel its outstanding Class I common stock purchase warrants. The warrants were exercisable through August, 2001 for the purchase of 1,220,588 shares of common stock at a price of $.17 per share.

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 5:            STOCKHOLDERS' EQUITY (continued)

            On April 4, 1997 the Company's stockholders approved the increase in the number of authorized shares of common stock to 70 million. As a result thereof, the Company then reserved from its authorized but unissued common stock, 1,802,198 shares issuable upon the conversion of the $205,000 of 8% Convertible Debentures which remained outstanding at February 28, 1997, and 1,933,031 shares issuable upon the exercise, if any, of the Class H and Class I common stock purchase warrants issued in fiscal 1996. The 8% Convertible Debentures were converted in May, 1997.

            In connection with the issuance of the 10% Convertible Notes during the first quarter of fiscal 1997, the Company issued 500,000 Class J common stock purchase warrants (the "Class J Warrants"). The Class J Warrants were exercisable through January 6, 1998 at a price of $.34375 per share, except that the exercise price would be the lesser of $.125 per share or the then market price if the Class J Warrants were exercised concurrently with the conversion of the Series I Convertible Note. The Series I and Series II Convertible Notes were initially recorded at discounts, aggregating $123,000, from their face amounts, to account for the conversion terms. That discount was amortized as an additional interest cost over the period from the issuance of the notes to their earliest convertability. The Class J Warrants were exercised in May, 1997 concurrently with the conversion of the Series I Convertible Note.

            On August 4, 1997, the Company's president exercised a stock purchase right (the "Purchase Right") awarded her by the board of directors on February 12, 1997. The Purchase Right entitled her to purchase up to 4 million shares of the Company's common stock during the period April 30, 1997 to April 30, 2002 at a price of $.28125 per share. The officer paid for the shares by the delivery of a non-recourse promissory note, bearing no interest, due April 30, 2002. The note is collateralized by the shares purchased therewith, which shares would be forfeited to the extent the note is not paid on or before maturity, and would be payable (including prepayable), in whole or in part, by the delivery to the Company of (i) cash, or (ii) other shares of the Company's common stock that the officer has owned for a period of at least six months, which shares would be credited against the note on the basis of the closing bid price for the Company's common stock on the date of delivery. Any dividends or distributions made with respect to shares collateralizing any unpaid note will be held in the escrow to be established for such shares and note until such time, if any, as the related note is paid.

                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 5:            STOCKHOLDERS' EQUITY (concluded)

            The changes in common stock, additional paid-in capital, and treasury stock during the first half of fiscal 1997 were as follows:

                                                          Additional    Promissory
                                    Common Stock           paid-in         note      Treasury Stock
                                Shares        Amount       capital       Officer     Shares      Amount
                                ______        ______      __________    __________   ______      ______
                                              (000's)    (000's)                                 (000's)
Balance, November 30, 1996      26,530,577    $ 265      $25,076                -    (119,691)   $(2,426)
Issuances of common stock
  Conversion of debentures       4,127,931       41          359                -           -         -
  Exercise of stock purchase
   right                         4,000,000       40        1,085           (1,125)          -         -
  Smith group purchase           6,750,000       68        1,232                -           -         -
  Conversion of convertible
   notes                         2,100,000       21          260                -           -         -
  Exercise of warrants             500,000        5           58                -           -         -
  Other                            247,625        2           44                -           -         -
Issuance of convertible
  notes                                  -        -          123                -           -         -
Warrant repurchase                       -        -         (150)               -           -         -
                                __________     ____       ______         ________     ________   _______
Balance, August 31, 1997        44,256,133    $ 442      $28,087           (1,125)    (119,691)  $(2,426)

NOTE 6:     CONTINGENCIES

            In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company.
The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment.
The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on, and submission to a jury of, the Company's claim of breach of fiduciary duty by Tedesco. The Company is filing motions with the trial court for the scheduling of the ordered trial on its claims against
                                   INNOVO GROUP INC. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)

NOTE 6:     CONTINGENCIES (concluded)

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            Sales for the third quarter of fiscal 1997 were $2,898,000 compared to sales of $2,304,000 for the three months ended August 31, 1996. Sales for Innovo and NP International were $2,586,000 for the third quarter of fiscal 1997, compared to $1,866,000 for the same quarter of fiscal 1996, representing a 38.6% increase in their sales. Thimble Square's sales in the third quarter decreased from $438,000 in fiscal 1996 to $312,000 in fiscal 1997 primarily because of a change in manufacturing focus from goods manufactured and distributed directly to retailers to "cut and sew only" services for other distributors of similar products.

            Sales for the first nine months of fiscal 1997 increased by $1,526,000, or 26.7%, to $7,230,000, from $5,704,000 for the nine months ended August 31, 1996. Higher sales by Innovo and NP International accounted for $1,072,000 of the increase, representing a 21.2% increase in their sales, while $454,000 of the increase resulted from the inclusion of a full six months of operations for Thimble Square, which the Company acquired in the second quarter of fiscal 1996. Thimble Square's sales of $1,135,000 for the nine months ended August 31, 1997 were 3.1% higher than its sales for the comparable period a year ago.

            The increase in Innovo's and NP International's sales resulted principally from increased craft product shipments and domestic sports licensed products. A small portion of the increase was from certain initial shipments of Warner Bros. licensed products in the second quarter. The development of the Walt Disney and Warner products was completed in the second quarter of fiscal 1997. The Company's recent discussions with international customers have indicated that the volume of back-to-school and holiday business in fiscal 1997 has been adversely affected by the timing of the product introductions and fiscal 1997 sales will not be as significant as originally anticipated. As a result, the effects of the Warner Bros. and Walt Disney licenses are expected to be more significant in fiscal 1998.

            Gross profit as a percentage of sales was 41.8% for the third quarter of fiscal 1997 compared to 32.8% for the three months ended August 31, 1996. The increase in gross profit was due largely to the increase in sales of imported licensed product that has a higher gross margin than most other product lines and operating efficiencies created from greater availability of raw materials, consolidation of the operating facilities at both Innovo and Thimble Square and redesign of the manufacturing process at Innovo in the third quarter. Due to increased production efficiencies at the main production facilities and import mix, the Company idled satellite plants for both Innovo and Thimble Square. However, both facilities are still available to offset production or labor shortages should they occur. Innovo and NP International had a gross profit of 44.6.% for the third quarter of fiscal 1997, compared to 38.2.% for the three months ended August 31, 1996. Thimble Square's gross profit was 18.2% for the third quarter of fiscal 1997 compared to 9.8% for the same period last year.

            Gross profit as a percentage of sales was 37.3% for the nine months ended August 31, 1997 compared to 37.7% for same period of fiscal 1996. The gross profit for Innovo and NP International was 40.2%, as compared to their gross profit percentage of 39.6% for the nine months ended August 31, 1997 and 1996 respectively. The gross profit margins have been less than anticipated because sales for the first half of fiscal 1997 have been heavily weighted towards craft products which generally carry a lower gross margin than licensed products, production inefficiencies caused by the lack of anticipated working capital up to the third quarter and higher than anticipated costs on some items resulting principally from packaging requirements imposed by certain major customers. Gross profit margin was also affected by the full nine months of Thimble Square's sales which, traditionally carry a higher cost of goods sold than Innovo's mix. The Company had anticipated obtaining working capital in the second quarter from the issue of debt or equity securities or the sale of the Florida property. Because management has elected to operate the Florida property and equity securities were not sold until the third quarter, that working capital was not available through the first half of the fiscal year, and the Company was not able to maintain raw materials at levels needed for efficient production in the first two quarters. The gross profit for Thimble Square for the first nine months of fiscal 1997 was 21.8% compared to 23.1% for the same period last year. The gross profit was lower than its 36.3% gross profit margin for the full fiscal year of 1996 due to its change in manufacturing focus discussed earlier and the lower gross margins are also consistent with the seasonality of Thimble Square's business.

            Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 1997 were $1,113,000, or 38.4% of sales, compared to $1,117,000 or 48.5% of sales for the three months ended August 31, 1996. SG&A expenses were $3,263,000 for the first nine months of fiscal 1997, an increase of $538,000 from SG&A expenses of $2,725,000 for the nine months ended August 31, 1996. Although, as a percentage of sales, SG&A expenses decreased to 45.1% of sales for the first three quarters of fiscal 1997 from 47.8% of sales for the nine months ended August 31, 1996. The inclusion of Thimble Square's operations in fiscal 1997 accounted for $124,000 of the increase in SG&A expenses. Additionally, the product development for the Warner Bros. and Walt Disney license product lines caused $54,000 of increased product development expenses, and legal and professional fees relating to the Company's litigation with certain former employees, debt restructurings, and the Company's year-end reporting and annual meeting, caused a $176,000 increase in those costs. Also,commissions and royalties were $54,000 higher in 1997 than 1996 due to increased sales.

            The loss from operations for the third quarter of fiscal 1997 was $20,000, and $907,000 for the first nine months, as compared to $566,000 and $1,045,000 for the three and nine months ended August 31, 1996, respectively. Operating losses in the first and second fiscal quarters are consistent with the seasonality of the Company's business, in which the majority of sales take place in the second half of the fiscal year while the majority of product development and marketing efforts, and related costs, are incurred in the first half of the year. In fiscal
1996, 54.0% of the Company's sales were generated in the second half of the year and it is anticipated that a similar concentration of sales will occur in 1997.

            Interest expense increased by $72,000 and $163,000 for the three and nine months ended August 31, 1997, respectively, as the result of higher borrowings, which primarily resulted from higher accounts receivable balances generated by increased sales, the inclusion of Thimble Square's December 1, 1996 to March 31, 1997 operations, which included interest expense of $30,000, and interest expense (including the amortization of debt issue costs) of $35,000 for the nine months ended August 31, 1997 relating to the 8% Convertible Debentures and the Series
I 10% Unsecured Convertible Promissory Notes, which were not outstanding during the first half of fiscal 1996. Those debts were converted into common stock in May, 1997.

              The net loss for the third quarter 1997 was $253,000 or $.01 per share as compared to $890,000 or $.05 per share for the same period a year ago. Net loss for the nine months ended August 31, 1997 was $1,349,000 or $.04 per share and was $1,487,000 or $.13 per share for the same fiscal period in 1996.

Liquidity and Capital Resources

            On August 13, 1997 the company issued 6,750,000 shares of common stock in a private placement to four individual investors ("the Smith Group"). Proceeds after the payment of related expenses were approximately $1,300,000 of which $150,000 was utilized to repurchase and retire the Company's outstanding Class I common stock purchase warrants and the remainder was used to reduce operating liabilities and increase working capital. In connection therewith three members of the Smith
Group became executive officers of the Company and all four members of the Smith Group became members of the Company's board of directors.

            Operating cash flows were a negative $907,000 for the first nine months of fiscal 1997, principally as the result of the net loss and increases in inventory and accounts receivable and offsetting increases in accounts payable and accrued expenses. The negative operating cash flows, and reductions in notes payable and long-term debt, were financed principally from the private placement indicated above and additional borrowings under the Company's accounts receivable factoring facility.
The Company also obtained $135,000 of additional working capital from renewed and increased borrowings under NP International's loan, and $97,000 from the issuance of Series II 10% Unsecured Convertible
Promissory Notes. An additional $175,000 was obtained for the further development of its Florida property from the issuance of Series I 10% Unsecured Convertible Promissory Notes.

            In its Quarterly Report on Form 10-Q for the quarter ended February 29, 1997, the Company announced that it had entered into an agreement for the sale of its Florida retail mall property, and that the sale of the property, scheduled for April 30, 1997, on the terms contained in the agreement, would have resulted in a second quarter loss of approximately $300,000. The sale of the property did not close due to the inability of the buyer to obtain financing, and the Company has determined to retain and operate the property. The certificate of occupancy was obtained in June, 1997, retail tenants began to move into the property in August, 1997 and the property opened on Labor Day weekend. The completion of the improvements to the property meant that, beginning in July, 1997, the Company began to recognize expense for the depreciation of the property and the interest on the mortgage loan on the property, both of which have been capitalized during the construction on the property. Depreciation and interest expensed on the Florida property for the third quarter 1997 was $5,000 and $6,000 respectively.

            The Company believes that on an overall basis cash will be sufficient to fund planned operations. However a failure of the retail environment or failure of the Company to increase its market share as projected by the Company could adversely effect sales and could force the Company to constrict operations.

PART II:                                 OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the period ended November 30, 1996, which is incorporated herein by reference.

Item 2.     CHANGES IN SECURITIES

            During the third quarter of fiscal 1997 the Company issued an aggregate of 6,750,000 shares of common stock in a private placement to four individual investors. Gross proceeds from the placement were $1,350,000. In conjunction with the private placement the Company granted 2,925,000 in non-qualified stock
            options to the four investors.   Reference is made hereby to Form
            8-K filed by the Company on August 25, 1997 discussing the transaction further.

            During the third quarter of fiscal 1997 the Company paid $150,000 to repurchase and cancel its outstanding Class I common stock purchase warrants.

            During the third quarter of fiscal 1997 the Company's president exercised a stock purchase right for the purchase of 4 million shares of common stock at a price of $.28125 per share by delivery of a note for $1,125,000 to the Company. Reference is made hereby to Form S-8 filed by the Company on August 4, 1997 discussing the transaction further.

Item 6.     EXHIBITS AND REPORTS ON FROM 8-K

            (a)  Exhibits.

            Exhibit 27. Financial Data Schedule (included only in the electronically filed version of this report).

            (b)  Reports on Form 8-K.

            Reference is made hereby to Form 8-K filed by the Company on August 25, 1997 that contains the details of a private placement and stock purchase agreement with the Smith Group.

                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   INNOVO GROUP INC.




Dated:  October 15, 1997                           By/s/L. E. Smith
                                                        L. E. Smith,
                                                        Chairman/CEO



Dated:  October 15, 41997                          By/s/J. Eric Hendrickson
                                                        J. Eric Hendrickson,
                                                        Vice President and
                                                        Treasurer