Form 10-K
period 1997-11-30
INNOVO GROUP INC
filed 1998-03-19
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                                         Washington, D.C.  20549

                                                                     Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended November 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1998, 44,726,442 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant approximated $21,119,000 at the close of business on February 6, 1998.

Documents incorporated by reference:  NONE

                                                              INNOVO GROUP INC.
                                                                    FORM 10-K
                                                               TABLE OF CONTENTS



PART I                                                                      Page

           Item 1.                Business                                     3
           Item 2.                Properties                                  12
           Item 3.                Legal Proceedings                           13
           Item 4.                Submission of Matters to a Vote of
                                   Security Holders                           14

PART II

           Item 5.                Market for the Company's Common Equity
                                    and Related Stockholder Matters           15
           Item 6.                Selected Consolidated Financial Data        17
           Item 7.                Management's Discussion and Analysis of
                               Financial Condition and Results of Operations  18
           Item 8.                Financial Statements and Supplementary Data 32
           Item 9.                Changes in and Disagreements With Accountants
                                    on Accounting and Financial Disclosures   59

PART III

           Item 10.               Directors and Executive Officers of the
                                    Registrant                                60
           Item 11.               Executive Compensation                      62
           Item 12.               Security Ownership of Certain Beneficial
                                    Owners and Management                     66
           Item 13.            Certain Relationships and Related Transactions 68

PART IV

           Item 14.               Exhibits, Financial Statement Schedules and
                                    Reports on Form 8-K                       69

SIGNATURES                                                                    76

                                                                        PART I

Item 1.  Business

Introduction

          Innovo Group Inc. ("Innovo Group"), operating through its wholly-owned subsidiaries (collectively with Innovo Group are referred to as "the
Company"), designs, manufactures and domestically markets various cut and sewn canvas and nylon consumer products, such as tote bags and aprons, for sale to various retailers and in the premium and advertising specialty market. It also manufactures and domestically markets ladies ready-to-wear at-home, sleep and lounge wear for sale to retailers and through mail order distribution. The Company also internationally markets and distributes the Company's canvas and nylon products, as well as sport bags and backpacks.
The Company's operations are classified into two industry segments.  See Note
11 of Notes to Consolidated Financial Statements for financial information on industry segments.

           Innovo, Inc. ("Innovo"), a wholly owned subsidiary, manufactures and domestically distributes cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets. Innovo's products are primarily domestically manufactured at facilities owned or leased by the Company. Limited products are obtained from foreign suppliers. See "-Products" and "-Manufacturing."

           NASCO Products International, Inc. ("NP International") markets and distributes overseas, principally in Europe and the Middle East, certain products similar to those marketed domestically by Innovo, as well as licensed sports bags and backpacks, which the Company generally obtains from foreign suppliers. See "-Products" and "-Manufacturing."

           The products comprising Innovo's sports licensed line, and those distributed by NP International, display logos, insignia, names, slogans or characters licensed from various licensors. Innovo and NP International hold licenses for the use of the logos and names of the teams of the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, and over 130 colleges. In 1996 NP International obtained licenses for the use of the Walt Disney Co. ("Walt Disney") cartoon characters, and the Warner Bros. Studios ("Warner Bros.") Looney Tunes cartoon characters, on sports bags, backpacks, fanny packs and other products it markets in Europe and the Middle East. NP International began selling the Walt Disney and Warner Bros. products in fiscal 1997. For the year ended November 30, 1997, 33.1% of the Company's net sales represented the sale of products produced pursuant to such licenses. See "-Licenses."

         Thimble Square, Inc. ("Thimble Square"), which Innovo Group acquired in April, 1996, manufactures and markets ladies' ready-to-wear at-home, sleep and lounge wear. Thimble Square also provides "sew-only" manufacturing for other distributors of private-label sleep and lounge wear. See "-Products" and "-Manufacturing."

           The Company has also engaged in the development of a retail mall facility in Florida (see Item 2. - "Properties" and "Recent Developments").

           During fiscal 1994 the Company moved manufacturing operations from leased facilities in Sugarland, Texas to owned facilities in Springfield, Tennessee. On July 31, 1995, NASCO Products, Inc. ("NASCO Products"), a wholly-owned subsidiary, sold to Accessory Network Group, Inc. ("ANG") its operations of importing to and distributing in the United States sports bags, backpacks and equipment bags bearing the logos of the teams of the four major professional sports leagues. The sale did not include the products distributed by Innovo or NP International. For the licenses ANG is paying NASCO Products $750,000 through December, 1997. In addition, ANG will make an ongoing annual payment, for up to forty years, of certain percentages of sales under each of the National Football League, Major League Baseball, National Hockey League licenses, and National Basketball Association licenses. See Note 3 of Notes to Consolidated Financial Statements.

         Prior to fiscal 1995 the Company's marketing emphasis was placed on the U.S. retail market for its sports licensed products. The Company devoted fiscal 1995 to shifting its emphasis to developing new products and marketing programs for its products in the fashion, utility and craft lines and for the premium and advertising specialty markets and to preparing marketing plans for its U.S. Olympic Team products for the 1996 Summer Games. As a result of the Company's fiscal 1995 efforts, Innovo increased its sales of craft products in fiscal 1996. However, the Company's increase in net sales was limited by shortages of raw materials, which were caused by a lack of working capital, and by labor shortages, each of which prevented the Company from accepting certain orders. The Company raised additional working capital in the second and third quarters of fiscal 1996 which was used, in part, to increase raw materials levels to more desirable levels, and in October, 1996 the Company obtained a three year lease of an additional sewing facility.
The additional facility was used to allow the Company to avoid the effects of labor shortages through the second quarter of fiscal 1997. In August, 1997, as the result of increases in the production efficiencies of the Company's main plant in Springfield, Tennessee, the Company idled this additional plant. However, the additional plant remains available to offset labor shortages should they occur again.

           In fiscal 1997 the Company has improved its operating results by continuing the growth in sales while controlling any increase in fixed selling, general and administrative expenses. The sales increases were achieved from the continued recapture of domestic craft market share by Innovo, increased sports licensed market sales, by both Innovo and NP International as the result of recovering demand, and an increase in the sell-through and reorders for Innovo's back-to-school targeted products.

           In fiscal 1998 the Company will attempt to further increase sales and improve gross margin percentages while reducing overhead expenses.

           - Sales increases are anticipated to come from the products being marketed in Europe under the Walt Disney and Warner Bros. licenses. Additional sales increases may also be produced by the sources that produced the 1997 sales increases.

           - The Company currently believes that it will be able to increase certain product prices in fiscal 1998, and that the changes in the manufacturing and administrative structure of the Company being made under the direction of its new chief executive and operating officers will further reduce product costs and operating expenses.

         The Company believes that sales increases and cost reductions in fiscal 1998 may be sufficient to return the Company to profitability for the year; however, there can be no assurance that any of the steps can be successfully implemented or that the Company will in fact be profitable in fiscal 1998.
See "- Growth Strategy and Product Development," "-Manufacturing," and Item
7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company estimates that its products are carried in over 5,000 retail outlets in the United States, as well as in numerous retail outlets in Europe. The Company's marketing efforts are conducted by its own sales and marketing staff together with its network of domestic marketing organizations and sales representatives and foreign distributors. The Company sells to retail accounts such as mass merchandisers, department, sporting goods, grocery, craft and drug store chains, and mail order retailers, including K
Mart Apparel Corp., Wal-Mart Stores, Inc. (which accounted for 28.8% of the Company's net sales in fiscal 1997), J.C. Penney Company, Inc., Sports Authority, Inc., Michael's Stores, Inc., and advertising specialty accounts.
See "Business Marketing and Customers".

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

          Spirco had incurred significant trade debt from the fiscal 1992 losses it incurred in marketing fundraising programs and from liabilities incurred by Spirco prior to its acquisition which were not disclosed at that time. On August 27, 1993, Spirco filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Innovo Group, Innovo and NASCO Products were not parties to the filing. Spirco's plan of reorganization was confirmed by the court on August 5, 1994, and became effective on November 7, 1994. Under the plan, administrative claims were paid in cash from funds borrowed under the Company's bank credit facility. Leasall Management, Inc. ("Leasall"), a newly formed subsidiary of Innovo Group, acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt, which Innovo Group had previously guaranteed, and Spirco was merged into Innovo Group which as a result acquired direct ownership of its other assets. Spirco claims which had been guaranteed by Innovo Group received full payment through the issuance of shares of Innovo Group common stock. Additionally, shares of Innovo Group common stock were issued to a trust ("the Class 3 Trust") which, in fiscal 1996, completed the process of selling those shares and distributing the proceeds to the Class 3 claimants, which were federal, state and local taxing authorities that had claims for income, sales, property and unemployment taxes. Unsecured claims did not receive any distribution and were extinguished under the plan of reorganization.

          The principal executive offices of the Company are located at 27 North Main Street, Springfield, Tennessee 37172. Its telephone number is (615) 384-0100. Unless the context requires otherwise, "the Company" refers to Innovo Group Inc. and its subsidiaries, and "Innovo Group" refers to Innovo Group Inc.

Recent Developments

Issuance of Common Stock and Changes in Management

           On August 13, 1997 the Company issued 6,750,000 shares of its common stock to the Smith Group, which is comprised of L.E. Smith, Daniel A. Page,
J. Eric Hendrickson and Herb J. Newton. The Smith Group paid $1,350,000 for such shares of common stock. The purchase by the Smith Group was made pursuant to a Stock Purchase Agreement dated August 13, 1997 ("the Stock Purchase Agreement") by and between the members of the Smith Group, the Company, and Patricia Anderson-Lasko. In connection therewith, three members of the Smith Group became executive officers of the Company and all four members of the Smith Group became members of the Company's board of directors.

          The net proceeds to the Company, after the payment of the costs of the transaction, were approximately $1,300,000. The Company utilized $150,000 of the net proceeds to repurchase and cancel its outstanding Class I common stock purchase warrants.

Products

           Innovo is a domestic manufacturer that designs and markets a wide variety of cut and sewn canvas and nylon consumer products. The following sets forth the principal products that Innovo manufactures and distributes to the utility, craft and sports licensed markets:

           Utility                                      Craft                                         Sports Licensed
           _______                                      _____                                         _______________
           tote bags                                    tote bags                                     tote bags
           gift bags                                    aprons and smocks                             laundry bags
           laundry bags                                 banners                                       shoe bags
           shoe bags                                    vests                                         insulated lunch bags
           duffle bags                                  Christmas stockings                           duffle bags
           aprons and smocks                            stonewashed denim                             stadium totes
                                                        vests, aprons and                             fanny packs
                                                        totes                                         backpacks

         The products Innovo manufactures for the utility market utilize designs and artwork developed in-house. For the craft market, Innovo's products are produced without artwork, and are sold (sometimes packaged with paints or other supplies) as a product for craft projects (the creation and applications of a design by the customer).

          Innovo's sports licensed products are produced with the logos or other designs licensed from the four major professional sports leagues and colleges. See "-Licenses."

         Innovo also markets each of these products to the advertising specialty market, for which it produces the product with the customer's logo, design or slogan for use as a customer or employee promotion or premium sale item.

        NP International designs, manufactures, imports and distributes licensed sports products internationally, principally throughout Europe and the Middle East, to distributors that in turn sell to sporting goods, department and mass merchandise chains, hypermarkets, mail order and grocery and drug chains. Its line of products consists of a variety of sport, gym, equipment, duffle bags and backpacks. NP International's products are generally imprinted or embroidered with logos licensed from the four major professional sports leagues, colleges, or the characters licensed from Walt Disney and Warner Bros.

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

Growth Strategy and Product Development

           The Company believes that growth in its business can be accomplished both by the expansion of the sales of its existing products with new and existing customers, and through the development or acquisition of new product designs and the acquisition of new licenses. The Company spent approximately $182,000 on the design of new products in fiscal 1997, and management anticipates that in fiscal 1998 such expenditures approximate $300,000.

           The Company continually seeks to develop new designs in-house, and design or acquire new products. In fiscal 1997 the Company began marketing stone-washed denim tote bags, aprons and vests, and test marketed dyed versions of the same products.

        The Company also continually evaluates the market potential for the sale of products bearing licensed logos, characters or artwork. Those evaluations involve both situations where a license has been offered to the Company, and where the Company itself identifies a logo or character that may have market potential. Where such an evaluation indicates a sufficient likelihood of market acceptance, the Company attempts to negotiate and obtain a license from the owner of the logo or character. In general, a period of from four to six months is required, once a license is obtained, to develop and obtain the approval for the art and the products for the new license and produce samples, and begin marketing. The Company commenced the product development for the Walt Disney and Warner Bros. licenses in the third and fourth quarters of fiscal 1996. Shipments under these new licenses began in fiscal 1997. However, there can be no assurance that the Company will be able to obtain other new licenses, or to renew existing licenses, on favorable terms.

Marketing and Customers

          During fiscal 1997, the Company's Innovo and Thimble Square operations involved sales to approximately 1,100 domestic retail accounts, which included a mix of mass merchandisers, such as K Mart and Wal-Mart, department, sporting goods, grocery, craft and drug store chains, mail order retailers and other retail accounts. NP International's operations involved sales to 12 foreign distributors which in turn resell to retail accounts.
The Company estimates that its products are carried in over 5,000 retail outlets in the United States and numerous retail outlets in Europe.

         Generally the Company's domestic accounts are serviced by the Company's sales personnel working together with marketing organizations which have sales representatives. NP International's marketing is conducted by the Company's sales department working together with the foreign distributors and sales representatives having representation throughout Europe and the Middle East. Marketing organizations are compensated on a commission basis.

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

        The Company also continues to solicit customers whose buying seasons are contrary to the Company's existing seasonality. See "Seasonality."

        For fiscal 1997 and 1996, two customers accounted for sales in excess of 10% of net sales; Wal-Mart, a customer of Innovo which accounted for 28.8% and 12.5% of net sales, respectively, and Crown-Tex, a customer of Thimble Square, which accounted for 11.1%, and 11.2% of net sales, respectively. Although the loss of Wal-Mart could have a material adverse effect on the Company, the Company believes its efforts to diversify its customer base would offset any loss of Wal-Mart.

Backlog

           Although the Company may at any given time have significant business booked in advance of purchase orders, customers' purchase orders are typically filled and shipped within two to six weeks, and at November 30, 1997 and 1996, there was no significant backlog.

Seasonality

          The Company's business is seasonal. The majority of the marketing and sales activities take place from late Fall to early Spring, while the greatest volume of shipments and sales are generally made from late Spring through the Summer, which coincides with the Company's second and third fiscal quarters. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

Manufacturing

           Innovo's and Thimble Square's products are either manufactured domestically in facilities operated by the Company or obtained from foreign suppliers through manufacturing agreements. The Company manufactures its domestic products from an inventory of unfinished fabric rolls using cutting, sewing and finishing equipment owned or leased by the Company. Innovo utilizes silk-screening machines to permanently imprint designs onto its various products. Using its in-house design staff and its computer graphic equipment, the Company has the capacity to rapidly produce new products.

          The principal materials used in Innovo's and Thimble Square's products include denim, canvas, plain and printed rolls of nylon, polyester and cotton, mesh and webbing. The Company buys raw materials in bulk for the products it manufactures domestically. The Company has generally concentrated its purchases of each type of raw materials for domestic manufacturing among a small number of suppliers, and during fiscal 1997 purchased the majority of each type of raw material it used from one or two suppliers. Although the Company does not have any long-term agreements with these or other suppliers, it has to date, been able to obtain suppliers to satisfy its raw material requirements. Management believes that if its current suppliers were unable to supply the necessary raw materials in sufficient quantities or on acceptable price terms, alternative suppliers would be available on comparable price terms and delivery schedules. In the event the Company was unable to find such alternative suppliers at competitive prices and on a timely basis, its operations could be materially adversely affected.

           During fiscal 1998 the Company intends to shift production of certain large run and labor intensive products to production facilities owned by independent contractors in Mexico. Management believes that the resulting savings in labor would more than offset any increased transportation costs.

           The sport and gym bags and backpacks marketed overseas by NP International and lunch bags for Innovo for domestic distribution are generally obtained from overseas manufacturers in order to reduce the cost of obtaining these more labor intensive products. The independent overseas contractors that manufacture these products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to the Company's specifications. The Company generally uses one independent contractor to fulfill all of its requirements in order to maximize its control over production quality and scheduling. Although the Company uses this, and other methods, to reduce the risk that the independent contractor will fail to meet the Company's requirements, the use of independent overseas contractors does reduce the Company's control over production and delivery and exposes the Company to the other usual risks of sourcing products abroad. The Company does not have any long-term supply agreements with independent overseas contractors, but believes that there are a number of contractors that could fulfill the Company's requirements.

           The Company has generally utilized overseas contractors that utilize production facilities located in China. As a result, the products manufactured for the Company are subject to export quotas and other restrictions imposed by the Chinese government. To date the Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect the Company, even if only temporarily while the Company shifted production to other countries or regions such as Mexico, Korea, Taiwan, or Latin America. Substantially all of the products manufactured overseas for the Company are shipped directly to customers outside the United States; accordingly, the Company is generally not subject to United States import quotas, inspection or duties.

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

Walt Disney/Walt                                        tote, sport, gym and                                Europe; Middle East
Disney characters in                                    other backpacks,
sports settings                                         waistpacks, wallets

Warner Bros./Warner                                     tote, sport, gym and                                Europe; Middle East
Bros. cartoon characters                                other bags, backpacks,
in sports settings                                      waistpacks, wallets

Warner Bros./Space Jam                                  tote, sport, gym and                                Europe; Middle East
movie cartoon characters                                other bags, backpacks,
                                                        waistpacks, wallets

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

          Typically, a license agreement is effective for a one or two-year term for the use of particular characters or designs of the licensor on some or all of the Company's products. A royalty is paid to the licensor that is usually a percentage of net sales, with a minimum annual guarantee for the license period. The royalty rates range from 7% to 17% and the minimum annual guarantees range from $5,000 to $200,000. Some license agreements grant the licensor broad termination rights, and most of the license agreements grant the licensor the right to terminate the license in the event minimum sales targets are not reached, if the Company does not diligently market the licensed products, or for the breach of any material term of the license agreement by the Company. The Company believes that it is in substantial compliance with the terms of all material licenses.

          The expiration dates of the current license agreements range from 1998 to 2000. Generally, the renewal provisions of the license agreements provide that the licensee may, at its option, renew the license for an additional one- or two-year term, provided certain conditions are satisfied.
Historically, licenses have been terminated by the Company due to decreased sales or popularity, rather than by the licensors, and to date the Company has generally been able to obtain the renewal of licenses it wished to continue. The Company believes that it will continue to be able to obtain the renewal of all material licenses, however, there can be no assurance that competition for an expiring license from another entity, or other factors, will not result in the non-renewal of a license.

Competition

          The industries in which the Company operates are fragmented and highly competitive. The Company competes against a large number of baggage manufacturers and importers, and other generally small companies, that distribute products similar to Innovo's and NP International's, and a large number of companies that produce ladies at-home, sleep and lounge wear. NP International's sports-licensed products also compete with those of sporting goods manufacturers, such as Reebok, Nike and Adidas, that produce or license the manufacture of sports bags bearing their names and logos. In all areas the Company does not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, the logos or characters its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

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

Intellectual Property

         Innovo's utility line includes tote bags imprinted with the E.A.R.T.H. ("EVERY AMERICAN'S RESPONSIBILITY TO HELP") BAG trademark. E.A.R.T.H. Bags are marketed as a reusable bag that represents an environmentally conscious alternative to paper or plastic bags. Sales of E.A.R.T.H. Bags, while significant in Innovo's early years, have not been significant in the last five years. The Company still considers the trademark to be a valuable asset, and has registered it with the United States Patent and Trademark Office.

Employees

          As of February 6, 1998, the Company employed 94 full-time personnel at the Springfield, Tennessee facility, comprised of 6 persons in management, 10 persons in general administration and 78 persons in manufacturing and production, and Thimble Square employed 66 full-time personnel in Baxley, Georgia, comprised of 7 persons in management and administration and 59 in production. Due to varying seasonal demands and redesign of the Company's manufacturing facilities, the Company's total work force has fluctuated within a range of approximately 160 to 350 employees through the year. Management considers its relationship with its employees to be excellent.
None of the Company's employees is party to a collective bargaining agreement. There has never been any material interruption of operations due to labor disagreements.

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

           Innovo also leases a 5,000 square foot sewing facility in Red Boiling Springs, Tennessee under a three year lease having an annual rental of $24,000. The facility was used to allow the Company to avoid the effects of labor shortages through the second quarter of fiscal 1997. In August, 1997, as the result of increases in the production efficiencies of the Company's main plant in Springfield, Tennessee, the Company idled this additional plant.

         Thimble Square owns a 40,000 square foot manufacturing and distribution facility in Pembroke, Georgia, which is subject to liens held by the First
Bank of Coastal Georgia, the Bryan County Development Authority, Inc. and the Business Development Corporation of Georgia, Inc. This plant was idled and sewing capacity was absorbed by Baxley in August, 1997 and in December
1997 the Pembroke, GA cutting operation was moved to Baxley. The building is held for sale.

        Thimble Square also leases two facilities in Baxley, Georgia. The first is a 21,000 square foot manufacturing facility with any annual rental of $36,000. The lease runs through August, 2000 and provides Thimble Square with a bargain purchase option. The second is a 7,000 square foot cutting facility whose lease runs through October, 1998 with annual lease payments of $10,000.

          The Company believes that its existing facilities are adequate for its current and future needs.

Florida Retail Property

          The company's Florida retail property, operated as Good Deal Mall, was acquired in fiscal 1995, and through August, 1997 the Company was engaged in readying it to operate as an indoor multivendor open space mall in which retailers operate from permanent booths. The Good Deal Mall has approximately 22,000 square feet of rentable space, which can accommodate up to 135 vendor merchants. The property was initially opened in August 31, 1997 with approximately 32 spaces, representing approximately 24% of the space available and monthly rentals of approximately $16,000, rented to merchants, generally on a monthly basis. The property had continued to operate at approximately that level of occupancy through November, 1997. However, in November, 1997, the Company decided to engage new management for the Good Deal Mall, and in connection therewith refine the long-term goals for the property. The Company has determined that the then existing merchant lessees were not consistent with its revised plans, and has commenced steps to have that space vacated so that merchants consistent with the revised plans can be attracted. The Company currently anticipates that these steps will be completed in the second quarter of fiscal 1998.

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

           In Michael J. Tedesco v. Innovo, Inc., Innovo Group Inc., Rick Binet, and Patricia Anderson-Lasko, f/k/a/ Patricia M. DeAlejandro, the Company appealed a $700,000 judgement awarded by a jury for employment benefits, including stock compensation, it found to be due to an ex-employee who it nonetheless found had been properly terminated for cause. In August, 1994, the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of Tedesco's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claims concerning the trademark as well as his claims for wrongful termination, fraud and conspiracy. However, the jury awarded Tedesco approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law.
As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the questions of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court (District Court of Harris County Texas) for trial of the Company's claims of breach of fiduciary duty by Tedesco, which trial is scheduled for March 1998. In connection with its appeal the Company has pledged as an appeal bond of 200,000 shares of its unissued common stock.

         The Company believes that its fiduciary duty claims against Tedesco are meritorious. However, there can be no assurance that the Company's claims against Tedesco will be successful, or that alternatively the litigation can be settled on terms manageable to the Company. The need to immediately satisfy the plaintiff's award in the event the Company's claims are unsuccessful would have a material adverse impact on the Company.

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

                                                                        PART II


Item 5.          Market for the Company's Common Equity and Related Stockholder
                 Matters

           The Company's common stock is currently traded on the NASDAQ SmallCap Market under the symbol "INNO". The following sets forth the high and low bid quotations for the Company's common stock in such market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by the Company that the above quotations necessarily reflect an established public trading market in the Company's common stock.

                                                                                          High                   Low
                                                                                          ____                   ___

Fiscal 1996
___________
  First Quarter                                                                           7/8                    7/32
  Second Quarter                                                                          2 3/16                 17/64
  Third Quarter                                                                           1 3/4                  9/16
  Fourth Quarter                                                                          5/8                    3/16

Fiscal 1997
___________
  First Quarter                                                                           1/2                    5/32
  Second Quarter                                                                          5/16                   5/32
  Third Quarter                                                                           31/32                  9/64
  Fourth Quarter                                                                          27/32                  15/32

          As of February 6, 1998, there were approximately 905 record holders of the Company's common stock.

           The Company has never declared or paid a dividend and does not anticipate paying dividends on its common stock in the foreseeable future. In deciding whether to pay dividends on the common stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its capital expenditure requirements.

           In July, 1997 the SEC and NASDAQ revised standards for listing on the NASDAQ SmallCap Market removing certain exemptions for companies whose securities trade for less than $1.00, this change became effective February, 1998. On February 27, 1998 the Company received notice from NASDAQ that it was not in compliance with the revised standards and was given to May 28, 1998 to come into compliance. Prior to the change companies with stockholder's equity greater than $2 million were, for the most part, exempt from the $1.00 bid requirement. Effective February, 1998 the exemption is removed and companies must maintain a $1.00 bid price and tangible new worth of over $2 million.

           The Company's stock has generally traded at prices below $1.00 since November, 1995. The Company has been able to maintain its NASDAQ SmallCap listing by complying with the alternative $2 million stockholder's equity requirement. Under the new NASDAQ requirements the Company could face delisting unless the bid price rises to a minimum of $1.00 through normal markets or such other steps as deemed necessary by the Company. Although the Company will continually use its best efforts to maintain its NASDAQ Small
Cap listing, there can be no assurance that it will be able to do so. If in the future, the Company is unable to satisfy the NASDAQ criteria for maintaining listing, its securities would be subject to delisting, and trading, if any, in the Company's securities would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. ("NASD") "Electronic
Bulletin Board". As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of the Company's Common Stock.

        During the fourth quarter of fiscal 1997 the Company issued an aggregate of 1,840,000 shares of common stock. 1,500,000 shares were issued in a private placement to three accredited investors for $675,000 in gross cash proceeds. 250,000 shares were issued upon the conversion of all the outstanding Class E Warrants and in exchange for $9,000 cash and the extinguishment of debt totaling $66,000. 15,000 shares were issued upon the exercise of a portion of the Class G Warrants for $4,000. 75,000 shares were issued in exchange for debt totalling $52,000. No commissions or other discounts were paid. The shares were issued in reliance upon the exemption under Section 3(A)(9) of, and Rules 901 through 903 promulgated under, the Securities Act of 1933.

        Also in the fiscal fourth quarter of 1997, 1,500,000 of 4,000,000 shares issued to an officer of the Company in exchange for a note were returned to the Company for a prorata reduction in the note of $422,000.

Item 6.  Selected Consolidated Financial Data

           The table below (including the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                         Year Ended                            Year Ended
                                                         November 30,(1)                       October 31,
                                                    _______________________   ______________________________
Income Statement Data:                              1997          1996(2)      1995         1994          1993
                                                    _______________________   ______________________________
                                                                                 (000's except per share amounts)
Net Sales                                           $ 9,458       $ 7,391      $ 5,276      $ 8,028       $12,468
Cost of Goods Sold                                    6,388         4,853        3,808        5,044         6,998
Gross Profit                                          3,070         2,538        1,468        2,984         5,470
Operating Expenses                                    4,590         4,478        3,134        5,389(3)      5,023
Income (loss) from operations                        (1,520)       (1,940)      (1,666)      (2,405)          447
Interest expense                                       (766)         (963)        (511)        (821)         (960)
Income (loss) before income taxes
 (benefit)                                           (1,839)       (3,088)         (67)(4)   (4,124)         (223)
Income (loss) from
  continuing operations                              (1,839)       (3,088)         (67)(4)   (7,905)(5)      (661)(5)
Income (loss) per share
 from continuing operations                            (.05)         (.23)        (.03)       (3.99)         (.63)
Supplemental loss per share from
  continuing operations (6)                               -             -            -        (3.77)         (.14)
Income(loss) from discontinued
 operations (7)                                           -             -         (626)        (685)       (7,268)
Income(loss) per share from
 discontinued operations (7)                              -             -         (.24)        (.34)        (6.92)

Extraordinary gain (loss)                               524 (9)         -         (258) (8)     699 (8)         -
Extraordinary gain (loss) per share                     .01             -         (.09)         .35             -

Net income (loss)                                    (1,315)       (3,088)        (951)      (7,891)       (7,929)
Net income (loss) per share                            (.04)         (.23)        (.36)       (3.98)        (7.55)

Cash dividends declared
 per common share                                         -             -            -            -             -
Weighted Average Shares of
 Common Stock and Common Stock
 Equivalents Outstanding                             34,382        13,613        2,616        1,982         1,050

Balance Sheet Data:
Total Assets                                        $ 9,168       $ 9,433      $ 5,667      $11,143       $19,351
Long-Term Debt                                        1,854         3,303        1,565        1,514         1,759
Common Stock Issuable (10)                                -             -            -            -         2,911
Redeemable Common Stock (11)                              -             -            -        1,423         1,423
Stockholders' Equity                                  3,791         2,275         (230)      (2,372)          951

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

(8) Represents gains and losses resulting from the Chapter 11 reorganization of Spirco. See Note 4 of Notes to Consolidated Financial Statements.

(9) Represents gains from favorable debt settlements completed in the fourth fiscal quarter of 1997. See Note 5 of Notes to Consolidated Financial Statements.

(10) Represents obligations extinguished subsequent to October 31, 1993 by the issuance of common stock.

(11) Represents 189,761 shares of common stock, which were issued in September 1993 to extinguish $1,423,000 of debt and accrued interest, which the Company could have been required to repurchase at $7.50 per share between January 1994 and April 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of 1995 to 1997

           The Company has incurred losses from continuing operations in each of the last three fiscal years, principally as the result of a lack of adequate working capital and, to some extent, lower than expected sales. Prior to August of 1997 the Company's capital resources have been below necessary levels. The losses incurred by the Company's discontinued Spirco and NASCO Products operations also absorbed significant working capital.

           Fiscal 1995 sales were adversely affected by a continuing weakness in the retail sector, and by a shortage of working capital. The Company had projected that its sale of the NASCO Products imported product line would provide it with both immediate working capital and the ability to obtain more traditional accounts receivable and inventory financing, as the terms originally negotiated with the buyer provided for an all cash payment with which the Company could have retired certain existing borrowings. However, shortly before the completion of the sale, the buyer, ANG, advised the Company that it would not proceed on an all cash basis. The Company decided to proceed with the sale to ANG, under revised terms that allowed ANG to pay the purchase up to a three year period, because the preceding process of obtaining league approvals, which had been proceeding since March, 1995, had made it impractical for the Company to alter its restructuring strategy and remain in this business.

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

         As a result of the Company's fiscal 1995 efforts, Innovo increased its sales of craft products in fiscal 1996, which contributed to a 14.2% increase in net sales before considering the effect of the April, 1996 acquisition of Thimble Square, and a 40.1% increase in net sales including those of Thimble Square. However, the Company's increase in net sales was limited by shortages of raw materials during the first half of fiscal 1996, which were caused by a lack of working capital, and by labor shortages experienced during the second, third and fourth quarters of fiscal 1996. These conditions prevented the Company from accepting orders for an estimated $1 million of products, and also adversely affected the Company's gross profit percentage. The Company raised additional working capital in the second and third quarters of fiscal 1996 which was used, in part, to increase raw material levels to more desirable levels. In October, 1996 the Company obtained a three year lease of a sewing facility in Red Boiling Springs, Tennessee. Production at the facility, which began in November, 1996, was used to allow the Company to avoid the effects of the labor shortages through the second quarter of fiscal 1996. In August 1997, as a result of increased production efficiencies at the Company's main plant in Springfield, Tennessee, the Company idled this additional plant.

           The results of operations for fiscal 1996 were also affected by increases in selling, general and administrative expenses that resulted from the Company's pursuit of, and subsequent product development for, new licenses which were obtained in the second half of fiscal 1996. In the third quarter of fiscal 1996 the Company obtained a license to use the Warner Bros. Studios Looney Tunes cartoon characters on various bags and backpacks to be sold in Europe and a license to use the sports drawings of sports artist Gary Patterson on various bags and t-shirts. In the fourth quarter of fiscal 1996 the Company obtained a license to use the Walt Disney Co. cartoon characters on various bags and totes in Europe.

           In general, a period of from four to six months is required, once a license is obtained, to develop and obtain the approval for the art and products for the new license, and produce samples and begin marketing. The Company commenced the product development for these new licenses in the third and fourth quarters of fiscal 1996, and expended approximately $363,000 in fiscal 1996 on those projects. Product development for the Walt Disney and Warner Bros. products continued into the second quarter of fiscal 1997. Because product development on these licenses lasted well into fiscal 1997, the Company missed much of the back-to-school business. Initial orders on the Disney license was shipped in the second half of fiscal 1997 and totaled 4.0% of fiscal 1997 sales. Substantial increases of sales under this license and the Warner Bros. license is anticipated in fiscal 1998.

        The Company acquired Thimble Square on April 12, 1996. Thimble Square's operating results are included in the consolidated results of operations from April 12, 1996. Thimble Square's sales for its fiscal year ended December
31, 1995 were approximately $3 million. Thimble Square operated profitably for many years, but during fiscal 1994 and 1995 (years ended December 31) incurred losses, due principally to lower levels of sales. That lower level of sales, and resulting operating losses, continued through the Company's
1997 fiscal year, in part due to labor shortages, and the Company's use of Thimble Square's production capacity to produce Innovo products.

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

          In October 1996, the Company began the process of restructuring senior management, increasing capitalization and reduction in overhead expenses.
The Company remained focused on these objectives into fiscal 1997. They were addressed collectively in August 1997 by initiating a private placement which brought in an investment group that would also participate in management full time. There were net proceeds to the Company of $1,300,000 raised through this private placement. The investment group consisted of L. E. "Butch"
Smith, Dan Page, Eric Hendrickson and Herb Newton each simultaneously accepting positions on the Board of Directors with Smith serving as Chairman and CEO, Page serving as Chief Operating Officer and Hendrickson serving as V.P. and Treasurer. Patricia Anderson-Lasko relinquished her positions as Chairman and CEO while retaining the position of President and was appointed as the manager of sales.

        Prior to the Smith Group's involvement with the Company, it continued to struggle because of a lack of adequate working capital that adversely effected raw material availability.

           The new management group remained focused on reductions in costs through the fourth quarter of fiscal 1997 and implemented cost reductions that will reduce expenses by an estimated $500,000, annually. The cost reductions included reductions in personnel, closing of the Red Boiling Springs, Tennessee facility and closing of the Pembroke, Georgia plant, except for cutting operations. The Pembroke, Georgia cutting operation was moved to leased space in Baxley, Georgia in December 1997.

           The manufacturing lines in Baxley, Georgia and Springfield, Tennessee were realigned immediately following the plant closings and a significant portion of the equity raised was directed toward making raw materials more readily available while at the same time broadening the number of suppliers.
The fourth quarter of fiscal 1997 had sales of $2,228,000 as compared to $1,687,000 for fiscal 1996 and in spite of the plant closings the Company was able to raise fulfillment rates and reduce overtime from prior periods.

1998 Strategy and Outlook

           In fiscal 1998 the Company will attempt to further increase sales and improve gross margin percentages while reducing overhead expenses.

           - Sales increases are anticipated to come from the products being marketed in Europe under the Walt Disney and Warner Bros. and American pro sports licenses. Additional sales increases may also be produced by the sources that produced the 1997 sales increases.

           - Sales from a new line of apparel to existing customers of t-shirts and night shirts, is also anticipated to impact 1998 sales at Thimble Square.

           - NP International has hired a director of sales for European operations. Management expects this direct hands on involvement to favorably impact sales in Europe.

           - The Company currently believes that it will be able to increase certain product prices in fiscal 1998, and that the changes in the manufacturing and administrative structure of the Company being made under the direction of its new chief executive and operating officers will further reduce product costs and operating expenses. Although such increases could meet customer resistance, causing the Company to either lose or decline and order, the lost sale would generally be one that would not have contributed material gross profits.

           - The Company believes it can further reduce manufacturing costs by using manufacturing alliances it is developing in Mexico to produce certain large run and labor intensive products with domestic goods.
             Management believes that any increase in transportation costs will be more than offset by labor savings.

           As previously discussed, the August 1997 restructuring of senior management has allowed the Company to put cost controls under more direct supervision, and the Company believes that both the increases in sales, and improvements in gross profit margins, can be accomplished without significant increases to fixed overhead costs.

           The Company is also currently evaluating the efficiency of its production facilities. While the Company believes that these facilities are adequate for its current and projected future needs, and its investments therein are recoverable from future operations, it is studying whether further consolidation or relocation of certain facilities might improve efficiency and reduce production costs. If the Company were to decide to relocate or consolidate from any of its owned or leased facilities, such a step could require the Company to record a non-cash charge relating to the closed facility, which charge would adversely effect operating results for the period in which it was recorded.

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

          As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company is engaged in certain litigation. As a result, the Company faces risks concerning the ultimate outcome of these matters, which, if adverse, could have a material adverse effect on the Company.

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

           Fiscal 1997 Compared to Fiscal 1996

        Sales for fiscal 1997 were $9,458,000 which is an increase of $2,067,000 or 28.0% over 1996 fiscal sales of $7,391,000. Higher sales by Innovo and NP International accounted for $1,878,000 of the increase, representing an increase of 31.2% in their sales, and the inclusion of a full 12 months of Thimble Square's sales, which was acquired in April 1996, accounted for the remaining $189,000 increase.

           The increase in Innovo's and NP International's sales resulted principally from increased domestic craft product shipments and domestic sports licensed products. A small portion of the increase was from certain initial shipments of Warner Bros. licensed products in the second quarter. The development of the Walt Disney and Warner products was completed in the second quarter of fiscal 1997. The Company's recent discussions with international customers have indicated that the volume of back-to-school and holiday business in fiscal 1997 was adversely affected by the timing of the product introductions, competitive pricing and poor economic conditions in certain European markets. As a result, the effects of the Warner Bros. and Walt Disney licenses are expected to be more significant in fiscal 1998 with new sourcing which has resulted in lower costs, and recovering economic conditions in certain markets.

           Gross profit as a percentage of sales in fiscal 1997 was 32.5% as compared to 34.3% for the year ended November 30, 1996. The gross profit for Innovo and NP International was 37.9%. The gross profit margins have been less than anticipated because sales for the first half of fiscal 1997 have been heavily weighted towards craft products which generally carry a lower gross margin than licensed products, production inefficiencies caused by the lack of anticipated working capital up to the third quarter and higher than anticipated costs on some items resulting principally from packaging requirements imposed by certain major customers. Gross profit margin was also affected by the full nine months of Thimble Square's sales which, traditionally carry a higher cost of goods sold than Innovo's mix. Gross profit for Thimble Square was 4.6% for the year ended November 30, 1997. Thimble Square's gross profit was adversely affected by its large concentration (67.6% of its fiscal 1997 revenues) of sew only production which carries a lower gross margin than other product lines and use by Innovo for Innovo production.

        Selling, general and administrative ("SG&A") was $4,121,000 for the year ended November 30, 1997 or 43.6% of sales as compared to $3,890,000 or 52.6%
of sales for fiscal 1996. Although SG&A increased from fiscal 1996 and 1997 there was a decrease as a percentage of sales. Of the increase of $231,000 in SG&A, $45,000 is the result of the inclusion of a full year of operations for Thimble Square, legal and professional fees relating to the Company's litigation with certain former employees, debt restructurings, and the Company's year-end reporting and annual meeting caused a $43,000 increase in those costs, and commissions were $90,000 higher in 1997 than 1996 due to increased sales.

          The loss from operations was $1,520,000 for fiscal 1997 as compared to $1,940,000 for the year ended November 30, 1996, an improvement of $420,000.
The improvement is primarily due to increased sales as discussed above.

           Interest expense was reduced $197,000 to $766,000 in fiscal 1997 as compared to $963,000 for fiscal 1996. This reduction resulted from reductions in debt through cash payments and conversion into equity and a reduction in the interest rate charged by Riviera.

         Other income in fiscal 1997 was $447,000 consisting primarily of a gain from legal settlement with former bridge lenders of $166,000 and an override on the sale of NASCO Products, Inc. to ANG of $135,000.

           In the fourth quarter of 1997 the Company recognized an extraordinary gain from debt settlement of $524,000, see Note 5 of the Consolidated financial statements.

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

Results of Discontinued Operations

          Sales for the discontinued NASCO Products operations decreased by $3.2 million from sales in fiscal 1994 of $5,937,000 to sales in fiscal 1995 of $2,777,000. The decline in sales in fiscal 1995 reflected the effects of the weakness in the sporting goods sector of the retail sector, and the effects of the baseball and hockey strikes. The negative effect of those factors was partially offset by sales the Company made at discounted prices to reduce its investment in imported inventory. NASCO Products' fiscal 1995 sales were also impacted by a decline in marketing efforts which took place during, and as a result of, the negotiations with ANG. Additionally, sales for fiscal
1995 represent only sales through July 31, 1995, or for nine months.

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

         The following table presents unaudited quarterly consolidated financial data for the four quarters in each of the years ended November 30, 1997 and 1996. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected quarterly information when read in conjunction with the consolidated financial statements appearing elsewhere herein. The information includes all normal recurring adjustments the Company considers necessary for a fair presentation thereof, in accordance with generally accepted accounting principles.

                                                                                             Quarter Ended
                                   __________________________________________________________________________
                                                   1997                                  1996
                                   __________________________________________________________________________
                                   1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.   1st Qtr.  2nd Qtr. 3rd Qtr. 4th Qtr.
                                   __________________________________________________________________________
                                                       (In thousands, except for per share amounts)

Net sales                          $2,220   $2,112   $2,898   $2,228     $1,319   $2,081   $2,304   $1,687

Gross profit                          762      728    1,210      370        587      810      756      385

Income (loss)
 from continuing
 operations                          (457)    (639)    (253)    (490)      (161)    (436)    (890)  (1,601)

Earnings (loss) per
 share from continuing
 operations                          (.02)    (.03)    (.01)    (.01)      (.02)    (.04)    (.05)    (.08)

Liquidity and Capital Resources

           On an overall basis the Company's liquidity was materially restricted throughout most of fiscal 1995, 1996 and the first three quarters of fiscal 1997. The repayment of the bank borrowings that had financed a significant portion of the losses incurred by the Company's discontinued Spirco and NASCO Products operations absorbed significant working capital. Although the Company has been able to obtain working capital through the private placement of debt and equity securities, the Company's losses, and the other factors discussed above, have had adverse effects on the per share price of the Company's common stock which in turn has impaired the amount and terms of capital available from such sources. The Company has financed its operations and its debt reductions through the issuance of common stock, borrowings and internally generated cash flow. External financing sources provided net capital of $1,895,000 and $2,776,000 in fiscal 1997 and 1996, respectively and required net repayments of $1,787,000 in fiscal 1995, while operations provided (absorbed) cash flow of $(1,247,000), $(2,743,000) and $1,704,000 during those periods.

           Operating cash flows were a negative $1,274,000 for the year ended November 30, 1997. The primary reason was a net loss of $1,315,000. There were also net non-cash gains of $104,000, and decrease in receivables and inventories of $357,000 which was offset by a corresponding decrease in payables and accruals of $307,000.

           Primarily, sales of the Company's common stock for the exercise of common stock purchase warrants of approximately $2.2 million financed the fiscal 1997 loss. A majority of the capital raised came in conjunction with the private placement of $.6 million in the fourth quarter. (See Note 9 to the consolidated financial statements.) The two private placements were $.20 and $.45, respectively.

           The remaining 8% convertible debentures, recorded at $470,000 at November 30, 1996 were converted into 4,127,931 shares of common stock in the first and second quarters of 1997. Additionally, in fiscal 1997, 150,000 shares of common stock were used to extinguish $82,000 in liabilities.

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

         During the third quarter of fiscal 1996 the Company raised an aggregate of $2.0 million, principally from the issuance of 8% Convertible Debentures.
The Company undertook these financings to fund the development of products, advance royalty deposits for the new Warner Bros. license, the repayment of the notes issued in the acquisition of Thimble Square (repaid in September, 1996), the completion of the development of the Florida retail property, and to further reduce accounts payable to increase the availability of trade credit.

          $1,205,000 of the 8% Convertible Debentures were converted into shares of common stock during the fourth quarter of fiscal 1996 (see Note 6 of Notes to Consolidated Financial Statements). Additionally, other notes payable or other liabilities aggregating $423,000 were extinguished during fiscal 1996 through the issuance of a total of 1,269,470 shares of common stock (see Note
9 of Notes to Consolidated Financial Statements).

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

         The Company's issuances of common stock in fiscal 1995 were principally to extinguish debt (including the debt extinguished through Spirco's plan of reorganization). In fiscal 1995 the Company issued 119,813 shares of common stock to reduce by $128,000 the balance of notes payable outstanding at October 31, 1994, and issued 187,049 shares upon the resolution of Class 8 claims in Spirco's reorganization proceeding that were in dispute when the plan was initially implemented (see "- Reorganization of Spirco").
Additionally, the Class 3 Trust sold 359,049 shares of common stock for proceeds of $590,000, which were distributed to the Class 3 claimants, and $350,000 of debt and related accrued interest was tendered as payment for 372,149 shares of common stock that were subsequently issued to the former creditor over the period November, 1995 to May, 1996.

           In April, 1995 Innovo entered into an accounts receivable factoring agreement with Riviera Finance under which the Company obtains advances of 80% of assigned Innovo accounts receivable. Riviera Finance charges 1% of each invoice assigned plus 2% per month of average outstanding advances. Thimble Square was added to the factoring agreement in April, 1996 after Innovo Group's acquisition of that company. During the course of 1997, Riviera revised the terms of their factoring agreement to first advance 90% of eligible receivables of Innovo, and then, in October 1997, Riviera reduced the rates the charged Innovo to .75% of each invoice plus 1.5% per month of average outstanding advances. NP International's sales to foreign customers are generally secured by letters of credit provided by the customer prior to shipment, which are paid upon or shortly after delivery to the customer. The Company utilizes those letters of credit to secure the purchase of the foreign manufactured products included in such orders. Additionally, the Company is generally able to obtain these orders sufficiently in advance of requested delivery to contract for foreign manufacturing of quantities that closely match its sales, and as a result can generally avoid significant investments in foreign manufactured inventories. As a result, this aspect of NP International's business neither requires or provides material borrowings.

        In October 1997 the Company obtained a line of credit for $762,000 with First American Bank collateralized by a certificate of deposit owned by the Company for $462,000 and a certificate of deposit owned by a director of the Company for $300,000. $489,000 was available on the line at November 30, 1997. In December 1997, First American Bank replaced Riviera as the
Company's factor. First American advances 90% of approved invoices and charges Innovo 1% for the first 15 days an invoice is outstanding and .05% per day thereafter to a maximum of 6%. Thimble Square is charged 1.5% for the first 30 days an invoice is outstanding at .033% per day thereafter to a maximum of 6%. There are no established limits on the First America Bank factoring facility.

        In December 1997, the Company negotiated a line of credit at First First Independent Bank for $350,000 collateralized by the equipment of Innovo and Leasall.

           In 1995 the Company paid $936,000 to NBD to eliminate the then outstanding borrowings on Innovo's existing accounts receivable and inventory. The payment to NBD was funded from net proceeds of $1.9 million which the Company received in March 1995 upon the settlement of its lawsuit against the former auditors of Spirco (then NASCO). NBD agreed to continue to advance funds against the accounts receivable and inventories of NASCO Products through July 31, 1995. Effective August 1, 1995, NBD began to apply to the balance due it all of the proceeds from the collection of NASCO Products' accounts receivable, and payments being received by NASCO Products from ANG.

           In July, 1994, the Company obtained a $600,000 working capital loan which was used principally to reduce past due royalties and commissions. The original term of the loan expired in January, 1995. In April, 1995 the Company paid accrued interest through that date, and reduced the outstanding principal to $407,000, using $258,000 from the settlement with Spirco's former auditors. An extension of the maturity to the earlier of October 15, 1995 or the repayment of the NBD facility was obtained in exchange for the issuance of 69,500 shares of common stock and the increase of the loan's interest rate to 20%. In January, 1996, the Company and the lenders extended the maturity of the working capital loan to October 31, 1996 and reduced the interest rate to 16% retroactively to October, 1995. The lenders were granted a security interest, subordinate to NBD's, in the payments to be received from ANG, to be used to retire the working capital loan once NBD had been fully repaid. To obtain the extension, the Company issued 50,000 shares of common stock and issued an additional 6,250 shares each month the extension remained in force. The Company completed the repayment of the borrowings under the NBD credit facility in the third quarter of fiscal 1996 with funds from payments received from ANG. The remaining payments received from ANG were used to reduce the outstanding borrowings on the working capital loan to $213,000 by November 30, 1996. In February, 1997, the holders of $124,000 of such remaining balance agreed to accept $70,000, payable by June 30, 1997 without additional interest, in full satisfaction of such $124,000 balance, in exchange for the release of certain claims by the Company against them. The maturity of the remaining $89,000 due under the loan was extended, under the existing terms, and was paid in fiscal 1997.

           The Company believes that working capital provided by operations and amounts available under the December 1997 line of credit with First
Independent Bank will be sufficient to fund operations and required debt reductions in fiscal 1998. However, due to the seasonality of the Company's business, operating cash flows may be negative during the first half of the year, and the Company may therefore be required to obtain capital through debt or equity financing. The Company believes that additional capital, to the extent needed, could be obtained from a private placement of equity securities, the refinancing of Thimble Square's plants and equipment or the sale of all or a portion of the Florida property. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to have to constrict its operations.

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

        As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company has not yet performed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue nor has it yet reviewed the Company's Year 2000 exposure to customers, distributors, suppliers and banking institutions. Management is presently unable to estimate the costs associated with modification or replacement of systems affected by the Year
2000 issue, however, these costs could be significant.

Other

           Inflation has not had a significant impact on the operations or financial position of the Company.

           The Company has no material commitments or plans for capital expenditures. The Company has certain commitments for minimum royalty payments and may, under certain circumstances, be required to repurchase certain shares of its common stock. See Notes 9 and 10 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

           SFAS No. 128, "Earnings Per Share" is effective for periods ending after December 15, 1997. This statement revised the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company does not expect the adoption of this pronouncement to have a material effect on the previously reported earnings per share data.

           SFAS No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.
It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

Item 8.  Financial Statements


                                                       Innovo Group Inc.
                                     Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                            33

Consolidated Balance Sheets                                                   34

Consolidated Statements of Operations                                         35

Consolidated Statements of Stockholders' Equity                               36

Consolidated Statements of Cash Flows                                         37

Notes to Consolidated Financial Statements                                    38


Financial Statement Schedules are included at Item 14.

Report of Independent Certified Public Accountants



Board of Directors
Innovo Group Inc.

                 We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended November 30, 1997, 1996 and October 31, 1995 and for the period November 1, 1995 to November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years ended November 30, 1997, 1996 and October 31, 1995 and for the period November 1, 1995 to November 30, 1995, in conformity with generally accepted accounting principles.


                                                             /s/BDO SEIDMAN, LLP
                                                                BDO SEIDMAN, LLP




Atlanta, Georgia
February 6, 1998

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                 (000's, except for share data)

                                                                                       November 30,                 November 30,
                                                                                          1997                         1996
                                                                                       ____________                 ___________
ASSETS

CURRENT:
  Cash and cash equivalents (including
    $462 pledged in 1997, Note 6)                                                      $    469                     $     31
  Accounts receivable (Note 6)                                                              895                        1,238
  Inventories (Note 6)                                                                    1,582                        1,749
  Prepaid expenses                                                                           398                          332
                                                                                        _______                      _______
                      TOTAL CURRENT ASSETS                                                3,344                        3,350

PROPERTY AND EQUIPMENT, net (Notes 6 and 7)                                               5,071                        5,188

OTHER ASSETS                                                                                753                          895
                                                                                        _______                      _______
                                                                                       $  9,168                     $  9,433
                                                                                        _______                      _______
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6)                                                               $  1,131                     $    921
  Current maturities of long-term
   debt (Note 7)                                                                            211                          224
  Accounts payable                                                                        1,412                        1,861
  Accrued expenses                                                                          769                          954
                                                                                        _______                      _______
                      TOTAL CURRENT LIABILITIES                                           3,523                        3,960

LONG-TERM DEBT, less current
  maturities (Note 7)                                                                     1,854                        3,079
OTHER                                                                                         -                          119
                                                                                        _______                      _______
                      TOTAL LIABILITIES                                                   5,377                        7,158
                                                                                        _______                      _______
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 4 and 9):
  Common stock, $.01 par - shares
   authorized 70,000,000 in 1997 and
   30,000,000 in 1996; issued 44,596,133
    in 1997 and 26,530,577 in 1996                                                          446                          265
  Additional paid-in capital                                                             28,429                       25,076
  Promissory Note - Officer                                                                (703)                           -
  Deficit                                                                               (21,955)                     (20,640)
  Treasury stock, 119,691 shares                                                         (2,426)                      (2,426)
                                                                                        _______                      _______
                      TOTAL STOCKHOLDERS' EQUITY                                          3,791                        2,275
                                                                                        _______                      _______
                                                                                       $  9,168                     $  9,433
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

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (000's except earnings per share information)

                                                                                                       Transition       Year Ended
                                                                  Year Ended                             Period         October 31,
                                                                  November 30,                         November 1-30,   __________
                                                              1997                  1996                   1995           1995
                                                            ________             _________             __________         ____
NET SALES                                                   $  9,458             $  7,391              $   281            $ 5,276

COST OF GOODS SOLD                                             6,388                4,853                  166              3,808
                                                             _______              _______              _______             ______
               Gross profit                                    3,070                2,538                  115              1,468

OPERATING EXPENSES
               Selling, general and administrative             4,121                3,890                  233              2,728
               Depreciation and amortization                     469                  588                   31                406
                                                              ______              _______              _______             _______
               Income (loss) from operations                  (1,520)              (1,940)                (149)            (1,666)

INTEREST EXPENSE                                                (766)                (963)                 (33)              (511)

OTHER INCOME (EXPENSE), net (Note 1(m))                          447                 (185)                 (12)             2,110
                                                              ______              _______              _______             _______
               Income (loss) before income taxes
                  (benefit)                                   (1,839)              (3,088)                (194)               (67)

INCOME TAXES (BENEFIT) (Note 8)                                    -                    -                    -                  -
                                                             _______              _______              _______             _______
INCOME (LOSS) FROM CONTINUING OPERATIONS                      (1,839)              (3,088)                (194)               (67)
                                                             _______              _______              _______             _______
DISCONTINUED OPERATIONS, NET OF TAXES (Note 3)
               Results of discontinued NASCO Products
                 operations                                        -                    -                    -               (927)
               Gain on sale of NASCO Products operations           -                    -                    -                301
                                                             _______              _______               ______              ______
                                                                   -                    -                    -               (626)
                                                             _______              _______              _______              _______
EXTRAORDINARY ITEM (Notes 4 and 5)                               524                    -                    -               (258)
                                                             _______              _______              _______              _______
NET INCOME (LOSS)                                           $ (1,315)            $ (3,088)             $  (194)            $  (951)
                                                             _______              _______              _______              _______
EARNINGS (LOSS) PER SHARE:
               Continuing operations                        $   (.05)            $   (.23)             $  (.05)            $  (.03)
               Discontinued operations (Note 3)                    -                    -                    -                (.24)
               Extraordinary item (Notes 4 and 5)                .01                    -                    -                (.09)
                                                             _______              _______              _______              _______
               Net income (loss)                            $   (.04)            $   (.23)             $  (.05)            $  (.36)
                                                             _______              _______              _______              _______
WEIGHTED AVERAGE SHARES OUTSTANDING                           34,382               13,613                3,846               2,616
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

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (000's except for shares)

                                                                             Additional    Retained   Promissory
                                          Common Stock       Stock           paid-in       earnings   Note       Treasury
                                     Shares       Amount     Subscription    capital       (deficit)  Officer    stock    Total
                                     ______       ______     ____________    _______       ________   ________   ________ _____
BALANCE, November 1, 1994            2,146,372     $ 21       $    -         $17,485       $(16,407)       -     $(3,471)  $(2,372)

Issuance of common stock
  Spirco reorganization (Note 4)       546,103        5            -           1,116              -        -            -    1,121
  Extinguishment of debt               119,873        1          350             127              -        -            -      478
  Loan extension                        69,500        1            -             121              -        -            -      122
  Other                                  2,500        -            -               9              -        -            -        9
  Costs of issuances                         -        -            -             (60)             -        -            -      (60)
Expiration of put options              189,761        2            -           1,421              -        -            -    1,423
Cancellation of treasury shares        (24,047)       -            -          (1,082)             -        -        1,082        -
Net loss                                     -        -            -               -           (951)       -            -     (951)
                                     _________    _____        _____          ______       ________   ______      _______   ______
BALANCE, October 31, 1995            3,050,062       30          350          19,137       (17,358)       -       (2,389)    (230)
Issuances of common stock
  Exercise of warrants                 750,000        8            -             232             -        -            -      240
  Subscription agreement                60,793        1          (58)             57             -        -            -        -
  Spirco reorganization (Note 4)        18,000        -            -              12             -        -            -       12
Issuance of stock option (Note 7)            -        -            -             700             -        -            -      700
Net loss                                     -        -            -               -          (194)       -            -     (194)
                                     _________    _____        _____          ______       ________   ______      _______   ______
BALANCE, November 30, 1995           3,878,855       39          292          20,138       (17,552)       -       (2,389)     528
Issuances of common stock
  Cash                               7,316,282       73            -           1,737             -        -            -    1,810
  Subscription agreements              311,356        3         (292)            289             -        -            -        -
  Spirco reorganization (Note 4)       312,994        3            -             295             -        -            -      298
  Manufacturing agreement            1,200,000       12            -             388             -        -            -      400
  Thimble Square acquisition (Note 4)1,241,176       12            -             621             -        -            -      633
  Extinguishment of debt             1,269,470       13            -             410             -        -            -      423
  Conversion of debentures (Note 7)  7,521,912       75            -             915             -        -            -      990
  Exercise of warrants and options   3,372,730       34            -             412             -        -            -      446
  Loan fees (Note 7)                   105,802        1            -              31             -        -            -       32
Debt settlement                              -        -            -               -             -        -          (37)     (37)
Issuance of warrants (Note 8)                -        -            -              40             -        -            -       40
Issuance costs                               -        -            -            (200)            -        -            -     (200)
Net loss                                     -        -            -               -        (3,088)       -            -   (3,088)
                                     _________    _____        _____          ______       _______   ______       ______    _____
BALANCE, November 30, 1996          26,530,577      265            -          25,076       (20,640)       -       (2,426)   2,275
Issuances of common stock
  Smith group purchase               6,750,000       68            -           1,282             -        -            -    1,350
  Cash                               1,500,000       15            _             660             -        -            -      675
  Conversion of debenture            4,127,931       41            -             359             -        -            -      400
  Exercise of stock purchase right   4,000,000       40            -           1,085             -   (1,125)           -        -
  Conversion of convertible notes    2,100,000       21            -             383             -        -            -      383
  Exercise of warrants                 765,000        8            -             135             -        -             -      143
  Debt settlement                       75,000        1            -              50             -        -            -       51
  Other                                247,625        2            -              41             -        -            -       43
  Cost of issuances                          -        -            _             (85)            -        -            -      (85)
Retire shares subject to stock
  purchase right                    (1,500,000)     (15)           -            (407)            -      422            -        -
Warrant repurchase                           -        -            -            (150)            -         -            -     (150)
Net Loss                                     -        -            -               -       (1,315)       -            -   (1,315)
                                    __________     ____        _____         _______       _______   ______     ________   ______
BALANCE, November 30, 1997          44,596,133     $446        $   0         $28,429      $(21,955)  $ (703)    $(2,426)  $3,791

See accompanying notes to consolidated financial statements.

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (000's)

                                                                Year Ended                           Transition      Year Ended
                                                                 November 30,                           Period        October 31,
                                                         _______________________                    November 1-30,   __________
                                                         1997                  1996                   1995           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
               Net (loss)                                $(1,315)             $(3,088)              $  (194)            $  (951)
               Adjustments to reconcile net
               (loss) to cash provided by
               (used in) operating activities:
                  Depreciation and amortization              469                  588                    26                 412
                  Provision for uncollectible accounts       153                   78                     -                 102
                  (Gain) on disposal of discontinued
                   operations                                  -                    -                     -                (395)
                  Extraordinary (gain) or loss              (524)                   -                     -                 258
                  Other                                        -                    6                    (2)                  -
                  Changes in assets and liabilities:
                        Accounts receivable                  190                 (430)                  821                 279
                        Inventories                          167                 (406)                  (14)              4,430
                        Prepaid expenses                     (66)                 560                  (672)                (25)
                        Accounts payable                    (173)                 558                  (688)               (867)
                        Accrued expenses                    (134)                (598)                  556              (1,032)
                        Other                                (14)                 (11)                   (2)               (507)
                                                          ______               ______                _______             ______
Cash provided by (used in) operating activities           (1,247)              (2,743)                 (169)              1,704
                                                          ______               ______                _______             ______
CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital expenditures                         (469)                (379)                    -                 (19)
               Increase in other assets                       43                    -                     -                   4
               Proceeds from sale of discontinued operations   -                  257                     -                 100
               Disposal of fixed assets                      216                    -                     -                   -
                                                          ______               ______                _______             ______
Cash provided by (used in) investing activities             (210)                (122)                    -                  85
                                                          ______               ______                _______             ______
CASH FLOWS FROM FINANCING ACTIVITIES:
               Addition of notes payable                     869                    -                   300                 356
               Repayments of notes payable                  (221)                (444)                 (245)             (1,970)
               Additions to long-term debt                     -                1,675                     -                   -
               Debt issue costs                                -                 (285)                    -                   -
               Repayments of long-term debt                 (729)                (226)                  (12)               (113)
               Proceeds from issuance of common stock      2,168                2,256                   240                   -
               Stock issuance costs                          (85)                (200)                    -                 (60)
               Warrant repurchase                           (150)                   -                     -                   -
               Other                                          43                    -                     -                   -
                                                          ______               ______                _______             ______
Cash provided by (used in) financing activities            1,895                2,776                   283              (1,787)
                                                          ______               ______                _______             ______
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 438                  (89)                  114                   2

CASH AND CASH EQUIVALENTS, at beginning of period             31                  120                     6                   4
                                                          ______               ______                _______             ______
CASH AND CASH EQUIVALENTS, at end of year                $   469              $    31               $   120             $     6
                                                          ______               ______                _______             ______


See accompanying notes to consolidated financial statements.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Nature of business

         Innovo Group Inc. ("Innovo Group") is a holding company, the principal assets of which is the common stock of three operating subsidiaries, Innovo, Inc. ("Innovo"), NASCO Products International, Inc. ("NP International") and Thimble Square, Inc. ("Thimble Square"), which Innovo Group acquired in
April, 1996 (see Note 2). Innovo Group and its wholly-owned subsidiaries are referred to as "the Company".

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

          NP International distributes in foreign, principally European markets, nylon sports bags and backpacks, imprinted or embroidered with logos or other designs licensed from various sports and entertainment related licensors. NP International generally receives payment at the time of shipment.

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

        NASCO Products, Inc., also a wholly owned subsidiary, imported a line of canvas and nylon sport bags, backpacks, equipment bags, and other sporting goods products imprinted or embroidered with emblems and logos licensed from various sports related licensors, principally the major professional sports teams. NASCO Products, Inc. granted credit to customers, substantially all of which were major retailers and mail order catalog businesses. Effective
July 31, 1995 the Company disposed of and discontinued the import operations of NASCO Products, Inc. (see Note 3).

         The Company operated in a single business segment, the manufacture and sale of Innovo's and NP International's canvas and nylon consumer products, throughout fiscal 1995. Thimble Square's operations are classified as a separate business segment ("apparel products"). See Note 11. Sales to two customers (one a customer of Innovo, and one a customer of Thimble Square) accounted for 28.8%, and 11.1% of net sales for the year ended November 30, 1997. Sales to foreign customers, principally in Europe, accounted for 16.4%, 12,1% and 27.5% of net sales in fiscal 1997, 1996 and 1995, respectively.

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

(d)        Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates most significantly affect the amortization of goodwill (see Note 1(g)), the evaluation of contingencies (see Note 10), and the determination of allowances for accounts receivable (see Note 1(i)) and inventories (see Note 1(e)).

(e)        Inventories

       Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

           Inventories consisted of the following:

                                                                       November 30,
                                                                     1997                      1996
                                                                   (000's)                    (000's)
Finished goods                                                   $   680                   $   440
Work-in-process                                                      246                       719
Raw materials                                                        692                       663
                                                                  ______                    ______
                                                                   1,618                     1,822
Less inventory reserve                                               (36)                      (73)
                                                                  ______                    ______
                                                                 $ 1,582                   $ 1,749
                                                                  ______                    ______

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

         Fixed assets and fixed assets to be disposed of are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 121. Under the standard, where there is a significant change in use or value of a long-lived asset, the asset is written down to recoverable value if it is determined that recoverable value is less than the Company's cost basis. SFAS No. 121 was adopted in fiscal 1997 and has not had a material effect on the Company's consolidated financial statements.

           Property and equipment consisted of the following:

                                                                          Useful
                                                                      Lives                       November 30,
                                                                     (Years)                   1997                      1996
                                                                     _______                _________                 _________
                                                                                             (000's)                   (000's)
Buildings, land and
  improvements                                                      88-20                  $ 4,575                   $ 4,351
Machinery and equipment                                               5-8                    1,526                     1,766
Furniture and fixtures                                                3-8                      674                       412
Transportation equipment                                              5                         65                        65
Leasehold improvements                                                5-8                        3                        11
                                                                                            ______                    ______
                                                                                             6,843                     6,605

Less accumulated depreciation
  and amortization                                                                          (1,772)                   (1,417)
                                                                                            ______                    ______
Net property and equipment                                                                 $ 5,071                   $ 5,188
                                                                                            ______                    ______

         The cost and accumulated depreciation for assets utilized under capital leases were $475,000 and $36,000, respectively, at November 30, 1997.

        Due to the incorporation of the Pembroke, Georgia operation into Baxley, Georgia, the above also includes the Pembroke real estate, that is held for sale, recorded at a net book value of $500,000 at November 30, 1997. The Pembroke real estate is recorded in the apparel products business segment and no gain or loss was recognized in relation to the classification of the asset as held for sale.

                                          INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)        Other assets

           Other assets consisted of the following:

                                                                                  November 30,
                                                                               1997                        1996
                                                                              (000's)                    (000's)
Goodwill, net of accumulated
  amortization                                                              $  702                    $   786
Debt issue costs, net                                                            8                         80
Other                                                                           43                         29
                                                                             _____                     ______
                                                                            $  753                    $   895
                                                                             _____                     ______

        Goodwill, which arose in the Company's acquisition of Thimble Square, is being amortized over a period of ten years. The Company assesses the recoverability of goodwill by comparison to the projected undiscounted cash flows from the acquired operations. If such a comparison indicates impairment, unamortized goodwill will be reduced to equal the present value of such projected cash flows. The amortization of goodwill for the years ended November 30, 1997 and 1996 were $84,000 and $56,000, respectively. Accumulated amortization at November 30, 1997 and 1996, were $140,000 and $56,000, respectively.

           Cost incurred in the issuance of debt securities or to obtain bank financing are capitalized and are amortized as a component of interest expense using the level yield method.

        The Company charges to expense in the year incurred costs to develop new products and programs. Amounts charged to expense approximated $182,000, $363,000 and $39,000 in fiscal 1997, 1996 and 1995, respectively.

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

(i)        Revenue recognition

       Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. The Company provides an allowance ($106,000 and $66,000 at year ended November 30, 1997 and 1996, respectively) for estimated losses to be incurred in the collection of accounts receivable.

(j)        Earnings per share

           Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Common stock equivalents consist of outstanding options and warrants. Common stock

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

equivalents were not considered in the computation of weighted average common shares as their effect would have been antidilutive.

         On June 8, 1995 the Company declared a one-for-ten reverse stock split, effective June 19, 1995. All share and per share amounts have been restated to reflect the effects of the reverse stock split.

(k)        Stock Options

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method prescribed by SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

                                                               (000's except per share information)
                                                                       1997                           1996
                                                                       ____                           ____
Net income (loss) - as reported                                       $(1,315)                       $(3,088)
Net income (loss) - pro forma                                          (1,496)                        (3,088)
Net income (loss) per common share - pro forma                           (.04)                       (.23)

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997; expected volatility of 40%; risk-free interest rate of 5.8%; and expected lives from one to five years.

(l)        Statement of cash flows

           Cash and cash equivalents are generally comprised of highly liquid instruments with original maturities of six months or less, such as treasury bills, certificates of deposit, commercial paper and call and time deposits.

                                                                                   Year Ended                          Year Ended
                                                                                   November 30,                        October 31,
                                                                               1997                      1996          1995
                                                                               (000's)                   (000's)       (000's)
           Cash paid for interest                                              $   767                   $   618       $ 576
           Cash paid for income taxes                                          $     -                   $     -       $   -

         During fiscal 1997 the Company issued stock to extinguish an aggregate of $855,000 of liabilities.

       During fiscal 1996 the Company issued common stock in connection with the acquisition of Thimble Square (see Note 2), to extinguish an aggregate of $423,000 in liabilities, as a loan fee extension, to acquire manufacturing services (see Notes 4, 6 and 9) and upon the conversion of $1,205,000 of 8% Convertible Debentures (see Note 7). The Company also issued stock warrants and a mortgage note to acquire property for $1.5 million (see Note 7).

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (Continued)
NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

           During fiscal 1995 the Company issued common stock and common stock subscriptions to extinguish an aggregate of $1,599,000 in liabilities, as a loan extension fee, and for stock awards. See Notes 4, 6 and 9.

(m)        Other Income (Expense)

           Other income in fiscal 1995 includes a $1.9 million gain from the settlement from litigation.

(n)        Financial Instruments

           The fair values of the Company's financial instruments (consisting of cash, accounts receivable, accounts payable, notes payable, long-term debt and notes payable officer) do not differ materially from their recorded amounts.

         The Company neither holds, or is obligated under, financial instruments that possess off-balance sheet credit or market risk.

(o)        New Accounting Pronouncements

           SFAS No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements.
It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

        SFAS No. 128, "Earnings Per Share" is effective for periods ending after December 15, 1997. This statement revised the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per share data. The Company does not expect the adoption of this pronouncement to have a material effect on the previously reported earnings per share data.

NOTE 2 - ACQUISITIONS

          On April 12, 1996, the Company acquired 100% of the outstanding common stock of Thimble Square, Inc. ("Thimble Square") for an aggregate of $1.1 million, paid by the issuance of shares of the restricted common stock of the Company. In a concurrent transaction, Thimble Square acquired from its stockholders a plant it had previously leased from them in exchange for (a) $300,000 paid by the issuance of shares of the restricted common stock of Innovo Group, and (b) the issuance by Thimble Square of $200,000 of unsecured notes payable, which were paid in September, 1996. The Company also issued
                                           INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Continued)

NOTE 2 - ACQUISITIONS (continued)

95,686 shares in payment of a finder's fee related to the acquisition.

     A total of 2,840,784 shares of the Company's common stock were initially issued to effect the acquisition. However, in August, 1996, upon completion of the audit of Thimble Square's financial statements and the appraisal of its plants and equipment, the number of shares was, pursuant to the terms of the merger agreement, reduced by 519,608 shares. Additionally, at the time of the acquisition Thimble Square owned 1,080,000 shares of the Company's common stock as a result of the January, 1996 manufacturing agreement between the companies (see Note 7). As a result of the acquisition, Innovo Group reacquired, and retired, those shares, and the net increase in the number of shares of Innovo Group common stock outstanding was 1,241,176 shares.

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

NOTE 3 - DISCONTINUED OPERATIONS

           The components of income (loss) from discontinued operations are as follows:

                                                                                                         Year ended
                                                                                                         October 31,
                                                                                                         ________
                                                                                                         1995

                                                                                                         (000's)

           Results of discontinued NASCO
             Products operations                                                                         $  (927)
           Gain on sale of NASCO Products
             operations                                                                                      301
                                                                                                         _______
                                                                                                         $  (626)
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

           For each license ANG paid NASCO Products $187,500 ($750,000 in the aggregate), of which $100,000 was paid on July 31, 1995. The remaining
$650,000 was payable, without interest, in monthly installments equal to 5% of ANG's aggregate sales of the licensed products. The final payment was made in December, 1997. NASCO Products transferred to ANG its existing inventory of these products, for which ANG paid approximately 67% of NASCO Products' cost over a six month period. The gain of $301,000 recognized in fiscal 1995 from the sale of the NASCO Products' domestic operations reflects the recording of the payments to be received from ANG over the next three years at their present value, discounted at 10% per annum. Payments from ANG were pledged and paid to certain secured debts of Leasall, Innovo and Innovo Group of which NASCO Products was a guarantor.
                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Continued)

NOTE 3 - DISCONTINUED OPERATIONS (concluded

           In addition, through December 1997, ANG was making ongoing annual payments to NASCO Products of 2% of sales under each of the National Football League, Major League Baseball and National Hockey League licenses, and 1% of sales under the NBA license. ANG will pay 1.5% and .5% of sales hereafter. The payments will continue for forty years unless a license expires or is terminated and is not renewed or reinstated within twelve months.

           The revenues and expenses relating to the disposed NASCO Products imported product line were as follows:

                                                                               Year ended
                                                                               October 31,
                                                                               ___________
                                                                                 1995
                                                                                 ____
                                                                                 (000's)

           Net sales                                                           $  2,777
           Cost of goods sold                                                    (2,532)
           Selling, general and
             administrative expenses                                             (1,043)
           Interest expense                                                         (79)
           Other                                                                    (50)
           Income tax benefit                                                         -
                                                                               ________
           Income (loss) from operations                                       $   (927)
                                                                               ________

           Interest expense was allocated to the discontinued operations in accordance with EITF 87-24, which provides for allocating interest to a discontinued operation based on the relationship of the net assets employed in the discontinued operation to the Company's consolidated net assets.

NOTE 4 - REORGANIZATION OF SPIRCO

        On August 5, 1994 the U.S. Bankruptcy Court for the Western District of Pennsylvania issued an order confirming the plan of reorganization of Spirco, and the confirmed plan was implemented and made effective on November 7, 1994. Spirco had filed for reorganization under Chapter 11 of the Bankruptcy Code on August 27, 1993. Innovo Group, Innovo, NP International and NASCO Products were not parties to the filing.

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Continued)

NOTE 4 - REORGANIZATION OF SPIRCO (concluded)

           Spirco's creditors were divided into six categories. Administrative expenses were paid in cash. Spirco's equipment and mortgage debt, which had been guaranteed by Innovo Group, were assumed by Leasall Management, Inc. ("Leasall"), a newly formed subsidiary. Other Spirco liabilities that were secured or that had been guaranteed by Innovo Group were paid in full through the issuance of 222,000 shares of Innovo Group common stock on the basis of $2.84 per share. The claim of the Internal Revenue Service was satisfied through the issuance to the IRS of 25,000 shares of common stock.
Additionally, the IRS foreclosed on 30,000 shares of common stock that had been personally pledged to it by the Company's president.

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

           For financial reporting purposes the shares of common stock issued pursuant to Spirco's plan of reorganization to satisfy the secured, Innovo Group guaranteed and IRS claims were recorded as issued on October 31, 1994 at a value of $2.84 per share, which represents the per share value determined pursuant to the plan of reorganization. The claims contributed to the Class 3 Trust were reflected as a separate item on the Company's consolidated balance sheet. As shares of common stock were sold by the Class 3 Trust, the satisfaction of those claims and the issuance of those shares was reflected based on the net proceeds received and distributed by the Class 3 Trust. The implementation of Spirco's plan of reorganization resulted in the discharge of all of its remaining indebtedness, including the claims of Spirco's general unsecured creditors and of Innovo Group, Innovo and NASCO Products, for intercompany advances to Spirco. During fiscal 1995 the Company recorded extraordinary charges of $285,000 for changes in the estimates of allowed claims.

NOTE 5 - DEBT SETTLEMENTS

       In the fourth quarter of 1997 the Company settled debts with 44 creditors recorded at $930,000. The Company made cash payments totaling $406,000, thereby recognizing an extraordinary gain in the amount of $524,000.

                                           INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Continued)

NOTE 6 - NOTES PAYABLE

           Notes payable consisted of the following:

                                                                                                               November 30,
                                                                                                           1997          1996
                                                                                                         ____________    ________
                                                                                                         (000's)         (000's)

Accounts receivable factoring facility                                                                   $   504         $   468
Bank credit facility                                                                                         273              -
Working capital loan                                                                                           -             213
NP International loan                                                                                        251             100
Other                                                                                                        103             140
                                                                                                          ______          ______
                                                                                                         $ 1,131         $   921
                                                                                                          ______          ______

           Innovo and Thimble Square previously borrowed under an accounts receivable factoring facility with Riviera Finance ("Riviera") under which Riviera advanced 90% and 80% of assigned accounts receivable, respectively. The factoring facility provides for advances up to $1,500,000. Riviera charged .75% of each invoice assigned plus 1.5% per month of outstanding advances. Borrowings under the facility are collateralized by assigned accounts receivable, which aggregated $603,000 and $652,000 at November 30, 1997 and 1996, respectively.

        In December 1997 the Company replaced its accounts receivable factoring facility with Riviera with a facility with First American Bank ("First American"). Under the facility, First American advances 90% of approved invoices. There is no established limit on the total facility. First
American charges Innovo 1% for the first 15 days an invoice is outstanding and .05% per day thereafter until paid, up to a maximum of 6%. Thimble
Square is charged 1.5% for the first 30 days an invoice is outstanding and
 .033% per day thereafter, also to a maximum of 6%. The facility is secured by first position on accounts receivable and inventory and personal guarantees of management members of the Smith Group (see Note 9(a)).

           In December, 1995, the Company obtained a $300,000 short-term loan, collateralized by the common stock of NP International, which bears interest at 12%. At November 30, 1997 and 1996, $251,000 and 100,000, respectively, was outstanding on this loan. The lender is a company owned and controlled by a relative of the Company's President. The Company is in default on the payment terms of this note but has not received notice or demand from DWL.

         In October 1997 Innovo Group obtained a secured bank line of credit of $762,000. $273,000 was outstanding on the line at November 30, 1997. The line is collateralized by a $462,000 certificate of deposit owned by the Company and a $300,000 certificate of deposit owned by a director of the Company. The line expires along with the pledge of certificates of deposit in May 1998. The line of credit is at the bank's prime which was 8.5% at November 30, 1997.

       Also in December 1997 the Company entered into a revolving line of credit with a bank for $365,000 at a fixed rate of 9.5%. The line is secured by

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (Continued)
NOTE 6 - NOTES PAYABLE (concluded)

equipment owned by Innovo and Leasall and the personal guarantees of management members of the Smith Group. The line of credit expires in December 1998.

         The weighted average interest rate on outstanding short-term borrowings was 17.7% and 18.7% at November 30, 1997 and 1996, respectively.

NOTE 7 -  LONG-TERM DEBT

           Long-term debt consisted of the following:

                                                                                          November 30,         November 30,
                                                                                             1997                 1996
                                                                                           (000's)              (000's)
        Notes payable to ICON Cash Flow Partners,
          L.P., Series D ("ICON")                                                          $     -              $   268

        Leasall first mortgage loan                                                            783                  876

        Non-recourse first mortgage on
          Florida property                                                                     759                  787

        Thimble Square SBA loan                                                                194                  214

        Thimble Square first mortgage loan                                                     112                  140

        Capital plant lease obligation                                                         211                  221

        Capitalized equipment lease obligation                                                   -                  151

        8% Convertible Debentures                                                                -                  470

        Other                                                                                    6                  176
                                                                                            ______               ______
        Total long-term debt                                                                 2,065                3,303

        Less current maturities                                                               (211)                (224)
                                                                                            ______               ______
                                                                                          $ 1,854              $ 3,079
                                                                                            ______               ______

           The ICON loan bore interest at 11% and was collateralized by all the equipment and personal property located at the Company's main office in Springfield, Tennessee. The loan was originally obtained by Spirco, and was assumed by Leasall in connection with the implementation of Spirco's plan of reorganization (see Note 4). Innovo and NASCO Products had each guaranteed the obligations of Leasall under this loan.

        Leasall's first mortgage loan is collateralized by a first deed of trust on the real property in Springfield, Tennessee and by an assignment of key-man life insurance on the president of the Company in the amount of $950,000. The loan bears interest at 2.75% over the lender's prime rate (which was 8.50% at November 30, 1997) and requires monthly payments of $9,900. In order for the loan to be guaranteed by the Small Business Administration ("SBA"), Innovo Group, Innovo, NASCO Products, and the president of the
Company agreed to act as guarantors for Spirco's obligations under the loan agreement.

        In November, 1995 the Company acquired a facility which it developed as an indoor retail outlet featuring antique and flea market shops. The $1.5 million purchase price was paid by the issuance to the seller of (i) warrants to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share through March, 1998, and (ii) an $800,000 first lien non-
                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Continued)

NOTE 7 -  LONG-TERM DEBT (continued)

recourse mortgage secured by the property. The mortgage is payable $25,500 quarterly; all unpaid principal, and interest (which accrues at the rate of 9.5% per annum) is due January, 2006. Construction period interest of $79,000 was capitalized during fiscal 1996. The stock option was exercised in March, 1996. The Company also issued a warrant, exercisable for the purchase of 100,000 shares at $.01 per share, as a finder's fee on the property acquisition. The warrant was exercised in April, 1996.

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

       In fiscal 1996 the Company privately placed $1,625,000 of 8% Convertible Debentures due September 30, 1998. As of November 30, 1996 $1,205,000 of the 8% Convertible Debentures had been converted into 7,521,912 shares of common stock. During fiscal 1997 the remaining $470,000 of convertible debentures was converted into 4,127,932 shares of common stock.

           Principal maturities of long-term debt as of November 30, 1997 are as follows:

                      Year ending November 30,                                                                           Amount
                                                                                                                         (000's)

                      1998                                                                                               $  211
                      1999                                                                                                  117
                      2000                                                                                                  284
                      2001                                                                                                  120
                      2002                                                                                                  134
                      Thereafter                                                                                          1,199

                                            INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            (Continued)

NOTE 8 -  INCOME TAXES

            No Provision for income tax for any of the last three fiscal years has been provided for, as income tax benefits arising from net operating losses are offset by corresponding increases in the deferred tax asset valuation.

                    Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities:

                                                                                                                 November 30,
                                                                                                              1997       1996
                                                                                                           (000's)        (000's)
Deferred tax assets:
   Allowance for doubtful accounts                                                                         $   36        $   22
   Inventory reserves                                                                                          18            57
   Property and equipment                                                                                     111            91
   Other                                                                                                       31            62
   Benefit of net operating loss
    carryforwards                                                                                           3,664         3,183
                                                                                                           ______         ______
Gross deferred tax assets                                                                                   3,860         3,415
Deferred tax assets valuation allowance                                                                    (3,860)       (3,415)
                                                                                                           ______        ______
Net deferred tax assets                                                                                    $    -       $    -
                                                                                                           ______        ______

            The valuation allowance for deferred taxes decreased in fiscal 1996 as the result of the reduction in the net operating loss carryforward resulting from the limitations of Internal Revenue Code Section 382, as discussed below.

             The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                                                                      Year ended
                                                                                          November 30,                 October 31,
                                                                                        1997               1996           1995
                                                                                      _______              _____       __________
                                                                                            (000's)
Computed tax (benefit)
  at the statutory rate                                                                  (34%)              (34%)        (34%)
State income tax                                                                            -                  -            -
Change in valuation allowance                                                             34%                34%          34%
                                                                                       ______               ____         ____
                                                                                           -                   -            -
                                                                                       ______               ____         ____

                                         INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (Continued)

NOTE 8  - INCOME TAXES (concluded)

                The Company has consolidated net operating loss carryforwards of approximately $27.9 million expiring through the year 2012. However, as the result of "changes in control" as defined in Section 382 of the Internal
Revenue Code, approximately $25 million of such carryforwards may be subject to an annual limitation, which is currently estimated to be a minimum of $432,000, subject to adjustment. Such limitation would have the effect of limiting to approximately $9 million the future taxable income which the Company may offset through the year 2012 through the application of its net operating loss carryforwards. A subsidiary of the Company has state tax net operating loss carryforwards of approximately $12.1 million to offset state taxable income. These carryforwards expire in varying amounts between the years 1999 and 2006.

NOTE 9 - STOCKHOLDERS' EQUITY

                (a)        Common Stock

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

                                          INNOVO GROUP INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                 (Continued)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

             During the third quarter of fiscal 1996 the Company completed the private placement of aggregate of 1,751,516 shares of its common stock for net cash proceeds of $560,000. The placements included the issuance of warrants for the purchase of 775,758 shares of the Company's common stock exercisable for five years at an exercise price of $.52 per share. In connection with the third quarter fiscal 1996 placements of common stock and the 8% Convertible Debentures, the Company issued to the placement agent warrants (Class I warrants) for the purchase of an aggregate of 1,220,588 shares of its common stock, subject to adjustment, exercisable for a period of five years at an exercise price of $.17 per share. In the third quarter of fiscal 1997 all the outstanding Class I warrants were repurchased by the Company for $150,000.

           An aggregate of 1,269,470 shares of common stock, and 250,000 Class E and 50,000 Class G common stock purchase warrants, were issued during fiscal 1996 to extinguish an aggregate of $423,000 of indebtedness. The extinguished indebtedness included the remaining $300,000 of Subordinated Collateralized Notes.

          During the first quarter of fiscal 1997 the Company issued $271,000 in 10% unsecured convertible promissory notes due January 1998. The notes were convertible into 2,100,000 shares of common stock. Also, in connection therewith, the Company issued 500,000 Class J warrants. the warrants expired in January 1998 and held an option price of $.125 per share. In the second quarter of fiscal 1997 the notes were converted and the warrants were exercised for net cash proceeds of $63,000.

            On April 4, 1997 the Company's stockholders approved the increase in the number of authorized shares of common stock to 70 million.

         On August 4, 1997, the Company's president exercised a stock purchase right (the "Purchase Right") awarded her by the board of directors on February 12, 1997. The Purchase Right entitled her to purchase up to 4 million shares of the Company's common stock during the period April 30, 1997 to April 30, 2002 at a price of $.28125 per share. The officer paid for the shares by the delivery of a non-recourse promissory note, bearing no interest, due April 30, 2002. The note is collateralized by the shares purchased therewith, which shares would be forfeited to the extent the note is not paid on or before maturity, and would be payable (including prepayable), in whole or in part, by the delivery to the Company of (i) cash, or (ii) other shares of the Company's common stock that the officer has owned for a period of at least six months, which shares would be credited against the note on the basis of the closing bid price for the Company's common stock on the date of delivery. Any dividends or distributions made with respect to shares collateralizing any unpaid note will be held in the escrow to be established for such shares and note until such time, if any, as the related note is paid. In November 1997, 1,500,000 shares subject to this Purchase Right were returned to the Company for a pro-rata reduction in the note. Concurrently, Ms. Anderson-Lasko relinquished any further rights to such 1,500,000 shares of common stock. At November 30, 1997, $703,000 remains outstanding under this Promissory Note.

                                           INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    (Continued)
NOTE 9 - STOCKHOLDERS' EQUITY (continued)

               On August 13, 1997, the Company issued 6,750,000 shares of common stock to a group of investors ("the Smith Group") for $1,350,000 pursuant to a stock purchase agreement also dated August 13, 1997 between members of the Smith group, the Company and Patricia Anderson-Lasko. Concurrent with the execution of the stock agreement and in conjunction with employment agreements with key executives, the Company granted 2,925,000 in non-qualified stock options to those executives. Subject to vesting provisions, the options remain exercisable until August, 2002 at a price of $.3315 per share. At November 30, 1997 487,500 options were vested.

            During the fourth quarter of fiscal 1997 15,000 Class G warrants and all 250,000 Class E warrants were exercised. In connection therewith, the Company extinguished $66,000 in indebtedness and received $14,000 in cash. Additionally, in the fourth quarter of fiscal 1997 the Company received net proceeds of $645,000 in a private placement for 1,500,000 shares of common stock.

          In fiscal 1997, an aggregate of 4,277,931 shares of common stock were issued to extinguish a total of $482,000 in indebtedness, including the remaining amounts outstanding of the 8% convertible debentures.

                As of November 30, 1997 the Company has outstanding common stock purchase warrants as follows:

                             Class                 Exercise Price                             Shares                   Expiration
                             _____                 ______________                             ______                   __________

                              G                          $.28                                  35,000                   May 1998
                              H                          $.52                                 775,758                   August 2001

       The Company also has outstanding at November 30, 1997, 2,925,000 in non-qualified stock options of which 487,500 were exercisable at $.33125.

       The Company has reserved 3,685,758 shares for issuance upon the exercise of the outstanding common stock purchase warrants and options.

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

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

           (b)  Stock Compensation

           The Company adopted a Stock Option Plan (the "1991 Plan") in December 1991 (amended in April 1992) under which 100,000 shares of the Company's common stock have been reserved for issuance to officers, directors, consultants and employees of the Company under the terms of the 1991 Plan.
The 1991 Plan will expire on December 10, 2001.

       The 1991 Plan provides for the issuance of "incentive stock options" (as defined in the Internal Revenue Code) and non-qualified options to officers, directors, consultants and employees of the Company. The exercise price of incentive stock options must be equal to the fair market value of the underlying common stock on the date of grant. The exercise price of non-qualified stock options must be at least 50% of the fair market value of the common stock on the date of issuance.

           The following table summarizes the activity in the 1991 Plan for the periods indicated:

                                                                                          Exercise
                                                            Options                       Price                         Options
                                                            Outstanding                   Per Share                     Exercisable
                                                            ___________                   _________                     ___________
Outstanding at
  October 31, 1994                                             4,500                      $10 - $3.80                  4,500
    Canceled                                                  (1,500)                     $10
    Granted                                                        -
                                                              ______
Outstanding at
  October 31, 1995                                             3,000                      $3.80                         3,000
    Canceled                                                       -
    Granted                                                        -
                                                              ______
Outstanding at
  November 30, 1996                                            3,000                      $3.80                         3,000
    Canceled                                                       -
    Granted                                                        -
                                                              ______
Outstanding at
  November 30, 1997                                            3,000                      $3.80                         3,000
                                                              ______

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

           The Company leases certain property, buildings and equipment. Rental expense for the years ended November 30, 1997, 1996 and October 31, 1995 was approximately $63,000, $54,000, and $50,000, respectively. The minimum rental commitments under noncancellable operating leases as of November 30, 1997 are as follows: 1998, $40,000; 1999, $33,000; 2000, $12,055.

          The Company displays characters, names and logos on its products under license agreements that require royalties ranging from 7% to 17% of sales.
The agreements expire through 1998 and require annual advance payments
(included in prepaid expenses) and certain annual minimums. Royalties were $363,000, $441,000 and $402,000 for fiscal 1997, 1996 and 1995, respectively.

           Four executive officers of the Company have entered into employment agreements that expire in August 1999. The Company or the employee may terminate the agreement at any time for cause, or without cause with 60 days notice and 12 months severance. Annual salaries under the employment agreements are $157,500, $70,000, $30,000 and $30,000.

       In Michael J. Tedesco v. Innovo, Inc., Innovo Group Inc., Rick Binet, and Patricia Anderson-Lasko, f/k/a/ Patricia M. DeAlejandro, the Company appealed a $700,000 judgement awarded by a jury for employment benefits, including stock compensation, it found to be due to an ex-employee who it nonetheless found had been properly terminated for cause. In August, 1994, the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of Tedesco's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claims concerning the trademark as well as his claims for wrongful termination, fraud and conspiracy. However, the jury awarded Tedesco approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law.
As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the questions of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial of the Company's claims of breach of fiduciary duty by Tedesco, which trial is scheduled for March 1998. In connection with its appeal the Company has pledged as an appeal bond of 200,000 shares of its unissued common stock.
The Company continues to believe that the ultimate resolution of the case is unlikely to result in a material loss. An adverse outcome of the Company's appeal to the Texas Supreme Court, which is scheduled for March 1998, and of the Company's claims against Tedesco, could result in a loss of up to $400,000.
                                          INNOVO GROUP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  (Continued)
NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

        As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue during the next two years. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company has not yet performed a comprehensive review of its computer programs to identify the systems that would be affected by the Year 2000 issue nor has it yet reviewed the Company's Year 2000 exposure to customers, distributors, suppliers and banking institutions. Management is presently unable to estimate the costs associated with modification or replacement of systems affected by the Year
2000 issue, however, these costs could be significant.

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                (Concluded)

NOTE 11 - SEGMENT INFORMATION

        Information concerning the two segments in which the Company operated in fiscal 1997 and 1996 is as follows:

                                                                                 Year ended
                                                                                November 30,
                                                                               1997                   1996
                                                                               ____                   ____
                                                                                      (000's)
Net Sales
   Canvas and Nylon
    Consumer Products                                                          $7,901                 $6,023
   Apparel Products                                                             1,557                  1,368
   General Corporate                                                                -                      -
                                                                                _____                  _____
   Consolidated                                                                 9,458                  7,391
                                                                                _____                  _____

Income (loss) from operations
   Canvas and Nylon
    Consumer Products                                                             125                   (965)
   Apparel Products                                                              (520)                   (12)
   General Corporate                                                           (1,125)                  (963)
                                                                                _____                  _____
   Consolidated                                                                (1,520)                (1,940)
                                                                                _____                  _____

Indentifiable assets
   Canvas and Nylon
    Consumer Products                                                           2,768                  3,657
   Apparel Products                                                             2,376                  2,830
   General Corporate                                                            4,204                  2,946
                                                                                _____                  _____
   Consolidated                                                                 9,168                  9,433
                                                                                _____                  _____

Capital expenditures
   Canvas and Nylon
    Consumer Products                                                              35                     48
   Apparel Products                                                                 -                  1,525
   General Corporate                                                              434                    331
                                                                                _____                  _____
   Consolidated                                                                   469                  1,904
                                                                                _____                  _____

Depreciation and amortization
   Canvas and Nylon
    Consumer Products                                                             185                    397
   Apparel Products                                                               202                    134
   General Corporate                                                               82                     57
                                                                                _____                  _____
   Consolidated                                                                   469                    588
                                                                                _____                  _____

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                  Not applicable.

                                                                   PART III

Item 10.  Directors and Executive Officers

           The following table sets forth certain information regarding the directors and executive officers of the Company as of February 28, 1998.

Name                                                                           Age                               Position
____                                                                           ___                               ________
L. E. Smith                                                                     50                               Chairman of the
                                                                                                                 Board, Chief
                                                                                                                 Executive Officer,
                                                                                                                 Director

Dan Page                                                                        49                               Chief Operating
                                                                                                                 Officer, Director

Patricia Anderson-Lasko (2)                                                     38                               President, Director

J. Eric Hendrickson                                                             45                               Vice President,
                                                                                                                 Treasurer, Director

Herb Newton (1)(2)(3)                                                           47                               Director


Marvin M. Williamson (1)(2)(3)                                                  58                               Director

____________________

(1)    Member of the audit committee of the board of directors.
(2)    Member of the executive compensation committee of the board of directors.
(3)    Member of the stock option committee of the board of directors.

           L. E. Smith became the chairman and chief executive officer of the Company in August, 1997. For more than five years prior thereto Mr. Smith has served as the president of Smith & Smith, Inc., a privately held company engaged in real estate investing in Tennessee. Mr. Smith is also the managing partner of Forbus Capital, LLC, Capital Management, LLC and Crawford Properties, LLC, each of which is a privately held real estate investment company.

        Patricia Anderson-Lasko has been President and a director of the Company since August 1990, and President of Innovo since her founding of that company in 1987. From August, 1990 until August, 1997 Ms. Anderson-Lasko was also the Chairman and Chief Executive Officer of the Company.

        Daniel A. Page became the chief operating officer and a director of the Company in August, 1997. From June, 1993 until August, 1997, Mr. Page was the principal operating and executive officer of Southeast Mat Company, a privately held manufacturer of automobile mats. Prior thereto Mr. Page was the president of Tennessee Properties Company, a privately held real estate development company.

         J. Eric Hendrickson became vice president, treasurer and a director of the Company in August, 1997. From February, 1997 until August, 1997, Mr. Hendrickson was engaged as a consultant for Smith & Smith, Inc. From
December 1995 until February, 1997 Mr. Hendrickson held an executive officer and director position with a state chartered bank, and from February, 1994 until May, 1995 held a similar position with a regional banking subsidiary of a federally chartered bank holding company. From November, 1984 until February, 1994 Mr. Hendrickson held various executive positions with banking subsidiaries of NationsBank, N.A.

           Herb J. Newton became a director of the Company in August, 1997. Mr. Newton's principal occupation for in excess of the last five years has been the ownership of retail automobile dealer franchises.

        Marvin Williamson has been a director of the Company since August 1990. From April 1982 to June 1987, he was a Vice President and Mortgage Sales Manager for First Boston Corp. in New York City. From June 1987 through
August 1990 he was Vice President of Mortgage Sales for Greenwich Capital, Greenwich, Connecticut. From August 1990 to April 1991 Mr. Williamson was a Senior Vice President with Alliance Funding Co. in Montvale, New Jersey. In April 1991 he left Alliance Funding Co. to establish his own business, Marvin Williamson Associates, a mortgage investment brokerage and consulting firm in New Canaan, Connecticut. Mr. Williamson is currently a registered representative of First Sentinel Securities Ltd., a member firm of the National Association of Securities Dealers, Inc.

           Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting or until his successor has been elected and qualified. Vacancies in the board of directors are filled by a majority vote of the remaining members of the board of directors. Pursuant to the Stock Purchase Agreement, the Company has agreed that the current six members of the board of directors will be the Company's director nominees at the next annual meeting of stockholders.

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

         Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended November 30, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

                                                                        Summary Compensation Table


                                                                                       Long Term Compensation
                                                                                       ______________________
                                         Annual Compensation                                  Awards          Payouts
                                         ___________________                                  ______          _______
                                                                    Other
                                                                    Annual        Restricted                  LTIP       All Other
                                                                    Compen-       Stock                                  Compen-
Name and Principal                                                  sation        Award(s)     Options/       Payouts    sation
Position                Year        Salary($)        Bonus($)       ($)           ($) (1)      (#)            ($)        ($)
________                ____        _________        ________       _______       _______      ________       _______    ________
L. E. Smith, Chief      1997        $  8,981(2)          -          0             0            1,600,000(2)   0          -
Executive Officer,
and Chairman of the
Board

Patricia Anderson-      1997        $157,500             -          4,070(4)      0                    0      0          -
Lasko, President        1996         171,354(3)          -          1,346(4)      0                    0      0          -
                        1995         175,000(3)          -          2,791(4)      0                    0      0          -

(1) No executive officer received or held restricted stock awards during or at the end of fiscal 1997, 1996, or 1995.

(2) Mr. Smith Became employed in August, 1997 and is compensated at an annual rate of $30,000. In connection with his employment, Mr. Smith was granted 1,600,000 in non-qualifying stock options. The options vest over a 24 month period. At November 30,1997, 266,667 of the options were vested.

(3) At the request of the Company Ms. Anderson-Lasko deferred the payment of $51,000 of her fiscal 1995 salary until fiscal 1996.

(4) During fiscal 1997, 1996 and 1995 Ms. Anderson-Lasko received life insurance benefits in the aggregate amount of $4,070, $1,346 and $2,019, respectively.

                                                                     Option Grants in Last Fiscal Year

                                                                                        Potential
                                                                                        Realized Value at
                                                                                        Assumed Annual
                                                                                        Rates of Stock Price
                                                                                        Appreciation
                      Individual Grants                                                 for Option Term
________________________________________________________________________________________________________________
   (a)                (b)                     (c)                   (d)        (e)                    (f)                   (g)
                                              % of
                      Number of               Total
                      Securities              Options
                      Underlying              Granted to            Exercise
                      Options                 Employees             or Base
                      Granted                 in Fiscal             Price      Expiration
Name                  (/)                     Year                  (S/Sh)     Date                   5% ($)                10% ($)
________________________________________________________________________________________________________________
L. E. Smith,
Chief Executive
Officer and
Chairman of
the Board             1,600,000               55%                   $.33       8/31/02                $54,080               $110,880



                                                 Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

   (a)                (b)                               (c)                             (d)                       (e)
                                                                                        Number of
                                                                                        Securities                Value of
                                                                                        Underlying                Unexercised
                                                                                        Unexercised               In-the-Money
                                                                                        Options at                Options at
                                                                                        FY-End (/)                FY-End ($)

                      Shares Acquired                                                   Exercisable/              Exercisable/
Name                  on Exercise (/)                   Value Realized ($)              Unexercisable             Unexercisable
________________________________________________________________________________________________________________

L. E. Smith,
Chief Executive
Officer and
Chairman of
the Board                  -                                 -                          233,333/                  $153,125/
                                                                                        1,366,667                 $896,875

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

             Ms. Anderson-Lasko and Messrs. Newton and Williamson served on the executive compensation committee of the board of directors during the past fiscal year. Although Ms. Anderson-Lasko, the Company's President served on the Company's executive compensation committee, she did not participate in any decisions regarding her own compensation as an executive officer.
Messrs. Newton and Williamson are not officers of the Company.

Employment Agreements

           In August 1997 the Company entered into employment agreements with L.
E. Smith, Dan Page, Eric Hendrickson and Patricia Anderson-Lasko. The agreements expire in August 1999, but provide that the terms may be extended for additional one-year periods, starting in August 1999, at the election of the parties. The employment agreements provide that L. E. Smith, Dan Page, Eric Hendrickson and Patricia Anderson-Lasko shall be employed as the chief executive officer, chief operating officer, treasurer and president, respectively, of the Company at annual base salaries of $30,000, $30,000, $70,000 and $157,000 and shall be eligible for such increases in salary, other bonuses and payments as the Board of Directors shall direct.

               The employment agreements contain provisions requiring certain severance payments in the event the Company terminates employment other than for cause, death or disability. In such event, after 60 days notice, the officers are entitled to a severance payment equal to the annual salary provided for in their agreements. Such severance is to be paid in 12 equal monthly installments.

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

           The 1991 Plan is administered by the stock option committee appointed by the Company's board of directors. The current members of the stock option committee are Messrs. Newton and Williamson. No member of the stock option committee will be eligible to participate in a grant of options pursuant to the 1991 Plan.

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

          As of February 6, 1998, the Company had outstanding options to acquire a total of 3,000 shares of the Company's common stock held by officers and other employees of the Company under the 1991 Plan. No options granted under the 1991 Plan have been exercised.

Stock Bonus Plan

          The board of directors has authorized and may in the future authorize the issuance of restricted stock to certain employees of the Company.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

               The following table sets forth information with respect to the beneficial ownership of the Company's common stock on February 28, 1998 by
(i) each of the Company's executive officers or directors, (ii) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the common stock, and (iii) all directors and executive officers of the Company as a group.

                                                                                Shares Beneficially Owned (1)
                                                                                _____________________________
                      Name                                                      Number                                   Percent
__________________________________________________________________________________________
L.E. Smith (2)                                                                   3,455,336 (3) (4)                       7.6%
27 North Main Street
Springfield, Tennessee 37172

Patricia Anderson-Lasko                                                          2,861,439 (5) (6) (7) (8)               6.3%
27 North Main Street
Springfield, TN 37172

Daniel A. Page  (2)                                                              2,838,330 (9)                           6.2%
27 North Main Street
Springfield, Tennessee 37172

J. Eric Hendrickson (2)                                                            500,000                               1.1%
27 North Main Street
Springfield, Tennessee 37172

Marvin M. Williamson                                                                22,000                                *
53 Fitch Lane
New Canaan, CT  06840

Herb J. Newton  (2)                                                              2,308,335                               5.1%
2865 Camp Branch Road
Buford, Georgia 30519

All Executive Officers                                                          11,985,440(2) (3) (4) (5)               26.3%
and Directors as a Group                                                                  (8) (9)
(6 persons)

_________________
* Less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Shares outstanding and eligible to vote exclude 200,000 shares held as an appeal bond for the Company's appeal of the Tedesco litigation
(see Note 10 of Notes to Consolidated Financial Statements). Under the terms of the bond, such shares are not eligible to vote.

(2) Messrs. Smith, Page, Hendrickson and Newton are deemed to be a "group" (the Smith Group) for purposes of Section 13(d) of the Exchange Act.
In certain circumstances the Smith Group may be entitled to direct the manner in which shares owned by Patricia Anderson-Lasko are voted, and the Smith
Group holds rights of first refusal with respect to certain shares of common stock.

(3) Includes 2,458,335 shares owned by Forbus Investments, L.P., a limited partnership comprised of members of the family of Mr. Smith. The management of Forbus Investments, L.P. resides in two general partner limited liability companies controlled by Mr. Smith. Mr. Smith disclaims beneficial ownership of the shares owned by Forbus Investments, L.P.

(4) Includes 600,000 shares subject to options exercisable, or which become exercisable within 60 days of the date hereof, by Mr. Smith.

(5) Includes 79,432 shares owned by DWL International, a corporation in which Ms. Anderson-Lasko's spouse, Donald W. Lasko, holds a controlling interest.

(6) Includes 2.5 million shares purchased by Ms. Anderson-Lasko pursuant to the 1997 Stock Purchase Right Award, awarded to her in February, 1997. Under the terms of the 1997 Stock Purchase Right Award, Ms. Anderson-Lasko was permitted to, and elected to, pay for the purchase of the 2.5 million shares ("the 1997 Award Shares") by the execution of a non-recourse note ("the Note") to the Company for the exercise price of $.28125 per share ($703,125) in the aggregate). The Note is due, without interest, on April 30, 2002, and is collateralized by the 1997 Award Shares purchased therewith. Ms. Anderson-Lasko may pay, or prepay (without penalty) all or any part of the Note by (i) the payment of cash, or (ii) the delivery to the Company of other shares of the Company's common stock (other than the 1997 Award Shares) that Ms. Anderson-Lasko has owned for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the Company's common stock on the date of delivery. The 1997 Award Shares will be forfeited and returned (at the rate of one shares per $.28125) to the Company to the extent the Note is not paid on or before its maturity; accordingly, the number of shares owned by Ms. Anderson-Lasko could decrease in the future.

(7) In certain circumstances the Smith Group may be entitled to direct the manner in which shares owned by Ms. Anderson-Lasko are voted. See "-
Voting Agreements."

(8) Includes 2.5 million shares (the 1997 Award Shares) as to which the Smith Group holds rights of first refusal. See "-Rights of First Refusal."

(9) Includes 450,000 shares subject to options exercisable, or which become exercisable within 60 days of the date hereof, by Mr. Page.

Item 13.  Certain Relationships and Related Transactions

              In December, 1995, the Company obtained a $300,000 12% short term loan collateralized by the common stock of NP International from DWL International. Donald W. Lasko, the husband of Patricia Anderson-Lasko, is an officer and stockholder of DWL International. $200,000 of the loan was repaid in fiscal 1996, together with interest of $22,000. In fiscal 1997 the Company borrowed an additional $155,000 on this note and repaid $4,000. Interest paid on the note in fiscal 1997 was $9,000.

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

10.29         License Agreement dated July 7, 1997 between
              National Football League Properties, Inc. and
              Innovo Group Inc.

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

10.40         License Agreement dated August 1, 1997
              between NBA Properties, Inc. and Innovo, Inc.

10.41         License Agreement dated August 1, 1997
              between NBA Properties, Inc. and NASCO
              Products International, Inc.

10.42         Merger Agreement dated April 12, 1996 between
              Innovo Group Inc. and TS Acquisition, Inc.
              and Thimble Square, Inc. and the Stockholders
              of Thimble Square, Inc.*                                                                              10.1 (13)

10.43         Property Acquisition Agreement dated
              April 12, 1996 between Innovo Group Inc.,
              TS Acquisition, Inc. and Philip Schwartz
              and Lee Schwartz.*                                                                                    10.2 (13)

10.44         License Agreement between Innovo, Inc. and
              Anheuser-Busch Cos., Inc.*                                                                            10.57(14)

10.45         License Agreement between Innovo Group Inc.
              and Warner Bros. dated June 25, 1996.*                                                                10.45(15)

10.46         License Agreement between Innovo Group Inc.
              and Walt Disney dated September 12, 1996.*                                                            10.46(15)

10.47         Indenture of Lease dated October 12, 1993
              between Thimble Square, Inc. and Development
              Authority of Appling County, Georgia*                                                                 10.47(15)

10.48         Lease dated October 1, 1996 between Innovo,
              Inc. and John F. Wilson, Terry Hale, and
              William Dulworth*                                                                                     10.48(15)

21            Subsidiaries of the Registrant                                                                        21 (13)

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

               (11) Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated July 31, 1995 filed September 13, 1995.

               (12) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1995.

               (13) Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated April 12, 1996, filed April 29, 1996.

               (14) Registration Statement on Form S-1 (No. 333-03119) of Innovo Group Inc., as amended June 28, 1996.

               (15) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1996.

  (b)          Reports on Form 8-K

          On September 13, 1996, the Company filed a Current Report on Form 8-K that included certain updated historical and pro forma financial information relating to the acquisition of Thimble Square.

                            Report of Independent Certified Public Accountants
                                           on Financial Statement Schedules



Board of Directors
Innovo Group Inc.


           The audits referred to in our report to Innovo Group Inc. and subsidiaries, dated February 6, 1998 which is contained in Item 8, included the audits of the schedule listed under Item 14(a)(2).
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

           In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




                                                          /s/BDO SEIDMAN, LLP
                                                             BDO SEIDMAN, LLP

Atlanta, Georgia
March 18, 1998

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
                                 Balance at              Charged                  Charged to                              Balance
                                 Beginning               to Costs                 Other Accounts-        Deductions-       at End
Description                      of Period               and Expenses             Describe               Describe         of Period
___________                      _________               ____________             ________               ________         _________

Allowance deducted
  from asset to
  which it applies:

Allowance for
  doubtful accounts:

  Year ended November 30,
    1997                           $ 66,000                $153,000                 $      -               $113,000(A) $106,000
  Year ended November 30,
    1996                             99,000                  78,000                        -                 111,000(A)   66,000
  Year ended October 31,
    1995                            117,000                 102,000                        -                120,000(A)   99,000

Allowance for inventories:

  Year ended November 30,
    1997                           $ 73,000                $      -                 $      -               $ 37,000(B) $ 36,000
  Year ended November 30,
    1996                             18,000                  55,000                        -                      -      73,000
  Year ended October 31,
    1995                            759,000                       -                        -                741,000(B)   18,000



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

                                                    INNOVO GROUP INC.


                                                    By:/s/ L. E. Smith
                                                    L. E. Smith
                                                    Chairman of the Board, and
                                                    Chief Executive Officer

March 18, 1998

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

Signature and Title                                                                                              Date
___________________                                                                                              ____

/s/ L. E. Smith
L. E. Smith
Chairman of the Board,
Chief Executive Officer
and Director                                                                                          March 18, 1998

/s/ Dan Page
Dan Page
Chief Operating Officer                                                                               March 18, 1998

/s/ Patricia Anderson-Lasko
Patricia Anderson-Lasko
President and Director                                                                                March 18, 1998

/s/ J. Eric Hendrickson
J. Eric Hendrickson
Vice President, Treasurer
and Director                                                                                          March 18, 1998

/s/ Herb Newton
Herb Newton
Director                                                                                              March 18, 1998

/s/ Marvin N. Williamson
Marvin N. Williamson
Director                                                                                              March 18, 1998