Form 10-Q
period 1998-02-28
INNOVO GROUP INC
filed 1998-04-14
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C.  20549

                                                                       FORM 10-Q

(Mark One)
(X)                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                       THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998.

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

            Class                                Outstanding as of April 1, 1998
          _________________________              _______________________________
          Common stock, par
          value of $.01 per share                             44,726,442 shares

                                                              INNOVO GROUP INC.
                                                                          INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1. Financial Statements

          Condensed consolidated balance sheets as of
          February 28, 1998 and November 30, 1997                              3

          Condensed consolidated statements of operations
          for the three months ended February 28, 1998
          and February 28, 1997                                                4

          Condensed consolidated statements of cash flows
          for the three months ended February 28, 1998
          and February 28, 1997                                                5

          Notes to condensed consolidated financial statements                 6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10


PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings                                         13

Item 2.             Changes in Securities                                     13

Item 4.             Submission of Matters to a Vote of Security
                    Holders                                                   13

Item 6.             Exhibits and Reports on Form 8-K                          13


Signature Page                                                                14

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                                              INNOVO GROUP INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (000's except for share data)
                                                                   (Unaudited)

                                                                                  February 28,                  November 30,
ASSETS                                                                               1998                           1997
CURRENT ASSETS
 Cash and cash equivalents                                                       $    572                       $    469
 Accounts receivable                                                                1,421                            895
 Inventories                                                                        1,586                          1,582
 Prepaid expenses                                                                     204                            398
                                                                                  _______                        _______
          TOTAL CURRENT ASSETS                                                      3,783                          3,344

PROPERTY AND EQUIPMENT, net                                                         4,977                          5,071
OTHER ASSETS                                                                          724                            753
                                                                                  _______                        _______
                                                                                 $  9,484                       $  9,168
                                                                                  _______                        _______

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                                   $  1,581                       $  1,131
 Current maturities of long-term debt                                                 205                            211
 Accounts payable                                                                   1,283                          1,412
 Accrued expenses                                                                   1,041                            769
                                                                                  _______                        _______
          TOTAL CURRENT LIABILITIES                                                 4,110                          3,523

LONG-TERM DEBT, less current
 maturities                                                                         1,844                          1,854
                                                                                  _______                        _______

          TOTAL LIABILITIES                                                         5,954                          5,377
                                                                                  _______                        _______
STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  70,000,000; issued 44,846,133 shares in
  1998 and 44,596,133 shares in 1997                                                  448                            446
 Additional paid-in capital                                                        28,581                         28,429
 Promissory Note - Officer                                                           (703)                          (703)
 Deficit                                                                          (22,370)                       (21,955)
 Treasury stock, 119,691 shares                                                    (2,426)                        (2,426)
                                                                                  _______                        _______
          TOTAL STOCKHOLDERS' EQUITY                                                3,530                          3,791
                                                                                  _______                        _______

                                                                                 $  9,484                       $  9,168
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

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)
                                         (000's except per share information)

                                                                  Three months ended
                                                             _____________________________
                                                             February 28,                  February 28,
                                                                1998                          1997
                                                             ___________                   ___________
NET SALES                                                    $ 2,243                       $ 2,220

COST OF SALES                                                  1,375                         1,458
                                                              ______                        ______
  Gross Profit                                                   868                           762

OPERATING EXPENSES
  Selling, general and
   administrative                                              1,075                         1,058
  Depreciation and amortization                                  116                           111
                                                              ______                        ______
  Income (loss) from operations                                 (323)                         (407)

INTEREST EXPENSE                                                (103)                         (184)

OTHER INCOME - Net                                                11                           134
                                                              ______                        ______
  Income (loss) before income
   taxes (benefit)                                              (415)                         (457)


INCOME TAXES (BENEFIT):                                           -                              -
                                                              ______                        ______

NET INCOME (LOSS)                                            $  (415)                      $  (457)
                                                              ______                        ______
EARNINGS (LOSS) PER SHARE:                                   $  (.01)                      $  (.02)
                                                              ______                        ______
WEIGHTED AVERAGE SHARES OUTSTANDING                           44,564                        28,363
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

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)
                                                                     (000's)

                                                                             Three months ended
                                                                       _____________________________
                                                                       February 28,                  February 28,
                                                                          1998                          1997
                                                                       ___________                   ___________

CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                  $  (383)                      $   (483)
                                                                        _______                       _______
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
   Capital expenditures                                                     (1)                             -
                                                                        _______                       _______
   Net cash provided by (used in)
    investing activities                                                    (1)                             -
                                                                        _______                       _______
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to notes payable                                            1,023                            446
   Repayments of notes payable                                            (520)                            (7)
   Additions to long-term debt                                               -                             95
   Repayments of long-term debt                                            (16)                           (56)
                                                                        _______                       _______
   Net cash provided by (used in)
    financing activities                                                   487                            478
                                                                        _______                       _______
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                          103                             (5)

CASH AND EQUIVALENTS, (beginning
    of period)                                                             469                             31
                                                                        _______                       _______
CASH AND EQUIVALENTS, (end of period)                                  $   572                       $     26
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

                                             INNOVO GROUP INC. AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (Unaudited)


NOTE 1:             BASIS OF PRESENTATION

          The condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly-owned subsidiaries (collectively "the Company"). The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

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

NOTE 2:             INVENTORY

                    Inventory consisted of the following:

                                                             February 28,                  November 30,
                                                                 1998                          1997
                                                             ____________                  ____________
                                                                                  (000's)
                    Finished goods                           $   728                       $   680
                    Work-in-process                              245                           246
                    Raw materials                                649                           692
                    Inventory reserve                            (36)                          (36)
                                                              ______                        ______
                       Total                                 $ 1,586                       $ 1,582
                                                              ______                        ______

                                             INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                                   (Unaudited)


NOTE 3:             NOTES PAYABLE

          Notes payable consisted of the following:

                                                             February 28,                  November 30,
                                                                 1998                          1997
                                                             ___________                   ___________
                                                                                 (000's)
          Accounts receivable
           factoring facility                                $   332                       $   504
          Bank credit facilities                                 965                           273
          NPI International loan                                 251                           251
          Other                                                   33                           103
                                                              ______                        ______
                                                             $ 1,581                       $ 1,131
                                                              ______                        ______

          During April 1998 the Company entered into a term loan agreement for $650,000 with Commerce Capital Corp. The loan is secured by an assignment of a shareholder note. The origination fee for the loan included 100,000 warrants exercisable at $.01 with a final maturity of April 1, 2003. The maturity of the loan is March 31, 2002 at a rate of 13.5%.

NOTE 4:             STOCKHOLDERS' EQUITY

          In January 1998 the Company issued 100,000 shares of common stock in payment of a consulting contract for marketing services. The services will be rendered through November 1999.

          In February 1998 the Company issued 150,000 shares of its common stock to two employees, one of which was a former director of the Company, as payment of $54,000 of indebtedness due the employees and as full payment for the remaining terms of their employment contracts which continue through April 1999.

          The Company has adopted the provisions of SFAS No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. Diluted earnings per share has not been presented because the impact of the assumed exercise of the Company's stock options and warrants would have been anti-dilutive. The assumed exercise of the Company's options and warrants may have a dilutive effect in the future.

          The changes in common stock, additional paid-in capital, and treasury stock during the first quarter of fiscal 1998 were as follows:

                                                                Additional   Promissory
                                            Common Stock         paid-in     Note           Treasury Stock
                                        Shares       Amount      capital     Officer           Shares          Amount
                                        ______       ______     __________   __________     _____________      ______
                                                     (000's)    (000's)      (000's)                           (000's)

Balance, November 30, 1997              44,596,133   $ 446     $28,429       $ (703)        (119,691)           $(2,426)
Issuance of common stock
  Extinguishment of debt
    and related fees                       250,000       2         152
                                        __________    ____      ______       ______         ________            _______
Balance, February 28, 1998              44,846,133    $ 448     $28,581      $ (703)        (119,691)           $(2,426)

                                             INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                                                   (Unaudited)

NOTE 5:             CONTINGENCIES

          In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company. The complaint, as amended, sought compensation damages of at least $13.5 million. In
August, 1994 the trial court granted the Company's motion for partial summary judgement and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgement interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgement as not supported by the evidence or improper as a matter of law. As a result, the judgement, including post-judgement interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom.
The appeals court remanded the case to the trial court for trial on the Company's claim of breach of fiduciary duty by Tedesco. The trial was completed in April 1998 and the jury found in favor of the Company.
Based on the most current information made available to the Company an adverse outcome of the Company's claims against Tedesco, could result in an estimated loss up to $188,000, compared to $400,000, as previously reported. The final amount of the award has not yet been determined by the court.
The Company will be entitled to offset any damages it is awarded against the Tedesco award. In connection with its appeals the Company has pledged as an appeal bond 200,000 shares of its unissued common stock.
The Company continues to believe that the ultimate resolution of the case is unlikely to result in a material loss.

          In May, 1996, a foreign manufacturer that had previously supplied imported products to NASCO Products filed suit against NASCO Products asserting that it is owed approximately $300,000 in excess of the amount presently recorded by NASCO Products. NASCO Products and the supplier had previously reached an agreement on the balance owed (which is the balance recorded), as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases from that supplier of products distributed internationally by NP International. The Company has denied the supplier's claims, and has asserted affirmative defenses, including the supplier's late shipment of the original products, and the supplier's refusal to accept and fill NP
                                             INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (concluded)
                                                                   (Unaudited)

NOTE 5:             CONTINGENCIES (concluded)

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Sales for the first quarter of fiscal 1998 were $2,243,000 compared to sales of $2,220,000 for the three months ended February 28, 1997.
Sales for Innovo and NP International were $1,960,000 for the first quarter of fiscal 1998, compared to $1,770,000 for the same quarter of fiscal 1997, representing a 10.7% increase in their sales. Thimble
Square's sales in the first quarter decreased from $312,000 in fiscal
1997 to $283,000 in fiscal 1998 primarily because of a change in manufacturing focus from goods manufactured and distributed directly to retailers to "cut and sew only" services for other distributors of similar products.

          The increase in Innovo's and NP International's sales resulted principally from increased craft product shipments and domestic sports licensed products. The development of the Walt Disney and Warner products was completed in the second quarter of fiscal 1997. The Company's discussion with international customers has indicated that the volume of back-to-school and holiday business in fiscal 1997 was adversely affected by the timing of the product introductions. Sales increases for the first quarter of 1998 were the result of a more timely market entry. The effects of the Warner Bros. and Walt Disney licenses are expected to be more significant in fiscal 1998.

          Gross profit as a percentage of sales was 38.7% for the first quarter of fiscal 1998 compared to 34.3% for the three months ended February 28, 1997. The increase in gross profit was due largely to the increase in sales of NP International which has a higher gross margin than most other product lines and operating efficiencies created from greater availability of raw materials, consolidation of the operating facilities at both Innovo and Thimble Square and redesign of the manufacturing process at Innovo in the third quarter of 1997. Due to increased production efficiencies at the main production facilities and import mix, the Company idled satellite plants for both Innovo and Thimble Square. However, both facilities are still available to offset production or labor shortages should they occur. Innovo and NP International had a gross profit of 39.3% for the first quarter of fiscal 1998, compared to 36.6% for the three months ended February 28, 1997. Thimble Square's gross profit was 35% for the first quarter of fiscal
1998 compared to 24% for the same period last year.

        Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal 1998 were $1,191,000, or 53% of sales, compared to $1,170,000 or 52.1% of sales for the three months ended February 28, 1997.
The increase in SG&A for the first quarter of 1998 included an increase in royalty expense of $96,000 which is consistent with increased sales of licensed products. Additionally, legal and professional increased $53,000 over the first quarter of 1997. The total of these categories was $148,000 or 6.6% of sales.

          The loss from operations for the first quarter of fiscal 1998 was $323,000, as compared to $407,000 for the three months ended February 28, 1997. Operating losses in the first and second fiscal quarters are consistent with the seasonality of the Company's business, in which the majority of sales take place in the second half of the fiscal year while the majority of product development and marketing efforts, and related costs, are incurred in the first half of the year. In fiscal 1997, 54.0% of the Company's sales were generated in the second half of the year and it is anticipated that a similar concentration of sales will occur in 1998.

          Interest expense decreased by $81,000 for the three months ended February 28, 1998, as the result of improved borrowings, which primarily resulted from lower interest rates on the Company's factoring facility and improved cash management.

          The net loss for the first quarter 1998 was $415,000 or $.01 per share as compared to $458,000 or $.02 per share for the same period a year ago.

Liquidity and Capital Resources

          Operating cash flows were a negative $383,000 for the first quarter of fiscal 1998 principally as the result of the net loss. The net loss was financed primarily from $692,000 in additional borrowings under bank credit facilities with First American Bank and First Independent Bank. $159,000 remains available on those lines at February 28, 1998.

          The company's Florida retail property, operated as Good Deal Mall, was acquired in fiscal 1995, and through August, 1997 the Company was engaged in readying it to operate as an indoor multivendor open space mall in which retailers operate from permanent booths. The Good Deal
Mall has approximately 22,000 square feet of rentable space, which can accommodate up to 135 vendor merchants. The property was initially opened in August 31, 1997 with approximately 32 spaces, representing approximately 24% of the space available and monthly rentals of approximately $16,000, rented to merchants, generally on a monthly basis. The property had continued to operate at approximately that level of occupancy through November, 1997. However, in November, 1997, the
Company decided to engage new management for the Good Deal Mall, and in connection therewith refine the long-term goals for the property. The Company has determined that the then existing merchant lessees were not consistent with its revised plans, and has commenced steps to have that space vacated so that merchants consistent with the revised plans can be attracted. The Company currently anticipates that these steps will be completed in the third quarter of fiscal 1998, which is consistent with the seasonality of the Florida retail market.

          The Company believes that working capital from the term loan from Commerce Capital and those provided by operations will be sufficient to fund operations and required debt reductions in fiscal 1998. However, due to the seasonality of the Company's business, operating cash flows may be negative during the first half of the year and the Company may be required to obtain additional working capital through debt or equity financing. The Company believes that additional capital, to the extent needed, can be obtained from the issuance of equity securities. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to have to constrict its operations.

PART II:            OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

                Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the year ended November 30, 1997, which is incorporated herein by reference.

Item 2.             CHANGES IN SECURITIES

                During the first quarter of fiscal 1998 the Company issued an aggregate of 250,000 shares of common stock to extinguish $54,000 in debt and to fund obligations under certain employment and consulting contracts. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

          None

                                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        INNOVO GROUP INC.


Dated:  April 14, 1998                                  By/s/L. E. Smith
                                                        _________________
                                                        L. E. Smith,
                                                        Chairman and Chief
                                                        Executive Officer


Dated:  April 14, 1998                                  By/s/J. Eric Hendrickson
                                                        ________________________
                                                        J. Eric Hendrickson,
                                                        Vice President
                                                        and Treasurer