Form 10-Q
period 1998-05-31
INNOVO GROUP INC
filed 1998-07-15
CIK 844143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31,1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________  to ______________

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

             ------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

                        Yes  X               No
                           -----               -----

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding as of July 1, 1998
        -----                               ------------------------------

   Common stock, par
  value of $.01 per share                                  44,726,442 shares

                               INNOVO GROUP INC.
                                     INDEX



PART I.   FINANCIAL INFORMATION                                        PAGE NO.

Item 1. Financial Statements

        Condensed consolidated balance sheets as of
        February 28, 1998 and November 30, 1997                            3

        Condensed consolidated statements of operations
        for the three months ended February 28, 1998
        and February 28, 1997                                              4

        Condensed consolidated statements of cash flows
        for the three months ended February 28, 1998
        and February 28, 1997                                              5

        Notes to condensed consolidated financial statements               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities                                              15

Item 4. Submission of Matters to a Vote of Security
               Holders                                                     15

Item 6. Exhibits and Reports on Form 8-K                                   15


Signature Page                                                             16

PART I.   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                       INNOVO GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000's except for share data)
                                  (Unaudited)


                                                   May 31,              November 30,
                                                    1998                    1997
                                                  ---------             ------------

ASSETS
------
CURRENT ASSETS
 Cash and cash equivalents                         $    593             $    469
 Accounts receivable                                  2,134                  895
 Inventories                                          1,700                1,582
 Prepaid expenses                                       457                  398
                                                    -------              -------
        TOTAL CURRENT ASSETS                          4,884                3,344

PROPERTY AND EQUIPMENT, net                           4,896                5,071
OTHER ASSETS                                            713                  753
                                                    -------              -------
                                                   $ 10,493             $  9,168
                                                    -------              -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
 Notes payable                                     $  1,866             $  1,131
 Current maturities of long-term debt                   196                  211
 Accounts payable                                     1,793                1,412
 Accrued expenses                                     1,218                  769
                                                    -------              -------
        TOTAL CURRENT LIABILITIES                     5,073                3,523

LONG-TERM DEBT, less current
 maturities                                           2,470                1,854
                                                    -------
        TOTAL LIABILITIES                             7,543                5,377
                                                    -------              -------
STOCKHOLDERS' EQUITY
 Common stock $.01 par; shares authorized
  70,000,000; issued 44,846,133 shares in
  1998 and 44,596,133 shares in 1997                    448                  446
 Additional paid-in capital                          28,581               28,429
 Promissory Note - Officer                             (703)                (703)
 Deficit                                            (22,950)             (21,955)
 Treasury stock, 119,691 shares                      (2,426)              (2,426)
                                                    -------              -------
        TOTAL STOCKHOLDERS' EQUITY                    2,950                3,791
                                                    -------              -------
                                                   $ 10,493             $  9,168


    See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(000's except per share information)


                                                 Three months ended                     Six Months Ended
                                            ------------------------------       ----------------------------
                                              May 31,              May 31          May 31,            May 31,
                                               1998                 1997            1998               1997
                                            ----------           ---------       ---------           --------
NET SALES                                    $ 1,915              $ 2,112         $ 4,158            $ 4,332

COST OF SALES                                  1,272                1,384           2,647              2,842
                                             -------              -------         -------            -------
  Gross Profit                                   643                  728           1,511              1,490

OPERATING EXPENSES
  Selling, general and
   administrative                              1,001                1,092           2,076              2,150
  Depreciation and amortization                  111                  116             227                227
                                             -------              -------         -------            -------
  Income (loss) from operations                 (469)                (480)           (792)              (887)


INTEREST EXPENSE                                (123)                (191)           (226)              (375)

OTHER INCOME - Net                                12                   32              23                166
                                             -------              -------                            -------
  Income (loss) before income
   taxes (benefit)                              (580)                (639)           (995)            (1,096)


INCOME TAXES (BENEFIT):                           --                   --              --                 --
                                             -------              -------         -------            -------

NET INCOME (LOSS)                            $  (580)             $  (639)        $  (995)           $(1,096)
                                             -------              -------
EARNINGS (LOSS) PER SHARE:                   $  (.01)             $  (.02)        $  (.02)           $  (.04)
                                             -------              -------
WEIGHTED AVERAGE SHARES OUTSTANDING           44,726               28,894          44,646             28,639
                                             -------              -------         -------            -------



    See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                    (000's)


                                                           Six Months Ended
                                                   -------------------------------
                                                     May 31,               May 31,
                                                      1998                  1997
                                                   -----------          ----------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               $(1,162)             $  (662)
                                                    -------              -------
CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES:
   Capital expenditures                                (52)                  (54)
                                                    -------              -------
   Net cash provided by (used in)
    investing activities                               (52)                  (54)
                                                    -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     63
   Additions to notes payable                        1,624                   727
   Repayments of notes payable                        (885)                  (49)
   Additions to long-term debt                         650                    96
   Repayments of long-term debt                        (51)                 (147)
                                                    ------               -------
   Net cash provided by (used in)
    financing activities                             1,338                   690
                                                    ------               -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      124                   (26)

CASH AND EQUIVALENTS, (beginning
    of period)                                         469                    31
                                                    ------               -------
CASH AND EQUIVALENTS, (end of period)               $  593               $     5
                                                    ------               -------


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

NOTE 2: INVENTORY

               Inventory consisted of the following:


                                     May 31,       November 30,
                                      1998             1997
                                  ------------     ------------
                                             (000's)
               Finished goods       $    79          $   680
               Work-in-process          335              246
               Raw materials            602              692
               Inventory reserve        (36)             (36)
                                    -------          -------

                  Total             $ 1,700          $ 1,582
                                    -------          -------

                       INNOVO GROUP INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (Unaudited)


NOTE 3: NOTES PAYABLE

        Notes payable consisted of the following:


                                    May 31,        November 30,
                                     1998              1997
                                  -----------      -----------
                                            (000's)
        Accounts receivable
         factoring facility         $   603          $   504
        Bank credit facilities          991              273
        NPI International loan          251              251
        Other                            21              103
                                    -------          -------
                                    $ 1,866          $ 1,131
                                    -------          -------


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

        In March 1998, the directors awarded to a member of the Corporation's Board, Mr. Samuel J Furrow, a non-qualified share option to purchase 1,000,000 shares of the Company's Common Stock as an equity incentive to become & remain as a member of the Board of Directors. The grant of these options is at a purchase price of .475 per share until March 31, 2003. The option becomes exercisable by Furrow with respect to 20,834 shares during each of the first 48 calendar months which Furrow continues to serve as a Board member up to a maximum of 1,000,000 shares.

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

        The changes in common stock, additional paid-in capital, and treasury stock during the first quarter of fiscal 1998 were as follows:

                       INNOVO GROUP INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                  (Unaudited)

NOTE 4: STOCKHOLDERS' EQUITY (concluded)


                                                         Additional       Promissory
                                 Common Stock             paid-in         Note               Treasury Stock
                             Shares         Amount        capital         Officer        Shares          Amount
                             ------         ------       ----------      ----------     -----------------------
                                    (000's)       (000's)          (000's)                       (000's)
Balance, November 30, 1997   44,596,133     $ 446         $28,429          $ (703)       (119,691)      $(2,426)
Issuance of common stock
  Extinguishment of debt
    and related fees            250,000         2             152
                             ----------     -----         -------          ------        --------       -------
Balance, February 28, 1998   44,846,133     $ 448         $28,581          $ (703)       (119,691)      $(2,426)


NOTE 5: CONTINGENCIES

        In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company. The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgment and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, or the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgment interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgment as not supported by the evidence or improper as a matter of law. As a result, the judgment, including post-judgment interest through August, 1996, has been reduced to $420,000. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on the Company's claim of breach of fiduciary duty by Tedesco. The trial was completed in April 1998 and the jury found Tedesco did knowingly breach his fudiciary duty and awarded in favor of the Company $125,000. The Company will be entitled to offset these damages awarded against the amended appeals decision. In connection, the Company had pledged 200,000 shares of its unissued common stock which has been issued to Tedesco as partial payment against the total award. The final amount of loss to the Company, including interest and attorney fees as of May 31, 1998, is approx. $185,000 which has been provided for in the financial statements.

NOTE 5: CONTINGENCIES (Cont.)

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The sales for the first half of fiscal 1998 were $4,158,000 as compared to $4,332,000 for the same period in 1997 representing a decrease of $174,000. Lower sales by Innovo and Thimble Square accounted for the $174,000 decrease in sales for the comparable period a year ago. Sales for NP International and Innovo were $3,528,000 for the first six months of 1998 as compared to $3,540,000 for the same period in 1997. Thimble Squares sales during the first six months of 1998 were $630,000 as compared to $823,000 for the first six months of 1997 representing a decrease of 23%.

        Sales for the second quarter of 1998 were $1,915,000 as compared to $2,112,000 for the same period in 1997, the decrease of $197,000 in sales resulted from Innovo, Inc. Sales for NP International and Innovo were $1,568,000 for the second quarter of 1998 as compared to $1,770,000 for the same period in 1997 reflecting a decrease in sales of 11.4%. Thimble Squares sales during the second quarter of 1998 were $347,000 as compared to $348,000 for the second quarter of 1997.

        The decrease in Innovo's sales resulted principally from the cancellation of a domestic sports licensed program which was in effect in 1997 but fell to cut banks in the buying budget of the retailer in 1998. It is anticipated that this program will be reinstated in 1999. Due to a buyer change at another major retailer Innovo lost additional sales of a canvas craft program anticipated in 1998. The Company's current level of sales with this retailer is increasing and is anticipated to reach sales levels in 1999 equal to those projected for 1998. The total sales decrease for these two programs was in excess of $550,000. NP International sales for the first six months of 1998 were $1,035,000 compared to $495,000 for the same period in 1997 resulting in a 109% increase. The sales increase primarily due to increased sales of Warner Brothers licensed products and it's sales in Germany. Additionally, during the second quarter of 1998 the Company designed & began manufacturing products specifically designed for the souvenir market. The souvenir line is for a major retailer & totaled $135,000 initial orders. The program was initiated at the request of a major retailer but the Company anticipates that this souvenir line could result in overall sales increases. The Company is adding this retailer to its electronic order system (EDI).

        Gross profit as a percentage of sales for the first six months ending May 31, 1998 was 36% compared to 34% for the same period in 1997. The increase in gross profit is a result of improved product mix and operating efficiencies created from greater availability of raw goods, consolidation of the operating facilities at both Innovo and Thimble Square and the redesign of the manufacturing processes at both locations during the third quarter of 1997. Additionally, during the second quarter of 1998, the Company announced the formation of a manufacturing alliance with a factory located in the Orient which has resulted in lower production costs. The manufacturer also extended a $500,000 line of credit to NPII and Innovo to allow the production, shipment and receipt of goods by NPII and Innovo to be completed without usage of the Company's existing credit facilities. The Company also arranged an unsecured commitment for $450,000 to be utilized for import letters of credit through AmSouth Bank of Birmingham, Alabama. This commitment was supported by the personal guaranties of the CEO, COO, and Treasurer of the Company. The manufacturer broker, who was the beneficiary of these L/C's, extended 60 day terms ( from ship date ) to the Company which allowed the Company to receive and ship the goods prior to payment of the L/C's. This financing arrangement not only served to enhance cash flow but improved negociating on reduced costs of certain products sold by NP International and Innovo.

        During the third quarter of 1997 the Company idled satellite plants for both Innovo and Thimble Square, however, both facilities are still available to offset production or labor shortages should they occur. The gross profit for Innovo and NPII for the first six months of 1998 was $1,331,000 as compared to $1,300,000 for the same period in 1997. The gross profit for Thimble Square for the six months ending May 31, 1998 was $180,000 as compared to $189,000 for the same period in 1997. The gross profit for Innovo and NPII for the quarter ending May 31 ,1998 was $562,000 as compared to $652,000 to the same period in 1997. The gross profit for Thimble Square for the quarter ending May 31, 1998 was $81,000 as compared to $75,000 for the same period in 1997.

        Selling, general and administrative expense ( SG&A ) for the first six months of 1998 was $2,303,000 or 55% of gross sales as compared to $2,377,000, or the same percentage for the same period for 1997. It is anticipated by management that the SG&A expenses as a percentage of sales could show improvement in an environment of increased sales. SG&A for the quarter ending May 31, 1998 was 58% as compared to the same percentage for the same period for 1997. SG&A for the first six months of 1998 includes increases in royalty expense (which is consistent with an increase in sales of licenced products), legal & professional expenses totaling $149,000. These expenses were primarily realized during the first quarter of 1998.

        The loss from operations was $792,000 for the first half of 1998 as compared to $887,000 for the same period for 1997. The operations loss for the second quarter of 1998 was $469,000 as compared to $480,000 for the same period during 1997 showing a 2.29% improvement for the quarter and a 10.7% improvement for the first six months of 1998 as compared to the same period for 1997. Operating losses in the first and second quarters of 1998 were consistent with the seasonally of the Company's business in which, currently, the majority of sales take place during the second half of the year while the majority of product development, marketing and all related costs are incurred during the first half of the year. In fiscal 1997 54% of sales were produced in the second half of the year. Management continues to focus on the smoothing of the historic cyclic nature of the Company through prudent and complimentary pursuit of contra-cyclic acquisitions, mergers and strategic marketing and distribution alliances.

        Interest expense decreased by $149,000 and $68,000 for the six and three months ended May 31, 1998, respectively, as the primary result of lower bank charges and interest.

        The net loss for the first six months of 1998, ending May 31, 1998 was $995,000 or $.02 per share as compared to a loss of $1,096,000 or $.04 per share for the first six months of 1997 showing a 9.2% improvement. The net loss for the second quarter of 1998, ending May 31, 1998 was $580,000 or $.01 per share as compared to the net loss of $639,000 or $.02 per share for second quarter of 1997 showing a 9.2% improvement.

Liquidity and Capital Resources

        Operating cash flows were a negative $1,162,000 for the first half of fiscal 1998 principally as a result of $1,357,000 increase in accounts receivable and inventories and offsetting increases in accounts payable and accrued expenses and the net loss. The net loss was financed primarily from $692,000 in additional borrowings under bank credit facilities with First American Bank and First Independent Bank. $121,000 remains available on those lines at May 31, 1998.

               The company's Florida retail property, operated as Good Deal Mall, was acquired in fiscal 1995, and through August, 1997 the Company was engaged in readying it to operate as an indoor multivendor open space mall in which retailers operate from permanent booths. The Good Deal Mall has approximately 22,000 square feet of rentable space, which can accommodate up to 135 vendor merchants. The property was initially opened in August 31, 1997 with approximately 32 spaces, representing approximately 24% of the space available and monthly rentals of approximately $16,000, rented to merchants, generally on a monthly basis. The property had continued to operate at approximately that level of occupancy through November, 1997. However, in November, 1997, the Company decided to engage new management for the Good Deal Mall, and in connection therewith refine the long-term goals for the property. The Company has determined that the then existing merchant lessees were not consistent with its revised plans, and has vacated the space so that merchants consistent with the revised plans can be attracted. The Company currently anticipates that these steps should be completed in the third quarter of fiscal 1998, which is consistent with the seasonality of the Florida retail market.

        The Company believes that additional capital, to the extent needed, can be obtained from the issuance of equity securities. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to have to constrict its operations.

        During the second quarter of 1998 the Company signed a letter of intent for the purchase of Wash America , Inc. located in Pulaski, Tennessee. As of May 31, 1998 the final terms and conditions for the purchase had not been finalized, however, it is the opinion of management that the purchase could be completed during the third quarter of 1998. Wash America is a custom dye company which is currently producing finished goods for Planet Hollywood, Hard Rock Cafe, NASCAR, Sunbelt Catalogs, Wrangler and Holoubek-Harley Davidson.

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



                                    INNOVO GROUP INC.


Dated:  July 14, 1998               By  /s/ L. E. Smith
                                       ----------------------------
                                        L. E. Smith,
                                        Chairman and Chief
                                        Executive Officer


Dated:  July 14, 1998               By /s/ J. Eric Hendrickson
                                       ----------------------------
                                        J. Eric Hendrickson,
                                        Vice President
                                        and Treasurer