Form 10-Q
period 1998-08-31
INNOVO GROUP INC
filed 1998-10-15
CIK 844143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . .to . . . . . . . . . . . .

Commission file number 0-18926

                                INNOVO GROUP INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                          11-2928178
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                           Identification No.)

         27 North Main Street
        Springfield, Tennessee                                      37172
(Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code:          (615)  384-0100
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.

               Yes  X         No
                  -----          -----

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.


CLASS                                    OUTSTANDING AS OF SEPTEMBER 30, 1998
-----                                    -------------------------------------
Common stock, par
value of $.10 per share                                4,475,937

                                INNOVO GROUP INC.
                                      INDEX




PART 1.        FINANCIAL INFORMATION                                 PAGE NO.

Item 1         Financial Statements

               Condensed consolidated balance sheet as of               4
               August 31, 1998 and November 30, 1997.

               Condensed Consolidated statements of
               operations for the three and nine months ended
               August 31, 1998 and 1997.

               Condensed consolidated statements of cash                5
               flows for the nine months ended August 31,
               1998 and 1997

               Notes to condensed consolidated financial                6
               statements

Item 2.        Management's Discussion and Analysis of                 12
               Financial Condition and Results of Operations


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                       16

Item 2.        Changes in Securities                                   16

Item 6.        Exhibits and Reports on Form 8-K                        16

               Signature Page                                          17

PART 1.               FINANCIAL INFORMATION
ITEM 1.               FINANCIAL STATEMENTS

                       INNOVO GROUP INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000'S EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                    August 31   November 30
                                                      1998         1997
                                                    --------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    706     $    469
  Accounts receivable                                  1,971          895
  Inventories                                          1,357        1,582
  Prepaid expenses                                       341          398
                                                    --------     --------
                      TOTAL CURRENT ASSETS             4,375        3,344
PROPERTY AND EQUIPMENT, net                            4,683        5,071
OTHER ASSETS                                              38          753
                                                    --------     --------
                                                    $  9,096     $  9,168
                                                    ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                        2,531     $  1,131
  Current maturities of long-term debt                   426          211
  Accounts payable                                     1,266        1,412
  Accrued expenses                                     1,266          769
                                                    --------     --------
                      TOTAL CURRENT LIABILITIES        5,489        3,523
LONG-TERM DEBT, less current
  maturities                                           2,100        1,854
                                                    --------     --------
                      TOTAL LIABILITIES                7,589        5,377
STOCKHOLDERS' EQUITY
  Common stock $.10 par; shares authorized
    7,000,000; issued 4,488,113 shares in
    1998 and 4,459,613 shares in 1997                    449          446
  Additional paid-in capital                          28,574       28,429
  Promissory Note - Officer                             (703)        (703)
  Deficit                                            (24,387)     (21,955)
  Treasury stock, 11,969 shares                       (2,426)      (2,426)
                                                    --------     --------
                      TOTAL STOCKHOLDERS' EQUITY       1,507        3,791
                                                    --------     --------
                                                    $  9,096     $  9,168
                                                    ========     ========

     See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's except for share information)


                                               Three months ended      Nine months ended
                                             ----------------------   ---------------------
                                             August 31    August 31   August 31   August 31
                                                1998         1997        1998       1997
                                             ----------------------   ---------------------
NET SALES                                      $ 2,294     $ 2,585     $ 5,822     $ 6,095
COST OF SALES                                    1,346       1,433       3,542       3,641
                                             ----------------------   ---------------------
  Gross Profit                                     948       1,152       2,280       2,454

OPERATING EXPENSES
 Selling, general and administrative             1,019       1,037       2,857       2,983
 Depreciation and amortization                      66          66         208         193
                                             ----------------------   ---------------------
 Income (loss) from operations                    (137)         49        (785)       (722)
INTEREST EXPENSE                                  (139)       (270)       (324)       (595)
OTHER INCOME (EXPENSE) - Net                        94          70         117         236
                                             ----------------------   ---------------------
Income (loss) before income taxes (benefit)       (182)       (151)       (992)     (1,081)
INCOME TAXES (BENEFIT):                              0           0           0           0
                                             ----------------------   ---------------------
NET INCOME (LOSS)                              ($  182)    ($  151)    ($  992)    ($1,081)
                                             ----------------------   ---------------------

DISCONTINUED OPERATIONS, NET OF TAXES
 (Note 2.):
 Results of discontinued Thimble Square
 operations                                       (133)       (102)       (318)       (268)
Loss on disposal Thimble Square operations      (1,122)                 (1,122)
                                             ----------------------   ---------------------
NET INCOME (LOSS)                              ($1,437)    ($  253)    ($2,432)    ($1,349)
                                             ======================   =====================

EARNINGS (LOSS) PER SHARE:
  Continuing operations                        ($ 0.04)    ($ 0.04)    ($ 0.22)    ($ 0.35)
  Discontinued operation                         (0.28)      (0.03)      (0.32)      (0.08)
  Net Income (loss)                            ($ 0.32)    ($ 0.07)    ($ 0.54)    ($ 0.43)
                                             ======================   =====================
WEIGHTED AVERAGE SHARES OUTSTANDING              4,476       3,581       4,470       3,105
                                             ======================   =====================

     See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     (000's)

                                                  Nine months ended
                                             -------------------------
                                              August 31      August 31
                                                1998           1997
                                              ---------     ----------
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         $(1,582)      $  (907)
                                               -------       -------
CASH FLOWS PROVIDED BY
  INVESTING ACTIVITIES:
Capital expenditures                               (52)         (223)
  Proceeds from sale of
    discontinued operations

Net cash provided by (used in)
  investing activities                             (52)         (223)
                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            10            79
  Proceeds from issuance of common stock
    to investor group                                          1,300
  Repurchase of stock warrants                                  (150)
  Additions to notes payable                     2,285           727
  Repayments on notes payable                     (885)          (64)
  Additions to long-term debt                      650            96
  Debt issue costs                                                 0
  Repayments of long-term debt                    (189)         (226)
                                               -------       -------
  Net cash provided by (used in)
    financing activities                         1,871         1,762
                                               -------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 237           632

CASH AND EQUIVALENTS, beginning of period          469            31
                                               -------       -------
CASH AND EQUIVALENTS, end of period            $   706       $   663
                                               -------       -------

     See accompanying notes to condensed consolidated financial statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

PART I, ITEM I
NOTE I: BASIS OF PRESENTATION

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

                  On September 14, 1998 the Company entered into an agreement to lease the operating assets of Thimble Square, Inc. to an unaffiliated company. The products manufactured and sold at Thimble Square represented a separate class of products, and the results of those operations are reported as a component of discontinued operations (see Note 2), prior period financial statements have been reclassified.

                  On August 31, 1998 the Board of Directors declared a 1 for 10 reverse stock split, effective September 11, 1998. All share and per share data have been restated to reflect the effect of the reverse split.

                  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

SFAS No. 128, which is effective for periods ending after December 15, 1997, revises the manner in which earnings per share is calculated and requires the restatement, when first applied, of prior period earnings per shares data. The Company will initially apply SFAS No. 128 in the first quarter of fiscal 1998. The restatement at that time, of prior period earnings per share data is not expected to have a material effect on the previously reported data.

NOTE 2: DISCONTINUED OPERATIONS

        Income (loss) from discontinued operations is as follows:

                                                        Three months   Three months  Nine months   Nine months
                                                           ended          ended        ended         ended
                                                         August 31      August 31     August 31     August 31
                                                         ---------      ---------     ---------     ---------
                                                            1998           1997         1998          1997
                                                            ----           ----         ----          ----
                                                                                (000's)

        Results of discontinued
          Thimble Square operations                       ($133)          ($102)        ($318)       ($268)
        Loss on disposal of Thimble Square operations    (1,122)                       (1,122)
                                                       ----------------------------  -------------------------
                                                        ($1,255)          ($102)      ($1,440)       ($268)
                                                       ============================  =========================

Note 2:  DISCONTINUED OPERATIONS

         On September 14, 1998 the Company entered into an asset lease agreement that includes a purchase option with Confident Colors, LLC. For the operating assets of Thimble Square, Inc. that are located in Baxley, Georgia.

         The agreement is for a period of two years and provides for lease payments of $4,500 per month for the first year and $5,000 per month for the second year, plus 2% of any revenues greater than $5,000,000 annually.

         The agreement also grants Confident Colors a purchase option for the leased assets of $480,000. This option can be exercised at any time during the lease and Confident Colors can apply 33% of base lease payments and 50% of purchase lease payments to the purchase price.

         The remaining assets of Thimble Square, Inc. have been adjusted to estimated net realizable value. Property and equipment include $450,000 of assets held for sale relating to Thimble Square, Inc. Pembroke facility.


NOTE 2: DISCONTINUED OPERATIONS (concluded)


                                   Three months  Three months    Nine months  Nine months
                                      ended         ended          ended        ended
                                    August 31      August 31      August 31    August 31
                                    ---------      ---------      --------     ---------
                                       1998          1997           1998         1997
                                       ----          ----           ----         ----
                                                        (000's)

Net Sales                             $361          $313            $992       $1,136
Cost of goods sold                    (212)         (256)           (663)        (890)
Selling, general and
  administrative expense              (270)         (126)           (594)        (431)
Interest Expense                       (12)          (33)            (53)         (83)
                                   ------------------------     -------------------------
Income (loss) from operations        ($133)        ($102)          ($318)       ($268)
                                   ========================     =========================

Note 3:  INVENTORIES
         Inventory consisted of the following:

                                  August 31, 1998           November 30, 1997
                                  ---------------           -----------------
                                                   (000's)
Finished goods                       $   583                     $   680
Work-in-process                          151                         246
Raw materials                            659                         692
Inventory reserve                        (36)                        (36)
                                     -------                     -------
     Total                           $ 1,357                     $ 1,582


NOTE 4:  NOTES PAYABLE AND LONG-TERM DEBT

         (a)   Notes Payable

                                     August 31, 1998           November 30, 1997
                                     ---------------           -----------------
                                                      (000's)

Accounts receivable
  factoring facility                      $1,042                    $  504
Working capital loan                       1,111                       273
NPI International loan                       251                       251
Other                                        127                       103
                                          ------                    ------
     Total                                $2,531                    $1,131


NOTE 5:  STOCKHOLDERS' EQUITY

         In January 1998, the Company issued 10,000 shares of common stock in payment of a consulting contract for marketing services. The services will be rendered through November 1999.

         In February 1998, the Company issued 15,000 shares of its common stock to two employees, one of which was a former director of the Company, as payment of $54,000 of indebtedness due the employees and as full payment for the remaining terms of their employment contracts which continue through April 1999.

         In March 1998, the directors awarded to a member of the Corporation's Board, Mr. Samuel J. Furrow, a non-qualified share option to purchase 100,000 shares of the Company's Common Stock as an equity incentive to become and remain as a member of the Board of Directors. The grant of these options is at a purchase price of 4.75 per share until March 31, 2003. The option becomes exercisable by Furrow with respect to 2,083 shares during each of the first 48 calendar months which Furrow continues to serve as a Board member up to a maximum of 100,000 shares.

         In June 1998 the Company issued 3,500 shares of its common stock upon the exercise of its Class G warrants.

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

         The changes in common stock, additional paid-in capital, and treasury stock during the first three quarters of fiscal 1998 were as follows:


                                                       Additional    Promissory
                                                         paid-in        Note        Treasury Stock
                                 Shares        Amount    capital       Officer     Shares     Amount
                                 ------        ------    -------       -------     ------     ------
                                       (000's)                  (000's)                 (000's)

Balance, November 30, 1997      4,459,613       $446     $28,429       ($703)      (11,969)  ($2,426)
Issuance of common stock
  Extinguishment of debt
   and related fees                25,000          2         152
Exercise of options                 3,500          1           9
Listing Fees                                                 (16)
Balance, September 30, 1998     4,488,113       $449     $28,574       ($703)      (11,969)  ($2,426)

NOTE 6:  CONTINGENCIES

         In December 1991, a former employee filed suit against the Company and others alleging breach of his employment agreement and conversion of his interest in certain property rights of the Company. The complaint, as amended, sought compensation damages of at least $13.5 million. In August, 1994 the trial court granted the Company's motion for partial summary judgment and directed verdicts with respect to certain of the former employee's claims, including those concerning his ownership of an interest in the "E.A.R.T.H." trademark, the existence of a partnership with the Company to jointly own the trademark, and the state court jury returned findings in favor of the Company on the remainder of the plaintiff's claim concerning the trademark as well as his claims for wrongful termination of employment. However, the jury awarded the plaintiff approximately $700,000, of which $50,000 was assessed against Innovo Group and $650,000 was assessed against Innovo, including pre-judgment interest and attorney's fees, on the theory that he was entitled to have received certain employment benefits, including employee stock awards, during, and after, the term of his employment. The Company appealed the jury's award, and in August, 1996 (as revised in an amended October, 1996 opinion), the appeals court reversed approximately $350,000 of the initial judgment as not supported by the evidence or improper as a matter of law.

         As a result, the judgment, including post-judgment interest through August, 1996, has been reduced to $420,000 against Innovo, Inc. only. In addition, the appeals court ruled that the trial court erred in not submitting to the jury the question of the Company's counterclaim of breach of fiduciary duty by Tedesco, ruling that the trial record indicated that there was evidence of such breach and damages therefrom. The appeals court remanded the case to the trial court for trial on the Company's claim of breach of fiduciary duty by Tedesco. The trial was completed in April 1998 and the jury found Tedesco did knowingly breach his fiduciary duty and awarded in favor of the Company $125,000. The Company will be entitled to offset these damages awarded against the amended appeals decision. In connection, the Company had pledged 20,000 shares of its unissued common stock which has been issued to Tedesco as partial payment against the total award. The final amount of loss to the Company, including interest and attorney fees as of August 31, 1998, is approximately $185,000 which has been provided for in the financial statements.

         In May, 1996, a foreign manufacturer that had previously supplied imported products to NASCO Products, Inc. filed suit against NASCO Products, Inc. asserting that it is owed approximately $300,000 in excess of the amount presently recorded by NASCO Products, Inc. NASCO Products, Inc. and the supplier had previously reached an agreement on the balance owed (which is the balance recorded), as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases from that supplier of products distributed internationally by NASCO Products, Inc. The Company has denied the supplier's claims, and has asserted affirmative defenses, including the supplier's claims, and has asserted affirmative defenses, including the supplier's late shipment of the original products, and the supplier's refusal to accept and fill NASCO Products, Inc. orders on terms contained in the agreement. NASCO Products, Inc. sold its operations in July, 1995, and that company currently has no operations or unencumbered assets. No provisions for the additional amount sought has been recorded in the consolidated financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

Sales for the continuing operations of the Company were $2,294,000 for the third quarter of fiscal 1998, compared to $2,585,000 for the same quarter of fiscal 1997, representing a 11.26% decrease in their sales. Sales for the first nine months of fiscal 1998 decreased by $273,000, or 4.48%, to $5,822,000, from $6,095,000 for the nine months ended August 31, 1997. The decrease in Innovo's sales resulted principally from decreased craft product shipments and domestic sports licensed products. Innovo's sales ending the first nine months of 1998 were $4,394,000 compared to $5,067,000 for the same period in 1997. The decrease resulted primarily from the exclusion of an initial stocking order of $500,000 which occurred in 1997. Sales for NP International for the nine months ending August 31, 1998 were $1,430,000 compared to $1,081,000 for the same period in 1997. The increase of $349,000, or 32.3%, was the result of improved timing for the sales, manufacturing and distribution of licensed product in the international markets. The Company's recent discussions with international customers have indicated that the volume of back-to-school and holiday business in fiscal 1998 was positively affected by the timing of the product introductions and fiscal 1998 sales have increased significantly through the first nine months of 1998.

Gross profit for the Company as a percentage of sales was 41.3% for the third quarter of fiscal 1998 compared to 44.6% for the three months ended August 31, 1997. The gross profit for Innovo and NP International was 39%, as compared to their gross profit percentage of 40% for the nine months ended August 31, 1998 and 1997 respectively. The gross profit margins have been less than anticipated because sales for the first nine months of fiscal 1998 have been heavily weighted towards craft products which generally carry a lower gross margin than licensed products.

On July 7, 1998 the Company entered into a manufacturing alliance with a new plant in the Orient. This alliance resulted in a lowered product cost and also resulted in the extension of a $500,000 line of credit through the manufacturer to fund the cost of material purchases and production for a period of up to 60 days. On July 22, 1998 the Company entered into a sales alliance with The Coulver Marketing Group, a national sale organization headquartered in Michigan with additional sales offices in New York City. On August 20, 1998 the Company entered into a strategic alliance with Fan Fueler(TM), a division of Action Performance Companies, Inc.(TM) which allows the Company design, manufacturing and certain distribution rights for new NASCAR product lines featuring lunch packs, coolers, tote bags, waist packs, cush-n-carrys, and backpacks. The stable of drivers currently represented by Fan Fueler(TM) includes Dale Earnhardt, Jeff Gordon, Rusty Wallace, and Dale Jarrett, among others. The Company has completed NASCAR designs and initiated manufacturing of the new product lines represented by this strategic alliance. It is the belief of management that manufacturing, marketing, sales and distribution alliances allow for the Company to focus on expanding sales with a lower impact on capital than is traditionally experienced through internal expansion.

During the second quarter of 1998 the Company signed a letter of intent for the purchase of Wash America, Inc., a custom dye company located in Pulaski, Tennessee. On August 7, 1998 acquisition discussions with Wash America were terminated by mutual agreement. Additionally, during the second and third quarters of 1998 the Company began manufacturing and distributing product specifically designed for the souvenir market. The Company is adding another major retailer to its EDI system allowing them to readily order and reorder merchandise electronically.


Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 1998 were $1,019,000, or 44.4% of sales, compared to $1,037,000 or 40.1%
of sales for the three months ended August 31, 1997. SG&A expenses were $2,857,000 for the first nine months of fiscal 1998, a decrease of $126,000 from SG&A expenses of $2,983,000 for the nine months ended August 31, 1997. Although, as a percentage of sales, SG&A expenses remained at 49% of sales for the first three quarters of fiscal 1998 when compared to 49% of sales for the nine months ended August 31, 1997. The increase of SG&A during the third quarter is attributed to the increase in royalty expense which resulted from the increase in licensed product sales, primarily through NP International, during the third quarter of 1998.

The loss from continuing operations for the third quarter of fiscal 1998 was $182,000 as well as a loss of $992,000 for the first nine months, as compared to a loss of $151,000 and a loss of $1,081,000 for the three and nine months ended August 31, 1997, respectively. The Company continued to show improved profitability through the third quarter of 1998 by decreasing the loss by $89,000, or 8.23%, when compared to the same period in 1997. Interest expense decreased by $131,000 and $271,000 for the three and nine months ended August 31, 1998, respectively, as a result of improved financing facilities, based on the personal guaranties of management, while maintaining the historic level of receivables.

The net loss for the third quarter 1998 for the Company, excluding the discontinued operation of Thimble Square, was $182,000, or $.04 per share as compared to a loss of $151,000, or $.04 per share, for the same period a year ago. Net loss for Innovo, excluding the discontinued operation of Thimble Square, for the nine months ending August 31, 1998 was $992,000, or $.22 per share compared to $1,081,000, or $.35 per share, for the same fiscal period in 1997.

Discontinued Operations

Effective September 14, 1998 the Company leased substantially all of the operative assets of Thimble Square, Inc. to an unaffiliated company as more fully discussed in Note 2 to the financial statements. This business disposal has been treated as discontinued operations.

Sales for the discontinued Thimble Square's operations in the third quarter of 1998 were $361,000 compared to $313,000 in fiscal 1997. Thimble Square's sales of $992,000 for the nine months ended August 31, 1998 decreased from $1,136,000 for the same period in 1997.

The operating loss for Thimble Square for the quarter ending August 31, 1998 was $133,000 compared to a loss of $102,000 for the same period in 1997. The operating loss for Thimble Square for the nine month period ending August 31, 1998 was $318,000 compared to a loss of $268,000 for the same period in 1997. Additionally, there was a one time charge to the earnings of Thimble Square in the amount of $1,122,000 in the third quarter of 1998 resulting from the disposal of assets, the write off of goodwill, and inventory adjustments. With this adjustment included, the result of discontinued operations of Thimble Square was a loss of $1,155,000, or $.28 per share, for the third quarter of 1998. For the nine months ending August 31, 1998 the loss was $1,440,000, or $.32 per share.

Liquidity and Capital Resources

         On October 8, 1998 the Company issued 899,000 shares of common stock in a private placement to a company owned by two members of its board of directors. Net proceeds from the private placement was $1,798,000.

         Operating cash flows were a negative $1,582,000 for the first nine months of fiscal 1998, principally as a result of $1,076,000 increase in accounts receivable and the net losses. The negative cash flow was financed primarily from $692,000 in addition borrowings under bank facilities with First American National Bank and First Independent Bank and a $650,000 long-term note with Commerce Capital. There was no material availability on those lines at August 31, 1998.

         On October 13, 1998 the Company announced its intent to move manufacturing and distribution from Springfield, Tennessee to Knoxville, Tennessee. It is management's belief that payments the Company will receive from rentals and leases on the Springfield real estate should compensate for the property's related costs.

         The company's Florida retail property, referred to as Good Deal Mall, was acquired in fiscal 1995, and through August, 1997 the company was engaged in readying it to operate as an indoor multivendor open space mall in which retailers operate from permanent booths. After being open three months, in November, 1997, the company decided to engage new management for the Good Deal Mall, and refine the long-term goals for the property. Management determined that the then existing merchant lessees were not consistent with its revised plans, and vacated the space so that merchants consistent with the revised plans could be attracted. The Company has previously indicated its intent to reopen the mall in the third quarter of fiscal 1998, consistent with the seasonality of the Florida retail market. However, due to changes in the long-term strategic goals of the Company, management has decided to utilize other options with the property which include the sale or lease of the facility.

         In its Quarterly report on form 10-Q for the quarter ended May 31, 1998, the Company announced its intent to purchase Wash America Cotton & Knits, Inc. of Pulaski, Tennessee. In August 1998 the Company terminated discussions with Wash America and did not complete the purchase.

         The company believes, that on an overall basis, cash will be sufficient to fund planned operations. Additional capital, to the extent needed, may be obtained from the sale of Thimble Square's Pembroke property, The Good Deal Mall or the issuance of equity securities. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to have to constrict its operations.

PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Reference is hereby made to Part I, Item 3 of Company's Annual Report on Form 10-K for the year ended November 30, 1997, which is incorporated herein by reference.

Item 2.  CHANGES IN SECURITIES

         During the first three quarters of fiscal 1998 the Company has issued an aggregate of 25,000 shares of common stock to extinguish $54,000 in debt and to fund obligations under certain employment and consulting contracts and has issued 3,500 shares of common stock upon the exercise of its outstanding class G warrants. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FROM 8-K

         (a)      Exhibits.

                  Exhibits 27. Financial Data Schedule (included only
                               in the electronically filed version of this report.)

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INNOVO GROUP, INC.


Dated:  October 15, 1998              By  /s/ L. E. Smith
                                          -------------------------------------
                                          L. E. Smith,
                                          Chairman and Chief Executive Officer

Dated:  October 15, 1998              By  /s/ J. Eric Hendrickson
                                          -------------------------------------
                                          J. Eric Hendrickson,
                                          Vice President and Treasurer