Form 10-Q/A
period 1998-08-31
INNOVO GROUP INC
filed 1998-11-06
CIK 844143

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

       In October 1998 the Company issued 899,000 shares of common stock in a private placement to a company owned by two members of its board of directors. Net proceeds from the private placement were $1,798,000. This subsequent transaction increased the Company's stockholders' equity above the $2,000,000 minimum requirement by NASDAQ. The changes in stockholders' equity after this transaction is reflected as follows on a proforma basis as of September 30, 1998.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000'S EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                            August 31    Sept. 30        Adj.     Proforma
                                                               1998        1998          1998     Sept. 98
                                                            -----------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    706    $    744        $1,798    $  2,542
  Accounts receivable                                          1,971       1,534                     1,534
  Inventories                                                  1,357       1,275                     1,275
  Prepaid expenses                                               341         326                       326
                                                            ----------------------------------------------
        TOTAL CURRENT ASSETS                                   4,375       3,879         1,798       5,677

PROPERTY AND EQUIPMENT, NET                                    4,683       4,654                     4,654
OTHER ASSETS                                                      38          34                        34
                                                            ----------------------------------------------
                                                            $  9,096    $  8,567        $1,798    $ 10,365
                                                            ==============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                2,531       2,283                  $  2,283
  Current maturities of long-term debt                           426         424                       424
  Accounts payable                                             1,266       1,233                     1,233
  Accrued expenses                                             1,266       1,248                     1,248
                                                            ----------------------------------------------
        TOTAL CURRENT LIABILITIES                              5,489       5,188             0       5,188
LONG-TERM DEBT, less current
  maturities                                                   2,100       2,100                     2,100
                                                            ----------------------------------------------
        TOTAL LIABILITIES                                      7,589       7,288             0       7,288
STOCKHOLDERS' EQUITY
  Common stock $.10 par; shares authorized
  7,000,000; issued 5,387,113 shares in
  1998, 4,459,613 shares in 1997                                 449         448            90         538
  Additional paid-in capital                                  28,574      28,574         1,708      30,282
  Promissory Note - Officer                                     (703)       (703)                     (703)
  Deficit                                                    (24,387)    (24,614)                  (24,614)
  Treasury stock, 11,969 shares                               (2,426)     (2,426)                   (2,426)
                                                            -----------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                             1,507       1,279         1,798       3,077
                                                            ----------------------------------------------
                                                            $  9,096    $  8,567        $1,798    $ 10,365
                                                            ==============================================

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