Form 10-K
period 1998-11-30
INNOVO GROUP INC
filed 1999-03-15
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1998

                              OR

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number: 0-18926

                         INNOVO GROUP INC.
          (Exact name of registrant as specified in its charter)

        Delaware				                           11-2928178
(State or other jurisdiction of		            (IRS Employer Identification No.)
incorporation or organization)

        1808 North Cherry Street, Knoxville, Tennessee		   37917
   (Address of principal executive offices)		            (Zip code)

Registrant's telephone number, including area code: (423) 546-1110

           Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, $.10 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 16, 1999, 5,432,113 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10 million at the close of business on February 16, 1999.

Documents incorporated by reference:

Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of November 30, 1998 is incorporated by reference into Part III of this Report.


                          	INNOVO GROUP INC.
                             	FORM 10-K
                          	TABLE OF CONTENTS



PART I		Page

Item 1.		Business	                                                 3
Item 2.		Properties	                                              10
Item 3.		Legal Proceedings	                                       11
Item 4.		Submission of Matters to a Vote of Security Holders	     12

PART II

Item 5.		Market for the Company's Common Equity and Related
          Stockholder Matters	                                    12
Item 6.		Selected Consolidated Financial Data
13
Item 7.		Management's Discussion and Analysis of Financial
          Condition and Results of Operations	                    14
Item 8.		Financial Statements and Supplementary Data
18
Item 9.		Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosures	                   40

PART III

Item 10.	Directors and Executive Officers of the Registrant	      40
Item 11.	Executive Compensation	                                  42
Item 12.	Security Ownership of Certain Beneficial Owners
          and Management	                                         40
Item 13.	Certain Relationships and Related Transactions	          40

PART IV

Item 14.	Exhibits, Financial Statement Schedules and
          Reports on Form 8-K	                                    41

SIGNATURES	                                                       47

PART I

ITEM 1.  BUSINESS

Introduction

     Innovo Group Inc. ("Innovo Group"), operating through its wholly-owned subsidiaries (which, collectively with Innovo Group are referred to as the "Company"), designs, manufactures and domestically markets and distributes various cut and sewn canvas and nylon consumer products, such as tote bags and insulated lunch bags and coolers, along with aprons and vests, for sale in the premium and advertising specialty market and to retailers including Wal-Mart, K-Mart, Michael's, Hobby Lobby, Dollar General, Goody's and Joanne's. The
Company internationally markets and distributes sport bags, backpacks waistpacks and other stationary bags. Many of the Company's products include licensed NFL, NBA, NHL, Major League Baseball, collegiate teams and NASCAR drivers, custom artwork and other artwork designed in house. The Company's overseas products also include bags utilizing the characters of Walt Disney Co. and Warner Bros. Looney Tunes and the new NFL European football teams under a new license with NFL Europe. From April 1996 through September 1998, the Company also manufactured and domestically marketed ladies ready-to-wear, at-home sleep and lounge wear for sale to retailers and through mail order distribution.

     The Company's operations were classified into two industry segments prior to its fiscal year ended November 30, 1998: "Canvas and Nylon Consumer Products" and "Apparel Products." See Note 13 of Notes to Consolidated Financial Statements for financial information on industry segments. The Company discontinued all operations relating to the Apparel Products segment in September 1998 as described below in "Discontinued Operations." See Note 11 of Notes to Consolidated Financial Statements for financial information on industry segments.

     The principal executive offices of the Company are located at 1808 North Cherry Street, Knoxville, Tennessee 37917. Its telephone number is
(423) 546-1110.

Principal Operating Subsidiaries

     The Company's continuing operations are currently conducted primarily through two wholly owned subsidiaries:

     Innovo, Inc. ("Innovo") designs, markets and distributes domestically cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets. Innovo's products are primarily domestically manufactured at facilities owned or leased by the Company, although some products are obtained from foreign suppliers.

     NASCO Products International, Inc. ("NP International") markets and distributes overseas, principally in Europe and the Middle East, products similar to some of those marketed domestically by Innovo, as well as licensed sports bags and backpacks, which the Company generally obtains from foreign suppliers.

Products

     Domestic Product Lines. Innovo designs, manufactures, markets and distributes a wide variety of cut and sewn canvas and nylon consumer products in the United States. Following are the principal products that Innovo manufactures and distributes in the United States to the utility, craft and licensed product markets:


        	Utility               	Craft                  Licensed

        	tote bags              tote bags              travel and tote bags

         gift bags              aprons and smocks      waist packs
         laundry bags           banners                duffel bags
         shoe bags              vests                  stadium totes/cushions
         duffel bags            Christmas stockings    insulated lunch bags
                                                      	and soft coolers
         aprons and smocks      Stonewashed denim      Backpacks


				Product Design.  Innovo develops the designs and artwork
for its utility market products in-house.  Innovo manufactures its craft market products without artwork to be sold (sometimes packaged with paints or other supplies)for finishing by retail craft customers.  Innovo's licensed products are produced with the logos or other designs licensed from the four major professional sports leagues and colleges.  Beginning in September 1998, the
Company added a licensed NASCAR driver product line.  See "Licensing
Agreements" below.

     International Product Lines. NP International designs and distributes licensed sports products internationally, principally in Europe and the Middle East, to distributors that in turn sell to sporting goods, department and mass merchandise chains, hypermarkets, through mail order and to grocery and drug store chains. Its line of products consists of a variety of insulated soft lunch bags and coolers, backpacks and sport, gym, equipment and duffel bags. NP International's products are generally imprinted or embroidered with logos licensed from the four major professional sports leagues, colleges, the characters licensed from Walt Disney and Warner Bros. or, beginning in September 1998, motor sports logos and artwork. Sales to foreign customers, principally in Europe, accounted for 21.2%, 19.4% and 14.8% of net sales in fiscal 1998, 1997 and 1996, respectively.

     Advertising Specialty Market. Innovo also markets each of its products to the advertising specialty market. Those products include the customer's logo, design or slogan for use in connection with a customer or employee promotion or as a premium sale item.

Licensing Agreements

     The Company's sports-licensed, Walt Disney Co. and Warner Bros.
Studios Looney Tunes products display logos, insignia, names, slogans or cartoon characters licensed from the various licensors. Innovo and NP International hold licenses for the use of the logos and names of the teams of the National Football League, the National Basketball Association, Major
League Baseball, the National Hockey League, NFL Europe and over 130 colleges on various products. For the year ended November 30, 1998, the sale of licensed products represented 35.65% of the Company's net sales.

     During September 1998, the Company entered into an agreement with the Fan Fueler division of Action Performance Companies, Inc. ("AP") providing the Company with exclusive manufacturing and non-exclusive distribution rights with respect to seat cushions, soft lunch bags and coolers, waist packs, tote bags and backpacks bearing motorsports-related trademarks and copyrights under AP's control. Among the NASCAR drivers represented by AP are Dale Earnhardt, Dale Earnhardt, Jr., Jeff Gordon, Rusty Wallace and Dale Jarrett.

     The following sets forth certain information concerning the license agreements currently held by the Company.

Licensor			            Types of Products			                  Geographical Areas

National Basketball		  Tote, lunch, shoe and laundry bags;   United States;
Association			         stadium seat cushions,  				          European Union
                       Coolers, garment bags
                       Backpacks, sportbags and              ("UK")
				                   waistpacks.

Major League Baseball		Tote, lunch, shoe and laundry bags,   United States;
                       stadium seat cushions,                UK;
								               Sport bags and backpacks.             EU

National Football      Tote, lunch, shoe and laundry bags,   United States;
League                 stadium seat cushions,                UK;
				                   Sports bags and backpacks.         			EU

National Hockey        Tote, lunch, shoe and laundry bags,   United States;
League			              stadium	seat cushions.				            UK;
                       Sports bags and backpacks.			         EU

Colleges/logos of			   Tote, lunch, shoe and laundry bags;   United States;
approximately 130    		seat cushions; sports bags and        UK;
colleges               backpacks.	                           EU

Walt Disney/Walt			    Tote, sport, gym and other bags;      UK;
Disney characters      backpacks, waistpacks; wallets and
                       other stationary bags

Warner Bros			         Tote, sport, gym and other bags;      EU; Middle East
				                   backpacks and waistpacks.

Fan Fueler 			         Seat cushions; soft lunch bags and    United States; EU
                       coolers; waist packs; tote bags and
                       backpacks.

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

     Typically, a license agreement is effective for a one or two-year term for the use of particular characters or designs of the licensor on some or all of the Company's products. A royalty is paid to the licensor that is usually a percentage of net sales, with a minimum annual guarantee for the license period. The royalty rates range from 9% to 17% and the minimum annual guarantees range from $5,000 to $200,000. Some license agreements grant the licensor broad termination rights, and most of the license agreements grant the licensor the right to terminate the license in the event minimum sales targets are not reached, if the Company does not diligently market the licensed products, or for the breach of any material term of the license agreement by the Company. The Company believes that it is in substantial compliance with the terms of all material licenses.

     The expiration dates of most of the current license agreements range from 1999 to 2000. Generally, the renewal provisions of the license agreements provide that the licensee may, at its option, renew the license for an additional one- or two-year term, provided certain conditions are satisfied. Historically, licenses have been terminated by the Company due to decreased sales or popularity, rather than by the licensors, and to date the Company has generally been able to obtain the renewal of licenses it wished to continue.
The Company believes that it will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license.

Company History

     Innovo began operations in April 1987. In August 1990, Innovo merged into Elorac Corporation, a so called "blank check" company that changed its name to "Innovo Group Inc." pursuant to the merger. In fiscal 1991, the Company acquired the business of NASCO, Inc., a manufacturer, importer and distributor of sports-licensed sports bags, backpacks and other sporting goods that had its headquarters approximately 30 miles north of Nashville in Springfield, Tennessee.

     NASCO, Inc., which was subsequently renamed "Spirco", was also engaged in the marketing of fundraising programs to school and youth organizations. The fundraising programs involved the sale of magazines, gift wraps, food items and seasonal gift items. Effective April 30, 1993, the Company sold Spirco's youth and school fundraising business. Its business of importing and distributing sports-licensed products was retained by NASCO Products, Inc. ("NASCO Products"), a wholly-owned subsidiary.

     Spirco had incurred significant trade debt and losses during its 1992 fiscal year in its fundraising business and from undisclosed liabilities incurred by Spirco prior to its acquisition. On August 27, 1993, Spirco filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Innovo Group and its other subsidiaries were not parties to the filing. Spirco's plan of reorganization was confirmed by the court on August 5, 1994, and became effective on November 7, 1994.

     Under the Spirco plan of reorganization, administrative claims were paid in cash from funds borrowed under the Company's bank credit facility. Leasall Management, Inc. ("Leasall"), a newly formed subsidiary of Innovo Group, acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt (which Innovo Group had previously guaranteed), and Spirco was merged into Innovo Group. Spirco claims were paid either by issuing common stock of the Company to creditors or, in the case of claims for federal, state and local taxing authorities, by issuing shares to a trust which sold the stock and distributed the proceeds to such claimants. Unsecured claims did not receive any distribution and were extinguished under the plan of reorganization.

     On July 31, 1995, NASCO Products sold to Accessory Network Group,
Inc. ("ANG") its business of importing into and distributing within the United States sports bags, backpacks and equipment bags bearing the logos of the teams of the four major professional sports leagues. NASCO Products discontinued all of its operations following the sale to ANG. For the licenses, ANG paid NASCO Products $750,000 in installments through December 1997. In addition, ANG will make ongoing annual payments for up to forty years to NASCO Products of 2% of sales under each of the National Football League, Major League Baseball and National Hockey League licenses, and 1% of sales under the NBA license, up to aggregate sales of $15 million, and 1.5% and 0.5% of sales, respectively, thereafter. The payments will continue unless a license expires or is terminated and is not renewed or reinstated within twelve months.

     In April 1996, the Company acquired Thimble Square, Inc. ("Thimble Square"). Thimble Square manufactured and marketed ladies' ready-to-wear at-home, sleep and lounge wear and provided "sew-only" manufacturing for other distributors of private-label sleep and lounge wear. It had three manufacturing facilities, one facility it owned in Pembroke, Georgia, and two leased facilities in Baxley, Georgia. See "Discontinued Operations" below.

Discontinued Operations

     From 1996 through 1998, Thimble Square contributed a declining percentage of the Company's net sales, from approximately 18.5% in 1996 to 16.5% and 13.0% in 1997 and 1998, respectively. At the same time, the Thimble Square apparel products segment of the Company's business generated operating losses of approximately $110,000 in fiscal 1997 and $346,000 in fiscal 1998. See Notes 11 of Notes to Consolidated Financial Statements.

     Based on Thimble Square's deteriorating operating results, an ongoing operating capital drain of more than $20,000 per month and management's need to focus on the Company's core business, on September 13, 1998 the Company entered into an agreement with Confident Colors LLC (a company formed by a former officer of the Company, the chief operating officer of Thimble Square and others) ("Confident Colors") to lease to Confident Colors one of Thimble Square's Baxley, Georgia facilities and equipment and to allow it to succeed to all of Thimble Square's business and operations. Upon execution of the lease, Thimble Square discontinued all operations. In October 1998, the lease on Thimble Square's second Baxley facility expired. The Company sold Thimble Square's Pembroke facility on December 10, 1998 for net proceeds of $122,354 and the equipment in the Baxley facility for $30,000 on January 13, 1999. The Company recorded losses totaling $1,400,165 (including $639,000 of goodwill) as the result of the sale of Thimble Square during the fourth quarter of fiscal 1998.

Summary of Significant 1998 Developments

     1998 brought numerous changes to the Company. In March, Sam Furrow joined the Board of Directors of the Company. Jay Furrow joined the Company as Vice President of Corporate Development and in-house counsel in August. Later in August, Robert Talbott joined the Board. Also in August, the Board directed management to dispose of all non-core product lines and assets of the Company in order to concentrate the Company's capital and its management efforts on core business operations.

In early September 1998, a reverse stock split of which one share of new Common Stock was exchanged for ten shares of old Common Stock, was effectuated in order to help maintain the Company's Nasdaq listing. In mid-September, the business of Thimble Square was discontinued. Thimble Square's principal Baxley, Georgia manufacturing facility and equipment were leased to Confident Colors and Confident Colors' succeeded to Thimble Square business. In October, the lease on Thimble Square's second Baxley, Georgia facility expired.

     In early October 1998, the Company leased an office, warehouse and manufacturing facility in Knoxville, Tennessee from Furrow-Holrob Development II, LLC, a company owned by Board members Sam Furrow and Robert Talbott.
The facility had previously been used by Levi Strauss for manufacturing and distribution of its products. A few weeks later, a capital infusion of $1,798,000 was made through the purchase of 899,000 shares of Common Stock at $2.00 per share by Furrow-Holrob Development II, LLC.

     In November 1998, the Company began the move of its offices, warehouse and manufacturing operations from Springfield to the Knoxville facility.
Also in November, Bradley White, CPA, joined the Company as Controller, and Patricia Anderson-Lasko, the founder of Innovo and Company President, was authorized to focus solely on Company sales, marketing and product development functions. Finally, George Bell was employed in November as Southeastern Regional Sales Manager for the Company.

Significant Recent Developments

     In December 1998, the Company's move to its Knoxville facility was completed and is expected to provide the Company with a more efficient manufacturing facility. In addition, Thimble Square's Pembroke facility was sold. Finally, in December, Karen Thomas was employed as National Sales Manager for the Company.

     During February 1999, the Company obtained from Sam Furrow, the
Company's CEO, and Dan Page, the Company's COO, separate lines of credit in the amount of $50,000 each. Additionally, these officers, together with other principals, have committed to provide additional credit as may be needed from time to time of up to an aggregate of $500,000. The lines will remain available until June, 1999, a time of year during which the Company would normally experience greater cash flow and liquidity due to the seasonal nature of the Company's business. See "Seasonality."

Growth Strategy and Product Development

     The Company believes that growth in its business can be accomplished both by the expansion of the sales of its existing products with new and existing customers, and through the development or acquisition of new product designs and the acquisition of new licenses.

     The Company also continually evaluates the market potential for the sale of products bearing licensed logos, characters or artwork. Those evaluations involve both situations where a license has been offered to the Company, and where the Company itself identifies a logo or character that may have market potential. Where such an evaluation indicates a sufficient likelihood of market acceptance, the Company attempts to negotiate and obtain a license from the owner of the logo or character. In general, a period of from four to six months is required, once a license is obtained, to develop and obtain the approval for the art and the products for the new license, to produce samples and to begin marketing. The Company began the product development for its Action Performance Fan Fueler licenses in the fourth quarter of fiscal 1998. Shipments under these new licenses began in January 1999. However, there can be no assurance that the Company will be able to obtain other new licenses or renew existing licenses on favorable terms in the future.

Marketing and Customers

     During fiscal 1998, the Company's Innovo operations sold products to a mix of mass merchandisers such as K Mart and Wal-Mart, department, sporting goods, grocery, craft and drug store chains, mail order retailers and other retail accounts. NP International's operations sold to 12 foreign distributors which in turn resell to retail accounts. The Company estimates that its products are carried in over 8,000 retail outlets in the United States and numerous retail outlets in Europe.

     Generally the Company's domestic accounts are serviced by the Company's sales personnel working with marketing organizations that have sales representatives which are compensated on a commission basis. NP International's marketing is conducted by the Company's European Sales and Marketing Manager selling directly to foreign distributors for resale to its retail customers which NPII assists in presentations to European retailers.

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

     For fiscal 1998, two customers accounted for sales in excess of 10% of net sales: Wal-Mart, a customer of Innovo which accounted for 37.4% of net sales, and Crown-Tex, a customer of Thimble Square, accounted for 92.0% of its sales. The loss of Wal-Mart as a customer would have a material adverse effect on the Company.

Backlog

     Although the Company may at any given time have significant business booked in advance of purchase orders, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 1998, there were no significant backlogs.

Seasonality

     The Company's business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with the Company's second and third fiscal quarters and the Company's cash flow is strongest in its third and fourth fiscal quarters. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

Manufacturing

     Innovo's products are either manufactured domestically in facilities operated by the Company or obtained from foreign suppliers through manufacturing agreements. The Company manufactures its domestic products from an inventory of unfinished fabric rolls using cutting, sewing and finishing equipment owned or leased by the Company. Innovo utilizes silk-screening machines to permanently imprint designs onto its various products. Using its in-house design staff and its computer graphic equipment, the Company has the capacity to rapidly produce new products.

     The principal materials used in Innovo's products include denim, canvas, plain and printed rolls of nylon, polyester and cotton, mesh and webbing. The Company buys raw materials in bulk for the products it manufactures domestically. The Company has generally concentrated its purchases of each type of raw materials for domestic manufacturing among a small number of suppliers, and during fiscal 1998 purchased the majority of each type of raw material it used from one or two suppliers. Although the Company does not have any long-term agreements with these or other suppliers, it has to date been able to obtain supply to satisfy its raw material requirements. Management believes that if its current suppliers were unable to supply the necessary raw materials in sufficient quantities or on acceptable price terms, alternative suppliers would be available on comparable price terms and delivery schedules. In the event the Company was unable to find such alternative suppliers at competitive prices and on a timely basis, its operations could be materially adversely affected.

     The sport and gym bags and backpacks marketed overseas by NP
International and lunch bags, coolers and sport bags for Innovo for domestic distribution are generally obtained from overseas manufacturers in order to reduce the cost of these labor intensive products. The independent overseas contractors that manufacture these products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to the Company's specifications. The Company generally uses one independent contractor to fulfill all of its requirements in order to maximize its control over production quality and scheduling. Although the Company uses this, and other methods, to reduce the risk that the independent contractor will fail to meet the Company's requirements, the use of independent overseas contractors does reduce the Company's control over production and delivery and exposes the Company to the other usual risks of sourcing products abroad. The Company does not have any long-term supply agreements with independent overseas contractors, but believes that there are a number of contractors that could fulfill the Company's requirements.

    The Company has generally utilized overseas contractors that employ production facilities located in China. As a result, the products manufactured for the Company are subject to export quotas and other restrictions imposed by the Chinese government. To date the Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect the Company, even if only temporarily while the Company shifted production to other countries or regions such as Mexico, Korea, Taiwan or Latin America. In the past, substantially all of the products manufactured overseas for the Company were shipped directly to customers outside the United States, but the Company is now importing more products for domestic distribution. It is anticipated that in fiscal 1999 more than 50% of the Company's domestic sales will be imported products which are subject to United States import quotas, inspection or duties.

     In 1998, the Company entered into a manufacturing arrangement with Sunwaki Industrial Company LTD pursuant to which Sunwaki provided a $500,000 trade credit to Innovo. Management expects this arrangement to substantially lower receiving, packing and shipping costs on those orders handled by Sunwaki. See also Item 7- Management's Discussion and Analysis -- Liquidity and Capital Resources.

Competition

     The industries in which the Company operates are fragmented and highly competitive. The Company competes against a large number of baggage manufacturers and importers, and other generally small companies that distribute products similar to Innovo's and NP International's. NP International's sports-licensed products also compete with those of sporting goods manufacturers, such as Reebok, Nike and Adidas, that produce or license the manufacture of sports bags bearing their names and logos. The Company does not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, the logos or characters its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

    The Company believes that it is competitive in each of the above-described areas with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and low price points will allow it to maintain its competitive position. In addition, the Company's ability to manufacture its products domestically and fill orders more promptly than companies whose sole or predominant source of products are outside the United States is an important aspect of remaining competitive. However, some of the Company's competitors possess substantially greater financial, technical and other resources than the Company, including the ability to implement more extensive marketing campaigns.

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

Employees

     As of February 18, 1999, the Company employed 83 full-time personnel at the Knoxville, Tennessee facility, comprised of 4 persons in management, 14 persons in general administration and 65 persons in manufacturing and production. The Company continued to employ 1 full-time management employee in Springfield, Tennessee. Due to varying seasonal demands and redesign of the Company's manufacturing facilities, the Company's total work force reached a high of 356 employees during 1998, including 164 Thimble Square employees prior to discontinuing those operations. Management considers its relationship with its employees to be excellent. None of the Company's employees is party to a collective bargaining agreement. There has never been any material interruption of operations due to labor disagreements.

ITEM 2.  PROPERTIES

     The Company's headquarters, manufacturing and distribution facilities were located in Springfield, Tennessee, where Leasall owned three buildings throughout fiscal 1998 and until December 1998. The main Springfield complex was situated on seven acres of land with approximately 220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area. A warehouse annex contained 30,000 square feet. First Independent Bank of Gallatin, Tennessee holds a First Deed of Trust on the real property located in Springfield. The Springfield facilities are currently held for lease or sale, and approximately 25% of the facilities had been leased as of February 15, 1999.

     The Company's headquarters and manufacturing and distribution facilities were moved to a 78,000 square foot facility located in Knoxville, Tennessee during November and the first half of December 1998. The Knoxville facility provides approximately 65,000 square feet for manufacturing and distribution operations, as well as approximately 13,000 square feet of office spaces.

    The Company believes that the Knoxville facilities are adequate for its current and anticipated executive, administrative, sales and domestic manufacturing and distribution needs. Manufacturing capacity could be increased by approximately 50% in the Knoxville facility. To the extent that additional manufacturing capacity is required, management believes that additional facilities and capacity are available at reasonable cost, both domestically and overseas.

     Innovo also leased a 5,000 square foot sewing facility in Red Boiling Springs, Tennessee under a three year lease having an annual rental of $24,000 and expiring in August 1999. The facility was used to allow the Company to avoid the effects of labor shortages through the second quarter of fiscal 1997. In August 1997, as the result of increases in the production efficiencies of the Company's main plant in Springfield, Tennessee, the Company idled this additional plant. The Red Boiling Springs facility has been subleased at a monthly rent of $1,000 through the term of Innovo's lease.

     Thimble Square leased two facilities in Baxley, Georgia. The principal facility was a 21,000 square foot manufacturing facility with an annual rental of $36,000. The lease runs through August 2000 and provided Thimble Square with a purchase option. The second lease was for a 7,000 square foot cutting facility with annual lease payments of $10,000 which expired in October 1998. The primary Baxley facility was sub-leased to Confident Colors on September 14, 1998 as part of the discontinuation of the former Thimble Square operations by the Company. The terms of the lease provide for a $3,500 rental payable monthly and an option to purchase the 21,000 square foot facility. In addition, the lessees have exercised a right to purchase the production equipment located in the Baxley facilities for $30,000.

     Thimble Square also owned a 40,000 square foot manufacturing and distribution facility in Pembroke, Georgia, which was subject to liens held by the First Bank of Coastal Georgia, the Bryan County Development Authority, Inc. and the Business Development Corporation of Georgia, Inc. This plant was idled and sewing capacity was absorbed by Baxley in August 1997. In December 1997, the Pembroke, Georgia cutting operation was moved to Baxley. The Pembroke property was sold in December 1998 for approximately $122,000 net of selling expenses.

     The Company acquired a Florida retail property with approximately
32,000 square feet of rentable space, operated as the "Good Deal Mall," in fiscal 1995. Through August 1997 the Company was engaged in readying the property to operate as an indoor multiple vendor open space mall in which retailers operate from permanent booths. The property was initially opened in August 31, 1997 with approximately 24% of its available space leased. After several lease terminations the Company closed the facility in November 1997. The property is currently held for lease.

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

     In May 1996, a foreign manufacturer that had previously supplied imported products to NASCO Products filed suit against NASCO Products asserting that it is owed approximately $470,000, which is $300,000 in excess of the amount presently recorded on the books of NASCO Products (Pannoy Enterprises Corporation v. NASCO Products, Inc., Case No. 12948, in the Chancery Court for Robertson County, Tennessee). The Company contends that NASCO Products and the supplier had previously reached an agreement on the balance owed (which is the balance recorded), as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases by NP International. The Company has denied the supplier's claims, and has asserted affirmative defenses, including the supplier's late shipment of the original products, the supplier's refusal to accept and fill NP's International orders on agreed terms, and the supplier's agreement to a lesser balance owed and a payment arrangement. NASCO Products sold its operations in July 1995, and has no ongoing business operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - General and - Liquidity and Capital Resources."

     In December 1991, a former employee filed suit against the Company, Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc.., et al., Case No. 91-64033, District Court of Harris County, Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045.62 on August 17, 1998. Thereafter, 20,000 shares of Common Stock which has been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. If the sale of that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall.

    In July 1992, a former employee filed suit against the Company and Spirco for alleging breach of an employment agreement and asserting other related claims (Wayne Copelin v. Innovo Group, Inc., et al., Case No. 11950, in the Chancery Court of Robertson County, Tennessee). When Spirco went into bankruptcy in August 1993, the case proceeded against Innovo Group and a summary judgment of $100,000 was entered against it in March 1995. However, because the Copelin judgment was classified as a Class 8 Claim in the Spirco bankruptcy, the Company believed that the judgment was fully paid when it issued 35,211 shares of Common Stock to Copelin, in compliance with the confirmed Plan of Reorganization. When Copelin sought to enforce the judgment, Innovo Group, as the successor by merger to Spirco, brought a motion in the Spirco bankruptcy to enforce the terms of the Plan of Reorganization against Copelin. The bankruptcy judge granted the motion and permanently enjoined Copelin from enforcing the judgment in an order entered on October 18, 1996. Copelin appealed to the United States District Court and on April 13, 1998, the District Court reversed. The case is now on appeal to the United States Third Circuit Court of Appeals. Unless the Circuit Court reverses, Innovo Group will be liable for $100,000 plus accrued interest since March 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

     No matters were submitted to a vote of security holders during the Company's fourth fiscal quarter.

	PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    The Common Stock is currently traded on the Nasdaq SmallCap Market maintained by The Nasdaq Stock Market, Inc under the symbol
"INNO."  The following sets forth the high and low bid quotations for the Common
Stock in such market for the periods indicated.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  No representation is made by the
Company that the following quotations necessarily reflect an established public trading market in the Common Stock.  The following information (as all other information herein) is adjusted to reflect a reverse stock split in which one-
share of new Common Stock with a par value of $.10 per share was exchanged for every ten shares of old common stock having a par value of $.01 per share (the
"Reverse Split").  The Reverse Stock Split was completed effective September 11,
1998).
        Fiscal 1997				     High			      Low

  	     First Quarter 			   $5.00			     $1.5625
   	    Second Quarter			    3.125			     1.5625
 	      Third Quarter 			    9.6875			    1.40625
 	      Fourth Quarter			    8.4375			    4.6875

        Fiscal 1998

        First Quarter			    $6.875			    $5.625
        Second Quarter			    6.25			      4.063
        Third Quarter			     4.375			     1.875
        Fourth Quarter			    2.813			     1.156

    As of February 25, 1999, there were approximately 862 record holders of the Common Stock.

    The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its capital expenditure requirements.

    In July 1997, the SEC and Nasdaq announced revised standards for listing on the Nasdaq SmallCap Market that required that a company's listed securities trade for not less than $1.00 and that the company have net tangible assets (total assets, excluding goodwill, minus total liabilities) of at least $2,000,000. The change became effective in February 1998. On February 27, 1998, Nasdaq notified the Company that it was not in compliance with the revised standards and was given to May 28, 1998 to come into compliance.

     The Common Stock generally traded at prices below $1.00 beginning in November 1995 and until the Reverse Split was completed effective September 11, 1998. The Company had been able to maintain its Nasdaq SmallCap listing by complying with an alternative $2,000,000 stockholder's equity requirement that is no longer available. Under the new Nasdaq requirements, the Company faced delisting unless the bid price on its stock increased to a minimum of $1.00 through normal markets or such other steps as deemed necessary by the Company. Following the Reverse Split, the bid price on the Company's stock has consistently exceeded $1.00. However, as the result of the losses incurred during the fourth quarter of fiscal 1998, the Company has net tangible assets of approximately $1,722,000 as of November 30, 1998 and did not meet the $2,000,000 net tangible asset requirement.

    During February 1999, the Company issued an aggregate of 150,000 shares of Common Stock to two officers, for total aggerate proceeds of $300,000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and are restricted for purposes of Rule 144 promulgated under that Act. On a pro forma basis, the Company's net tangible assets as of November 30, 1998 would therefore be approximately $2,022,000 after giving effect to the sale of shares. Although the Company believes that this sale of shares will forestall any delisting of the Common Stock based on the Company's net tangible asset level as of November 30, 1998, the Company expects to incur operating losses during the first quarter of 1999 and that additional sales of Common Stock or other steps to increase tangible net assets will be necessary to maintain net tangible assets of at least $2,000,000.
See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

     Although the Company will continually use its best efforts to maintain its Nasdaq SmallCap listing, there can be no assurance that it will be able to do so. If in the future, the Company is unable to satisfy the Nasdaq criteria for maintaining listing, its securities would be subject to delisting, and trading, if any, the Company's securities would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. ("NASD") "Electronic Bulletin Board." As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of the Common Stock.

    During the fourth quarter of fiscal 1998, the Company issued 899,000 shares of Common Stock in a private placement for $1,798,000 in gross cash proceeds. No commissions or other discounts were paid. The shares were issued in reliance upon the exemption under Section 4(2) of, and Rule 506 promulgated under, the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA

     The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.


Years Ended (3)

                         11/30/98    11/30/97   11/30/96    10/31/95    10/31/94
                                   (000's except per share data)
Net Sales               $6,790      $7,901     $6,023      $5,276       $8,028
Costs of Goods Sold      4,493       5,303      3,981       3,808        5,044
Gross Profit             2,297       2,598      2,042       1,468        2,984
Operating Expenses (5)   4,203       4,007      4,008       3,134        5,389
Income (Loss) from
 Operations             (1,906)     (1,009)    (1,966)     (1,666)      (2,405)
Interest Expense          (503)       (657)      (870)       (511)        (821)
Other Income
 (Expense) (4)             142         337       (147)      2,110       (1,000)
Income (Loss) Before
 Income Taxes           (2,267)     (1,729)    (2,983)        (67)      (7,905)
Income Taxes (6)             0           0          0           0        3,679
Loss from Continuing
 Operations             (2,267)     (1,729)    (2,983)        (67)      (7,905)
Discontinued
 Operations (1)         (1,747)       (110)      (105)       (626)        (685)
Extraordinary Item
 (2)                         0         524          0        (258)         699
Net Loss               $(4,014)    $(1,315)   $(3,088)      $(951)     $(7,891)
Loss per share
 from Continuing
 Operations            $ (0.49)    $ (0.50)   $ (2.19)     $(0.26)     $(39.92)
Weighted Average
 Shares Outstanding      4,618       3,438      1,361         261          198

Balance Sheet Data:
Total Assets            $7,232      $9,168     $9,433      $5,667      $11,143
Long-Term Debt           2,234       1,854      3,303       1,565        1,514
Stockholder s' Equity    1,722       3,791      2,275        (230)      (2,372)

(1) The amounts for 1998, 1997 and 1996 represent the operations of Thimble Square. Thimble Square's operations were discontinued during the fourth fiscal quarter of 1998 and most of its assets have since been leased or sold. The 1995 and 1994 amounts reflect the operations and July 1995 sale of the import operations of NASCO Products.
(2)   Represents gains (losses) from extinguishment of debt.
(3)   Effective November 1, 1995 the Company changed its fiscal year to end on November 30.  Previously the Company's fiscal year ended October 31.
(4)   Amounts include, $1.9 million from the settlement of litigation in 1995.
(5)	  Amount includes a $300,000 write down of long-term assets in 1998.
(6)   Amount includes $3,679,000 in deferred tax valuation allowance in 1994.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    	The following discussion analyzes the Company's financial condition and results of operations for years ended November 30, 1998, 1997 and 1996 and their likely impact on 1999.

   	 The Company has incurred losses from continuing operations in each of the last three fiscal years, principally as a result of lower sales and a lack of adequate working capital. Management is addressing both of these shortfalls and taking steps to boost sales and the profitability of the Company.

    	During 1998, the Company shed itself of the assets of Thimble Square, Inc., effectively taking the Company out of the apparel segment of the industry. Thimble Square had not achieved profitability since it was acquired in 1996 and no longer fit into the long-term operating plan of the Company. The Company also decided to move its operations to Knoxville, Tennessee into a more efficient and advanced production facility. The move to Knoxville was completed on December 15, 1998. In addition to the steps to minimize continued operating losses and cut costs, the Company has created a sales and marketing department around Patricia Anderson-Lasko. During December 1998 and January 1999, a National Sales Manager was hired to focus on the grocery and drugstore market and a National Marketing Manager was hired to facilitate a new product development program and work closely with the packaging, displaying and sales materials/promo's for existing products.

Results of Operations

    	The following table sets forth the Statement of Operations for the years ended November 30, 1998, 1997 and 1996.


                                       Years Ended
                            11/30/98      11/30/97       11/30/96
Net Sales                   $6,790        $7,901         $6,023
Costs of Goods Sold          4,493         5,303          3,981
Gross Profit                 2,297         2,598          2,042
Selling, General &
 Administrative              3,638         3,740          3,498
Write down of long-term
 assets                        300            --             --
Depreciation & Amortization    265           267            510
Income (Loss) from
 Operations                 (1,906)       (1,009)        (1,966)
Interest Expense              (503)         (657)          (870)
Other Income (Expense)         142           337           (147)
Income (Loss) Before
 Income Taxes               (2,267)       (1,729)        (2,983)
Income Taxes                     0             0              0
Income (Loss)
from Continuing Operations  (2,267)       (1,729)        (2,983)
Discontinued Operations     (1,747)         (110)          (105)
Extraordinary Item               0           524              0
Net Loss                   $(4,014)      $(1,315)       $(3,088)

Comparison of Fiscal Year Ended November 30 1998 to Fiscal Year Ended November 30, 1997

    	Net Sales for the year ended November 30 decreased $1.1 million or 14% from $7.9 million in 1997 to $6.8 million in 1998. This decrease is primarily the result of the loss of programs with two significant customers.

     The gross margin percentage increased one point from 32.9% in 1997 to 33.8% in 1998 due to improved material pricing and a reduction in production costs. The Company anticipates a further reduction in material costs in 1999 from favorable pricing on imported items and domestic goods due to improved vendor selection and cost reduction strategies.

     Selling, General and Administrative costs decreased $100,000 or 2.7% from 1997 to 1998 due to decreased royalties from the reduced sales. The reductions in royalties were offset by an increase in legal and professional fees that resulted from the work performed on two potential acquisitions during 1998 and from a one time charge of $187,000 for the settlement of a lawsuit.

     Under the guidelines of SFAS 121 the Company recorded a $300,000 impairment loss representing a valuation adjustment on the Good Deal Mall facility as of November 30, 1998.

     Depreciation and Amortization expenses were not significantly different from 1997 to 1998 due to the lack of significant purchases of fixed assets and intangible assets during 1998.

     Interest expense for the year ended November 30 decreased $154,000 or 23% from 1997 to 1998 due to the payoff of debt in 1997 from the proceeds of the private placement to the Smith Group as well as a reduction in interest rates for new debt instruments placed during 1998.

Comparison of Fiscal Year Ended November 30 1997 to Fiscal Year Ended November 30, 1996

     Net Sales for the year ended November 30 increased $1,900,000 or 31.2% from $6.0 million in 1996 to $7.9 million in 1997 primary due to the introduction of new items into the Company's craft product line.

     The gross margin percentage decreased one point from 33.9% in 1996 to 32.9% in 1997 due to increases in sewing costs.

     Selling, General and Administrative costs decreased $200,000 or 3.9% from 1996 to 1997 due to reduced head count in the marketing, customer service and shipping departments.

     Depreciation and Amortization expense decreased $300,000 or 55% from 1996 to 1997. The decrease resulted from the disposal of a significant amount of assets in 1996.

     Interest expense for the year ended November 30 decreased $300,000 or 32% from 1996 to 1997 due to the payoff of debt in 1997 from the proceeds of the private placement to the Smith Group.

Seasonality

     The Company's business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with the Company's second and third fiscal quarters and the Company's cash flow is strongest in its third and fourth fiscal quarters.
During the first half of the calendar year, the Company incurs the expenses of maintaining corporate offices, administrative, sales and production employees, and developing the marketing programs and designs for and conducting the majority of its sales campaigns. Inventory levels also increase during the first half of the year. Consequently, during the first half of each calendar year, corresponding to the Company's first and second fiscal quarters, the Company utilizes substantial working capital and its cash flows are diminished, whereas the second half of the calendar year, corresponding to the Company's third and fourth fiscal quarters, generally provides increased cash flows and the build-up of working capital.

Liquidity and Capital Resources

     Innovo Group is a holding company and its principal assets are the common stock of the operating subsidiaries. As a result, to satisfy its obligations Innovo Group is dependent on cash obtained from the operating subsidiaries, either as loans, repayments of loans made by Innovo Group to the subsidiary, or distributions, or on the proceeds from the issuance of debt or equity securities by Innovo Group. Leasall's first mortgage loan contains restrictions on its ability to make advances or distributions to Innovo Group; however, Leasall's activities are limited to the ownership of the Company's real property and the servicing of the mortgage debt thereon. The debt agreements of the other subsidiaries do not restrict advances or distributions to Innovo Group.

     Cash flows from operations were a negative $1,238,000 for the year ended November 30, 1998. The primary reason was a net loss from continuing operations of $2,267,000, offset by $626,000 of non-cash charges principally for depreciation and amortization and an asset impairment charge. There were also decreases in receivables, inventories and prepaid expenses totaling $539,000 which were offset by a corresponding net decrease in payables and accrued expenses of $273,000.

The Company has continued to generate losses throughout the first quarter of 1999. However, these losses are in line with expectations due to the seasonal nature of the Company's business (see discussion above). The Company anticipates improved financial performance for fiscal year 1999 due to additional product lines and an improved marketing effort. The improved financial performance should allow the Company to generate positive cash flows from operations for the year ended November 30, 1999.

     The Company's principal credit facility for working capital is its December 1997 factoring agreement with First American National Bank ("First American"). Under this facility, First American advances up to 90% of approved invoices. There is no established limit on the facility. first American charges Innovo 1% for the first 15 days an inovice is outstanding and .05% per day thereafter until paid, up to a maximum of 6%. The facility is secured by a first position on accounts receiveable and inventory and personal guarantees of certain members of the Board of Directors and management. Prior to the agreement with First American, the Company factored its receivables with another lender. The facility can be terminated upon thirty day written notice by either party.

    The Company has taken a number of steps to improve its liquidity in 1999, as more fully discussed below, including

        Obtaining a trade credit facility of up to $500,000 from a key vendor; Paying off in December 1998 a $126,000 short term note and a $179,000 long-term note from the proceeds of the sale of the Pembroke facility as it completed its disposal of the Thimble Square operations;
        Obtaining in February 1999 an extension to February 2000 on a $350,000 line of credit that had expired in December 1998;
        Obtaining in February 1999 $300,000 in cash from the proceeds of a sale of common stock to two officers, who also committed to provide an aggregate of $100,000 in additional credit.

     As a reult of recent efforts with vendors, the Company believes it has made progress in reestablishing normalized trade relationships. In 1998, the Company entered into an agreement with Sunwaki Industrial Company, Ltd. of Hong Kong to produce the Company's licensed products for both domestic and international distribution. Sunwaki has the capability to meet a substantial portion of the Company's needs for such products. In connection with this arrangement, Sunwaki agreed to extend up to $500,000 of trade credit to Innovo for fiscal year 1999. Management expects the arrangement to lower production and other related costs for 1999.

  In connection with the Company's discontinuance of its apparel manufacturing operations it disposed of its former Thimble Square operations and its assets. On December 10, 1998, the Company completed the sale of Thimble Square's Pembroke facility from which it realized net proceeds of approximately $122,000 which together with available cash was used to pay a $179,000 long-term mortgage and a $126,000 short term note.

    In December 1997, the Company negotiated a line of credit at First Independent Bank for $350,000 collateralized by the equipment of Innovo and Leasall and the guarantees of certain officers. A total of $349,000 had been drawn under this facility which matured on December 30, 1998. In February 1999, the bank renewed the facility extneding its due date to February 27, 2000.

     During February 1999, the Company issued $300,000 in Common Stock to Sam Furrow, the Company's CEO, and Dan Page, the Company's COO. In addition to the placement of stock, the officers made available to the Company separate lines of credit in the amount of $50,000 each. the lines will remain available until June, 1999, a time of year during which the Company would normally experience greater cash flow and liquidity due to the seasonal nature of the Company's business. See "Seasonality."

     In addition to these steps, the Company has entered into negotiation for an inventory-based credit facility to supplement its current receivable factoring facility. The Company believes that the lending base represented by these assets has not been effectively leveraged in the recent past and that the steps taken to restore the Company's credit capacity will facilitate these traditional borrowing sources.

     Additionally, the Company is in negotiations to sell a $703,000 promissory note receivable due from its President which had been received in conneciton with the President's exercise of a stock purchase award and has been reflected in the Company's financial statements as a reduction of equity. Proceeds from the sale of this note receivable would be used to repay an existing not payable in the amount of $650,000 which would increase the Company's borrowing capacity. Additionally, collection of the note receivable would serve to increase the Company's tangible net assets.

     Based on the foregoing, the Company believes that working capital will be sufficient to fund operations and required debt reductions during fiscal 1999. However, due to the seasonality of the Company's business and likely negative cash flow during the first half of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company has received a commitment from certain of its officers for additional credit in an amount not to exceed $500,000 to fund short-term cash requirements as may be required from time to time during 1999. The Company believes that nay additional capital, to the extent needed, oculd be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to contrict its operations.

Year 2000

    In 1998, the Company assessed its computer systems and determined that much of the hardware that runs the critical software will need to be updated as well as the operating systems that support the critical software. The software used for billing, inventory, job costing and other accounting functions is currently year 2000 compliant. The Company purchased new computer hardware and operating systems in December 1998 for approximately $10,000. The Company estimates that it will spend an additional $20,000 to $30,000 to convert the critical systems to the new hardware and upgrade end-user equipment. The Company plans to have the conversion complete by the end of the second quarter or beginning of the third quarter of 1999. If the Company should not be able to successfully convert its computer hardware and operating systems to be in compliance with the year 2000, the Company will use a manual order processing system to continue to make and order customer product. Due to the mechanical nature of the equipment used in the production process, no interruption of production is anticipated.

New Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, nd major customers. This pronouncement is not expected to have a material impact on the Company's financial statements when adopted.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities is effective for all fiscal years beginning after June 15, 1999.
This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2000 will not affect the Company's financial statements.



ITEM 8.  FINANCIAL STATEMENTS

Innovo Group Inc.
Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants                      19

Consolidated Balance Sheets                                             20

Consolidated Statements of Operations                                   21

Consolidated Statements of Stockholders' Equity                         22 - 23

Consolidated Statements of Cash Flows                                   24 - 25

Notes to Consolidated Financial Statements                              26 - 39

Financial Statement Schedules are included at Item 14.

Report of Independent Certified Public Accountants

Board of Directors

Innovo Group Inc.



We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended November 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years ended November 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP




Atlanta, Georgia
February 10, 1999, except for Note 13 which is as of March 10, 1999



                      INNOVO GROUP INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (000's except for share data)


                                                  11/30/98       11/30/97
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   1,078       $     469
  Accounts receivable net of allowance
   ($67,000 for 1998 and $123,000 for
    1997) (Note 5)                                      708             895
  Inventories (Note 5)                                1,101           1,582
  Prepaid expenses                                      267             398
  TOTAL CURRENT ASSETS                                3,154           3,344

PROPERTY, PLANT and EQUIPMENT,  net                   4,037           5,071
 OTHER ASSETS                                            41             753

TOTAL ASSETS                                      $   7,232         $ 9,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note 5)                          $     914        $  1,131
  Current maturities of long-term debt (Note 6)         270             211
  Accounts payable                                    1,139           1,412
  Accrued expenses                                      906             769
  TOTAL CURRENT LIABILITIES                           3,229           3,523

LONG-TERM DEBT, less current maturities (Note 6)      2,234           1,854
OTHER                                                    47               -
TOTAL LIABILITIES                                     5,510           5,377

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 9)
  Common stock, $0.10 par - shares
    authorized 7,000,000 in 1998 and 1997;
    issued 5,387,113 in 1998 and 4,459,613
    in 1997                                            538             446
  Additional paid-in capital                        30,282          28,429
  Promissory note - officer                           (703)           (703)
  Deficit                                          (25,969)        (21,955)
  Treasury stock                                    (2,426)         (2,426)
TOTAL STOCKHOLDERS' EQUITY                           1,722           3,791

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY       $   7,232        $  9,168

   See accompanying notes to consolidated
           financial statements






                   INNOVO GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's except per share data)


                                                Year Ended November 30,
                                               1998       1997      1996
NET SALES                                    $6,790     $7,901    $6,023
COST OF GOODS SOLD                            4,493      5,303     3,981
  Gross profit                                2,297      2,598     2,042

OPERATING EXPENSES
  Selling, general and administrative         3,638      3,740     3,498
  Write down of long-term assets                300         --        --
  Depreciation and amortization                 265        267       510
                                              4,203      4,007     4,008

LOSS FROM OPERATIONS                         (1,906)    (1,009)   (1,966)

INTEREST EXPENSE                               (503)      (657)     (870)
OTHER INCOME (EXPENSE), net                     142        337      (147)

LOSS BEFORE INCOME TAXES                     (2,267)    (1,729)   (2,983)

INCOME TAXES (BENEFIT)                            -          -         -

LOSS FROM CONTINUING
 OPERATIONS                                  (2,267)    (1,729)   (2,983)


DISCONTINUED OPERATIONS
  Results from Thimble Square operations       (346)      (110)     (105)
  Loss on disposal of Thimble Square         (1,401)         -         -
                                             (1,747)      (110)     (105)
LOSS BEFORE EXTRAORDINARY ITEM               (4,014)    (1,839)   (3,088)

EXTRAORDINARY ITEM (Note 7)                       -        524         -

NET LOSS                                   $ (4,014)   $(1,315)  $(3,088)

LOSS PER SHARE:
  Continuing operations                      $(0.49)    $(0.50)   $(2.19)
  Discontinued operations                    $(0.38)    $(0.03)   $(0.08)
  Net loss                                   $(0.87)    $(0.38)   $(2.27)

WEIGHTED AVERAGE SHARES OUTSTANDING           4,618      3,438     1,361

  See accompanying notes to consolidated financial statements


                   INNOVO GROUP INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (000's except for share data)


                                                                  Additional             Promissory
                                                   Stock          Paid-in                   Note        Treasury
                                   Shares  Amount  Subscription   Capital      Deficit     Officer        Stock      Total
Balance,
November 30, 1995                  387,886 $   39      $   292   $ 20,138      $(17,552)   $     -      $(2,389)     $   528
Issuance of common stock
  Cash                             731,628     73            -      1,737             -          -            -        1,810
  Subscription agreements           31,136      3         (292)       289             -          -            -            -
  Spirco reorganization             31,299      3            -        295             -          -            -          298
  Manufacturing agreement          120,000     12            -        388             -          -            -          400
  Thimble Square acquisition       124,118     12            -        621             -          -            -          633
  Extinguishment of debt           126,947     13            -        410             -          -            -          423
  Conversion of debentures         752,191     75            -        915             -          -            -          990
  Exercise of warrants and options 337,273     34            -        412             -          -            -          446
  Loan fees                         10,580      1            -         31             -          -            -           32
Debt settlement                          -      -            -          -             -          -          (37)         (37)
Issuance of warrants                     -      -            -         40             -          -            -           40
Issuance costs                           -      -            -       (200)            -          -            -         (200)
Net Loss                                 -      -            -          -        (3,088)         -            -       (3,088)
Balance, November 30, 1996       2,653,058    265            -     25,076       (20,640)         -       (2,426)       2,275
Issuance of common stock                 -      -            -          -             -          -            -            -
   Smith group purchase            675,000     68            -      1,282             -          -            -        1,350
   Cash                            150,000     15            -        660             -          -            -          675
   Conversion of debentures        412,793     41            -        359             -          -            -          400
   Exercise of stock purchase right400,000     40            -      1,085             -     (1,125)           -            -
   Conversion of convertible notes 210,000     21            -        383             -          -            -          404
   Exercise of warrants             76,500      8            -        135             -          -            -          143
   Debt settlement                  75,000      1            -         50             -          -            -           51
   Other                            24,762      2            -         41             -          -            -           43
   Costs of issuance                     -      -            -        (85)            -          -            -          (85)
Retire shares subject to stock
 purchase right                   (150,000)   (15)           -       (407)            -        422            -            -
Warrant repurchase                       -      -            -       (150)            -          -            -         (150)
Net Loss                                 -      -            -          -        (1,315)         -            -       (1,315)
Balance, November 30, 1997       4,459,613    446            -     28,429       (21,955)      (703)      (2,426)       3,791
Issuance of common stock
   Furrow-Holrob Development
   purchase                        899,000     89            -      1,709             -          -            -        1,798
   Issuance for compensation        16,450      2            -         96             -          -            -           98
   Issuance for debt service         8,550      1            -         55             -          -            -           56
   Exercise of warrants and options  3,500      -            -          9             -          -            -            9
   Cost of issuance                      -      -            -        (16)            -          -            -          (16)
Net loss                                 -      -            -          -        (4,014)         -            -       (4,014)
Balance, November 30, 1998       5,387,113  $ 538       $    -    $30,282      $(25,426)     $(703)     $(2,426)      $1,722
                 See accompanying notes to consolidated financial statements
<TABLE/>

                    INNOVO GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's)

                                                 Year Ended November 30,
                                                1998       1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(4,014)   $(1,315)  $(3,088)
  Adjustment to reconcile net loss to
    cash used in operating activities from
    continuing operations:
  Loss on disposal of discontinued operations     1,401          -         -
  Loss from discontinued operations                 346        520       105
  Compensatory stock options                        100          -         -
  Depreciation and amortization                     265        267       510
  Asset impairment charge                           300          -         -
  Provision for uncollectable accounts              (39)       (49)       78
  Extraordinary gain                                  -       (524)        -
  Other                                               -          -         6
  Changes in assets and liabilities:
    Accounts receivable                             226        392      (430)
    Inventories                                     137        167      (406)
    Prepaid expenses and other                      176        (66)      560
    Accounts payable                               (273)      (173)      558
    Accrued expenses                                137       (134)     (598)
    Other                                             -        (14)      (11)
Cash used in operating activities of
  continuing operations                          (1,238)      (929)   (2,716)
Cash used in operating acivities of
  discontinued operations                          (202)      (318)      (27)
Cash used in operating activities                (1,440)    (1,247)   (2,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (18)      (469)     (379)
  Increase (decrease) in other assets                 -         43         -
  Proceeds from sale of discontinued operations       -          -       257
  Disposal of fixed assets                            -        216         -
Cash used in investing activities                   (18)      (210)     (122)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition of notes payable                       7,865        869         -
  Repayments of notes payable                    (8,027)      (221)     (444)
  Additions to long-term debt                       650          -     1,675
  Debt issue costs                                    -          -      (285)
  Repayments of long-term debt                     (212)      (729)     (226)
  Proceeds from issuance of common stock          1,807      2,168     2,256
  Stock issuance costs                              (16)       (85)     (200)
  Warrant repurchase                                  -       (150)        -
  Other                                               -         43         -
 Cash provided by financing activities            2,067      1,895     2,776

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        609        438       (89)

CASH AND CASH EQUIVALENTS, at beginning of
 period                                             469         31       120


CASH AND CASH EQUIVALENTS, at end of period      $1,078      $ 469   $    31

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  Cash paid for interest                            555        767       618
  Cash paid for income taxes                          -          -         -

See accompanying notes to consolidated financial statements



                      INNOVO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of business

     Innovo Group Inc. ("Innovo Group") is a holding company, the principal assets of which are the outstanding securities of three operating subsidiaries, Innovo, Inc. ("Innovo"), NASCO Products International, Inc. ("NP
International") and Thimble Square, Inc. (Thimble Square").  Certain assets of
Thimble Square were disposed of and its operations ceased on September 13, 1998
(see Note 12). The Innovo Group and its wholly owned subsidiaries are referred to as "the Company".

     Innovo is a domestic manufacturer of cut and sewn canvas and nylon consumer products, such as tote and other bags and aprons, which are sold to the utility, craft, sports licensed and advertising specialty markets. Innovo is also an importer of sports licensed products produced with logos or other designs licensed from various sports licensors. These items such as coolers, seat cushions and back packs are sold to the sports licensed and advertising specialty markets. Innovo grants credit to customers, substantially all of which are retail merchandisers or are in the premium incentive industry.

     NP International distributes in foreign, principally European markets, nylon sports bags and backpacks, imprinted or embroidered with logos or other designs licensed from various sports and entertainment related licensors.

     Thimble Square manufactured and marketed ladies' ready-to-wear at home, sleep and lounge wear. Its products were sold to mail order companies, retailers and through mail order distribution. Thimble Square also provided
"sew-only" manufacturing for other distributors of private-label sleep and lounge wear; in those instances, the customer provided the raw materials and Thimble Square manufactured the products to the customer's specifications.

     The Company operated in two business segments throughout the majority of fiscal 1998. See Note 11. Sales to two customers (one a customer of Innovo, and one a customer of Thimble Square) accounted for 37.4%, and 92.0% of the net sales of each company respectively for the year ended November 30, 1998.
Sales to foreign customers of Nasco Products Internationa, principally in Europe, accounted for 18.4%, 16.4% and 12.1% of net sales in fiscal 1998, 1997 and 1996, respectively.

(b)  Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(c)  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and dis-closure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates most significantly affect the amortization of goodwill, the evaluation of contingencies, and the determination of allowances for accounts receivable and inventories.


                     INNOVO GROUP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)  Revenue recognition

     Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns are typically not material. The Company provides an allowance ($67,000 and $123,000 at year ended November 30, 1998 and 1997, respectively) for estimated losses to be incurred in the collection of accounts receivable.

(e)  Loss per share

     Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. Potentially dilutive securities were not considered in the computation of weighted average common shares as their effect would have been antidilutive.

     On September 13, 1998 the Company declared a reverse stock split of which one share of new Common Stock was exchanged for ten shares of old
Common Stock. All share and per share amounts have been restated to reflect the effects of the reverse stock split.

(f)  Capitalization policy

     Cost incurred in the issuance of debt securities or to obtain bank financing are capitalized and are amortized as a component of interest expense using the level yield method.

    	The Company charges to expense in the year incurred costs to develop new products and programs. Amounts charged to expense approximated $ 2,000, $182,000 and $363,000 in fiscal 1998, 1997 and 1996, respectively.

(g)  Financial Instruments

     The fair values of the Company's financial instruments (consisting of cash, accounts receivable, accounts payable, notes payable, long-term debt and notes payable officer) do not differ materially from their recorded amounts.

     The Company neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

(h) Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i)   New Accounting Pronouncements

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities is effective for all fiscal years beginning after June 15, 1999.
This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value.
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2000 will not affect the Company's financial statements.

NOTE 2 -  INVENTORY

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

Inventories consisted of the following:
               		                                    November 30,
                   			                          1998
1997
                                              (000's)           (000's)
Finished goods                                $ 766             $   680
Work-in-process                                  18                 246
Raw materials                                   353                 692
                                              1,137               1,618
Less inventory reserve                          (36)                (36)
                                             $1,101              $1,582

                         INNOVO GROUP INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

NOTE 3  PROPERTY, PLANT & EQUIPMENT

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

Property and equipment consisted of the following:

                                     Useful
                                     Lives                 November 30,
                                     (Years)              1998      1997
                                                         (000's)   (000's)
Buildings, land and   improvements     8-38              $ 3,250   $ 4,575
Machinery and equipment                5-10                1,153     1,526
Furniture and fixtures                 3-8                   637       674
Transportation equipment               5                      56        65
Leasehold improvements                 5-8                     3         3
                                                           5,099     6,843
Less accumulated depreciation
  and amortization                                        (1,841)   (1,772)
                                                           3,258       ---
Net property, plant and equipment of
   discontinued operations                                   779       ---

Net property and equipment                                $4,037    $5,071

     The cost and accumulated depreciation for assets utilized under capital leases were $577,000 and $137,000, respectively, at November 30, 1998.

     The Thimble Square facility in Pembroke, Georgia was sold on December
10, 1998 for approximately $122,000 net of selling expenses. This sale resulted in a $278,000 loss on disposal. Under the provision of SFAS 121, the value of the Pembroke property was adjusted to net realizable value as of November 30, 1998.

     Fixed assets and fixed assets to be disposed of are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 121. Under the standard, where there is a significant change in use or value of a long-lived asset, the asset is written down to recoverable value if it is determined that recoverable value is less than the Company's cost basis. Under the provisions of SFAS 121, the Florida property's value was adjusted downward by $300,000 in 1998.

                         INNOVO GROUP INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4  OTHER ASSETS

Other assets consisted of the following:

                                                         November 30,
                                                       1998        1997
                                                      (000's)     (000's)
Goodwill, net of accumulated
  amortization                                        $  ---      $  702
Debt issue costs, net                                     23           8
Other                                                     18          43
                                                       _____      ______
                                                     $    41      $  753

The goodwill, which arose in the Company's acquisition of Thimble Square, was written off when Thimble Square was disposed (see Note 11).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

                                                   November 30,
                                                1998          1997
                                               (000's)       (000's)

Accounts receivable factoring facility         $   439       $   504
Bank credit facility                               349           273
NP International loan                              ---           251
Other                                              126           103
                                                ______         ______
                                                $  914         $1,131

     Innovo and Thimble Square previously borrowed under an accounts receivable factoring facility with Riviera Finance ("Riviera") under which Riviera advanced 90% and 80% of assigned accounts receivable, respectively.
The factoring facility provided for advances up to $1,500,000.  Riviera charged
 .75% of each invoice assigned plus 1.5% per month of outstanding advances.
Borrowings under the facility were collateralized by assigned accounts receivable, which aggregated $603,000 at November 30, 1997.

     In December 1997 the Company replaced this factoring facility with a new accounts receivable factoring facility with First American National Bank
("First American"). Under the facility, First American advances 90% of approved invoices. There is no established limit on the total facility. First
American charges Innovo 1% for the first 15 days an invoice is outstanding and
 .05% per day thereafter until paid, up to a maximum of 6%. Thimble Square was charged 1.5% for the first 30 days an invoice is outstanding and .033% per day thereafter, also to a maximum of 6%. The facility is secured by first position on accounts receivable and inventory and personal guarantees of certain members of the Board of Directors and management. The agreement with First American terminates upon thirty day written notice from either party.

     As of November 30, 1998, Thimble Square had a note payable to a local bank that used the Pembroke, Georgia facility as collateral. This loan bears interest at the rate of 2.75 points over the prime rate per annum. The loan balance of approximately $126,000 was paid off when the Pembroke facility was sold in December 1998.
                      INNOVO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

NOTE 5 - NOTES PAYABLE (continued)

     In December 1997 the Company entered into a revolving line of credit with a bank for $350,000 at a fixed rate of 9.5%. The line is secured by equipment and the personal guarantees of certain members of management. The line of credit had an outstanding balance of $349,000 as of November 30, 1998 and expired on December 30, 1998. The Company renewed the line of credit through February 27, 2000 at an interest rate of 10.75%.

     In October 1997 Innovo Group obtained a secured bank line of credit of $762,000. $273,000 was outstanding on the line at November 30, 1997. This loan was paid during 1998 from the proceeds of the private placement of common stock.

     The weighted average interest rate on outstanding short-term borrowings was 11.1% and 17.7% at November 30, 1998 and 1997, respectively.


NOTE 6 -  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                      November 30,
                                                    1998        1997
                                                   (000's)    (000's)

        First mortgage loan                        $  754     $  783

        Non-recourse first mortgage on
          Florida property                            727        759

        Thimble Square SBA loan                       179        194

        Thimble Square first mortgage loan           ----        112

        Capital lease obligation                      194        211

        Bank promissory note secured by receivable
              from an officer of the Company          650       ----

        Other                                        ----          6
                                                   ______     ______
        Total long-term debt                        2,504      2,065

        Less current maturities                      (270)      (211)
                                                   ______     ______
                                                   $2,234    $ 1,854

     The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, Tennessee and by an assignment of key-man life insurance on the president of the Company in the amount of $950,000. The loan bears interest at 2.75% over the lender's prime rate per annum (which was 8.50% at November 30, 1998) and requires monthly payments of $9,900. In order for the loan to be guaranteed by the Small Business Administration ("SBA"), Innovo
Group, Innovo, NASCO Products, and the president of the Company agreed to act as guarantors for the obligations under the loan agreement.


                      INNOVO GROUP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 6 -  LONG-TERM DEBT (continued)

     In November 1995 the Company acquired a facility which it developed as an indoor retail outlet featuring antique and flea market shops. The $1.5 million purchase price was paid by the issuance to the seller of (i) warrants to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share through March, 1998, and (ii) an $800,000 first lien non- recourse mortgage secured by the property. The mortgage is payable $25,500 quarterly;
all unpaid principal, and interest (which accrues at the rate of 9.5% per annum) is due January, 2006. Construction period interest of $79,000 was capitalized during fiscal 1996. The stock option was exercised in March, 1996. The Company also issued a warrant, exercisable for the purchase of 100,000 shares at $.01 per share, as a finder's fee on the property acquisition. The warrant was exercised in April, 1996.

     Thimble Square's SBA loan is collateralized by a lien on that company's
Pembroke, Georgia plant.  This loan was repaid in conjunction with the December
1998 sale of the Pembroke facility. The loan bears interest at 2.75%, over the prime rate and was paid in full in conjunction with the December 1998 sale of the Pembroke plant. The capital lease obligation represents the lease on Thimble Square's Baxley, Georgia plant. Interest on the capital lease is imputed at the rate of 10% per annum.

     In April 1998, Innovo Group entered into a secured note with a bank for $650,000 at a rate of 13.5% per annum. A $703,000 note receivable that the Company holds from an officer and 250,000 shares owned by Pat Anderson-Lasko serve as collateral for the note. The secured note is also guaranteed by certain members of management. The secured note requires monthly payments of interest only. The principal amount of the secured note is due on April 1, 2003.

     In fiscal 1996, the Company privately placed $1,625,000 of 8%
Convertible Debentures due September 30, 1998.  As of November 30, 1996,
$1,205,000 of the debentures had been converted into 752,191 shares of common stock. During fiscal 1997 the remaining convertible debentures were converted into 412,793 shares of common stock.

     Principal maturities of long-term debt of continuing operations as of November 30, 1998 are as follows:

     Year ending November 30,                    Amount

     1999                                         90,000
     2000                                         86,000
     2001                                        102,000
     2002                                        112,000
     2003                                        774,000
     Thereafter                                1,160,000

     The current maturities of long term debt for discontinued operations is $180,000 in 1999.

NOTE 7 - DEBT SETTLEMENTS

     In the fourth quarter of 1997 the Company settled debts with 44 creditors recorded at $930,000. The Company made cash payments totaling $406,000 and recognized an extraordinary gain in the amount of $524,000.

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

     Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities:

                                                  November 30,
                                               1998          1997
                                             (000's)       (000's)
Deferred tax assets:
   Allowance for doubtful accounts           $   23        $   36
   Inventory reserves                            12            18
   Property and equipment                        --           111
   Other                                         --            31
   Benefit of net operating loss
    carryforwards                             3,773         3,664
                                             ______        ______
Gross deferred tax assets                     3,808         3,860
Deferred tax assets valuation allowance      (3,808)       (3,860)
                                             ______        ______
Net deferred tax assets                      $    -        $    -
                                             ______        ______

     The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                         Year ended
                                        November 30,
                                 1998          1997           1996
                                (000's)       (000's)        (000's)
Computed tax (benefit)
  at the statutory rate         (34%)         (34%)          (34%)
State income tax                  -             -              -
Change in valuation allowance    34%           34%            34%
                              ______        ______         ______
                                  -             -              -
                              ______        ______         ______

     The Company has consolidated net operating loss carryforwards of approximately $31.6 million expiring through the year 2013. However, as the result of "changes in control" as defined in Section 382 of the Internal Revenue
Code, approximately $25 million of such carryforwards may be subject to an annual limitation, which is currently estimated to be a minimum of $432,000, subject to adjustment. Such limitation would have the effect of limiting to approximately $12.7 million the future taxable income which the Company may offset through the year 2013 through the application of its net operating loss carryforwards. Any changes in control subsequent to the aforementioned one may have the effect of further limiting the utilization of the net operating loss carryforwards. A subsidiary of the Company has state tax net operating loss carryforwards of approximately $12.1 million to offset state taxable income. These carryforwards expire in varying amounts between the years 1999 and 2006.


                     INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

NOTE 9 - STOCKHOLDERS' EQUITY

(a)   Common Stock

     On September 13, 1998, the Company's Board of Directors approved a reverse ten for one stock split. All references to the number of shares and price per share have been adjusted to reflect the reverse split.

     The Company adopted a Stock Option Plan (the "1991 Plan") in
December 1991 (amended in April 1992) under which 10,000 shares of the Company's common stock have been reserved for issuance to officers, directors, consultants and employees of the Company under the terms of the 1991 Plan. The
1991 Plan will expire on December 10, 2001.

In September 1993 the Company issued 18,976 shares of restricted common stock to extinguish notes payable and accrued interest of $1,423,000.
The holders of such shares hold options ("put options") that allowed them, until April, 1995, to require that the Company repurchase any or all of the shares at a price of $75 per share. The put options continue to be exercisable at $300 per share, in the event of certain "changes in control" not approved by the board of directors. The put options grant the Company a right of first refusal to purchase any of the related shares upon the payment of the same price offered to the holders by another party. Also, the Company can cancel the put options by paying nominal consideration.

     During fiscal 1996 the Company issued common stock to acquire Thimble
Square, to extinguish an aggregate of $423,000 in liabilities, as a loan fee extension, and to convert $1,205,000 of 8% Convertible Debentures (see Notes 4 and 11). The Company also issued warrants and a mortgage note to acquire property for $1.5 million (see Note 7).

     During the third quarter of fiscal 1996, the Company completed a private placement of 175,152 shares of its common stock for net cash proceeds of $560,000. The placements included the issuance of warrants for the purchase of 77,576 shares of the Company's common stock exercisable for five years at an exercise price of $5.20 per share. In connection with the third quarter fiscal 1996 placements of common stock and the 8% Convertible Debentures, the Company issued to the placement agent warrants (Class I warrants) for the purchase of an aggregate of 122,059 shares of its common stock, subject to adjustment, exercisable for a period of five years at an exercise price of $1.70 per share. In the third quarter of fiscal 1997 all the outstanding Class I warrants were repurchased by the Company for $150,000.

     During the first quarter of fiscal 1997 the Company issued $271,000 in 10% unsecured convertible promissory notes due January 1998. The notes were convertible into 210,000 shares of common stock. Also, in connection therewith, the Company issued 50,000 Class J warrants exercisable at $1.25 per share which expired in January 1998. In the second quarter of fiscal 1997 the notes were converted and the warrants were exercised for net cash proceeds of $63,000.

     On April 4, 1997 the Company's stockholders approved an increase in the number of authorized shares of common stock to 7 million.

     On August 4, 1997, the Company's president exercised a stock purchase right (the "Purchase Right") awarded her by the board of directors on February
12, 1997. The Purchase Right entitled her to purchase up to 400,000 shares of the Company's common stock during the period April 30, 1997, to April 30, 2002 at a price of $2.8125 per share. The president paid for the shares by the delivery of a non-recourse promissory note, bearing no interest, due April 30, 2002. The promissory note is collateralized by the shares purchased therewith, which shares would be forfeited to the extent the note is not paid on or before maturity, and would be payable (including prepayable), in whole or in part, by the delivery to the Company
                       INNOVO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Continued)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

of (i) cash or (ii) other shares of the Company's common stock that the president has owned for a period of at least six months, which shares would be credited against the note on the basis of the closing bid price for the Company's common stock on the date of delivery. Any dividends or distributions made with respect to shares collateralizing any unpaid note will be held in an escrow to be established for such shares and note until such time, if any, as the related promissory note is paid. In November 1997, 150,000 shares subject to this Purchase Right were returned to the Company for a pro-rata reduction in the note. Concurrently, the President relinquished any further rights to such 150,000 shares of common stock. At November 30, 1998, $703,000 remains outstanding under this promissory note. The promissory note, and the shares securing it, have been pledged by the Company to secure a 650,000 loan. See
Note 6.

     On August 13, 1997, the Company issued 675,000 shares of common stock to a group of investors ("the Smith Group") for $1,350,000 pursuant to a stock purchase agreement also dated August 13, 1997 between members of the Smith group, the Company and Patricia Anderson-Lasko. Concurrent with the execution of the stock agreement and in conjunction with employment agreements with key executives, the Company granted 292,500 in non-qualified stock options to those executives. Subject to vesting provisions, the options remain exercisable until August, 2002 at a price of $3.315 per share. At November 30, 1998 183,000 options were vested.

     During the fourth quarter of fiscal 1997, 1,500 Class G warrants and all 25,000 Class E warrants were exercised. In connection therewith, the Company extinguished $66,000 in indebtedness and received $14,000 in cash.
Additionally, in the fourth quarter of fiscal 1997 the Company received net proceeds of $645,000 in a private placement for 150,000 shares of common stock.

     In fiscal 1997, an aggregate of 427,793 shares of common stock were issued to extinguish a total of $482,000 in indebtedness, including the remaining amounts outstanding of the 8% convertible debentures.

     During fiscal 1997 the Company issued stock to extinguish an aggregate of $855,000 of liabilities.

     As of November 30, 1998 the Company has outstanding common stock purchase warrants as follows:

     Class       Exercise Price       Shares        Expiration
     _____       ______________       ______        __________

       H             $5.20            77,576        August 2001

     On October 8, 1998, the Company sold 899,000 shares of common stock in a private placement to Furrow-Holrob Development II, L.L.C. for $1,798,000.

     During 1998, the Company issued options to acquire 200,000 shares of common stock to two members of the Board of Directors. These shares are exercisable at $4.75 per share and vest at the rate of 2,083 per month for 48 months. As of November, 30, 1998, total number of shares vested under these option agreements was 37,494. These options were accounted for as employee grants. The options were issued at prices equal to fair market value at the time of the grant. The fair value of the options granted during the year ended
November 30, 1998 ranges from $1.39 to $1.99 per share.

                  INNOVO GROUP INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Continued)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

     During 1998, the Company also issued options to acquire 25,000 shares of common stock to a member of management. These shares are exercisable at $3.33 per share and vest at the rate of 2,083 per month for 12 months. As of November 30, 1998, the total number of shares vested under this option agreement was 8,332.

     The Company has reserved 620,076 shares for issuance upon the exercise of the outstanding common stock purchase warrants and options.

(b)  Stock based compensation plans

     The Company follows the guidance set forth in APB No. 25 as it pertains to the recording of expenses from the issuance of incentive stock options.  The
Company has adopted the disclosure-only provisions of SFAS No. 123.
Accordingly, no compensation cost has been recorded in conjunction with options issued to employees.  Had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method prescribed
y SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:
                                       (000's except per share information)
                                             1998              1997

Net income (loss) - as reported           $(4,014)            $(1,315)
Net income (loss) - pro forma              (4,325)             (1,496)
Net income (loss) per common share - as
 reported                                    (.87)               (.38)
Net income (loss) per common share -
 pro forma                                   (.94)               (.44)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997; expected volatility of 40%; risk-free interest rate of 5.8%; and expected lives from one to five years. Used for grants in 1998;
expected volatility of 35%; risk-free interest rate of 6.5%; and expected lives from one to four years.

Stock option activity during the periods indicated is as follows:

                                Number                Weighted-average
                                of shares             exercise price

Balance at November 30, 1996         ---                         ---
       Granted                   292,500                       $3.32
       Forfeited                     ---                         ---
Balance at November 30, 1997     292,500                       $3.32
       Granted                   225,000                       $4.14
       Forfeited                     ---                       $ ---
Balance at November 30, 1998      17,500                       $3.68

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain property, buildings and equipment. Rental expense for the years ended November 30, 1998, 1997 and 1996 was approximately
$40,000, $63,000 and $54,000 respectively. The minimum rental commitments under noncancellable operating leases as of November 30, 1998 are as follows:
1999, $190,000; 2000, $169,055; 2001, $168,000; 2002, $158,000 and 2003,
$158,000. During October of 1998, the Company entered into a lease agreement with a related party (Furrow-Holrob Development II, L.L.C.) to lease a production facility. The lease term began December 15, 1998 and runs for five years at a lease rate of $2 per square foot for 78,900 square feet.

                    INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

     The Company displays characters, names and logos on its products under license agreements that require royalties ranging from 7% to 17% of sales. The agreements expire through 1999 and require annual advance payments (included in prepaid expenses) and certain annual minimums. Royalties were $346,000, $363,000 and $441,000 for fiscal 1998, 1997 and 1996, respectively.

Four executive officers of the Company have entered into employment agreements that expire in August 1999. The Company or the employee may terminate the agreement at any time for cause, or without cause with 60 days notice and 12 months severance. Annual salaries under the employment agreements are $157,500, $70,000, $30,000 and $30,000.

     In May, 1996, a foreign manufacturer that had previously supplied imported products to a nonoperating subsidiary, NASCO Products, filed suit against NASCO Products asserting that it is owed approximately $470,000, which was approximatly $300,000 in excess of the amount presently recorded on the books of NASCO Products. NASCO Products and the supplier had previously reached an agreement on the balance owed (which is the balance recorded), as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases from that supplier of products distributed internationally by NP International. The Company has denied the supplier's claims, and has asserted affirmative defenses, including the supplier's late shipment of the original products, and the supplier's refusal to accept and fill NP International orders on terms contained in the agreement.
NASCO Products sold its operations in July, 1995, and that company currently has no operations or unencumbered assets. No provisions for the additional amount sought has been recorded in the consolidated financial statements.

     In December 1991, a former employee filed suit against the Company, Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc.., et al., Case No. 91-64033, District Court of Harris County,
Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045.62 on August 17, 1998.
Thereafter, 20,000 shares of Common Stock which has been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. If the sale of that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall.
The Company will monitor the price of its stock in the market and make adjustments to the amount recorded in the financial statements if necessary.

     In July 1992, a former employee filed suit against the Company and Spirco for alleging breach of an employment agreement and asserting other related claims (Wayne Copelin v. Innovo Group, Inc., et al., Case No. 11950, in the
Chancery Court of Robertson County, Tennessee). When Spirco filed for bankruptcy in August 1993, the case proceeded against Innovo Group and a summary judgment of $100,000 was entered against it in March 1995. However, because the Copelin judgment was classified as a Class 8 Claim in the Spirco bankruptcy, the Company believed that the judgment was fully paid when it issued 35,211 shares of Common Stock to Copelin, in compliance with the confirmed Plan of Reorganization. When Copelin sought to enforce the judgment, Innovo Group, as the successor by merger to Spirco, brought a motion in the Spirco bankruptcy to enforce the terms of the Plan of Reorganization against Copelin. The bankruptcy judge granted the motion and permanently enjoined Copelin from enforcing the judgment in an order entered on October 18, 1996. Copelin appealed to the United States District Court and on April 13, 1998, the District Court reversed.
The case is now on appeal to the United States Third Circuit Court of Appeals.
Unless the Circuit Court reverses, Innovo Group will be liable for $100,000 plus accrued interest since March 1995. The Company does not have the $100,000 recorded as a liability as of November 30, 1998. Management feels that the Circuit Court will revese on the grounds that the claim was released in bankruptcy.


                 INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

     Management is currently taking steps to improve profits by increasing the number of marketing personnel, introducing new products and product lines and by attempting to keep fixed costs low. The Company has also taken several steps to increase liquidity in 1999. In 1998 the Company obtained a trade credit facility with a key vendor. In February 1999, the Company obtained an extension until February 2000 on a $350,000 line of credit that expired in December 1998.
Also in February 1999, the Company received $300,000 of proceeds from the sale of common stock of two officers who also committed to provide an aggregate of $100,000 in additional credit. Additionally, the Company received in 1999 a commitment from certain officers to fund short-term cash requirements to the extent needed up to an amount not to exceed $500,000 in the aggregate. Also, in 1999 the Company is in negotiations to sell a $703,000 not receivable from an officer. No assurances can be made that those efforts will be successful or that the Company will achieve profitability in the near future. The inability of the Company to achieve the foregoing could require the Company to constrict its operations.

NOTE 11-SALE OF THIMBLE SQUARE (DISCONTINUED OPERATIONS)

    	On September 13, 1998 Thimble Square entered into a sale agreement with Confident Colors, LLC. Under the terms of the agreement, Confident Colors leased the Baxley, Georgia, facility and equipment for $3,000 monthly and succeeded to the business of Thimble Square. Thimble Square ceased all operations following the lease to Confident Colors. The Pembroke, Georgia, facility was sold on December 10, 1998 to H.N. Properties L.L.C. for $122,354 net of selling expenses. As a result of the cessation of the Thimble Square business and the sale of the Pembroke, Georgia, building to H.N. Properties, L.L.C., the Company recorded a loss totaling $1,401,000 including write off of unamortized goodwill and adjustment of property and equipment and assets under capital lease to their estimated net realizable values. Thimble Square's operations for the years ending November 30, 1998, 1997 and 1996 have been reclassified as discontinued operations on the statement of operations for those years. In conjunction with the disposition of assets of Thimble Square, the Company paid off, in December 1998, an aggregate of approximately $306,000 of debt collateralized by Thimble Square assets. The net assets of Thimble Square as of 1998 and 1997 are as follows:

                                   1998                1997
Accounts Receivable          $        0                $     65,000
Inventory                        12,000                     207,000
Other Current Liabilities             0                      61,000
Property, Plant and Equipment 1,020,000                   1,526,000
Accumulated Depreciation       (241,000)                   (196,000)
Goodwill                              0                     702,000
Other Long-term Assets                0                      12,000
Current debt                   (327,000)                   (287,000)
Accounts Payable                (19,000)                    (45,000)
Accrued Expenses                (55,000)                    (76,000)
Long-term debt                 (173,000)                   (365,000)
                               ________                   _________
                              $ 217,000                  $2,377,000

NOTE 12 - RELATED PARTY TRANSACTIONS

    	During 1998, the Company employed a consultant to assist the Company with its public filings and accounting statements. This consultant was also an executive of Confident Colors. The person chiefly responsible for the operations of the Thimble Square was also an officer of Confident Colors. The transactions between Confident Colors and the Company were arms length and valued at market.

NOTE 13 - SUBSEQUENT EVENTS

     In February 1999, the Company sold 75,000 shares of common stock each to two officers, or 150,000 shares in the aggregate, for proceeds of $300,000 which approximated fair value of the common stock.

     In February 1999, the Company obtained an extension until February 2000 on a $350,000 line of credit that expired in December 1998.

On March 10, 1999 the Company received a commitment from certain of its officers to fund short-term cash requirements, in an amount not to exceed $500,000, as may be required from time to time in fiscal 1999.

ITEM 9.     CHANGES IS AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information set forth under the captions Directors and Executive
Officers contained in the Company's 1999 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    	The information set forth under the captions Compensation and Employment and Stock Option Agreements contained in the Company's 1999
Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information set forth under the caption Beneficial Ownership of Common Stock contained in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     	The information set forth under the caption Certain Relationships and Related Transactions contained in the Company's 1998 Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1)  Financial Statements.  See Item 8.

(2)  Financial Statement Schedules


Schedule
	Page Reference

Report of Independent Certified Public
 Accountants on Financial Statement Schedules			                     76

Schedule II - Valuation and Qualifying Accounts		                    77

(3)  Exhibits

Exhibit
Reference
Number	        Description
               No.

3.1		          Form of Amended and Restated Certificate
                of Incorporation of Registrant.						                3.1 (12)

3.2	           Amended and Restated Bylaws of Registrant.*		         4.2 (5)

4.1		          Article Four of the Registrant's Amended and
                Restated Certificate of Incorporation
                (included in Exhibit 3.1)*

10.1		         Registrant's 1991 Stock Option Plan.*					           10.5 (2)

10.2		         NASCO, Inc. Amended Stock Bonus Plan dated
                as of December 31, 1991.*							                    10.6 (2)

10.3		         Note executed by NASCO, Inc. and payable to
                First Independent Bank, Gallatin, Tennessee
                in the principal amount of $950,000 dated
                August 6, 1992.*								                           10.21 (2)

10.4		         Deed of Trust between NASCO, Inc. and First
                Independent Bank, Gallatin, Tennessee dated
                August 6, 1992.*								                           10.22 (2)

10.5		        Authorization and Loan Agreement from the
               U.S. Small Business Administration, Nashville,
               Tennessee dated July 21, 1992.*						               10.23 (2)

10.6		       Indemnity Agreement between NASCO, Inc. and
              First Independent Bank, Gallatin, Tennessee.*					   10.24 (2)

10.7		       Compliance Agreement between NASCO, Inc. and
              First Independent Bank, Gallatin, Tennessee
              dated August 6, 1992.*							                        10.25 (2)

10.8		       Assignment of Life Insurance Policy issued
              by Hawkeye National Life Insurance Company
              upon the life of Patricia Anderson-Lasko to
              First Independent Bank, Gallatin, Tennessee
              dated July 31, 1992.*							                         10.26 (2)


10.9		      Guaranty of Patricia Anderson-Lasko on behalf
             of NASCO, Inc. in favor of First Independent
             Bank, Gallatin, Tennessee dated August 6, 1992.*				  10.27 (2)

10.10		     Guaranty of Innovo Group Inc. on behalf of
             NASCO, Inc. in favor of First Independent Bank,
              Gallatin, Tennessee dated August 6, 1992.*				      	10.28 (2)

10.11		    Guaranty of Innovo, Inc. on behalf of NASCO,
            Inc. in favor of First Independent Bank,
            Gallatin, Tennessee dated August 6, 1992.*					        10.29 (2)

10.12		    Guaranty of NASCO Products, Inc. on behalf of
            NASCO, Inc. in favor of First Independent Bank,
            Gallatin, Tennessee dated August 6, 1992.*					        10.30 (2)

10.13		    Note executed by NASCO, Inc. and payable to
            ICON Cash Flow Partners, L.P., Series D, in
            the principal amount of $750,000 dated
            August 7, 1992.*								                               10.36 (2)

10.14		    Security Agreement between NASCO, Inc.
            and ICON Cash Flow Partners, L.P., Series
            D dated August 7, 1992.*							                        10.37 (2)

10.15		   Guaranty of Innovo Group Inc. on behalf
           of NASCO, Inc. in favor of ICON Cash Flow
           Partners, L.P., Series D dated July 30, 1992.*					     10.38 (2)

10.16		   Guaranty of Innovo, Inc. on behalf of NASCO,
           Inc. in favor of ICON Cash Flow Partners,
           L.P., Series D dated July 30, 1992.*						              10.39 (2)

10.17		   Guaranty of NASCO Products, Inc. on behalf
           of NASCO, Inc. in favor of ICON Cash Flow
           Partners, L.P., Series D dated July 30, 1992.*					     10.40 (2)

10.18		   Guaranty of NASCO Sportswear, Inc. on behalf
           of NASCO, Inc. in favor of ICON Cash Flow
           Partners, L.P., Series D dated July 30, 1992.*					     10.41 (2)

10.19		  1993-1996 U.S. Olympic Merchandise Agreement
          between United States Olympic Committee and
          Innovo Group Inc. dated April 29, 1993.*					            10.51 (6)

10.20		  Non-Competition and Non-Solicitation Agreement
          dated May 10, 1993 among QSP, Inc., NASCO,
          Inc. and Innovo Group Inc.*						                        10.45 (4)


10.21		  Employment Agreement dated September 30, 1993
          between Innovo Group Inc. and Patricia
          Anderson-Lasko.*							                                  10.56 (6)

10.22		  Form of Common Stock Put Option.*					                    10.61 (6)

10.23		  Form of Debt Conversion Agreement between
          Innovo Group Inc. and certain holders of
          notes payable or Subordinated Notes Payable.*				        10.63 (6)

10.24		  Form of Agreement between Innovo Group Inc.
          and Purchasers under the June 11, 1993 Unit
          Purchase Agreement.*						                              	10.64 (6)

10.25		  Agreement dated April 29, 1994 between C.I.
          Sports, Inc. and NASCO Products, Inc.*				              	10.65 (7)

10.26		  Amended Plan of Reorganization of Spirco, Inc.*				       10.67 (8)

10.27		  $600,000 Secured Promissory Note and Security
          Agreement dated July 20, 1994 between Innovo
          Group Inc., Innovo, Inc. and NASCO Products,
          Inc. and certain individual lenders.*						              10.68 (8)

10.28		  License Agreement dated January 24, 1994
          between NFL Properties Europe B.V. and NASCO
          Marketing, Inc.*							                                 	10.66 (9)

10.29		  License Agreement dated July 7, 1997 between
          National Football League Properties, Inc. and
          Innovo Group Inc.

10.30		  First Amendment to $600,000 Secured Promissory
          Note and Security Agreement dated April 15, 1995.*				   10.70 (9)

10.31		  Security Agreement dated April 28, 1995 between
          Innovo, Inc. and Riviera Finance.*						                 10.71 (9)

10.32		  Form of Amendment to Common Stock Put Option.*				        10.72 (9)

10.33		  Agreement dated July 31, 1995 between NASCO
          Products, Inc. and Accessory Network Group, Inc.*				    10.1 (11)

10.34		  License Agreement dated November 14, 1995 between
          Innovo Group Inc., United States Olympic Committee
          and Warner Bros. Studios*							                        10.47 (12)

10.35		  Agreement dated December 11, 1995 between Innovo
          Group Inc., United States Olympic Committee and
          Original Appalachian Artworks, Inc.*					               10.48 (12)

10.36		  License Agreement dated August 9, 1995 between
          Innovo, Inc. and NHL Enterprises, Inc.*					            10.49 (12)

10.37		  License Agreement dated August 9, 1995 between
          NASCO Products International, Inc. and NHL
          Enterprises, B.V.*							                               10.50 (12)

10.38		  License Agreement dated December 15, 1995
          between Major League Baseball Properties, Inc.
          and Innovo Group Inc.*							                           10.51 (12)

10.39		  License Agreement dated October 6, 1995
          between Major League Baseball Properties
          and NASCO Products International, Inc.*				            	10.52 (12)

10.40		  License Agreement dated August 1, 1997
          between NBA Properties, Inc. and Innovo, Inc.

10.41		  License Agreement dated August 1, 1997
          between NBA Properties, Inc. and NASCO
          Products International, Inc.

10.42		  Merger Agreement dated April 12, 1996 between
          Innovo Group Inc. and TS Acquisition, Inc.
          and Thimble Square, Inc. and the Stockholders
          of Thimble Square, Inc.*							                          10.1 (13)

10.43		  Property Acquisition Agreement dated
          April 12, 1996 between Innovo Group Inc.,
          TS Acquisition, Inc. and Philip Schwartz
          and Lee Schwartz.*							                                10.2 (13)

10.44		  License Agreement between Innovo, Inc. and
          Anheuser-Busch Cos., Inc.*						                         10.57(14)

10.45		  License Agreement between Innovo Group Inc.
          and Warner Bros. dated June 25, 1996.*					              10.45(15)

10.46		  License Agreement between Innovo Group Inc.
          and Walt Disney dated September 12, 1996.*					          10.46(15)

10.47		  Indenture of Lease dated October 12, 1993
          between Thimble Square, Inc. and Development
          Authority of Appling County, Georgia*					               10.47(15)

10.48		  Lease dated October 1, 1996 between Innovo,
          Inc. and John F. Wilson, Terry Hale, and
          William Dulworth*							                                 10.48(15)

10.49   Incentive Stock Option between Samuel J. Furrow, Jr.
         and Innovo Group Inc.                                     10.49

10.50   Incentive Stock Option between Samuel J. Furrow
         and Innovo Group Inc.                                     10.50

10.51   Incentive Stock Option Between Robert S. Talbott
         and Innovo Group Inc.                                     10.51

10.52   Real Property and Asset Lease Agreement between
         Thimble Square and Confident Colors                       10.52

10.53   Manufacturing and Distribution Agreement between
         Nasco Products International and Action Performance
         Companies, Inc.                                           10.53

10.54   Auction Agreement between Innovo Group, Inc.
         and Furrow Auction Company                                10.54

10.55   Auction Agreement between Innovo Group, Inc.
         and Furrow Auction Company                                10.55

10.56   Sale Agreement of Property in Pembroke, GA between
         Thimble Square and H.N. Properties, L.L.C.                10.56

10.57  Lease Agreement between Furrow-Holrob Development, L.L.C.
        and Innovo Group, iNc.                                     10.57

10.58  Marketing Agreement between Coulver Marketing Group and     10.58
        Innovo Group, Inc.

10.59  Amendment to License Agreement with
        National Football League                                   10.59

10.60  Amendment to License Agreement with
        Warner Bros.                                               10.60

21		   Subsidiaries of the Registrant						                       21 (13)

23.1		 Consent of BDO Seidman, LLP (incorporated by
          reference as Exhibit 23.2 to Registration
          Statements No. 33-71576 and No. 333-12527).

27		     Financial Data Schedule (appears only in
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

(12)	Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1995.

(13)	Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated
     April 12, 1996, filed April 29, 1996.

(14)	Registration Statement on Form S-1 (No. 333-03119) of Innovo Group Inc.,
     as amended June 28, 1996.

(15)	Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1996.

(b)	Reports on Form 8-K

1.	On September 15, 1998, the Company filed a Current Report on Form 8-K to report pursuant to Item 5, Other Events, that the Company had completed a reverse one-for-ten stroke split effective September 11, 1998 and to file the press release with respect to such reverse split as an exhibit.

2.	On October 15, 1998, the Company filed a Current Report on Form 8-K to report pursuant to Item 5, Other Events, that the Company had entered into an agreement to dispose of the Thimble Square business, and to file the press release with respect to such event.

3.	On October 15, 1998, the Company filed a Current Report on Form 8-K to report pursuant to Item 5, Other Events, that the Company would relocate its operations to Knoxville, Tennessee, and to file the press release with respect to such event.

4.	On October 22, 1998, the Company filed a Current Report on Form 8-K to report pursuant to Item 5, Other Events, that the Company once again satisfied the tangible net worth requirements for listing on the Nasdaq SmallCap
Market and to file the press release with respect to such qualification as an exhibit.

5.	On October 22, 1998, the Company filed a Current Report on Form 8-K to report pursuant to Item 5, Other Events, that the Company had sold 599,000 shares of common stock for aggregate consideration of $1,798,000 and to file the press release with respect to such sale as an exhibit.

6.	On November 3, 1998, the Company filed a Current Report on Form 8-
K/A pursuant to Item 5, Other Events, containing a pro forma balance sheet as of
September 30, 1998 reflecting the effect on the Company's net tangible assets of the sale of common stock for aggregate proceeds of $1,798,000 and filing the press release with respect to such pro forma balance sheet as an exhibit.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVO GROUP INC.


By:_________________________________________
Samuel J. Furrow
Chairman of the Board and Chief Executive
Officer

February 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title
Date


____________________________	Chief Executive Officer		March 15, 1999
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director


____________________________					                     March 15, 1999
Dan Page
Chief Operating Officer and Director


____________________________					                     March 15, 1999
Patricia Anderson-Lasko
President and Director


____________________________					                     March 15, 1999
J. Eric Hendrickson
Vice President, Treasurer
and Director



____________________________				                     	March 15, 1999
L.E. Smith
Director


____________________________				                     	March 15, 1999
Herb Newton
Director



____________________________					                     March 15, 1999
Samuel J. Furrow, Jr.
Vice President and Director


____________________________					                     March 15, 1999
Marc B. Crossman
Director


____________________________	Chief Financial Officer		March 15, 1999
Bradley T. White
Controller


____________________________	Chief Accounting Officer		March 15, 1999
Bradley T. White
Controller

Report of Independent Certified Public Accountants on Financial Statement
Schedules

Board of Directors
Innovo Group Inc.


The audits referred to in our report to Innovo Group Inc. and subsidiaries, dated February 9, 1999 which is contained in Item 8, included the audits of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Atlanta, Georgia
February 10, 1999,
except for Note 13 which
is as of March 10, 1999.



                     INNOVO GROUP INC AND SUBSIDIARIES
                               SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                    Balance at        Charged        Charged to                              Balance
                                    Beginning        to Costs         Other Accounts-      Deductions-        at End
     Description                    of Period       And Expense         Describe            Describe        of Period
Allowance for doubtful  accounts:
   Year ended November 30, 1998     $  106,000       $132,000          $         -         $  171,000 (A)   $   67,000
   Year ended November 30, 1997         66,000        153,000                    -            113,000 (A)      106,000
   Year ended November 30, 1996         99,000         78,000                    -            111,000 (A)       66,000

Allowance for inventories:
  Year ended November 30, 1998      $   36,000      $       -         $          -         $      - (B)   $     36,000
  Year ended November 30, 1997          73,000              -                    -           37,000 (B)         36,000
  Year ended November 30, 1996          18,000         55,000                    -                - (B)         73,000

Allowance for deferred taxes:
  Year ended November 30, 1998     $ 3,860,000      $       -          $         -       $   52,000       $3,808,000
  Year ended November 30, 1997       3,415,000              -              445,000                -        3,860,000
  Year ended November 30, 1996       8,815,000              -                    -        5,400,000        3,415,000
Note A - Uncollected receivables written off, net of receivables.
Note B - Recovery of valuation reserve.


                            EXHIBIT 10.49
NEITHER THIS OPTION NOR THE UNDERLYING COMMON SHARES HAVE
BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE CORPORATION WILL NOT TRANSFER THIS OPTION OR THE
UNDERLYING COMMON SHARES UNLESS (I) THERE IS AN EFFECTIVE REGISTRATION COVERING SUCH OPTION OR SUCH SHARES. AS THE
CASE MAY BE, UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATES SECURITIES LAWS, (ii) IT FIRST RECEIVES A LETTER FROM AN ATTORNEY, ACCEPTABLE TO THE BOARD OF DIRECTORS OR ITS
AGENTS, STATING THAT IN THE OPINION OF THE ATTORNEY THE PROPOSED TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AND UNDER ALL APPLICABLE STATE SECURITIES LAWS, OR (iii) THE TRANSFER IS MADE PURSUANT TO RULE 144 UNDER THE SECURITIES ACT OF 1933.


INNOVO GROUP, INC.

NON-QUALIFIED SHARE OPTION AGREEMENT

This Agreement is entered into this day by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 27 North Main Street, Springfield, Tennessee 37172, (Corporation), and Samuel J. Furrow, Jr. (Furrow), a Tennessee resident whose principal residence address is 5817 Toole Dr., Knoxville Tennessee 37919.

WHEREAS, the Corporation desires to obtain Furrow's services as V.P. of Corporate Development and Spokesperson;

WHEREAS, this Option will provide equity incentives for Samuel J. Furrow, Jr. to become and remain a member of the Corporation, by granting such person options to purchase shares of the Corporation's common stock (Shares);

WHEREAS, the Board has determined to grant to Furrow a non-qualified share option (Option) to purchase 250,000 upon and subject to the terms and conditions stated in this Agreement.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.   Grant of Option.   Subject to the terms and conditions of this
Agreement, the Corporation hereby grants to Furrow, during the period ending 5:00 p.m. Springfield, Tennessee time on August 31, 2003
(Expiration Date), the option to purchase from the Corporation, from time to time, at a price of $0.33 per Share (Exercise Price), up to, but not to exceed, an aggregate of 250,000 Shares (Option Shares).

Section 2.   Exercise of Option.

2.1 Date Exercisable.   This Option shall become exercisable by Furrow
with respect to 20,834 Shares per month for the next 12 months after the date of this Agreement during which Furrow continues to serve as an employee of the Corporation up to a maximum of 250,000
Shares.

2.2 Manner of Exercise.   This Option may be exercised in whole or in
part by delivery to the Corporation, from time to time, of a written notice in substantially the form set forth in Exhibit A hereto, signed by Furrow, specifying the number of Option Shares that Furrow then desires to purchase, together with cash, certified check, or bank draft payable to the order of the Corporation, or other form of payment acceptable to the Corporation, for an amount of United States dollars equal to the Exercise Price of such shares. If the Corporation, in its sole discretion, elects to allow payment of all or a portion of the Exercise Price secured by a pledge, also in form satisfactory to the Corporation, of the Shares purchased by such exercise of this Option.

2.3	Certificates.    Promptly after any exercise in whole or in part of this
Option by Furrow, the Corporation shall deliver to Furrow a certificate or certificates for the number of Option Shares with respect to which this Option was so exercised, registered in Furrow's name.

2.4	Duration of Option.   This Option, to the extent not previously
exercised, shall terminate upon the earliest of the following dates:

2.4.1 the Expiration Date

2.4.2 immediately upon Furrow's resignation from the Board or upon failure to be re-nominated or reelected to the Board.


2.4.3 three months after Furrow's termination as an employee, if such termination is by reason of Furrow's disability (as defined in IRC 22(e)(3)) or death.

Section 3.	Nontransferability.


3.1	Restriction.   This Option is not transferable by Furrow otherwise than
by testamentary will or the laws of descent and distribution and, during Furrow's lifetime, may be exercised only by Furrow or Furrow's guardian or legal representative. Except as permitted by the preceding sentence, neither this Option nor any of the rights and privileges conferred thereby shall be transferred, assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise), and no such option, right, or privilege shall be subject to execution, attachment, or similar process. Upon any attempt to transfer this Option, or of any right or privilege conferred thereby, contrary to the provisions hereof, , or upon the levy of any attachment or similar process upon such option, right, or privilege, this Option and any such rights and privileges shall immediately become null and void.

3.2	Exercise in Event of Death or Disability.    Whenever the word
Furrow is used in any provision of this Agreement under circumstances when the provision should logically be construed to apply to Furrow's guardian, legal representative, executor, administrator, or the person or persons to whom this Option may be transferred by testamentary will or by the laws of descent and distribution, the word Furrow shall be deemed to include such person or persons.

3.3. No Rights As Shareholder Prior To Exercise.   Furrow shall not, by
virtue hereof, be entitled to any rights of a shareholder in the Corporation, either at law or equity, unless and until this Option is exercised. The rights of Furrow are limited to those expressed in this Option and are not enforceable against the Corporation except to the extent set forth herein.

Section 4.   Anti-Dilution Provisions.

4.1	The number and kind of Shares purchasable upon the exercise of this
Option and the Exercise
Price shall be subject to adjustment from time to time as follows:

4.1.1 In case the Corporation shall (i) pay a dividend or make a distribution on the outstanding
Shares payable in Shares, (ii) subdivide the outstanding Shares into a greater number of Shares, (iii) combine the outstanding Shares into a lesser number of Shares, or (iv) issue by reclassification of the Shares any Shares of the Corporation, Furrow shall thereafter be entitled, upon exercise, to receive the number and kind of shares which, if this Option had been exercised immediately prior to the happening of such event, Furrow would have owned upon such exercise and been entitled to receive upon such dividend, distribution, subdivision, combination, or reclassification. Such adjustment shall become effective on the day next following (v) the record date of such dividend or distribution or (vi) the day upon which such subdivision, combination, or reclassification shall become effective.

4.1.2 In case the Corporation shall consolidate or merge into or with another corporation, or in case the Corporation shall sell or convey to any other person or persons all or substantially all the property of the Corporation, Furrow shall thereafter be entitled, upon exercise, to receive the kind and amount of shares, other securities, cash, and property receivable upon such consolidation, merger, sale, or conveyance by a holder of the number of Shares which might have been purchased upon exercise of this Option immediately prior to such consolidation, merger, sale, or conveyance, and shall have no other conversion rights. In any such event, effective provision shall be made, in the certificate or articles of incorporation of the resulting or surviving corporation, in any contracts of sale and conveyance, or otherwise so that, so far as appropriate and as nearly as reasonable may be, the provisions set forth herein for the protection of the rights of Furrow shall thereafter be made applicable.

4.1.3 Whenever the number of Shares purchasable upon exercise of this Option is adjusted pursuant to this Section, the Exercise Price per Share in effect immediately prior to such adjustment by a fraction, of which the numerator shall be the number of Shares purchasable upon exercise of this Option immediately prior to such adjustment, and of which the denominator shall be the number of Shares so purchasable immediately after such adjustment, so that the aggregate Exercise Price of this Option remains the same.

4.1.4 No adjustment in the number of Shares which may be purchased upon exercise of this
Option shall be required unless such adjustment would require an increase or decrease of more than 1/100 of a Share in the number of Shares which may be so purchased, provided, however, that any adjustment which by reason of this Section is not required to be made shall be carried forward cumulatively and taken into account in any subsequent calculation. All calculations under this Section shall be made to the nearest cent or to the nearest one-hundredth of a Share, as the case may be.

4.1.5 In the event that at any time, as a result of an adjustment made pursuant to this Section,
Furrow shall become entitled to receive upon exercise of this Option cash, property, or securities.

4.1.6 Irrespective of any adjustments in the Exercise Price or in the number or kind of Shares purchasable upon exercise of this Option, the form of Options theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Option.

Section 5.   Officer's Certificate.    Whenever the number or kind of
securities purchasable upon exercise of this Option or the Exercise Price shall be adjusted as required by the provisions of Section 4, the Corporation shall forthwith file with its Secretary or its Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjusted number of kind of securities purchasable upon exercise of this Option and the adjusted Exercise Price determined as herein provided and setting forth in reasonable detail such facts as shall be necessary to show the reason for and the manner of computing such adjustments. Each such officer's certificate shall be made available at all reasonable times for inspection by Furrow and the Corporation shall, forthwith after each such adjustment, mail by certified mail a copy of such certificate to Furrow.

Section 6.    No Effect On Powers of Corporation.   The existence of this
Option shall not affect in any way the right or power of the Corporation or its shareholders to make or authorize any adjustments, recapitalizations, reorganization, or other changes in the Corporation's capital structure or its business, or any merger or consolidation of the Corporation, or any issue of bonds, debentures, preferred shares with rights greater than or affecting the Shares, or the dissolution or liquidation of the Corporation, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

Section 7.    No Waiver of Corporation's Right to Terminate Employment.
  Nothing in this Agreement shall be construed to confer or shall be deemed to confer on Furrow any right to continue as an employee of the Corporation, or to continue any other relationship with, the Corporation or any parent or subsidiary of the Corporation, or limit in any way the right of the Corporation or its shareholders to terminate Furrow's employment or other relationship at any time, with or without cause. If Furrow is terminated without cause, this agreement shall not be effected by such termination.

Section 8.   Compliance With Securities Laws.

8.1 No Exercise Until Compliance.   If the Corporation at any time
determines that registration or qualification of the Shares or this Option under state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable, then this Option may not be exercised, in whole or in part, until such registration, qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Corporation..

8.2 Investment Interest. If required by the Corporation at the time of any exercise of this Option as a condition to such exercise, Furrow shall enter into an agreement with the Corporation in form satisfactory to counsel for the Corporation by which Furrow (I) shall represent that the Shares are being acquired for Furrow's own account for investment and not with a view to, or for sale in connection with, any resale or distribution of such Shares, and (ii) shall agree that, if Furrow should decide to sell, transfer, or otherwise, dispose of any of such Shares, Furrow may do so only if the shares are registered under the Securities Act of 1933 and the relevant state securities laws, unless, in the opinion of counsel for the Corporation, such registration is not required, or the transfer in pursuant to the Securities and Exchange Commission Rule 144; provided, however, that the Corporation agrees to use its best efforts to cause a Registration Statement on Form S-8 with respect to the Shares issuable upon exercise of this Option to be filed and declared effective as soon as is practicable, and to maintain the effectiveness of such Registration Statement until such time as the Option has been fully exercised or terminated.

Section 9. Violation. Any provision of this Agreement to the contrary notwithstanding, this Option shall not be exercisable at any time, in whole or in part, if issuance and delivery of the Option Shares would violate any law or registration.

Section 10. Representations of Furrow. Furrow represents that he has been advised that he is not being represented in this transaction by the corporation's attorneys and that Furrow has been advised to seek separate legal counsel for advice in this matter.

Section 11.   Notices.   Any notice under this Agreement shall be in writing
and shall be effective when actually delivered in person or three days after being deposited in the U.S. mail, registered or certified, postage prepaid and addressed to the party at the address stated in this Option or such other address as either party may designate by written notice to the other.

Section 12.   Law Governing.   This Option shall be governed by and
construed in accordance with the laws of the State of Delaware.

	IN WITNESS WHEREOF, the undersigned have executed this agreement as of the date first above written.
						INNOVO GROUP INC.




By:
	_________________________________
Sam Furrow, Chairman
and CEO




	__________________________________
Samuel J. Furrow, Jr.





EXHIBIT A

INNOVO GROUP INC.
NOTICE OF EXERCISE OF SHARE OF OPTION


I hereby exercise my Non-Qualified Share Option granted by INNOVO
GROUP INC. (Corporation) and seek to purchase _____________ shares of common shares of the Corporation pursuant to said Option. I understand that this exercise is subject to all the terms and provisions of my Non-Qualified Share Option Agreement.


Enclosed is my check in the sum of $_________________ in payment for such shares.

Dated:_____________,________




___________________________
Signature



___________________________
Address


___________________________

___________________________


___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for ______________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of Non-Qualified Share Option Agreement referred to above.


Date:_____________,________


__________________________
Signature
                         EXHIBIT 10.50
NEITHER THIS OPTION NOR THE UNDERLYING COMMON SHARES HAVE
BBEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE CORPORATION WILL NOT TRANSFER THIS OPTION OR THE
UNDERLYING COMMON SHARES UNLESS (I) THERE IS AN EFFECTIVE REGISTRATION COVERING SUCH OPTION OR SUCH SHARES. AS THE
CASE MAY BE, UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATES SECURITIES LAWS, (ii) IT FIRST RECEIVES A LETTER FROM AN ATTORNEY, ACCEPTABLE TO THE BOARD OF DIRECTORS OR ITS
AGENTS, STATING THAT IN THE OPINION OF THE ATTORNEY THE PROPOSED TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AND UNDER ALL APPLICABLE STATE SECURITIES LAWS, OR (iii) THE TRANSFER IS MADE PURSUANT TO RULE 144 UNDER THE SECURITIES ACT OF 1933.


INNOVO GROUP, INC.

NON-QUALIFIED SHARE OPTION AGREEMENT

This Agreement is entered into this day by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 27 North Main Street, Springfield, Tennessee 37172, (Corporation), and Samuel J. Furrow (Furrow), a Tennessee resident whose principal residence address is 5300 Turtle Point Ln., Knoxville TN, 37919.

WHEREAS, the Corporation desires to obtain Furrow's services as a member of the Corporation's Board of Directors;

WHEREAS, this Option will provide equity incentives for Samuel J. Furrow to become and remain a member of the Board of Directors (Board) of the Corporation, by granting such person options to purchase shares of the Corporation's common stock (Shares);

WHEREAS, the Board has determined to grant to Furrow a non-qualified share option (Option) to purchase 1,000,000 upon and subject to the terms and conditions stated in this Agreement.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.   Grant of Option.   Subject to the terms and conditions of this
Agreement, the Corporation hereby grants to Furrow, during the period ending 5:00 p.m. Springfield, Tennessee time on March 31, 2003
(Expiration Date), the option to purchase from the Corporation, from time to time, at a price of $0.475 per Share (Exercise Price), up to, but not to exceed, an aggregate of 1,000,000 Shares (Option Shares).

Section 2.   Exercise of Option.

2.3 Date Exercisable.   This Option shall become exercisable by Furrow
with respect to 20,834 Shares during each of the first 48 calendar months after the date of this Agreement during which Furrow continues to serve as a member of the Board up to a maximum of 1,000,000 Shares.

2.4 Manner of Exercise.   This Option may be exercised in whole or in
part by delivery to the Corporation, from time to time, of a written notice in substantially the form set forth in Exhibit A hereto, signed by Furrow, specifying the number of Option Shares that Furrow then desires to purchase, together with cash, certified check, or bank draft payable to the order of the Corporation, or other form of payment acceptable to the Corporation, for an amount of United States dollars equal to the Exercise Price of such shares. If the Corporation, in its sole discretion, elects to allow payment of all or a portion of the Exercise Price secured by a pledge, also in form satisfactory to the Corporation, of the Shares purchased by such exercise of this Option.

2.3	Certificates.    Promptly after any exercise in whole or in part of this
Option by Furrow, the Corporation shall deliver to Furrow a certificate or certificates for the number of Option Shares with respect to which this Option was so exercised, registered in Furrow's name.

2.4	Duration of Option.   This Option, to the extent not previously
exercised, shall terminate upon the earliest of the following dates:

2.4.4 the Expiration Date

2.4.5 immediately upon Furrow's resignation from the Board or upon failure to be re-nominated or reelected to the Board.


2.4.6 three months after Furrow's termination of membership on the Board, if such termination is by reason of Furrow's disability (as defined in IRC
22(e)(3)) or death.

Section 3.	Nontransferability.


3.1	Restriction.   This Option is not transferable by Furrow otherwise than
by testamentary will or the
laws of descent and distribution and, during Furrow's lifetime, may be exercised only by Furrow or Furrow's guardian or legal representative.
Except as permitted by the preceding sentence, neither this Option nor any of the rights and privileges conferred thereby shall be transferred, assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise), and no such option, right, or privilege shall be subject to execution, attachment, or similar process. Upon any attempt to transfer this Option, or of any right or privilege conferred thereby, contrary to the provisions hereof, , or upon the levy of any attachment or similar process upon such option, right, or privilege, this Option and any such rights and privileges shall immediately become null and void.

3.2	Exercise in Event of Death or Disability.    Whenever the word
Furrow is used in any provision of this Agreement under circumstances when the provision should logically be construed to apply to Furrow's guardian, legal representative, executor, administrator, or the person or persons to whom this Option may be transferred by testamentary will or by the laws of descent and distribution, the word Furrow shall be deemed to include such person or persons.

3.4. No Rights As Shareholder Prior To Exercise.   Furrow shall not, by
virtue hereof, be entitled to
any rights of a shareholder in the Corporation, either at law or equity, unless and until this Option is exercised. The rights of Furrow are limited to those expressed in this Option and are not enforceable against the Corporation except to the extent set forth herein.

Section 4.   Anti-Dilution Provisions.

4.1	The number and kind of Shares purchasable upon the exercise of this
Option and the Exercise
Price shall be subject to adjustment from time to time as follows:

4.1.7 In case the Corporation shall (i) pay a dividend or make a distribution on the outstanding
Shares payable in Shares, (ii) subdivide the outstanding Shares into a greater number of Shares, (iii) combine the outstanding Shares into a lesser number of Shares, or (iv) issue by reclassification of the Shares any Shares of the Corporation, Furrow shall thereafter be entitled, upon exercise, to receive the number and kind of shares which, if this Option had been exercised immediately prior to the happening of such event, Furrow would have owned upon such exercise and been entitled to receive upon such dividend, distribution, subdivision, combination, or reclassification. Such adjustment shall become effective on the day next following (v) the record date of such dividend or distribution or (vi) the day upon which such subdivision, combination, or reclassification shall become effective.

4.1.8 In case the Corporation shall consolidate or merge into or with another corporation, or in case the Corporation shall sell or convey to any other person or persons all or substantially all the property of the Corporation, Furrow shall thereafter be entitled, upon exercise, to receive the kind and amount of shares, other securities, cash, and property receivable upon such consolidation, merger, sale, or conveyance by a holder of the number of Shares which might have been purchased upon exercise of this Option immediately prior to such consolidation, merger, sale, or conveyance, and shall have no other conversion rights. In any such event, effective provision shall be made, in the certificate or articles of incorporation of the resulting or surviving corporation, in any contracts of sale and conveyance, or otherwise so that, so far as appropriate and as nearly as reasonable may be, the provisions set forth herein for the protection of the rights of Furrow shall thereafter be made applicable.

4.1.9 Whenever the number of Shares purchasable upon exercise of this Option is adjusted pursuant to this Section, the Exercise Price per Share in effect immediately prior to such adjustment by a fraction, of which the numerator shall be the number of Shares purchasable upon exercise of this Option immediately prior to such adjustment, and of which the denominator shall be the number of Shares so purchasable immediately after such adjustment, so that the aggregate Exercise Price of this Option remains the same.

4.1.10 No adjustment in the number of Shares which may be purchased upon exercise of this
Option shall be required unless such adjustment would require an increase or decrease of more than 1/100 of a Share in the number of Shares which may be so purchased, provided, however, that any adjustment which by reason of this Section is not required to be made shall be carried forward cumulatively and taken into account in any subsequent calculation. All calculations under this Section shall be made to the nearest cent or to the nearest one-hundredth of a Share, as the case may be.

4.1.11 In the event that at any time, as a result of an adjustment made pursuant to this Section,
Furrow shall become entitled to receive upon exercise of this Option cash, property, or securities.

4.1.12 Irrespective of any adjustments in the Exercise Price or in the number or kind of Shares purchasable upon exercise of this Option, the form of Options theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Option.

Section 5.   Officer's Certificate.    Whenever the number or kind of
securities purchasable upon exercise of this Option or the Exercise Price shall be adjusted as required by the provisions of Section 4, the Corporation shall forthwith file with its Secretary or its Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjusted number of kind of securities purchasable upon exercise of this Option and the adjusted Exercise Price determined as herein provided and setting forth in reasonable detail such facts as shall be necessary to show the reason for and the manner of computing such adjustments. Each such officer's certificate shall be made available at all reasonable times for inspection by Furrow and the Corporation shall, forthwith after each such adjustment, mail by certified mail a copy of such certificate to Furrow.

Section 6.    No Effect On Powers of Corporation.   The existence of this
Option shall not affect in any way the right or power of the Corporation or its shareholders to make or authorize any adjustments, recapitalizations, reorganization, or other changes in the Corporation's capital structure or its business, or any merger or consolidation of the Corporation, or any issue of bonds, debentures, preferred shares with rights greater than or affecting the Shares, or the dissolution or liquidation of the Corporation, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

Section 7.    No Waiver of Corporation's Right to Terminate Employment.
Nothing in this Agreement shall be construed to confer or shall be deemed to confer on Furrow any right to continue as a member of the Board of, or to continue any other relationship with, the Corporation or any parent or subsidiary of the Corporation, or limit in any way the right of the Corporation or its shareholders to terminate Furrow's membership on the Board or other relationship at any time, with or without cause.

Section 8.   Compliance With Securities Laws.

8.3 No Exercise Until Compliance.   If the Corporation at any time
determines that registration or qualification of the Shares or this Option under state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable, then this Option may not be exercised, in whole or in part, until such registration, qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Corporation..

8.4 Investment Interest. If required by the Corporation at the time of any exercise of this Option as a condition to such exercise, Furrow shall enter into an agreement with the Corporation in form satisfactory to counsel for the Corporation by which Furrow (i) shall represent that the Shares are being acquired for Furrow's own account for investment and not with a view to, or for sale in connection with, any resale or distribution of such Shares, and (ii) shall agree that, if Furrow should decide to sell, transfer, or otherwise, dispose of any of such Shares, Furrow may do so only if the shares are registered under the Securities Act of 1933 and the relevant state securities laws, unless, in the opinion of counsel for the Corporation, such registration is not required, or the transfer in pursuant to the Securities and Exchange Commission Rule 144; provided, however, that the Corporation agrees to use its best efforts to cause a Registration Statement on Form S-8 with respect to the Shares issuable upon exercise of this Option to be filed and declared effective as soon as is practicable, and to maintain the effectiveness of such Registration Statement until such time as the Option has been fully exercised or terminated.

Section 9. Violation. Any provision of this Agreement to the contrary notwithstanding, this Option shall not be exercisable at any time, in whole or in part, if issuance and delivery of the Option Shares would violate any law or registration.

Section 10. Representations of Furrow. Furrow represents that he has been advised that he is not being represented in this transaction by the corporation's attorneys and that Furrow has been advised to seek separate legal counsel for advice in this matter.

Section 11.   Notices.   Any notice under this Agreement shall be in writing
and shall be effective when actually delivered in person or three days after being deposited in the U.S. mail, registered or certified, postage prepaid and addressed to the party at the address stated in this Option or such other address as either party may designate by written notice to the other.

Section 12.   Law Governing.   This Option shall be governed by and
construed in accordance with the laws of the State of Delaware.

	IN WITNESS WHEREOF, the undersigned have executed this agreement as of the date first above written.
						INNOVO GROUP INC.




By:
	_________________________________
L.E. Smith, Chairman
and CEO




	__________________________________
	Samuel J. Furrow





EXHIBIT A

INNOVO GROUP INC.
NOTICE OF EXERCISE OF SHARE OF OPTION


I hereby exercise my Non-Qualified Share Option granted by INNOVO
GROUP INC. (Corporation) and seek to purchase _____________ shares of common shares of the Corporation pursuant to said Option. I understand that this exercise is subject to all the terms and provisions of my Non-Qualified Share Option Agreement.


Enclosed is my check in the sum of $_________________ in payment for such shares.

Dated:_____________,________




___________________________
Signature



___________________________
Address


___________________________

___________________________


___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for ______________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of Non-Qualified Share Option Agreement referred to above.


Date:_____________,________


__________________________
Signature

                     EXHIBIT 10.51
NEITHER THIS OPTION NOR THE UNDERLYING COMMON SHARES HAVE
BBEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE CORPORATION WILL NOT TRANSFER THIS OPTION OR THE
UNDERLYING COMMON SHARES UNLESS (I) THERE IS AN EFFECTIVE REGISTRATION COVERING SUCH OPTION OR SUCH SHARES. AS THE
CASE MAY BE, UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATES SECURITIES LAWS, (ii) IT FIRST RECEIVES A LETTER FROM AN ATTORNEY, ACCEPTABLE TO THE BOARD OF DIRECTORS OR ITS
AGENTS, STATING THAT IN THE OPINION OF THE ATTORNEY THE PROPOSED TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AND UNDER ALL APPLICABLE STATE SECURITIES LAWS, OR (iii) THE TRANSFER IS MADE PURSUANT TO RULE 144 UNDER THE SECURITIES ACT OF 1933.


INNOVO GROUP, INC.

NON-QUALIFIED SHARE OPTION AGREEMENT

This Agreement is entered into this day by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 27 North Main Street, Springfield, Tennessee 37172., (Corporation), and Robert S. Talbott (Talbott), a Tennessee resident whose principal residence address is 7016 Old Kent Dr., Knoxville Tennessee 37919.

WHEREAS, the Corporation desires to obtain Talbott's services as a member of the Corporation's Board of Directors;

WHEREAS, this Option will provide equity incentives for Robert S. Talbott to become and remain a member of the Board of Directors (Board) of the Corporation, by granting such person options to purchase shares of the Corporation's common stock (Shares);

WHEREAS, the Board has determined to grant to Talbott a non-qualified share option (Option) to purchase 1,000,000 upon and subject to the terms and conditions stated in this Agreement.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.   Grant of Option.   Subject to the terms and conditions of this
Agreement, the Corporation hereby grants to Talbott, during the period ending 5:00 p.m. Springfield, Tennessee time on August 31, 2003
(Expiration Date), the option to purchase from the Corporation, from time to time, at a price of $0.475 per Share (Exercise Price), up to, but not to exceed, an aggregate of 1,000,000 Shares (Option Shares).

Section 2.   Exercise of Option.

2.5 Date Exercisable.   This Option shall become exercisable by Talbott
with respect to 20,834 Shares during each of the first 48 calendar months after the date of this Agreement during which Talbott continues to serve as a member of the Board up to a maximum of 1,000,000 Shares.

2.6 Manner of Exercise.   This Option may be exercised in whole or in
part by delivery to the Corporation, from time to time, of a written notice in substantially the form set forth in Exhibit A hereto, signed by Talbott, specifying the number of Option Shares that Talbott then desires to purchase, together with cash, certified check, or bank draft payable to the order of the Corporation, or other form of payment acceptable to the Corporation, for an amount of United States dollars equal to the Exercise Price of such shares. If the Corporation, in its sole discretion, elects to allow payment of all or a portion of the Exercise Price secured by a pledge, also in form satisfactory to the Corporation, of the Shares purchased by such exercise of this Option.

2.3	Certificates.    Promptly after any exercise in whole or in part of this
Option by Talbott, the Corporation shall deliver to Talbott a certificate or certificates for the number of Option Shares with respect to which this Option was so exercised, registered in Talbott's name.

2.4	Duration of Option.   This Option, to the extent not previously
exercised, shall terminate upon the earliest of the following dates:

2.4.7 the Expiration Date

2.4.8 immediately upon Talbott's resignation from the Board or upon failure to be re-nominated or reelected to the Board.


2.4.9 three months after Talbott's termination of membership on the Board, if such termination is by reason of Talbott's disability (as defined in IRC
22(e)(3)) or death.

Section 3.	Nontransferability.


3.1	Restriction.   This Option is not transferable by Talbott otherwise than
by testamentary will or the
laws of descent and distribution and, during Talbott's lifetime, may be exercised only by Talbott or Talbott's guardian or legal representative.
Except as permitted by the preceding sentence, neither this Option nor any of the rights and privileges conferred thereby shall be transferred, assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise), and no such option, right, or privilege shall be subject to execution, attachment, or similar process. Upon any attempt to transfer this Option, or of any right or privilege conferred thereby, contrary to the provisions hereof, , or upon the levy of any attachment or similar process upon such option, right, or privilege, this Option and any such rights and privileges shall immediately become null and void.

3.2	Exercise in Event of Death or Disability.    Whenever the word
Talbott is used in any provision of this Agreement under circumstances when the provision should logically be construed to apply to Talbott's guardian, legal representative, executor, administrator, or the person or persons to whom this Option may be transferred by testamentary will or by the laws of descent and distribution, the word Talbott shall be deemed to include such person or persons.

3.5. No Rights As Shareholder Prior To Exercise.   Talbott shall not, by
virtue hereof, be entitled to
any rights of a shareholder in the Corporation, either at law or equity, unless and until this Option is exercised. The rights of Talbott are limited to those expressed in this Option and are not enforceable against the Corporation except to the extent set forth herein.

Section 4.   Anti-Dilution Provisions.

4.1	The number and kind of Shares purchasable upon the exercise of this
Option and the Exercise
Price shall be subject to adjustment from time to time as follows:

4.1.13 In case the Corporation shall (i) pay a dividend or make a distribution on the outstanding
Shares payable in Shares, (ii) subdivide the outstanding Shares into a greater number of Shares, (iii) combine the outstanding Shares into a lesser number of Shares, or (iv) issue by reclassification of the Shares any Shares of the Corporation, Talbott shall thereafter be entitled, upon exercise, to receive the number and kind of shares which, if this Option had been exercised immediately prior to the happening of such event, Talbott would have owned upon such exercise and been entitled to receive upon such dividend, distribution, subdivision, combination, or reclassification. Such adjustment shall become effective on the day next following (v) the record date of such dividend or distribution or (vi) the day upon which such subdivision, combination, or reclassification shall become effective.

4.1.14 In case the Corporation shall consolidate or merge into or with another corporation, or in case the Corporation shall sell or convey to any other person or persons all or substantially all the property of the Corporation, Talbott shall thereafter be entitled, upon exercise, to receive the kind and amount of shares, other securities, cash, and property receivable upon such consolidation, merger, sale, or conveyance by a holder of the number of Shares which might have been purchased upon exercise of this Option immediately prior to such consolidation, merger, sale, or conveyance, and shall have no other conversion rights. In any such event, effective provision shall be made, in the certificate or articles of incorporation of the resulting or surviving corporation, in any contracts of sale and conveyance, or otherwise so that, so far as appropriate and as nearly as reasonable may be, the provisions set forth herein for the protection of the rights of Talbott shall thereafter be made applicable.

4.1.15 Whenever the number of Shares purchasable upon exercise of this Option is adjusted pursuant to this Section, the Exercise Price per Share in effect immediately prior to such adjustment by a fraction, of which the numerator shall be the number of Shares purchasable upon exercise of this Option immediately prior to such adjustment, and of which the denominator shall be the number of Shares so purchasable immediately after such adjustment, so that the aggregate Exercise Price of this Option remains the same.

4.1.16 No adjustment in the number of Shares which may be purchased upon exercise of this
Option shall be required unless such adjustment would require an increase or decrease of more than 1/100 of a Share in the number of Shares which may be so purchased, provided, however, that any adjustment which by reason of this Section is not required to be made shall be carried forward cumulatively and taken into account in any subsequent calculation. All calculations under this Section shall be made to the nearest cent or to the nearest one-hundredth of a Share, as the case may be.

4.1.17 In the event that at any time, as a result of an adjustment made pursuant to this Section,
Talbott shall become entitled to receive upon exercise of this Option cash, property, or securities.

4.1.18 Irrespective of any adjustments in the Exercise Price or in the number or kind of Shares purchasable upon exercise of this Option, the form of Options theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Option.

Section 5.   Officer's Certificate.    Whenever the number or kind of
securities purchasable upon exercise of this Option or the Exercise Price shall be adjusted as required by the provisions of Section 4, the Corporation shall forthwith file with its Secretary or its Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjusted number of kind of securities purchasable upon exercise of this Option and the adjusted Exercise Price determined as herein provided and setting forth in reasonable detail such facts as shall be necessary to show the reason for and the manner of computing such adjustments. Each such officer's certificate shall be made available at all reasonable times for inspection by Talbott and the Corporation shall, forthwith after each such adjustment, mail by certified mail a copy of such certificate to Talbott.

Section 6.    No Effect On Powers of Corporation.   The existence of this
Option shall not affect in any way the right or power of the Corporation or its shareholders to make or authorize any adjustments, recapitalizations, reorganization, or other changes in the Corporation's capital structure or its business, or any merger or consolidation of the Corporation, or any issue of bonds, debentures, preferred shares with rights greater than or affecting the Shares, or the dissolution or liquidation of the Corporation, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

Section 7.    No Waiver of Corporation's Right to Terminate Employment.
  Nothing in this Agreement shall be construed to confer or shall be deemed to confer on Talbott any right to continue as a member of the Board of, or to continue any other relationship with, the Corporation or any parent or subsidiary of the Corporation, or limit in any way the right of the Corporation or its shareholders to terminate Talbott's membership on the Board or other relationship at any time, with or without cause.

Section 8.   Compliance With Securities Laws.

8.5 No Exercise Until Compliance.   If the Corporation at any time
determines that registration or qualification of the Shares or this Option under state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable, then this Option may not be exercised, in whole or in part, until such registration, qualification, consent, or approval shall have been effected or obtained free of any conditions not acceptable to the Corporation..

8.6 Investment Interest. If required by the Corporation at the time of any exercise of this Option as a condition to such exercise, Talbott shall enter into an agreement with the Corporation in form satisfactory to counsel for the Corporation by which Talbott (i) shall represent that the Shares are being acquired for Talbott's own account for investment and not with a view to, or for sale in connection with, any resale or distribution of such Shares, and (ii) shall agree that, if Talbott should decide to sell, transfer, or otherwise, dispose of any of such Shares, Talbott may do so only if the shares are registered under the Securities Act of 1933 and the relevant state securities laws, unless, in the opinion of counsel for the Corporation, such registration is not required, or the transfer in pursuant to the Securities and Exchange Commission Rule 144; provided, however, that the Corporation agrees to use its best efforts to cause a Registration Statement on Form S-8 with respect to the Shares issuable upon exercise of this Option to be filed and declared effective as soon as is practicable, and to maintain the effectiveness of such Registration Statement until such time as the Option has been fully exercised or terminated.

Section 9. Violation. Any provision of this Agreement to the contrary notwithstanding, this Option shall not be exercisable at any time, in whole or in part, if issuance and delivery of the Option Shares would violate any law or registration.

Section 10. Representations of Talbott. Talbott represents that he has been advised that he is not being represented in this transaction by the corporation's attorneys and that Talbott has been advised to seek separate legal counsel for advice in this matter.

Section 11.   Notices.   Any notice under this Agreement shall be in writing
and shall be effective when actually delivered in person or three days after being deposited in the U.S. mail, registered or certified, postage prepaid and addressed to the party at the address stated in this Option or such other address as either party may designate by written notice to the other.

Section 12.   Law Governing.   This Option shall be governed by and
construed in accordance with the laws of the State of Delaware.

	IN WITNESS WHEREOF, the undersigned have executed this agreement as of the date first above written.
						INNOVO GROUP INC.




By:
	_________________________________
Sam Furrow, Chairman
and CEO




	__________________________________
	Robert S. Talbott





EXHIBIT A

INNOVO GROUP INC.
NOTICE OF EXERCISE OF SHARE OF OPTION


I hereby exercise my Non-Qualified Share Option granted by INNOVO
GROUP INC. (Corporation) and seek to purchase _____________ shares of common shares of the Corporation pursuant to said Option. I understand that this exercise is subject to all the terms and provisions of my Non-Qualified Share Option Agreement.


Enclosed is my check in the sum of $_________________ in payment for such shares.

Dated:_____________,________




___________________________
Signature



___________________________
Address


___________________________

___________________________


___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for ______________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of Non-Qualified Share Option Agreement referred to above.


Date:_____________,________


__________________________
Signature

                       EXHIBIT 10.52
                REAL PROPERTY AND ASSET LEASE
AGREEMENT

     This Real Property and Asset Lease Agreement
(the Lease) is made and entered into this the 14th day of September, 19998, by and between Thimble Square, Inc. (Lessor) and Confident
Colors, LLC (Lessee).


                           WITNESSETH

     WHEREAS, Lessor is the owner and operator of a commercial sewing enterprise located in Baxley, Georgia know as Thimble Square, Inc (the
Business); and

     WHEREAS, Lessor desires to lease to Lessee, and Lessee desires to lease from Lessor upon the terms and conditions hereto, the Business, including the real property, physical plant, equipment, assets, contracts, good will and other tangible and intangible property associated with said Business.

     NOW, THEREFORE, in consideration of the
following covenants and agreements, the parties hereby contract and agree as follows;

1. Leased Real Property and Assets. Lessor, for and in consideration of the rents, covenants, agreements, and stipulations hereinafter mentioned, provided for and contained to be paid, kept and performed by Lessee, hereby leases, hires and rents unto
Lessee, and Lessee hereby leases, hires, rents and takes from Lessor upon the terms and conditions which hereinafter appear, the following real property and assets, together with all replacements thereof and additions thereto, as follows:

(a) Real Property:  230 Frost Industrial
Blvd., Baxley, Georgia 31513, as more specifically set forth in the legal description attached as Exhibit A hereto
(the Real Property);

(b) Building: all improvements upon the Real Property, including without limitation that certain building consisting of approximately 21,000 square feet of space, together with all systems, fixtures and other improvements located therein, all as more specifically described in the floor plan attached as Exhibit B hereto (the Building);

(c) Equipment and Assets: all equipment and other tangible assets used and useful in the ownership and operation of the Business [and located at the Plant], including without limitation all assets identified on Exhibit C hereto (the Tangible
     Assets);

(d) Licenses: all of Lessor's right, title and interest in and to the licenses, permits, authorizations, qualifications, orders, franchises, certificates, consents and approvals issued to Lessor by any governmental or regulatory agency or authority, whether Federal, state or local, and used in connection with the operation of the Business (the Licenses);



(e) Intangible Assets: all of Lessor's right, title and interest in and to the copyrights, trademarks, trade names, logos, service marks and other intangible assets used in connection with the Business, together with all good will associated with the Business (the Intangible Assets and, together with the Real Property, Building, Tangible Assets and Licenses, the Business Assets); and

(f) Contracts: all of Lessor's rights and privileges under those contracts, leases and agreements necessary or relating to Lessor's ownership and operation of the Business, including Without limitation (I) those contract listed on Exhibit D (unless specifically excluded therein), (ii) that certain lease and option agreement for the Real Property and Building dated October 12, 1993, by and between the Development Authority of Appling County, Georgia and Thimble Square, Inc., a Georgia Corporation (the Capital Lease), and (iii) that certain production agreement between Lessor and Crown Tex (the Contracts).

2. Term. Lessee shall have and hold the Business Assets for the term of two (2) years beginning on the _____ day of September, 1998 (the Commencement Date), and ending at midnight on the 30th day of September, 2000, unless earlier terminated as hereinafter provided (the Term).


    3.  Continuation of Business.  The Lessee
agrees to continue the Business operations without interruption and to offer continued employment, either directly or through an employee leasing company, to substantially all of the employees of the Lessor. It is Lessee's current intention to continue the Business operations throughout the Term and to expand the Business and operations conducted on the Real Property and the Building.

    4. Capital Lease. As an inducement to Lessee entering into this Lease, Lessor hereby represents, warrants and covenants with respect to the Capital Lease as follows: (i) that the term of the Capital Lease expires on September 30, 2000; (ii) that Lessor's rental obligation under the Capital Lease (which includes both the Real
Property and Building) is $3,000 per month; (iii) that Lessor has the right, which is valid and in force, to purchase the Real Property and Building at the expiration of the Capital Lease for consideration of $158,000; (iv) that Lessor has paid all rent due and is current on all of its obligations under the Capital Lease; (v) that no breaches or violations exist under the terms of the Capital Lease, and no conditions exist which do or might cause a default thereunder or otherwise provide the landlord the right to terminate the Capital Lease; (vi) that the Capital
Lease is valid and in full force ad effect as of the date hereof, and will remain so as of the Effective Date; and (vii) that Lessor shall do all things necessary to ensure that the Capital Lease remains in full force and effect during the Term hereof. Lessor hereby grants to Lessee the unconditional right to cure any default by Lessor under the Capital Lease which might occur during the Term hereof. Upon any exercise by Lessee of said right to cure, Lessee shall notify
Lessor of the same in writing and may deduct all costs of said cure from rental payments otherwise owing to Lessor under Section 5 hereof.
5. Rental; Late Charges. During the Term of this Lease, Lessee agrees to pay to Lessor, at 27 North Main Street, Springfield, Tennessee 37172, or any other person or place at the written direction of Lessor, without demand, deduction or set off, except as provided herein, the rental payments set forth herein, payments being due on the 1st day of each month in advance during the Term:

     (a)   On the Commencement Date, Lessee shall
pay Lessor the sum of $3,000 plus a pro-rata portion of the first month's rent.

     (b)   During the period beginning on the
first day of the next calendar month immediately following the Commencement Date, and through the ten (10) months after the Commencement Date, base rent of $4,500 per month, payable as follows:
$3,000 paid directly by Lessee to the landlord under the Capital Lease, and $1,500 paid to Lessor at the address indicated herein.

     (c)   During the period beginning on the
first day of the eleventh (11th) calendar month after the Commencement Date and through the period including twenty-two (22) months after the Commencement Date, base rent of $5,000 per month, payable as follows: 43,000paid directly by Lessee to the landlord under the Capital Lease, and $2,000 paid to Lessor at the address indicated herein.

     (d)   During the period beginning on the
first day of the twenty-third (23rd) calendar month after the Commencement Date and through the period including the expiration of the Term, base rent of $3,000 per month, payable as follows:
$3,000 paid directly by Lessee to the landlord under the Capital Lease.

     (e)   During the Term hereof, in addition to
the base rent specified in paragraphs (a), (b),
(c) and (d) above (Base Rent), Lessee shall also pay to Lessor additional rental payments
(Percentage Rent) equal to two percent (2%) of any annual gross revenues in excess of five
Million Dollars ($5,000,000) earned by Lessee from the operation of the Business during the Term.
The Percentage Rent shall be calculated at the end of the twelfth (12th) and twenty fourth (24th) months after the Commencement Date, and shall be payable two (2) months in arrears. Upon the payment of any Percentage Rent due hereunder, Lessee shall provide Lessor with a written calculation of said Percentage Rate. Lessor shall also have the right on an annual basis to inspect the books and records of Lessee to verify same.
The time and place of such inspection shall be convenient to Lessee ad at Lessee's principle office.

     (f)   If Lessor or Lessor's appointed agent
or representative fails to receive any Base Rent or Percentage Rent payment due hereunder within ten (10) days after it becomes due, Lessee shall pay Lessor, as additional rental, a late charge equal to five percent (5%) of the overdue amount.
An additional five percent (5%) will accrue for each additional ten (10) days such payment is late. The parties agree that the Lessor's damages by reason of late payments will be difficult to ascertain, that such late charge represents a fair and reasonable estimate of the costs and damages
Lessor would incur by reason of any such late payment and represents liquidated damages and not a penalty.

     6.   Use of Business Assets.  The Business
Assets shall be used by Lessee (or any sublessee) in the operation of the Business or any lawful purpose related thereto. The Business Assets shall not be used by Lessee for any illegal purposes, nor in any manner to create any nuisance or trespass, nor in any manner to vitiate the insurance or increase the rate of insurance on the Business Assets. Unless approved by Lessor, which approval shall not be unreasonably withheld, Lessee and sublessees agree to keep all Tangible
Assets in the operation facilities in Baxley, Georgia. Lessee hereby assumes all of the Lessor's obligations under the Licences and the Contracts and agrees to comply, in all respects, with the terms and conditions thereof, except only those obligations which are expressly undertaken by Lessor hereunder.

     7. Utilities. Lessee shall pay all charges for utilities used in the operation and maintenance of the Business Assets and Business, including electricity, light, water, sewer, gas, heat, fuel, garbage collection, sanitary and other services relating to the operation of the Business.

     8.   Abandonment of Business Assets.  Lessee
agrees not to abandon or vacate the Business
Assets during the Term of this Lease, and agrees to use the Business Assets for the purposes herein leased until the expiration hereof.

     9.   Repairs and Maintenance by Lessor.
Lessor agrees to keep in good repair the roof, foundation and exterior walls of the Building, including glass and exterior doors, and underground utility and sewer pipes outside the exterior wall of the Building, except repairs rendered necessary by the negligence or intentional wrongful acts of Lessee, its agents, employees or invitees. Lessor gives Lessee exclusive control of the Real Property and Building, and shall be under no obligation to inspect the same. Lessee shall promptly report in writing to Lessor any defective condition on or about the Real Property or Building known to lessee which Lessor is required to repair, and failure to report such conditions shall make
Lessee responsible to lessor for any liability incurred by Lessor by reason of such conditions.
Lessee agrees to pay any insurance deductible for any damage caused directly by Lessee.

10. Repairs and Maintenance by Lessee.
Lessee accepts the
business Assets in their present condition as being suited for the use intended by Lessee.
Lessee shall maintain in good working order and repair all heating and air conditioning systems serving the Building (including but not limited to replacement of parts, compressors, air handling units and heating units). Further, Lessee shall, throughout the Term of this Lease, maintain in good order and repair all of the Business Assets, and any additions to or replacements thereof, except those repairs expressly required to be made by Lessor hereunder. Lessee agrees to return the Business Assets to Lessor at the expiration or earlier termination of the Lease in as good condition and repair as when first received, ordinary wear and tear, damage by storm, fire, lightning, earthquake or other casualty alone excepted.

    11.   Destruction of or Damages to Business
Assets. If the Business Assets indicated in item nine (9) above are completely or substantially destroyed by storm, fire, lightning, earthquake or other casualty, this Lease shall terminate as of the date of such destruction and renal shall be accounted for as between Lessor and Lessee as of that date. If the Business Assets indicated in item (9) above are damaged but not wholly or substantially destroyed by any such casualties, rental shall abate in such proportion as Lessee's use of the Business Assets to substantially the same condition as before said damages occurred as soon as is practicable, whereupon full retal shall recommence.

    12.   Insurance and Indemnification.

          (a)   Indemnification.

                (i) Lessee agrees to, and hereby
does, indemnify and save Lessor harmless against all claims or damages to persons or property by reason of Lessee'S use or occupancy of the Business Assets and operation of the Business from and after the Commencement Date (exclusive of any claims or damages resulting from maintenance to be performed in or on the Business Assets by Lessor or its agents hereunder), and expenses incurred by Lessor as a result thereof, including reasonable attorneys' fees and costs.

                (ii) Lessor agrees to, and hereby
does, indemnify and save Lessee harmless against all claims or damages to persons or property by reason of Lessee's ownership, use or occupancy of the Business Assets and the operation of the Business prior to the Commencement Date, and all expenses incurred by Lessee as a result thereof, including reasonable attorneys' fees and costs.

(b) Liability insurance.

(i) Lessee shall, at Lessee's sole
expense, maintain in
effect throughout the Term of this Lease personal injury liability insurance covering the Business
Assets and its appurtenances in the amount of not less than Two Hundred Fifty Thousand Dollars
($250,000), for injury to or death of any one person, and One Million Dollars ($1,000,000) aggregate for each incident. Such insurance shall specifically insure Lessee against all liability assumed by it or by Lessor hereunder, as well as liability imposed by law upon Lessee or Lessor, and shall name Lessor as an additional insured thereunder. Such insurance policy, or certificate thereof, shall contain an endorsement expressly waiving any right of the insurer of subrogation against Lessor, and shall provide that Lessor will be given ten (10) days written notice prior to cancellation or expiration of the insurance evidenced thereby. Within a reasonable period of time following the Commencement Date, Lessee shall provide the foregoing certificate and endorsement required hereby to Lessor.

                (ii) Lessor shall, at Lessor's
sole expense, maintain property damage liability insurance in the amount of Four Hundred Fifty
Thousand Dollars ($450,000). Such insurance shall specifically insure Lessor against all liability assumed by it or by Lessee hereunder, as well as liability imposed by law upon Lessee or Lessor, and shall name Lessee as an additional insured thereunder. Such insurance policy, or certificate thereof, shall contain an endorsement expressly waiving any right of the insurer of subrogation against Lessee, and shall provide that Lessee will be given ten (10) days written notice prior to cancellation or expiration of the insurance evidenced thereby. Within a reasonable period of time following the Commencement Date, Lessor shall provide the foregoing certificate and endorsement required hereby to Lessee.

     13. Governmental Orders. Lessee agrees, at its own expense, promptly to comply with all codes, rules, regulations, ordinances, laws, orders and other requirements of any legally constituted public authority having jurisdiction over the Business Assets (requirements) made necessary by reason of Lessee's occupancy of the Real property and Building, use of the Business Assets and operation of the Business. Lessor agrees promptly to comply with any such requirements if the same are not made necessary by reason of Lessee's occupancy. It is mutually agreed, however, between Lessor and Lessee, that if in order to comply with such requirements, the cost to Lessor or Lessee, as the case may be, shall exceed a sum equal to one year's rent hereunder, then the party hereto obligated to comply with such requirements may terminate this Lease by giving written notice of termination to the other party, which termination shall become effective sixty (60) days after receipt of such notice and which notice shall eliminate necessity of compliance with such requirements unless the party giving such notice of termination, shall, before termination becomes effective, pay to the party giving notice all costs of compliance in excess of one year's rent, or secure payment of said sum in any manner satisfactory to the party giving notice.

      Condemnation. If the whole of the Business Assets shall Be taken under the power of eminent domain by any public or quasi-public authority, or conveyance shall be made in lieu thereof, or if a portion of the Business Assets is so taken or conveyed and the remainder of the Business Assets shall not, in the opinion of Lessee, be suitable for Lessee's use, or if access to the remainder of the Business Assets from an adjoining public thoroughfare shall be eliminated or substantially impaired, this Lease shall terminate as of the date of such taking or conveyance, the parties shall be released from any further liability hereunder, and the rental otherwise due shall be prorated as of such date. If this Lease is not terminated pursuant to this Section and if a portion of the Business Assets has been taken or conveyed, rental shall be reduced by an amount which represents the percentage by which Lessee's use of the Business Assets, as a whole, is reduced by such taking or conveyance. If any condemnation proceeding, Lessee and Lessor shall have the right to seek all compensation and damages due to each party under the laws of the State of Georgia as a result of such taking.

    15. Assignment and Subletting. Subject to obtaining the consent of the Lessor under the Capital Lease, Lessee may sublease portions of the Business Assets to other persons, provided any such sublessee's operation is either
(i) part of the general operation of the Business, or (ii) is under the supervision and control of Lessee, and provided such operation is within the purposes for which the Business Assets shall be used hereunder; and further provided that the annual gross revenues of such sublessee shall be included in the calculation of additional rent under Section 5 (e) hereof, except to the extent such revenues are derived from sale of goods or services to the Lessee. Except as provided in the preceding sentence, Lessee shall not, without the prior written consent of Lessor, which consent shall not be unreasonably withheld, conditioned, or delayed, assign this Lease or any interest hereunder or sublet the Business Assets or any part thereof, or permit the use of the Business Assets by any party other than Lessee. Consent by Lessor to any assignment or sublease shall not impair this provision, and all later assignment or subleases, except as herein provided, shall be made likewise only on the prior written consent of Lessor. Assignee of Lessee, at the option of Lessor, shall become directly liable to Lessor for all obligation of Lessee hereunder; provided, however, no sublease or assignment y lessee shall relieve Lessee of any liability hereunder.

    16. Removal of Trade Fixtures and Equipment. At the termination of this Lease, Lessee may (if not in default hereunder)remove any of the trade fixtures, equipment and other unattached items which Lessee may have installed or stored in or on the Real Property or Building. Lessee shall repair any damage to the
Business Assets caused by its removal of such items. The failure of Lessee to remove such items at the end of this Lease shall be deemed an abandonment thereof at the option of Lessor. If Lessee fails to so remove such items as herein provided, or fails to repair any damage caused to the Business Assets by such removal, then Lessor may do so and charge Lessee with the cost and expense thereof and all such cost and expense shall be paid by Lessee to Lessor on demand. Lessee shall not remove any plumbing or electrical fixtures or equipment, any central heating, ventilating or air conditioning equipment, floor coverings, walls or ceilings, or any other property which may and shall be deemed to constitute a part of the Real Property and Building.

    17. Peaceful Possession. Upon payment by Lessee of the rent herein provided, and upon the observance and performance of all other covenants and conditions on Lessee's part to be observed and performed, Lessee shall peaceably ad quietly hold and enjoy the leased Business
Assets for the Term hereby demised, without hindrance or interruption.

    18. Default by lessee. If: (a) Lessee fails to pay any rental when due, and if such default is not remedied within ten (10) days after receipt of written notice by lessee from Lessor; Lessee defaults in any of the other covenants, terms, conditions, provisions or agreements of this Lease on the part of the Lessee to be kept, observed or performed and such default is not remedied within twenty (20) days after notice from Lessor, provided, however, if the action require to cure the default is of such a nature that it can not be cure within twenty (20) days, Lessee shall not be in default if, within such twenty (20) day period, Lessee commences to cure such default. The time for Lessee to cure shall be extended for such reasonable period as may be required to complete such cure with all diligence; (c) a petition in bankruptcy is filed by, or against, Lessee; (d) the interest of Lessee in this Lease is levied upon by execution or other legal process; (e) the Lessee is declared insolvent according to law; (f) Lessee makes an assignment to, or for the benefit of creditors, or petitions any court to make such an arrangement; (g) Lessee abandons the Business assets or any material part thereof or vacates the Building; or (h) a permanent receiver is appointed for Lessee's property and such receiver is not removed within sixty (60) days after written notice from Lessor to Lessee to obtain such removal; then, and in any of such events of default, Lessor shall have the following rights in addition to the any other rights or remedies available to Lessor at law, in equity or under other provisions of this Lease: (i) to terminate this Lease and to re-enter and repossess the Business Assets, or
(ii) without terminating this Lease, to re-enter and repossess the Business Assets. If Lessor takes possession of the Business Assets pursuant tot he preceding option of this Section 18(ii), Lessor shall rent the Business Assets at the best rental obtainable by its good faith best efforts and for any term and on such conditions as Lessor deems reasonably proper. Lessee shall be liable to Lessor for any deficiency, if any, between the rental due hereunder and the remainder of the rent obtained by Lessor upon reletting after deduction of all expenses reasonable incurred by Lessor in connection with such reletting. Lessee agrees to be responsible for any attorney fees incurred by Lessor to cure any default hereunder.

    19. Default by Lessor. In the event of Lessor's obligations hereunder, Lessee must give Lessor notice thereof and allow Lessor thirty (30) days from Lessor's receipt of such notice to cure such default, or, in the event of a default which can not be cured within thirty (30) days, to commence curing such default. In the event of any default by Lessor under the Capital Lease, Lessee shall have the right to cure said default on behalf of Lessor pursuant to Section 4 hereof. In the event of any material default by Lessor hereunder which is not cured by Lessor within 30 days after Lessor receives notice from lessee, Lessee may, at its sole option, terminate this Lease at no further liability to Lessee, and may recover any and all damages entitled to Lessee under applicable law on account of lessor default, including without limitation Lessee's actual attorneys' fees incurred as a result of thereof.

    20. Exterior Signs. Lessee shall place no signs upon the outside walls or roof of the Building except with the written consent of the Lessor, which consent will not be unreasonably withheld. Any and all signs placed on the Real Property by Lessee shall be maintained in compliance with applicable laws, rules and regulations governing such signs, and Lessee shall be responsible to Lessor for any damage caused by installation, use or maintenance of said signs, and all damages incident to such removal.

    21.   Representations and Warranties.

Lessor's Representations and Warranties. Lessor hereby represents and warrants to Lessee, as an inducement to lessee to enter into this Lease, as follows:

          21A.1 Organization; Good Standing. Lessor (i) is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Georgia; (ii) is qualified to do business and is in good standing under the laws of the State of Georgia; and (iii) has all requisite corporate power and authority to own and operate the Business Assets, to carry on its business as now being conducted, to enter into this Agreement and to perform its obligations hereunder.

          21A.2 Authority. Lessor has the full right and authority to execute and deliver this Lease, to perform its obligations hereunder, and to consummate the transactions provided for herein. All required corporate action with respect to Lessor has been taken to approve this Agreement and the transactions contemplated hereby. This Lease has been duly executed and delivered by Lessor and constitutes the valid and binding obligation of Lessor, enforceable against Lessor in accordance with its terms, except as such enforceability may be limited by bankruptcy and similar laws affecting the rights of creditors generally and general principles of equity. Except as expressly provided in this Agreement, the execution and delivery of this Agreement, the consummation of the transactions contemplated hereby and the performance by Lessor of this Agreement in accordance with its terms will not require the approval or consent of or notice to any foreign, federal, state, county, local or other governmental, financial or regulatory body.

          21A.3 Title to Tangible Assets. Except as set forth on Exhibit C, Lessor has good and marketable title to the Tangible Assets, free and clear of all liabilities, obligations, security interests, liens, rights and encumbrances of others whatsoever.

          21A.4 No Breach or Violation. The execution and delivery by Lessor of this Lease, the consummation by Lessor of the transactions contemplated hereby, and compliance by Lessor with the terms hereof, does not and will not:

          (i)   violate or result in the breach of or
contravene any of the terms, conditions or provisions of, or constitute a default under, Lessor's Articles of Incorporation or Bylaws, or any law, regulation, order, writ, injunction, decree, determination or award of any court, governmental department, board, agency or instrumentality, decree, determination or award of any court, governmental department, board, agency or instrumentality, domestic or foreign, or any arbitrator, applicable to Lessor or its assets and properties; or

           (ii) result in prohibited action under any term or provision of, the material breach of any term or provision of, the termination of, or the acceleration or permitting the acceleration of the performance required by the terms of, or constitute a default under or require the consent of any party to any loan agreement, indenture, mortgage, deed of trust or other contract, agreement or instrument, to which Lessor is a party or by which it is bound; or

           (iii) cause the suspension or revocation of any authorization, consent, approval or License currently in effect with respect to Lessor.

           21A.5 Approvals. No authorizations, approvals or consents from any governmental or regulatory authorities or agencies are necessary to permit Lessor to execute and deliver this Agreement and to perform its obligations hereunder.

           21A.6 No Litigation. There are no actions, suits, investigations or proceedings pending or, to the best of Lessor's knowledge, threatened against or affecting the Business Assets, in any court or before any arbitrator, or before or by any governmental department, commission, bureau, board, agency or instrumentality, domestic or foreign, which, if adversely determined, would impair the ability of Lessor to perform its obligations hereunder or would impair or hinder the ability or right of Lessee to operate the Business after the Commencement Date in the manner heretofore operated by Lessor.

        21A.7 Brokerage. Lessor has not dealt with any broker or finder in connection with any of the transactions contemplated by this Agreement, and, to the best of Lessor's knowledge, no other person is entitled to any commission or finder's fee in connection with any of these transactions.

        21A.8  Condition of Tangible Assets.  Tangible
Assets are leased as is without any express or implied warranty of any kind, including without limitation any warranty of merchantability or fitness for a particular purpose.

        21A.9 Contracts. All of the leases, contracts and agreements to which Lessor is a party with respect to the Business are listed on Exhibit D. Lessor has performed all of its duties and obligations under each of the Contracts in all material respects, the failure to perform which would have a material adverse effect on the business, operations or financial condition of the Business. There are no material defaults under any of the Contracts by Lessor or, to best of Lessor's knowledge, by any other party, or any events, which with notice, the passage of time or both, would constitute a material default under any of the Contracts. All Contracts are in full force and effect and are valid and enforceable in accordance with their respective terms. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hererby does or will result in a breach or default under, or permit any party to modify any obligations under, or cause or permit any termination, cancellation or loss of benefits under, any of the Contracts. Lessor has obtained any necessary consent to this Lease required under the Capital Lease.

        21A.10 Personnel. Lessor has performed, in all material respects, all obligations required to be performed by it under its agreements and plans with or for the benefit of its employees at the Business, and is not in material breach or in material default of any of the terms thereof. There is no material dispute between Lessor and any of its former or current employees at the Business related to compensation, severance pay, vacation or pension benefits, or discrimination.

        21A.11 No Union Contract. Lessor is not a party to any collective bargaining agreement covering any of its employees at the Business. Within the past three years, to the knowledge of Lessor, there have not been any jurisdictional disputes or organizing activities by or with respect to the employees of the Business. Within the past three years, there have not been any, and to the knowledge of Lessor there are not now any6 threatened strikes, lockouts, work stoppages, or slowdowns with respect to employees of the Business.

       21A.12 Rights in Intangible Assets. (i) All of the Intangible Assets are owned by Lessor free and clear of adverse claims and none of such Intangible Assets infringes on the rights of others; (ii) no proceedings are pending against Lessor or, to the best of Lessor's knowledge, are threatened which challenge the validity of the ownership of the Intangible Assets by lessor; and (iii) Lessor has not with respect to the Business violated any of the provisions of the Copyright Act of 1976, 17 U.S.C. Section 101, et seq.

       21A.13 Compliance with Laws. Lessor has all licenses, permits or other authorizations of governmental, regulatory or administrative agencies required to conduct its business with respect to the Business as currently conducted. No judgment, decree, order or notice of violation has been issued by any such agency or authority which permits, or would permit, revocation, modification or termination of any of governmental permit, license or authorization or which results or could result in any material impairment of any rights thereunder. With respect 4to the Business, Lessor is in compliance with all applicable federal, state, local or foreign laws, regulations, statutes, rules, ordinances, directives and orders and any other requirements of any governmental, regulatory or administrative agency or authority or court or other tribunal applicable to it.

       21A.14 Environmental matters. The Real Property and Building are free of any substantial amounts of (1) waste or debris; (2) hazardous waste as defined by the Resource Conservation and Recovery Act as amended from time to time
(RCRA), or any hazardous substance as defined in the statutes of Georgia, as amended from time to time, and regulations promulgated thereunder, or as defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time (CERCLA), and regulations promulgated thereunder; (3) any substance the presence of which is prohibited by any law similar to those set forth in this subparagraph; and (4) any materials which, under federal, state, or local law, statute, ordinance or regulation, or court or administrative order or decree, or private agreement, require special handling in collection, storage, treatment or disposal (the wastes, substances and materials referred to in items (1)-
(4) being hereafter collectively referred to as Hazardous
Materials).

       21A.15 Insurance. The insurable properties relating to the Business and the conduct of the Business are, and will be until the Commencement Date, in the reasonable judgement of Lessor, adequately insured.

       21A.16 Operating Statements. All financial and operating statements which have been previously provided by Lessor to Lessee, were prepared in accordance with the books and records of Lessor in conformity with generally accepted accounting principles consistent with past practices (except for normal year-end adjustments) and fairly present the results of operations of the Business for the respective periods covered thereby.

       21A.17  Bulk Transfers. The provisions of the Bulk
Transfer laws of the State of Georgia will be complied with by Lessor, if applicable, upon the exercise by Lessee of its option to purchase under Section 24.

       21A.18 Employee Benefits. Schedule 21.18 identifies each personnel policy, summary plan description, profit sharing plan or other employee benefit plan or document (whether written or oral) providing for insurance coverage or for deferred compensation, bonuses, stock options or other forms of incentive compensation, severance benefits, post-retirement compensation or benefits, welfare or similar plans or profit sharing plans (Benefit Plans) which (i) are administered, entered into or maintained as the case may be, by Lessor and (ii) cover any employee of Lessor at the Business. True and correct copies or descriptions of each such document (and, if applicable, any related trust agreements or descriptions, in the case or oral arrangement) are also attached as part of such Schedule 21.18. Each such Benefit Plan has been maintained in compliance with the requirements prescribed by any and all statutes, order, rules and regulations applicable to it, including, but not limited to, the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code of 1986, as amended (Code).

       21A.19 Accuracy of Information Furnished. No statement by Lessor contained in this Lease or in any Schedule or Exhibit hereto contains any material untrue statement of a material fact, or omits to state any material fact which is necessary to make the statements contained herein, in light of the circumstances under which they were made, not materially misleading.

  Lessee's Representations and Warranties. Lessee hereby represents and warrants to Lessor, as an inducement to Lessor to enter into this Lease, as follows:

       21B.1 Organization; Good Standing. Lessee (i) is a limited liability company duly incorporated, validly existing and in good standing under the laws of the State of Georgia; (ii) is qualified to do business and is in good standing under the laws of the State of Georgia; and (iii) has all requisite corporate power and authority to own and operate the Business Assets, to carry on its business as now being conducted, to enter into this Agreement and to perform its obligations hereunder.

        21B.2 Authority. Lessee has the full right and authority to execute and deliver this Lease, to perform its obligations hereunder, and to consummate the transactions provided for herein. All required corporate action with respect to Lessee has been taken to approve this Agreement and the transactions contemplated hereby. This Lease has been duly executed and delivered by Lessee and constitutes the valid and binding obligation of Lessee, enforceable against Lessee in accordance with its terms, except as such enforceability may be limited by bankruptcy and similar laws affecting the rights of creditors generally and general principles of equity. Except as expressly provided in this Agreement, the execution and delivery of this Agreement, the consummation of the transactions contemplated hereby and the performance by Lessee of this Agreement in accordance with its terms will not require the approval or consent of or notice to any foreign, federal, state, county, local or other governmental, financial or regulatory body.

    22.   Lessor's Entry of Real Property and Building.
Lessor may card the Real Property and Building For Rent or For Sale ninety (90) days before the expiration of the Term of this Lease (subject to Lessee's option to purchase pursuant to Section 24). Lessor may enter the Real Property and
Building at reasonable hours to exhibit the same to prospective lessees or purchasers and to make repairs required of Lessor under the term hereof.
     23. Effect of Termination of Lease. No termination of this Lease prior to the normal ending thereof, by lapse of time or otherwise, shall effect Lessor's right to collect rent for the period prior to termination thereof.

24. Purchase Option. At any time during the Term of this Lease, Lessor hereby grants and Lessee hereby accepts, the option to purchase all of Lessor's interest in the Business (the
Option), including without limitation the Business Assets
(including all rights under and subject to the terms of the Capital Lease). In the event Lessee elects to exercise the Option, Lessee shall provide Lessor with written notice thereof no later than sixty (60) days, or the required time period required by the Lessor's Capital Lease, whichever is longer, prior to the exercise of the Option. The purchase price for the Option shall be Four Hundred Eighty Thousand
Dollars ($480,000), less thirty-three and one-third percent
(33 1/3%) of all Base Rent and fifty percent (50%) of all Percentage Rent paid by Lessee during the Term hereof, and shall be payable by Lessee on the Option Date in U.S. cash or certified funds or other form of payment reasonably accepted by Lessor.

          In the event Lessee exercises its Option hereunder, Lessor shall timely notify the landlord under the terms of the Capital Lease of Lessor's intention to exercise its option to purchase the Real Property ad Building.
Lessor hereby covenants and agrees to take all actions necessary to exercise and close upon its option under the Capital Lease in the time and manner required thereby, in order that Lessor shall acquire marketable, fee simple title to the Real Property and Building on or prior to the Option Date hereunder. On the Option Date, Lessor shall execute and deliver to Lessee, in form and substance reasonably acceptable to Lessee, a warranty deed for the Real Property and Building, a bill of sale for the Tangible Assets, and such other documents as may reasonably be required by Lessee to effectuate its exercise of the Option and the transfer of all the Business Assets to Lessee.

25. Mortgagee's Rights. Lessee's rights hereunder shall be subject to the Capital lease or any bona fide mortgage or deed to secure debt which is now in place or to be placed upon the Business Assets by Lessor. Lessee shall, if requested by Lessor, execute a separate agreement reflecting such subordination.

26. No Estate in Land. This Lease shall create the relationship of Lessor and Lessee between the parties hereto. No estate shall pass out of Lessor. Lessee has only usufruct not subject to levy and sale, which is assignable only pursuant to the terms if this Lease.

    27. Holding Over. If lessee remains in possessior of the Business Assets after expiration of the Term hereof, with Lessor's acquiescence and without any express agreement of parties, Lessee shall be a tenant at will at the rental rate which is in effect at the end of such Term, and there shall be no renewal of the Lease by operation of law. If Lessee remains in the Business Assets after expiration of the Term hereof without Lessor's acquiescence, the Lessee shall be a tenant at sufferance and commencing on the date following the date of such expiration, the monthly rental payable under Section 5 hereof shall, for each month or fraction thereof during which Lessee so remains in possession of the Premises, be twice the monthly Base Rent otherwise payable under Section 5 hereof. Percentage Rent otherwise due under Section 5 hereof will remain due for any period Lessee holds over.

    28. Attorneys' Fees and Homestead. If any rent or other sum of owing under this Lease is collected by or through any attorney, Lessee agrees to pay the reasonable attorneys' fees incurred by Lessor as a result thereof.
Lessee waives all homestead rights and exemptions which Lessee may have under any law as against any obligation owing under this Lease. Lessee hereby assigns Lessor
Lessee's homestead exemption.

29. Rights Cumulative. All rights, powers and privileges conferred hereunder upon parties hereto shall be cumulative and no restrictive to those given by law.

    30. Notice. All notices required or permitted under this Lease shall be in writing and shall be personally delivered or sent by telefax, overnight delivery (next day service) by a national delivery service, or by U.S.
certified mail, return receipt requested, postage prepaid, to the following addresses:


        Lessor:

                 Thimble Square, Inc.
                 27 North Main Street
                 Springfield, TN  37172
                 Attn:  L.E. Smith, Chairman and CEO
                 Telefax No. (615) 384-2911

        Lessee:

                 Confident Colors, LLC
                 230 Frost Industrial Blvd.
                 Baxley, GA  31513
                 Attn:  Scott Parliament, Vice President and
                        Treasurer
                 Telefax No. (912) 367-1320

          Either party hereto may, upon written notice to the other, change such parties' address for notices hereunder. For purposes of this Lease, any notice received by Lessor or Lessee from the Lessor under the Capital Lease shall be deemed to have been received from the other party to this Lease.

    31. Waiver of Rights. No failure to Lessor to exercise any power given to Lessor hereunder or to insist upon strict compliance by Lessee of his obligations hereunder, and no custom or practice of the parties at variance with the terms hereof, shall constitute a waiver of Lessor's right to demand exact compliance with the terms hereof.

    32. Time of Essence. Time is of the essence in this Lease.

    33. Definitions. Lessor as used in this Lease shall include first party, its heirs, representatives, assigns, and successors in title to the Business Assets. Lessee shall include second party, its heirs and representatives, and if this Lease shall be validly assigned or sublet, shall include also Lessee's assignees or sublessees as to the Business Assets covered by such an assignment or sublease. Lessor and Lessee include male and female, singular and plural, corporation, partnership or individual, as may fit the particular parties.

34. Exhibits. All Exhibits attached to this Lease are incorporated into, and made a part of, this Lease. In the event of a conflict between an Exhibit and any of the foregoing provisions of this Lease, said Exhibit shall control.

35. Merger. This Lease contains the entire agreement of the parties hereto, and o representations, inducements, promises or agreements, oral or otherwise, between the parties not embodies herein shall be of any force or effect.

36. Governing Law. The terms of this Lease and interpretation thereof shall be governed by the laws of the State of Georgia, without reference to conflicts of law principles.

37. Consent of Lessor under Capital Lease. This Lease shall not be effective unless or until the Lessor under the Capital Lease gas given its written consent to this Lease and the subtenancy created hereunder.


     IN WINTESS WHEREOF, the parties hereunto have set their hands and seals, intending to be bound thereby, as of the date and year first above written.


     Signed, sealed and delivered as
     to Lessor, in the presence of:            LESSOR:
                                         Thimble Square,
                                         Inc.


     /s/ Scott Parliament                By:  /s/ L.E. Smith
                                                  CEO
     --------------------                     --------------

     (Unofficial Witness)                     Name
                                              Title

    /s/ Jennifer Gregory
    --------------------
    Notary Public



     Signed, sealed and delivered as
     to Lessor, in the presence of:           LESSEE:
                                        Confident Colors,
                                        LLC


    /s/ Scott Parliament                /s/ L. Winston Biggs
    --------------------                --------------------
    Unofficial Witness                  Name
                                        Title

   /s/ Jennifer Gregory
   --------------------
   Notary Public


                               EXHIBIT A

                            LEGAL DESCRIPTION


                             EXHIBIT B

                         BUILDING FLOOR PLAN


                               EXHIBIT C

                         LIST OF TANGIBLE ASSETS


                             EXHIBIT D

                          LIST OF CONTRACTS


                             MUTUAL RELEASE AGREEMENT



     On this 15th day of September, 1998 Thimble Square,
Inc. (Employer) and Jane Silk (Employee) mutually agree to release each other from any further contractual obligations related to an Employment Agreement (Agreement) dated 4/12/96.

     This release is conditioned on the binding execution of a lease agreement for Thimble Square real and personal property between Confident Colors, LLC and Thimble Square, Inc. Such lease is expected to become effective the week of September 14, 1998.

     Subject to the execution of the lease above, this release shall become effective beginning September 14, 1998.
This release shall include all aspects of the Agreement including, but not limited to, salary, benefits and agreement not to compete.




/s/ Jane Silk
-------------
Employee
Jane Silk



Thimble Square, Inc.
--------------------
For Employer
L.E. Smith, CEO
/s/ L.E. Smith  CEO


                             MUTUAL RELEASE AGREEMENT



     On this 15th day of September, 1998 Thimble Square,
Inc. (Employer) and Ron Silk (Employee) mutually agree to release each other from any further contractual obligations related to an Employment Agreement (Agreement) dated 4/12/96.

     This release is conditioned on the binding execution of a lease agreement for Thimble Square real and personal property between Confident Colors, LLC and Thimble Square, Inc. Such lease is expected to become effective the week of September 14, 1998.

     Subject to the execution of the lease above, this release shall become effective beginning September 14, 1998.
This release shall include all aspects of the Agreement including, but not limited to, salary, benefits and agreement not to compete.




/s/ Ronald Silk
---------------
Employee
Ron Silk



Thimble Square, Inc.
--------------------
For Employer
L.E. Smith, CEO
/s/ L.E. Smith  CEO


                               CERTIFICATE OF ORGANIZATION


I, Lewis A. Massey, the Secretary of State from the State of
Georgia, do hereby certify under the seal of my office that


                               CONFIDENT COLORS, L.L.C.
                               A GEORGIA LIMITED LIABILITY
                               COMPANY

Has been duly organized under the laws of the State of Georgia on the effective date stated above by the filing of articles of organization in the office of the Secretary of State and by the paying of fees as provided by Title 14 of the Official Code of Georgia Annotated.

WITNESS my hand and official seal in the City of Atlanta and the State of Georgia on the date set forth above.



/s/ Lewis A. Massey
-------------------
Lewis A. Massey
Secretary of State


                             ARTICLES OF ORGANIZATION
                                       OF
                             CONFIDENT COLORS, L.L.C.

    Pursuant to Section 14-11-100 et seq. Of the Georgia
Limited Liability Act (the Act), the following Articles of
Organization for the instant Georgia limited liability company (the Company) are set forth as follows:

                             Article I.

     The name of the Company is Confident Colors, L.L.C.".

                             Article II.

     The initial registered office of the Company is 230 Frost Industrial Blvd., Baxley, Georgia 31513. The Company's initial registered agent for service of process is Scott Parliament, an individual resident of the State of Georgia, who is located at the same address as the initial registered office of the Company.

                             Article III.

     The purpose for organization of the Company is to engage in any and all lawful business in which corporations for profit formed in the State of Georgia may engage.

                             Article IV.

     The principal office of the Company where the records required by Section 14-11-313 of the Act will be maintained is located at 230 Frost Industrial Blvd., Baxley, Georgia
31513.

                             Article V.

     The period of duration for the Company shall be until
(i) the date of dissolution thereof pursuant to either
Section 14-11-602 of the Act or the Company's effective operating agreement, or (ii) December 31, 2028, whichever date first occurs.

                             Article VI.

     Management of the Company shall be vested in one (1) manager, who shall be selected and shall govern the operations of the Company in accordance with the provisions of the Company's Operating Agreement to be executed by the Members following the effective date hereof.

                             Article VII.

     In accordance with the provisions of O.C.G.A. Section 14-11-306, the Company shall indemnify and hold harmless each of its Members and Manager from and against any and all claims, demands and liabilities whatsoever arising in connection with the Company; provided, however, that the Company shall not indemnify any Member or Manager for any liability arising out of or relating to (i) intentional misconduct or a knowing violation of law by said Member or Manager, or (ii) any transaction for which said Member or Manager received a personal benefit in violation or breach of any provision of the Company's written Operating Agreement then in effect.



     The foregoing Articles executed this 10th day of September, 1998.


/s/ Jay D. Brownstein
---------------------
Jay D. Brownstein
Organizer


                             CONFIDENT COLORS, LLC

                               Unanimous Consent


     The undersigned, representing all members of Confident
Colors, LLC, hereby agree unanimously to the following:

     That Winston Biggs is authorized as Manager and President of Confident Colors, LLC to execute a certain lease agreement between Thimble Square, Inc. and Confident
Colors, LLC as to certain real estate and equipment located in Baxley, Georgia, to be dated at or near September 14, 1998.


/s/ Winston Biggs                    9/15/98
-----------------                    -------
Winston Biggs

/s/ Scott Parliament                 9/15/98
--------------------                 -------
Scott Parliament

/s/ Jane Silk                        9/14/98
-------------                        -------
Jane Silk

/s/ Jerry Stewart                    9/15/98
-----------------                    -------
Jerry Stewart



MEMO
TO: Scott Parilament
FROM: Eric Hendrickson
SUBJECT: Authorization for the negotiation and lease of Thimble Square, Inc.


     This memorandum is to affirm that Mr. L.E. Smith, CEO and Chairman for Innovo Group, Inc., and subsidiaries, has been authorized to negotiate and consummate the lease/purchase of the Thimble Square, Inc. land, building and equipment. Following is the appropriate section from the August 31, 1998 Board of Directors meeting authorizing the transaction:


     Smith introduced a proposal from Scott Parliament for the lease/purchase of the Thimble Square, INC. land, building and equipment. The discussed proposal is attached and is made a part of the corporate minutes. Authorization to further negotiate and consummate the transaction was given to Smith. The motion was made by Furrow and seconded by Anderson. The affirmative vote was unanimous.



Eric Hendrickson----------------
Eric Henrickson, Secretary, Treasurer and V.P.


                     CORPORATE SEAL

                     EXHIBIT 10.53
     THIS AGREEMENT is made this 20th day of
August, 1998, between, NASCO PRODUCTS
INTERNATIONAL, INC., INNOVO GROUP, INC., and any and all subsidiaries, successors and assigns
(hereinafter referred to as Innovo), whose business address is 27 North Main Street,
Springfield, Tennessee 37172, and ACTION
PERFORMANCE COMPANIES, INC. and any and all subsidiaries, successors and assigns (hereinafter referred to as AP), whose business address is 4707 E. Baseline Road, Phoenix, AZ 85040.

     WHEREAS, Innovo is a manufacturer and
distributor, as well as a seller and marketer, of various products;
     WHEREAS, AP operates a division known as Fan
Fueler, and has requested that Innovo manufacture and distribute certain products it produces in the manner herein provided;
     WHEREAS, Fan Fueler is a discrete business unit of AP, separate and distinct from AP's other business units, including, but not limited to, such operations currently known as Sports Image, Action Racing Collectibles and Image Works;
     WHEREAS, Fan Fueler maintains its own methods of product distribution maintained by each of AP's other business units;

     NOW, THEREFORE, in consideration of the
mutual promises contained herein, Innovo and AP agree as follows:

     1.  Exclusive Distributorship/Manufacturing
Rights. AP hereby appoints Innovo as exclusive manufacturer and as a non-exclusive distributor along with AP's own Fan Fueler division, or any successor thereof, and its method of distribution;
and AP hereby grants to Innovo an exclusive right to manufacture and a right to distribute certain
Products (as defined in Section 3, below) within the Territory (as defined below).

     In consideration for the rights granted to Innovo by AP, Innovo shall not distribute, or manufacture for distribution, within the
Territory, any products which are the same as, or substantially similar to, Products and which bear any trademark, copyright or other mark or any driver, team, team sponsor or sanctioning body involved in Motorsports. For purposes of this Agreement, Motorsports shall mean any international or domestic professional motorsports association including, but not limited to, NASCAR, NHRA, IRL, CART, Formula One, World of Outlaws,
AMA, IHRA, Slim Jim, ARCA, Goody's Dash Series and
USAC.

     2. Sale. Innovo hereby agrees, as the
exclusive manufacturer and as a distributor of Products, to manufacture, sell and distribute
Products to retailers, during the term of this Agreement, in accordance with the provisions of this Agreement, in the quantities set forth in purchase orders submitted to Innovo, at the prices, subject to the provision of Section 9, Possible Price Modifications, specified in Exhibit
A, attached hereto (hereinafter referred to as a Retail Sale); Innovo shall also be the exclusive manufacturer for sales to AP, competitively priced with the market, of the Products referred to herein, during the term of this Agreement, in accordance with the provisions of this Agreement, in quantities set forth in purchase orders submitted to Innovo at the prices also specified in Exhibit B (hereinafter referred to as a Sale to AP). All division of AP will purchase the various Products at the price contained in Exhibit
B, except for AP's Fan Fueler division, or any successor thereof, which will pay the prices listed as the "Selling Price in Exhibit A.

     3. Products. As used in this Agreement, the term Products shall include the products, bearing motorsports related trademarks and copyrights under the control of AP, manufactured and/or sold by Innovo in the following categories:
          Cush-n-Carry
          Cooler
          Lunch Pack
          Waist Pack
          Tote Bag
          Back Pack

Products, as defined by this section shall, from time to time, be subject to the deletion of the product categories listed above and the addition of other product categories, as the parties many agree, in writing, during the term of this Agreement.

     4. Territory. Innovo shall have the right to distribute Products throughout the United States and, to the extent allowed by reference to individual license agreements through which AP controls the trademarks and copyrights, additional countries throughout the European Union
Territory. Innovo shall not distribute, or manufacture for distribution, Products outside the Territory.

     5. Method and Place of Delivery. With regard to retail Sales, Innovo, as manufacturer/distributor, shall be responsible for negotiating terms for delivery and the payment thereof with each retailer. In a Sale to AP, AP shall be responsible for all shipping and delivery charges.

     6. Allocation of Risk. All risks arising under this Agreement with respect to any casualty to the goods in a Sale to AP as defined herein are to be borne by the titleholder of the goods. Once title passes, as defined by the terms of each sale, risk passes therewith. Allocation of risk in a Retail Sale made by Innovo shall be negotiated between Innovo and the retailer as described in paragraph 4 above.

     7. Right of Inspection. For each driver, AP shall have the right to inspect each new Product, including new designs of existing product (New
Product), and any and all artwork including, but not limited to advertisements, packaging and promotion materials (Artwork) pertaining to said
New Product. Within ten (10) days of receipt, AP shall approve or disapprove of said New Product and Artwork. Grounds for disapproval include, but are not limited to, failure of any New Product to meet AP's production specification requirements or failure of any Artwork to meet the stated artistic requirements of AP. AP shall specify in detail the basis of any disapproval. In the event that AP disapproves of any New Product or Artwork, Innovo shall promptly work to modify such submittal to conform to the requirements of AP and shall resubmit such New Product or Artwork for review and approval of AP. Innovo shall not manufacture, distribute, market, sell or use New Product or Artwork prior to approval by AP. AP shall not unreasonably withhold approval of New Product or Artwork. Unreasonable delay in approval or disapproval of New Product or Artwork by AP shall constitute approval of the New Product submission provided Innovo gives AP ten (10) days written notice of its intent to deem delay as constituting an approval.

     Notwithstanding the preceding paragraph,
Innovo acknowledges that, in accordance with the terms and conditions of their license agreements, AP is obligated to provide samples, in certain cases pre-production samples as well as production samples (Samples), of any and all New Product and Artwork to the impacted licensors (Impacted
Licensors) for their review and approval. AP shall be allowed a reasonable period of time, as determined by reference to the individual agreements with Impacted Licensors, to obtain the requisite approval of Impacted Licensors, in addition to the ten (10) days provided for in the preceding paragraph for AP to review and approve said New Product and Artwork on its own behalf.
Innovo shall provide, at no additional cost to AP, two (2) Samples of any and all New Product and Artwork in addition to the number of said New
Product and Artwork that AP is required to provide to the Impacted Licensors.

     If through best efforts AP fails to obtain approval of New Product or Artwork from the Impacted Licensors, Innovo agrees to work with AP to modify such submittal to conform to the requirements of the Impacted Licensors. In the even any Impacted Licensor disapproves of any New
Product or Artwork, Innovo shall not manufacture, distribute, market, sell or use said New Product of Artwork in any capacity whatsoever. At the request of any Impacted Licensor, Innovo shall destroy or turn over to AP any disapproved New
Product or Artwork. AP shall be responsible for informing Innovo within seven (7) working days of any and all approvals, disapprovals or other instruction received from Impacted Licensors relating to New Product or Artwork.

     8. Terms of Payment. Within seven (7) days of the end of each month, Innovo agrees to issue one purchase order to AP representing all Retail Sales and inventory increases of AP items during such period. With regard to Retail Sales, Innovo shall make payment, within thirty (30) days of the issuance of a purchase order, to AP for the Reimbursement to AP specified in Exhibit A, attached hereto. With regard to all Sales to AP, other than Fan Fueler or any successor thereof, AP shall make payment, within thirty (30) days of shipment, to Innovo at the price established in Exhibit B attached hereto.

     9. Possible Price Modification. The prices contained in Exhibit A may be adjusted by Innovo upon thirty (30) days notice to AP. In the event that AP does not agree to any price adjustment, Innovo shall cease to be the exclusive manufacturer of said Product and AP shall be entitled to seek any and all alternative means necessary for the manufacture of said Product.

    10. Cancellation of Purchase Orders. In the event that Any AP purchase order is canceled, AP hereby agrees to purchase the Product manufactured by Innovo at the prevailing price at which Innovo is selling the Product to AP at the time of cancellation (a Sale to AP). Innovo agrees to use all efforts to minimize costs to AP in the event of a canceled AP Sale.

    11. Duration of Contract. Except in the case of Termination of this Agreement as defined in 16, this Agreement shall continue in effect for a period of three (3) years from the date of the execution of this Agreement (Initial Term). If
Innovo is not then in default under this Agreement at the end of the Initial Term, Innovo shall have the right of first refusal to negotiate for the extension of the Agreement, on a year-to-year basis (Extension). Upon Innovo's exercise of its right(s) of first refusal, the parties hereto shall use their best efforts to negotiate in good faith any modification or amendments that may be reasonably necessary to continue the parties' rights and obligations under the Agreement. In the event that Innovo desires to exercise its right(s) of first refusal, it shall do so by providing written notice to AP at any time prior to sixty
(60) days before the expiration of the Initial
Term or Extension, as the case may be. If Innovo is in default under the terms of the Agreement at the end of any Extension, Innovo shall forfeit its rights of first refusal for future Extensions and any Extensions agreed to for future years shall be null and void.

12. Marketing. Innovo is authorized to enter into agreements with retailers relating to the Products identified in this Agreement. Innovo will use its best efforts to sell Products to retailers.

    13. Product Warranty Policies.
        a. Innovo's Products are sold to retailers and AP at prices that contemplate that such Products are free from defects in manufacture and workmanship at the time of sale. In the event that any Product is defective at the time of sale, neither AP nor any retailer shall be under any obligation to purchase said Product unless Innovo, at Innovo's cost, cures any and all defects. With regard to sales to AP, Innovo and AP shall work together, in good faith, to determine whether any Product is defective. With regard to Retail Sales, Innovo and the retailer shall work together, in good faith to determine whether any product is defective. To the extent any Product does not meet
AP's production specification requirements or stated artistic requirements, upon proof to Innovo's satisfaction of the defect, that Product shall be deemed defective.
        b. For any and all defective Product
claims or demands made against AP, Innovo agrees to protect AP and hold AP harmless from any loss or claim arising out of inherent defects in any of Innovo's Product existing at the time such Product is sold by Innovo or any retailer. AP and Innovo shall give each other immediate notice of any such loss or claim and cooperate fully with each other in the handling thereof. AP agrees to protect
Innovo and hold Innovo harmless for any loss or claim arising out of negligence of AP or AP's agents.

     14. Tooling. All tools or molds created by Innovo exclusively to produce the Products referenced herein for AP will be detailed in AP's purchase orders and the cost of said tools/molds will be billed to AP. Once purchased by AP, AP will own the tools and molds, but allow Innovo to use the tools and molds in the manufacture and production of the Product. Other tools or molds may follow and may be specifically added by agreement of the parties to this Agreement by way of addendum from time to time. Tools or molds used by Innovo in the production of AP's Products which are not used exclusively for AP's Products will not be billed to AP and will not become the possession of AP. For any and all tools built exclusively for and billed to AP, Innovo shall at no later time use said tools on a non-exclusive basis without prior permission from AP.

    15. Order Processing and Shipment Policies.
Innovo shall use best efforts to meet its delivery commitments with regard to Retail Sales and shall at all times conduct its business in a manner which enhances the reputation of AP and Fan Fueler in the marketplace. In order to meet these commitments, Innovo shall build and maintain within the United States, inventory in amounts reasonably expected to meet the needs of its customers, including AP (hereinafter Inventory on Hand). Innovo will employ its best efforts to fill AP's orders promptly on acceptance, but reserves the right to allow Inventory on Hand as it deems best. However, to the extent that AP's orders of Product identified in 3 of this Agreement cannot be fulfilled with Inventory on Hand, Innovo commits to manufacturing or, upon written approval of AP, effecting the manufacturing of said product in quantities sufficient to fulfill AP's orders prior to producing additional amounts of the same Product or Products for purposes of Retail Sales. Innovo warrants that it shall use best efforts to fulfill
AP's orders within (I) four weeks to the extent that sufficient quantities of Inventory on Hand exist to fulfill said orders, or (ii) seventy-five days to the extent that fulfillment of said orders specially require overseas production of Products.
Notwithstanding the preceding sentence, Innovo shall not be liable for failure to ship Innovo's
Products specified in the accepted order because of strikes, differences with workers, inability to secure transportation facilities or other circumstances beyond its control. AP shall not be liable for failure to accept shipments of Products ordered from Innovo when such failure is due to strikes, or any other cause beyond AP's control, provided Innovo receives notice in writing to suspend such shipments prior to delivery to carrier.

    16. Termination. The following provisions shall govern the termination of this Agreement:
        a. The parties may terminate this
Agreement by mutual written agreement.
        b. If Innovo becomes unable to pay its
debts as they become due, or if Innovo files or has filed against it a petition in bankruptcy, reorganization or for the adoption of an arrangement under any present or future bankruptcy, reorganization or similar law (which petition, if filed against Innovo, is not dismissed within 30 days after the filing date), or if a receiver, trustee, liquidator or sequestrator of all or substantially all of Innovo's property is Appointed, or if Innovo discontinues its business, this Agreement automatically shall terminate forthwith upon written notice to Innovo.
        c. If Innovo or AP fail to meet the terms of payment outlined in Section 8 and continue to fail to render such payment then due during the 20 business days immediately following written notice of such default, Innovo or AP, as the case may be, may terminate this Agreement upon final written notice to the other party.
        d. If Innovo's business is sold or
transferred by operation of law or otherwise, and if there is a substantial change in Innovo's management, AP in its sole and absolute discretion, shall have the right, upon written notice to Innovo, to convert this Agreement to a non-exclusive manufacturing and distribution agreement having a yearly term cancelable by AP upon written notice given at least 30 days prior to the end of each calendar year.
        e. If (A) Innovo (I) manufactures, offers to sell, sells, distributes or otherwise disposes of articles in any way utilizing any of the Products which are not Approved as provided herein; (ii) registers or attempts to register any claim to copyright, trademark, service mark, design patent or any other right in or to any element of the Products; (iii) fails to obtain or maintain insurance coverage as required hereunder;
or (iv) materially breaches the terms and conditions of this Agreement in any manner, and
(B) Innovo fails to cure any such condition within 30 days written notice of the occurrence thereof from AP, AP may terminate this Agreement upon written notice to Innovo.
        f. Upon termination of this Agreement, AP shall purchase from Innovo all new, current, unused and saleable Product, exclusive of parts, on hand or in transit that may have been delivered to AP under this Agreement which are represented on a current or forthcoming purchase order. The price to be paid by AP shall be controlled by the prevailing price in a Sale to AP at the time of termination, plus transportation costs previously paid or incurred by Innovo, and less any cash or other discounts that may have been allowed or paid by AP. Innovo may dispose of any other remaining
Product through its retail distribution channels.
        g. Innovo shall not accept any purchase
orders for the sale of any Products covered by this Agreement after the termination or expiration of the distributorship created by this Agreement, unless Products have previously been manufactured.
However, purchase orders received prior to termination of this Agreement may be fulfilled after said termination and shall be governed in the same manner as are ordinary purchase orders placed with Innovo pursuant to this Agreement.

    17. Notice of Changes or Cancellations. AP agrees to notify Innovo of any driver changes, cancellations or any other changes which may have any affect on Innovo's production, sales, marketing or distribution of any of the products which are or shall be the subject of this Agreement. Said notice shall be given to Innovo no later than sixty (60) days prior to the close of each calendar year.

    18. Insurance. Innovo and AP, each at its sole cost, will obtain and maintain throughout the Initial Term and extensions, and will provide the Other Party (hereinafter defined) written evidence from the insurance carrier of commercial general liability insurance including broad form coverage for contractual liability, products liability and personal injury (including bodily injury and death), and advertiser's liability insurance, each from a legally qualified insurance company reasonably acceptable to the Other Party; (1) in an amount, with respect to the Products Liability
Insurance, not less than $2,000,000 combined single limited for each single occurrence and with a deductible no greater than $10,000; (2) in an amount, with respect to the other general liability insurance, no less than
$1,000,000/$3,000,000 with a deductible no greater than $10,000; (3) naming the Other Party (and its designees from time to time) as an additional insured and requesting that each such insurance company shall waive any rights of subrogation against the Other Party (and its designees from time to time); (4) non-cancelable except on 30 days prior written notice to the Other Party and only if replaced so that there is no lapse in coverage as required herein; (5) providing that such insurance shall be primary insurance notwithstanding the existence or coverage of any other policy of insurance maintained by the Other
Party or by any other insured or third party; (6) as proof of such insurance, fully paid certificates of insurance shall be submitted to the Other Party for their prior written approval before any product is distributed or sold, not later than thirty (30) days after the date of this Agreement. Each such certificate shall provide for no less than thirty (30) days prior written notice to the Other Party of any lapse, cancellation or termination of such insurance, and any proposed change in any certificate of insurance shall be submitted to the Other Party for its prior written approval. For purposes of this section, the term
"Other Party shall, in the case of Innovo, mean
AP and, in the case of AP, mean Innovo.

    19. Entire Agreement. This Agreement
constitutes the entire agreement between the parties pertaining to the subject matter contained in it and supersedes all prior and contemporaneous agreements, representations and understandings of the parties. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by all the parties to this Agreement. No waiver of any of the provisions of this Agreement shall be deemed, or shall constitute, a waiver of any other provision, whether or not similar, nor shall any waiver constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver.

    20. Notices. All notices and other
communications hereunder shall be in writing and shall be delivered personally or shall be sent by registered mail, certified mail, or express mail service, postage prepaid and return receipt requested, or by nationally utilized over night delivery service, addressed to the parties as follows:

     As to Innovo:          Innovo, Inc.
                            1808 N. Cherry St.
                            Knoxville, TN 37917

     As to AP:              Action Performance
                            Companies, Inc.
                            Attn: Paul Oursler
                            4707 E. Baseline Road
                            Phoenix, AZ  85040

    21. Severability and Operation of Law If any provision of this Agreement is prohibited by the laws of any jurisdiction as those laws Apply to this Agreement, that provision is ineffective to the extent of such prohibition and/or is modified to conform with such laws, without invalidating the remaining provisions hereto. Any such prohibition in any jurisdiction shall not invalidate such provision in any other jurisdiction.

    22. Attorney Fees. If any legal action or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorney fees and other costs incurred in that AP or proceeding, in addition to any other relief to which it may be entitled.

    23. Indemnification.
        a. Indemnification of AP: Innovo shall
indemnify and hold harmless AP and any of its affiliates, shareholders, agents, employees or directors and Innovo hereby indemnifies and holds harmless AP from and against all damages, claims, losses, expenses, costs, obligations and liabilities, including, without limitation, liabilities for attorney's fees (hereinafter collectively referred to as Loss and Expense) suffered or incurred by AP directly or indirectly as a result of (I) subject to the exception noted in subparagraph (b)(ii), any injury to or death or any person or persons directly or indirectly arising out of or resulting from any goods or services manufactured, finished, distributed, sold or offered by Innovo, its employees, agents or representatives (ii) any damage to or loss of any property directly or indirectly arising out of or resulting from any goods or services manufactured, finished, distributed, sold or offered by Innovo, its employees, agents or representatives (iii) any injury or loss to AP resulting from violation of any of its license agreement directly or indirectly arising out of or resulting from any goods or services manufactured, finished, distributed, sold or offered by Innovo, its employees, agents or representatives, which are not approved by AP pursuant to Section 7 of this Agreement.
        b. Indemnification of Innovo: AP shall
indemnify and hold harmless Innovo and any of its affiliates, partners, shareholders, agents, employees or directors and AP hereby indemnifies and holds harmless Innovo from and against any Loss and Expense suffered or incurred by Innovo directly or indirectly as a result of any person making a claim for (I) any injury or damage arising out of false advertising, trademark or copyright infringement arising out of Innovo's manufacture, distribution, marketing, sale or use of any product and any and all related Artwork so long as said products and Artwork are approved by AP in the manner set forth in Section 7 of this Agreement
(ii) any physical injury or death of any officer, agent or employee of AP, arising out of or in connection with products to be provided under this Agreement so long as said injury or death relates to the products to which title has passed to AP, or (iii) any injury or damage arising out of Innovo's use of any tool or mold owned and provided to Innovo by AP which results from defect of said tool or mold.

    24. Governing Law, Consent to Jurisdiction,
Venue. The parties agree that this Agreement is made under and governed by the laws of Arizona.
The parties agree and consent to the jurisdiction of any state or federal court in the State of Arizona over its person in connection with any AP or proceeding brought by either party. The parties also agree that venue for any such AP or proceeding brought by either party shall be proper in Maricopa County, Arizona. Such consent to jurisdiction and acknowledgment of venue shall be in addition to any other jurisdiction or venue available at law.

    25. Alterations. Unless otherwise state in this Agreement, this Agreement shall not be terminated, amended or altered except by written documentation signed by all parties hereto.

    26. Assignability. Upon written agreement of the parties, this Agreement may be assigned by any of the undersigned parties. Notwithstanding the preceding sentence, either party may, upon written notice to the other party, assign its rights and obligations hereunder, subject to the same terms and conditions, to any wholly owned subsidiary of the party. Notwithstanding the preceding sentence, AP may assign its rights or obligations hereunder to any subsidiary owned one hundred percent (100%) by AP.

    27. Counterparts. This Agreement may be
executed in any number of counterparts and such counterparts, after execution by all parties hereto shall be treated for all purposes as one instrument.

    28. Authority to Bind. Each person executing this Agreement hereby warrants that the person has full and legal authority to execute this agreement for and on behalf of the respective corporation and to bind such corporations.

    29. Press Releases. The content of all press releases and other communications relating to this Agreement shall be subject to the mutual agreement of AP and INNOVO, and the existence of this Agreement and the provisions hereof shall not be disclosed to any person except upon the mutual agreement of AP and INNOVO; provided, however, the existence of this Agreement and the provisions hereof and any other information relating to this Agreement may be disclosed by AP or INNOVO without the agreement of the other party (but AP or INNOVO, as the case may be, shall consult with the other party regarding the contents of such disclosure) to the extent determined by AP or INNOVO to be required by applicable securities laws or the rules, regulations and interpretations of the Securities and Exchange Commission or NASDAQ. From and after the date of this Agreement, copies of all disclosures made by AP of INNOVO, as the case may be, with respect to the existence of this Agreement and the provisions hereof shall be furnished to the other party at the time of the disclosure or, if impracticable, promptly thereafter.

     IN WITNESS WHEREOF, the parties hereto have set their hands and seals on the same day first written above.

IN THE PRESENCE OF:                  INNOVO GROUP,
                                     INC.

_____________________________
                                     By:_____________________________

_____________________________
                                     Its:____________________________


                                     ACTION PERFORMANCE COMPANIES, INC.

_____________________________
                                     By:______________________________

_____________________________
                                     Its:_____________________________


                        EXHIBIT 10.54
DATE THIS AGREEMENT, made the 6th day of October, 1998 by and between Innovo Group, Inc.

MAILING ADDRESS
Attn:  Mr. Butch Smith, CEO
27 North Main Street
Springfield, TN  37172
Telephone (561) 833-1661


(hereinafter called OWNER) and FURROW AUCTION
COMPANY, 1022 Elm Street, Knoxville, Tennessee 37921, (423)
546-3206 (hereinafter called AUCTIONEER) witnesseth that it is agreed by and between the parties as follows;

   OWNER does hereby irrevocably commission AUCTIONEER to sell to the highest bidder(s) the following described property at Absolute Auction, without minimum or reservation, to wit:

PROPERTIES

 Property located at 2425 North Dixie Highway, Lake Worth, Palm
Beach County, FL

LOCATION

said property located at above location said sale to be held at above location

DATE

and to be sold on or about the 12th day of November, 1998

WARRANTY OF TITLE

   OWNER warrants to AUCTIONEER that he is the OWNER of the above described property, or that he is authorized by the OWNER thereof to execute this agreement, and further warrants that he has full authority and right to transfer said property free and clear of all liens and encumbrances including, without limitation,unrecorded liens, tax liens, mechanic's and materialman's liens, and claims of creditor under any BULK
SALES LAW, except Utility and Roadway rights-of-way, zoning by governmental bodies, and current year property taxes, which will be prorated as of closing, and mortgages as shown on title commitment will so transfer said property to the purchaser thereof when same is sold by AUCTIONEER.
   Signing of this Agreement authorizes AUCTIONEER to obtain a title search/commitment and provide a title commitment at OWNER'S expense.
   OWNER further agrees to indemnify and defend AUCTIONEER against, and hold AUCTIONEER harmless from, any and all loss and liability which AUCTIONEER may sustain or incur as a result of a breach of the foregoing warranty, or a failure by OWNER to transfer said property free and clear of liens and claims. AUCTIONEER shall have the right, after receiving his compensation and expenses as provided herein, to use the residue of funds to first pay any bona fide liens necessary to give clear title to property sold.

   OWNER further agrees to indemnify and defend AUCTIONEER against, and hold AUCTIONEER harmless from, any and all loss and liability which AUCTIONEER may sustain or incur as a result of any misrepresentations and/or warranties made by OWNER to AUCTIONEER.

HAZARDOUS WASTE WARRANTY

   OWNER warrants to AUCTIONEER and any purchaser that neither he (it), nor, to his (its) knowledge any predecessor in title to the property, disposed of or discharged on the property any hazardous waste or substance, as defined by any federal or state law. Further, the OWNER warrants that there are not now located or stored on the property any hazardous wastes or substances, except, Owner will advise
(description of hazardous waste or substance), which OWNER warrants will be removed in accordance with law prior to the sale.
   OWNER authorizes AUCTIONEER to disclose to any potential purchaser of the property the fact of the location and storage of the material on the property, and further agrees to indemnify and defend AUCTIONEER against, and hold AUCTIONEER harmless from, any and all loss and liability which AUCTIONEER may sustain or incur as a result of a breach of the foregoing warranties.

PREPARATION FOR SALE

   OWNER agrees to prepare the property for sale to include all painting, reconditioning, mowing, and repairing at OWNER'S expense.


SURVEY

   OWNER agrees to furnish a current survey of said property at OWNER'S expense. OWNER shall be responsible for the costs of any soil mapping, health department evaluation, and related work, i.e., perk tests, etc.; stakes (large stakes at $2.75/stake; small stakes at $2.25/stake); parcel signs at $7.50 each.

TITLES

   OWNER agrees to furnish deeds of title for all properties sold in this sale.

MARKETING

   OWNER agrees to pay the cost of advertising and promotion of
this sale in the amount of $24,405.01   (PER ATTACHED SCHEDULE "A") and, OWNER
agrees to pay all other expenses as shown on Schedule "A", which shall be billed at AUCTIONEER'S cost which shall be substantiated by paid receipts. AUCTIONEER agrees to promote the attendance of the best buyers for this sale.


SALE LOCATION

   OWNER agrees to furnish a location on which the auction sale can be conducted at OWNER'S expense. Toilet facilities and
refreshments are available upon OWNER'S request and at
OWNER'S expense. Tent and chairs will be furnished at
OWNER'S expense to include cost of erection, dismantling, and
staging not to exceed $     at cost     per tent to be paid in full at
closing of the property.

PAYMENT OF AUCTIONEER'S FEE AND EXPENSES

    OWNER hereby grants to the AUCTIONEER a first position security interest in all proceeds of any sale conducted by the AUCTIONEER to secure the payment of all expenses incurred by the AUCTIONEER pursuant to this agreement, and to secure the payment of all commissions earned by the AUCTIONEER under this agreement. In the event proceeds do not exceed commissions and expenses, OWNER agrees to reimburse
AUCTIONEER in full.


   OWNER agrees to reimburse AUCTIONEER for sale day staff in the amount of $ @ cost to be paid in full at closing of the property.

COMMISSIONS

   For and in consideration of AUCTIONEER'S service in selling said property, OWNER agrees to pay to AUCTIONEER'S the
following commissions, to wit:   10(see special conditions)   % on
the TOTAL GROSS SALES PRICE of all property sold during the period covered by this contract to be paid in full at the closing of the property. This constitutes an exclusive contract to sell and receive commission on the listed property from date until sold.

CONTINUING AGENCY TO SELL
   In the event the auction sale is not confirmed by OWNER, or for any reason the sale is not closed, AUCTIONEER shall be granted an exclusive 90-day listing in which to continue to offer the property for sale under the same terms and conditions as herein described at mutually agreeable prices.

BREACH OF AGREEMENT

   This contract is irrevocable and OWNER cannot remove any item from said sale without the express consent of AUCTIONEER.
In the event such consent be given, OWNER agrees to pay to AUCTIONEER 10 % of the fair market value of the items withdrawn, as liquidated damages, and agrees that said sum is a fair amount to be paid to AUCTIONEER for the breach of this agreement by OWNER. It is further agreed that AUCTIONEER may institute suit to enforce the performance of such damages heretofore set out, together with reasonable attorney's fees. The intent of this paragraph is to make AUCTIONEER the EXCLUSIVE AGENT for the OWNER, and all transactions regarding these properties prior to the said sale will be conducted by and through AUCTIONEER.
   OWNER further agrees that should AUCTIONEER'S consent be given that OWNER will provide AUCTIONEER a letter stating that OWNER will indemnify and hold AUCTIONEER harmless from any and all claims arising out of the removal of these items from said sale.

CANCELLATION

In the event the auction is canceled for any reason ohter than sale of property to third parties, OWNER shall reimburse AUCTIONEER for all expenses as outlined, in addition to all out-of-pocket personnel expenses associated with this auction. OWNER shall also pay AUCTIONEER a cancellation fee of
$   to be determined   .OWNER further agrees to indemnify
AUCTIONEER against any and all claims which may arise due to cancellation.


CLOSING AND SETTLEMENT

 All checks shall be drawn payable to Furrow Auction Company, Escrow Account who shall collect all checks and accounts. Settlement shall be made within twenty (20) days after sale with respect to all checks and other items collected at that time. Final settlement shall not be made until all outstanding checks and other items have been finally settled.
   Closing to be conducted by title company and Buyer to incur one-half of title company's closing fee. AUCTIONEER'S fees,expenses, and commissions shall be paid in full at closing.

   In the event the property does not sell and/or does not close, all aforementioned fees shall be paid in full to AUCTIONEER within twenty (20) days of said sale.

RISK OF LOSS

   AUCTIONEER agrees to exercise due care in the protection of said property while same is under the provisions of this contract. The risk of fire, damage, and other loss prior to the delivery to the purchaser thereof shall be with OWNER and OWNER agrees to obtain insurance or self-insure therefor, and to hold
AUCTIONEER harmless for any such loss.

SPECIAL CONDITIONS

RE: Commission: Auctioneer shall pay listing co-broker a 3% commission from the sale of these assets by auction.

OWNER'S ACCEPTANCE

   If fewer than all OWNERS of the Premises have executed this Agreement, those OWNERs whose signatures appear below warrant full authority to act for any other OWNERS, accept personal responsibility and obligate themselves to pay all sale or lease commissions due AUCTIONEER. This Agreement shall be binding upon and inure to the benefit of AUCTIONEER and OWNER and their respective heirs, successors, assigns, executors and/or administrators. This Agreement applies to all or any parts of the Premises.

   If not executed, the terms and conditions of this contract are void after thirty (30) days.

SIGNATURES

   IN TESTIMONY WHEREOF the parties hereto have caused this instrument to be executed on the day and year first above written.


						                               	OWNER:
			FURROW AUCTION COMPANY
____________________________
			1022 Elm Street
			Knoxville, Tennessee 37921
   (423) 546-3206                          by________________________________


	Title_____________________________


		by______________________________



	by_______________________________

		Title_____________________________



    	                                   Title_______________________________

                      EXHIBIT 10.55
	DATE	THIS AGREEMENT, made the 6th day of October, 1998
 by and between Innovo Group, Inc.

 MAILING ADDRESS    Attn:  Mr. Butch Smith, CEO
                           27 North Main Street
                           Springfield, TN  37172
Telephone                  (561) 833-1661


(hereinafter called OWNER) and FURROW AUCTION COMPANY, 1022 Elm
Street, Knoxville, Tennessee 37921, (423) 546-3206 (hereinafter called AUCTIONEER) witnesseth that it is agreed by and between the parties as follows;

   OWNER does hereby irrevocably commission AUCTIONEER to sell to the highest bidder(s) the following described property at Absolute Auction, without minimum or reservation, to wit:

PROPERTIES

 Property located in J. Dixie Harn Industrial Park, Pembroke, Bryan County, GA

LOCATION

said property located at above location said sale to be held at above location

DATE

and to be sold on or about the 11th day of November, 1998

WARRANTY OF TITLE

   OWNER warrants to AUCTIONEER that he is the OWNER of the above described property, or that he is authorized by the OWNER thereof to execute this agreement, and further warrants that he has full authority and right to transfer said property free and clear of all liens and encumbrances including, without limitation,unrecorded liens, tax liens, mechanic's and materialman's liens, and claims of creditor under any BULK SALES LAW, except Utility and Roadway rights-of-way, zoning by governmental bodies, and current year property taxes, which will be prorated as of closing, and mortgages as shown on title commitment will so transfer said property to the purchaser thereof when same is sold by AUCTIONEER.
   Signing of this Agreement authorizes AUCTIONEER to obtain a title search/commitment and provide a title commitment at OWNER'S expense.
   OWNER further agrees to indemnify and defend AUCTIONEER against, and hold AUCTIONEER harmless from, any and all loss and liability which AUCTIONEER may sustain or incur as a result of a breach of the foregoing warranty, or a failure by OWNER to transfer said property free and clear of liens and claims. AUCTIONEER shall have the right, after receiving his compensation and expenses as provided herein, to use the residue of funds to first pay any bona fide liens necessary to give clear title to property sold.

   OWNER further agrees to indemnify and defend AUCTIONEER against, and hold AUCTIONEER harmless from, any and all loss and liability which AUCTIONEER may sustain or incur as a result of any misrepresentations and/or warranties made by OWNER to AUCTIONEER.

HAZARDOUS WASTE WARRANTY

   OWNER warrants to AUCTIONEER and any purchaser that neither he (it), nor, to his (its) knowledge any predecessor in title to the property, disposed of or discharged on the property any hazardous waste or substance, as defined by any federal or state law. Further, the OWNER warrants that there are not now located or stored on the property any hazardous wastes or substances, except, Owner will advise (description of hazardous waste or substance), which OWNER warrants will be removed in accordance with law prior to the sale.
   OWNER authorizes AUCTIONEER to disclose to any potential purchaser of the property the fact of the location and storage of the material on the property, and further agrees to indemnify and defend AUCTIONEER against, and hold AUCTIONEER harmless from, any and all loss and liability which AUCTIONEER may sustain or incur as a result of a breach of the foregoing warranties.

PREPARATION FOR SALE

   OWNER agrees to prepare the property for sale to include all painting, reconditioning, mowing, and repairing at OWNER'S expense.

SURVEY

   OWNER agrees to furnish a current survey of said property at OWNER'S expense. OWNER shall be responsible for the costs of any soil mapping, health department evaluation, and related work, i.e., perk tests, etc.; stakes (large stakes at $2.75/stake; small stakes at $2.25/stake); parcel signs at $7.50 each.

TITLES

    OWNER agrees to furnish deeds of title for all properties sold in this sale.

MARKETING

   OWNER agrees to pay the cost of advertising and promotion of this sale in the amount of $9,078.63 (PER ATTACHED SCHEDULE "A") and, OWNER agrees to pay all other expenses as shown on Schedule "A", which shall be billed at AUCTIONEER'S cost which shall be substantiated by paid receipts.
AUCTIONEER agrees to promote the attendance of the best buyers for this sale.

SALE LOCATION

   OWNER agrees to furnish a location on which the auction sale can be conducted at OWNER'S expense. Toilet facilities and refreshments are available upon OWNER'S request and at OWNER'S expense. Tent and chairs will be furnished at OWNER'S expense to include cost of erection, dismantling, and
staging not to exceed $     at cost     per tent to be paid in full at closing
of the property.

PAYMENT OF AUCTIONEER'S FEE AND EXPENSES

   OWNER hereby grants to the AUCTIONEER a first position security interest in all proceeds of any sale conducted by the AUCTIONEER to secure the payment of all expenses incurred by the AUCTIONEER pursuant to this agreement, and to secure the payment of all commissions earned by the AUCTIONEER under this agreement. In the event proceeds do not exceed commissions and expenses, OWNER agrees to reimburse AUCTIONEER in full.


   OWNER agrees to reimburse AUCTIONEER for sale day staff in the amount of $ @ cost to be paid in full at closing of the property.

COMMISSIONS

   For and in consideration of AUCTIONEER'S service in selling said property, OWNER agrees to pay to AUCTIONEER'S the following commissions, to wit:
6% Buyer's Premium to be paid by Buyer (see special conditions) on the TOTAL GROSS SALES PRICE of all property sold during the period covered by this contract to be paid in full at the closing of the property. This constitutes an exclusive contract to sell and receive commission on the listed property from date until sold.

CONTINUING AGENCY TO SELL

   In the event the auction sale is not confirmed by OWNER, or for any reason the sale is not closed, AUCTIONEER shall be granted an exclusive 90-day listing in which to continue to offer the property for sale under the same terms and conditions as herein described at mutually agreeable prices.

BREACH OF AGREEMENT

   This contract is irrevocable and OWNER cannot remove any item from said sale without the express consent of AUCTIONEER. In the event such consent be given, OWNER agrees to pay to AUCTIONEER 10 % of the fair market value of the items withdrawn, as liquidated damages, and agrees that said sum is a fair amount to be paid to AUCTIONEER for the breach of this agreement by OWNER. It is further agreed that AUCTIONEER may institute suit to enforce the performance of such damages heretofore set out, together with reasonable attorney's fees. The intent of this paragraph is to make AUCTIONEER the EXCLUSIVE AGENT for the OWNER, and all transactions regarding these properties prior to the said sale will be conducted by and through AUCTIONEER.
   OWNER further agrees that should AUCTIONEER'S consent be given that OWNER will provide AUCTIONEER a letter stating that OWNER will indemnify and hold AUCTIONEER harmless from any and all claims arising out of the removal of these items from said sale.

CANCELLATION

    In the event the auction is canceled for any reason other than sale of property to third parties, OWNER shall reimburse AUCTIONEER for all expenses as outlined, in addition to all out-of-pocket personnel expenses associated with this auction. OWNER shall also pay AUCTIONEER a cancellation fee of $ to be determined. OWNER further agrees to indemnify AUCTIONEER against any and all claims which may arise due to cancellation.

CLOSING AND SETTLEMENT

     All checks shall be drawn payable to   Furrow Auction Company, Escrow
Account who shall collect all checks and accounts. Settlement shall be made within twenty (20) days after sale with respect to all checks and other items collected at that time. Final settlement shall not be made until all outstanding checks and other items have been finally settled.
   Closing to be conducted by title company and Buyer to incur one-half of title company's closing fee. AUCTIONEER'S fees,expenses, and commissions shall be paid in full at closing.

   In the event the property does not sell and/or does not close, all aforementioned fees shall be paid in full to AUCTIONEER within twenty (20) days of said sale.

RISK OF LOSS

   AUCTIONEER agrees to exercise due care in the protection of said property while same is under the provisions of this contract. The risk of fire, damage, and other loss prior to the delivery to the purchaser thereof shall be with OWNER and OWNER agrees to obtain insurance or self-insure therefor, and to hold AUCTIONEER harmless for any such loss.

SPECIAL CONDITIONS

RE: Commission: Auctioneer shall pay a 2% commission from the sale of these assets at auction to any qualified broker whose buyer is the high bidder and consummates the sale.

OWNER'S   ACCEPTANCE

   If fewer than all OWNERS of the Premises have executed this Agreement, those OWNERs whose signatures appear below warrant full authority to act for any other OWNERS, accept personal responsibility and obligate themselves to pay all sale or lease commissions due AUCTIONEER. This Agreement shall be binding upon and inure to the benefit of AUCTIONEER and OWNER and their respective heirs, successors, assigns, executors and/or administrators. This Agreement applies to all or any parts of the Premises.

   If not executed, the terms and conditions of this contract are void after thirty (30) days.

SIGNATURES

   IN TESTIMONY WHEREOF the parties hereto have caused this instrument to be executed on the day and year first above written.



	OWNER:

			FURROW AUCTION COMPANY
______________________
			1022 Elm Street
			Knoxville, Tennessee 37921
   (423)546-3206                               	by____________________


	Title_______________________


 by__________________________


by____________________


Title___________________



	Title_______________________


                         EXHIBIT 10.56
Brown & Livingston, P.C.
26 North Main Street
Statesboro, GA 30458

GEORGIA, BRYAN COUNTY
WARRANTY DEED

     THIS INDENTURE, made this 15th day of December, in the year One Thousand Nine Hundred Ninety-eight, between THIMBLE
SQUARE, INC., a Georgia corporation, as party of the first part, hereinafter called Grantor, and H.N. PROPERTIES, L.L.C., a Georgia limited liability company, as party of the second part, hereinafter called Grantee (the words Grantor and Grantee to include their respective heirs, successors and assigns where the context requires or permits.)
     WITNESSETH that: Grantor, for and in consideration of the sum of ONE HUNDRED FORTY FIVE THOUSAND SEVEN HUNDRED FIFTY
($145,750.00) DOLLARS and other valuable consideration in hand paid at and before the sealing and delivery of these presents, the receipt whereof is hereby acknowledged, has granted, bargained, sold aliened, conveyed and confirmed, and by these presents does grant, bargain, sell, alien, convey and confirm unto the said Grantee, all of the following described property, to wit:
     All that certain tract or parcel of land lying and being in the 19th G.M. District of Bryan County, and in the City of Pembroke, containing 8.24 acres, as depicted on a plat prepared for Thimble Square, Inc., Furrow Auction Company (Agent), by Eason Land Surveying, dated October 28, 1998, recorded in Plat
     Book ____, Page _____, Bryan County Records, which tract is located at the northeast corner of intersection of South Industrial Blvd.
     and West Industrial Blvd. and fronts westerly on South
     Industrial Blvd.
     Said tract is bound now or formerly as follows: North by Property of Bryan County Industrial Authority Road a distance of 500.97';
     East by Pembroke Steel Company a distance of 717.26';
     South by West Industrial Blvd. a distance of 500.00'; and West by South Industrial Blvd. a distance of 717.00'.
     The aforesaid plat and the description thereon are by reference incorporated herein and made a part of this description.

THIS PROPERTY IS SOLD AS IS, AS INSPECTED" CONDITION WITH NO WARRANTIES EITHER IMPLIED OR EXPRESS EXCEPT WARRANTY OF TITLE.
     TO HAVE AND TO HOLD the said tract or parcel of land, with all and singular the rights, members and appurtenances thereof, to the same being, belonging, or in anywise appertaining, to the only proper use, benefit and behoof of the said Grantee forever in FEE SIMPLE.

     AND THE SAID Grantor will warrant and forever defend the right and title to the above described property unto the said
Grantee against the claims of all person whomsoever.

     IN WITNESS WHEREOF, the Grantor has signed and sealed this deed, the day and year above written.


                                   THIMBLE SQUARE, INC.

BY:________________________SEAL

ATTEST:____________________SEAL
Signed, sealed and delivered
in the presence of:
____________________________Witness
____________________________Notary



EXHIBIT 10.57

WAREHOUSE LEASE AGREEMENT

THIS WAREHOUSE LEASE AGREEMENT is made and entered into this _____ day of ________________, 1998, by and between FURROW-HOLROB DEVELOPMENT II, LLC, a Tennessee limited liability company (referred to as "Landlord"), and INNOVO GROUP, INC., a Delaware corporation (referred to as "Tenant").

	W I T N E S S E T H:

1. Premises: Landlord hereby leases to Tenant, and Tenant leases and accepts, the Premises containing approximately 78,900 square feet of warehouse space with such warehouse space outlined and designated on the site plan attached hereto as Exhibit A which is incorporated herein by reference (such space is referred to collectively hereinafter as the "Leased Premises"). The Leased Premises are part of the approximately 300,000 square foot warehouse complex (which includes the warehouse space shown on the att

2. Term: The original term of this Lease shall be for a period of five (5) year (the "Base Term") from the Commencement Date hereinafter provided unless sooner terminated hereby. Said term, and Tenant's obligation to pay rent, shall commence on the earlier of the following days (referred to as "Commencement Date"): (a) the date which is thirty (30) days after Tenant has been notified in writing by Landlord that the Leased Premises are ready for occupancy, or (b) the date on which Tenant shall open the Lea

3. Minimum Rent: Tenant shall pay to the Landlord as minimum rent an annual amount equal to $2.00 times the total square footage of the Leased Premises (the "Minimum Rent"). All Minimum Rent shall be paid in advance in equal monthly installments on the first day of each month at the address of the Landlord stated herein without demand, setoff or deduction. Minimum Rent for any partial months shall be prorated.

4. Pro-rata Share of Real Estate Taxes, Insurance Premiums and Maintenance
Expenses: Tenant shall remit to Landlord as additional rent its Pro-Rata Share, as hereinafter defined, multiplied by the Real Estate Taxes, Insurance Premiums, and Common Expenses incurred by the Landlord in connection with the operation of the Project. Tenant's "Pro-Rata Share" shall be a fraction, (i) the numerator of which shall be the number of square feet of the Warehouse leased by Tenant and (ii) the denominator of which sha

The term "Real Estate Taxes" shall mean all taxes and assessments (special or otherwise) levied or assessed against the Project (land, buildings and improvements), and other taxes arising out of the use and/or occupancy of the Project imposed by federal, state or local governmental authority or any other taxing authority having jurisdiction over the Project (including expenses directly incurred by Landlord in contesting the validity of, in seeking a reduction in, or seeking to prevent an increase in any such tax(es) or assessment(s)), but shall exclude franchise, capital stock, estate or inheritance taxes personal in nature to Landlord.

	In addition to Tenant's proportionate share of Real Estate Taxes, Tenant shall pay any and all sales, excise, gross receipts and other taxes (not including, however, Landlord's income taxes) levied, imposed or assessed by the state in which the Project is situated or any political subdivision thereof or other taxing authority (be it federal, state, local or otherwise) upon any amounts payable hereunder.

	The term "Insurance Premiums" shall mean the premiums charged for fire and extended coverage insurance on the Warehouse and the improvements constructed as part of the Leased Premises and/or installed by the Landlord in the Leased Premises and for rent insurance thereon, together with premiums charged for liability insurance on the common areas in the Project, and any other reasonable insurance costs related to the Project and incurred in the normal course of business.

	The term "Common Expenses" shall mean the total cost and expense incurred in operating, maintaining, cleaning and repairing the Common Areas and the
Warehouse including, without limitation, utilities, landscaping and gardening, maintenance, repair and replacement of the parking lot, line painting, lighting, sanitary control, removal of snow, trash, rubbish and garbage, security and police service, maintenance and repair costs of the plumbing, electrical, sprinkler  and HVAC systems in the Project and a reasonable sum to cover the administravtive and personnel costs relative to the operation of the said Common Areas.

5. Estimation of Taxes, Insurance and Maintenance Charges: Landlord may, at its option, estimate for each succeeding calendar year the Tenant's Pro-Rata Share of the expenses enumerated in Paragraph 4 hereof (the "Tenant's
Estimated Share"), and Landlord may require the Tenant to pay, with each monthly installment of rent for such succeeding calendar year, one-twelfth (1/12) of the Tenant's Estimated Share. Within sixty (60) days after the expiration of such calendar year, the Landlord shall forward to the Tenant an itemized statement showing the Tenant's actual share of such expenses ("Tenant's Actual Share"). Should the Tenant's Actual Share differ from the Tenant's Estimated Share, then, within thirty (30) days after the date of Landlord's itemized statement, either Landlord shall refund to Tenant any amount paid in excess of the Tenant's Actual Share, or Tenant shall remit to Landlord any amount by which the Tenant's Estimated Share was deficient.

6. Triple Net Lease. This Lease is intended to be a "triple net" lease in favor of Landlord and shall be liberally construed to give effect to such intention. All expenses borne by Tenant for partial years at the commencement and end of this Lease shall be appropriately prorated.

7. Tenant's Use and Operation: The Leased Premises shall be used and occupied by Tenant solely as an office, warehouse and light manufacturing facility and for no other use without Landlord's prior written consent. Tenant shall comply with all rules, regulations and laws of any governmental authority or Landlord with respect to use and occupancy of the Leased Premises.

8. Utilities: Tenant shall pay promptly as in when the same shall become due its Pro Rata Share of all water rents, electricity, gas, sewer, heat, sprinkling systems and all other utilities and all taxes or charges on such utility services which are used on or attributable to the Leased Premises. To the extent Landlord provides air conditioning to the Leased Premises, the Landlord may increase the Tenant's Pro Rata Share of the costs of the utilities to reflect the providing of such additional utilities based upon Landlord's good faith estimate of such additional costs.

9. Landlord's Duty to Repair: Landlord shall keep and maintain in good repair the foundation, exterior walls, HVAC and roof of the Warehouse and the structural portions of the Warehouse exclusive of doors, door frames, door checks, windows, and window frames located in exterior building walls.

10. Tenant's Duty to Repair; Alterations: Except for the repairs to be performed by Landlord, Tenant shall keep and maintain in good order, condition and repair the Leased Premises.

11. Hazardous Substances: Tenant shall not generate, store, treat, dispose of, install or otherwise permit any Hazardous Substances on, in, or under or in any way related to the Leased Premises, or any other portion of the Project or cause or permit any such generation, storage, treatment, disposal, installation or other use with respect thereto except in accordance with all laws, rules and regulations. Tenant shall fully indemnify and hold Landlord harmless from any liability, damage, cost or expense that Landlord might otherwise suffer from Tenant's failure to fully comply with this provision.
This indemnity shall survive expiration or other termination of this Lease.
As used herein, "Hazardous Substances" means and inlcudes any substances, materials, elements or compounds that are listed as Hazardous Substances on any list adopted or maintained by any federal, state or local governmental authority or agency.

12. Surrender of Leased Premises: At the termination of the Base Term or any Option Term, if applicable, the Tenant does agree to deliver the Leased Premises in the same condition as received by it on the Commencement Date (subject to the removals hereinafter required), reasonable wear and tear excepted, and shall surrender all keys for the Leased Premises to Landlord at the place then fixed for the payment of rent and shall inform Landlord of all combination locks, safes and vaults, if any, in the Leased Premises. Any items remaining in the Leased Premises on the termination date of this Lease shall be deemed abandoned for all purposes and shall become the property of the Landlord and the latter may dispose of the same without liability of any type or nature.


13. Property of Tenant: Tenant's property on the Leased Premises shall be at the sole risk and hazard of Tenant. Landlord shall not be liable or responsible for any loss of or damage to Tenant or Tenant's property.

14. Waiver of Subrogation: If any property owned by Tenant and located on the Leased Premises is damaged or destroyed by an insured peril, Landlord shall not have any liability to Tenant, nor to any insurer of Tenant, for such damage or destruction. Tenant shall require all policies of risk insurance carried by it on its property on the Leased Premises to contain a provision in and by which the insurer shall waive its rights of subrogation against Landlord.

15. Partial Destruction: If the Leased Premises are partially destroyed by fire or any other casualty (as determined by Landlord), and if two or more years remain on the Base Term or any Option Term, Landlord shall restore or repair the Leased Premises with reasonable diligence. In the event of such restoration or repair, Landlord shall expend such sums as required to repair or restore the Leased Premises to the condition it was in immediately prior to the date of the destruction; provided, Landlord shall not be obligated to expend any sums for repair or replacement of Tenant's property nor shall Landlord be obligated to expend sums in excess of the insurance proceeds received by Landlord as a result of such damage or destruction. A just and proportionate part of the rent payable by Tneant, tot eh extent that such damage or destruction renders the Leased Premises untenantable, shall abate from the date of such damage or destruction until the Leased Premises are repaired.

In the event of a loss from fire or other casualty where the terms of this Lease do not require the Landlord to restore or repair the Warehouse, Landlord shall have an election not to rebuild or recondition the Leased Premises, which election shall be exercised by written notice thereof to Tenant, given within sixty (60) days from date of said loss. If Landlord exercises such election, this Lease shall cease and terminate, effective on the date of such loss, and Tenant shall pay the accrued rent up to the date of such loss, or Landlord, if the rent has been paid beyond such date, will refund to Tenant the proportionate part of any such rent prepaid, and thereupon this lease shall become null and void, with no further obligation on the part of either party hereto, even though the building may at a later date be rebuilt, restored or reconditioned. No damage or destruction shall allow Tenant to surrender possession of the Leased Premises, nor affect Tenant's liability for the payment of rent, except as speciaically provided in this Lease.

If Landlord is required or elects to repair or rebuild the Leased Premises as herein provided, Landlord's obligation hereunder shall be limited to that work specifically designated herein as being Landlord's responsibility.
Tenant shall repair or replace its merchandise, trade fixtures, furnishings, and equipment.

16. Substantial Destruction: If the Leased Premises are substantially destroyed by fire or other casualty (as determined by Landlord), then
Landlord shall have the option to terminate this Lease by giving Tenant written notice within sixty (60) days after such destruction, and any unearned rent shall be apportioned and returned to Tenant. If Landlord does not elect to cancel this Lease, then the same shall remain in full force and effect and Landlord shall proceed with all reasonable diligence to repair the Leased Premises. In the event of such restoration or repair, Landlord shall expend such sums as required to repair or restore the building to the condition it was in immediately prior to the date of destruction; provided, Landlord shall not be obligated to expend any sums in excess of the inusrance proceeds received by Landlord as a result of such damage or destruciton. A just and proportionate part of the rent payable by Tenant, to the extent that such damage or destruction renders the Leased Premises untenantable, shall abate from the date of such damage or destruction until the Leased Premises are repaired.

17. Right of Termination: Notwithstanding anything else to the contrary contained in this Lease, Landlord, at its option, may terminate this Lease on thirty (30) days' notice to Tenant given within sixty (60) days after the occurrence of any one of the following: (i) the Leased Premises or the Warehouse shall be damaged or destroyed as a result of an occurrence that is not covered by Landlord's insurance; (ii) the Leased Premises or the Warehouse shall be damaged or destroyed and the cost to repair the same shall amount to more than twenty-five percent (25%) of the cost of replacement thereof; (iii) the Leased Premises shall be damaged or destroyed during the last two (2) years of the Base Term or Option Term, if applicable, or (iv) any or all of the buildings or Common Areaas of the Project are damaged (whether or not the Leased Premises are damaged) to such an extent that, in the sole judment of Landlord, the Warehouse cannot be operated as an economically viable unit.

18. Eminent Domain. If a portion of the Leased Premises shall be taken for public improvements or otherwise under the exercise of the right of eminent domain, and the Leased Premises shall continue to be reasonably suitable for the use which is herein authorized then the rental herein provided shall be reduced from the date of such taking in direct proportion to the reduction in usefulness of the Leased Premises. If the Leased Premises, or a part thereof, sufficient to render the Leased Premises wholly unfit for the use herein authorized shall be condemned or acquired in the exercise of the right of eminent domain, Tenant shall have the right, at Tenant's option, to terminate and cancel this Lease on thirty (30) days' prior written notice to Landlord and Landlord's lender, such notice to be given within sixty (60) days of the date of the taking, and Tenant shall be liable only for rents and other charges accrued and earned to the date of surrender of possession of the Leased Premises to Landlord and for the performance of other obkigations maturing prior to said date. Tenant shall not be entitled to participate in or receive any part of the damages or award which may be paid to or awarded Landlord by reason of a taking except where said award shall provide for moving or other reimbursable expenses for Tenant under applicable statute.

19. Rights of Landlord's Lender: Notwithstanding anything contained herein to the contrary, the obligation of Landlord with respect to repairing or rebuilding the Leased Premises is subject to the prior right of Landlord's lender to receive insurance proceeds as a result of a fire or other casualty, with any obligation of Landlord to be limited to the extent insurance proceeds are received by Landlord for such repair or rebuilding.

20. Quiet Enjoyment: Landlord agrees that, if the Minimum Rent and other expenses required to be paid by Tenant pursuant to the terms of this Lease are being paid in the manner and at the time prescribed and the covenants and obligations of the Tenant are being all and singularly kept, fulfilled and performed, Tenant shall lawfully and peaceably have, hold, possess, use and occupy and enjoy the Leased Premises so long as this Lease remains in force, without hindrance, disturbance or molestation from Landlord, subject to the specific provisions of this Lease.

21. Subordination. Subject to the Tenant's rights of quiet enjoyment as heretofore provided, Tenant hereby subordinates all of its interest under this Lease to the lien of any deed of trust or mortgage now or hereafter in force against the real estate or buildings of which the Leased Premises are a part.

22. Indemnity: Tenant shall indemnify and hold Landlord harmless from and against all and any liability and expense of any kind, including reasonable attorneys' fees, arising from injuries or damages to persons or property in, on or about the Leased Premises arising out of or resulting in any way from any act or omission of Tenant, its agents, invitees, servants and employees, in the use of the Leased Premises. Tenant's property on the Premises shall be at the sole risk and hazard of Tenant. Landlord shall not be liable or responsible for any loss of or damage to Tenant or Tenant's property.

Landlord shall indemnify and hold Tenant harmless from and against all and any liability and expense of any kind, including reasonable attorneys' fees, arising from injuries or damages to persons or property in, on or about the Leased Premises arising out of or resulting in any way from any act or omission of Landlord, its agents, invitees, servants and employees, in connection with its ownership of the Leased Premises.

23. Attorneys' Fees and Expenses. If Landlord or Tenant engages legal counsel for the enforcement of any of the terms of this Lease as a result of a default by the other party, whether for suit or other legal services required to secure compliance on the part of Landlord or Tenant, the defaulting party shall pay to the non-defaulting party upon demand said reasonable attorneys' fees and any other reasonable expenses incurred by such non-defaulting party.

24. Tenant Assignment and Subletting: Neither Tenant, any court officer thereof nor any receiver or trustee in bankruptcy shall assign or transfer this lease or any part thereof, or interest therein, or sublet the Leased Premises or any part thereof without Landlord's prior written consent. Tenant shall always remain liable for any default of any assignee, transferee or subtenant.

25. Events of Default and Remedies. The occurrence of any of the following shall be an Event of Default:

a. Failure by Tenant to pay in full any rent payment or other sum payable hereunder within ten (10) days of the date such payment is due;

b. Failure by Tenant to perform of any of the terms or conditions of this Lease, other than the payment of money, of for a period of thirty (30) days after notice thereof to Tenant by Landlord;

c. The abandonment of the Leased Premises as a going business by Tenant for any period exceeding thirty (30) consecutive days, regardless of whether Tenant continues to pay all rent.

Upon the occurrence of an Event of Default and exercise of such remedies, Landlord may immediately or at any time thereafter re-enter the Leased
Premises and remove all persons and all or any property therefrom by any suitable action or proceedings at law or in equity, or by force or otherwise, without being liable for any prosecution therefor or damages therefrom, and repossess and enjoy the Leased Premises, together with all additions, alterations and improvements. Such re-entry shall not relieve Tenant from the obligation to make the rental payments required by this Lease at any time and in the manner provided herein. Upon such re-entry Landlord may, but shall not be required to, repair, remodel and/or change the character of the Leased Premises as Landlord may see fit, and/or at any time relet the Leased Premises in whole or in part, as the agent of Tenant, or otherwise, in the name of Landlord or of Tenant, as Landlord shall see fit, and Landlord may receive the rents therefor, applying the same first to the payment of such reasonable expenses hereinabove specified in addition to the payment of the rent required hereunder, and fulfillment of the covenants of Tenant herein, Tenant shall pay to Landlord such difference at the end of the each month during the remainder of the term. In attempting to relet the Leased Premises, Landlord shall be the sole judge as to whether or not a proposed tenant is suitable and acceptable. Landlord shall not, by receiving partial payments of rent in arrears, be deemed to have waived any rights herein for non-pyament of rent, or for any other default on the part of Tenant. In addition to all of the remedies grnated Landlord in this respect, Landlord shall also have the right to invoke any remedy allowed at law or equity to enforce Landlord's rights hereunder or any of them, as if re-entry and other remedies were nfot herein provided for.

No remedy herein conferred upon or reserved to Landlord is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative, and shall be in addition to every other remedy given under this agreement or now or hereafter existing at law or in equity or by statute. No delay or omission by Landlord to exercise any right or power accruing upon any default of Tenant shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised by Landlord at any time, from time to time and as often as may be deemed expedient. In order to entitle Landlord to exercise any rememdy reserved to it hereunder, it shall not be necessary to give any notice, other than such notice as is expressly required by this agreement.

26. Notices: All notices required or permitted by the terms of this Lease must be given by hand-delivery, by telecopier (confirmed by U.S. Mail delivery) or United States registered or certified mail addressed to Tenant at the Leased Premises or as listed below and addressed to Landlord at:

			Landlord:

  			FURROW-HOLROB DEVELOPMENT, LLC
     c/o Holrob Leasing and Management Company
     2607 Kingston Pike, Suite 3
     Knoxville, Tennessee  37919
     Telephone:  (423) 637-3770
     Telecopier:  (423) 637-8217

			Tenant:




			Telephone:  (___)
			Telecopier:  (___)


	The date when such notice shall be deemed to have been given shall be the date when it is deposited in the United States Mail, postage prepaid, in accordance with the provisions of this paragraph. Any address herein specified may be changed from time to time by either party by written notice given to the other party as above provided.

27. Successors: The provisions, covenants and conditions of this Lease shall bind and inure to the benefit of the legal representatives, successors and assigns of each of the parties, except that no assignment or subletting by Tenant without the written consent of Landlord shall vest any right in the assignee or sublessee of Tenant.

28. Governing Law: The Lease shall be governed by, and construed in accordance with, the laws of Tennessee

29. Landlord's Exculpatory Clause: In the event of a breach or default by Landlord of any of its obligations under this Lease, Tenant shall look solely to any right of offset allowed by law against any amounts due hereunder or to the equity of the Landlord in the Leased Premises for the satisfaction of Tenant's remedies, it being understood and agreed that the exculpation of Landlord (and its successors and assigns) shall be absolute. In the event of any sale of such land or interest, or assignment of Landlord's rights under this Lease, Landlord shall be and hereby is released of all obligations of Landlord hereunder. It shall be deemed, without further agreement between the parties or their successors in interest, that the successor to landlord's interest has assumed all obligations of Landlord hereunder. It is specifically understood and agreed that there shall be no personal liability of Landlord in respect to any of the covenants, conditions, or provisions of this Lease.


30. Entire and Binding Agreement: This Lease contains all of the agreements between the parties hereto, and it may not be modified in any manner other than by agreement signed by all parties hereto or their successors in interest. The Tenant hereby covenants and agrees not to disclose or discuss with any third party the provisions, covenants, and conditions of this Lease without the prior written consent of the Landlord. In the event Tenant violates this covenant, Landlord reserves the right to either (i) terminate this Lease, or (ii) revoke any rental or other concessions granted hereunder.

31. Addenda: All addenda and exhibits attached hereto are made a part of this Lease for all purposes.

	IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the day and date first above written.

					LANDLORD:

						FURROW-HOLROB DEVELOPMENT II, LLC


							By:
							Name:   Robert S. Talbott
							Title:	President

					TENANT:

						INNOVO GROUP, INC.


						By:
							Name:
						Title:

                                 EXHIBIT 10.58
                              SALES AND MARKETING
                                   AGREEMENT

THIS SALES AND MARKETING AGREEMENT (the "Agreement") has been entered into as of the 14th day of January, 1999 (the "Effective Date"), by and between INNOVO GROUP INC. ("Innovo"), a Delaware corporation with principle offices in Knoxville, Tennessee and The Coulver Marketing Group ("Coulver"), a Michigan Limited Liability Company.

RECITALS

	WHEREAS, Innovo desires to enter into the Agreement to obtain the services of Coulver in selling and marketing Innovo's products as specified hereafter;


	WHEREAS, the financial relationship between Coulver and Innovo is based completely on performance;

	WHEREAS, this Agreement constitutes the entire agreement between the parties in regards to all subject matter and supersedes all prior written and oral agreements and understandings between Innovo and Coulver including but not limited to an agreement dated July 15, 1998 and titled "Sales Representative
Agreement."

	NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties agree as follows:

1. Payment. Innovo will pay Coulver $25,000.00 (twenty-five thousand dollars) pursuant to the aforementioned sales representative agreement dated
July 15, 1998. This payment shall represent the final payment owed to Coulver under the July 15, 1998 agreement. Furthermore, it is agreed that Innovo has previously made two payments in the amount of $16,666.66 to Coulver. When combined with the final payment of $25,000.00 the total payments towards the draw per the agreement totals $58,333,32. The final payment of $25,000.00 shall be made within 5 (five) business days of the mutual signing of this Agreement.

2. Commission Rate for Future Earned Commissions. The commission rate for future earned commissions shall be five-percent (5%) of written special account pricing for those accounts listed in "Exhibit A." The commission rate for future earned commissions shall be ten-percent (10%) of written regular wholesale pricing for these accounts listed in "Exhibit B."

3. Commission Due Date. The commissions owed to Coulver under the Agreement shall be paid to Coulver upon receipt of payment to Innovo.

4. Coulver's Right to Accounts and Channels of Distribution. Coulver shall have the exclusive right to the accounts and channels of distribution described in "Exhibit C," the customers can be expanded but not reduced during the term of the Agreement or during any extension period without Coulver's written consent.

5. Term of Agreement. The terms of this Agreement shall be for 12 months with the Agreement commencing on January 1, 1999 and ending on January 1, 2000. This Agreement can be renewed annually upon the mutual written agreement of Innovo and Coulver Marketing. Upon the termination of this Agreement, the period following such termination shall be referred to as the post-termination period (hereinafter "Post-Termination Period"). Any period prior to the Post-Termination period shall be referred to as the pre-termination period (hereinafter "Pre-Termination Period").

6. Commissions upon Termination of the Agreement. Upon termination of this Agreement, Coulver shall have the right to the commissions associated with the Post-Termination Period sale of Innovo product to customers generated directly pursuant to Coulver's marketing efforts during the Pre-Termination Period so long as the Post-Termination Period sales are a direct product of Coulver's continuing marketing efforts during the Post-Termination Period. To receive Post-Termination Period commissions, Coulver must continue to service the Pre-Termination Period Coulver generated customers materially in the same manner as during the Pre-Termination Period of this Agreement. If after written notice from Innovo that Coulver is not properly servicing customers and after Coulver fails to cure its alleged failure within 60 days, then Coulver shall forfeit their right to commissions as defined under section 6 of this Agreement. The Post-Termination Period shall last for no longer than 5 (five) years.

7. Expenses. Coulver shall be responsible for all of Coulver's expenses that are associated with performing under this Agreement.

8. Confidential Information.

(A) Definition.  For purposes of this Agreement, the term "Confidential
Information: shall mean information that Innovo owns or possesses, that it uses or is potentially useful in its business, that it treats as proprietary, private, or confidential, and that is not generally known to the public, including, but not limited to, information relating to Innovo's existing and contemplated businesses, sales, company financial information, products, technology, manufacturing techniques, engineering processes, chemical formulae, marketing, sales methods, techincal service expertise, employees, list of actual or potential customers, actual and potential customer usage and requirements, new and existing programs or services, prices and terms, pricing strategy, sources of supplies and materials, iperating and other cost data, trade secrets, inventions, patent applications, and other proprietary information as may exist or be developed from time to time by Innovo or its affiliates.

(B) Information Access and Disclosure. Coulver, its employees, sub-contractors, associates and affiliates acknowledge that they shall occupy a position of trust and confidence with Innovo and will potentially have access to and may develop Confidential Information of actual or potential value to or otherwise useful to Innovo. Coulver, its employees, sub-contractors, associates and affiliates shall hold in strictest confidence and not disclose, without express written authorization from the Officers or the Board of Directors of Innovo, to any persons or entity, other than Innovo, Innovo's affiliates and their officers and agents, or use in whole or in part any Confidential Information that Coulver, its employees, sub-contractors, associates and affiliates may acquire while this Agreement exists between Coulver and Innovo.

(C) Innovo Property Return. At the termination of this Agreement, or at any other time that Innovo may request, Coulver or any one associated with Coulver shall promptly deliver to Innovo all memoranda, notes, records, reports, documents, sketches, plans, models, compositions, formulations, computer data, and other tangible items made or compiled by Coulver or in Coulver's possession concerning or relating to Innovo or its affiliates and their businesses, operations or affairs and any Confidential Information that Coulver may posses or have under their control (Company Property).

9. Governing Law. This Agreement and all performance hereunder shall be construed and governed by the laws of the State of Tennessee, without regard for the conflicts of laws principles.

10. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to subject matter of this Agreement and supersedes all prior written and oral agreements and understandings between Innovo and Coulver with respect to the subject matter of this Agreement. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.


IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first above written.

					INNOVO GROUP INC.

					By:

						__________________________
						Pat Anderson
					Title:   President, V.P. of Sales




					COULVER MARKETING GROUP

					By:

						__________________________
						Herschel S. Wright
				Title:    President

                          EXHIBIT 10.59
6TH August 1998

Pat Anderson-Lasko
Nasco Products Int Inc
27 North Main Street
Springfield
Tennessee 37172
USA

Dear Pat

This letter constitutes an amendment to your existing NFL
Agreement numbers NFL172C and GB371.

The original term of these agreements are hereby extended
Until 31st March 2001 with no additional guarantee payments.

Special terms: Outstanding invoice number 97/009 for $25,000 will be paid in full by 1st August 1999.

All terms and conditions of these license agreements, except
Where specifically amended herein, shall remain in full force
And effect.

Please acknowledge your understanding and acceptance of the Above by signing all three copies of this letter and returning
Two copies to this office for our records.

Yours sincerely,

Buckley

Sara Buckley
NFL Properties (UK)Ltd

Signed and agreed on behalf of
Nasco Products International Inc:       /s/ Pat Anderson, President

Dated:                                      9/02/98


                            EXHIBIT 10.60
8th June 1998
INNOVO GROUP INC. trading as NASCO INTERNATIONAL LIMITED
27 North Main Street
Springfield
Tennessee 37172
USA

Dear Sirs

RE:  LOONEY TUNES TRADEMARK LICENSE NO. 50541-WBLT

Reference is made to the above Trademark License date 25th June 1996 ("the Agreement") between WARNER BROS. A DIVISION OF TIME WARNER ENTERTAINMENT COMPANY L.P. c/o WARNER BROS. CONSUMER PRODUCTS, A TIME WARNER ENTERAINMENT COMPANY ("Licensor") and INNOVO GROUP INC. trading as NASCO INTERNATIONAL LIMITED ("Licensee").

It is agreed between Licensor and Licensee that the Agreement is amended as set forth below:

Paragraph 8, shall have the following deleted: "28th February 1998" which shall be replaced by: "28th February 1999"

In all other respects the Agreement shall remain in full force and effect between us.

Please confirm acceptance of the foregoing by countersigning where indicated below.

This Side Letter shall be of no force and effect unless and until signed by all parties hereto as specified below.

Your faithfully                       Accepted and agreed for and on
                                      behalf of
WARNER BROS. A DIVISION OF TIME       INNOVO GROUP INC. trading as
WARNER ENTERTAINMENT COMPANY, L.P.    NASCO INTERNATIONAL LIMITED

By its agent WARNER BROS. CONSUMER
PRODUCTS, A TIME WARNER ENTERTAINMENT
COMPANY

                            EXHIBIT 23.1
                         CONSENT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS

INNOVO GROUP INC.
Knoxville, Tennessee


We hereby consent to the incorporation by reference of our report dated February 10, 1999 relating to the consolidated financial statements of Innovo Group Inc. included in the Company's Annual report on Form 10-K as of November 30, 1998 and 1997, and for each of the three years in the period ended November 30, 1998, in the Registration Statement on Form
S-8 pertaining to the Sims Moss Kline & Davis LLP Consulting Agreement and the Zummo & Perry, LLP Consulting Agreement.


                                                BDO Seidman, LLP

Atlanta, Georgia
March 15, 1999



[PERIOD-TYPE]                    12-MOS                 12-MOS
[FISCAL-YEAR-END]                NOV-30-1998            NOV-30-1998
<PERIOD END>                     NOV-30-1998            NOV-30-1998
[CASH]                                  1078                    469
[SECURITIES]                               0                      0
[RECEIVABLES]                            775                   1018
[ALLOWANCES]                             (67)                  (123)
[INVENTORY]                             1101                   1582
[CURRENT-ASSETS]                        3154                   3344
[PP&E]                                  6119                   6843
[DEPRECIATION]                         (2082)                 (1772)
[TOTAL-ASSETS]                          7232                   9168
<CURRENT-LIABILITES>                    3229                   3523
[BONDS]                                 2234                   1854
[PREFERRED-MANDATORY]                      0                      0
[PREFERRED]                                0                      0
[COMMON]                                 538                    446
[OTHER-SE]                              1184                   3345
[TOTAL-LIABILITY-AND-EQUITY]            7232                   9168
[SALES]                                 6790                   7901
[TOTAL-REVENUES]                        6790                   7901
[CGS]                                   4493                   5303
[TOTAL-COSTS]                           8696                   9310
[OTHER-EXPENSES]                        (142)                  (337)
[LOSS-PROVISION]                          58                     26
[INTEREST-EXPENSE]                       503                    657
[INCOME-PRETAX]                        (2267)                 (1729)
[INCOME-TAX]                               0                      0
[INCOME-CONTINUING]                     (267)                 (1729)
[DISCONTINUED]                         (1747)                  (110)
[EXTRAORDINARY]                            0                      0
[CHANGES]                                  0                      0
<NET-INCOME)                           (4014)                 (1315)
[EPS-PRIMARY]                          (0.49)                 (0.50)
[EPS-DILUTED]                          (0.49)                 (0.50)