Form 10-K/A
period 1998-11-30
INNOVO GROUP INC
filed 1999-03-16
CIK 844143

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

In early September 1998, a reverse stock split of which one share of new
Common Stock was exchanged for ten shares of old Common Stock, was effectuated in order to help maintain the Company's Nasdaq listing. In mid-
September, the business of Thimble Square was discontinued. Thimble Square's principal Baxley, Georgia manufacturing facility and equipment were leased to
Confident Colors and Confident Colors' succeeded to Thimble Square business.
In October, the lease on Thimble Square's second Baxley, Georgia facility expired.

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

Stock option activity during the periods indicated is as follows:

                                Number                Weighted-
average
                                of shares             exercise price

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

10.55   Auction Agreement between Innovo Group, Inc.
         and Furrow Auction Company
10.55

10.56   Sale Agreement of Property in Pembroke, GA between
         Thimble Square and H.N. Properties, L.L.C.
10.56

10.57  Lease Agreement between Furrow-Holrob Development, L.L.C.
        and Innovo Group, iNc.
10.57

10.58  Marketing Agreement between Coulver Marketing Group and
10.58
        Innovo Group, Inc.

10.59  Amendment to License Agreement with
        National Football League
10.59
10.60  Amendment to License Agreement with
        Warner Bros.
10.60
10.61 License agreement with NBA Properties and Innovo, Inc
10.61
10.62  License agreement with NBA Properties and Nasco Prducts
International
10.62
10.63  License agreement with Major League Baseball and Nasco
Products Internatonal                       10.63

10.64 License agreement with Major League Baseball and Innovo, Inc.
10.64
10.65  License agreement with Walt Disney and Nasco Products
International, Inc.                         10.65

21		   Subsidiaries of the Registrant
		                       21 (13)

23.1		 Consent of BDO Seidman, LLP (incorporated by
          reference as Exhibit 23.2 to Registration
          Statements No. 33-71576 and No. 333-12527).

27		     Financial Data Schedule (appears only in
          electronically filed version of this report).
_________________________

* Certain of the exhibits to this Report, indicated by an asterisk, are incorporated by reference to other documents on file with the Securities and
Exchange Commission with which they were physically filed, to be part hereof as of their respective dates. Documents to which reference is made are as follows:

(1)	Amendment No. 4 Registration Statement on Form S-18 (No. 33-
25912-NY) of
    ELORAC Corporation filed October 4, 1990.

(2)	Amendment No. 2 to the Registration Statement on Form S-1 (No.
33-51724)
    of Innovo Group Inc. filed November 12, 1992.

(3)	Annual Report on Form 10-K of Innovo Group Inc. (file no. 0-
18926) for the
    year ended October 31, 1993.

(4)	Current Report on Form 8-K of Innovo Group Inc. (file no. 0-
18926) dated
    May 10, 1993 filed May 25, 1993.

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

INNOVO GROUP INC.


By:__\s\ Samuel J. Furrow____________________________
Samuel J. Furrow
Chairman of the Board and Chief Executive
Officer

March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title
Date


_\s\ Samuel J. Furrow   Chief Executive Officer		March 15, 1999
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director


\s\ Dan Page___  			                     March 15, 1999
Dan Page
Chief Operating Officer and Director


\s\ Paticia Anderson-Lasko	                     March 15, 1999
Patricia Anderson-Lasko
President and Director


_______________________   	                     March 15, 1999
J. Eric Hendrickson
Vice President, Treasurer
and Director



\s\ L.E. Smith	                                 March 15, 1999
L.E. Smith
Director


____________________________				   March 15, 1999
Herb Newton
Director



\s\ Samuel J. Furrow, Jr.	                     March 15, 1999
Samuel J. Furrow, Jr.
Vice President and Director


___________________________                    March 15, 1999
Marc B. Crossman
Director


\s\ Bradley White Chief Financial Officer          March 15, 1999
Bradley T. White
Controller


\s\ Bradley White Chief Accounting Officer	   March 15, 1999
Bradley T. White
Controller


\s\ Robert S. Talbott                         March 15, 1999
Robert S. Talbott
Director


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



___________________________
Address


___________________________

___________________________


___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for ______________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of Non-
Qualified Share Option Agreement referred to above.


Date:_____________,________


__________________________
Signature
                         EXHIBIT 10.50
NEITHER THIS OPTION NOR THE UNDERLYING COMMON SHARES HAVE
BBEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE CORPORATION WILL NOT TRANSFER THIS OPTION OR THE
UNDERLYING COMMON SHARES UNLESS (I) THERE IS AN EFFECTIVE REGISTRATION COVERING SUCH OPTION OR SUCH SHARES. AS THE
CASE MAY BE, UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATES SECURITIES LAWS, (ii) IT FIRST RECEIVES A LETTER FROM AN ATTORNEY, ACCEPTABLE TO THE BOARD OF DIRECTORS OR ITS
AGENTS, STATING THAT IN THE OPINION OF THE ATTORNEY THE PROPOSED TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AND UNDER ALL APPLICABLE STATE SECURITIES LAWS, OR (iii) THE TRANSFER IS MADE PURSUANT TO RULE 144 UNDER THE SECURITIES ACT OF 1933.


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



___________________________
Address


___________________________

___________________________


___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for ______________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of Non-
Qualified Share Option Agreement referred to above.


Date:_____________,________


__________________________
Signature

                     EXHIBIT 10.51
NEITHER THIS OPTION NOR THE UNDERLYING COMMON SHARES HAVE
BBEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE CORPORATION WILL NOT TRANSFER THIS OPTION OR THE
UNDERLYING COMMON SHARES UNLESS (I) THERE IS AN EFFECTIVE REGISTRATION COVERING SUCH OPTION OR SUCH SHARES. AS THE
CASE MAY BE, UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATES SECURITIES LAWS, (ii) IT FIRST RECEIVES A LETTER FROM AN ATTORNEY, ACCEPTABLE TO THE BOARD OF DIRECTORS OR ITS
AGENTS, STATING THAT IN THE OPINION OF THE ATTORNEY THE PROPOSED TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AND UNDER ALL APPLICABLE STATE SECURITIES LAWS, OR (iii) THE TRANSFER IS MADE PURSUANT TO RULE 144 UNDER THE SECURITIES ACT OF 1933.


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



___________________________
Address


___________________________

___________________________


___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for ______________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of Non-
Qualified Share Option Agreement referred to above.


Date:_____________,________


__________________________
Signature

                       EXHIBIT 10.52
                REAL PROPERTY AND ASSET LEASE
AGREEMENT

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

5. Term of Agreement. The terms of this Agreement shall be for 12 months with the Agreement commencing on January 1, 1999 and ending on January 1, 2000. This
Agreement can be renewed annually upon the mutual written agreement of Innovo and Coulver Marketing. Upon the termination of this Agreement, the period following such termination shall be referred to as the post-termination period
(hereinafter "Post-Termination Period"). Any period prior to the Post-
Termination period shall be referred to as the pre-termination period
(hereinafter "Pre-Termination Period").

6. Commissions upon Termination of the Agreement. Upon termination of this
Agreement, Coulver shall have the right to the commissions associated with the
Post-Termination Period sale of Innovo product to customers generated directly pursuant to Coulver's marketing efforts during the Pre-Termination Period so long as the Post-Termination Period sales are a direct product of Coulver's continuing marketing efforts during the Post-Termination Period. To receive
Post-Termination Period commissions, Coulver must continue to service the Pre-
Termination Period Coulver generated customers materially in the same manner as during the Pre-Termination Period of this Agreement. If after written notice from Innovo that Coulver is not properly servicing customers and after Coulver fails to cure its alleged failure within 60 days, then Coulver shall forfeit their right to commissions as defined under section 6 of this Agreement. The
Post-Termination Period shall last for no longer than 5 (five) years.

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

By its agent WARNER BROS. CONSUMER
PRODUCTS, A TIME WARNER ENTERTAINMENT
COMPANY





EXHIBIT 10.61


FORM: NBAP
U.S./Non-Apparel
NPIR

LICENSEE: INNOVO INC.	RETAIL PRODUCT LICENSE AGREEMENT
ADDRESS: 27 North Main Street
Springfield, TN 37172

THIS RETAIL PRODUCT LICENSE AGREEMENT is entered into by NBA
Properties,
Inc. ("NBAP"), with its principal office at 645 Fifth Avenue, New
York, New
York 10022, and the licensee listed above ("LICENSEE") with regard to the commercial use of certain names, logos, symbols, emblems, designs and uniforms and all identifications, labels, insignia or indicia thereof (the
"Marks") of the National Basketball Association (the "NBA") and its
Member
Teams (collectively, the "NBA Marks"). Subject to the terms of this Agreement and the terms of the attached NBAP Standard Terms and Conditions,
NBAP hereby grants to LICENSEE, and LICENSEE hereby accepts, the non-exclusive (except as otherwise expressly provided in this Agreement) right and license to use the Marks of the Member Teams, the silhouetted dribbler logo (the "NBA Logo") and Marks of the NBA, NBA All-Star Weekend and NBA Playoffs and Finals (collectively, the "Licensed Marks") solely in connection with the manufacture, distribution, advertisement, promotion and sale of the products described in Paragraph A below including one or more of the Licensed Marks ("Licensed Products"). No license or right is granted for the use of the Licensed Marks for any purpose other than on the Licensed Products and in the manufacture, distribution, advertisement, promotion and sale of the Licensed Products in accordance with this Agreement.

A.	LICENSED PRODUCTS:

Insulated and non-insulated vinyl lunch bags and soft-sided
 coolers
Cotton canvas tote bags
Nylon, vinyl and/or cotton laundry bags
Shoe bags
Garment bags
Seat cushion totes

B.	TERM: August 1, 1998 to July 31, 1999 (the "Term").

C.	TERRITORY: Licensed Products may only be distributed in the 50
United
States and the District of Columbia, except that product may be shipped to the in-arena concessionaires of the Toronto Raptors and Vancouver Grizzlies (the "Territory").

D.	ROYALTY RATES: LICENSEE shall pay monthly to NBAP a combined royalty
and advertising and promotion payment (hereinafter referred to as "royalty") equal to twelve percent (12%) of "Net Sales" (as defined in
Paragraph 1 of the attached NBAP Standard Terms and Conditions).

E.	MINIMUM GUARANTEES: LICENSEE guarantees that its aggregate
royalty
payments to NBAP for the Term under this Agreement shall not be less than twenty thousand dollars ($20,000).

F.	ADVANCES: Upon execution of this Agreement, LICENSEE shall pay to NBAP
the sum of twelve thousand five hundred dollars ($12,500) as an advance to be credited against LICENSEE's Minimum Guarantee as set forth above.

G. ADVERTISING AND PROMOTION:
(i)	Consistent with NBAP's past practice of creating, undertaking
or
supporting advertising and promotion activities with respect to NBAP-licensed products sold at retail, NBAP shall devote up to two percent (2%) of Net Sales (from the royalties received from LICENSEE pursuant to this Agreement) to cover the expenses incurred by NBAP in connection with such advertising and promotion activities.
(ii)LICENSEE shall exhibit, at its sole cost and expense, a fair and representative selection of Licensed Products at the Super Show and every other trade show where LICENSEE exhibits licensed products.

H.	SELLING PRACTICES: LICENSEE acknowledges NBAP's legitimate and reasonable interest in protecting the value of the NBA Marks and maximizing the effectiveness of its advertising, promotion and distribution efforts by segmenting the classes of trade into which its licensees sell NBAP-licensed products. Therefore, LICENSEE shall only sell Licensed Products to a buyer that, to its best knowledge, (i) purchases Licensed Products from LICENSEE solely for sale directly to the consumer and operates a retail establishment that supports the high quality and image of NBA officially licensed products with appropriate merchandising displays, promotion and/or customer service, or (ii) sells to retailers that support the high quality and image of NBA officially licensed products with appropriate merchandising displays, promotion and/or customer service. LICENSEE acknowledges that a failure to comply with the selling practices set forth in this Paragraph shall cause significant harm to NBAP's efforts to effectively and efficiently distribute NBAP-licensed products.

AGREED TO AND ACCEPTED, subject	     AGREED TO AND ACCEPTED:
to and incorporating the attached NBAP	   NBA PROPERTIES, INC.
Standard Terms and Conditions which
the undersigned has read:
INNOVO INC,	By:
Pat Anderson		Harvey E. Benjamin
President		Senior Vice President,
                                       Business Affairs

                                       Dated: 8/12/98


NBAP STANDARD TERMS AND CONDITIONS

ADDITIONAL DEFINITIONS
For the purposes of this Agreement:
(a)	"Contract Year" shall mean a twelve (12) month accounting
period
commencing August 1 and concluding July 31.
(b)	"Counterfeit Goods" shall mean and include: (i) goods that
bear any
NBA Mark that has been reproduced and/or affixed without authorization from NBAP; (ii) goods that bear any NBA Mark produced by any source in excess of an amount ordered by an NBAP licensee;
and (iii) goods that bear any NBA Mark that have been rejected by NBAP or an NBAP licensee and nevertheless enter the stream of commerce.
(c)	"Diverted Goods" shall mean and include any goods produced by someone acting on behalf of an NBAP licensee, which goods are not delivered by the producer to such licensee or to a person designated by such licensee to receive such goods.
(d)	"Net Sales" shall mean the total amount of the gross sales of
a
Licensed Product by LICENSEE, after deducting any bona-fide credit or adjustment for returns actually made and volume discounts actually and customarily given to the trade (such discounts may not exceed two percent (2%) of the gross sales for the applicable accounting period). In computing Net Sales, no direct or indirect expenses or costs incurred in connection with paying royalties due under this Agreement (including transferring funds for royalties or converting currency into U.S. dollars) or manufacturing, selling, distributing, importing or advertising (including cooperative and other advertising and promotion allowances) the Licensed Products shall be deducted, nor shall any deduction be made for uncollectible accounts, cash discounts, early payment discounts, discounts relating to advertising, mark-down allowances or other allowances. Net Sales resulting from sales to any party directly or indirectly related to or affiliated with LICENSEE (a "Related Transaction") shall be computed based on regular selling prices to the trade. If such related party or affiliate is a reseller to the trade of the Licensed Products, the sales price for purposes of determining Net Sales of a Related Transaction shall be the higher of the sales price to the related or affiliated party or the sales price charged to the trade by such related or affiliated party. If a purchaser from LICENSEE purchases FOB the manufacturing source or participates in other arrangements which result in such purchaser paying less for the Licensed Products than LICENSEE's regular selling prices to the trade, Net Sales with respect to any such transaction shall be computed based on the regular selling prices to the trade.
(e)	"Parallel Goods" shall mean and include Licensed Products
transferred outside of the Territory or brought into the Territory in violation of this Agreement.
(f)	"Premium" shall mean anything given free or sold at
substantially
less than its usual selling price (but does not include sales made pursuant to periodic price reductions resulting from "specials," "sales," or volume pricing discounts) for the purpose of increasing the sale of, or publicizing, any product or service, or other giveaway or promotional purpose. Other giveaway or promotional purposes include, but are not limited to, self-liquidating offers, uses of Licensed Products as sales force or trade incentives and sales of Licensed Products through distribution schemes involving earned discounts or "bonus" points based on the consumer's use of the offeror's product or service.
2.	TEAM REPRESENTATION; LIMITATIONS ON LICENSE
(a)	Unless otherwise approved in writing by NBAP, each Licensed
Product
must be manufactured and offered for sale on LICENSEE's standard terms in a version for each Member Team. LICENSEE acknowledges that, unless the NBA Logo is specifically contained in the definition of Licensed Marks above, no license is granted for the use of the NBA Logo except insofar as the NBA Logo is embodied in the NBA "Official Licensed Product" logo. Unless otherwise approved in writing by NBAP, the


NBA Logo may only be used in combination with the Marks of one (1)
or more Member Teams (i.e., the NBA Logo may not be used by
itself), which must be shown with equal or greater prominence than the NBA Logo.
(b)	All designs of the Licensed Products, including any packages, containers or tags, shall be subject to NBAP's prior written approval and shall be used solely in furtherance of this Agreement, and such designs will not be used in any other respect by LICENSEE nor will LICENSEE authorize any third party to use such designs except as may be required by NBAP. Notwithstanding the foregoing, NBAP acknowledges that LICENSEE may hold other licenses pursuant to which LICENSEE manufactures, distributes or sells products similar in design to the Licensed Products and nothing in this Agreement is intended to prohibit LICENSEE's manufacture, distribution or sale of such products not bearing or relating to the Licensed Marks.

3.	STATEMENTS AND PAYMENTS; REPORTING
(a)	Statement and Payments: By the fifteenth (15th) day following the
end of each month, LICENSEE shall furnish (on forms provided by or approved by NBAP) full and accurate statements (on a country-by-country and unit basis, if more than one country is contained within the definition of the Territory), certified by an officer of LICENSEE, showing all information relating to the calculation of Net Sales for the preceding month. Simultaneously with the submission of such statement, LICENSEE shall make all monthly royalty payments required under this Agreement for the preceding month. The minimum amount of royalties to be paid by LICENSEE by the end of each quarter with respect to each Licensed Product category shall be the amount which, when added to payments of royalties previously made for the Contract Year with respect to such Licensed Product category, shall be equal to one-fourth (25%) of the Minimum Guarantee for such Licensed Product category for such Contract Year required under Paragraph E above multiplied by the number of quarters then elapsed. Aggregate royalties paid each Contract Year may exceed the Minimum Guarantee for such Contract Year. Such monthly statements shall be furnished and the required payments made by LICENSEE whether or not there are any Net Sales for that month. All payments made by LICENSEE to NBAP under this Agreement shall be made free and clear of, and without deduction or withholding for or on account of, any income, stamp or other taxes, charges, fees, deductions or withholdings. If any such taxes, charges, fees, deductions or withholdings are required by law to be withheld from any amounts payable to NBAP hereunder, the amounts so payable shall be increased to the extent necessary to yield to NBAP the amounts specified in this Agreement. All payments shall be in U.S. dollars, from a U.S. source approved by NBAP. All computations and payments shall be in U.S. dollars, at the spot rate for the local currency as published in the Wall Street Journal for the last business day of the preceding month. If LICENSEE shall fail to timely pay any amount due under this Paragraph, LICENSEE shall pay interest on such amount at a rate equal to the lesser of (i) three percent (3%) per annum over the highest prime rate (announced by Chase Bank, New York branch) prevailing during the period between the date the payment first became due and the date such payment is actually paid or (ii) the highest rate permitted by law during the period between the date the payment first became due and the date such payment is actually paid. The receipt or acceptance by NBAP of any of the statements furnished or royalties paid by LICENSEE (including the cashing of any royalty checks) shall not preclude
NBAP from questioning their accuracy at any time, auditing
LICENSEE's books and records pursuant to Paragraph 12 or claiming any shortfall in royalty payments. In order to assist with NBAP's annual budget process, by April 15 of each Contract Year, LICENSEE shall deliver a statement detailing LICENSEE's projections for sales of each Licensed Product for the following Contract Year, broken down on a quarterly basis. If LICENSEE fails to comply with the reporting requirements contained in this Paragraph, NBAP may charge

LICENSEE, and LICENSEE shall pay, two thousand U.S. dollars (USD 2,000) for each instance of non-compliance with this Paragraph.
(b)	No Cross Collateralization: Any royalty payment for a unit of
Licensed Product sold shall only be applied against the Minimum Guarantee for such Licensed Product for the Contract Year in which the unit of such Licensed Product was sold (i.e., any shortfall in, or payment in excess of, the Minimum Guarantee for a Contract Year may not be offset or credited against the Minimum Guarantees for any other Contract Year, against any other Licensed Product or against any other NBA license (including premium license agreements entered into pursuant to Paragraph 5 hereof) held by LICENSEE). If Minimum Guarantees are stated separately for different categories of Licensed Products or for different territories, royalty payments resulting from Net Sales of a category of Licensed Product or in a particular territory shall be applied only against the Minimum Guarantee for such category of Licensed Product or territory.

4.	NON-RESTRICTIVE GRANT; RIGHTS RESERVED
Nothing in this Agreement shall prevent NBAP from granting any other licenses and rights. All rights not specifically granted in this Agreement are expressly reserved by NBAP. No right of renewal or option to extend is granted or implied and LICENSEE shall have no right to continue manufacturing or selling Licensed Products or to continue holding itself out as a licensee of NBAP after the expiration or termination of this Agreement except as provided in Paragraph 14.

5.	PREMIUMS
LICENSEE shall not use, nor allow any third party to use, any Licensed
Product as a Premium without the prior written authorization of NBAP pursuant to a separate agreement with NBAP. In addition, no Premium shall be offered with the Licensed Products without the prior written approval of NBAP. Nothing in this Agreement shall prohibit LICENSEE from marketing Licensed Products using creative techniques consistent with industry practice, including, but not limited to, periodic "specials," "sales," or volume discount prices, so long as all receipts are accounted for in Net Sales and in accordance with this Agreement.

6.	GOODWILL
LICENSEE recognizes that (i) a portion of the value of the NBA Marks is attributable to goodwill, (ii) the goodwill attached to the NBA Marks belongs exclusively to NBAP, the NBA and its Member Teams and
(iii) that such NBA Marks have secondary meanings in the minds of the public. LICENSEE shall not, during the Term or thereafter, challenge
(y) the property rights of the Member Teams, whether severally owned or held in association as the NBA, or NBAP's property rights, in and to NBA Marks, or (z) the validity, legality or enforceability of this
Agreement.

7.	PROTECTION OF RIGHTS
(a)	Unauthorized Activities: LICENSEE shall promptly notify NBAP in
writing of any infringements of the Licensed Marks or the Licensed Products or the sale of any Licensed Products outside the Territory (e.g., unauthorized importation/exportation of goods) which may come to LICENSEE's attention. NBAP shall have the sole right to determine whether or not any action shall be taken on account of any such infringement or unauthorized importation/exportation. LICENSEE agrees not to contact any third party, not to make any demands for claims and not to institute any suit or action on account of such infringement or unauthorized
importation/exportation without obtaining the express prior written permission of NBAP in each instance.
(b)	Assistance in Protecting Marks: LICENSEE shall cooperate to
the
fullest extent necessary to assist NBAP in the protection of the rights of NBAP, the NBA and the Member Teams in and to the Licensed Marks. NBAP shall reimburse LICENSEE for any reasonable out-of-pocket costs actually incurred by LICENSEE in providing such cooperation and assistance. LICENSEE shall cooperate with NBAP in its enforcement efforts, including being named by NBAP as a complainant in any action against an infringer. LICENSEE shall pay to NBAP, and waives all claims to, ail damages or other monetary relief recovered in any such
NBAP-initiated action by reason of a judgment or settlement (other than for reasonable attorneys' fees and expenses incurred at NBAP's request) whether or not such damages or any part of such damages represent or are intended to represent injury sustained by LICENSEE.
(c)	Ownership of Marks: LICENSEE acknowledges that NBAP and/or the
Member
Teams are the exclusive owners of the Licensed Marks. Any
intellectual property rights in the Licensed Marks that may accrue to
LICENSEE shall inure to the benefit of NBAP and shall be assigned to NBAP upon its request. Any copyright, trademark, service mark or other right used, created or procured by LICENSEE with respect to or involving the Licensed Marks, derivations or adaptations of the Licensed Marks, or any word, symbol or design which uses or is similar to the Licensed Marks so as to suggest association with or sponsorship by the NBA, one of its Member Teams or any of their affiliates, shall be procured for the benefit of and in NBAP's name, but at LICENSEE's expense, notwithstanding their creation by
LICENSEE. LICENSEE shall take all necessary steps to secure an assignment to NBAP of the copyright from a creator of work that is not work-for-hire. Any copyright, trademark or service mark
affecting
or relating to the Licensed Marks already procured or applied for shall be assigned to NBAP. LICENSEE shall supply NBAP with any necessary supporting materials required to obtain copyright or trademark registrations of any copyrights or trademarks required to be assigned to NBAP under this Agreement.
(d)	Notices, Labeling and Records: NBAP may from time-to-time
designate
such copyright, trademark or service mark notices (including the form, location and content of such notices) that LICENSEE shall cause
to appear on or within each Licensed Product sold, by means of a tag,
label, imprint or other appropriate device, in every instance in which any Licensed mark is used. The following general notice (in the
English language and the language of the country where the Licensed Products will be sold) must be included on a label, the packaging material or on a separate slip of paper packed with or attached to the Licensed Product:
"The NBA and individual NBA member team identifications
reproduced on this product are trademarks and copyrighted
designs, and/or other forms of intellectual property, that
are the exclusive property of NBA Properties, Inc. and the
respective NBA member teams and may not be used, in whole or in part, without the written consent of NBA Properties, Inc."
LICENSEE shall: (i) cause all Licensed Products to bear the NBA "Official Licensed Product' logo on either the article or its packaging in such place, and in such prominence, as NBAP may designate from time-to-time, (ii) faithfully comply with and adhere to NBAP's mandatory hologram "Official Licensed Product' identification system or such other shipment tracking, identification
and anti-counterfeiting systems, tags and labels that NBAP may establish from time-to-time, (iii) unless approved in writing by
NBAP, not cross-license or otherwise use other licensed properties
or
other Marks with the Licensed Products or Licensed Marks and (iv)
keep appropriate records, and advise NBAP, of the date when each of the Licensed Products is first placed on sale or sold in each country
of the Territory and the date of first use in each country of each different Licensed Mark on the Licensed Products and any promotional or packaging materials.
(e)	Recordation and Registered User Applications: With respect to those
countries in which LICENSEE may distribute and which require applications to register LICENSEE as a permitted or registered user of the Licensed Marks, or which require the recordation of this Agreement, LICENSEE shall execute and deliver to NBAP such applications, agreements or other documents as may be necessary. In such event, this Agreement rather than such agreements will govern any disputes between


LICENSEE and NBAP, and when this Agreement expires or is terminated, any such other agreement shall also be deemed expired or terminated.
(f)	LICENSEE Trade Names and Trademarks: LICENSEE shall
permanently
affix labeling on each Licensed Product or its packaging, indicating its name, trade name and address so that the public can identify the supplier of the Licensed Product. Prior to any distribution or sale of any Licensed Products, LICENSEE shall advise NBAP in writing of LICENSEE's trade names or trademarks used on Licensed Products and the proposed placement of such trade names and trademarks on the Licensed Products. LICENSEE shall only sell Licensed Products under mutually agreed upon trade names or trademarks and with approved copyrighted designs, shall not incorporate the Licensed Marks into LICENSEE's corporate or business name or trademark in any manner whatsoever and shall place its trade names and trademarks on Licensed Products only as approved by NBAP. As requested by NBAP, LICENSEE shall supply NBAP, in advance of shipping any Licensed Products, with at least twelve
(12) copies of each type of its hang tags, labels and other markings of origin for use in identifying and authenticating Licensed Products in the marketplace. LICENSEE shall not use, whether during or after the Term, any Marks: (i) in connection with the Licensed Marks without NBAP's authorization, (ii) confusingly similar to the Licensed Marks, or (iii) intended to relate or refer to the Licensed Marks, the Member Teams or events involving the NBA or the Member Teams.
8.	INDEMNIFICATIONS; INSURANCE
(a)	LICENSEE shall be solely responsible for, and shall defend,
hold
harmless and indemnify NBAP, NBA Entertainment, Inc. ("NBAE"), the NBA, its Member Teams and the National Basketball Players Association ("NBPA") and their respective affiliates, owners, directors, governors, officers, employees and agents (collectively "NBA Parties") against, any claims, demands, causes of action or damages, including attorneys' fees (collectively, "Claims"), arising out of: (i) any act or omission of LICENSEE, any Third Party Contributor (as defined in Paragraph 11 (b) below) or any other entity acting on LICENSEE's behalf (whether or not approved by NBAP pursuant to this Agreement), (ii) any breach of this Agreement by LICENSEE, any Third Party Contributor or any other entity acting on LICENSEE's behalf (whether or not approved by NBAP pursuant to this Agreement), (iii) the manufacture, distribution, advertisement, promotion, sale, possession or use of any Licensed Product (including, but not limited to, claims relating to (w) any defect (whether obvious or hidden and whether or not present in any sample approved by NBAP) in a Licensed Product or in any packaging or other materials (including advertising materials), (x) any alleged injuries to persons or property, (y) any infringement of any rights of any other person or entity or (z) the alleged failure by LICENSEE to comply with applicable laws, regulations, standards or the terms of the NBAP Code of Conduct, as amended from time to time by NBAP (the "Code of Conduct"), attached hereto as or (iv) any claim that any Licensed Product or element thereof (other than the Licensed Marks) violates or infringes upon the trademark, copyright or other intellectual property rights (including trade dress and rights of publicity and privacy) of a third party, provided LICENSEE is given prompt written notice of and shall have the option to undertake and conduct the defense of any such Claim. In any instance to which the foregoing indemnities pertain, NBAP shall cooperate fully with and assist LICENSEE in all respects in connection with any such defense. LICENSEE shall reimburse NBAP for all reasonable out-of-pocket costs actually incurred by NBAP in connection with such cooperation and assistance. In any instance to which such indemnities pertain, LICENSEE shall keep NBAP fully advised of all developments pertaining to such Claim and shall not enter into a settlement of such Claim or admit liability or fault without NBAP's prior written approval. LICENSEE shall obtain and maintain product liability insurance providing protection for the NBA Parties against any Claims arising out of any alleged defects in the Licensed Products or any use of the Licensed Products, in an amount and providing coverage satisfactory to NBAP (including the amount of the deductible). Such insurance shall be carried by an insurer with a rating by A.M. Best
& Co. of A-7 or other rating satisfactory to NBAP. Such insurance policy shall also provide that NBAP receive written notice within thirty (30) days prior to the effective date of the cancellation, non-renewal or any material change in coverage. In the event that LICENSEE has failed to deliver to NBAP a certificate of such insurance evidencing satisfactory coverage prior to NBAP's
execution of this Agreement (or fails to maintain such insurance in accordance with this Paragraph), NBAP shall have the right to withdraw its consent to use any or all of the Licensed Marks and/or terminate this Agreement at any time. Such insurance obligations shall not limit LICENSEE's indemnity obligations, except to the extent that LICENSEE's insurance company actually pays NBAP amounts which LICENSEE would otherwise be obligated to pay NBAP.
(b)	NBAP shall be solely responsible for, and shall defend, hold harmless and indemnify LICENSEE, its directors, officers, employees and agents against any Claims arising out of: (i) a claim that the use of the Licensed Marks as specifically approved by NBAP in accordance with the terms of this Agreement violates or infringes upon the trademark, copyright or other intellectual property rights (including trade dress) of a third party in or to the Licensed
Marks or (ii) any breach of this Agreement by NBAP, provided NBAP is given prompt written notice of and shall have the option to undertake and conduct the defense of any such Claim. In any instance to which the foregoing indemnities pertain, LICENSEE shall cooperate fully with and assist NBAP in all respects in connection with any such defense. NBAP shall reimburse LICENSEE for all reasonable out-of-pocket expenses actually incurred by LICENSEE in connection with such cooperation and assistance. In any instance to which such indemnities pertain, NBAP shall not enter into a settlement of such Claim or admit liability or fault without LICENSEE's prior written approval.
9.	QUALITY; APPROVALS; SAMPLES
LICENSEE shall cause the Licensed Products to meet and conform to high
standards of style, quality and appearance. In order to assure NBAP that it is meeting such standards and other provisions of this Agreement, LICENSEE shall comply with the following:
(a)	Pre-Production: Before commercial production and distribution of
any product bearing a Licensed Mark, LICENSEE shall submit to NBAP all preliminary and proposed final artwork, three dimensional models (if any), prototypes, mock-ups and pre-production samples of each product, including all styles, colors and variations, together with its labels, tags, cartons and containers (including packaging and wrapping materials). All LICENSEE submissions under this
Paragraph shall be accompanied by forms supplied by NBAP, using one
(1) form for each submission and filling in all necessary
information. NBAP shall approve or disapprove in writing all submissions, in its sole discretion, before LICENSEE shall be entitled to distribute, advertise, use, produce commercial
quantities of or sell any item relating to any such submission. Any article actually submitted and not disapproved within sixty (60)
days after receipt by NBAP shall be deemed approved. Approval of an article which uses particular artwork does not imply approval of such artwork with a different article or of such article with different artwork. LICENSEE acknowledges that NBAP's approval of an article does not imply approval of, or license to use, any non-NBA controlled elements contained in any article. After a sample of an article has been approved, LICENSEE shall not make any changes without resubmitting the modified article for NBAP's written approval.
(b)	Production Samples: Before selling or distributing any product bearing a Licensed Mark, LICENSEE shall furnish NBAP with, at no charge, for its permanent use, two (2) samples of the product from the first production run of each manufacturer of the Licensed Products, including all styles, colors and variations, together with its labels, tags, cartons and containers (including packaging and wrapping materials). If such samples do not conform to all aspects of the Licensed Product as approved or if the quality of any such sample does not meet the requirements of this Paragraph 9, NBAP shall notify LICENSEE and such article shall be deemed disapproved and all such articles shall be promptly destroyed. LICENSEE shall also furnish NBAP, free of charge, with any additional pieces of Licensed Product as may reasonably be requested by NBAP to promote the sale of Official Licensed Products (e.g., for NBAP's display room, advertisements, catalogs, mailers, product placement and trade shows) or for comparison with earlier samples. In addition, LICENSEE shall provide NBAP with any additional pieces of Licensed Product as may be required for the permanent use of the Member Teams, not to exceed one (1) piece per Member Team. If NBAP wishes to purchase Licensed Products for give-away purposes and not for resale, LICENSEE shall sell the Licensed Products to NBAP at LICENSEE's direct manufacturing cost for such Licensed Products and LICENSEE shall not be required to pay royalties on such sales to NBAP.
(c)	Rejections and Non-Compliance: The rights granted under this
Agreement do not permit the sale of "seconds" or "irregulars." All submissions or samples not approved by NBAP shall promptly be destroyed by LICENSEE. LICENSEE shall advise NBAP regarding the time and place of such destruction (in sufficient time to arrange for an NBAP representative to witness such destruction, if NBAP so desires) and such destruction shall be attested to in a certificate signed by one of LICENSEE's officers and submitted to NBAP within fifteen (15) days of the date on which the sample was not approved. In the event of LICENSEE's unapproved or unauthorized manufacture, distribution, use or sale of any products or materials bearing the Licensed Marks, including promotional and advertising materials, or the failure of LICENSEE to comply with Paragraphs 7(d), 7(f), 9, 11(c) or 11(e), NBAP shall have the right to: (i) immediately revoke LICENSEE's rights with respect to any Licensed Product licensed under this Agreement, (ii) charge LICENSEE two thousand U.S. dollars (USID 2,000) for each instance (e.g., per unit) of non-compliance with this
Paragraph with respect to any article, product or materials and/or
(iii) at LICENSEE's expense, confiscate or order the destruction of such unapproved, unauthorized or non-complying products. Such right(s) shall be without prejudice to any other rights NBAP may have under this Agreement or otherwise.
(d)	Testing: Both before and after Licensed Products are put on
the
market, LICENSEE shall follow reasonable and proper procedures for testing the Licensed Products for compliance with laws, regulations, standards and procedures, and shall permit NBAP (upon reasonable notice) to inspect its and its authorized manufacturers testing, manufacturing and quality control records, procedures and facilities and to test or sample Licensed Products for compliance with this Paragraph and the other terms and conditions of this Agreement. Licensed Products found by NBAP at any time not to comply with applicable laws, regulations, standards and procedures shall be deemed disapproved, even if previously approved by NBAP, and shall not be shipped unless and until LICENSEE can demonstrate to NBAP's satisfaction that such Licensed Products have been brought into full compliance.
(e)	Revocation of Approval: In the event that: (i) the quality,
appearance or style of any Licensed Product ceases to be acceptable to NBAP, (ii) LICENSEE uses the Licensed Marks improperly or violates any term of this Paragraph 9 or (iii) NBAP becomes aware of something relating to any such Licensed Product or LICENSEE which, in the opinion of NBAP, reflects unfavorably upon the professional, business or personal reputation of NBAP, the NBA or any of its Member Teams, then, in any such event, NBAP shall have the right, in its sole discretion, to withdraw its approval of such Licensed Product. In the event of such withdrawal, NBAP shall provide immediate written notice to LICENSEE and LICENSEE shall cease the use of the Licensed Marks in connection with the manufacture, sale, distribution, advertisement or use of such Licensed Product and such Licensed Product shall immediately be withdrawn from the market and destroyed; provided, however, that in the event of a revocation of approval pursuant to (i) above, NBAP and LICENSEE shall negotiate in good faith to provide for a
reasonable sell-off period for such Licensed Product. Within ten
(10) days after LICENSEE's receipt of such notice, LICENSEE shall pay all royalties and Minimum Guarantees due NBAP with respect to the Licensed Product for which approval has been revoked. If there are other Licensed Products for which approval has not been
withdrawn under this subparagraph, then this Agreement shall remain in full force and effect as to such other Licensed Products.
LICENSEE shall notify NBAP in writing of any Licensed Products deleted from its product lines.
10. PROMOTIONAL MATERIAL
LICENSEE shall not use the Licensed Marks or any reproduction of the Licensed Marks in any advertising, promotion or display material in connection with any product or in any other manner whatsoever without
prior written approval from NBAP. Under no circumstance will "lotteries," "games of chance" or any other type of promotion which NBAP believes reflects unfavorably upon the NBA or its Member Teams be
approved. All advertising or promotional copy and material depicting
or
using the Licensed Marks (including display material, catalogs and press releases) shall be submitted for approval well in advance of production (but in no event less than ten (10) business days prior to
the start of commercial production) to allow adequate time for NBAP, in
its sole discretion, to approve, disapprove or comment upon such materials and for any required changes to be made. By way of example,
no television or cinema advertising containing any Licensed Mark may be
used unless it has been approved in all stages (i.e., storyboard, production "rough-cut" and final version). Unless otherwise approved by
NBAP, any NBA game action photographs or footage that LICENSEE uses in
connection with the Licensed Products must be obtained from NBAE and shall be subject to NBAE's search and edit charges and any applicable
use fee. Any promotional material submitted that is not approved or disapproved by NBAP within thirty (30) days of its receipt by NBAP shall be deemed approved by NBAP.
11. DISTRIBUTION; COMPLIANCE
(a)	Distribution: LICENSEE shall use its best efforts to
distribute and
sell, within and throughout the Territory, the Licensed Products in such manner as may be required to meet competition by reputable manufacturers of similar articles. In any ninety (90) day period in which LICENSEE fails to sell or distribute Licensed Products in reasonable commercial quantities, LICENSEE shall be deemed not to have used its best efforts. LICENSEE shall make and maintain adequate arrangements for the distribution and timely delivery of Licensed Products to retailers within and throughout the Territory.
In the event NBAP advises LICENSEE that a special promotional effort is to take place in an individual store or chain, LICENSEE shall use its best efforts to sell the Licensed Products to said store or chain. In addition, LICENSEE shall give the Licensed
Products wide distribution and shall not, subject to the provisions set forth in this Agreement, refrain for any reason from selling Licensed Products to any retail outlet within the Territory that may desire to purchase Licensed Products and whose credit rating and marketing image warrants such sale.
(b)	Third Party Contributors: If LICENSEE desires to use a third party
manufacturer or distributor (if permitted under this Agreement)
(each, a "Third Party Contributor") in connection with the manufacturing of all or any part of, or the distribution (if permitted by this Agreement) of, any Licensed Product, LICENSEE must first notify NBAP of the name and address of such proposed
Third Party Contributor and of the Licensed Product LICENSEE
desires such proposed Third Party Contributor to manufacture or distribute. NBAP shall have the right, in its sole discretion, to withhold or withdraw approval of any proposed Third Party
Contributor and may predicate its approval on any terms or
conditions as NBAP shall determine in its sole discretion. LICENSEE may not use a Third Party Contributor in connection with the manufacture of all or any part of, or the distribution (if permitted by this Agreement) of, any Licensed Product prior to receiving such approval from NBAP. If any of LICENSEE's Third
Party Contributors uses the Licensed Marks or Licensed
Attributes for any unauthorized purpose, LICENSEE shall be
responsible for, and shall cooperate fully and use its best
efforts to stop such unauthorized use. Attached as Schedule A is a true and complete list of all Third Party Contributors
authorized by NBAP as of the date of execution of this
Agreement.
(c)	Counterfeit, Diverted and Parallel Goods: LICENSEE understands
and
acknowledges the meanings of "Counterfeit Goods , Diverted Goods"
and
"Parallel Goods" as set forth in Paragraph 1 above and LICENSEE shall
use all commercially reasonable means to prevent the creation of any such goods by its employees, agents, representatives or any others operating under its direction, supervision or control and involving the NBA Marks. LICENSEE shall stamp on all invoices, and shall require any third party distributors (to whom LICENSEE is authorized to sell under this Agreement) and any authorized sublicensees and distributors to stamp on their invoices, a prominent legend that states that the Licensed Products are allowed to be sold only within the Territory and only to an end user. LICENSEE shall periodically, and at the request of NBAP, inquire of its authorized distributors, agents and customers as to whether they are observing territorial limits and shall periodically report in writing to NBAP the results of such inquiries. LICENSEE shall notify NBAP of all orders from, or on behalf of, a customer who LICENSEE knows (or has reason to know after having made reasonable inquiry) is located outside the
Territory or intends to resell the Licensed Products outside the Territory. If LICENSEE knows or has reason to know that any Licensed Product sold by LICENSEE is resold outside the Territory, LICENSEE shall compensate NBAP for the injury to its licensing and distribution program and shall pay all costs and expenses, including attorney's fees, required to remove such goods from the marketplace. Any such monetary damages shall be in addition to, and not in lieu of, such other rights and relief (including injunctive relief) as may
be available to NBAP. LICENSEE shall incorporate within its
contracts
of sale or sales orders a provision similar in substance to this subparagraph and which provides that the obligations set forth in this subparagraph shall be a continuing obligation on the re-sale of the Licensed Products to subsequent authorized wholesale purchasers and which makes NBAP a third party beneficiary of such provision.
(d)	Selling, Distributing and Reporting: In the event LICENSEE
sells or
distributes other licensed merchandise of a similar grade or quality as the Licensed Products, but which do not bear any of the Licensed Marks, LICENSEE will not discriminate, in a manner which adversely impacts the Licensed Products, in the granting of commissions or discounts to salespeople, dealers and distributors between the Licensed Products and the licensed products of any third party. LICENSEE may not package the Licensed Products in combination with other products, whether similar or different, without the prior written approval of NBAP. In the event that NBAP believes in good faith that LICENSEE has employed selling or reporting methods which circumvent or reduce the royalty or other payment or reporting obligations contained in this Agreement, NBAP may, in addition to any
other rights and remedies it may have, at its option and upon fifteen
(15) days' prior written notice, adjust the minimum royalty per unit.
(e)	Shipping and Anti-Counterfeiting Compliance: LICENSEE shall at all
times conduct all aspects of its business in a fair and reasonable manner and in compliance with all shipment tracking, identification and anti-counterfeiting systems and labels that NBAP may establish from time-to-time and all applicable laws, government rules and regulations, court and administrative decrees and the highest standard of business ethics then prevailing in the industry.
LICENSEE
shall faithfully comply with and adhere to NBAP's shipping and distribution policies established from time-to-time. LICENSEE shall use its commercially reasonable efforts to ensure that all retailers and authorized distributors purchasing Licensed Products comply with NBAP's anticounterfeiting systems, labels and shipping and distribution policies established from time to time.
(f)	Conduct Requirements: LICENSEE represents and warrants to NBAP that
LICENSEE shall faithfully comply with and adhere to, and LICENSEE shall take all steps necessary to ensure that all Third Party Contributors shall faithfully comply with and adhere to, all of the terms, provisions and policies contained in this Agreement, the
Code of Conduct and all applicable United States and foreign laws, government rules and regulations, court and administrative decrees and the highest standard of business ethics then prevailing in the industry with regard to the conduct of all aspects of LICENSEE's
(or any Third Party Contributor's) business and the manufacture, distribution, sale, testing and use of all Licensed Products (collectively, "Conduct Requirements"). NBAP and its authorized representatives shall have the right, upon reasonable prior notice, to examine and audit LICENSEE to ensure compliance with the Conduct Requirements. LICENSEE shall allow NBAP access to any of its premises and personnel at all reasonable times for the purposes of such auditing. LICENSEE shall take all necessary steps in negotiating contracts with Third Party Contributors to provide NBAP and its authorized representatives with a contractual right to audit such Third Party Contributors to ensure compliance with the Conduct Requirements, including the right of NBAP to have access to the premises and personnel of any Third Party Contributor at all reasonable times for the purposes of such auditing.
(g)	Governmental Approvals: It shall be LICENSEE's sole
responsibility,
at its sole expense, to obtain all approvals (including, but not limited to, approvals of advertising materials) of all governmental authorities which may be necessary in connection with LICENSEE's performance under this Agreement.
(h)	NBA Store: LICENSEE acknowledges that NBAP intends to offer
various
NBA and/or Member Team-identified products for sale in an
NBAP-owned "showcase" retail store ("NBA Store"). LICENSEE further acknowledges that it will receive a variety of tangible and intangible benefits as a result of having merchandise manufactured by LICENSEE displayed, sold and promoted at the NBA Store.
Therefore, LICENSEE shall, in addition to and in consideration for the license granted under this Agreement and in consideration of the benefits it will receive from having merchandise displayed, sold and promoted at the NBA Store, (i) upon the request of NBAP, perform contract manufacturing services for NBAP in connection with the manufacture of products for sale in the NBA Store on terms as mutually agreed upon by NBAP and LICENSEE and (ii) offer Licensed Products to the NBA Store on terms at least as favorable as those offered to LICENSEE's most preferred high-volume customers, including price, priority of delivery, discounts, cooperative or other advertising and promotional allowances and other benefits (regardless of volume).
12.	RECORDS; AUDITS
	LICENSEE shall keep accurate books of account and records
covering
    all transactions relating to the license granted in this
Agreement
    (including, but not limited to, sales of 	Licensed Products,
purchases
    and uses of NBA hologram hang tags and compliance with
    shipment tracking, identification and anti-counterfeiting
systems
    and labels that NBAP 	may establish from time to time). NBAP
and its
    authorized representatives shall have the
    right, at all reasonable hours of the day and upon reasonable prior
    notice, to examine and
	audit such books of account and records and all other
documents and
    materials in LICENSEE's possession or under its control
(including
    records of LICENSEE's parents, 	subsidiaries, affiliates and
third parties,
    if they are involved in activities which relate to this
	Agreement) relating to this Agreement. NBAP shall have free
and
    full access for such purposes and for the purpose of making extracts
    and copies. Should an audit by NBAP 	establish a deficiency
between the
    amount found to be due NBAP and the amount LICENSEE actually paid or
    reported, the LICENSEE shall pay the amount of such deficiency, plus
    interest at the then current prime rate (as announced by Chase
Bank,
    New York branch) from the date such amount should have been paid until the date of payment. Should such audit establish a deficiency
    of more than five percent (5%), LICENSEE shall also pay for the cost
    of the audit. LICENSEE shall pay such amount within thirty (30) days. All such books of account and records shall be kept available
    for at least two (2) years after the expiration or termination of
    this Agreement, or three (3) years after the end of the Contract Year to which they relate, whichever is earlier. In order to facilitate inspection of its books and records, LICENSEE shall designate a symbol or number which will be used exclusively in connection with the Licensed Products on which royalty payments are
    payable and shall maintain for inspection as provided in this Agreement duplicates of all billings to customers with respect to
    Licensed Products. LICENSEE shall, within ten (10) business days of
    NBAP's request (which shall not be made more than four (4) times per
    Contract Year), furnish NBAP with a list of LICENSEE's top twenty-five (25) retail accounts for Licensed Products (on a country
    by country basis) and their monthly purchases of Licensed
Products
    (broken down by unit sales and in dollar volume by retailer).
LICENSEE
shall supply NBAP with true and complete copies of any agreement it has
entered into, or in the future enters into, with any Member Team or any NBA
player. In addition, LICENSEE shall, on a quarterly basis during the
Term,
provide NBAP with copies of either (i) financial information furnished to
the United States Securities and Exchange Commission or (ii) with all
financial statements and other financial information prepared by
LICENSEE
for distribution to its banks or other financial lending
institutions to
whom it reports regularly. LICENSEE shall cooperate with NBAP in developing
an electronic data interchange through which NBAP may access
LICENSEE's
electronic database relating to the manufacture, distribution and sale of
Licensed Products (such as work-in-process, finished goods on hand, orders
received, deliveries made and any other on-line information relating to the
Licensed Products) or developing such other system as will enable
NBAP to
obtain such information or facilitate NBAP's review of LICENSEE's graphic
designs for Licensed Products.
13. EARLY TERMINATION
Without prejudice to any other rights NBAP may have pursuant to this Agreement or otherwise, NBAP shall have the right to terminate this Agreement at any time if:
(a)	Within three (3) months from the date that this Agreement is executed on behalf of NBAP, LICENSEE shall not have begun the bona-fide distribution and sale of each Licensed Product within and throughout the Territory in accordance with this Agreement.
(b)	LICENSEE shall fail to timely remit any payment of any nature due
to NBAP or any of its affiliates when due and shall fail to cure such non-payment within thirty (30) days (ten (10) days for a payment default other than a royalty payment default) of its receipt of written notice from NBAP; provided, however, that
LICENSEE shall not have the right to cure any subsequent payment default.
(c)	LICENSEE or any guarantor under this Agreement shall be unable to
pay its liabilities when due, or shall make any assignment for the benefit of creditors, or under any applicable law admits in writing its inability to meet its obligations when due or commit any other act of bankruptcy, institute voluntary proceedings in bankruptcy or insolvency or permit institution of such proceedings against it.
(d)	LICENSEE shall exhibit a pattern of frequent failure to make timely
delivery of sufficient quantities of the Licensed Products to its retail accounts.
(e)	LICENSEE (or any entity that controls LICENSEE or is
controlled by
LICENSEE) now or in the future holds a license from NBAP and such license is terminated by NBAP during the Term.
(f)	LICENSEE (i) delivers Licensed Products outside the Territory;
(ii)
sells Licensed Products to a third party who LICENSEE knows, or has reason to know, intends to deliver the Licensed Products outside the Territory; or (iii) LICENSEE is in breach of Paragraph 11 (c)

(g)	LICENSEE sells to any third party that LICENSEE knows, or has reason to know, is altering or modifying the Licensed Products prior to sale to the ultimate consumer.
(h)	LICENSEE is in breach of Paragraphs 11 (b) or 11 (D.
(i)	LICENSEE shall fail to perform or shall be in breach of any
other
term or condition of this Agreement (other than a payment default).
A termination pursuant to this subparagraph (i) shall take effect
(i) thirty (30) days after written notice of such failure to perform or breach is sent by NBAP if such failure to perform or breach can be Completely Cured (as defined below) and such failure to perform or breach has not been Completely Cured during such thirty (30) day period, or (ii) immediately after written notice of such failure to perform or breach is sent by NBAP if such failure to perform or breach cannot be Completely Cured. For purposes of this subparagraph, "Completely Cured" means that such failure to perform or breach is cured so that, in the reasonable judgment of NBAP, such failure to perform or breach will have had no effect on, or caused no damage to, NBAP.
In addition to NBAP's other rights and remedies, upon termination of this Agreement under this Paragraph, LICENSEE shall pay NBAP (within thirty (30) days of such termination) the Minimum Guarantees for each
Licensed Product through the end of the Agreement, less the royalties paid to NBAP through the date of termination.
14. DISPOSAL OF STOCK; EFFECT OF TERMINATION
Sixty (60) days before the expiration of this Agreement and ten (10) days after any termination under Paragraphs 9 or 13, LICENSEE will furnish to NBAP a certificate showing the number and description of Licensed Products on hand or in process of manufacture. After expiration or termination of this Agreement, LICENSEE shall have no right to, nor allow any third party to, manufacture, advertise, distribute, sell, promote or otherwise deal in any Licensed Products or use the Licensed Marks (and LICENSEE shall not engage in any such activity) except as provided below. For a period of ninety (90) days following the expiration (but not after the termination) of this Agreement, LICENSEE may sell-off and deliver Licensed Products which are on hand or in process at the time of such expiration (the "Sell-Off
Period"); provided, however that (i) the total number of units of each
Licensed Product sold during the Sell-Off Period may not be greater than one hundred ten percent (110%) of the total number of units of such Licensed Product on hand on the same date the preceding
Contract
Year, (ii) such Licensed Products may only be sold in accordance with this Agreement and in the normal course of business and at regular selling prices, (iii) all payments then due are first made to NBAP and
(iv) statements and payments with respect to the Sell-Off Period are made in accordance with this Agreement. NBAP shall have the option to conduct physical inventories before the expiration of this Agreement until the end of the Sell-Off Period in order to verify such inventory and/or statements. If LICENSEE refuses to permit such physical inventory, LICENSEE shall forfeit its right to dispose of Licensed Products under this Paragraph. After such Sell-Off Period, all inventory on hand or in process (including all promotional and packaging materials) will be destroyed. LICENSEE shall have no sell-off rights in the event this Agreement is terminated. After such termination, all inventory on hand or in process (including all promotional and packaging materials) will be destroyed. Any destruction of Licensed Product required pursuant to this Agreement shall be attested to in a certificate signed by one of LICENSEE's officers.
15. EQUITABLE RELIEF
LICENSEE acknowledges that NBAP is entering into this Agreement not only in consideration of the royalties or other financial consideration to be paid, but also for the promotional value and intrinsic benefit resulting from the manufacture, advertisement, distribution, sale and promotion of the Licensed Products by LICENSEE in the Territory. LICENSEE acknowledges that the Licensed Marks possess a special, unique and extraordinary character which makes difficult the assessment of the monetary damage which NBAP would sustain as a result of the unauthorized use of the Licensed Marks. LICENSEE further acknowledges that: (i) its failure to manufacture, advertise, distribute, sell and promote the Licensed Products in accordance with this Agreement and (ii) the unauthorized or unapproved use of the Licensed
Marks, will, in either case, cause immediate and irreparable damage to
NBAP for which NBAP would not have an adequate remedy at law. Therefore, LICENSEE agrees that, in the event of a breach of this Agreement by LICENSEE, in addition to such other legal and equitable rights and remedies as shall be available to NBAP, NBAP shall be entitled to injunctive and other equitable relief, without the necessity of proving damages or furnishing a bond or other security.
16. NOTICES
All notices and statements to be given and all payments to be made under this Agreement shall be given or made at the respective address of the parties as set forth above, unless notification of a change of address is given in writing. Any notice of breach or default must be in writing and sent by facsimile, overnight express delivery, or registered or certified mail, return receipt requested, properly addressed and stamped. Any written notice shall be deemed to have been given at the time it is sent.
17. NO JOINT VENTURE
Nothing in this Agreement shall be construed to place the parties in the relationship of partners or joint venturers. Neither party shall have the power to obligate or bind the other to a third party in any manner whatsoever.
18. ARBITRATION OF CERTAIN MATTERS
Any dispute or disagreement between the parties relating solely to the amount of royalty payments owing under this Agreement shall be settled by arbitration in New York City under the rules then in effect of the
American Arbitration Association. Judgment upon the award may be entered in any court having jurisdiction. No other dispute or disagreement between the parties (including any claim by NBAP that LICENSEE is using the Licensed Marks in a manner not authorized by this
Agreement or is otherwise in breach of this Agreement) shall be settled by arbitration. All decisions by NBAP relating to disapproval of any Licensed Product or advertising, promotion or display material shall be final and binding on LICENSEE and shall not be subject to review in any proceeding.
19. NO USE OF PLAYERS
LICENSEE acknowledges that this Agreement does not grant to LICENSEE any licenses or rights with respect to the use of the names, likenesses or other attributes of any NBA player (collectively, "Player Attributes"). The license granted under this Agreement does not include, and shall not be used to imply, a testimonial or endorsement of any Licensed Products by any NBA player. LICENSEE shall not use Player Attributes in any manner without first obtaining written authorization from the subject player(s). LICENSEE shall not enter into any agreement with any NBA player or any other person which would require that player or other person to wear or use any Licensed Product or other product at any NBA game (either courtside or in any locker room) or at practice.
20. WARRANTIES
Each party represents and warrants that it has the right and authority to enter into and perform this Agreement and NBAP represents and warrants that it has the right to grant the rights to use the Licensed
Marks in accordance with the terms and conditions of this Agreement. LICENSEE represents and warrants that the Licensed Products and all advertising and promotional materials shall comply with all applicable laws, regulations and standards. NBAP's approval of such materials will not imply a representation or belief that NBAP believes such materials are sufficient to meet applicable laws, regulations and standards, nor shall it imply that NBAP agrees with or supports any claims made by LICENSEE in any advertising materials relating to the Licensed Products. LICENSEE further represents and warrants that all advertising and promotional materials and all graphics used on Licensed Products will not violate the intellectual property rights of any third party.




21. SEVERABILITY
In the event any provision of this Agreement is found to be void, invalid or unenforceable as a result of any judicial or administrative proceeding or decree, this Agreement shall be construed and enforced as if such provision were not contained in this
Agreement.
22. MISCELLANEOUS
(a)	Assignment: This Agreement and any rights granted under this
Agreement are personal to LICENSEE and shall not be assigned, sublicensed, subcontracted or encumbered, directly or indirectly, by law or by contract, without NBAP's prior written consent, which consent may, in NBAP's sole discretion, (i) be contingent upon a fee payable by LICENSEE or the transferee, the amount of which shall be determined by NBAP in its sole discretion, and/or (ii)
impose other terms and conditions upon the assignment, sublicense or transfer. Any transfer of a controlling interest in LICENSEE or in any party which currently controls LICENSEE, directly or indirectly, shall be deemed an assignment prohibited by the preceding sentence. Any nonconsensual assignment, sublicense, subcontract or encumbrance of this Agreement by LICENSEE shall be invalid and of no force or effect. Upon any such nonconsensual assignment, sublicense or encumbrance, this Agreement shall terminate, all payment obligations of LICENSEE hereunder shall be accelerated and immediately due and payable, and all rights granted under this Agreement shall immediately revert to NBAP.
(b)	Waiver: None of the provisions of this Agreement can be waived
or
modified except expressly by a writing signed by both parties.
There are no representations, promises, agreements, warranties, covenants or undertakings by either party other than those contained in this Agreement. No failure on the part of NBAP to exercise any right under this Agreement shall operate as a waiver of such right; nor shall any single or partial exercise of any right preclude any other or further exercise or the exercise of any other rights.
(c)	Survival: No expiration or termination of this Agreement shall relieve LICENSEE of its obligation to pay NBAP any amounts due to
NBAP at the time of termination, regardless of whether these amounts are then or thereafter payable. The provisions of
Paragraphs 12 and 22(f) shall survive the expiration or termination of this Agreement.
(d)	Adjustments: NBAP shall have the option to increase the
Royalty
Rates in the event that, at any time during the Term, LICENSEE agrees to pay or in fact pays royalty rates and/or advertising and promotion contributions with respect to any other licensed sports or entertainment property in excess of the Royalty Rate for any Licensed Product required under this Agreement. From time to time at NBAP's request, LICENSEE shall deliver a certificate to NBAP which sets forth the royalty rates and any advertising and
promotion contributions LICENSEE pays to any other professional sports league or entertainment property.
(e)	Governing Law and Jurisdiction: This Agreement shall be
construed
in accordance with the laws of the State of New York, USA, without regard to its principles of conflicts of laws. Any claim arising under this Agreement (except as provided under Paragraph 18) shall be prosecuted in a federal or state court of competent jurisdiction located within the City of New York, USA and LICENSEE consents to the jurisdiction of such court and to the service of process by mail.
(f)	Confidentiality: LICENSEE shall not (nor shall it permit or
cause
its employees or agents to) divulge, disseminate or publicize information relating to this Agreement or the financial or other terms of this Agreement (including any information on the specifications or methods of reproduction of the Licensed Marks) to any third party (other than its attorneys or accountants), except as may be required by law or to fulfill the terms of this
Agreement. In the event LICENSEE is required by law to publicly disclose any of the terms of this Agreement, LICENSEE must use best efforts to request confidential treatment from the applicable government agency or, if such confidential treatment cannot be obtained, LICENSEE must redact all sensitive information (e.g., royalty rates, minimum guarantees, etc.) from the information to be publicly disclosed.
(g)	Research: LICENSEE shall cooperate with NBAP's reasonable
requests
for information in connection with conducting marketing tests, surveys and other research ("Research"), provided that any
proprietary information so furnished shall be kept strictly confidential by NBAP. If LICENSEE performs or causes to be performed any Research primarily dedicated to evaluating or otherwise assessing
a Licensed Product (or any LICENSEE (non-NBA) product offering similar to a Licensed Product), then copies of such Research results shall be promptly provided to NBAP. As may be reasonably requested by
NBAP, LICENSEE shall provide NBAP (or NBAP's designated third-party researcher) with any Research and information that LICENSEE has or obtains regarding its retail accounts.
(h)	Construction: This Agreement has been executed in a text using the
English language, which text shall be controlling. This Agreement, together with any exhibits or attachments, when fully-executed, shall constitute the entire agreement and understanding between the parties and cancels, terminates and supersedes any prior agreement or understanding relating to the subject matter of this Agreement between LICENSEE and the NBA, any Member Team, NBAP or NBAE. The headings in this Agreement are for reference purposes only and shall not affect the interpretation of this Agreement. This Agreement shall not be binding on NBAP until signed on its behalf by its President or
Senior Vice President, Business Affairs or such other executive designated by the President to sign.




Schedule A

Third Party Contributors:

Sunwaki Industrial Co. Ltd.
Room 1501 & 1503-4
15-F Mong Kok Comm Ctr.
16 Argyle
Mong Kog Kowloon Hong Kong
Tel: 852-2395-5161
Fax: 852-2789-4977

Hi-Performance
3/F, Kaiser Estate Phase 3, Flat 0
11 Hok Yuen Street, Hunghom Kowloon
Hong Kong
Tel: 852-2774-0324
Fax: 852-2365-6238




EXHIBIT A

NBA PROPERTIES, INC.
LICENSEE AND SUPPLIER CODE OF CONDUCT

The NBA's mission is to be the most respected and successful sports league and sports marketing organization in the world. In keeping with this mission, NBA Properties, Inc. ("NBAP") is committed to conducting its business in a socially responsible and ethical manner. We expect all NBAP licensees, including their contractors, engaged in the manufacture and sourcing of products bearing NBA, WNBA, USA Basketball and NBC trademarks
(collectively "Product Suppliers") to share this commitment. At a minimum, all Product Suppliers must adhere to the following Licensee and Supplier
Code of Conduct:

1 . ETHICAL STANDARDS
Product Suppliers shall conduct their businesses in accordance with the highest standards of ethical behavior.

2. COMPLIANCE WITH APPLICABLE LAWS
Product Suppliers shall comply with all applicable laws and regulations of the countries, states and localities in which they operate.

3. EMPLOYMENT PRACTICES
NBAP will only do business with Product Suppliers whose employees are appropriately compensated, present at work voluntarily, not at undue risk of physical harm and not exploited in any way. In addition, Product
Suppliers must comply with the following specific standards:

    Wages and Benefits: Product Suppliers shall provide wages, overtime compensation and benefits at not less than the minimum levels required by applicable laws and regulations or the prevailing local industry levels, if higher.

    Working Hours: Product Suppliers shall, at a minimum, comply with all applicable working hours laws and regulations. Except in unusual business circumstances, employees shall not be required to work more than the lesser of (a) 48 hours per week and 12 hours of overtime or
(b) the limits on regular and overtime hours allowed by local law or, where local law does not limit the hours of work, the regular work week in such locality plus 12 hours of overtime. In addition, except in unusual business circumstances, employees shall be entitled to at least one day off in every seven-day period.

    Child Labor. Product Suppliers shall not employ any person under the age of 15 (or 14 where allowed by local law) or under the local age for completing compulsory education, if higher.

    Forced Labor. Product Suppliers shall not use any forced labor, whether in the form of prison labor, indentured labor, bonded labor or otherwise.

Harassment or Abuse: Product Suppliers shall treat each employee with dignity and respect, and shall not use corporal punishment, threats of violence or other forms of physical, sexual, psychological or verbal harassment or abuse.


Nondiscrimination: Product Suppliers shall not discriminate in employment practices on the basis of race, religion, age, nationality, social or ethnic origin, gender, sexual orientation, political opinion or disability.

Freedom of Association: Product Suppliers shall recognize and respect the right of employees to join organizations of their own choosing and shall neither threaten nor penalize employees for their efforts to organize or bargain collectively.

Health and Safety., Product Suppliers shall provide employees with a safe and healthy working environment. Manufacturing facilities shall, at a minimum, contain clean restrooms, potable water, adequate lighting, adequate ventilation and fire exits. Residential facilities, if provided, shall also be kept sanitary and safe.

4.	ENVIRONMENTAL REQUIREMENTS
	Product Suppliers shall comply with all applicable environmental laws and regulations.

5.	COMMUNICATION
Product Suppliers shall take appropriate steps to ensure that the provisions of this Code are communicated to employees, including the prominent posting of the Code (in the local language) in their manufacturing facilities.

6.	MONITORING AND COMPLIANCE
Product Suppliers shall conduct periodic audits of manufacturing facilities, on the basis of which they shall certify to NBAP on request either that (a) all products bearing NBA, WNBA, USA Basketball and NBC trademarks have been manufactured in compliance with this Code, or
(b)
identified facilities have been found not to be in compliance with this
Code, in which event the Product Supplier shall specify appropriate and effective steps to remedy the non-compliance. NBAP or its representatives are authorized to engage in monitoring activities to confirm compliance with this Code, including on-site inspections of manufacturing facilities and residential facilities, audits of records relating to employment matters and private interviews with employees at all levels. Product Suppliers shall retain and make available to NBAP or its representatives, either on site or at agreed upon locations, all documentation that may be required to assess whether or not the Product Supplier is in compliance with this Code.

7.	FAILURE TO COMPLY
NBAP reserves the right, in addition to all other legal and contractual rights, to terminate its relationship with any Product Supplier found to be in violation of this Code.


FORM: NBA Europe
Int'l./E/Non-Fr
NPR
Non-Apparel

EXHIBIT 10.62

RETAIL PRODUCT LICENSE AGREEMENT

LICENSEE:	NASCO PRODUCTS INTERNATIONAL, INC.
ADDRESS:	1808 N. Cherry Street
	Knoxville, TN 37917
	United States

THIS RETAIL PRODUCT LICENSE AGREEMENT is entered into by NBA Europe
S.A.
("NBA Europe"), a French Societe Anonyme with capital of FF 250,000, with its principal office at 40, rue La Boetie, 75008 Paris, France, and registered with the Registry of Commerce and Companies of Paris under Number
B 411 908 528, pursuant to the rights and obligations granted to it under a license from NBA Properties, Inc. ("NBAP") a New York corporation, and the licensee listed above ("LICENSEE") with regard to the commercial use of certain names, logos, symbols, emblems, designs and uniforms and identifications, labels, insignia or indicia thereof (the "Marks") of the
National Basketball Association (the "NBA) and its Member Teams. On the terms of this Agreement and subject to the attached NSA Europe Standard
Terms and Conditions, NBA Europe hereby grants to LICENSEE, and LICENSEE hereby accepts, the nonexclusive (except as otherwise expressly provided in this Agreement) right and license to use the Marks of the Member Teams, the silhouetted dribbler logo (the "NBA Logo") and Marks of the NBA, NBA AII-Star Weekend and NBA Playoffs and Finals (collectively, the "Licensed
Marks") solely in connection with the manufacture, distribution, advertisement, promotion and sale of the products listed in Paragraph A below including one or more of the Licensed Marks ("Licensed Products"). No license or right is granted for the use of the Licensed Marks for any purpose other than on the Licensed Products and in the distribution, advertisement, promotion and sale of the Licensed Products in accordance with this Agreement.

A.	LICENSED PRODUCTS: Sports bags, backpacks and waist packs.
	All Licensed Products shall be produced and marketed under the "NASCO" label.

B.	TERM: August 1, 1998 through July 31, 2000 (the 'Term").

C.	TERRITORY: Austria, Belgium, Denmark, Finland, Germany,
Greece, Iceland,
Ireland, Italy, Liechtenstein, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden. Switzerland and the United Kingdom (the
'Territory").

D.	ROYALTY RATES:	LICENSEE shall pay monthly to NBA Europe a
royalty
equal to thirteen percent (13%) of "Net Sales" (as defined in Paragraph 1 of the attached NBA Europe Standard Terms and conditions).

E.	MINIMUM GUARANTEES: LICENSEE guarantees that its aggregate
annual
royalty payments to NBA Europe for each Contract Year under this Agreement shall not be less than the amount set forth opposite such Contract Year:

1st   Contract Year: US$32,000
2nd   Contract Year: US$40,000

F.	ADVANCES: At the commencement of each Contract Year, LICENSEE shall pay
to NBA Europe the below indicated sum set forth opposite each Contract
Year as an advance to be credited against LICENSEE's annual Minimum Guarantee as set forth above:

1st Contract Year: US$7,000
2nd Contract Year: US$8,000

G.  ADVERTISING AND PROMOTION:
(i) Consistent with NBA Europe's past practice of creating,
undertaking or
supporting advertising and promotion activities with respect to NBA
Europe-licensed products sold 	at retail, NBA Europe shall
devote an
amount up to two percent (2%) of LICENSEE's
Net Sales (from the royalties received from LICENSEE pursuant to
Paragraph D
above) to cover the expenses incurred by NBA Europe in connection with such
advertising and promotion activities.
(ii) LICENSEE shall exhibit, at its sole cost and expense, a fair
and
representative selection of Licensed Products at every trade show where
LICENSEE exhibits its products.
(iii) LICENSEE shall also provide NBA Europe with at least three thousand US
dollars (US $3,000) worth (wholesale cost) of Licensed Products at no cost.
H.ADDITIONAL PAYMENT: (i) With respect to LICENSEE's shortfall of thirty
five thousand US dollars (US$35,000) in Minimum Guarantee payments pursuant
to the Retail Product License Agreement between NBAP and LICENSEE dated
August 1, 1997, LICENSEE shall pay to NBAP seventeen thousand five hundred
US dollars (US$ 17,500) prior to execution of this Agreement and seventeen
thousand five hundred US dollars (US$ 17,500) by no later than March
31,
1999 (collectively, the "Additional Payment").
(ii) If LICENSEE shall fail to timely remit the Additional Payment
NBA
Europe shall have the right to terminate this Agreement at any time pursuant
to the terms of Paragraph 13 of the NBA Europe Standard Terms and
Conditions
attached hereto.
I.SELLING PRACTICES: LICENSEE acknowledges NBA Europe's legitimate
and
reasonable interest in protecting the value of the Licensed Marks
and
maximizing the effectiveness of its advertising, promotion and distribution
efforts by segmenting the classes of trade into which its licensees sell NBA
Europe-licensed products. Therefore, LICENSEE shall sell Licensed
Products
to a buyer that, to its best knowledge, (i) purchases Licensed
Products from
LICENSEE solely for sale directly to the consumer and operates a retail
establishment that supports the high quality and image of NBA officially
licensed products with appropriate service or (ii) sells to
retailers that
merchandising displays, promotion and/or customer support the high quality
and image of NBA officially licensed products with appropriate merchandising
displays, promotion and/or customer service. LICENSEE acknowledges that a
failure to comply with the selling practices set forth in this
Paragraph
shall cause significant harm to NBA Europe's efforts to effectively
and
efficiently distribute NBA Europe licensed products.
AGREED TO AND ACCEPTED, subject      AGREED TO AND ACCEPTED:
to and incorporating the attached    NBA EUROPE S.A.
NBA Europe Standard
Terms and conditions which
the undersigned has read and
fully approved                       By:/s/ NBA Europe
                                     Title:
By:/s/ Pat Anderson
Title:President


NBA EUROPE STANDARD TERMS AND CONDITIONS

1.ADDITIONAL DEFINITIONS
For the purposes of this Agreement:
(a) "Contract Year' shall mean a twelve (12) month accounting period commencing August 1 and concluding July 31.
(b) "Counterfeit Goods" shall mean and include: (i) goods that bear any Licensed Mark that has been reproduced and/or affixed
without authorization from NBA Europe; (ii)
goods that bear any Licensed Mark produced by any source in excess of
an amount ordered by an NBA Europe licensee; and (iii) goods that bear
any Licensed Mark that
     have been rejected by NBA Europe or an NBA Europe licensee and nevertheless enter the stream of commerce.
(c) "Diverted Goods" shall mean and include any goods produced by someone acting on behalf of an NBA Europe licensee, which goods are not delivered by the producer to such licensee or to
a person designated by such licensee to receive such goods.
(d)"Net Sales" shall mean the total amount of the gross sales of a Licensed Product by LICENSEE, after deducting any bona-fide credit
or
adjustment for returns actually
made and volume discounts actually and customarily given to the trade
(such discounts may not exceed two percent (2%) of the gross sales for
the applicable accounting period). In computing
Net Sales, no direct or indirect expenses or costs
incurred in connection with paying royalties due under this
Agreement
(including transferring funds or royalties or converting currency into
U.S. dollars) or manufacturing,
selling, distributing, importing or advertising (including
cooperative
and other advertising and promotion allowances) the Licensed
Products
shall be deducted, nor shall any deduction be
made for uncollectible accounts, cash discounts, early
	payment discounts, discounts relating to advertising, mark-
down
     allowances or other allowances. Net Sales resulting from sales to any party directly or indirectly related to
or affiliated with LICENSEE (a "Related Transaction") shall be computed based on regular selling prices to the trade. If such related
party or affiliate is a reseller to the trade of the
Licensed Products, the sales price for purposes of determining Net
Sales of a Related Transaction shall be the higher of the sales price
to the related or affiliated party or the sales
price charged to the trade by such related or affiliated
party. If a purchaser from LICENSEE purchases FOB the manufacturing source or participates in other arrangements which result in such purchaser paying less for the
Licensed Products than LICENSEE's regular selling prices to the trade,
Net Sales with respect to any such transaction shall be computed based
on the regular selling prices to the trade.
(e)"Premium" shall mean anything given free or sold at substantially less than its usual selling price (but does not
include sales made pursuant to periodic price reductions
	resulting from
"specials," "sales," or volume pricing discounts) for the purpose of increasing the sale of, or publicizing, any product or service, or other giveaway or promotional purpose. Other giveaway or promotional purposes include, but are not limited to, self-liquidating offers, uses of Licensed Products as sales force or trade incentives and sales of Licensed Products through distribution schemes involving earned discounts or "bonus" points based on the
consumer's use of the offeror's			product or service.
product or service.
2.TEAM REPRESENTATION; LIMITATIONS ON LICENSE
Unless otherwise approved in writing by NBA Europe, each Licensed
Product
must be manufactured and offered for sale on LICENSEE's
Standard terms in a version for each Member Team. Unless otherwise approved
in writing by NBA Europe, the NBA Logo (I) must be used in
combination with
the Marks of one (1) or more Member Teams (i.e., must be used on all Licensed Products), which must be shown with equal or greater prominence
than the NBA Logo or (ii) may be used by itself.
(b)The designs of the Licensed Products, including any packages, containers
or tags, shall be subject to NBA Europe's prior written approval and shall
be used solely in furtherance of this Agreement, and such designs will not
be used in any other respect by LICENSEE nor will LICENSEE authorize any
third party to use such designs
except as may be required by NBA Europe. Notwithstanding the foregoing, NBA
Europe acknowledges that LICENSEE may hold other licenses pursuant to which
LICENSEE manufactures, distributes or sells products similar in design to
the Licensed Products and nothing in this Agreement is intended to prohibit
LICENSEE's
manufacture, distribution or sale of such products not bearing or relating
to the Licensed Marks.
3. STATEMENTS AND PAYMENTS; REPORTING
(a)Statement and Payments: By the fifteenth (15th) day following the end of
each month, LICENSEE shall furnish (on forms provided by or approved by NBA
Europe) full and accurate statements (on a country-by-country and unit
basis, if more than one country is contained within the definition of the
Territory), certified by an officer of LICENSEE, showing all information
relating to the calculation of Net Sales for the preceding
statement,
LICENSEE shall make all monthly royalty payments required under this Agreement for the preceeding month. Simultaneously with the submission of
such
statement, LICENSEE shall make all monthly royalty payments required under
this Agreement for the preceding month.  	The minimum amount of each
monthly
royalty payment with respect to each Licensed Product category shall be the
amount which, when added to payments of royalties previously made for the
Contract Year with respect to such Licensed Product category, shall be equal
to one-twelfth (8.34%) of the Minimum Guarantee for such Licensed
Product
category for such Contract Year required under Paragraph E above, multiplied
by the number of calendar months then elapsed. Aggregate royalties paid each
Contract Year may exceed the Minimum Guarantee for such Contract
Year.  Such
monthly statements shall be furnished and the required payments made by
LICENSEE whether or not there are any Net Sales for that month. All computations and payments shall be in U.S. dollars, at the spot rate for the
local currency as published in the Wall Street Journal for the last business
day of the proceeding month.  If LICENSEE shall fail to timely pay any
amount due under this Paragraph, LICENSEE shall pay interest on such amount
at a rate equal to the lesser of (i) three percent (3%) 	per
annum over
the highest prime rate (announced by Chase Bank, New York branch)
prevailing
during the period between the date the payment first became due and the date
such payment is actually paid or (ii) the highest rate permitted by law
during the 	period between the date the payment
first became due and the date such payment is, actually paid. The receipt or
acceptance by NBA Europe of any of the statements furnished or royalties
paid by LICENSEE (including the cashing of any royalty checks) shall not
preclude NBA Europe from questioning their accuracy at any firm, auditing
LICENSEE's books and records pursuant to Paragraph 12 or claiming any
shortfall in
royalty payments, or advertising and promotion payments. In order to assist
with NBA Europe's annual budget process, by April 16 of each
Contract Year,
LICENSEE shall deliver a statement detailing LICENSEE's projections for
sales of each Licensed Product for the
following Contract Year. broken down on a quarterly basis. If
LICENSEE fails to comply with the reporting requirements contained in this
Paragraph, NBA Europe may charge LICENSEE two thousand U.S. dollars
(U.S.
$2,000) for each instance of non-compliance with this Paragraph.
(b)No Cross Collateralization: Any royalty payment for a unit of
Licensed
Product sold shall only be applied against the Minimum Guarantee for such
Licensed Product for the Contract Year in which the unit of such
Licensed
Product was sold (i.e., any
shortfall in, or payment in excess of, the Minimum Guarantee for a
Contract
Year may not be offset or credited against the Minimum Guarantees for any
other Contract Year, against any other Licensed
Product or against any other NBA license (including
premium license agreements entered into pursuant to Paragraph 5 hereof) held
by LICENSEE). If Minimum Guarantees are stated separately for different
categories of Licensed Products, royalty payments resulting from Net
Sales
of a category of Licensed Product shall be applied only against the
Minimum
Guarantee for such category of Licensed Product.
(c) No Withholdings: All payments made by LICENSEE under this
Agreement
shall be made free and clear of, and without deduction or
withholding for or
on account of, any income, stamp or other taxes, bank charges, fees, deductions or withholdings. If any such taxes, charges, fees, deduction or withholdings are required to be
withheld from any amounts payable to NBA Europe hereunder, the amounts so
payable shall be increased to the extent necessary to yield to NBA
Europe
the amounts specified in this Agreement.
4.NON-RESTRICTIVE GRANT; RIGHTS RESERVED
Nothing in this Agreement shall prevent NBA Europe from granting any other
licenses and rights. All rights not specifically granted in this
Agreement
are expressly reserved by NBA Europe. No right of renewal or option to
extend is granted or implied and LICENSEE shall
have no right to continue manufacturing or selling Licensed Products or to
continue holding itself out as a licensee of NBA Europe after the expiration
or termination of this Agreement except as provided in Paragraph 14.
5.PREMIUMS
LICENSEE shall not use, nor allow any third party to use, any
Licensed
Product as a Premium without NBA Europe's prior written
authorization
pursuant to a separate agreement with NBA Europe. In
addition, LICENSEE shall not offer any Premium with the
Licensed Products without the prior written consent of NBA Europe.
Nothing
in this Agreement shall prohibit LICENSEE from marketing Licensed
Products
using creative techniques consistent with industry practice, including, but
not limited to, periodic "specials," "sales," or volume discount prices, so
long as all receipts are accounted for in Net Sales and in
accordance with
this Agreement.
6.GOODWILL
LICENSEE recognizes that (i) a portion of the value of the Licensed
Marks is
attributable to goodwill, (ii) the goodwill attached to the Licensed
Marks
belongs exclusively to NBA Europe and/or its affiliates, the NBA and its
Member Teams and (iii) that such Licensed 	Marks have secondary
meanings in the
minds of the public. LICENSEE shall not, during the Term or
thereafter,
challenge the property rights of the Member Teams, whether severally owned or
held
in association as the NBA, or NBA Europe's and/or its affiliates'
property rights, in and to Licensed Marks.
7.PROTECTION OF RIGHTS
(a)Unauthorized Activities: LICENSEE shall promptly notify NBA
Europe in
writing of any infringements of the Licensed Marks or the Licensed
Products
or the sale of any Licensed Products outside the
Territory which may come to LICENSEE's attention.
NBA Europe shall have the sole right to determine whether or not any action
shall be taken on account of any such infringement. LICENSEE agrees not to
contact any third party, not to make any demands for claims and not to
institute any suit or action on account of such
infringement or unauthorized importation/exportation without obtaining the express prior written permission of NBA Europe in each instance.
(b)Assistance in Protecting Marks: LICENSEE shall cooperate to the fullest
extent necessary to assist NBA Europe in the protection of the rights of NBA
Europe, the NBA and the Member Teams in and to the Licensed Marks.
NBA
Europe shall reimburse LICENSEE for any reasonable out-of-pocket costs
actually incurred by
LICENSEE in providing such cooperation and assistance. LICENSEE shall
cooperate with NBA Europe in its enforcement efforts, including being named
by NBA Europe as a complainant in any action against an infringer.
LICENSEE
shall pay to NBA Europe, and waives all claims to, all damages or other
monetary relief recovered in any such NBA Europe-initiated action by reason
of a judgment or settlement (other than for reasonable attoreys'
fees and
expenses incurred at NBA Europe's request) whether or not such damages or
any part of such damages represent or are intended to represent injury
sustained by LICENSEE.
(c)Ownership of Marks: LICENSEE acknowledges that NBA Europe, its affiliates
and/or the Member Teams are the exclusive owners of the Licensed
Marks. Any
intellectual property rights in the Licensed Marks that may accrue to
LICENSEE shall inure to the benefit of NBA Europe and shall be assigned to
NBA Europe and/or its affiliates upon its request. Any copyright, trademark
or service mark used or procured by LICENSEE with respect to or involving
the Licensed Marks, derivations or adaptations of the Licensed
Marks, or any
word, symbol or design which is similar to the Licensed Marks so as to
suggest association with or sponsorship by the NBA, one of its
Member Teams
or any of their affiliates, shall be procured for the benefit of and in NBA
Europe's name, but at LICENSEE's expense, notwithstanding their creation by
LICENSEE. LICENSEE shall take all necessary steps to secure an assignment to
NBA Europe of the copyright from a creator of work that is not work-for-hire. LICENSEE shall assign, and does hereby assign, to NBA Europe any copyright, trademark or service mark affecting or relating to the
Licensed Marks already procured or applied for.   LICENSEE shall
supply NBA
Europe with any necessary procured or applied for. LICENSEE shall supply NBA
Europe with any necessary supporting materials required to obtain copyright
or trademark registrations of any
copyrights or trademarks required to be assigned to NBA Europe under this
Agreement. Notwithstanding the above, LICENSEE shall also remain proprietor
in conjunction with NBA Europe, during and after the termination of this
Agreement, of 	any intellectual property right that
LICENSEE acquired in relation to the licensed
trademark.
(d)Notices, Labeling and Records: NBA Europe may from time-to-time designate
such copyright, trademark or service mark notices (including the form,
location and content of such notices) that LICENSEE shall cause to appear on
or within each Licensed
Product sold, by means of a tag, label, imprint or other appropriate device,
in every instance in which any Licensed Mark is used. The following general
notice (in the English language and the language of the country where the
Licensed Products will be sold) must be included on a label, the packaging
material or on a separate slip of
paper packed with or attached to the Licensed Product:
The NBA and individual NBA member team identifications
reproduced on this product are trademarks and copyrighted designs, and/or other forms of intellectual property, that are the exclusive property of NBA Properties, Inc. and the respective NBA member teams and may not be used, in whole or in part without the written consent of NBA Properties, Inc."
LICENSEE shall: (I) cause all Licensed Products to bear the NBA
"Official
Licensed Product" logo on either the article or its packaging in such place,
and in such prominence, as NBA Europe may designate from time-to-
time, (ii)
faithfully comply with and adhere to NBA Europe's mandatory hologram "Official Licensed Product"
identification system, or such other shipment tracking,
identification and
anticounterfeiting systems, tags and labels that NBA Europe may establish
from time-to-time, (iii) unless approved in writing by NBA Europe, not
crosslicense or otherwise use other licensed properties or other
Marks with
the Licensed Products or Licensed Marks and (1v) keep appropriate records,
and advise NBA Europe, of the date when each of the Licensed
Products is
first placed on sale or sold in each country of the Territory and the date
of first use in each country of each different Licensed Mark on the Licensed Products and any promotional or packaging materials.
(e)Recordation and Registered User Applications: which LICENSEE may distribute and which require applications to register LICENSEE as a permitted or registered user of the Licensed Marks, or which require the
recordation of this Agreement, LICENSEE shall execute and deliver to
NBA
Europe such applications, agreements or other documents as may be necessary.
In such event, this Agreement rather than such agreements will govern any
disputes between LICENSEE and NBA Europe, and when this Agreement expires or
is terminated, any such other agreement shall also be deemed expired
or
terminated.
(f)	LICENSEE Trade Names and Trademarks: LICENSEE shall
permanently affix
labeling on each Licensed Product or its packaging, indicating its name,
trade name and address so that the public can identify the supplier of
the Licensed Product. Prior to any distribution or sale of any
Licensed
Products, LICENSEE shall advise NBA Europe in writing of LICENSEE's trade
names or trademarks used on Licensed Products and the proposed placement
of such trade names and trademarks on the Licensed Products.
LICENSEE
shall only sell Licensed Products under mutually agreed upon trade names
or trademarks and with approved copyrighted designs, shall not incorporate the Licensed Marks into LICENSEE's corporate or business name
or trademark in any manner whatsoever and shall place its trade names and
trademarks on Licensed Products only as approved in writing by NBA
Europe
prior to such use. As requested by NBA Europe, LICENSEE shall supply
NBA
Europe, in advance of shipping any Licensed Products, with at least twelve (12) copies of each type of its hang tags, labels and other markings of origin for use in identifying and authenticating
Licensed
Products in the marketplace. LICENSEE shall not use, whether during
or
after the Term, any Marks: (1) in connection with the Licensed Marks without NBA Europe's authorization, (ii) confusingly-similar to the Licensed Marks, or (iii) intended to relate or refer to the Licensed Marks, the Member Teams or events involving the NBA or the Member
Teams.
INDEMNIFICATIONS
(a)	LICENSEE shall be solely responsible for, and shall defend,
hold harmless
and indemnify NBA Europe, the NBA, its Member Teams and the National Basketball Players Association ("NBPA") and their respective affiliates,
owners, directors, governors, officers, employees and agents
(collectively "NBA Parties") against any claims, demands, causes of action or damages, including attorneys' fees (collectively,
"Claims"),
arising out of: (i) any act or omission of LICENSEE, (ii) any breach of
this Agreement by LICENSEE, (iii) the manufacture, distribution, advertisement, promotion. sale, possession or use of any Licensed
Product
(including, but not limited to, Claims relating to (w) any defect
(whether obvious or hidden and whether or not present in any sample approved by NBA Europe) in a Licensed Product or in any packaging or other materials (including advertising materials), (x) any alleged injuries to persons or property, (y) any infringement of any rights of
any other person or entity or (z) the alleged failure by LICENSEE to comply with applicable laws, regulations, standards or the terms of the
NBA Europe Code of Conduct, as amended from time to time by NBA
Europe
(the "Code of Conduct"), attached hereto as Exhibit or (iv) any claim
that the use of any design or other graphic component of any
Licensed
Product (other than the Licensed Marks) violates or infringes upon the
trademark, copyright or other intellectual property rights
(including
trade dress) of a third party, provided LICENSEE is given prompt written
notice of and shall have the option to undertake and conduct the defense
of any such Claim. In any instance to which the foregoing
indemnities
pertain, NBA Europe shall cooperate fully with and assist LICENSEE in all
respects in connection with any such defense. LICENSEE shall reimburse
NBA Europe for all reasonable out-of-pocket costs actually incurred by
NBA Europe in connection with such cooperation and assistance. In any
instance to which such indemnities pertain, LICENSEE shall keep NBA
Europe fully advised of all developments pertaining to such Claim
and
shall not enter into a settlement of such Claim or admit liability
or
fault without NBA Europe's prior written approval. LICENSEE shall obtain
and maintain product liability insurance providing protection for the NBA
Parties against any Claims arising out of any alleged defects in the Licensed Products or any use of the Licensed Products, in an amount
and
providing coverage satisfactory to NBA Europe (including the amount of
the deductible). Such insurance shall be carried by an insurer with
a
rating by A.M. Best & Co. of A-7 or other rating satisfactory to NBA Europe. Such insurance policy shall also provide that NBA
Europe receive written notice within thirty (30) days prior to the effective
date of the cancellation, non-renewal or any material change in coverage. In
the event that LICENSEE has failed to deliver
to NBA Europe a certificate of such insurance evidencing
satisfactory
coverage prior to NBA Europe's execution of this Agreement (or fails to
maintain such insurance in accordance with this Paragraph), NBA
Europe shall
have the right to withdraw its consent to use any or all of the
Licensed
Marks
and/or terminate this Agreement at any time. Such insurance
obligations
shall not limit LICENSEE's indemnity obligations, except to the extent that
LICENSEE's insurance company actually pays NBA Europe amounts which
LICENSEE
would otherwise be obligated to pay NBA Europe.
(b)NBA Europe shall be solely responsible for, and shall defend, hold
harmless and indemnify LICENSEE, its directors, officers, employees
and
agents against any Claims arising out of: (i) a claim that the use of a
Licensed Mark that has been registered in the Territory and which is used as
authorized by this Agreement violates or infringes upon the
trademark,
copyright or other intellectual property rights (including trade dress) of a
third party in or to the Licensed Marks or (ii) any breach of this
Agreement
by NBA Europe, provided NBA Europe is given prompt written notice of
and
shall have the option to undertake and conduct the defense of any such
Claim. In any instance to which the foregoing indemnities pertain,
LICENSEE
shall cooperate fully with and assist NBA Europe in all respects in connection with any such defense. NBA Europe shall reimburse
LICENSEE for
all reasonable out-of-pocket expenses actually incurred by LICENSEE in
connection with such cooperation and assistance. In any instance to which
such indemnities pertain, NBA Europe shall not enter into a
settlement of
such Claim or admit liability or fault without LICENSEE's prior written
approval. NBA Europe shall have the right within seventy (70) days of
LICENSEE's commencement of production of Licensed Products bearing such
Marks, to advise LICENSEE that one or more Marks of a Member Team
(other
than the team's name or primary logo) are not covered by this
Paragraph
8(b), whereupon any continued use of such Mark by LICENSEE shall be at
LICENSEE's sole risk.
9.QUALITY; APPROVALS; SAMPLES
LICENSEE shall cause the Licensed Products to meet and conform to high
standards of style, quality and appearance. In order to assure NBA
Europe
that it Is meeting such standards and other provisions of this
Agreemtent,
LICENSEE shall submit all materials for
approval to either NBA Europe at the address listed above or NBA
Properties,
Inc. at 645 Fifth Avenue, New York, New York, as directed by NBA
Europe and
shall comply with the following:
(a)	Pre-Production: Before commercial production and distribution of any
product bearing a Licensed Mark, LICENSEE shall submit to NBA Europe all
preliminary and proposed final artwork, three dimensional models (if any),
prototypes, mock-ups and pre-production samples of each product, including
all styles, colors and variations,
together with its labels, tags, cartons and containers (including packaging
and wrapping materials). All LICENSEE submissions under this
Paragraph shall
be accompanied by forms supplied by NBA Europe, using one (1) form for each
submission and filling in all necessary information. NBA Europe shall
approve or disapprove in writing all submissions, in Its sole discretion,
before LICENSEE shall be
entitled to distribute, advertise, use, produce commercial
quantities of or
sell any item relating to any such submission. Any article actually submitted and not disapproved within sixty (60) days after receipt by NBA
Europe shall be deemed approved.
Approval of an article which uses particular artwork does not imply approval
of such artwork with a different article or of such article with different
artwork. LICENSEE acknowledges that NBA Europe's approval of an article does
not imply approval of, or
license to use, any non-NBA controlled elements contained in any article.
After a sample of an article has been approved, LICENSEE shall not make any
changes without resubmitting the modified article for NBA Europe's written
approval.
(b)	Production Samples: Before selling or distributing any product bearing a
Licensed Mark, LICENSEE shall furnish NBA Europe with, at no charge, for
its permanent use, two (2) samples of the product from the first production run of each manufacturer of the Licensed Products, including
all styles, colors and variations, together with its labels, tags, cartons and containers (including packaging and wrapping materials).
If
such samples do not conform to all aspects of the Licensed Product as
approved or if the quality of any such sample does not meet the requirements of this Paragraph 9, NBA Europe shall notify LICENSEE
and
such article shall be deemed disapproved and all such articles shall be
promptly destroyed. LICENSEE shall also furnish NBA Europe, free of charge, with any additional pieces of Licensed Product as may reasonably
be requested by NBA Europe to promote the sale of Official Licensed Products (e.g., for NBA Europe's display room, advertisements, catalogs,
mailers, product placement and trade shows) or for comparison with earlier samples. In addition, LICENSEE shall provide NBA Europe with any
additional pieces of Licensed Product as may be required for the permanent use of the Member Teams, not to exceed one (1) piece per
Member
Team. If NBA Europe wishes to purchase Licensed Products for give-
away
purposes and not for resale, LICENSEE shall sell the Licensed
Products to
NBA Europe at LICENSEE's direct manufacturing cost for such Licensed Products and LICENSEE shall not be required to pay royalties on such sales to NBA Europe.
(c)	Rejections and Non-Compliance: The rights granted under this
Agreement do
not permit the sale of "seconds" or "irregulars." All submissions or samples not approved by NBA Europe shall promptly be destroyed by LICENSEE. LICENSEE shall advise NBA Europe regarding the time and place of such destruction (in sufficient time to arrange for an NBA Europe representative to witness such destruction, if NBA Europe so desires) and such destruction shall be attested to in a certificate signed by one of
LICENSEE's officers and submitted to NBA Europe within fifteen (15) days of the date on which the sample was not approved. In the event of LICENSEEs unapproved or unauthorized manufacture, distribution, use or sale of any products or materials bearing the Licensed Marks, including promotional materials, or the failure of LICENSEE to comply with Paragraphs 7(d), 7(f) 9, 11 (c) or 11 (e), NBA Europe shall have the right to: (1) immediately revoke LICENSEE's rights with respect to any
Licensed Product licensed under this Agreement, (ii) charge LICENSEE two thousand
U.S. dollars (U.S. $2,000) for each instance (e.g., per unit) of non-compliance with respect to any article, product or material and/or
(iii) at LICENSEE's expense, confiscate or order the destruction of such unapproved, unauthorized or noncomplying products. Such right(s) shall be without prejudice to any other rights NBA Europe may have under this Agreement or otherwise.
(d) Testing: Both before and after Licensed Products are put on the market,
LICENSEE shall follow reasonable and proper procedures for testing the
Licensed Products for compliance with laws, regulations, standards and procedures, and shall permit NBA Europe (upon reasonable notice) to inspect its and its authorized manufacturer's testing, manufacturing and quality control records, procedures and facilities and to test or sample
Licensed Products for compliance with this Paragraph and the other terms and conditions of this Agreement. Licensed Products found by NBA
Europe
at any time not to comply with applicable laws, regulations, standards and procedures shall be deemed disapproved, even if previously approved by NBA Europe, and shall not be shipped unless and until LICENSEE can demonstrate to NBA Europe's satisfaction full compliance.
(e) Revocation of Approval: In the event that: (i) the quality, appearance or style of any Licensed Product ceases to be acceptable to NBA
Europe,
(ii) LICENSEE uses the Licensed Marks improperly or violates any term of this Paragraph 9 or (iii) NBA


	Europe becomes aware of something relating to any such
Licensed
Product or 	LICENSEE which. in the opinion of NBA Europe. reflects
unfavorably upon the 	professional, business or personal
reputation of
NBA Europe, the NBA or any of its
Member Teams, then, in any such event, NBA Europe shall have the right,
in its sole 	discretion, to withdraw its approval of such
Licensed
Product. In the event of such 	withdrawal, NBA Europe shall
provide
immediate written notice to LICENSEE and
LICENSEE shall cease the use of the Licensed Marks in connection with
the 	manufacture, sale, distribution, advertisement or use of such
Licensed Product and 	such Licensed Product shall immediately be
withdrawn from the market and 	destroyed; provided, however,
that in the
event of a revocation of approval pursuant to
(i) above, NBA Europe and LICENSEE shall negotiate in good faith to
provide for a 	reasonable sell-off period for such Licensed
Product.
Within ten (10) days after 	LICENSEE's receipt of such notice,
LICENSEE
shall pay all royalties, Monthly 	Payments, Minimum Guarantees and
advertising and promotion amounts due NBA
Europe with respect to the Licensed Product for which approval has been
revoked. If 	there are other Licensed Products for which
approval has not
been withdrawn under 	this subparagraph, then this Agreement shall
remain
in full force and effect as to such
other Licensed Products. LICENSEE shall notify NBA Europe in writing of
any 	Licensed Products deleted from its product lines.
(f)	All decisions by NBA Europe relating to disapproval of any
Licensed Product 	shall be final and binding on LICENSEE and shall
not be
subject to review in any proceeding.
10. PROMOTIONAL MATERIAL
LICENSEE shall not use the Licensed Marks or Player Attributes (as defined in Paragraph 19) or any reproduction of the Licensed Marks or
Player Attributes in any advertising, promotion or display material in connection with any product or in any other manner whatsoever without prior written approval from NBA Europe. Under no circumstance will "lotteries," "games of chance" or any other type of promotion which NBA
Europe believes reflects unfavorably upon the NBA or Its Member
Teams be
approved. AJI advertising or promotional copy and material depicting or using the Licensed Marks (including display material, catalogs and press releases) shall be submitted for approval well in advance of production
(but in no event less than ten (10) business days prior to the start of commercial production) to allow adequate time for NBA Europe, in its sole discretion, to approve, disapprove or comment upon such materials and for any required changes to be made. By way of example, no television or cinema advertising containing any Licensed Mark may be used unless it has been approved in all stages (i.e., storyboard, production rough-cut and final version). Unless otherwise approved by
NBA Europe, any NBA game action photographs or footage that LICENSEE uses in connection with the Licensed Products must be obtained from NBA
Entertainment, Inc. (NBAE") and shall be subject to NBAE's search and edit charges and any additional NBAE licensing fees. Any promotional material submitted that is not approved or disapproved by NBA Europe within thirty (30) days of its receipt by NBA Europe shall be deemed approved by NBA Europe. LICENSEE shall be solely responsible and liable for any advertising and promotional activities conducted and shall ensure that all such activities comply with all applicable laws, regulations and standards in the Territory. AJI decisions by NBA
Europe
relating to disapproval of any advertising, promotion or display material shall be final and binding on LICENSEE and shall not be subject to review in any proceeding.
11. DISTRIBUTION; COMPLIANCE
d sell, within and throughout the (a) LICENSEE shall use its best efforts to distribute an Territory, the Licensed Products in such manner as may be required to meet competition by reputable manufacturers of similar articles. In any ninety (90) day period in which LICENSEE fails to sell or distribute Licensed Products in reasonable commercial quantities, LICENSEE shall be deemed not to have used its best efforts.
LICENSEE shall make and maintain adequate arrangements for the distribution and timely delivery of Licensed Products to retailers within and throughout the
Territory. In the event NBA Europe advises LICENSEE that a special promotional effort is to take place in an individual store or chain, LICENSEE shall use its best efforts to sell the Licensed Products to said store or chain. In addition, LICENSEE shall give the Licensed
Products wide
distribution in the Territory and shall not, subject to the
provisions set
forth in
this Agreement, refrain for any reason from selling Licensed Products to any retail outlet within the Territory that may desire to purchase Licensed Products and whose credit rating and marketing image
warrants such sale.
(b)If LICENSEE desires to have a third party manufacture or
distribute (if
permitted under 	this Agreement) any Licensed Product,
LICENSEE must first notify NBA Europe of the
name and address of such third party and of the Licensed Product
LICENSEE
desires such third party to manufacture or distribute. Attached as
Schedule
A is a true and complete list of all third party manufacturers and distributors (if permitted under this
Agreement) currently authorized by NBA Europe. NBA Europe shall have the
right, in its sole discretion, to withhold approval for such third party
manufacture or distribution.
If NBA Europe grants approval for such third party manufacture or distribution, it may grant such approval pursuant to an agreement (on a form supplied by NBA Europe) to
be entered into prior to such manufacture or distribution among NBA
Europe,
LICENSEE and such manufacturer or distributor which will, among other
things, require that the third party manufacturer or distributor be subject
to all of the terms and
conditions of this Agreement. If NBA Europe does not require the third party
to enter into a separate agreement, LICENSEE must provide NBA Europe with a
copy of its agreement with the third party, which agreement must provide
that it is subject to this
Agreement. If any of LICENSEE's authorized manufacturers or
distributors
uses the Licensed Marks for any unauthorized purpose, LICENSEE shall be
responsible for, and shall cooperate fully and use its best efforts in
stopping, such unauthorized use.
Any change by LICENSEE from a third party manufacturer or
distributor
previously approved by NBA Europe shall require approval in
accordance with
this Paragraph.
(c)LICENSEE understands and acknowledges the meanings of
"Counterfeit Goods"
and "Diverted Goods" as set forth in Paragraph 1 above and LICENSEE shall
use all commercially reasonable means to prevent the creation of any such
goods by its employees, agents, representatives or any others operating
under its direction,
supervision or control and involving the Licensed Marks. Nothing in this
Agreement, however, shall be deemed to restrict LICENSEE with respect to its
obligation to fulfill orders from customers in accordance with applicable
laws.
(d)In the event grade or quality as the Licensed Products, but which do not
bear any of the Licensed Marks, LICENSEE will not discriminate, in a manner
which adversely impacts the
Licensed Products, in the granting of commissions and discounts to salesmen,
dealers and distributors between the Licensed Products and the licensed
products of any third party. LICENSEE may not package the Licensed
Products
in combination with other products, whether similar or different, without
the prior written approval of
NBA Europe. In the event that NBA Europe believes in good faith that LICENSEE has employed selling or reporting methods which circumvent or reduce the royalty or other payment or reporting obligations contained in
this Agreement, NBA Europe may, in addition to any other rights and remedies
it may have, at its option and upon fifteen (15) days' prior written notice,
adjust or establish minimum royalties per unit.
(e)LICENSEE shall at all times conduct all aspects of its business in a fair
and reasonable manner and in compliance with all shipment tracking, identification and anti-counterfeiting systems and labels that NBA Europe may establish from time to time and all applicable laws, government rules
and regulations, court and administrative decrees and the highest standard
of business ethics then prevailing in the industry. LICENSEE shall faithfully comply with and adhere to NBA Europe's shipping and distribution policies established from time-to-time. LICENSEE shall use
reasonable
efforts to ensure that all retailers and authorized its commercially distributors purchasing Licensed Products comply with NBA Europe's anti-
counterfeiting systems, labels and shipping and distribution policies
established from time-to-time.
It shall be LICENSEE's sole responsibility, at its sole expense, to obtain all approvals (including, but not limited to, approvals of advertising materials) of all governmental authorities which may be necessary in connection with LICENSEE's performance under this Agreement.
(g)	LICENSEE acknowledges that one or more of NBA Europe's
affiliates
intend to offer various NBA and/or Member Team-identified products for sale in an NBA Europe owned "showcase" retail store ("NBA Store"). LICENSEE further acknowledges that it will receive a variety of tangible and intangible benefits as a result of having merchandise manufactured by LICENSEE displayed, sold and promoted at the NBA Store. Therefore, LICENSEE shall, in addition to and in consideration for the license granted under this Agreement and in consideration of the benefits it will receive from having merchandise displayed, sold and promoted at the NBA Store, (i) upon the request of NBA Europe, perform contract manufacturing services for NBA Europe in connection with the manufacture of products for sale in the NBA Store on terms as mutually agreed upon by NBA Europe and LICENSEE and (ii) offer Licensed Products to the NBA Store on terms at least as favorable as those offered to LICENSEE's most preferred high-volume customers, including price, priority of delivery, discounts, cooperative or other advertising and promotional allowances and other benefits (regardless of volume).
12. RECORDS; AUDITS
LICENSEE shall keep accurate books of account and records covering all transactions relating to the license granted in this Agreement (including, but not limited to, sales of Licensed Products, purchases and uses of NBA hologram hang tags and compliance with shipment tracking, identification and anti-counterfeiting systems and labels that NBA Europe may establish from time to time). NBA Europe and its authorized representatives shall have the right, at all reasonable hours of the day and upon reasonable prior notice, to examine and audit such books of account and records and all other documents and materials in LICENSEE's possession or under its control (including records of LICENSEE's parents, subsidiaries, affiliates and third parties, if they are involved in activities which relate to this Agreement) relating to this Agreement. NBA Europe shall have free and full access for such purposes and for the purpose of making extracts and copies. Should an audit by NBA Europe establish a deficiency between the amount found to be due NBA Europe and the amount LICENSEE actually paid or reported, the LICENSEE shall pay the amount of such deficiency, plus interest at the then current prime rate (as announced by Chase Bank, New York branch) from the date such amount should have been paid until the date of payment. Should such audit establish a deficiency of more than five percent (5%), LICENSEE shall also pay for the cost of the audit. LICENSEE shall pay such amount within thirty (30) days. All such books of account and records shall be kept available for at least two (2) years after the expiration or termination of this Agreement, or three (3) years after the end of the Contact Year to which they relate, whichever is earlier. in order to facilitate inspection of Its books and records, LICENSEE shall designate a symbol or number which will be used exclusively in connection with the Licensed Products on which royalty payments are payable and shall maintain for inspection as provided in this Agreement duplicates of all billings to customers with respect to Licensed Products. LICENSEE shall, within ten (10) business days of NBA Europe's request (which shall not be made more than four (4) times per Contract Year), furnish NBA Europe with a list of LICENSEE's top twenty-five (25) retail accounts for Licensed Products
(on a country by country basis) and their monthly purchases of Licensed Products (broken down by unit sales and in dollar volume by retailer).



LICENSEE shall supply NBA Europe with true and complete copies of any
agreement it has entered into, or in the future enters into, with any Member
Team or any NBA player. In addition, LICENSEE shall, on a quarterly basis
during the Term, provide 	NBA Europe with copies
of all financial statements and other financial information
prepared by LICENSEE for distribution to its banks or other
financial
lending institutions to whom it reports regularly. LICENSEE shall cooperate
with NBA Europe in developing an electronic data interchange through which
NBA Europe may access
LICENSEE's electronic database relating to the manufacture,
distribution and
sale of 	Licensed Products (such as work-in-process, finished
goods on hand,
orders received, deliveries made and any other online information relating
to the Licensed
Products) or developing such other system as Will enable NBA Europe to
obtain such information or facilitate NBA Europe's review of
LICENSEE's
graphic designs for Licensed Products.
13.EARLY TERMINATION
Without prejudice to any other rights NBA Europe may have pursuant to this
Agreement or otherwise, NBA Europe shall have the right to terminate this
Agreement at any time if:
(a) Within three (3) months from the d
NBA Europe, LICENSEE shall not have begun the bona-fide distribution
and
sale of each Licensed Product within and throughout the Territory in accordance with this Agreement.
(b)LICENSEE shall fail to timely remit a payment when due and shall fail to
cure such non-payment within thirty (30) days (ten (10) days for a payment
default other than a royalty payment default) of its receipt of written
notice from NBA Europe; provided, however, that the  LICENSEE shall not have
the right to cure any subsequent payment default.
(c)	LICENSEE or any guarantor under this Agreement shall be unable to
pay its liabilities when due, or shall make any assignment for the benefit
of creditors, or under any applicable law admits in writing its inability to
meet its obligations when due or commit
any other act of bankruptcy, institute voluntary proceedings in bankruptcy
or insolvency or permit institution of such proceedings against it.
(d)LICENSEE shall exhibit a pattern of frequent failure to make timely
delivery of 	sufficient quantities of the Licensed Products to
its
retail accounts.
(e)LICENSEE (or any entity that controls LICENSEE or is controlled by
LICENSEE) now or in the future holds another license from NBA Europe or from any of its affiliates and such license is terminated during the Term,
LICENSEE is in breach of Paragraph 6 or Paragraph 111 (c).
(g)LICENSEE sells to any third party that LICENSEE knows, or has reason to know, is altering or modifying the Licensed Products prior to sale to the ultimate consumer.
(h)LICENSEE shall fail to perform or shall be in breach of any other term or condition of this Agreement (other than a payment default). A termination pursuant to this subparagraph (h) shall take effect (i) thirty (30) days after written notice of such failure to perform or breach is sent by NBA Europe If such failure to perform or breach can be Completely Cured (as defined below) and such failure to perform or breach has not been Completely Cured during such thirty
(30) day
period, or (ii) immediately after
written notice of such failure to perform or breach is sent by NBA Europe if such failure to perform or breach cannot be Completely Cured. For purposes of this subparagraph, 'Completely Cured" means that such failure to perform or breach is cured so that, in the reasonable judgment of NBA
Europe, such
failure to perform or
breach will have had no effect on, or caused no damage to, NBA
Europe.
In addition to NBA Europe's other rights and remedies, upon termination of this Agreement under this Paragraph, LICENSEE shall pay NBA Europe (within thirty (30) days of such termination) the Minimum Guarantees for each
Licensed Product through the end of the Agreement, less the royalties paid to NBA Europe through the date of termination.
14. DISPOSAL OF STOCK
Sixty (60) days before the expiration of this Agreement and ten (10) days after any termination under Paragraphs 9 or 13, LICENSEE will furnish to NBA
Europe a certificate showing the number and description of Licensed Products on hand or in process of manufacture. After expiration or termination of this Agreement, LICENSEE shall have no right to, nor allow any third party to,
Manufacture, advertise, distribute, sell, promote or otherwise deal in any
Licensed Products or use the Licensed Marks (and LICENSEE shall not engage in any such activity) except as provided below. For a period of ninety (90) days following the expiration (but not after the termination) of this
Agreement, LICENSEE may sell-off and deliver Licensed Products which are on hand or in process at the time of such expiration (the "Sell-Off Period");
provided, however that (i) the total number of units of each Licensed
Product sold during the Sell-Off Period may not be greater than one hundred ten percent (110%) of the total number of units of such Licensed Product on hand on the same date the preceding Contract Year, (ii) such Licensed
Products may only be sold in accordance with this Agreement and in the normal course of business and at regular selling prices, (iii) all payments then due are first made to NBA Europe and (iv) statements and payments with respect to the Sell-Off Period are made in accordance with this Agreement.
NBA Europe shall have the option to conduct physical inventories before the expiration of this Agreement until the end of the Sell-Off Period in order to verify such inventory and/or statements. If LICENSEE refuses to permit such physical inventory, LICENSEE shall forfeit its right to dispose of
Licensed Products under this Paragraph. After such Sell-Off Period, all inventory on hand or in process (including all promotional and packaging materials) will be destroyed. LICENSEE shall have no sell-off rights in the event this Agreement is terminated. After such termination, all inventory on hand or in process (including all promotional and packaging materials) will be destroyed. Any destruction of Licensed Product required pursuant to this
Agreement shall be attested to in a certificate signed by one of LICENSEE's officers.
15. EQUITABLE RELIEF
LICENSEE acknowledges that NBA Europe-is entering into this Agreement not only in consideration of the royalties or other financial consideration to be paid, but also for the promotional value and intrinsic benefit resulting from the manufacture, advertisement, distribution, sale and promotion of the
Licensed Products by LICENSEE in the Territory. LICENSEE acknowledges that the Licensed Marks possess a special, unique and extraordinary character which makes difficult the assessment of the monetary damage which NBA Europe would sustain as a result of the unauthorized use of the Licensed Marks.
LICENSEE further acknowledges that: (I) its failure to manufacture, advertise, distribute, sell and promote the Licensed Products in accordance with this Agreement and (ii) the unauthorized or unapproved use of the
Licensed Marks, will. in either case, cause immediate and irreparable damage to NBA Europe for which NBA Europe would not have an adequate remedy at law.
Therefore, LICENSEE agrees that, in the event of a breach of this Agreement by LICENSEE, in addition to such other legal and equitable rights and remedies as shall be available to NBA Europe, NBA Europe shall be entitled to injunctive and other equitable relief, without the necessity of proving damages or furnishing a bond or other security.
16. NOTICES
All notices and statements to be given and all payments to be made under this Agreement shall be given or made at the respective address of the parties as set forth above, unless notification of a change of address is given in writing. Any notice of breach or default must be in writing and sent by facsimile, overnight express delivery, or registered or certified mail, return receipt requested, property addressed and stamped. Any written notice shall be deemed to have been given at the time it is sent.
17. NO JOINT VENTURE
Nothing in this Agreement shall be construed to place the parties in the relationship of partners or joint venturers. Neither party shall have the power to obligate or bind the other to a third party in any mannerwhatsoever

18. ARBITRATION OF CERTAIN MATTERS
Any dispute or disagreement between the parties relating solely to the
amount of royalty payments owing under this Agreement shall be settled by
arbitration in New York City under the rules then in effect of the
American
Arbitration Association. Judgment upon the award may be entered in any court
having jurisdiction. No other dispute or disagreement between the parties
(including any claim by NBA Europe that LICENSEE is using the
Licensed Marks
in a manner not authorized by this Agreement or is otherwise in breach of
this Agreement) shall be settled by arbitration.
19. NO USE OF PLAYERS
LICENSEE acknowledges that this Agreement does not grant to LICENSEE any
licenses or rights with respect to the use of the names, likenesses or other
attributes of any NBA player (collectively, "Player Attributes")
except in
advertising and promotional materials specifically approved by NBA
Europe.
The license granted under this Agreement does not include, and shall not be
used to imply, a testimonial or endorsement of any Licensed Products by any
NBA player. LICENSEE shall not use Player Attributes without first obtaining
written authorization from the subject player(s). LICENSEE shall not enter
into any agreement with any NBA player or any other person which would
require that player or other person or other person to wear or use any
Licensed Product at any NBA game (either courtside or in any locker room) or
at practice.
20. WARRANTIES
Each party represents and warrants that it has the right and authority to
enter into and perform this Agreement and NBA Europe represents and warrants
that ft has the right to grant the rights to use the Licensed Marks in
accordance with the terms and conditions of this Agreement. LICENSEE represents and warrants that the Licensed Products and all advertising and
promotional materials shall comply with all applicable laws, regulations and
standards. NBA Europe's approval of such materials will not imply a representation or belief that NBA Europe believes such materials are sufficient to meet applicable laws, regulations and standards, nor shall it imply that NBA Europe agrees with or supports any
claims made by LICENSEE in any advertising materials relating to the
Licensed Products.	LICENSEE further represents and warrants
that all
advertising and promotional materials 	and all graphics used on
Licensed
Products will not violate the intellectual property rights
of any third party.
21. SEVERABILITY
In the event any provision of this Agreement is found to be void, invalid or
unenforceable as a result of any judicial or administrative
proceeding or
decree, this Agreement shall be construed and enforced as if such provision
were not contained in this Agreement.
22. GOVERNING LAW AND JURISDICTION
Pursuant to the obligations of NBA Europe under a license from NBAP,
NBA
Europe is required to cause each license agreement authorizing the use of
the Licensed Marks to provide that ft shall be governed by the laws of the
State of New York and that the courts of the State of New York in
New York
County and the United States District Court for the Southern
District of New
York shall have exclusive jurisdiction over any dispute or
controversy
arising under. Accordingly, this Agreement shall be construed in accordance
with the laws of the State of New York, USA, without regard to its principles of conflicts of laws. Any claim arising under this Agreement
(except as provided under Paragraph 18) shall be prosecuted in a federal or
state court of competent jurisdiction located within the City of New
York,
USA and LICENSEE consents to the jurisdiction of such court and to the
service of process by mail.
23. MISCELLANEOUS
(a) Assignment: This Agreement and any rights granted under this
Agreement
are personal to LICENSEE and shall not be assigned, sublicensed, subcontracted or encumbered, directly or indirectly, by law or by contract,
without N6A Europe's prior 	written consent, which consent may, in
NBA
Europe's sole discretion, (i) be contingent upon a fee payable by LICENSEE or the transferee, the amount of which shall be determined by NBA Europe in its sole discretion, and/or (ii) impose other terms and conditions upon the assignment, sublicense or transfer. Any transfer of a controlling interest in LICENSEE or in any party which currently controls LICENSEE, directly or indirectly, shall be deemed an assignment prohibited by the preceding sentence. Any nonconsensual assignment, sublicense, subcontract or encumbrance of this Agreement by LICENSEE shall be invalid and of no force or effect. Upon any such nonconsensual assignment, sublicense or encumbrance, this Agreement shall terminate, all payment obligations of
LICENSEE hereunder shall be accelerated and immediately due and payable, and all rights granted under this Agreement shall immediately revert to NBA
Europe.
(b) Waiver: None of the provisions of this Agreement can be waived or modified except expressly by a writing signed by both parties. There are no representations, promises, agreements, warranties, covenants or undertakings by either party other than those contained in this Agreement. No failure on the part of NBA Europe to exercise any right under this Agreement shall operate as a waiver of such right; nor shall any single or partial exercise of any right preclude any other or further exercise or the exercise of any other rights.
(c)Survival: No expiration or termination of this Agreement shall relieve
LICENSEE of its obligation to pay NBA Europe any amounts due to NBA Europe at the time of termination, regardless of whether these amounts are then or thereafter payable. The provisions of Paragraphs 12 and 23(e) shall survive the expiration or termination of this Agreement.
(d) Adjustments: NBA Europe shall have the option to increase the Royalty
Rates and any advertising and promotion commitment in the event that, at any time during the Term, LICENSEE agrees to pay or in fact pays royalty rates and/or advertising and promotion contributions with respect to any other licensed sports or entertainment property in excess of the Royalty Rate for any Licensed Product. From time to time at NBA Europe's request, LICENSEE shall- deliver a certificate to NBA Europe which sets forth the royalty rates and advertising and promotion contributions LICENSEE pays to any other professional sports league or entertainment property.
(e) Confidentiality: Neither party shall (nor shall they permit or cause their employees or agents to) divulge, disseminate or publicize the financial terms of this Agreement or, in the case of LICENSEE, any information on the specifications or methods of reproduction of the Licensed
Marks to any third party (other than their respective attorneys or accountants or in the case of NBA Europe, the NBA Board of Governors and the NBPA), except as may be required by law or to fulfill the terms of this
Agreement.
(f)Research: LICENSEE shall cooperate with NBA Europe's reasonable requests for information in connection with conducting marketing tests, surveys and other research ("Research"), provided that any proprietary information so furnished shall be kept strictly confidential by NBA Europe. If LICENSEE performs or causes to be performed any Research primarily dedicated to evaluating or otherwise assessing a Licensed Product (or any LICENSEE
(non-NBA) product offering similar to a Licensed Product), then copies of such Research results shall be promptly provided to NBA Europe. As may be reasonably requested by NBA Europe, LICENSEE shall provide NBA
Europe (or
NBA Europe's designated third-party researcher) with any Research and information that LICENSEE has or obtains regarding its retail accounts.
(g)Construction: This Agreement has been executed in a text using the
English language, which text shall be controlling. This Agreement, together with any exhibits or attachments, when fully executed, shall constitute the entire agreement and understanding between the parties and cancels, terminates and supersedes any prior agreement or understanding relating to the subject matter of this Agreement between LICENSEE and the NBA, any
Member Team or NBA Europe. The headings in this Agreement are for reference purposes only and shall not affect the interpretation of this Agreement.
This Agreement shall not be binding on NBA Europe until signed on its behalf by its President or such other executive designated by the President to sign.



Schedule A

[Third party manufacturers and distributors]





EXHIBIT A

NBA EUROPE, S.A.
LICENSEE AND SUPPLIER CODE OF CONDUCT

The NBA!s mission is to be the most respected and successful sports league and sports marketing organization in the world. In keeping with this mission, NBA Europe, S.A. ("NBA Europe") is committed to conducting its business in a socially responsible and ethical manner. We expect all NBA
EUROPE licensees, including their contractors, engaged in the manufacture and sourcing of products bearing NBA, WNBA, USA Basketball and NBC trademarks (collectively "Product Suppliers") to share this commitment. At a minimum, all Product Suppliers must adhere to the following Licensee and
Supplier Code of Conduct:

1 . ETHICAL STANDARDS
Product Suppliers shall conduct their businesses in accordance with the highest standards of ethical behavior.

2. COMPLIANCE VVITH APPLICABLE LAWS
Product Suppliers shall comply with all applicable laws and regulations of the countries, states and localities in which they operate.

3. EMPLOYMENT PRACTICES
NBA EUROPE will only do business with Product Suppliers whose employees are appropriately compensated, present at work voluntarily, not at undue risk of physical harm and not exploited in any way. In addition, Product
Suppliers
must comply with the following specific standards:

Wages and Benefits: Product Suppliers shall provide wages, overtime compensation and benefits at not less than the minimum levels required by applicable laws and regulations or the prevailing local industry levels, if higher.

Working Hours: Product Suppliers shall, at a minimum, comply with all applicable working hours laws and regulations. Except in unusual business circumstances, employees shall not be required to work more than the lesser of (a) 48 hours per week
                   12 hours of overtime or (b) the limits on regular and overtime hours allowed by local law or, where local law does not limit the hours of work, the regular work week in such locality plus 12 hours of overtime. In addition, except in unusual business circumstances, employees shall be entitled to at least one day off in every seven-day period.

Child Labor. Product Suppliers shall not employ any person under the age of
15 (or 14 where allowed by local law) or under the local age for completing compulsory education, if higher.

Forced Labor.- Product Suppliers shall not use any forced labor, whether in the form of prison labor, indentured labor, bonded labor or otherwise.

Harassment or Abuse: Product Suppliers shall treat each employee with
dignity and	respect, and
shall not use corporal punishment, threats of violence or other forms of physical, sexual, psychological or verbal harassment or abuse.

19

I


i

	Nondiscrimination: Product Suppliers shall not discriminate in employment practices on the basis of race, religion, age, nationality, social or ethnic origin, gender, sexual orientation, political opinion or disability.

	  Freedom of Association: Product
                                  Suppliers shall recognize and
                                  respect the right of employees to
                                  join organizations of their own
                                  choosing and shall neither
                                   threaten nor penalize employees
                                   for their efforts to organize or
                                   bargain collectively.

Health and Safety. Product Suppliers
shall provide employees with a safe
and healthy working environment.
Manufacturing facilities shall, at a
minimum, contain clean restrooms,
potable water, adequate lighting,
adequate ventilation and fire exits.
Residential facilities, if provided,
shall also be kept sanitary and
safe.

4.	ENVIRONMENTAL REQUIREMENTS
	Product Suppliers shall comply with
  all applicable environmental laws
  and regulations.

5.	COMMUNICATION
Product Suppliers shall take appropriate steps to ensure that the provisions of this Code are communicated to employees, including the prominent posting of the Code (in the local language) in their manufacturing facilities.

6.	MONITORING AND COMPLIANCE
Product Suppliers shall conduct periodic audits of manufacturing facilities, on the basis of which they shall certify to NBA EUROPE on request either that (a) all products bearing NBA, WNBA, USA Basketball and NBC trademarks have been manufactured in compliance with this Code, or (b) identified facilities have been found not to be in compliance with this Code, in which event the Product Supplier shall specify appropriate and effective steps to remedy the non-compliance. NBA EUROPE or its representatives are authorized to engage in monitoring activities to confirm compliance with this Code, including on-site inspections of manufacturing facilities and residential facilities, audits of records relating to employment matters and private interviews with employees at all levels. Product Suppliers shall retain and make available to NBA EUROPE or its representatives, either on site or at agreed upon locations, all documentation that may be required to assess whether or not the Product Supplier is in compliance with this Code.

7.	FAILURE TO COMPLY
NBA EUROPE reserves the right, in addition to all other legal and contractual rights, to terminate its relationship with any Product Supplier found to be in violation of this Code.



EXHIBIT 10.63


Contract No: MLI-4024C

MAJOR LEAGUE BASEBALL
LICENSE AGREEMENT

THIS LICENSE AGREEMENT, made and entered into as of this 18th day of Jauary, 1999, by and among MAJOR LEAGUE BASEBALL PROPERTIES,
INC. of 145 Park Avenue, New York, New York 10167 (hereinafter referred to as "Licensor"), and Nasco Products International, Inc. of 1808 North Charry
St., Knoxville, TN  37917,
(hereinafter referred to as "Company");

WITNESSETH

WHEREAS, Licensor is the exclusive licensing agent of trademarks and other proprietary rights (the "Trademarks" defined below) which identify or are used by Licensor, the Office of the Commissioner of Baseball, the American and National Leagues of Professional Baseball Clubs (the "Leagues") and their member Clubs (as listed in Paragraph l(g) below, the "Clubs");

WHEREAS, Company desires to obtain the night to use the Trademarks within the "Licensed Territory" (defined below), on and in connection with the manufacture, advertisement, promotion, distribution and sale of the "Licensed Products" (defined below); and

NOW, THEREFORE, in consideration of the mutual agreements contained herein, the parties agree as follows:

1.	Definitions. For purposes of this Agreement the following
definitions
shall apply:
(a)	"Licensed Products" shall mean the following products which
are
manufactured, advertised, promoted, distributed or sold by Company:

(i)	Backpacks, referred to by Company as style number PRO 114,
made of 600D nylon fabric measuring 16T x I OW x 6D cm in size and featuring a zippered main compartment with zipper pull, front zippered storage compartments, bottom rubber skid, padded adjustable shoulder straps, 2 inch hang loop and embroidered Club Trademarks;

(ii)	Rucksacks, referred to by Company as style number PRO 115,
made of
600D nylon fabric measuring 30T x 38W x 18D cm in size and featuring padded back and shoulder straps, padded top handles with key ring, raincover zippered side pockets, front pocket, flap buckled pocket, and embroidered Club Trademarks;

(iii)	Sport bags (other than authentic), referred to by Company as style
number TBP23, made of 600D nylon fabric measuring 30T x 38W x 18D cm in size and featuring padded back and shoulder straps, padded top handles with key ring, raincover zippered side pockets, front pocket, flap buckled pocket, and embroidered Club Trademarks;


(iv)	Sport carryall bags (other than authentic), referred to by
Company as
style number PRO 116, made of 600D nylon fabric featuring a 20" padded/adjustable shoulder strap, double zippered opening on the main compartment, a flap buckled pocket, and embroidered Club Trademarks;

(v) Backpacks,, referred to by Company as style number PRO 101, made of
600D polyester fabric, measuring 40T x 35W x 12D cm in size, featuring black with trimmed Club colour gusset, half-zippered main compartment, gusseted front zipper pocket, padded/adjustable shoulderings, and embroidered Club Trademarks;

(vi)	School satchels, referred to by Company as style number PRO
117, made
of 600D polyester fabric, measuring 30T x 12W x 24D cm in size, featuring padded shoulder strap, divided compartment with inside double pockets, and embroidered Club Trademarks;

(vii)	Carry school organisers, referred to by Company as style
number PRO
119, made of 600D polyester fabric, featuring top handles, padded back and shoulder straps, inside organising pencil pouch, card and pen holder, key ring and calculator slot, 3 major compartments for notebooks and text books, and embroidered Club Trademarks;

(viii)	Equipment bags (other than authentic), referred to by
Company as
style number PRO 107, made of 600D polyester fabric, measuring 27T x 14.5W x 14D cm in size, featuring a double zippered main compartment, two gusset zipper end pockets, mesh and slash pocket with zipper closure, adjustable/detachable should strap, Velcro handlock, sturdy rubber bottom, and embroidered Club Trademarks;

(ix)	Backpacks, referred to by Company as style number PRO 113,
made of
600D polyester fabric, measuring 40T x 35W x 12D cm in size, featuring a halfzippered main compartment, gusseted front zipper pocket, padded/adjustable shoulder straps, molded back pad, enlargement extender zipper on both sides, and embroidered Club Trademarks.

(x) Waistpacks, refer-red to by Company as style number FPN14SI, made of 600D polyester fabric, measuring 37T x 11.5W x 8D cm in size, featuring large compartment with zipper and zipper pull, adjustable waist strap, and embroidered Club Trademarks;

(xi)	Backpacks, referred to by Company as style number PRO 118,
made of
600D polyester fabric, featuring heavy padded back and shoulder straps, zip-up front hidden organiser with 6 different sections, and embroidered Club Trademarks;

(xii)	Backpacks, referred to by Company as style number HH01BI, made of 70D
nylon fabric with PVC backing, measuring 37.5T x 29.9W x 12.7D cm in size, featuring a top zipper closure, padded/adjustable shoulder straps, gusseted front pocket with zipper closure, and embroidered Club Trademarks;


(xiii)	Backpacks, referred to by Company as style number FFPI,
made of 70D
nylon fabric with PVC backing, measuring 37T x 11.5W x 8D cm in size, featuring large compartment with zipper closure, padded/adjustable shoulder straps, and embroidered Club Trademarks;

(xiv)	Waistpacks, referred to by Company as style number FFPI, made of 70D
nylon fabric with PVC backing, measuring 37T x 11.5W x 8D cm in size, featuring large compartment with zipper closure, adjustable waist strap, and embroidered Club Trademarks;

(xv)	Sport bags, referred to by Company as style number HH571, made of 70D
nylon fabric with PVC backing, measuring 44.5T x 26.7W x 25AD cm in size, featuring double-pull top zipper closure, adjustable/detachable zipper closure, and embroidered Club Trademarks;

(xvi)	Backpacks, referred to by Company as style number TBP600, made of
600D polyester fabric with PVC backing, measuring 40.6T x 33W x 153D cm in size, featuring padded shoulder straps, retractable pull handle, zippered main compartment, zippered front gusset pocket, plastic identification holder, trolley wheels and comers, and embroidered Club Trademarks;

(xvii)	Lunch totes, referred to by Company as style number
LNBIZ, made of
70D nylon fabric, measuring 7.5T x 8.5W x 6D inches in size, featuring adjustable shoulder strap, League identified zipper pull, and embroidered Club Trademarks;

(xviii) Lunch totes, referred to by Company as style number LNBIV, made of
70D nylon fabric, measuring 9.75T x 7W x 3.5D inches in size, featuring side hook attachment and screen printed Club Trademarks on front panel;

(xix)	Lunch totes/6 pack coolers, referred to by Company as style
number
SPKC, made of 70D nylon fabric, measuring 6.5T x 8.5W x 6D inches in size, featuring polyweb shoulder strap, League identified zipper pull, and front panel screen printed Club Trademarks;

(xx)	Lunch totes, referred to by Company as style number LNIBIE,
made of
600D polyester fabric, measuring 7.5T x 9.5W x 3.513 inches in size, featuring adjustable shoulder strap, League identified zipper pull, and embroidered Club Trademarks;

(xxi)	Lunch totes, referred to by Company as style number LNBIZE,
made of
600D polyester fabric, measuring 7.5T x 9.5W x 3.5D inches in size, featuring adjustable shoulder strap, League identified zipper pull, and embroidered Club Trademarks;

(xxii)	Lunch totes/6 pack coolers, referred to by Company as
style number
SPKCM, made of 600D polyester fabric, measuring 6.5T x 8.5W x 6D inches in size, featuring adjustable shoulder strap, zippered front mesh pocket, League identified zipper pull, and screen printed Club Trademarks.


For the purposes of this Agreement, "authentic" bags shall mean:
bags
that are used in the Clubhouse by the players, coaches or managers of the Club whose Trademark is featured.

(b)	"Licensed Territory" shall mean Austria, Belgium, Czech
Republic,
Denmark, Eire, Finland, France, Germany, Hungary, Iceland, Italy, Luxembourg, The Netherlands, Norway, Poland, Portugal, Spain, Sweden,
Switzerland, United Kingdom, excluding U.S. military bases and post exchanges.

(c)	"Contract Period" shall mean that period of time commencing
with
effect from June 1, 1998 and concluding on May 31, 2000 unless sooner terminated pursuant to the provisions hereinafter set forth.

(d)	"Contract Year" shall mean a period of twelve successive
months
commencing on any first day of June during the Contract Period.

(e)	"Trademarks" shall mean and be limited to those MLB Logos for which
Licensor owns or controls the trademark registrations and applications in the Licensed Territory in those trademark classes which relate to Licensed
Products.

"MLB Logos" shall mean those names, symbols and logos which identify or are used by Licensor, the Office of the Commissioner of Baseball, the Leagues, and each of the Clubs.

(g)	"Clubs" shall mean the following Major League Baseball Clubs:

American League

Anaheim Angels	Minnesota Twins
Baltimore Orioles	New York Yankees
Boston Red Sox	Oakland Athletics
Chicago White Sox	Seattle Mariners
Cleveland Indians	Tampa Bay Devil Rays
Detroit Tigers	Texas Rangers

      National League

      Arizona Diamondbacks    	Milwaukee Brewers
      Atlanta Braves	      New York Mets
      Chicago Bulls	      Montreal Expos
      Cincinnati Reds	      Philadelphia Phillies
      Colorado Rockies	      Pittsburgh Pirates
      Florida Marlins	      St. Louis Cardinals
      Houston Astros	      San Diego Padres
      Los Angeles Dodgers     	San Francisco Giants


2.	Grant of Rights.
(a)	Licensor hereby grants to Company, during the Contract Period hereof,
subject to all of the terms and conditions set forth in this Agreement, the
"Non-Exclusive Rights" described in subparagraph (b) immediately below.

(b)	As used herein, the "Non-Exclusive Rights" shall mean the
non-exclusive night and license to use the Trademarks, in the Licensed
Territory only, solely in connection with the manufacture, advertisement, promotion, distribution and sale of the Licensed
Products described in Paragraph I(a). Licensor shall have the continuing right, throughout the Contract Period, to use and to grant to others the right to use the Trademarks throughout the Licensed Territory on and in connection with the manufacture, advertisement, promotion, distribution and sale of the Licensed
Products (and all other items of merchandise).

3.	Guaranteed Compensation.

As compensation to Licensor for the grant to Company of the rights granted herein, Company shall pay to Licensor, in the manner described in Paragraph
5 below, with respect to each separate Contract Year during the Contract
Period, guaranteed minimum compensation (the "Guaranteed
Compensation") as
follows:

Contract Year	Guaranteed Compensation	Amount
	Due Date
First	On Execution	US$ 10,000.00
Second	June 1, 1999	US$ 10,000.00

Guaranteed Compensation as described in this paragraph shall be paid except to the extent that cumulative payments of Percentage Compensation (defined below) with respect to such Contract Year shall theretofore have offset all or a portion of the total of the Guaranteed Compensation payable with respect to that Contract Year. Notwithstanding the foregoing, no part of
Percentage Compensation which may be attributable to Premium Sales (defined below) of the Licensed Products shall serve to offset any part of the
Guaranteed Compensation described in this paragraph. No part of any Guaranteed Compensation shall be repayable to Company for any reason. No part of any Guaranteed Compensation shall be carried forward (or back) as a credit from one Contract Year to another.

4.	Percentage Compensation.

As additional compensation to Licensor for the grant to Company of the rights granted herein, Company shall pay to Licensor, in the manner described in Paragraph 5 below, Percentage Compensation at the rate of ten percent (10%) of all "Net Sales" (as defined in Section F of the attached
Standard Terms and Conditions) by Company (or any of its affiliated, associated or subsidiary entities) of Licensed Products covered by this
Agreement. Such percentage of Net Sales is herein called "Percentage Compensation." Percentage Compensation shall be reported within thirty (30) days after the initial shipment of the Licensed Products, and promptly on the fifteenth day of every month thereafter. Percentage Compensation shall be payable within thirty (30) days following the conclusion of each calendar month with regard to Licensed Products sold during such month, except to the extent offset by any portion of the Guaranteed Compensation for that Contract Year theretofore paid.

5.	Payments.
(a)	Unless and until Licensor advises Company to the contrary, all payments pursuant to this Agreement shall be paid either by way of cheque in
United States Dollars made payable to Licensor which shall be delivered to the address of the Licensor's authorized agent, International
Management
Group (UK) Inc ("IMG-UK") as follows:

International Management Group (UK) Inc
Pier House
Strand on the Green
Chiswick
London
W4 3NN
England
Attn: Sarah McNaughton

or, if Company so desires, by bank transfer to the account of Major League Baseball Properties Inc. at Barclays Bank, 54 Lombard Street, London EC3V 9EX.

(b)	Company shall pay all bank charges, remittance fees, and all other
fees, charges or deductions of whatever nature (other than withholding tax) so that Licensor receives in its account the entire amount payable by
Company. Company shall be authorized
to withhold from any payment withholding tax at the appropriate rate provided that Company promptly pays such withholding tax to the taxing authority and further provided that Company delivers to IMG-UK within thirty
(30) days after payment the original receipt issued by the taxing authority evidencing payment of withholding tax to the taxing authority.

(c)	Past due payments shall bear interest from the due date at the rate
of (i) one and one-half percent (1.5%) per month, or (ii) the maximum interest rate permissible under law, whichever is less.

6.	Market Date.

Company agrees that Licensed Products will be available for shipment to
customers and distributors of Company in commercially substantial numbers by
no later than June 1, 1998, and that Company will commence actual shipment
of Licensed Products to its customers and distributors within thirty
(30)
days following the foregoing date.

7.	Marketing Support.

In addition to the consideration payable by Company as set forth above,
Company agrees that it will budget and spend, each Contract Year, for the advertising and promotion of Licensed Products within the Licensed Territory, an amount which is no less than five percent (5%) of Company's
"Net Sales" (as defined in the attached Standard Terms and Conditions) of
Licensed Products during the relevant Contract Year. Within forty-five (45) days following the conclusion of the relevant Contract Year, Company shall deliver to IMG-UK a report on the foregoing marketing expenditures (including invoices and other receipts) evidencing the required level of expenditure.

8.	Product Credit.

In connection with Section I of the attached Standard Terms and Conditions, the aggregate value of the merchandise to be supplied by Company to Licensor
(the "Product Credit") shall be US$ 1,000 wholesale value per contract year.

9.	Liability Insurance.

In connection with Section L of the attached Standard Terms and Conditions, the required amount of liability insurance shall be US$
1,000,000.00.

10.	List of Manufacturers.

In connection with Section Q of the attached Standard Terms and Conditions, the following is a list of each party that Company desires to have produce one or more of the Licensed Products, as follows:

(A)	Name	Sunwaki Industrial Company Ltd
	Address	16 Argyle Street, Monkok, Kowloon
		Hong Kong
	Telephone Number	2395 5161
	Principal Contact



11.	List of Distributors.

In connection with Section S of the attached Standard Terms and Conditions, the following is a list of each party that Company desires to have distribute one or more of the Licensed Products, as follows:

(A)	Name	Sportco S.A.
	Address	84 Rue de Calevoet, 1180 Brussels,
		Belgium
	Telephone Number	3223320018
	Principal Contact	Norman Snoeck

(B)	Name	Michalis Vasilopoulos & Co
	Address	7740 Tochni, Larnaca, Cyprus
	Telephone Number	3574332531
	Principal Contact	Harris Vasilopoulos

(C)	Name	Trend Fashion Line AP
	Address	Metalvej 7D, DK-4000 Roskilde,
		Denmark
	Telephone Number	4546753880
	Principal Contact	Stig Sorenson


(D)	Name	BA Sportprodukter AB
	Address	Torvingegatan 3, 58273 Linkoping
	Sweden
Telephone Number	4613 102427
Principal Contact	Mats Hagsten

(E)	Name	U.S. Sports by Pelcor
	Address	RN 10 Couhe Sud BP 7,
		86700 Couhe, France
	Telephone Number	33 549 592 424
	Principal Contact	Nathalie Liege

(F)	Name	AMCO Sports
	Address	77 Rue de Columbus BP, 55-32404
		Courevoie, France
	Telephone Number	33 1433 43055
	Principal Contact	Ms Anika Michel

(G)	Name	Hartstone Deutschland Gmbh
	Address	Gertigstrasse 48, D-22303 Hamburg
		Germany
	Telephone Number	49 4027 15110
	Principal Contact	Mr Gunther Garvs/Mr Udi Ronen

(H)	Name	Frank Terry SRL
Address	Via Monzart 16, 20052 Monza,
	Milan, Italy
Telephone Number	39 39 2326258
Principal Contact	Mr Gianfranco Terruzzi
	Ms Silvana Fontana

(1)	Name	Cedesmon Trade S.A.
	Address	C/ Torrent de L'olla 12 - atico
		08012 Barcelona, Spain
	Telephone Number	34 93 476 1330
	Principal Contact	Mr Alberto Savalls/Mr Javier Melero

(J)	Name	Descul
	Address	Parque Industrial Barrerior
		(Quimiparque)
		Rua Berthelot I - Caixa Postal
		5172-2830 Barreiro, Portugal
	Telephone Number	351 12071579
	Principal Contact	Mr Antonio Liborio


(K)	Name	Hartstone Leathergoods Ltd
	Address	90-92 Great Portland Street
		London WIN 5PB, U.K.
	Telephone Number	44 1712914900
	Principal Contact	Ms Judy Kahn

12.	Sell-Off Period.
In connection with Section U of the attached Standard Terms and Conditions, the period following the last day of the Contract Period during which
Company may distribute its remaining inventory (the "Sell-Off
Period") shall
be a period of sixty (60) days.

13.	Standard Terms and Conditions.

This Agreement is subject to all of the provisions of the Standard
Terms and
Conditions which are attached to and made a part of this Agreement.

14.	Execution and Delivery Required.

This instrument shall not be considered to be an agreement or contract nor shall it create any obligation whatsoever on the part of Licensor or Company, or either of them, unless and until it has been signed by representatives of Licensor and Company, respectively, and delivery has been made of a fully signed original.

IN WITNESS WHEREOF, the parties have caused their duly authorized officers to execute this Agreement as of the day and year first above
Written.

MAJOR LEAGUE BASEBALL	NASCO PRODUCTS
PROPERTIES, INC.                       INTERNATIONAL,
	INC.

By	By


STANDARD TERMS AND CONDITIONS
FOR
MAJOR LEAGUE BASEBALL LICENSE AGREEMENT
WITH
NASCO PRODUCTS INTERNATIONAL, INC.

SECTION A. LIMITATIONS OF LICENSE:

This license does not constitute and may not be used so as to imply the endorsement by Licensor, the Office of the Commissioner of Baseball, the
Leagues or the Clubs of the Licensed Products or any other product of
Company. While the Trademarks licensed herein may be used as trademarks subject to the terms of this Agreement, the Trademarks are not licensed herein for use as certification marks or indications of a particular standard of quality.

SECTION B. PREMIUM SALES BY LICENSOR/COMPANY.

(1)	"Premium" Defined.

For the purposes of this Agreement, a "premium" use of Licensed Products shall be defined as including, but not necessarily limited to, free or self-liquidating items offered to the public in conjunction with the sale or promotion of a product or service, including traffic building or continuity visits by the consumer/customer, or any similar scheme or device, the prime intent of which is to use the Licensed Products in such a way as to promote, publicize and/or sell the products, services or business image of the offeror or manufacturer. "Premium" use shall also specifically include distribution of Licensed Products for retail sale through distribution channels (including, without limitation, catalogues) offering earned discounts or "bonus" points based upon the extent of usage of the offeror's product or service.

(2)	Premium Uses by Company.

Company agrees it will not use, or knowingly permit the use of, the Licensed
Products as a Premium, except with the prior written consent of Licensor and the specific negotiation of separate compensation to be payable by Company in connection therewith. Notwithstanding the foregoing, if Company desires to make any premium use of Licensed Products, Company may submit such a request in writing to Licensor, it being understood that Licensor shall have the right to approve or disapprove any such proposed premium use in Licensor's sole and absolute discretion.

SECTION C. NO PLAYER ENDORSEMENTS.

Company acknowledges and agrees that the rights hereinbefore granted to
Company do not include any right to make any use of the name, image, likeness, photograph or other identification (the "Player Endorsement") of any baseball player, or any other person, living or dead, and Company acknowledges and agrees that if Company desires to use the Player Endorsement of any baseball player (or other individual), it shall be the sole and exclusive responsibility of Company to obtain such right and license from such individual, at Company's sole cost and expense. Company agrees that it will not make any use of any Player Endorsement of any person on any Licensed Product unless and until Company shall first obtain authorization from such individual. Company agrees that Company will not make any such use of any Player Endorsement unless and until Company shall first submit to IMGUK a photocopy of written authorization obtained by
Company from such individual.


SECTION D. QUALITY CONTROL.

(1)	Company acknowledges and agrees that Licensor shall have the right of
absolute approval of the Licensed Product(s) and of all packaging, advertising and promotional materials at all stages of their development.
For purposes of facilitating this approval by Licensor, Licensor has retained IMG-UK to act on Licensor's behalf in these matters. Accordingly, Company shall deliver to IMG-UK (and, if IMG-UK or Licensor shall so request, to Licensor at its address in the United
States), in a timely manner, free of charge, and at no cost or expense, for
IMG-Ws written approval as
to quality and style, designs of each of the Licensed Products covered by this Agreement and samples of each of the Licensed Products before their manufacture, sale or distribution, whichever first occurs, and samples of all advertising, point-of-sale displays, catalogues, sales sheets and other items that display or picture the Trademarks, and no such Licensed Product or other such materials shall be manufactured, sold or distributed by
Company without such prior written approval. From time to time subsequent to final approval, a reasonable number of production samples shall periodically be sent to IMG-UK (and, if IMG-UK or Licensor shall so request, to Licensor at its address in the United States), free of charge, and at no cost or expense. Such samples shall also be provided, in the same manner, upon any change in design, style or quality, which shall necessitate subsequent review and approval by IMG-UK. IMG-UK shall also have the right to inspect Company's plant or plants or warehouse or storage facilities at any reasonable time without notice.

(2)	Subject, in each instance, to the prior written approval of
IMG-UK,
Company or its agents may use textual and/or pictorial matter pertaining to the Trademarks on such promotional display and advertising material as may, in Company's judgment, promote the sale of the Licensed Products. All promotional display and advertising material must contain and prominently display the official logo of Licensor.

(3)	Company shall, at the advance written request of Licensor
given from
time-to-time, deliver to Licensor, at its address in the United States, free of charge, and at no cost or expense, samples of each Licensed Product then distributed and sold by Company. Company shall, in addition, at the advance written request of Licensor given from time-to-time, deliver to each Club, at the address of such Club in the United States, free of charge and at no cost or expense, additional samples of each Licensed Product bearing the trademark of that Club.

(4)	In the event that any item or matter submitted to IMG-UK under this
Agreement for approval or consent shall not have been approved or consented to, disapproved or denied, or commented upon within twenty
(20)
IMG-UK business days after receipt thereof and IMG-UK shall have received notice from Company that comment is overdue by facsimile or other written communication, and IMG-UK shall not have commented within five (5) additional IMG-UK business days of receipt of such notice, any items or matters so submitted shall be deemed approved and consented to.

(5)	Company agrees that no irregulars, seconds, or other Licensed
Products which do not conform in all material respects to the approved samples will be distributed or sold without the express written advance approval of IMG-UK. All such sales, if made, shall bear Percentage Compensation as set forth in this Agreement.

(6)	Company acknowledges that no use of any Trademarks shall be
made on
stationery of Company (specifically, without limitation, letterheads, envelopes, business cards, shopping bags, invoices, statements, packing slips, etc.) without IMG-UK's express written approval in advance of any such use.

(7)	In any instance where any matter is required to be submitted to
IMG-UK for IMG-UK's approval, that approval shall be granted or withheld at
IMG-UK's sole discretion.


SECTION E. NOTICES AND SUBMISSIONS.

Unless and until Licensor or IMG-UK shall notify Company to the contrary, all advertising materials which incorporate the Trademarks and which are submitted hereunder for approval, and all sample Licensed Products submitted hereunder for approval, shall be delivered to IMG-UK as follows:

International Management Group (UK) Inc
Pier House
Strand on the Green
Chiswick
London
W4 3NN
England
Attn: Sarah McNaughton

Unless and until Licensor or IMG-UK shall notify Company to the contrary, all notices and a copy of each payment, sales report or other notification of payment delivered to IMG-UK at the address set forth in Paragraph 5 of this Agreement, shall be delivered to IMG-UK at the address set forth above, with a copy thereof to be delivered at the same time to Licensor at the following address:

Major League Baseball Properties, Inc.
245 Park Avenue
New York, New York 10167
Attention: Vice President, International Licensing

All materials shall be delivered to the intended recipient with all charges
(such as, for example, shipping charges and customs duties) prepaid.

SECTION F. PERCENTAGE COMPENSATION.

For purposes of computing the Percentage Compensation described in Paragraph
4 of this Agreement, the parties agree that the term "Net Sales" shall mean gross sales of Licensed Products based on the wholesale price to the retail trade less quantity discounts and actual returns, but no deduction shall be made for uncollectible accounts, commissions, taxes, discounts other than quantity discounts (such as cash discounts and discounts attributable to the issuance of a letter of credit), or any other amount. No costs incurred in the manufacture, sale, distribution, promotion or advertisement of the
Licensed Products shall be deducted from Net Sales in computing
Percentage
Compensation payable by Company. Said Percentage Compensation shall also be paid by Company to Licensor on all Licensed Products (including, without limitation, any irregulars, seconds, etc. distributed pursuant to the provisions of Section D of these Standard Terms and Conditions)) distributed by Company or any of its affiliated, associated or subsidiary companies even if not billed or billed at less than usual net sales price for such Licensed
Products, and shall be based upon the usual net sales price for such Licensed Products sold to the trade by Company. Company shall be responsible to pay all taxes in connection with Net Sales.

SECTION G. PERIODIC STATEMENTS:

(1)	Company shall deliver to IMG-UK, at those periodic intervals described in Paragraph 4 of this Agreement, complete and accurate statements, certified to be accurate by Company, or if Company is a corporation, by an officer of Company, showing the sales volume of each
Licensed Product (itemized by Club, for each applicable
Licensed Product and for each territory), gross sales price per unit, itemized deductions from gross sales price, and the "Net Sales" of the
Licensed Products distributed and/or sold by Company during the relevant reporting period, together with any returns made during such reporting period. Such statements shall be furnished to IMG-UK whether or not any of the Licensed Products have been sold during the reporting period to which such statements refer.

(2)	Company shall furnish to Licensor sufficient background
information
so as to make such statements intelligible to Licensor, and on an annual basis, a complete list of Company's customers to whom Licensed Products have been sold. Licensor agrees that it will not divulge said customer list to any other Company, to any other competitor licensing organization, or to any competitor of Company. Receipt or acceptance by Licensor of any of the statements furnished pursuant to this Agreement or of any sums paid hereunder shall not preclude Licensor from questioning the correctness thereof at any time, and in the event that any inconsistencies or mistakes are discovered in such statements or payments, they shall immediately be rectified and the appropriate payments made by Company. Late payment penalties, if any, shall be made pursuant to Paragraph 5 of this Agreement. Upon demand of IMG-UK or
Licensor, Company shall at its own expense, but not more often than once in any twelve (12) month period, furnish to IMG-UK a detailed statement certified by any independent certified public accounting firm approved by
Licensor showing the sales
volume of each Licensed Product (itemized by Club, for each applicable
Licensed Product), gross sales price, itemized deductions from gross sales price and Net Sales of the Licensed Products covered by this Agreement distributed and/or sold by
Company to the date of the IMG-UK's demand.

SECTION H. BOOKS AND RECORDS.

(1)	Company shall keep, maintain and preserve (in Company's place of
business) for at least two (2) years following termination or expiration of the license period or any renewal thereof, complete and accurate records and accounts including, without limitation, invoices, correspondence, banking and financial and other records pertaining to the various items required to be shown on the statements to be submitted by Company. Such records and accounts shall be available for inspection, audit and copying (at Licensor's expense) at any time or times during or after the term or terms of the license period during reasonable business hours and upon reasonable notice by Licensor or its representatives.

(2)	Company agrees not to cause or permit any interference with
Licensor
or representatives of Licensor in the performance of their duties of inspection and audit.

(3)	The exercise by Licensor, in whole or in part or at any time
or
times, of the right to audit records and accounts or of any other right herein granted, the acceptance by Licensor of any statement or statements or the receipt and deposit by Licensor of any payment tendered by or on behalf of Company shall be without prejudice to any rights or remedies of Licensor and shall not stop or prevent Licensor from thereafter disputing the accuracy of any such statement or payment.

(4)	If pursuant to its rights hereunder to audit and inspect
Licensor
caused an audit and inspection to be instituted which thereafter discloses a deficiency of more than 3% between the amount found to be due to Licensor and the amount actually received or credited to Licensor, then Company shall be responsible for payment of the entire deficiency, together with interest (at the rate set forth in the last sentence of Paragraph 5 of this Agreement) from the date such amount became due until the date of payment, and the reasonable costs and expenses of such audit and inspection.


SECTION 1. PRODUCT CREDIT.

Company agrees to ship to Licensor and/or IMG-UK, at the address(es) designated thereby, at Company's sole cost and expense, merchandise valued at the amount of the "Product Credit" set forth in Paragraph 8 of this
Agreement, based upon the best wholesale price, during the First
Contract
Year and annually thereafter during the Contract Period of this Agreement and/or any renewal or extension hereof. The parties contemplate that from time to time, approximately monthly, Licensor will request that specific merchandise be shipped at Company's sole expense and at Licensor's direction, and that Company shall be under no obligation to provide said merchandise unless and until Licensor places an order. Company agrees that such merchandise may consist of any part of Company's then current range and may be customized to Licensor's specific requirements.

SECTION J. INDEMNIFICATION BY LICENSOR .

(1)	Licensor hereby agrees to indemnify, defend and hold Company and its
owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages or costs (including reasonable attorneys' fees and expenses) arising from (i) challenges to Licensor's authority as agent for and pursuant to authority granted by the Clubs to license the Trademarks in connection with the manufacture, distribution, promotion, advertisement and sale of the Licensed Product(s) or (ii) assertions to any claim of night or interest in or to the Trademarks as authorized and used on the Licensed Products, provided in each case that Company shall give prompt written notice, cooperation and assistance to Licensor relative to any such claim or suit, and provided further in each case that
Licensor shall have the option to undertake and conduct the defense of any suit so brought and to engage in settlement thereof at its sole discretion.

(2)	Company shall assist Licensor, to the extent necessary, in the procurement of any protection or to protect any of Licensor's rights to the
Trademarks, and Licensor, if it so desires and in its sole discretion, may commence or prosecute any claims of suits in its own name or in the name of Company or join Company as party thereto.
Company shall notify Licensor in writing of any infringements or imitations by others of the Trademarks of which it is aware. Licensor shall have the sole right to determine whether or not any action shall be taken on account of such infringements or imitations. Company shall not institute any suit or take any action on account of any such infringements or imitations without first obtaining the written consent of Licensor to do so. Company agrees that it is not entitled to share in any proceeds received by Licensor (by settlement or otherwise) in connection with any formal or informal action brought by Licensor hereunder.

SECTION K. INDEMNIFICATION BY COMPANY.

Company hereby agrees to indemnify, defend and hold Licensor, IMG-
LJK, the
Office of the Commissioner of Baseball, the Leagues, and the Clubs, and their respective owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages an costs (including reasonable attorneys' fees and expenses) arising out of (i) any unauthorized use of or infringement of any trademark, service mark, copyright, patent, process, method of device by Company in connection with the Licensed Product(s) covered by this Agreement,
(ii)
alleged defects or deficiencies in said Licensed Product(s) or the use thereof, or false advertising, fraud, misrepresentation or other claims related to the Licensed Product(s) not involving a claim of right to the
Trademarks, (iii) the unauthorized use of the Trademarks or any breach by
Company of this Agreement, (iv) libel or slander against, or invasion of the right of privacy, publicity or property of, or violation or misappropriation of any other right of any third party, and/or (v) agreements or alleged agreements made or entered into by Company to effectuate the terms of this
Agreement. Licensor or IMG-UK shall give Company notice of the making of any claim or the institution of any action hereunder and Licensor may at its option participate in any action. The indemnifications hereunder shall survive the expiration or termination of this Agreement.

SECTION L. LIABILITY INSURANCE:

Company agrees to obtain, at its own cost and expense, comprehensive general liability insurance including product liability insurance from an insurance company acceptable to Licensor, providing adequate protection for Licensor,
IMG-LTK, the Clubs, the Leagues, the Office of the Commissioner of Baseball and Company against any claims or suits arising out of any of the circumstances described in Section K above, in an amount no less than the amount set forth in Paragraph 9 of this Agreement, per incident or occurrence, or Company's standard insurance policy limits, whichever is greater, and with a reasonable deductible in relation hereto. Such insurance shall remain in force at all times during the Contract Period and for a period of five years thereafter. Within thirty (30) days from the date hereof, Company will submit to Licensor a fully paid policy or certificate of insurance naming Licensor, the Leagues, the Office of the Commissioner of
Baseball and IMG-LTK as additional insured parties and requiring that the insurer shall not terminate or materially modify such policy or certificate of insurance without written notice to Licensor at least thirty (30) days in advance thereof

SECTION M. COPYRIGHTS AND TRADEMARKS.

(1)	Company agrees that in any instance wherein the Trademarks are used,
the following general notice shall be included (i.e., on the product, on a label, on the packaging material or on a separate slip of paper attached to the product): "The Major League Club insignias depicted on this product are trademarks which are the exclusive property of the respective Major League Clubs and may not be reproduced without their written consent." Further, all products containing the Trademarks shall contain a hangtag and label with Company's name stating
"Genuine Merchandise" and containing the Major League Baseball silhouetted batter logo and, where appropriate, the Major League Baseball
Cooperstown
Collection logo or Major League Baseball Authentic Diamond
Collection logo.

(2)	All Licensed Product(s) shall contain a permanently affixed
label
that displays Company's name. All Licensed Product(s) components which bear any of the Trademarks (embroidered emblems, cloth or paper labels, hangtags, etc.) shall be manufactured in-house by Company or shall be obtained only from one or more suppliers officially authorized by Licensor to produce those components. All
Company advertisements displaying the Trademarks, all retailer advertisements featuring Licensed Product(s) and of which Company has knowledge or any Licensed Product(s) shall contain the words "Genuine
Merchandise" and the silhouetted batter logo.

(3)	Company shall require those to whom it sells Licensed
Product(s)
directly or indirectly to display the words "Genuine Merchandise" (or such other appropriate notice as directed by Licensor) and the silhouetted batter logo in all advertisements.
All uses of the Trademarks shall also include any designations legally required or useful for enforcement of copyright, trademark or service mark rights (e.g., "C", "R" or "TM"). Company shall submit a copy of its specifications for all of the above notices
(including copies of its artwork, layouts or mold blueprints) to Licensor for its review.

(4)	Licensor shall have the right to revise the above notice
requirements
and to require such other notices as shall be reasonably necessary to protect the interest of Licensor, the Clubs and/or the Leagues in the respective Trademarks. Company agrees to advise IMG-UK of the initial date of the marketing of each Licensed Product, and upon request, to deliver to IMG-UK the required number and type of specimen samples of the Licensed Product, labels, or the like upon which the
Trademarks are
used for use in procuring copyright, trademark and/or service mark registrations in the name of and at the expense of the person, firm, corporation or other legal entity owing the Trademarks, in compliance with any laws relating to copyright, trademark and service mark registrations.

(5)	Except to the extent set forth in any schedules attached to
this
Agreement, Licensor, the Clubs and/or the Leagues shall be solely responsible for taking such action as it or they deem appropriate to obtain such copyright, trademark or service mark registrations for its or their Trademarks. If it shall be necessary for
Company to be the applicant to effect any such registrations, Company shall and hereby does assign all of its rights in each such application and any resulting registration to Licensor or any other appropriate owner thereof, and further agrees to execute all papers necessary to effectuate and/or confirm such assignments. Company shall perform all acts necessary and execute all documents necessary to effectuate its registration as a user of the Trademarks where such registration is needed.

(6)	Company also agrees that, in any case where it employs the
services
of photographers or artists in connection with the production, promotion, marketing or distribution of the Licensed Product(s), it will require each such photographer or artist to agree that the photographic or artistic works he or she produces for Company shall be "works made for hire" for the purposes of copyright laws, and that to the extent such photographic or artistic works may not qualify as "works made for hire" or such definition is not known to the laws of the territory to which such photographic or artistic works are subject, the copyright in each such work is assigned to Company.

SECTION N. ACKNOWLEDGMENT OF RIGHTS:

Company hereby acknowledges the proprietary nature of all the Trademarks, and acknowledges that all rights, title and interest to the Trademarks belong to Licensor. the Office of the Commissioner of Baseball, the Leagues or the Clubs. Company represents that Company has not made any unauthorized use of the Trademarks and agrees that it will make no use of any such
Trademarks, other than as provided in this Agreement, without the prior written consent of Licensor, the Office of the Commissioner of Baseball, the
Leagues or the Clubs, as the case may be. Any use Company has made or will make of the Trademarks has not conferred or will not confer, as the case may be, any rights or benefits upon Company whatsoever, and any rights created by such use shall inure to the benefit of the individual Clubs, the Leagues, the Office of the Commissioner of Baseball and/or Licensor, as the case may be.

SECTION 0. GOODWILL:

Company recognizes the great value of the publicity and good will associated with the Trademarks and, in such connection, acknowledges that such good will belongs exclusively to Licensor, the Office of the Commissioner of
Baseball, the Leagues and/or the Clubs, and that the Trademarks have acquired a secondary meaning in the minds of the purchasing public.

SECTION P. SPECIFIC QUALITY CONTROL OBLIGATIONS: During the Contract Period, and thereafter, Company agrees that:

(1)	Company will not acquire any rights in the Trademarks as a
result of
Company's use thereof pursuant to this Agreement, and all use of the Trademarks shall inure to Licensor's benefit;

(2)	Company agrees it will not, directly or indirectly, attack the title
of Licensor, the Office of the Commissioner of Baseball, the Leagues and/or the Clubs in and to the Trademarks or any copyright, trademark or service mark pertaining thereto, nor will it attack the validity of the license granted hereunder, nor will it use the
Trademarks in any manner other than as licensed hereunder;


(3) Company agrees it will not harm, misuse or bring into disrepute the
Trademarks;

(4)	Company agrees it will manufacture, sell, promote, advertise
and
distribute the Licensed Products in a legal and ethical manner and in accordance with the terms and intent of this Agreement;

(5)	Company agrees it will not create any expenses chargeable to
Licensor
without the prior written approval of Licensor;

(6)	Company agrees it will protect to the best of its ability the right
to manufacture, sell and distribute the Licensed Products hereunder;

(7)	Company will not use the Licensed Products for combination
sales or
make any premium use of Licensed Products (as described in Section B of these Standard Terms and Conditions) except with the prior express written consent of IMG-UK and will exercise due care that its customers likewise refrain from making such use of the Licensed Products;

(8)	Company agrees it will not, without prior written consent of the
Licensor, enter into any sublicense or agency agreement for the manufacture, sale or distribution of the Licensed Products;

(9)	Company agrees it will not engage in tying practices, illegal restraints of trade, or selling practices that exclude any member of the retail trade for any reasons other than poor credit history, known lack of integrity or disregard for the rights of Licensor or Major League Baseball. Nothing in the preceding sentence shall be deemed to require Company to violate any other term of this Agreement;

(10)	Company agrees it will comply with all laws, regulations and standards relating or pertaining to the manufacture, sale, advertising or use of the Licensed Products and shall maintain the highest quality and standards, and shall comply with the requirements of any regulatory agencies which shall have jurisdiction over the Licensed Products. It will also comply with such guidelines and/or requirements as Licensor may announce from time to time;

(11)	Company agrees it will furnish to Licensor, upon request of
IMG-LTK
(which shall be made only for reasonable cause and no more often than once per year), a list of all distributors, sales representatives and jobbers for the Licensed Products, as well as a list of all its "trade names", said list to include the company name, address, telephone number, territorial representation and key contact name. Licensor agrees that Licensor and IMG-UK will not divulge any information provided to it under this paragraph to any competitor;

(12)	Company agrees that it will use its diligent efforts to
actively and
aggressively promote the sale of Licensed Products throughout the Licensed Territory, and Company further agrees it will continue to manufacture, advertise, promote and distribute commercially substantial quantities of Licensed Products continuously throughout the entire duration of the Contract Period;

(13)	Company agrees it will not manufacture or allow the
manufacture of,
or accumulate inventory of Licensed Products at a rate greater than its average rate during the license period as the end of the Contract
Period approaches;

(14)	Company agrees it will not at any time apply for any
registration of
any copyright, trademark, service mark or other designation which would affect the ownership of the Trademarks, or file any document with any governmental authority or take any action which would affect the ownership of the Trademarks or aid or abet anyone in doing so;

(15)	Company will not sell the Licensed Products to parties who it knows
or reasonably should know will resell or distribute such products outside the Licensed Territory;

(16)	Company will not disclose any confidential, private,
restricted or
otherwise nonpublic information concerning Major League Baseball which, it acknowledges, it may become privy to during the Contract Period of this Agreement;

(17)	Company will not grant to any third person or entity a
security
interest in the Licensed Products without Licensor's prior written approval;

(18)	With respect to any Licensed Products manufactured outside the
Licensed Territory, Company agrees: (i) Company will take receipt of goods only at ports of entry located in the Licensed Territory, (ii) Company will not allow any entity in the Licensed Territory, including but not limited to distributors, wholesalers and retailers, to accept shipment of the Licensed Products from any manufacturer of such products located outside the Licensed Territory, and (iii) Company will distribute such Licensed Products to third parties, including but not limited to distributors, wholesalers and retailers, from Company's principal place of business only; and

(19)	Company has not had and does not have an investment or
interest in
casinos, any other form of legalized gambling enterprise, or any activity that Licensor has previously notified Company to have been made unauthorized or contrary to official policy of Major League Baseball.

SECTIQN Q. SUBCONTRACT MANUFACTURERS.

Set forth in Paragraph 10 of this Agreement is a list of the names, addresses, telephone numbers and names of principal contacts of each party
(hereinafter referred to as a "Manufacturer"), that Company desires or intends to have produce one or more of the Licensed Product(s) (in the event
Company desires not to be the manufacturer of such Licensed Product(s)). In this list set forth in Paragraph 10, Company shall specify in writing the
Licensed Product(s) which each Manufacturer will produce. In the event
Company later wishes to substitute a Manufacturer for one of those listed in the list, or wishes to add an additional party to this list of Manufacturers, Company shall first provide IMG-UK, with the information set forth in that list regarding the proposed new Manufacturer for Licensor's written approval of such proposed Manufacturer. Company's failure to do so may result in termination of this Agreement and/or confiscation and seizure of the Licensed Product(s). Company shall ensure that:

(a)	Manufacturer produces no merchandise bearing the Trademarks
other than the Licensed Product(s) described in this Agreement, unless authorized by Licensor;

(b)	Manufacturer produces the Licensed Product(s) only as and when directed by Company and in accordance with the terms herein and in compliance with all laws, regulations and governmental rules applicable to the Licensed Product(s)
      and/or their manufacture;

(c) Manufacturer does not supply the Licensed Product(s) to any person, firm, corporation or business entity other than Company or to such entities as may be authorized by Company and Licensor jointly; and

(d)	Manufacturer does not delegate in any manner whatsoever its
obligations with respect to the Licensed Product(s).


Prior to the delivery of the Licensed Product(s) from Manufacturers to
Company, Company shall submit to IMG-UK, free of cost, for written approval as to quality and style, at least two samples of the Licensed
Product(s)
produced by Manufacturer.

SECTION R. APPROVAL OF MANUFACTURER:

Nothing contained herein may be construed so as to imply endorsement of
Manufacturer by Licensor, the Office of the Commissioner of Baseball, the
Leagues or the Clubs. Company shall submit to IMG-UK, for written approval or disapproval thereof by Licensor, a request for written approval of
Manufacturer prior to Company's engagement of Manufacturer. Any approval of
Manufacturer granted by Licensor relates solely to the manufacturing of the
Licensed Product(s) and shall not constitute a grant of any right, title or interest in or to the Trademarks, in or to any copyrights, service marks, trademarks or other property rights associated therewith. Licensor hereby reserves the right to terminate in its discretion the engagement of Manufacturer at any time. Additionally, Licensor may confiscate goods or samples imported by Company or shipped by Manufacturer that bear any of the
Trademarks and that have not -been approved by Licensor as to quality.

SECTION S. DISTRIBUTION:

Set forth in Paragraph I I of this Agreement is a list of the names, addresses, telephone numbers and names of principle contacts of each party
(hereinafter referred to as a "Distributor"), that Company desires or intends to have distribute one or more of the Licensed Products in the event
Company desires not to be the sole distributor of such Licensed
Products.
For these purposes, a "Distributor" shall mean any individual or entity, other than consumers or entities that sell directly to consumers, to whom
Company sells or otherwise provides the Licensed Products for subsequent sale or distribution. Company shall specify in writing the Licensed Products which each Distributor will distribute. In the event Company later wishes to substitute a Distributor for one of those listed in the list, or wishes to add an additional party to this list of Distributors, Company shall first provide IMG-UK with the information set forth in that list regarding the proposed new Distributor for Licensor's written approval of such proposed
Distributor. Company's failure to do so may result in termination of this
Agreement and/or confiscation and seizure of the Licensed
Product(s).
Company shall ensure that:

(a)	Distributor distributes no merchandise bearing the Trademarks other than the Licensed Product(s) described in this Agreement, unless authorized by Licensor;

(b)	Distributor distributes the Licensed Products only as and when directed by Company and in accordance with the terms herein and in compliance with all laws, regulations and government rules applicable to the Licensed Products and/or their distribution;

(c)	Distributor does not alter or modify, or add any labels,
hangtags or other items featuring Distributor's corporate identification or other Distributor identification unless authorized in advance in writing by Licensor;

(d)	Distributor does not delegate in any manner its obligations
with respect to the Licensed Products; and

(e)	Distributor does not advertise or promote its distribution of the Licensed Products or its relationship to Major League Baseball, without Licensor's prior written authorization.

Company shall sell Licensed Products to jobbers, wholesalers, distributors or retailers for sale or resale and distribution to retail stores and merchants for their resale and distribution or directly to the public. In the event Company sells or distributes a Licensed Product at a special price directly or indirectly to itself including, without limitation, any subsidiary of Company, or to any other person, firm or corporation related in any manner to Company or its officers, directors or major stockholders,
Company shall pay compensation with respect to such sales or distribution based upon the price generally charged the trade by Company.

SECTION T. TERMINATION:

Licensor shall have the right to terminate this Agreement without prejudice to any other rights which it may have whether under the provisions of this
Agreement, in law or in equity or otherwise, upon the occurrence of any one or more of the following events (herein called "defaults") and Company's failure to cure such default(s) completely within ten (10) Licensor business days from receipt of notice from Licensor:

(a)	If Company falls to deliver to IMG-UK or to maintain in full force and effect the insurance referred to in Section L hereof, or

(b)	If Company fails to make any payment due hereunder on the date due, at which time all monies which are owed during the current term or renewal referred to in this Agreement shall become due and payable to Licensor; or

(c)	If the Company fails to deliver any of the statements referred to in this Agreement or to give access to the premises and/or license records pursuant to the provisions hereof to Licensor's authorized representatives for the purposes permitted hereunder; or

(d)	If any governmental agency or court of competent jurisdiction finds that the Licensed Product(s) is defective in any way, manner or form; or

(e)	If Company is unable to pay its debts when due, or makes any assignment for the benefit of creditors or any arrangement pursuant to any bankruptcy law, or files or has filed against it any petition under the bankruptcy or insolvency laws of any jurisdiction, country or place, or shall have or suffer a receiver or trustee to be appointed for its business or property, or to be adjudicated a bankrupt or an insolvent. In the event the license granted hereunder is terminated pursuant to this Section T, neither Company nor its receivers, representatives, trustees, agents, administrators, successors and/or assigns shall have any right to sell, exploit or otherwise deal with or in the Licensed
Product(s) without the prior written consent of Licensor; or

(f)	If Company is in default of its obligations pursuant to
Paragraph 6 of this Agreement; or; or

(g)	If Company shall discontinue its business as it is now
conducted; or

(h)	If Company shall breach any of the undertakings set forth in
Section P hereof, or

(i)	If Company shall breach any of the terms of this Agreement; or

If, in the periodic statements furnished pursuant to Section G of this Agreement, the amounts owed to Licensor are significantly or consistently understated; or

(k)	If Company shall undergo a change in majority or controlling ownership.

In the event any of these defaults occurs and Licensor desires to exercise its rights of termination under the terms of this Section T, Licensor shall give notice of termination in writing to Company. Any and all payments then or later due from Company hereunder


(including guaranteed minimum annual royalty) shall then become promptly due and payable in full to Licensor and without set off of any kind; i.e. no portion of any prior payments made to Licensor shall be repayable to Company. Until payment to Licensor of the monies due it, Licensor shall have a lien on any units of the Licensed Product(s) not then disposed of by
Company and on any monies due Company from any jobber, wholesaler, distributor, sublicensee or other third parties with respect to sales of the
Licensed Product(s). Upon termination or expiration of the Contract Period hereof, all rights, licenses and privileges granted to Company hereunder shall automatically revert to Licensor and Company shall execute any and all documents evidencing such automatic reversion.

SECTION U. FINAL STATEMENT UPON TERMINATION OR EXPIRATION:

Company shall deliver, as soon as practicable, to IMG-LTK, following expiration or termination of this Agreement, a statement indicating the number and description of the Licensed Products on hand. Following expiration or termination Company may manufacture no more Licensed Products, but may continue to distribute its remaining inventory for that period of time designated in Paragraph 12 of this Agreement (the "Sell-Off Period), subject to the terms of Section P(4) and payment of applicable royalties relative thereto; provided, however, that such royalties shall not be applicable against Guaranteed Compensation. Notwithstanding the foregoing,
Company shall not manufacture, sell or distribute any Licensed Products after the expiration or termination of this Agreement because of (a) the failure of Company to cause the appropriate statutory notice of copyright, trademark, service mark or user registration to appear wherever the Trademarks are used; (b) the departure of Company from the quality and style approved by Licensor under the terms of Section D hereof-, (c) the failure of Company to obtain the approval of Licensor under the terms of Section D hereof, or (d) the occurrence of an event of default under the terms of
Section T hereof. Licensor or its representatives shall have the option to conduct physical inventories before termination and continuing until the end of the Sell-Off Period in order to ascertain or verify such inventories and/or statements. Immediately upon expiration of the Sell-Off Period,
Company shall furnish IMG-UK with a detailed statement showing the number and description of Licensed Products on hand in its inventory, and Company shall dispose of such inventory at Licensor's direction and at Company's expense. In the event Company refuses to permit Licensor or its representatives to conduct such physical inventory, Company shall forfeit its rights hereunder to dispose of such inventory. In addition to such forfeiture, Licensor shall have recourse to all other remedies available to it.

SECTION V. INJUNCTION:

Company acknowledges that its failure to perform any of the terms or conditions of this Agreement, or its failure upon the expiration or termination of this Agreement to cease the manufacture of the Licensed
Product(s) and limit their distribution and sale as provided in Section U hereof, shall result in immediate and irreparable damage to Licensor.
Company also acknowledges that there may be no adequate remedy at law for such failures and that in the event thereof Licensor shall be entitled to equitable relief in the nature of an injunction and to all other available relief, at law and/or in equity.

SECTION W. NON-ASSIGNABILITY:

(1)	Company acknowledges and recognizes:

(i)	that Company has been granted the license hereinbefore
described because of Company's particular expertise, knowledge, judgment, skill and ability;

(ii)	that Company has substantial and direct responsibilities to
perform this Agreement in accordance with all of the terms contained herein;

(iii)	that Licensor is relying upon Company's unique knowledge,
experience and capabilities to perform this Agreement in a specific manner consistent with the high standards of integrity and quality associated with Major
League Baseball as a national sport and with Major League
Baseball licensed merchandise; and

(iv)	that the granting of the license under this Agreement creates
a
relationship of confidence and trust between Licensor and Company.

(2)	This Agreement is personal to Company, and Company shall not sublicense or franchise any of its rights hereunder, and neither this
Agreement nor any of the rights of Company hereunder shall be sold, transferred or assigned by Company without Licensor's prior written approval and no rights hereunder shall devolve by operation of law or otherwise upon any assignee, receiver, liquidator, trustee or other party. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto, their successors and assigns.

SECTION X. MISCELLANEOUS PROVISIONS.

(1)	Reservation Of Rights:

Licensor retains all rights not expressly and exclusively conveyed herein, and Licensor may license firms, individuals or partnerships or corporations to use the Trademarks, artwork and textual matter in connection with other products, including other products identical to the Licensed Products contemplated herein. Licensor reserves the right to use, or license others to use and/or manufacture, identical items as premiums.

(2)	Waiver, Modification, Etc.

No waiver, modification or cancellation of any term or condition of this
Agreement shall be effective unless executed in writing by the party charged therewith. No written waiver shall excuse the performance of any act other than those specifically referred to therein. No waiver by either party hereto of any breach of this Agreement shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision hereof.
The exercise of any right granted to either party hereunder shall not operate as a waiver. The normal expiration of the Contract Period of this
Agreement shall not relieve either party of its respective obligations accruing prior thereto, nor impair or prejudice the respective rights of either party against the other, which rights by their nature survive such expiration. Licensor makes no warranties or representations to Company except those specifically expressed herein.

(3)	No Partnership, Etc.:

This Agreement does not constitute and shall not be construed as constituting an agency, partnership or joint venture relationship between
Company and Licensor, IMG-UK, the Office of the Commissioner of Baseball, the Leagues and/or the Clubs. Company shall have no right to obligate or bind Licensor in any manner whatsoever, and nothing herein contained shall give or is intended to give any rights of any kind to any third persons.

(4)	Paragraph Headings.

Paragraph headings contained in this Agreement are for convenience only and shall not be considered for any purpose in governing, limiting, modifying, construing or affecting the provisions of this Agreement and shall not otherwise be given any legal effect.

(5)	Construction:

This Agreement shall be construed in accordance with the laws of the State of New York.


(6)	Severability

The determination that any provision of this Agreement is invalid or unenforceable shall not invalidate this Agreement, and the remainder of this
Agreement shall be valid and enforceable to the fullest extent permitted by law.

(7)	Time Of The Essence:

Time is of the essence for all parts of this Agreement.

(8)	Miscellaneous:

By executing this Agreement, Company acknowledges that this Agreement is for the Contract Period specified in Paragraph I of this Agreement only and that neither the existence of this Agreement or anything contained herein shall impose on Licensor any obligation to renew or otherwise extend this Agreement after expiration of the Contract Period.

(9)	Integration :

This Agreement, when fully executed, shall represent the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all previous representations, understandings or agreements, oral or written, between the parties with respect to the subject matter hereof.

(10)	Acceptance By Licensor:

This instrument, when signed by a representative of Company, shall be deemed an application for a license and not a binding agreement unless and until signed by Licensor. The receipt and/or deposit by Licensor of any, check or other consideration given by Company and/or delivery of any material by
Licensor to Company shall not be deemed an acceptance by Licensor of this application. The foregoing shall also apply to any documents relating to renewals or modifications hereof.

----- END ----


EXHIBIT 10.64

Contract No. ML-2474C

MAJOR LEAGUE BASEBALL PROPERTIES, INC.
	LICENSE AGREEMENT

THIS LICENSE AGREEMENT by and between Major League Baseball
Properties, Inc., 350 Park Avenue. New York, NY 10022 (hereinafter referred to as "Licensor"), as agent for the Major League Baseball Clubs (the "Clubs"), and Innovo Group, Inc., 27 North Main Street,
Springfield,/,TN 37172

(hereinafter referred to as "Licensee"). This Agreement is not effective until signed by the parties hereto.

THIS WILL CONFIRM OUR AGREEMENT AS FOLLOWS:

	1. GRANT OF LICENSE: Licensor grants to Licensee for the term of this
Agreement, subject to the terms and conditions hereinafter
contained, the
non-exclusive license to utilize the names, characters, symbols, designs,
likenesses and visual representations described in Schedule A attached
hereto (herein such names. characters, symbols,
designs, likenesses and visual representations are collectively called
"Logos"), to be used solely in connection with the manufacture, distribution, promotion, advertisement and sale of the article or articles specified in Schedule B attached hereto (herein such article or articles are
called "Licensed Product(s)"). This license does not constitute and may not
be used so as to imply the endorsement of the Licensed Product(s) or any
other product of Licensee by Licensor, the Office of the
Commissioner of
Baseball, the American or National League of Professional Baseball
Clubs
(hereinafter referred to as the "Leagues") or the Clubs. While the
Logos
licensed herein may be used as trademarks subject to the terms of this
License Agreement, the Logos are not licensed herein for use as certification marks or indications of a particular standard of quality. Any exclusivity granted hereunder shall be subject to presently
outstanding
agreements granted by the Clubs. Further, any exclusivity granted hereunder
shall pertain only to the extent of the items described and, if given, at
the price set forth in Schedule E. Licensor warrants and represents that as
the agent for the Clubs, pursuant to authority granted by the Clubs, it has
the full authority to license the Logos in connection with the manufacture,
distribution, promotion, advertisement and sale of the Licensed
Product(s). 	1

2. TERRITORY: Licensee shall b e entitled to use the license granted hereunder only in the territory described in Schedule C attached hereto
(herein such territory is called "Licensed Territory"). Licensee will not make use of or authorize any use of this license or the Licensed Product(s) outside the Licensed Territory or distribute or sell the Licensed Product(s) directly or through others to retailers outside the Licensed Territory.

3. LICENSE PERIOD: The license granted hereunder shall be effective and terminate as of the dates specified in Schedule D attached hereto, unless sooner terminated or renewed in accordance with the terms and conditions hereof.

4. PAYMENT: A. Advance and Guaranteed Compensation: Licensee agrees to pay Licensor the sums specified in Schedule E attached hereto, as advance minimum compensation (herein called "Advance Compensation") and as guaranteed minimum compensation (herein called "Guaranteed Compensation").
The Advance Compensation shall be paid as set forth in Schedule E. and shall apply against Percentage Compensation as defined below. The Guaranteed
Compensation shall be paid as provided in Schedule E except to the extent that paid Advance Compensation and annual cumulative payments of Percentage
Compensation shall theretofore have offset all or a portion of the total of such Guaranteed Compensation. Notwithstanding the foregoing, no part of
Percentage Compensation which may be attributable to premium sales (as defined hereunder) of the Licensed Product(s) shall serve to offset any part of the Total Guaranteed Compensation specified in Schedule E. No part of such Advance Compensation and no part of such Guaranteed Compensation shall be repayable to Licensee in any event, except as is expressly provided for herein.

B. Percentage Compensation: Licensee agrees to pay Licensor a sum equal to the percentage specified in Schedule E (or Licensor's prevailing rate, if greater) of all net sales (as defined below) by Licensee or any of its affiliated, associated or subsidiary entities of the Licensed Product(s) covered by this Agreement. (Such percentage of net sales is herein called
"Percentage Compensation.") Percentage Compensation shall be payable concurrently with the periodic statements required in the following paragraph, except to the extent offset by Guaranteed Compensation theretofore remitted. The term "net sales" shall mean gross sales based on the wholesale price to the retail trade less quantity discounts and actual returns, but no deduction shall be made for uncollectible accounts, commissions, taxes, discounts other than quantity discounts, such as cash discounts and discounts attributable to the issuance of a letter of credit, or any other amount. No costs incurred in the manufacture, sale, distribution, promotion or advertisement of the Licensed Product(s) shall be deducted from any Percentage Compensation payable by Licensee. Said Percentage Compensation shall also be paid by Licensee to Licensor on all
Licensed Product(s) (including, without limitation, any irregulars, seconds, etc. distributed pursuant to the provisions of Paragraph 10 of this Agreement) distributed by Licensee or any of its affiliates. associated or subsidiary entities even if not billed or billed at less than usual net sales price for such Licensed Products and shall be based upon the usual net sales price for such Licensed Product(s) sold to the trade by Licensee. Any late payments of Advance
Compensation, Guaranteed Compensation or Percentage Compensation shall require Licensee to pay Licensor, in addition to the amounts due, interest at one percent(1%) per month or the highest prime lending rate of Chemical
Bank during the period such amounts are delinquent, whichever is greater, on the amounts delinquent for he period of the delinquency, without prejudice to any other rights of Licensor in connection therewith.

C. Catalog Contribution: Licensee agrees that licensor shall have the right in its sole discretion and in a style and manner in which it chooses, to print catalogs, sales sheets or brochures (hereinafter "catalogs") Wherein representative merchandise from licensees of Licensor shall be displayed.

S. PERIODIC STATEMENTS: Within thirty (30) days after the first day of the license period. and 1romptly on the I 5th day of every calendar month
thereafter, Licensee shall furnish to Licensor complete and accurate statements, certified to be accurate by Licensee, or if a corporation. by an
officer of Licensee. showing the sales volume 	of each Licensed
Product
(itemized by Club, for each applicable Licensed Product), gross sales price,
itemized
	deductions from gross sales price, and net sales price of the licensed
Product(s) distributed and/or sold by Licensee
	during the preceding calendar month, together with any returns made during
the preceding calendar month. Such 	statements shall be furnished to
Licensor
whether or not any of the Licensed Product(s) have been sold. or any payment
	to Licensor whether or not any Licensed Product(s) have been sold, or any
payment is shown to be due Licensor, during the calendar months in which
such statements we due. Licensee shall furnish to
	Licensor sufficient background information so as to make such statements
intelligible to Licensor, and on an annual basis,
	a complete list of Licensee's customers to whom Licensed
Product(s) have
been sold. Licensor agrees that it will not
	divulge said customer list to any other licensee, to any other competitor
licensing organization, or to any competitor of
	Licensee. Receipt or acceptance by Licensor of any of the
statements
furnished pursuant to the Agreement or of any 	sums paid hereunder
shall not
preclude licensor from questioning the correctness thereof at any time. and in
the event	that any inconsistencies or mistakes are discovered in
such statements
or payments, they shall immediately be rectified and the appropriate payments made by Licensee. Late payment penalties. if any, shall be made pursuant to Paragraph
	4b. Upon demand of Licensor, Licensee "I at its own expense, but not more than once in any twelve (12) month will furnish to licensor a detailed statement certified by an independent certified public accounting firm approved by Licensor showing the sales volume of each Licensed Product
(itemized by Club, for each applicable Licensed Product), gross sales price, itemized deductions from gross sales price and net sales price of the
Licensed Product(s)
covered by this Agreement distributed and/or sold by licensee to the date of the Licensor's demand. All amounts payable pursuant to this Agreement shall be in U.S. dollars only.

6. BOOKS AND RECORDS: Licensee shall keep, maintain and preserve in its principal place of business for at least two (2) years following termination or expiration of this Agreement or any renewal thereof, complete and accurate records and accounts covering all transactions relating to this
Agreement and pertaining to the various items required to be shown on the statements to be submitted by Licensee, including, without limitation, invoices, correspondence and banking, financial and other records in Licensee's possession or under its control. Such records and accounts shall be available for inspection and audit (and copying at Licensees, expense) at any time or times during or after the term or terms of this Agreement during reasonable business hours and upon reasonable notice by Licensor or its representatives. Licensee agrees not to cause or permit any interference with Licensor or representatives of licensor in the performance of their duties of inspection and audit.

The exercise by Licensor, in whole or in part or at any time or times, of the right to audit records and accounts or of any other right herein granted, the acceptance by Licensor of any statement or statements or the receipt and deposit by Licensor of any payment tendered by or on behalf of Licensee shall be without prejudice to any rights or remedies of Licensor and shall not stop or prevent Licensor from thereafter disputing the accuracy of any such statement or payment.

If pursuant to its right hereunder to audit and inspect Licensor causes an audit and inspection to be instituted which thereafter discloses a deficiency of three percent (3%) or more between the amount found to be due to Licensor and the amount actually paid or credited to Licensor, then
Licensee shall be responsible for payment of the entire deficiency, together with interest thereon at the then current prime rate of Chemical Bank or its successor from the date such amount became due until the date of payment, and die costs and expenses of such audit and inspection. If the audit discloses a deficiency of less than three percent (3%) between the amount found to be due to Licensor and the amount actually paid or credited to
Licensor, and if the amount actually paid or credited to licensor plus the deficiency exceeds the Guaranteed Compensation for the period covered by the deficiency. then Licensee shall pay Licensor the amount of the deficiency plus interest as calculated above.

7. INDEMNINCATIONS AND PROTECTIONS: A. licensor hereby agrees to indemnify, defend and hold Licensee and its owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims. suits, damages or costs (including reasonable attorneys' fees and expenses) arising from (I) challenges to Licensor's authority as agent for and pursuant to authority granted by the Clubs to license the Logos in connection with the manufacture, distribution, promotion, advertisement and sale of the Licensed




Product(s) or (ii) assertions to any claim of right or interest in or to the Logos as authorized and used on the Licensed Products, provided in each case that Licensee shall give prompt written notice, cooperation and assistance to Licensor relative to any such claim or suit, and provided further in each case that Licensor shall have the option to undertake and conduct the defense of any suit so brought and to engage in settlement thereof at its sole discretion.

B. Licensee shall assist Licensor, to the extent necessary, in the procurement of any protection or to protect any of Licensor's rights to the
Logos, and Licensor, if it so desires and in its sole discretion, may commence or prosecute any claims or suits in its own name or in the name of
Licensee or join Licensee as a party thereto. Licensee shall notify Licensor in writing of any infringements or imitations by others of the Logos of which it is aware. Licensor shall have the sole right to determine whether or not any action shall be taken on account of such infringements or imitations. Licensee shall not institute any suit or take any action on account of any such infringements or imitations without first obtaining the written consent of Licensor to do so. Licensee agrees that it is not entitled to share in any proceeds received by Licensor (by settlement or otherwise) in connection with any formal or informal action brought by
Licensor hereunder.

C. Licensee hereby agrees to indemnify, defend and hold Licensor, the
Clubs, the Leagues and the Office of the Commissioner of Baseball and their respective owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages and costs (including reasonable attorneys' fees and expenses) arising out of (i) any unauthorized use of or infringement of any trademark, service mark, copyright, patent, process, method or device by Licensee in connection with the Licensed Product(s) covered by this Agreement,
(ii)
alleged defects or deficiencies in said Licensed Product(s) or the use thereof, or false advertising, fraud, misrepresentation or other claims related to the Licensed Product(s) not involving a claim of right to the
Logos, (iii) the unauthorized use of the Logos or any breach by Licensee of this Agreement, (iv) libel or slander against, or invasion of the right of privacy, publicity or property of, or violation or misappropriation of any other fight of any third party, and/or (v) agreements or alleged agreements made or entered into by Licensee to effectuate the terms of this Agreement.
Licensor shall give Licensee notice of the making of any claim or the institution of any action hereunder and Licensor may at its option participate in any action. The indemnifications hereunder shall survive the expiration or termination of this Agreement.

8. INSURANCE: Licensee agrees to obtain, at its own cost and expense, comprehensive general liability insurance including product liability insurance from an insurance company acceptable to Licensor, providing adequate protection for Licensor, the Clubs, the Leagues, the Office of the
Commissioner of Baseball and Licensee against any claims or suits arising out of any of the circumstances described in Paragraph 7C above for which insurer is able to provide insurance, in an amount no less than $3,000,000.00 (three million dollars) per incident or occurrence, or Licensee's standard insurance policy limits, whichever is greater, and with a reasonable deductible in relation thereto. Such insurance shall remain in force at all times during the license period and for a period of five years thereafter. Within thirty (30) days from the date hereof, Licensee will submit to Licensor a fully paid policy or certificate of insurance naming
Licensor, the Leagues and the Office of the Commissioner of Baseball as additional insured parties and requiring that the insurer shall not terminate or materially modify such policy or certificate of insurance without written notice to Licensor at least thirty (30) days in advance thereof.

9. COPYRIGHT AND TRADEMARK NOTICES AND REGISTRATIONS: Licensee further agrees that in any instance wherein the Logos of the Clubs and/or the Leagues are used, the following general notice shall be included (i.e., on the product, on a label, on the packaging material or on a separate slip of paper attached to the product): "The Major League Club insignias depicted on this product are trademarks which are the exclusive property of the respective Major League Clubs and may not be reproduced without their written consent." Further, all products containing the Logos shall contain a hangtag and label with Licensee's name stating "Genuine Merchandise" and containing the Major League Baseball silhouetted batter logo and, where appropriate, the Major League Baseball Cooperstown Collection logo or Major
League Baseball Authentic Diamond Collection logo. All Licensed Product(s) shall contain a permanently affixed label that displays Licensee's name. All
Licensed Product(s) components which bear any of the Logos (embroidered emblems, cloth or paper labels, hangtags, etc.) shall be manufactured in-house by Licensee or shall be obtained only from one or more suppliers officially authorized by Licensor to produce those components. All Licensee advertisements displaying the Logos, all retailer advertisements featuring
Licensed Product(s) and of which Licensee has knowledge or any Licensed
Product(s), shall contain the words "Genuine Merchandise" and the silhouetted batter logo. Licensee shall require those to whom it sells
Licensed Product(s) directly or indirectly to display the words
"Genuine
Merchandise" (or such other appropriate notice as directed by Licensor) and the silhouetted batter logo in all advertisements. All uses of the Logos shall also include any designations legally required or useful for enforcement of copyright, trademark or service mark rights (e.g., "(c),"
"(R)" or "TM"). Licensee shall submit a copy of its specifications for all of the above notices (including copies of its artwork, layouts or mold blueprints) to Licensor for its review. Licensor shall have the fight to revise the above notice requirements and to require such other notices as shall be reasonably necessary to protect the interests of Licensor, the
Clubs and/or the Leagues in the respective Logos. Licensee agrees to advise Licensor of the initial date of the marketing of each Licensed
Product, and upon request, to deliver to Licensor the required number and type of specimen samples of the Licensed Product, labels or the like upon which the Logos are used for use in procuring copyright, trademark and/or service mark registrations in the name of and at the expense of the person, firm, corporation or other legal entity owning the Logos, in compliance with any laws relating to copyright, trademark and service mark registrations.
Except to the extent set forth in any schedules attached to this Agreement,
Licensor, the Clubs and/or the Leagues shall be solely responsible for taking such action as it or they deem appropriate to obtain such copyright, trademark or service mark registrations for its or their Logos. If it shall be necessary for Licensee to be the applicant to effect any such registrations, Licensee shall and hereby does assign all of its fights in each such application and any resulting registration to Licensor or any other appropriate owner thereof, and further agrees to execute all papers necessary to effectuate and/or confirm such assignments. Licensee shall perform all acts necessary and execute all documents necessary to effectuate its registration as a user of the Logos where such registration is needed.

Licensee also agrees that, in any case where it employs the services of photographers or artists in connection with the production, promotion, marketing or distribution of the Licensed Product(s), it will require each such photographer or artist to agree that the photographic or artistic works he or she produces for Licensee shall be "works made for hire" for the purposes of the copyright laws, and that to the extent such photographic or artistic works may not qualify as "works made for hire," the copyright in each such work is assigned to Licensee.

10. APPROVALS: Licensor shall have absolute approval of the Licensed Product(s) and of all packaging, advertising and promotional material at all stages of the development thereof. Licensee agrees to furnish in a timely manner to Licensor, free of cost, for its written approval as to quality and style, designs of each Licensed Product and samples of each Licensed Product before its manufacture, sale, promotion, advertisement, order distribution, which ever first occurs, and samples of all advertising, point-of-sale displays, catalogs, sales sheets and other items that display or picture the
Logos, and no such Licensed Product or other such materials shall be manufactured, sold, promoted, advertised or distributed by Licensee without such prior written approval. In particular, no use of any Logo or Logos shall be made on stationery of Licensee (specifically including, without limitation, letterhead, envelopes, business cards, shopping bags, invoices, statements, packing slips, etc.) without Licensor's express written approval in advance of any such use. In addition, no irregulars, seconds or other Licensed Products which do not conform in all material respects to the approved samples may be distributed or sold without the express written advance consent of Licensor. All such sales, if made, shall bear Percentage Compensation as set forth in Paragraph 4.B. Subject, in each instance, to the prior written approval of Licensor, Licensee or its agents may use textual and/or pictorial matter pertaining to the Logos on such promotional display and advertising material as may, in its judgment, promote the sale of the Licensed Product(s). All promotional display and advertising material must contain and prominently display the official logo of Licensor. Ten samples of each Licensed Product shall be supplied free of cost to Licensor, and one to each Club whose Logos are used on such
Licensed Product(s). From time to time subsequent to final approval, a reasonable number of production samples shall periodically be sent to
Licensor free of cost. Such samples shall also be sent upon any change in design, style or quality, which shall necessitate subsequent approvals by
Licensor. Additional samples shall be supplied to Licensor upon request at no more than cost. Licensor shall also have the right to inspect Licensee's plants, warehouses or store facilities at any reasonable time without notice.

In the event that any item or matter submitted to Licensor under this
Agreement for approval or consent shall not have been approved or consented to, disapproved or denied, or commented upon within twenty (20) Licensor business days after receipt thereof by Licensor (both Licensing Director and
Licensed Product Compliance), and Licensor (both Licensing Director and
Licensed Product Compliance) shall have received notice from Licensee that comment is overdue by telegram or other written com-munica6on, and Licensor shall not have commented within five (5) additional Licensor business days of receipt of such notice, any items or matters so submitted shall be deemed approved and consented to.

In any instance where any matter is required to be submitted to Licensor for Licensor's approval, that approval shall be granted or withheld in Licensor's sole discretion.

11. DISTRIBUTION: Licensee shall sell the Licensed Product(s) to jobbers, wholesalers, distributors or retailers for sale or resale and distribution to retail stores and merchants for their resale and distribution or directly to the public. In the event Licensee sells or distributes a Licensed Product at a special price directly or indirectly to itself, including, without limitation, any subsidiary of Licensee, or to any other person, firm or corporation related in any manner to Licensee or its officers, directors or major stockholders, Licensee shall pay compensation with respect to such sales or distribution based upon the price generally charged the trade by Licensee.

12. GOODWILL: Licensee recognizes the great value of the publicity and good will associated with the Logos and, in such connection, acknowledges that such good will belongs exclusively to Licensor, the Clubs, the Office of the Commissioner of Baseball and/or the Leagues and, that the
Logos have acquired a secondary meaning in the minds of the purchasing public.

13. SPECIFIC UNDERTAKINGS OF LICENSEE: During the license period, each additional license period if any and thereafter, Licensee agrees that:

A. It will not acquire any rights in the Logos as a result of its use thereof and all use of the Logos shall inure to Licensor's benefit;

B. It will not, directly or indirectly, attack the title of Licensor, the Clubs, the Office of the Commissioner of Baseball and/or the Leagues in and to the Logos or any copyright, trademark or service mark pertaining thereto, nor will it attack the validity of the license granted hereunder, nor will it use the Logos in any manner other than as licensed hereunder;

C. It will not at any time apply for any registrarion of any copyright, trademark, service mark or other designation which would affect the ownership of the Logos, or file any document with any governmental authority or take any action which would affect the ownership of the Logos or aid or abet anyone in doing so;




D. It will not harm, misuse or bring into disrepute the Logos;

E. It will manufacture, sell, promote, advertise and distribute the Licensed Product(s) in a legal and ethical manner and in accordance with the terms and intent of this Agreement;

F. It will not create any expenses chargeable to Licensor without the prior written approval of Licensor:

G. It will protect to the best of its ability the fight to manufacture, sell and distribute the Licensed Product(s) hereunder;

H. It will not use the Licensed Product(s) for combination sales, as self-liquidating or free giveaways or for any similar method of merchandising without the prior written consent of Licensor and will exercise due care that its customers likewise will refrain from making such use of the Licensed Product(s);

I. It will not, without the prior written consent of Licensor, enter into any sublicense or agency agreement for the manufacture, sale, promotion, advertisement or distribution of the Licensed Product(s);

J. It will not engage in tying practices, illegal restraints of trade, or selling practices that exclude any members of the retail trade for any reason other than poor credit history, known lack of integrity or disregard for the rights of Licensor or Major League Baseball. Nothing in the preceding sentence shall be deemed to require Licensee to violate any other term of this Agreement;

K. It will not use, or knowingly permit the use of, the Licensed Product(s) as a premium, except with the prior written consent of Licensor and the specific negotiation of a higher royalty payment therefor. For purposes of this subparagraph and Paragraph 19 below, the term "premium" shall be defined as including, but not necessarily limited to, free or self-liquidating items offered to the public in conjunction with the sale or promotion of a product or service, including traffic building or continuity visits by the consumer/customer, or any similar scheme or device. the prime intent of which is to use the Licensed Product(s) in such a way as to promote, publicize and/or sell the products, services or business image of the third party company or manufacturer. "Premium" use shall also specifically include distribution of the Licensed Product(s) for retail sale through distribution channels (including, without limitation. catalogs) offering earned discounts or "bonus" points based upon the extent of usage of the offeror's product or service;

L. It will comply with such guidelines and/or requirements as Licensor may announce from time to time. It will comply with all laws, regulations and standards relating or pertaining to the manufacture, sale, advertising or use of the Licensed Product(s) and shall maintain the highest quality and standards, and shall comply with the requirements of any regulatory agencies
(including, without limitation, the United States Consumer Safety Commission) which shall have jurisdiction over the Licensed Product(s);

M. It guarantees that Licensor, Clubs, official Club and/or Licensor retail stores, Club in-stadium concessionaires and the Clubs belonging to
The National Association of Professional Baseball Leagues ("NAPBL Clubs") will obtain the Licensed Product(s) for retail sale at lowest possible wholesale prices and shall receive prompt shipments and/ or deliveries of the Licensed Product(s), without regard to the relatively small volume their orders may represent. Licensor, Clubs and NAPBL Clubs may obtain the Licensed Product(s) for their use, but not resale, at the manufacturer's lowest possible price, which shall in no event be greater than its lowest wholesale price;

N. It will furnish to Licensor, upon request of Licensor (which shall be made only for reasonable cause and no more often than once per year), a
list of all its distributors, sales representatives and jobbers for the
Licensed Product(s), as well as a list of all its "trade names," said list to include the company name, address, telephone number, territorial representation and key contact name. Licensor agrees that it will not divulge any information provided to it under this paragraph to any other competitor licensing organization;

0. Concurrently with its execution of this Agreement, it will provide
Licensor with the names, addresses, telephone numbers and names of principal contacts of each party (hereinafter referred to as "Manufacturer"), both domestic and foreign, that Licensee desires or intends to have produce one or more of the Licensed Products in the event Licensee desires not to be the manufacturer of such Licensed Product(s). This information shall be set out in Schedule of this Agreement and Licensee shall specify the Licensed
Product(s) Manufacturer will produce. In the event Licensee wishes to substitute a Manufacturer for those listed in Schedule F or wishes to add to the number of Manufacturers, Licensee shall first provide Licensor with the information set out in Schedule F regarding the proposed new Manufacturers for Licensor's written approval of such Manufacturers. Licensee's failure to do so may result in termination of this Agreement and/or confiscation and seizure of the Licensed Product(s). Licensee shall ensure that:

(a) Manufacturer produces no merchandise bearing the Logos other than the Licensed Product(s) described in Schedule F of this Agreement unless authorized by Licensor;

(b) Manufacturer produces the Licensed Product(s) only as and when directed by Licensee and in accordance with the terms herein and in compliance with all laws, regulations and governmental rules applicable to the Licensed Product(s) and/or their manufacture;




(c) Manufacturer does not supply the Licensed Product(s) to any person, firm. corporation or business entity other than Licensee or to such entities as may be authorized by Licensee and Licensor jointly, and

(d) Manufacturer does not delegate in any manner whatsoever its obligations with respect to the Licensed Product(s).

Prior to the delivery of the Licensed Product(s) from Manufacturer to
Licensee, Licensee shall submit to Licensor, free of cost, for its written approval as to quality and style, at least two samples of the Licensed
Product(s) produced by Manufacturer;

P. It will not manufacture or allow the manufacture, or accumulate inventory, of the Licensed Product(s), at a rate greater than its average rate during the license period as the end of the license period approaches;

Q. It will not sell the Licensed Product(s) to parties whom it knows or reasonably should know will resell or distribute such Product(s) outside the Licensed Territory;

R. It will not disclose any confidential, private, restricted or otherwise nonpublic information concerning Major League Baseball which, it acknowledges, it may become privy to during the term of this Agreement;

S. It will not grant to any third person or entity a security interest in the Licensed Product(s) without Licensor's prior written approval;

T. It has not had and does not have an investment or interest in casinos, any other form of legalized gambling enterprise, or any activity that Licensor or any other Major League Baseball related entity has made unauthorized or which is contrary to official policy of Major League Baseball; and

U. With respect to any Licensed Products manufactured outside the United States, (i) it will take receipt of goods at U.S. ports of entry,
(ii) it will not allow any entity in the United States. including but not limited to distributors, wholesalers and retailers, to accept shipment of the Licensed Products from any non U.S. manufacturer of such Products. and
(iii) it will distribute such Products to third parties, including but not limited to distributors, wholesalers and retailers, from Licensee's principal place of business only.

14. APPROVAL OF MANUFACTURER, ETC.: Nothing contained herein may be construed so as to imply endorsement of Manufacturer by Licensor, the
Office of the Commissioner of Baseball, the Leagues or the Clubs. Licensee shall seek Licensor's written approval of Manufacturer prior to Licensee's engagement of Manufacturer. Any approval of Manufacturer granted by Licensor relates solely to the manufacturing of the Licensed Product(s) and shall not constitute a grant of any fight, title or interest in or to the Logos, nor to any copyrights, service marks, trademarks or other property rights associated therewith. Licensor hereby reserves the right to terminate in its discretion the engagement of Manufacturer at any time. Additionally, Licensor may confiscate goods or samples imported by Licensee or shipped by
Manufacturer that bear any of the Logos and that have not been approved by
Licensor as to quality.

15. ACKNOWLEDGEMENT OF RIGHTS: Licensee hereby acknowledges the proprietary nature of all names and logos of the Major League Baseball
Clubs, the Leagues, the Office of the Commissioner of Baseball or Licensor and acknowledges that all tights, title and interest to such names or logos belong to the individual Clubs, the Leagues, the Office of the Commissioner of Baseball and/or Licensor, as the case may be. Licensee represents that it has not made any unauthorized use of names or logos of the Major League
Baseball Clubs, the Leagues, the Office of the Commissioner of Baseball or
Licensor and agrees that it will make no use of any such names or logos, other than as provided in this Agreement, without the prior written consent of Licensor, the Office of the Commissioner of Baseball or the appropriate individual League or Club. Any use Licensee has made or will make of such names and logos has not conferred or will not confer, as the case may be, any rights or benefits upon it whatsoever, and any rights created by such use shall inure to the benefit of the individual Clubs, the Leagues, the
Office of the Commissioner of Baseball and/or Licensor, as the case may be.

16. TERMINATION: A. Immediate Termination: Licensor shall have the right to terminate this A2reement immediately upon the occurrence of any one or more of the following events (herein called "defaults"):

(i) If Licensee fails to deliver to Licensor or to maintain in full force and effect the insurance referred to in Paragraph 8 hereof; or

(ii) If any governmental agency or court of competent jurisdiction finds that the Licensed Product(s) are defective in any way, manner or form;
or

(iii) If Licensee shall breach any one of the following undertakings set forth in Paragraph 13 hereof: 13A through F H through J, Q, R or T; or

(iv) If Licensee shall undergo a change in majority or controlling ownership.




B. Termination With Cure Period: Licensor shall have the right to terminate this Agreement upon the occurrence of any one or more of the following defaults, and Licensee's failure to cure such default(s) completely within ten (10) business days from Licensee's receipt of notice from Licensor:

(i) If Licensee fails to make any payment due hereunder on the date due, at which time all monies which are owed during the current term or renewal referred to in Schedule E of this Agreement shall become due and payable to Licensor; or

(ii) If Licensee fails to deliver any of the statements hereinabove referred to or to give access to the premises and/or license records pursuant to the provisions hereof to Licensor's authorized representatives for the purposes permitted hereunder or

	(iii) If Licensee is unable to pay its debts when due, or makes any assignment for the benefit of creditors or an arrangement pursuant to any bankruptcy law, or files or has filed against it any petition under the bankruptcy or insolvency laws of any jurisdiction, county or place, or shall have or suffer a receiver or trustee to be appointed for its business or property, or be adjudicated a bankrupt or an insolvent. In the event the license granted hereunder is terminated pursuant to this Paragraph 16(B)(iii), neither Licensee nor its receivers, representatives. trustees, agents, administrators, successors and/or assigns shall have any right to sell, exploit or otherwise deal with or in the Licensed Product(s) without the prior written consent of Licensor; or

(iv) If Licensee does not commence in good faith to manufacture, distribute and sell each Licensed Product throughout the Licensed Territory within any twelve (12) month period, but such default and Licensor's resultant right of termination shall apply only to the specific Licensed
Product(s) and/or the specific territory(ies) which or wherein Licensee fails to meet said requirements; or

(v) If Licensee shall discontinue its business as it is now conducted; or

(vi) If Licensee shall breach any of the undertakings set forth in Paragraph 13 hereof, except as otherwise provided in Paragraph
16(A)(iii)
above; or

(vii) If Licensee shall breach any of the terms of this Agreement;
or

(viii) If, in the periodic statements furnished pursuant to Paragraph
5 hereof, the amounts owed to Licensor are significantly or consistently understated.

Licensor's fight to terminate this Agreement shall be without prejudice to any other rights which it may have, whether under the provisions of this Agreement, in law or in equity or otherwise. In the event any of these defaults occurs and Licensor desires to exercise its fight of termination under the terms of this Paragraph 16, Licensor shall give notice of termination in writing to Licensee. Any and all payments then or later due from Licensee hereunder (including Advance Compensation) shall then become promptly due and payable in full to Licensor and without set off of any kind; i.e., no portion of any prior payments made to Licensor shall be repayable to Licensee. Until payment to Licensor of any monies due it,
Licensor shall have a lien on any units of the Licensed Product(s) not then disposed of by Licensee and on any monies due Licensee from any jobber, wholesaler, distributor, sublicensee or other third parties with respect to sales of the Licensed Product(s). Upon termination or expiration of the term hereof, all rights, licenses and privileges granted to Licensee hereunder shall automatically revert to Licensor and Licensee shall execute any and all documents evidencing such automatic reversion.

17. FINAL STATENMNT UPON TERMNATION OR EXPIRATION: Licensee shall deliver to Licensor, as soon as practicable, following expiration or termination of this Agreement, a statement indicating the number and description of the Licensed Product(s) on hand. Following expiration or termination Licensee may manufacture no more Licensed Product(s), but may continue to distribute its remaining inventory for a period not to exceed sixty (60) days, subject to the terms of Paragraph 13(P) hereof and payment of applicable royalties relative thereto; provided, however, that such royalties shall not be applicable against Advance Compensation or Guaranteed
Compensation. Notwithstanding the foregoing, Licensee shall not manufacture, sell or distribute any Licensed Product(s) after the expiration or termination of this Agreement because of (a) the failure of Licensee to cause the appropriate statutory notice of copyright, trademark, service mark or user registration to appear wherever the Logos are used; (b) the departure of Licensee from the quality and style approved by Licensor under the terms of Paragraph 10 hereof, (c) the failure of Licensee to obtain the approval of Licensor under the terms of Paragraph 10 hereof; or (d) the occurrence of an event of default under the terms of Paragraph 16 hereof.
Licensor shall have the option to conduct physical inventories before termination and continuing until the end of the 60-day sell-off period in order to ascertain or verify such inventories and/or statement. Immediately upon expiration of the sell-off period, Licensee shall furnish Licensor a detailed statement certified by an officer of Licensee showing the number and description of Licensed Products on hand in its inventory and shall dispose of such inventory at Licensor's direction and at Licensee's expense.
In the event Licensee refuses to permit Licensor to conduct such physical inventory, Licensee shall forfeit its right hereunder to dispose of such inventory. In addition to such forfeiture, Licensor shall have recourse to all other remedies available to it.

18. INJUNCTION: Licensee acknowledges that its failure to perform any of the terms or conditions of this Agreement, or its failure upon the expiration or termination of this Agreement to cease the manufacture of the
Licensed Product(s) and limit their distribution and sale as provided in
Paragraph 17 hereof, shall result in immediate and irreparable damage to
Licensor. Licensee also acknowledges that there may be no adequate remedy at law for such failures and that in the event thereof Licensor shall be entitled to equitable relief in the nature of an injunction and to all other available relief, at law and/or in equity.

19. RESERVATION OF RIGHTS: Licensor retains all rights not expressly and exclusively conveyed herein, and Licensor may license firms, individuals, partnerships or corporations to use the Logos. artwork and textual matter in connection with other products, including other products identical to the Licensed Product(s) contemplated herein. Licensor reserves the right to use, or license others to use and/or manufacture, identical items as premiums.

20. PAYMENTS AND NOTICES: All notices and statements provided for herein shall be in writing. and all notices hereunder are to be sent to
Major League Baseball Properties, Inc., 350 Park Avenue, New York,
New York
10022, Attention: President. All statements and payments shall be made to
Major League Baseball Properties and sent to an address designated by
Licensor.

21. WAIVER, MODIFICATION, ETC.: No waiver, modification or cancellation of any term or condition of this Agreement shall be effective unless executed in writing by the party charged therewith. No written waiver shall excuse the performance of any act other than those specifically referred to therein. No waiver by either party hereto of any breach of this Agreement shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision hereof. The exercise of any right granted to either party hereunder shall not operate as a waiver.
The normal expiration of the term of this Agreement shall not relieve either party of its respective obligations accruing prior thereto, nor impair or prejudice the respective rights of either party against the other, which rights by their nature survive such expiration. Licensor makes no warranties or representations to Licensee except those specifically expressed herein.

22. NO PARTNERSHIP, ETC.: This Agreement does not constitute and shall not be construed as constituting an agency, partnership or joint venture relationship between Licensee and Licensor arid/or the Clubs.
Licensee shall have no right to obligate or bind Licensor in any manner whatsoever, and nothing herein contained shall give or is intended to give any rights of any kind to any third persons.

23. NON-ASSIGNABILITY: Licensee acknowledges and recognizes: (a) that it has been granted the license described in Paragraph I because of its particular expertise, knowledge, judgement, skill and ability; (b) that 'it has substantial and direct responsibilities to perform this Agreement in accordance with all of the terms contained herein; (c) that Licensor is relying on Licensee's unique knowledge, experience and capabilities to perform this Agreement in a specific manner consistent with the high standards of integrity and quality associated with Major League Baseball as a national sport and with Major League Baseball licensed merchandise; and
(d) that the granting of the license under this Agreement creates a relationship of confidence and trust between Licensee and Licensor. This
Agreement is personal to Licensee, and Licensee shall not sublicense or franchise any of its rights hereunder, and neither this Agreement nor any of the rights of Licensee hereunder shall be sold, transferred or assigned by
Licensee without Licensor's prior written approval and no fights hereunder shall devolve by operation of law or otherwise upon any assignee, receiver, liquidator, trustee or other party. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto, their successors and assigns.

24. PARAGRAPH HEADINGS: Paragraph headings contained in this Agreement are for convenience only and shall not be considered for any purpose in governing, limiting, modifying, construing or affecting the provisions of this Agreement and shall not otherwise be given any legal effect.

25. CONSTRUCTION: This Agreement shall be construed in accordance with the laws of the State of New York, which shall be the sole jurisdiction for any disputes.

26. SEVERABILITY: The determination that any provision of this Agreement is invalid or unenforceable shall not invalidate this Agreement, and the remainder of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

27. TIME OF THE ESSENCE: Time is of the essence of all parts of this Agreement.

28. ACCEPTANCE BY LICENSOR: This instrument, when signed by Licensee or a duly authorized officer of Licensee if Licensee is a corporation, shall be deemed an application for a license and not a binding agreement unless and until signed by a duly authorized officer of Licensor. The receipt and/or deposit by Licensor of any check, or other consideration given by
Licensee and/or the delivery of any material by Licensor to Licensee shall not be deemed an acceptance by Licensor of this application. The foregoing shall also apply to any documents relating to renewals or modifications hereof.

29. INTEGRATION: This Agreement, when fully executed, shall represent the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all previous representations, understandings or agreements, oral or written. between the parties with respect to the subject matter hereof.

30. SURVIVAL OF PROVISIONS: Paragraphs 2,6,7C, 8,12, 3 A, B, C, D,
F,
H, I, K, Q and R, 15, 17, 18, 19, 21, 22, 24. 25, 26, 30 and 31
shall
survive any termination or expiration of this Agreement.

31. NUSCELLANEOUS: By signing below, Licensee acknowledges that this Agreement is for the term specified in Schedule D only and that neither the existence of this Agreement nor anything contained herein shall impose on
Licensor any obligation to renew or otherwise extend this Agreement after expiration of the license period.


_
SCHEDULE A

LOGOS

The names, word marks, logos, uniform designs, characters, symbols, designs, likenesses, visual representations and such other similar or related identifications (hut such similar or related identifications must be approved in writing by Licensor in advance of use) of the following noted organizations, events, programs and product lines in connection with the marketing, promotion and sale of that described in Schedule B hereof: (1)
Major League Baseball Properties, Inc., (2) the American League, (3) the
National League and (4) the following Clubs: Anaheim Angels,
Baltimore
Orioles, Boston Red Sox, Chicago White Sox, Cleveland Indians,
Detroit
Tigers, Kansas City Royals, Milwaukee Brewers, Minnesota Twins, New
York
Yankees, Oakland Athletics, Seattle Mariners, Tampa Bay Devil Rays,
Texas
Rangers, Toronto Blue Jays, Arizona Diamondbacks, Atlanta Braves,
Chicago
Cubs, Cincinnati Reds, Colorado Rockies, Florida Marlins, Houston
Astros,
Los Angeles Dodgers, Montreal Expos, New York Mets, Philadelphia
Phillies.
Pittsburgh Pirates, St. Louis Cardinals, San Diego Padres and San
Francisco
Giants.

SCHEDULE B
LICENSED PRODUCT(S)
ALL LICENSED PRODUCTS SHALL CONFORM TO
LICENSOR'S THEN-CURRENT LABELING
REQUIREMENTS.

1.	Laundry bags measuring 27" x 19" in size, made of durable
nylon
fabric, and featuring a drawstring closure and screen printed individual Club Logos.

2.	Stadium cushion/tote bags measuring 17" x 19" x 6" in size,
and
featuring a wrap-around zipper, handles that open to form two separate stadium cushions. and screen printed individual Club Logos.

3.	Shoe bags measuring 15" x 5" x 13" in size, made of 100%
cotton
fabric, and featuring a drawstring closure and screen printed individual Club Logos on one side.

4.	Garment bags measuring 22" x 40" x 2" in size, made of nylon fabric,
and featuring PBC backing, a zippered opening and screen printed individual Club Logos.

5.	Over-the-door organizers designed for children, measuring 24"
x 58"
in size, and featuring imprinted individual Club Logos on one side
and
including, but not limited to, two shoe compartments, two specially designed pockets with velcro extension straps for baseball
bats and two quick-use clips for hanging baseball.	caps.

6.	Under-bed storage organizers, measuring 35" x 2C" x 4-3/4" in size, made
of colored canvas fabric, and featuring a zipper closure and individual Club Logos on the top flap and such Club's name on the front gusset.

7.	Vertical insulated lunch bags measuring 9-3/4" x 7" x 3-1/2"
in size,
and featuring polyurethane insulation, a polyweb handle, velcro closure and individual Club Logos.

8.	Vertical insulated lunch bags measuring 9-3/4" x 7" x 3-1/5"
in size,
and featuring a ball flap, polyurethane
insulation, a polyweb handle, velcro closure and individual Club
Logos.

9.	Adult insulated lunch totes measuring 6-1/2" x 8-1/2" x 6" in size, and
featuring 3/8" closed cell foam insulation, top zipper opening, a polyweb shoulder strap and individual Club Logos.

10.	Kids specialty tote bags measuring 13" x 12" in size, made of colored
canvas fabric, and featuring polyweb handles and imprinted individual
Club Logos on one side.

11.	Vertical tote bags measuring 12" x 17" x 4" in size, made of colored
canvas fabric, and featuring 28" polyweb handles and screen printed individual Club Logco on one side.

12.	Wide tote bags measuring 16" x 14" x 4" in size, made of
colored canvas
fabric, and featuring 26" polyweb handles and imprinted individual Club Logos on one side.

13.	Two-toned fashion tote bags measuring 14" x 16" x 4" in size, made of
colored canvas fabric, and featuring body and bottom of tote bag in contrasting Club colors, 28" polyweb handles and imprinted individual Club
Logos on one side.

14.	Two-toned fashion tote bags measuring 12" x 16" x 4" in size, made of
colored canvas fabric, and featuring body and bottom of the tote bag in contrasting Club colors, matching two-toned 28" polyweb handles and imprinted individual Club Logos on one side.

15.	Soft-touch portfolios measuring 16" x 12" in size, made of
colored
polyester fabric, and featuring contrasting polyweb handles, a fashion strip, a top zipper closure and imprinted individual Club Logos on one side.

16.	Fashion tote bags measuring 10" x 15" x 5" in size, made of
denim
fabric, and featuring 1/8" closed cell foam insulation, an inside zipper pocket, velcro closure and embroidered individual Club Logos in lower right corner.


17.	Fully-lined fashion tote bags measuring 6-3/4" ~' 10" x 4" in size,
made of denim fabric, and featuring a front slash pocket, zipper closure and imprint: individual Club Logos on the front pocket.

18.	Boat tote bags made of heavyweight bull denim fabric, and
featuring
body and bottom of tote bag in contrasting Club colors, matching two-toned 28" handles, a front slash pocket and individual Club
Logos on the front pocket.

19.	Boat tote bags made of heavyweight bull denim fabric. and
featuring
body and bottom of tote bag in contrasting Club colors, matching two-toned 28" handles, a recessed top zipper closure. a front slash pocket and individual Club Logos on the front pocket.

SCHEDULE C LICENSED TERRITORY

The fifty United States of America, the District of Columbia, Puerto Rico and U.S. territories and possessions, including U.S. military bases worldwide.

SCHEDULE D LICENSE PERIOD

January 1. 1997 - December 31, 1998

SCEDULE 8 COMPENSATION

TOTAL GUOMEM COMPENSATION: M.000.00 PAYABLE AS:

Q) NON-RETURNABLE ADVANCE COMPENSATION due upon signing:

S10,000.00

(ii) REMAINDER OF GUARANTEED COMPENSATION due as follows:

	November 1, 1997 	$5,000.00
	Total 1997 Guarantee 	$15,000.00
	January 1, 1998 	$4,000.00
July 1, 1998 	$4,000.00
	November 1, 1998    $7,000.00

	Total 1998 Guarantee 	. $15,000.00

PERCENTAGE COMPENSATION:

Nine percent (9%) of net sales as defined in Paragraph 4B.
Percentage
Compensation shall be applied against Guaranteed Compensation payable in the same calendar year only, without carryover. Percentage Compensation attributable to premium sales of the Licensed Products shall not be applied against Total Guaranteed Compensation.

SCHEDULE F MANUFACTURER:

Licensee agrees that at no time during the license or sell-off periods shall it sell, directly or indirectly. to any of the Manufacturers listed below. or to any individual or entity affiliated in any manner with any of such Manufacturers. any Licensed Products for subsequent sale or distribution. without prior written approval of Licensor.

1) Licensed Product(s):all lunch totes

Name of Manufacturer:  Hi-Performance

Address: 3/F Kaiser Estate Phase 3, Flat 0, 11 Hok Yuen St,
         Hong Kong

Telephone:	011 852 2 774 0324

Principal Contact: Ron Sonneberg
Approved by Major League Baseball Properties, Inc.:
                                       Corporate Secretary
Initials/Title

8-6-98
Date


2) Licensed Product(s):

Name of Manufacturer:

Address:

Telephone:

Principal Contact:

Approved by Major League Baseball Properties, Inc.:

Initials/Title
Date

3) Licensed Product(s):

Name of Manufacturer:

Address:

Telephone:

Principal Contact:

Approved by Major League Baseball Properties, Inc.:
	Initials/Title

Date

SCHEDULE G Product Credit:

Licensee shall provide to Licensor merchandise credit in the amount of
$2,500.00 (wholesale value) during each year of the license period. Licensee shall ship at Licensor's direction such merchandise as Licensor shall request from time to time under this merchandise credit.

Advertising. Marketing & Promotion

Licensee acknowledges that it is required to promote the Licensed Products under this Agreement. Accordingly, to satisfy part of that obligation, by March I of each year of the license period, Licensee shall pay Licensor the sum of two thousand, five hundred dollars ($2.500.00) for
Licensor's use in connection with Licensor-driven programs and/or initiatives designed to promote Major League Baseball and Licensor's licensed merchandise.

Brand Names:

Concurrently with its execution of this Agreement, Licensee will list below the brand names that Licensee desires or intends to use on the Licensed Products.

1) Licensed Product(s) Nos.:  All Products

Brand Name(s):  Innovo

Approved by Major League Baseball Properties, Inc.:
	Initials/Title

Date

2) Licensed Product(s) Nos.:	Coolers/Lunch Totes only
Brand Name (s):  Nasco

Approved by Major League Baseball Properties, 11c.:
	Initials/Title

Date


3) Licensed Product(s) Nos.:

Brand Name(s):

Approved by Major League Baseball Properties, Inc.:
	Initials/Title

Date

In the event Licensee wishes to substitute a brand name for those listed above or wishes to add to the number of brand names, Licensee shall first obtain Licensor's written approval of such brand names.

IN WITNESS WHEREOF, the parties hereto have signed this
Agreement:

MAJOR LEAGUE BASEBALL PROPERTIES, INC., as agent for the
Clubs
CORPORATE SECRETARY
BY:
Title
DATE. 8-6-98

LICENSEE: INNOVO,GROUP, INC.
BY:  /s/ Pat Anderson                    President
I

Title

EXHIBIT 10.65


Date:  12/05/97                              7/01/98
AGREEMENT

made on April 17, 1998 between Licensor The Walt Disney Company
(Germany) GmbH,
with its
principal office located at Kolner Strasse 10, 65760
Eschborn,
-hereinafter referred to as "we", "us, "our", etc.

 -and

Licensee Nasco Products International, Inc., with its principal office located at Springfield, TN 37172, U.S.A., 27 North Main Street,
- hereinafter referred to as "you", "your", etc. -

Preamble

WHEREAS, we have heretofore entered into an agreement with Disney Enterprises, Inc., a corporation organized and existing under the laws of the State of Delaware, United
States of America (hereinafter referred to as "Disney"), pursuant to which, in the Territory hereinafter identified, we have been granted the right to license third parties to use certain materials and trademarks which are owned by Disney in a number of merchandising activities and endeavors; and

WHEREAS, you desire to obtain a license to use some of those materials and trademarks on and/or in connection with the Article or Articles of merchandise specified below and we are willing to grant said license under the conditions, provisions and limitations hereinafter set forth.

NOW, THEREFORE, it is mutually agreed between you and us as follows:

Section I MEANING OF TERMS As used in this Agreement:

(a)	Licensed Material means the representations of
the characters listed on the Schedule and designated still scenes from the motion pictures and/or television series identified in Subparagraph l(b) hereafter.

(b)	"Trademarks" means "Walt Disney", "Disney", the
representations of Licensed Material included in Subparagraph l(a) above, and the logo(s) of the motion pictures, television series and/or branded programs specified on the Schedule in which Licensed
Material appears.

(c)	"Articles" means the items listed on the Schedule on
or in connection with which the Licensed Material and/or the Trademarks are reproduced or used.

(d)Minimum Per Article Royalty" means-the sum(s) for each Article sold specified on the Schedule.

(i)	"Minimum Per Article Royalty Per Invoice" means
the sum per article sold specified on the Schedule, being the minimum Royalty payable for each Stock Keeping Unit ("SKU") of each Article sold during each Royalty Payment Period, effective from January 1, 1998.

(ii)Average Minimum Per Article Royalty means the sum per article specified on the Schedule, being the average minimum Royalty payable for all quantities of each article sold in the Territory or, if the Territory includes a country within the European Economic Area, the European Economic Area during each Royalty Payment Period or such longer period as we may mutually agree upon, effective from January 1, 1998.

(iii)Any conversion from the Ecu into another currency to ensure compliance with (d) (i) and (d) (h) shall he done at the exchange rate reported on the first working day which precedes the relevant Royalty Payment
     Period, as published in the International
     Herald Tribune.


2

(e)"Term" means the period specified on the Schedule.

(f)	"Territory" means the area specified on the Schedule. If
the Territory includes a country within the European
Economic Area you may export Articles to other countries within the European Economic Area which are not included in the Territory. You may not export Articles outside the European Economic Area unless such Articles are destined for ultimate delivery in the Territory or in the European Economic Area and may not sell or otherwise distribute any of the Articles to any party if you know, or in the exercise of prudent business judgment should know, that such sale(s) ultimately with result in the exporting of Articles outside of the European Economic
Area. Except as specifically provided herein, you shall not export Articles outside the Territory without our prior written consent.

(g)"Royalties" means a copyright royalty in an amount equal to the greater of:

(i)	The percentage specified on the Schedule Of Your Net
Invoiced Billings for Articles sold C.I.F. a location in the Territory or in the European Economic Area
("In Sales") or, if Articles are sold to a customer in the Territory or in the European Economic Area
F.O.B. a shipping point outside the Territory or the European Economic Area for importation by the customer into the Territory ("Out Sales'), the percentage specified oil the Schedule of your Net
Invoiced Billings for such Articles. All sales of Articles shipped to a customer outside the Territory and outside the European Economic Area pursuant to a distribution permission shall hear a Royalty at the rate for Out Sales; or

(ii) the Minimum Per Article Royalty, if any has been specified in Subparagraph I(d) above.

(h)	"Net Invoiced Billings" shall mean actual invoiced
billings (i.e. sales quantity multiplied by the selling price) for Articles sold less volume discounts and other customary discounts separately identified by Article on the sales invoice, Customary discounts shall not include cash discounts granted as terms of payments, early payment discounts, year end rebates and allowances or discounts relating to advertising. Royalties are not due on invoiced charges for transportation of Articles within the Territory, value added taxes and takes on the sale of Articles which are separately identified on the sales invoices and have actually been paid. No costs incurred in manufacturing, importing, selling or advertising the Articles shall be deductible from the actual invoiced billings for Articles sold, nor shall any deduction be taken for freight costs included in the selling price or for uncollectible accounts. No royalties are payable for the mere manufacture of Articles.

You agree that you will advise us, in writing, prior to selling Articles to any person or entity which is a parent, affiliate, subsidiary, joint venturer or partner of yours or to any entity which is directly or indirectly controlled by you or under common control with you (collectively referred to as "affiliated entities"). For purposes of this Agreement, an entity shall be deemed to be controlled by you if you are the actual or beneficial owner of 20% or more of the voting corporate or partnership shares. If you are a corporation with fewer than 20 shareholders, all entity will also be deemed to be controlled by you if, in the aggregate, 20% or more of the voting corporate or partnership shares of such entity are owned or controlled by relatives, attorneys or other agents of yours or any of your shareholders. Royalties paid to us on sales of Articles to your affiliated entities shall not be less than the Royalties paid to us on sales of such Articles to non-affiliated entities, regardless of the Net Invoiced Billing amount charged by you to such affiliated entities. Further, if such affiliated entity is a reseller of the Articles, the sale such affiliated entity shall not be counted as a sale for Royalty calculation purposes but rather, the relevant sale for Royalty calculation purposes shall be that of such affiliated entity to its customers.

(i)"Royalty Payment Period" means each calendar quarter period during the Term and during the sell-off period
(referenced in Paragraph 31), if granted.
(j)"Advance" means the sum(s) payable as an advance on Royalties to accrue, in such amounts, at such times and for the periods specified on the Schedule. Royalties generated by sales outside the Territory but within the European Economic Area,
   Outside the European Economic Area, or made pursuant to a distribution permission may not be applied against the Advance.

(k)"Guarantee" means the sum(s) which you guarantee to pay as minimum Royalties on your cumulative sales in the Territory in the period(s) specified on the Schedule.

(l)"Samples" means the number of free copies from the first production run of each supplier of each Article as specified on the Schedule.

(m)	"Promotion Commitment" means the amount specified on the
Schedule, which amount you agree to spend during each Royalty Payment Period on consumer advertising and promotion activities as detailed in Paragraph 17 hereof.

(n)"Common Marketing Fund Payment" (the "CMF Payment") means an amount equal to such percentage of your III
Sales and Out Sales, respectively) , as specified on the Schedule, for Articles sold to customers, which amount


3

you agree to pay us concurrently with Royalties (but by separate payment to such account as we may specify) due each Royalty Payment Period as detailed in Subparagraph
22(a) hereof.

(o)	"CMF Guarantee" means the sum(s), which you guarantee
to pay us as a minimum amount of the CMF Payment on your cumulative sales within the Territory and in the periods as specified on the Schedule.

(p)	"CMF Advance" means the non-refundable installments of
the CMF Guarantee, due and payable on the dates specified on the Schedule.

(q)	"Marketing Date" means the date(s) by which the
Article(s) shall lie available for purchase and immediate delivery, as specified on the Schedule.

(r)	"Laws' means any and all applicable laws, rules, and
regulations, including but not limited to local and national laws, rules and regulations, treaties, voluntary industry standards, association laws, codes or other obligations pertaining to any of your activities under this Agreement, including but not limited to those applicable to the manufacture, pricing, sale and/or distribution of the Articles.

(s)	"Manufacturer" means any of your third party
manufacturers and suppliers (and their
submanufacturers and suppliers) which reproduce or use the Licensed Material and/or Trademarks on Articles or components thereof and/or which assemble such Articles.

(t)	"Schedule" means the attachment appended hereto
immediately following the signature page of this Agreement entitled "Schedule to License Agreement" the terms of which are incorporated herein by reference and made a part hereof as though fully set forth herein.

Section 2 RIGHTS GRANTED

(a)	In consideration for your promise to pay and actual
payment to us of all Royalties, Advances, Guarantees, CMF Payments, CMF Guarantees and CMF Advances specified herein and your performance of all of your other obligations hereunder, during the Term , we grant you the nonexclusive right under Disney's various copyrights and Trademarks in the Territory, to reproduce the Licensed Material only on or in connection with the Articles, to use the Trademarks, but only such Trademarks and uses thereof as may be approved when the Articles are approved and only on or in connection with the Articles, and to manufacture, distribute for sale and sell (other than by direct marketing methods, including but not limited to, computer on-line selling, catalog sales, direct mail and door-to-door solicitation) the Articles. You will sell the Articles only to retailers for resale to the public in the Territory or to wholesalers for resale to such retailers; provided however, that you may not sell the Articles to retailers that sell the Articles on a duty-free basis nor may you sell the Articles to wholesalers for resale to such retailers, unless such retailer or wholesaler has a then-current license agreement with us or an affiliate of ours permitting it to make duty-free sales of the Articles.

(b)	Unless we consent in writing, you shall not sell or
otherwise provide Articles for use as premiums
(including those in purchase-with-purchase promotions), promotions, give-aways, fund-raisers or entries in sweepstakes or to customers for resale by direct mail or other direct marketing methods, including but not limited to, home shopping television programs, or to customers for inclusion in another product. However, you may solicit orders by mail from wholesalers or retailer., and you may sell to retailers which sell predominantly at retail, but which include the Articles in their mail order catalogs or otherwise sell Articles by direct marketing methods as well as at retail. If you wish to sell the Articles to other customers for resale through mail order catalogs, you must obtain written consent in each instance.

(c)	The prohibition of computer on-line selling referenced
in Subparagraph 2(a) includes, but is not limited to, the display, promotion or offering of Articles in or on any on-line venues, including but not limited to any catalog company,, web sites", "home pages" or any similar venues, except as specifically permitted in the next two sentences. Articles approved by us may be displayed and promoted on Disney-controlled Internet services, only within the Territory. In addition, Articles approved by us may be displayed, promoted and sold on retailers web sites, home pages and any similar venues; however, you must obtain our prior written approval of all creative and editorial elements of such uses, in accordance with the provisions of Paragraph 8 of this Agreement.

(d)	Unless we consent in writing, you shall not give away
or donate Articles to your accounts, employees or other persons for the purpose of promoting sales of Articles. except for minor quantities or samples which are not for onward distribution.

(e)	Nothing contained herein shall preclude you from
selling Articles to us, Disney or to any subsidiary of ours or Disney's subject to the payment to us of Royalties on such sales.


4

(f)	We further grant you the non-exclusive right to
reproduce the Licensed Material and to use the Trademarks, only within the Territory, during the Term, and, if the Territory includes a country in the European Economic Area, the European Economic Area, on containers, packaging, display material and in advertising for the Articles.

(g)	Nothing contained in this Agreement shall be deemed
to imply any restriction on your freedom and that of your customers to sell the Articles at such prices as you or they shall determine.

(h)	You recognize and acknowledge the vital importance to
us of the characters and other proprietary material we own and create and the association of the Disney name with them. In order to prevent the denigration of products bearing the Licensed Material and/or the Trademarks and the value of their association with the Disney name, and in order to ensure the dedication of your best efforts to preserve and maintain that value, you agree that during the Term . you will not manufacture or distribute any merchandise embodying or bearing any artwork or other representation which we determine, in our reasonable discretion, is confusingly similar to the Disney characters or other proprietary material.

Section 3 ADVANCE

(a)	You agree to pay us within fifteen (15) days of our
sending an invoice to you, the nonrefundable Advance plus value-added taxes or other applicable taxes thereon, if any, which shall be on account of Royalties earned and payable only during the Term and only with respect to sales in the Territory; provided, however, that if any part of the Advance is specified hereinabove as applying to any period less than the Term, such part shall be on account of Royalties to accrue during such lesser period only. If Royalties earned during any period are less than the Advance, no part of the Advance shall be refunded to you.

(b)	Royalties accruing during any sell-off period or
extension of the Term shall not be offset against the Advance unless otherwise agreed in writing. Royalties accruing during any other period shall be offset only against an advance paid with respect to such other term.

(c)	In no event shall Royalties accruing by reason of any
sales to us or a subsidiary of ours or by reason of sales outside the Territory pursuant to a distribution permission be offset against the Advance or any subsequent advance.

(d)	Notwithstanding anything hereinabove to the contrary,
upon your breach of this Agreement (which breach is not cured in the period specified in Subparagraph
30(a) hereof) You agree that any and all Advances due hereunder shall become immediately due and payable, regardless of whether we also exercise our right hereunder to terminate this Agreement because of such breach.

Section 4 GUARANTEE

(a)	With your statement for each Royalty Payment Period
ending on a date indicated in Subparagraph I(k) hereof defining "Guarantee," you shall pay us the amount, if any, by which cumulative Royalties paid with respect to sales in the Territory during any period or periods covered by the Guarantee provision or any Guarantee provision contained in any agreement extending the term hereof, fall short of the amount of the Guarantee for such period.

(b)	Advances applicable to Royalties due oil sales in the
period to which the Guarantee relates apply towards meeting the Guarantee.

(c)	In no event shall Royalties paid with respect to
sales to us or to any subsidiary or affiliate of ours or with respect to sales outside the Territory or outside the European Economic Area pursuant to a distribution permission apply towards meeting the Guarantee or any subsequent guarantee.

(d)	Notwithstanding anything hereinabove to the contrary,
upon your breach of this Agreement (which breach is not cured in the period specified in Subparagraph
30(a) hereof) you agree that any and all Guarantees due hereunder shall become immediately due and payable, regardless of whether we also exercise our rights hereunder to terminate this Agreement because of such breach.

Section 5 CMF ADVANCE AND CMF GUARANTEE

(a)	You agree to pay in hill the CMF Advances plus value
added taxes or other applicable taxes thereon, if any, oil account of the CMF Guarantee to accrue during the Term, at such times and in such amounts as specified in Subparagraph I (p) above. In addition, with your statement for each Royalty Payment Period ending on a date indicated hereinabove with respect to the CMF
Guarantee, you shall pay us, the amount if any, by which cumulative CMF payments made with respect to sales in the Territory during any period or periods covered by such provision fall short of the amount of the CMF
Guarantee specified for that period.

(b)	In no event shall CMF Payments accruing or paid with
respect to sales to us or to any subsidiary or affiliate of ours or with respect to sales outside the Territory or outside the European Economic Area pursuant to a distribution permission be offset against the CMF Advances or apply towards meeting the CMF Guarantee.

(c)	Notwithstanding anything hereinabove to the contrary,
upon your breach of this Agreement (which breach is not cured within 15 days of our written notice thereof to you), you agree that any and all CMF Advances and CMF Guarantees due hereunder shall become immediately due and payable, regardless of whether we also exercise our right hereunder to terminate this Agreement because of such breach.

Section 6 PRE-PRODUCTION APPROVALS

(a)	As early as possible and in any case before commercial
production of any Article you shall submit to us for our review and written approval (to utilize such materials in preparing a pre-production sample) all concepts, all preliminary and proposed final artwork and all three-dimensional models which are to appear on or in the Article. Thereafter, you shall submit to us for our written approval a pre-production sample of each Article. We shall endeavor to respond to such requests within a reasonable time, but such approvals should be sought as early as possible in case, of delays. In addition to the foregoing, as early as possible, and in any case no later than sixty (60) days following written conceptual approval, you shall supply to us for our use for internal purposes, a mock-up, prototype or pre-production sample of each style of each Article on or in connection with which the Licensed Material is used. You acknowledge that we may not approve concepts or artwork near the end of the Principal Term. Any pre-production approval we may give will not constitute or imply a representation or belief by its that such materials comply with any applicable Laws.

(b)	Articles must lie in compliance with all applicable
Laws and the minimum quality standards set-forth in Exhibit A hereto. Approval or disapproval of Articles shall lie solely in our discretion, and any Article not so approved in writing shall be deemed unlicensed and shall not lie manufactured or sold. If any unapproved Article is sold, or any Article that is not in compliance with Laws or the minimum quality standards, we may, together with other remedies available to us (including, but not limited to immediate termination of this Agreement), by written notice require such Article to be immediately withdrawn from the market. Any modification of an Article, including, but not limited to, change of materials, color, design or size of the representation of Licensed Material must be submitted in advance for our written approval as if it were a new Article.
Approval of an Article which uses particular artwork does not imply approval of such artwork for use with a different Article. The fact that artwork has been taken from a Disney publication or a previously approved Article does not mean that its use will necessarily be approved in connection with an Article licensed hereunder.

(c)	If you submit for approval artwork from ail article or
book manufactured or published by another licensee of ours or Disney's of any subsidiary of ours or Disney's, you must advise us in writing of the source of such artwork. If you fail to do so, any approval which we may give for use by you of such artwork may be withdrawn by giving you written notice thereof, and you may be required by us not to sell Articles using such artwork.

(d)	If we have supplied you with forms for use in
applying for approval of artwork, models, pre-production and production samples of Articles, you hall use such forms when submitting anything for our approval.

SECTION 7 APPROVAL OF PRODUCTION SAMPLES

(a)	Before shipping an Article to any customer, you agree
to furnish to us, for our approval of all aspects of the Article in question, from the first production run of each supplier of each of the Articles the number of Samples, with packaging, set forth in Subparagraph 1
(1) which shall conform to the approved artwork, threedimensional models, pre-production sample, applicable Laws and minimum quality standards.
Approval or disapproval of the artwork as it appears, oil the Article as well as of the quality of the Article shall lie in our sole discretion and may inter alia be based on unacceptable quality of the artwork or of the Article as manufactured. Any Article not so approved shall be -deemed unlicensed, shall not be sold and unless otherwise agreed by us in writing, shall be destroyed. Such destruction shall be attested to in a certificate signed by an officer of yours.
Production samples of Articles for which we have approved a pre-production sample shall be deemed approved, unless within 20 days of our receipt of such production sample we notify you to the contrary, Any approval of a production sample attributable to us will not constitute or imply a representation or belief by us that such production sample complies with any applicable Laws.

(b)	You agree to make available at to charge such
additional samples of each Article as we may from time to
time 	reasonably request for the purpose of comparison
with earlier samples, or to test for compliance with
applicable 	Laws, and you agree to maintain consistent
quality and to permit us upon reasonable request to inspect your inspect your manufacturing operations and testing records those of your third party manufacturers) for the Articles.


(c)	It is specifically understood that we may disapprove
an Article or a production run of an Article because the quality is unacceptable to us, and, accordingly, we recommend that you submit production samples to us for approval before committing to a large original production run or to purchase a large shipment from a new supplier.

(d)	No modification of an approved production sample shall
be made without our further prior written approval.
Articles being sold must conform in all respects to the approved production sample. It is understood that if in our reasonable judgment the quality of an Article originally approved has deteriorated in later production runs, or if the Article has otherwise been altered, we may, in addition to other remedies available to us. by written notice require such Article to be immediately withdrawn from the market.

(e)	The rights granted hereunder do not permit the sale of
"seconds' or "irregulars". All Articles not meeting the standard of approved samples shall be destroyed or all Licensed Material and Trademarks shall be removed or obliterated therefrom.

(f)	You are responsible for the consistent quality and
safety of the Articles and their compliance with applicable Laws and the minimum quality standards set forth on Exhibit A. We will not unreasonably object to any change in the design of an Article or in the materials used in the manufacture of the Article or in the process of manufacturing the Articles which you advise us in writing is intended to make the Article safer or more durable.

(g)	We shall have the right, by written notice to you, to
require modification of any Article approved by us under any previous agreement between us pertaining to the Licensed Material. Likewise, if the Principal Term of this Agreement is extended by mutual agreement, we shall have the right, by written notice to you, to require modification of any Article approved by us under this Agreement. It is understood that there is no obligation upon either party to extend the Agreement.

(h)	If we notify you of required modification., under
Subparagraph 7(g) with respect to a particular Article, such notification shall advise you (if the nature of the changes required and you shall not accept any order for any such Article until the Article has been resubmitted to us with such changes and you have received our written approval of the Article as modified. However, you may continue to distribute your inventory of the previously approved Articles until such inventory is exhausted (unless such Articles are dangerously defective, as determined by us).

(i)Upon our request, you agree to give us written notice of the first ship date for each Article.

  (j)If we have inadvertently approved a concept, pre-production sample, or production sample of a product which is not included in the Articles under this Agreement, or if we have inadvertently approved an Article using artwork and/or trademarks not included in this Agreement, such approval may be revoked at any time without any obligation whatsoever on our part to you. Any Such product as to which our approval is revoked shall be deemed unauthorized and shall not be distributed or sold by or for you.

Section 8 APPROVAL OF PACKAGING, PROMOTIONAL MATERIAL
AND ADVERTISING

(a)	All containers, packaging, display material,
promotional material, catalogs and all advertising, including but not limited to television advertising and press releases, for Articles must be submitted to us for our written approval before use. To avoid unnecessary expense if changes are required, our approval thereof should be procured when such is still in rough or storyboard format. We shall endeavor to respond to requests for approval within a reasonable time. Approval or disapproval shall lie in our sole discretion, and the use of unapproved containers, packaging, display material, promotional material, catalogs or advertising is prohibited. Our approval of any containers, packaging, display material, promotional material, catalogs or advertising under this A2reement will not constitute or imply a representation or belief by us that such materials comply with any applicable Laws. Whenever you shall prepare catalog sheets or other printed matter containing illustrations of Articles, You will furnish to us Five (5) copies thereof when they are published.

(b)	If we have supplied you with forms for use in applying
for approval of materials referenced in this Paragraph
8, you shall use such forms when submitting anything for our approval.

(c)	We have designed character artwork and/or a brand name
logo(s) as set forth in subparagraph l(b) to be used by all licensees in connection with the packaging of all merchandise using the Licensed Material and, if applicable, on hang tags and garment labels for such merchandise. We will supply you with reproduction artwork thereof, and you agree to use such artwork and/or logo(s) on the packaging of the Articles, and, if applicable, on hang tags and garment labels which you will have printed and attached to each Article at your cost. We recommend that You source the hang tags and garment labels from our authorized manufacturer (if any) of pre-approved hang tags and garment labels. the mime of which we will provide you on request.
    However, you may use another manufacturer for the required hang tags and garment labels if the hang tags and garment labels manufactured are of equivalent quality and are approved by us in accordance with our usual approval process.

Section 9 ARTWORK

On or before the due date for payment of our invoice, you shall pay us for artwork done at your request by us or Disney or third parties under contract to us or Disney in the development and creation of Articles, display, packaging or promotional material (including any artwork which in our opinion is necessary to modify necessary artwork initially prepared by you and submitted to us for approval) at our or Disney's then prevailing commercial art rates. Estimates of artwork charges are available upon request, While you are not obligated to use our or Disney's inhouse creative services, you are encouraged to do so in order to minimize delays which may occur if outside artists prepare renditions of Licensed Material which we cannot approve and to maximize the attractiveness of the Articles.

Section 10 PRINT, RADIO OR TV ADVERTISING

You shall submit to us for our authorization and approval in advance all plans and materials relating to print, radio, television and cinema advertising and promotional activities relating to the Articles. We may approve or reject any such advertising or promotional activity in our sole discretion, including without limitation, for reasons of overexposure of the Licensed
Material and. further, have the right to prohibit you from advertising the Articles by means of television and/or billboards. You shall obtain all third party consents and approvals necessary in connection with advertising and promotional activities which we do authorize. You represent and warrant that all advertising and promotional materials shall comply with all applicable Laws. Our approval of copy or storyboards for such advertising will not constitute or imply a representation or belief by us that such copy or storyboards comply with any applicable Laws. This
Agreement does not grant you any rights to use the Licensed Material in animation.

Section 11 LICENSEE NAME AND ADDRESS ON ARTICLES

(a)	Your name, trade name (or a trademark of yours which
you have advised us in writing that you are using) your address (at least city and country) and the country, of manufacture (if different from your address) will appear on permanently affixed labeling on each Article or, if the Article is sold to the public in packaging or container, printed on such packaging or container so that the public can identify the supplier of the Article. On soft goods
"permanently affixed" shall mean sewn on.

(b)	You shall advise us in writing of all trade names or
trademarks you are using on Articles if such names or marks differ from your corporate name, its indicated herein.

Section  12 COMPLIANCE WITH APPROVED SAMPLES AND
             APPLICABLE LAWS AND STANDARDS

(a)	You covenant that each Article and component thereof
distributed hereundershall be of good quality and free of defects in design, materials and workmanship, and shall comply with all applicable Laws, and such specifications, if any, as may have been specified in connection with this Agreement, and shall conform to the sample thereof approved by us. You covenant that you will comply with all applicable Laws in performing this Agreement, including but not limited to, those pertaining to the manufacture, pricing, sale and distribution of the Articles.

(b)	Without limiting the foregoing, you covenant on
behalf of your own manufacturing facilities, and agree to require all Manufacturers to covenant by signing the Consent/Manufactures Agreement
(referenced in paragraph 26), as follows:

(i)	You and the Manufacturers agree not to use child
labor in the manufacturing, packaging or distribution of Disney merchandise. The term
"child" refers to a person younger than the local legal minimum age for employment or the age for completing compulsory education, but in no case shall any child younger than fifteen (15) years of age (or fourteen (14) years of age where local law allows) be employed in the manufacturing, packaging or distribution of Disney merchandise.
Licensee and the Manufacturers employing young persons who do not fall within the definition of "children" agree also to comply with any Laws applicable to such persons.

(ii)You and the Manufacturers agree only to employ persons whose presence is voluntary. You and the Manufacturers agree not to use any forced or involuntary labor, whether prison, bonded, indentured or otherwise.


8

(iii)You and the Manufacturers agree to treat each employee with dignity and respect, and not to use corporal punishment, threats of violence, or other forms of physical, sexual, psychological or verbal harassment or abuse.

(iv)You and the Manufacturers agree not to discriminate in hiring and employment practices, including salary, benefits, advancement, discipline, termination, or retirement, on the basis of race, religion, age, nationality, social or ethnic origin, sexual orientation, gender, political opinion or disability.

(v)	You and the Manufacturers recognize that wages are
essential to meeting employees' basic needs. You and the Manufacturers agree to comply, at a minimum, with all applicable wage and hour Laws, including minimum wage, overtime, maximum hours, piece rates and other elements of compensation, and to provide legally mandated benefits. If local Laws do not provide for overtime pay, you and Manufacturers agree to pay at least regular wages for overtime work. Except in extraordinary business circumstances, you and the Manufacturers will not require employees to work more than the lesser of (a) 48 hours per week and 12 hours overtime or (b) the limits on regular and overtime hours allowed by local law, or, where local law does not limit the hours of work, the regular work week in such country plus 12 hours overtime. In addition, except in extraordinary business circumstances, employees will be entitled to at least one day off in every seven-day period. You and the Manufacturers agree that, where local industry standards are higher than applicable legal requirements, they will meet the higher standards.

(vi)You and the Manufacturers agree to provide employees with a safe and healthy workplace in compliance with all applicable Laws, ensuring, at a minimum, reasonable access to potable water and sanitary facilities, fire safety, and adequate lighting and ventilation. You and the Manufacturers also agree to ensure that the same standards of health and safety are applied in any housing they provide for employees.
You and the Manufacturers agree to provide us with all information we may request about manufacturing, packaging and distribution facilities for the Articles.

(vii)You and the Manufacturers agree to respect the rights of employees to associate, organize and bargain collectively in a lawful and peaceful manner, without penalty or interference, in accordance with applicable
Laws.

(viii) You and the Manufacturers agree to comply with all applicable environmental Laws.

(ix)You and the Manufacturers agree to comply with all applicable Laws, including those pertaining to consumer protection and the manufacture, pricing, sale and distribution of the Articles.

(x)	You and the Manufacturers agree that we and our
designated agents (including third parties) may engage in monitoring activities to confirm compliance with this Paragraph 12, including unannounced on-site inspections of manufacturing, packaging and distribution facilities. and employer-provided housing, such inspections to include reviews of books and records relating to employment matters and private interviews with employees. You and the Manufacturers agree to maintain on site all documentation necessary to demonstrate compliance with this Paragraph 12. You agree to promptly reimburse us for the actual costs of inspections performed pursuant to this Paragraph 12 when any of your manufacturing facilities or those of any Manufacturer do not pass the inspection(s).

(xi)You and the Manufacturers agree to take appropriate steps to ensure that the provisions of the Code of Conduct are communicated to employees, including the prominent posting of a copy of the Code of Conduct for Manufacturers (copy attached) in the local language and in a place readily accessible to employees at all times.

(c)	You agree to take appropriate steps, in consultation
with its, to develop, implement and maintain procedures to evaluate and monitor the Manufacturers you use to manufacture the Articles or components thereof, and to ensure compliance with Subparagraph 12 (b), including but not limited to, unannounced on-site inspections of manufacturing, packaging and distribution facilities and employer-provided housing, reviews of books and records relating to employment matters and private interviews with employees.

(d)	Both before and after You put Articles on the market,
you shall follow reasonable and proper procedures for testing that Articles comply with all applicable product safety Laws and the minimum quality standards set forth on Exhibit A, and shall permit our designees to inspect testing, manufacturing and quality control records and procedures and to test the Articles for compliance with product safety and other applicable Laws. You agree to promptly reimburse us for the reasonable costs of such testing when any Article so tested fails to comply with such Laws. You shall also give due consideration to any recommendations by us that Articles exceed the requirements of applicable Laws. Articles not manufactured, packaged or distributed in accordance with applicable Laws shall be deemed unapproved, even if previously approved by us, and shall not be shipped unless and until they have been brought into full compliance therewith.


Section 13 DISNEY OWNERSHIP OF ALL PIGHTS IN LICENSED
            MATERIAL

(a)	You acknowledge that the copyrights and all other
proprietary rights in and to Licensed Material are exclusively owned by and reserved to Disney. You shall neither acquire nor assert copyright ownership or any other proprietary rights in Licensed Material or in any derivation, adaptation, variation or name thereof. Without limiting the foregoing, you hereby assign to Disney all your worldwide right, title and interest in the Licensed Material and in any material objects consisting of or incorporating drawings, paintings, animation cels, or sculptures of the Licensed Material, or other derivations, adaptations, compilations, collective works, variations or names of Licensed Material heretofore or hereafter created by or for you or any parent, subsidiary, affiliate, joint venturer or partner of yours. All such new materials shall be included in the definition of "Licensed
Material" under this Agreement.

(b)	In the case of the creation of such new materials by
or for you or any parent, subsidiary, affiliate, joint venturer or partner of yours or if any third party makes or has made any contributions to the creation of new materials, you shall ensure that the owner of such copyright grants you the worldwide exclusive license thereto which you in turn shall grant to Disney.
Disney shall grant you a non-exclusive right to such licenses to the extent expressed in this Agreement.

(c)	You acknowledge the right on Disney's part to license
such materials outside the Territory during the term of this Agreement and anywhere thereafter and to demand delivery of such materials (delivery costs to be borne by us) when they are no longer needed by you for the manufacture, sale or promotion of the Articles.

(d)	The obtaining of the exclusive licenses described in
subparagraph (b) herein forthwith upon the creation of the new materials is an essential term of this Agreement. The foregoing shall not include that portion of your displays, catalogs or promotional
(material not containing Licensed Material or the physical items constituting the Articles, unless such items are in the shape of the Licensed Material;
provided however, such assignment shall include any and all design elements incorporated into the Articles which convey the spirit and theme of the Licensed
Material, and which were developed for the first time by or for you for use with the Articles.

Section 14 COPYRIGHT NOTICE

As a condition to the grant of rights hereunder, each Article and any other matter containing Licensed
Material shall bear a properly located permanently affixed copyright notice in our name (e.g. "Disney") or such other notice as we may notify to you in writing. You will comply with such instructions as to form, location and content of the notice as we or Disney may give from time to time. You will not, without our prior written consent, affix to any Article or any other matter containing Licensed Material a copyright notice in any other name. If through inadvertence or otherwise a copyright notice on any Article or other such matter should appear in your name or the name of a third party, you hereby agree to assign to Disney the copyright represented by any such copyright notice in your name and, upon request, cause the execution and delivery to us of whatever documents are necessary to convey to Disney that copyright represented by any such copyright notice in another party's name. If by inadvertence a proper copyright notice in Disney's name is omitted front any Article or other matter containing Licensed
Material, you agree at your expense to use all reasonable efforts to correct the omission on all such Articles or other matter in process of manufacture or in distribution. You agree to advise us promptly and in writing of the steps being taken to correct any such omission and to make the corrections on existing
Articles which can be located.

Section 15 NON-ASSOCIATION OF OTHER FANCIFUL
           CHARACTERS WITH LICENSED MATERIAL

To preserve Disney's identification with its characters and to avoid confusion of the public, you agree not to associate other characters or licensed properties with the Licensed Material or the Trademarks either on the Articles or in their packaging or, without our written permission, on advertising, promotional or display materials. Any use by you of a character which constitutes your trademark on the Articles or their packaging, or otherwise in connection with the Articles shall lie subject to our prior written permission in our sole discretion.

Section 16 ACTIVE MARKETING OF ARTICLES

You agree to manufacture (or have manufactured for you) and offer for sale all the Articles and to exercise the rights granted herein. You agree that not later than by the Marketing Date applicable to a particular Article or, in the absence of such a date being specified in Subparagraph I(q), by six (6) months from the commencement of the Principal Term, shipments to customers of Articles will have taken place and that Articles shall be available for purchase and prompt delivery to customers. In any case in which such sales have not taken place or when the Article is not then and thereafter available for purchase by the public, we may either invoke our remedies under Paragraph 30, or withdraw such Article from the list of Articles licensed in this Agreement without obligation to You other than to give you written notice thereof.


Section 17 PROMOTION COMMITMENT

(a)	You shall carry out the Promotion Commitment as
defined in Subparagraph I (m). The advertising and promotion activities required thereunder to promote the sale of the Articles shall include one or more of the following activities:

-point of purchase displays (not including
 packaging or other individual product costs)
-media advertising
-measurable public relations programs
-sampling
-contests and games approved in advance in
 writing by Disney
-trade shows, catalogue trade activities, fashion
 shows
-participation in group promotions organized by
 Disney
-other activities as agreed in advance in writing with Disney

All promotional material is subject to the approval provisions of Paragraph 7 hereof.

(b)	For purposes of determining your satisfaction of the
Promotion Commitment, all consumer advertising and merchandising costs associated with the above-listed activities for the Articles, but not including packaging or other individual product costs, will be counted toward the requirement; provided, however, that any advertising discounts given in connection with cooperative advertising may not be included in the calculation.

(c)	Concurrently with your submitting to its a statement
following each Royalty Payment Period as specified herein (or in the case where the Royalty Payment
Period is monthly. then every third Royalty Payment
Period), you also shall provide us with a statement describing the funds theretofore spent and consumer exposure provided as required in this paragraph, together with a description of the manner in which such funds were spent, all in such detail as we may specify from time to time. Amounts spent in excess of the Promotion Commitment during any Royalty Payment
Period may be credited against the Promotion
Commitment for any other Royalty Payment Period occurring in the same annual twelve month period during the term. If in any Royalty Payment Period you have not satisfied the Promotion Commitment, you (1) may carry forward such shortfall into the next succeeding Royalty Payment Period (other than in the case of a shortfall in the final Royalty Payment
Period hereunder, in which case no carryforwards shall be permitted) or (2) shall pay us the amount of such shortfall as liquidated damages; provided, however, no shortfall (or fraction thereof) may be carried forward more than twelve months. You acknowledge that your expenditure of the Promotion Commitment as provided for herein increases the value of the business from which we benefit as licensor. You and we agree that it is impracticable and extremely difficult to fix the actual damages which may proximately result from your failure to fulfill your obligation as provided for herein, and your liability for failure to do so shall, for each Royalty Payment Period, be limited to and fixed at the sum of an amount equal to the shortfall between the amount you actually spend on the Promotion Commitment during such Royalty Payment Period as theretofore reported to us and the amount required to he expended hereunder. Such cumulative amount shall be considered liquidated damages and not a penalty.

Section 18 COMMON MARKETING FUND

The Common Marketing Fund Payment as defined in
Subparagraph l(n) shall be placed in a general fund for use in promoting the Disney Characters, Disney's copyrights and trademarks (which may include the Licensed
Material and the Trademarks) and licensee activities generally, all as we deem appropriate in our discretion.
Such funds shall be expended by us and our designees (but not paid to our own employees for services they render) in the amounts and in the manner we deem most appropriate in order to provide national, territorial, regional or local advertising, marketing and promotion, and marketing research related thereto, of the Licensed Material and the Trademarks licensed hereunder or other Disney properties in the same property classification. However, we do not ensure that you or any other particular licensee will benefit directly or pro-rata from the operation of the Common Marketing Fund. We will apprise you of the operations and proposed expenditures of the Common Marketing Fund from time to time and seek your advice on how best the Common Marketing Fund monies relating to the Licensed Material and Trademarks can be spent. The Common Marketing Fund Payment is payable to us simultaneously with quarterly Royalties as provided in Subparagraph 22(a) hereof. You shall not be entitled to any audit rights with regard to the Common Marketing
Fund.

Section 19 TRADEMARK RIGHTS AND OBLIGATIONS

(a)	All uses of the Trademarks by you hereunder shall
inure to Disney's benefit. You acknowledge that Disney is the exclusive owner of all the Trademarks and of any trademark incorporating all or any part of a Trademark or any Licensed Material and the trademark rights created by such uses. Without limiting the foregoing, you hereby assign to Disney all the Trademarks and any trademark incorporating all or any part of a Trademark or any Licensed Material and the trademark rights created by such uses together with the goodwill attaching to that part of the business in connection with which such Trademarks or trademarks are used. You agree to execute and deliver to Disney such documents as Disney may require to register you as a registered user or permitted user of the Trademarks or such trademarks and to follow Disney's or our instructions for proper use thereof in order that protection and/or registrations for the Trademarks and such trademarks may be obtained or maintained. We acknowledge that you retain all rights of ownership in and to your trademarks, trade names, trade dress and all other indicia used on or in association with the Articles that do not incorporate
Disney related elements.

(b)	You agree not to use any Licensed Material or
Trademarks or any trademark incorporating all or any part of a Trademark or any Licensed Material on any business sign, business cards, stationery or forms
(except as licensed herein) or to use any Licensed
Material or Trademark as the name of your business or any division thereof, unless otherwise agreed by Disney in writing.

(c)	Nothing contained herein shall prohibit you from
using your own trademarks on the Articles or your copyright notice on the Articles when the Articles contain independent material which is your property.
Further, nothing contained herein is intended to give us any rights to, and we shall not use, any trademark, copyright or patent used by you in connection with the Articles which is not derived or adapted from Licensed Material, Trademarks or other materials owned by us or by Disney.

Section  20 REGISTRATIONS

Except with Disney's written consent, neither you, your parent or any subsidiary, affiliate, joint venturer or partner of yours will register or attempt in any country to register copyrights in, or register as a trademark, service mark, design patent or industrial design, or business designation, any of the Licensed Material, Trademarks or derivations or adaptations thereof, or any word, symbol or design which is so similar thereto as to suggest association with or sponsorship by us or Disney or any subsidiary of ours or Disney's. In the event of breach of the foregoing, you agree, at your expense and at out request. immediately to terminate the unauthorized registration activity and promptly to execute and deliver, or cause to be delivered, to Disney such assignments and other documents as Disney may require to transfer to Disney all rights to the registrations, Patents or applications involved.

Section 21 UNLICENSED USE OF LICENSED MATERIALS

(a)	You agree that you will not use the Licensed Material
or the Trademarks or any other material the copyright to which is owned by Disney in any way other than as herein authorized (or as is authorized in such other written contract signed by both of us as may be in effect between us). In addition to any other remedy we may have, you agree that the net revenues (that is, gross revenues less only the cost of manufacture and distribution of such products) from any use thereof on products other than the Articles (unless authorized by us in writing), and all net revenues from the use of any other copyrighted material of Disney's without written authorization, shall be immediately payable to us as damages.

(b)	You agree to give us prompt written notice of any
unlicensed use by third parties of Licensed Material or Trademarks and that you will not, without our written consent, bring or cause to be brought any criminal prosecution, lawsuit or administrative action for infringement, interference with or violation of any rights to Licensed Material or Trademarks. You agree to cooperate with us, and, if necessary, to be named by us as a sole complainant or co-complainant in any action against an infringer of the Licensed Material or Trademarks and you agree to pay to us all or any part of damages or other monetary relief recovered in such action other than for reasonable expenses incurred at our request.


Section 22 STATEMENTS AND PAYMENTS OF ROYALTIES

(a) (i)You agree to furnish to us by the 15th day after each Royalty Payment Period a full and accurate statement showing by Article, with stock number and name, any corresponding Disney assigned product number, product approval number and retail destination reference number, invoice quantities and prices, the Royalties payable, quantities, country of sale, Net Invoiced Billings and applicable Royalty rate(s) of Articles invoiced during the preceding Royalty- Payment Period reported in the currency invoiced to customer., and the quantities and invoice value of defective
Articles returned for credit or refund in such period. A statement is due even if no sales occurred during the period covered by the statement. We then shall submit to you an invoice for all Royalties due on billings shown by such statement, plus value added taxes, if any, and other applicable taxes due thereon ("Royalty invoice"). You agree to pay us all amounts indicated on such Royalty invoices on or by the earlier of thirty (30) days after the end of the Royalty Payment Period, or the fifteenth (15th) day after we send such invoice to you. You shall bear any costs associated with the transfer of such payments to us. To the extent that any Royalties or CMF Payments are not paid, you authorize us to offset Royalties due against any sums which we or any affiliate of ours may owe to you or any parent or subsidiary or affiliate of yours. No deduction or withholding from CMF Payments. CMF Guarantees or CMF
Advances payable to us shall be made by reason of any tax and, except as provided in Subparagraph 22(b) hereof, no deduction or withholding from Royalties payable to us shall be made by reason of any tax. Any applicable tax on the manufacture, distribution and sale of the Articles shall be borne by you.

(ii)If you fail to furnish to us a royalty statement in such detail and by such day as required hereunder, we may nevertheless submit a Royalty invoice to You, prepared based on the average amount invoiced during the immediately preceding three periods, together with interest thereon, the amount of which invoice shall be immediately payable. In the event that there are fewer than three preceding periods on which to calculate an average, then such calculation shall be based on such lesser period or, if the failure to furnish a royalty statement occurs with respect to the initial reporting period, then the Royalty invoice submitted to you shall reflect the difference between the amount theretofore invoiced, and the Guarantee. We will make any necessary adjustments to such invoice amount on the Royalty invoice next prepared after we receive accurate reporting information from you. Our submission of a Royalty invoice to you due to your failure to timely furnish the statement required hereunder, shall not constitute a waiver on our part of your breach of your reporting obligations.

(b)In those countries of the Territory where a withholding tax is imposed on the payment of Royalties, you shall be permitted to deduct from Such payment the appropriate amount of withholding taxes so imposed, provided:

(i)	contemporaneously with any payment of Royalties, you
shall provide to us all withholding tax receipts or other government certifications evidencing all taxes withheld from payments due under this Agreement;

(ii)you cooperate with us and provide us with any other information or documentation reasonably requested by us from time to time to enable us to adequately support any foreign tax credit we claim which is attributable to taxes withheld by you front payments due to us;

(iii)you agree that the Licensed Material constitutes
"artistic works" as such term is used in the relevant income tax treaties;

(iv)in addition to any and all legal and equitable rights and remedies available to us, you shall indemnify us for any disallowed foreign tax credits, including any interest and penalties associated with such disallowed foreign tax credits, attributable to your failure to timely provide the documentation required hereunder and otherwise comply with the provisions of this Subparagraph; and

(v)	your obligation, under the provisions of this
Subparagraph shall survive termination, cancellation or expiration of this Agreement.

Notwithstanding the foregoing, no deductions for withholding taxes or any other amounts shall be made from the advertising and marketing funds represented by the CMF Payments, CMF Guarantees and CMF Advances.

(c)	If we at any time so request, your statements shall be
made on statement forms which we provide or in a form or delivery medium as we require (including for example, electronic transmission). Should any investment to implement electronic reporting he required, such investment shall be borne entirely by you. You will fully comply with the instructions supplied by us for completing such forms or adhering to any such format.
Apparel Articles Shall he reported separately by size range (e.g. "boys", "girls'", "men's", etc.). Your statements shall identify for each Article the character or other Licensed Material used on each such Article.

 (d)Your statement shall with respect to all Articles report separately:

(i)In Sales;
(ii)Out Sales;
(iii)sales of Articles outside the Territory
     pursuant to a distribution permission
     (indicating the country involved);
(iv)your sale, of Article, to any of our licensees and
the licensees of any of our affiliates that are
licensed to sell the Articles and who are reselling
such Articles and paying us or such Disney affiliate
royalties on such resales;
(v)	sales of Articles to us, Disney or anny subsidiary
(if ours or Disney's (identifying in each case the
entity involved); and
(vi)sales of Articles under any brand or program, motion picture or television series identified in
Subparagraph l(b) and;
(vii)sales of Articles to or for distribution through
any mail order catalog approved hereunder or to a
Disney licensed retail operator.
(e)	Sales of items licensed under contracts with us other
than this Agreement shall not be reported on the same statement as sales of Articles under this Agreement.
(f)Your statements and payments shall be delivered
   to us at the address indicated on page I of this
   Agreement.
(g)	You shall take all necessary steps to ensure that your
information systems, including without limitation, all your proprietary and all third party hardware and software, process dates correctly prior to, during and after the calendar year 2000 ("Year 2000 Compliance").
Year 2000 Compliance shall include, without limitation, correct century recognition, calculations that property accommodate same century and multi-century formulas and date values, and interface values that reflect the appropriate century. Necessary steps to ensure Year 2000 Compliance shall include, without limitation, analysis Of all components of your information systems and, as necessary, development, installation and testing of software fixes, patches and/or updates. In a timely manner, but no later than by December 31, 1999, you shall certify to us in writing that your information systems are Year 2000
Compliant. Such certification is a material term of this Agreement. Upon a breach by you of your obligation under this paragraph, we shall be entitled to terminate this Agreement in accordance with the provisions for termination set forth herein.

Section 23 ARTICLES RETURNED FOR CREDIT OR REFUND

Royalties reported oil sales of defective Articles which have been returned to you for credit or refund and on which a refund has been made or credit memo issued may be credited against Royalties due at the same Royalty rate as applied in the original sales report submitted. The credit shall be taken in the Royalty Payment Period in which the refund is given or credit memo issued. Unused credits may be carried forward, but in no event shall you be entitled to a refund of Royalties.

Section 24 INTEREST

Royalties, Advances Guarantees, CMF Payments, CMF
Guarantees or CMF Advances received after the date due shall bear interest at tile rate of three percent (3%) per annum above the rate for discounts of the Federal
Bank from the date due plus value added tax.

Section 25 AUDITS AND MAINTAINING RECORDS

(a)	You agree to keep accurate records of all transactions
relating to this Agreement and any prior agreement with us regarding the Licensed Material including without limitation, records of shipments to you of Articles and components thereof, production/inventory records, records of sales and shipments by you and records of returns, and to preserve such records for the lesser of seven (7) years or three (3) years after the expiration or termination of this Agreement.

(b)	We, or our representatives, shall have the right from
time to time, during normal business hours, but only for the purpose of confirming the accuracy of your statements and/or your performance hereunder, to audit and make copies of all such records, including the general ledger, books of account, all invoices
(whether or not they relate to tile Articles) and any other records which we reasonably deem appropriate to verify the accuracy of your statements or your performance hereunder, including records of your parent, subsidiary and affiliate companies if they are involved in activities that are the subject of this Agreement. In particular your invoices shall identify the Articles separately from goods which are not licensed hereunder. Additionally, we shall have the right to confirm purchases from vendors and sales to customers and, in connection therewith, you agree to sign a letter in a form prescribed by us instructing your vendors and customers to furnish us with information relating to such purchases and sales. You acknowledge that we may furnish you with an audit questionnaire, and you agree to fully and accurately complete such questionnaire and return it to us within the designated time. Our use of an audit questionnaire shall not limit our ability to conduct any on-site audit(s) as provided herein.

(c)	If in all audit of your records it is determined that
there is a shortfall in Royalties or CMF Payments reported for any Royalty Payment Period you shall, upon request by us, pay such shortfall and, if the shortfall is 5 % or more in Royalties or CMF Payments reported for such period, you also shall reimburse us for the full out-of-pocket costs of the audit, including the costs of employee auditors calculated at US$150 per hour per person for travel time during normal working hours and actual working time. The obligation to maintain records and to grant us and our representatives access to such records shall survive the expiration or earlier termination of this Agreement.

(d)	If you fail to keep adequate records for one (1) or
more Royalty Payment Periods, we will assume that the Royalties owed to us for such Royalty Payment
Period(s) are equal to a reasonable amount, determined in our absolute discretion based on the record you have kept, if any, and other reasonable assumptions we deem appropriate.


Section 26 MANUFACTURE OF ARTICLES BY THIRD PARTY
           MANUFACTURERS

(a)	You agree to supply us with the names and addresses of
all your own manufacturing facilities for the Articles. If you at any time desire to have Articles or components thereof containing Licensed Material and/or Trademarks manufactured by a third party, you must, as a condition to the continuation of this Agreement, notify us of the accurate name and complete address of such Manufacturer and the Articles or components involved and obtain our prior written permission to do so. If we are prepared to grant permission, we will do so if you and each of your Manufacturers sign a Consent/Manufacturer's Agreement in the form attached hereto and we receive such agreements properly signed.

(b)	It is not our policy to reveal the names of your
Manufacturers to third parties or to any division of ours involved with buying products except as may he necessary to enforce our contract rights or protect our trademarks and copyrights.

(c)	If any such Manufacturer utilizes Licensed Material or
Trademarks for any unauthorized purpose, you shall cooperate fully in bringing such utilization to all im mediate halt. If, by reason of your not having supplied the above mentioned agreements to us or not having given us the name of any Manufacturer, we make any representation or take any action and are thereby
Subjected to any penalty, loss, damage or expense, you will fully compensate us for any cost or loss we
Sustain (in addition to any other legal or equitable remedies available to us).

(d)	If any Manufacturer fails to pass a compliance
inspection as referenced in Paragraph 12, and thereafter fails to remedy the cited failure(s) within the time designated by us, or if the Manufacturer otherwise breaches the Consent/Manufacturer's
Agreement, the Consent/Manufacturer's Agreement for such Manufacturer may be terminated immediately by us and you %hall not thereafter use such Manufacturer to manufacture Articles or components thereof.

Section 27 INDEMNITY

(a)	You shall indemnify its and Disney and our and their
related companies during and after the term hereofagainst all claims, demands, suits, judgments, losses, liabilities (including settlements entered into in good faith with your consent, not to be unreasonably withheld) and expenses of any nature
(including reasonable legal fees) arising out of your activities hereunder including but not limited to, any actual or alleged: (1) negligent acts or omissions on your part, (2) defect (whether obvious or hidden and whether or not present in any sample approved by us) in any Article, (3) personal injury, (4) infringement of any rights of any other person by the manufacture, sale, possession or use of Articles, (5) breach on your part of any covenant, representation or warranty contained in this Agreement. or (6) failure of the Articles or your failure to comply with applicable
Laws. The parties indemnified hereunder shall include
Disney Enterprises, Inc. and its parent, subsidiaries and their officers, directors, employees and agents.
This agreement to indemnify shall survive the expiration or earlier termination of this Agreement.
The indemnity shall not apply to any claim or liability relating to any infringement of the copyright of a third party caused by your utilization of the Licensed Material and the Trademarks in accordance with provisions hereof, unless such claim or liability arises out of your failure to obtain the full assignment of rights referenced in Paragraph 13.

(b)	We shall indemnify you during and after the term
hereofagainst all claims, demands. suits, judgments, losses, liabilities (including settlements entered into in good faith with our consent, not to be unreasonably withheld) and expenses of any nature
(including reasonable legal fees) arising out of any claim that your use of any representation of the Licensed Material or the Trademarks approved in accordance with the provisions of this agreement infringes the copyright of any third party or infringes any right granted by us or Disney to such third party, except for claims arising out of your failure to obtain the full assignment of rights referenced in Paragraph 13. You shall not, in any case, be entitled to recover for lost profits.

(c)	Additionally, if by reason of any claims referred to
in Subparagraph 27(b) you are precluded from selling any stock of Articles or utilizing any materials in your possession or which come into your possession by reason of any required recall, we shall be obligated to purchase such Articles and materials from you at their out-of-pocket cost to you, excluding overhead, but we shall have no other responsibility or liability with respect to Such Articles or materials.

(d) We give no warranty or indemnity with respect to any liability or expense arising from any claim that use of the Licensed Material or the Trademarks oil or in-connection with the Articles hereunder or any packaging, advertising or promotional material infringes on any trademark right of any third party or otherwise constitutes unfair competition by reason of any prior rights acquired by such third party other than rights acquired from Disney. It is expressly agreed that it is your responsibility to carry out such investigations as you may deem appropriate to establish that Articles, packaging, and promotional and advertising material which are manufactured or created hereunder. including any use made of the Licensed Material and the Trademarks therewith, do not infringe such right of any third party and neither we nor Disney shall be liable to you if such infringement occurs.


(e) You and we agree to give each other prompt written notice of any claim or suit which may arise under the indemnity provisions set forth above. Without limiting the foregoing. you agree to give us written notice of any product liability claim made with respect to any Article, any investigations or directives regarding the Articles issued by any consumer safety agency and any notices sent by you to, or received by you from, any consumer safety agency regarding the Articles, within seven (7) days of your receipt or promulgation of the claim, suit, investigation, directive, or notice.

Section 28 INSURANCE

You shall maintain at your cost in full force and effect at all times while this Agreement is in effect and for three years thereafter commercial general liability insurance on a per occurrence form, including contractual and products liability coverage waiving subrogation with limits of no less than the equivalent of two million United States Dollars (US$ 2,000,000) per occurrence and naming as additional insured those indemnified in Paragraph 27 hereof. You shall deliver to us a certificate or certificates of insurance evidencing satisfactory coverage and indicating that we shall receive written notification of cancellation, non-renewal or of any material change in coverage at least 30 days prior to the effective date thereof.
Compliance herewith in no way limits your indemnity obligations, except to the extent that your insurance company actually pays us amounts which you would otherwise be obligated to pay us.

Section  29 WITHDRAWAL OF LICENSED MATERIAL

You agree that we may, without obligation to you other than to give you written notice thereof, withdraw from the scope of this Agreement any Licensed Material which by the Marketing Date or, in the absence of such a date being specified in Subparagraph I (q), by six (6) months from the commencement of the Principal Term, is not being used on or in connection with Articles. We may also withdraw any Licensed Material or Articles the use or sale of which under this Agreement would infringe or reasonably be claimed to infringe the rights, other than rights granted by us, of a third party, in which case our obligations to you shall be limited to the purchase at cost of Articles and other materials utilizing such withdrawn Licensed Material which cannot be sold or used.

Section 30 TERMINATION

Without prejudice to any other right or remedy available to us:

(a)	We shall have the right at any time to terminate this
Agreement as of right without any formality other than by giving you written notice thereof. if you fail to manufacture, sell and distribute the Articles in accordance with this Agreement, or fail to furnish statements or to pay Royalty invoices as herein provided, or fail to notify us of the accurate name and complete address of your own manufacturing facilities or of any Manufacturer of the Articles, or fail to have any such Manufacturer execute the Consent/Manufacturer's Agreement, or if you otherwise breach the terms of this Agreement, and if any such failure is not corrected within 15 days after we %end you written notice thereof(or, in the event of a breach which cannot be corrected within 15 days, if you fail to commence such correction within 15 days and thereafter diligently prosecute it to completion).

(b)	Notwithstanding the provisions Of Subparagraph 30(a)
above, we shall have the right at any time to terminate this Agreement immediately as of right without any formality other than by giving you written notice thereof:

(i)	if YOU deliver to any customer without our
written authorization merchandise containing representations of Licensed Material or other material the copyright or other proprietary rights to which are owned by
Disney other than Articles listed herein and approved in accordance with the provisions hereof; or

(ii)if you deliver Articles outside the European
Economic Area or knowingly sell Articles to a third party for delivery Outside the European
Economic Area (except when such Articles are destined for immediate re-importation into the European Economic Area), unless pursuant to a written distribution permission or separate written license agreement with us or any affiliate of ours;

(iii)if a breach occurs which is of the same nature, and which violates the same provision of this Agreement, as a breach of which we have previously given you written notice;

(iv)if you breach any material term of any other license agreement between you and us, or between you or any affiliate of yours and u., or any company affiliated with us, and such agreement is terminated for cause;

(v)	if you make any assignment for the benefit of
creditors, or file a petition in bankruptcy, or are adjudged bankrupt, or become insolvent, or are placed in the hands of a receiver, or if the equivalent of any such proceedings or acts occurs though known by some other name or term;


(vi)if you are not permitted or are unable to Operate your business in the usual manner, or are not permitted or are unable to provide us with assurance satisfactory to us that you will so operate your business, as debtor in possession or its equivalent, or are not permitted, or are unable to otherwise meet your obligations under this Agreement or to provide us with assurance satisfactory to us that you will meet such obligations;

(vii) if you breach any covenant set forth in Paragraph 12 of this Agreement; and/or

(viii)If more than three Consent/Manufacturer's
Agreements are terminated in any twelve month period by us for the Manufacturers' failure to pay past compliance inspections as referenced in Paragraphs 12 and 26.

(c)	If we terminate this Agreement pursuant to this
Paragraph 30, you shall not be permitted to seek injunctive relief to contest our determination that a termination event has occurred or to otherwise affect our full and absolute control of the Licensed Material and the Trademarks-, provided however, you may bring an action for damages but prior to and during any such action we shall have full and absolute control over the Licensed Material and the Trademarks.

Section 31 RIGHTS AND OBLIGATIONS UPON EXPIRATION OR
           TERMINATION

(a)	Upon the expiration or termination of this Agreement
all rights herein granted to you shall revert to us, any unpaid portion of the Guarantee shall be immediately due and payable, and we shall be entitled to retain as our property all Royalties and other things of value paid or delivered to us. You agree that from the expiration or termination of this Agreement you shall neither manufacture nor have manufactured for you any Articles, that you will deliver to us any and all artwork (including Style
Guides, animation cels and drawings) which may have been provided to you or used or created by you in connection with this Agreement, that you will at our option either sell to us at a price to be negotiated in good faith between us (reflecting the residual economic value but at a rate not exceeding cost to you) or destroy or efface any molds, plates and other items used to reproduce Licensed Material or Trademarks and that. Subject as hereinafter provided, you will cease selling Articles. Any unauthorized distribution of Articles after the expiration or termination of this Agreement shall constitute copyright infringement.

(b)	If you have any unsold Articles in inventory on the
expiration or termination of this Agreement, you shall provide us with a full statement similar to the statement required under Subparagraph 22(a) regarding such unsold Articles. If such statement has been provided to its and if you have fully complied with the terms of this Agreement including the payment of all Royalties due and the Guarantee, upon notice from us you shall have the right for a limited period of ninety (90) days from such expiration or earlier termination date to sell off and deliver such Articles as authorized under Paragraph 2. You shall furnish us statements covering such sales and pay us Royalties in respect of such sales. Such Royalties shall not be applied against the Advance or towards meeting the Guarantee.

(c)	In recognition of our interest in maintaining a
stable and viable market for the Articles during and after the selloff period, you agree to refrain from "dumping" the Articles in the Territory or in the European Economic Area during the sell-off period. For purposes of this paragraph 31, "dumping" shall mean the distribution of product at volume levels significantly above your prior sales practices with respect to the Articles and at price levels significantly below your prior sales practices with respect to the Articles, provided that nothing contained herein shall be deemed to restrict your ability to set product prices at your discretion.

(d)	Except as otherwise agreed by us in writing, any
inventory of Articles in your possession or control after the expiration or termination hereof and of any sell-off period granted hereunder shall be destroyed
(and such destruction shall be attested to in a certificate signed by an officer of yours) or all Licensed Material and Trademarks removed or obliterated therefrom or, if we so elect at our option, shall be sold to us at cost.

(e)	If we supply you with forms regarding compliance with
this paragraph, you agree to complete, execute and return such forms to its expeditiously.

(f)	Notwithstanding anything to the contrary in this
Agreement, you expressly agree that you will not be entitled to any lost profits or business revenues or any other damages including, but not limited to, indirect, incidental, special or consequential damages arising from termination of this Agreement.

Section 32 WAIVERS

A waiver by either of us at any time of a breach of any provision of this Agreement shall not apply to any breach of any other provision of this Agreement or imply that a breach of the saint provision at any other time has been or will be waived or that this Agreement has been in any way amended, nor shall any failure by either party to object to conduct of the other be deemed to waive such party's right to claim that a repetition of such conduct is a breach hereof.


Section 33 PURCHASE OF ARTICLES BY US OR DISNEY

If we or Disney wish to purchase Articles, you agree to sell such Articles to us or Disney or any subsidiary of ours or theirs at as low a price as you charge for similar quantities sold to your regular customers and to pay us Royalties on any such sales.

Section  34 NON-ASSIGNABILITY

(a)You shall not voluntarily or by operation of law
Transfer all or any part of your interest in this Agreement without our prior written consent, to be granted or withheld in our absolute discretion. Any attempted Transfer without such consent shall be void and shall constitute a material default and breach of this Agreement. "Transfer" within the meaning of this Paragraph 34 shall mean any assignment, sublicense, transfer, encumbrance or any disposition of all or any part of your interest in this Agreement
(including but not limited to, any encumbrance of the Articles), or any reorganization, merger consolidation involving your company, its majority shareholder or its ultimate controlling entity, any sale or transfer of all or substantially all of your parent company's or your ultimate controlling entity's assets and any transaction or series of related transactions resulting in the transfer of thirty-three and one-third percent (33-1/3 %) or more of the voting stock of your company, its majority shareholder or its ultimate controlling entity or, if your company is a partnership, thirty-three and one-third percent (33-1/3%) or more of the profit and loss participation in your company or the occurrence.
of any of the foregoing with respect to any general partner of your company.

(b)You agree to provide us with at least two (2) months prior written notice of any desired Transfer of this Agreement as defined in Subparagraph 34(a). At the time you give us such notice, you shall provide us with the information and documentation necessary to evaluate the contemplated transaction. Under no circumstances shall our failure to respond or any delay in responding to such written notice constitute or be understood as or be deemed to be consent to such proposed Transfer. Our consent (if given) to any Transfer shall be subject to such terms and conditions as we deem Appropriate, including but not limited to payment of a transfer fee. The Amount of the transfer fee shall be determined by us based upon the circumstances of the particular transfer, taking into account such factors As the estimated value of the license involved in the Transfer; the risk of business interruption or loss of quality, production or control we may suffer as a result of the Transfer;
the identity, reputation, creditworthiness, financial condition and business capabilities of the proposed transferee; and our internal costs related to the Transfer; provided however, in no event shall the transfer fee be less than all amount equal to the Actual Royalties earned hereunder in the twelve (12) month period immediately preceding the notice of proposed assignment or, if such figures are unavailable, then an amount equal to the Guarantee for the first year of this Agreement. The foregoing transfer fee shall not apply if this Agreement is assigned to one or more of your affiliates as part of a corporate reorganization exclusively among some or all of the entities existing in your corporate structure when this Agreement is signed; provided however, that you must give us at least two (2) weeks' prior written notice of such transfer and a description of the reorganization. If you have more than one merchandise license agreement with us for the Territory, and an event occurs which would trigger the transfer fee provisions of this Paragraph
34, you need only pay to us one transfer fee, determined by us as set forth above. The provisions of this Subparagraph 34 (b) shall supersede any conflicting provisions on this subject in any merchandise license agreement previously entered into between you and us for the Territory or any portion thereof, if comprised of more than one country.

(c)Notwithstanding Subparagraphs 34(a) and (1)), you may, upon written notice to us, unless we have objected within thirty (30) days of receipt of such notice, sublicense your rights hereunder to your affiliates. You hereby irrevocably and unconditionally guarantee that they will observe and perform all of your obligations hereunder, including without limitation, the provisions governing approvals, and compliance with approved samples, Applicable Laws and all other provisions hereof, and that they will otherwise adhere strictly to all of the terms hereof, and act in accordance with your obligations hereunder. Any involvement of an affiliate in the activities which are the subject of this Agreement shall be deemed carried on pursuant to such a sublicense and thus covered by such guarantee;
provided however, such involvement may be treated by us as a breach of this Agreement, unless you have notified us of your intent to sublicense an affiliate in each instance, and we have failed to object within thirty (30) days of receipt of such notice.

Section  35 RELATIONSHIP

This Agreement does not provide for a joint venture, Partnership, Agency or employment relationship between us or any relationship other than that of licensor and Licensee.

Section 36 CHOICE OF LAW AND VENUE

This Agreement shall be governed by And construed in accordance with the laws of Germany. Any legal actions pertaining to this Agreement shall be commenced within the court, of Frankfurt am Main, however, each party has the right to assert claims vis-a-vis the other at its general place of jurisdiction.


Section 37 CONSTRUCTION

The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning and not strictly for or against either party.
Notwithstanding the foregoing, the invalidity or unenforceability of any provision or portion of this Agreement shall not affect the validity or enforceability of any other provision or portion of this Agreement. Headings of paragraphs herein are for convenience of reference only and are without substantive significance.

Section  38 MODIFICATIONS OR EXTENSIONS OF THIS
            AGREEMENT

A modification or extension of this Agreement shall be valid and binding only if it is in writing and signed by both parties indicating their agreement to such modification or extensions, provided however, that modifications shall be effective if signed by the party to be charged and the same is communicated to the other party. A renewal of this Agreement may be effectuated only upon the entering into and execution of a new agreement between you and us. The execution of this Agreement or any other agreement between you and us shall not under any circumstances imply that this Agreement will be renewed or create an expectation that we or you will be obligated to enter into negotiations for a new agreement nor will any such expectation or obligation be implied by any representation or conduct of the parties.

Section 39 NOTICES

All notices which either party is required or may desire to serve upon the other party shall be in writing, addressed to the party to be served at the address set forth on page I of this Agreement, and may be served personally, sent by an internationally recognized courier service, by postage prepaid registered or certified mail, addressed as herein provided (unless and until otherwise notified) or by facsimile transmission confirmed by a transmission report. Such notice shall be deemed served upon personal delivery, on the date it is recorded as delivered by receipt of courier service or mailing receipt, or upon the date shown on the facsimile transmission report; provided, however, that service of a request for approval of materials under this Agreement will be effective only upon our actual receipt of the request and of any required accompanying materials.

Section  40 MUSIC

Music is not licensed hereunder. Any charges, fees or royalties payable for music rights or any other rights not covered by this Agreement shall be in addition to the Royalties and covered by separate agreement.

Section  41 PREVIOUS AGREEMENTS

This Agreement ,and any confidentiality agreement you may have signed pertaining to any of the Licensed
Material, contains the entire agreement between us concerning the subject matter hereof, and supersedes any pre-existing agreement and any oral or written communications between us concerning the subject matter hereof. Further, if any pre-existing agreement(s) allow you to sell or distribute Articles outside the Territory or to manufacture any Articles outside the Territory, such agreement(s) shall be deemed to remain in effect to the extent that they relate to Licensed Material and Articles licensed hereunder.

Section  42 CONFIDENTIALITY

You represent and warrant that you did not disclose to any third party the prospect of a license from us, and that you did not trade on a prospect of a license from us prior to full execution of this Agreement. You agree to keep the terms and conditions of this Agreement confidential, and you shall not disclose any such terms and conditions to any third party without obtaining our prior written consent, provided, however, that this Agreement may be disclosed on a need-to-know basis to your attorneys and accountants who agree to be bound by this confidentiality provision. In addition, you may have access to information concerning our and/or our affiliates' business and operations and/or information concerning works in progress, artwork, plots, characters or other matters relating to our and/or our affiliates' artistic creations, which information may not be accessible or known to the general public. You agree not to use or disclose such information to any third party without obtaining our prior written consent.

Section 43 GOODWILL

You acknowledge that the right, and powers retained by us hereunder are necessary to protect our copyrights and property right, and, specifically, to conserve the goodwill and good name of our products and company, and the mime "Disney". and therefore You agree that you will not allow the same to become involved in matters which will or could, detract from or impungn the public acceptance and popularity thereof of impair their legal status.


1
9

Section 44 POWER TO SIGN

The parties warrant and represent that their respective representatives signing this Agreement have full power and authority to sign this Agreement and to bind the parties.

Section 45 SURVIVAL OF OBLIGATIONS

The respective obligations of the parties to this Agreement, which by their nature would continue beyond the termination, cancellation or expiration hereof, including but not limited to indemnification, insurance, payment of Royalties and Guarantees, and Paragraph 3l, shall survive termination, cancellation or expiration of this Agreement.

When signed by both parties this shall constitute an agreement between us.

Eschborn, this April 17, 1998

	.	. ....................	.
The Walt Disney Company   Nasco Products
(Germany) GmbH            International, Inc.



SCHEDULE TO LICENSE AGREEMENT
No. 3746 dated April 17, 1998 between
The Walt Disney Company (Germany) GmbH
and Nasco Products International, Inc.

Section  I (a) Licensed Material
               Mickey for Kids (2-12 years, according
               to MFK-Gui delines):

               Mickey Mouse, Minnie Mouse, Donald
               Duck, Daisy Duck, Goofy, Pluto,
               Scrooge McDuck, Huey, Dewey, Louie.

               Mickey Unlimited (up from 12 years,
               according to MU Guidelines):

               Mickey Mouse, Minnie Mouse, Donald
               Duck, Daisy Duck, Goofy, Pluto,
               Scrooge McDuck, Huey, Dewey, Louie.

Section  I (b) Trademarks
               "Trademarks' means 'Walt Disney",
               "Disney", the representations of
               Licensed Material included in
               Subparagraph I (a) above and the
               logo(s) of the motion picture,
               television series and/or
               branded program in which Licensed
               Material appears: Mickey for Kids,
               Mickey Unlimited.

Section I (c) Articles
              Fashion Accessories Children:
              Travel Bags:	Hard Luggage	Art.-No. 5 3050 1001
	Soft Luggage	Art.-No. 5 3050 1002
              Leisure Bags:	Beach Bags	Art.-No. 530502001
              Shopping Bags:     Art.-No. 530502002
                                 Totebags Art.
                                 -No. 5 3050 2003
              Schoolbags:	        Backpacks	Art.-No. 530505001
              Wallets:	        Wallets/coin purses
                                 Art.-No. 5 306022001
              Teen/Adult:
              Travel Bags:	Hard Luggage	Art.-No. 531602001
	Soft Luggage	Art.-No. 5 31602002
              Leisure Bags:	Beach Bags	Art.-No. 531603001
	Shopping Bags	Art.-No. 531603002
	Totebags	Art.-No. 531603003
              Fashion Bags:	Fashion Backpacks	Art.-No. 531604002
              Wallets:	        Wallets/coin purses	Art.-No.
531702001
              Sport Toys:  	Sport Bag	Art.-No. 5 11203001

Section  I (e) Term	   :  01/Sept/1998 -
                            30/June/1999

Section  I (f) Territory	:  Germany, Austria,
                            Switzerland

Section  I (d) Minimum Per Article Royalty:  N/A

Section  I (g) Royalties	12 %, FOB 17 %, based on
               wholesale price in Germany

Section  I (i) Royalty Payment Period	Each calendar quarter

Secion   I (j) Advance DM 50.000,00:
               DM 25.000,00 on 15/June/1998
               DM 25.000,00 on 15/September/1998

Section  I (k) Guarantee	DM 10O.W0,100


Section  I (1) Samples 3 per article and motif

Section  I (m) Promotion Commitment 	2 % of Net Invoiced
Billings
               for articles sold to customers

Section  I (n) CMF Payment I %, FOB 1,4 %

Section  I (o) CMF Guarantee DM 8.400,00

Section  I (p) CMF Advance DM 4.200,00:
               DM 2. 100 00 payable on 15/June/1998
	          DM 2.100:00 payable on
                15/September/1999

Section  I (q) Marketing Date	N/A

Section  31 (b) Sell-Off Period	30/September/1999


CONSENT/MANUFACTURER'S AGREEMENT
	DISNEY CHARACTER MERCHANDISE

Licensee:	XXXXXXXXXX XXXXXXXXXX XXXXXXXXXX

Reference is made to the License Agreement dated______ between __________("Disney') and
____________________("Licensee"), expiring
on_________________Disney hereby consents to the manufacture of the "Authorized Articles" referenced below, for the account of Licensee. upon the condition that the Manufacturer shall sign and fully comply in all respects with this Manufacturer's Agreement ("Agreement'). Failure of said condition shall entitle Disney to terminate the Agreement forthwith and require that that portion of all copies and molds or other devices used to manufacture the "Authorized Articles" in possession of the Licensee or the Manufacturer be immediately delivered to Disney or be destroyed to Disney's satisfaction.

NAME AND ADDRESS OF MANUFACTURER:    XXXXXXXXXXXX
XXXXXXXXXXXX      XXXXXXXXXXXX

TERRITORY OF MANUFACTURE:	XXXXXXXXXXXX

EXPIRATION OF THIS AGREEMENT:
(Unless sooner termninored or extended)

AUTHORIZED ARTICLES: (or components thereof)

XXXXXXXXXXXX XXXXXXXXXXXX

DISNEY PROPERTIES: XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

The Manufacturer signing below covenants and agrees that (except as may be authorized under a separate Disney
Manufacturer's Agreement or license):

1.	The Manufacturer will not manufacture the Authorized
Articles to the order of any one but the Licensee, will invoice only the Licensee, will not ship to anyone other than the Licensee or Licensee's designees and will not ship after the expiration date of the License.

2.	The Manufacturer will not subcontract production of the
Authorized Articles or components which contain the Disney Properties without Disney's, written consent.

3.	The Manufacturer will not (without Disney's written
consent) manufacture merchandise utilizing any of the Disney Properties listed above or any other properties the copyright or trademark to which is owned by Disney, other than the Authorized Articles in accordance with this Agreement.

4.	From time to time. the Manufacturer will permit Disney's
authorized representative to inspect its activities and premises, accounting books and invoices relevant to its manufacture and Supply of Authorized Articles.

5.	The Manufacturer will not publish or cause the
publication of pictures of the Authorized Articles in any publication or promotional material nor advertise the fact that it is permitted to manufacture Authorized
Articles, nor use the name "Disney" or any variant thereof without Disney's prior written consent.

6.	In manufacturing the Authorized Articles, the
Manufacturer will comply with all applicable local and national laws and regulations, treaties, voluntary industry standards, codes or other obligations
(collectively, "Laws"), including but not limited to, applicable health and safety standards and labor laws for manufacturing operations. Specifically, the
Manufacturer covenant, that:

(a) The Manufacturer will not use child labor in the manufacturing, packaging or distribution of Disney merchandise. The term "child" refers to a person younger than the local legal minimum age for employment or the age for completing compulsory education, but in no case shall any child younger than fifteen (15) years Of age (or fourteen (14) years of age where local law allows) be employed in the manufacturing, packaging or merchandise. The
Manufacturer employing young persons who do not fall within the definition of "children" agrees also to comply with any Laws applicable to such persons.




(b)	The Manufacturer agrees only to employ persons whose
presence is voluntary. The Manufacturer agrees not to use any forced or involuntary labor, whether prison, bonded, indentured or otherwise.

(c)	The Manufacturer agrees to treat each employee with
dignity and respect, and not to use corporal punishment, threats of violence, or other forms of physical, sexual, psychological or verbal harassment or abuse.

(d)	The Manufacturer agrees not to discriminate in hiring
and employment practices, including salary, benefits, advancement, discipline, termination, or retirement, on the basis of race, religion, age, nationality, social or ethnic origin, sexual orientation, gender, political opinion or disability.

(e)	The Manufacturer recognizes that wages are essential
to meeting employees' basic needs. The Manufacturer agrees to comply, at a minimum, with all applicable wage and hour Laws, including minimum wage, overtime, maximum hours, piece rates and other elements of compensation, and to provide legally mandated benefits. If local Laws do not provide for overtime pay, the Manufacturer agrees to pay at least regular wages for overtime work. Except in extraordinary business circumstances, the Manufacturer will not require employees to work more than the lesser of (1)
49 hours per week and 12 hours overtime or (2) the limits on regular and overtime hours allowed by local law, or, where local law does not limit the hours of work, the regular work week in such country plus 12 hours overtime. In addition, except in extraordinary business circumstances, employees will be entitled to at least one day off in every seven-day period. The
Manufacturer agrees that, where local industry standards are higher than applicable legal requirements, it will meet the higher standards.

(f)	The Manufacturer agrees to provide employees with a
safe and healthy workplace in compliance with all applicable Laws, ensuring, at a minimum, reasonable access to potable water and sanitary facilities, fire safety, and adequate lighting and ventilation. The
Manufacturer also agrees to ensure that the same standards of health and safety are applied in any housing it provides for employees. The Manufacturer agrees to provide Disney with all information Disney may request about manufacturing, packaging and distribution facilities for the Articles.

(g)	The Manufacturer agrees, to respect the rights of
employees to associate, organize and bargain collectively in a lawful and peaceful manner, without penalty or interference, in accordance with applicable
Laws.

(h) The Manufacturer agrees to comply with all applicable
Laws, including those pertaining to the manufacture, pricing, sale and distribL16011 of the Articles.

(i) The Manufacturer agrees to comply with all applicable environmental Laws.

  (j) The Manufacturer agrees that Disney and its designated agents (including third parties) may engage in monitoring activities to confirm compliance with this Agreement, including unannounced on-site inspections of manufacturing, packaging and distribution facilities, and employer-provided housing, such inspections to include reviews of books and records relating to employment matters and private interviews with employees. The Manufacturer agrees to maintain on site all documentation necessary to demonstrate compliance with this Agreement.

(k)	The Manufacturer agrees to take appropriate steps to
ensure that the provisions of this Paragraph 6 are communicated to employees, including the prominent posting of a copy of Disney's Code of Conduct for Manufacturers in the local language and in a place readily accessible to employees at all times.

7.	Upon expiration or termination of the License Agreement,
or upon notification by Disney or Licensee, the Manufacturer will (a) immediately cease manufacturing the Authorized Articles and deliver to Disney or its authorized representative that portion of any and all molds, plates, engravings or other devices used to reproduce the Disney Properties, or (b) provide Disney with satisfactory evidence that the Disney Properties have been erased or eradicated and are no longer reproducible.

LICENSOR:
THE, WALT DISNEY COMPANY (GERMANY) GmbH
By:XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
Title: Vice President & Managing Director

LICENSEE:	MANUFACTURER:
By:XXXXXXXXXXXXXXXXXXXX 		By:XXXXXXXXXXXXXXXXXXXX
Title:	Title:


Code of Conduct for Licensees

At The Walt Disney Company, we are committed to:

 a standard of excellence in every aspect of our business and in every comer of the world;
 ethical and responsible conduct in all of our operations;
 respect for the rights of all individuals; and respect for the environment.

We expect these same commitments to be shared by all Disney
Licensees and the manufacturers with which they work in the production of Disney merchandise. At a minimum, we require that all Disney licensees meet the following standards:

Conduct of Manufacturing

Licensees that engage directly in the manufacturing of Disney merchandise will comply with all of the standards set forth in Disney's Code of Conduct for Manufacturers, a copy of which is attached.

Licensees will ensure that each manufacturer other than the licensee also enters into a written commitment with Disney to comply with the standards set forth in Disney's Code of Conduct for Manufacturers.

Licensees will prohibit manufacturers from subcontracting the manufacture of Disney merchandise or components thereof without Disney's express written consent, and only after the subcontractor has entered into a written commitment with Disney to comply with Disney's Code of Conduct for Manufacturers.

Monitoring and Compliance

Licensees will take appropriate steps, in consultation with Disney, to develop, implement and maintain procedures to evaluate and monitor manufacturers of Disney merchandise and ensure compliance with Disney's Code of Conduct for Manufacturers, including unannounced on site inspections of manufacturing facilities and employer-provided housing; review of books and records relating-to employment matters; and private interviews with employees.

Licensees will authorize Disney and its designated agents
(including third parties) to engage
in similar monitoring activities to confirm Licensees compliance with this Code of Conduct.

Licensee will maintain on site all documentation that may be needed to demonstrate such compliance.

Attached: Code of Conduct for Manufacturers


At The Walt Disney Company, we are committed to:

 a standard of excellence in every aspect of our business and in every comer of the world;
 ethical and responsible conduct in all of our operations;
 respect for the rights of all individuals; and respect for the environment

We expect these same commitments to be shared by all manufacturers of
Disney merchandise. At a minimum, we
require that all manufacturers of Disney merchandise meet the following standards:

Child Labor

Manufacturers will not use child labor

	The term "child" refers to a person younger than 15 (or 14 where local law allows) or, if higher, the local legal minimum age for employment or age for completing compulsory education.

	Manufacturers employing young persons who do not fall within the definition of "children" will also comply with any laws and regulations applicable to such persons.

Involuntary Labor

	Manufacturers will not use any forced or involuntary labor. whether prison, bonded, indentured or otherwise.

Coercion and Harassment

Manufacturers will treat each employee with dignity and respect, and will not use corporal punishment, threats of violence or other forms of physical, sexual, psychological or verbal harassment or abuse.


Nondiscrimination

Manufacturers will not discriminate in hiring and employment practices, including salary, benefits, advancement, discipline, termination or retirement, on the basis of race, religion, age nationality, social or ethnic origin, sexual orientation, gender, political opinion or disability.

Association

Manufacturers will respect the rights of employees to associate, organize and bargain collectively in a lawful and peaceful manner, without penalty or interference.

	Health and Safety

Manufacturers will provide employees with a safe and healthy workplace in compliance with all applicable laws and regulations, ensuring at a minimum, reasonable access to potable water and sanitary facilities, fire safety, and adequate lighting and ventilation.

	Manufacturers will also ensure that the same standards of health and safety are applied in any housing that they provide for employees.

	Compensation

We expect manufacturer, to recognize that wages are essential to meeting employees' basic needs.
Manufacturers will, at a minimum, comply with all applicable wage and hour laws and regulations, including, those relating to minimum wages, overtime, maximum hours, piece rates and other elements of compensation, and provide legally mandated benefits. If local laws do not provide for overtime pay, manufacturers will pay at least regular wages
	for overtime work. Except in extraordinary business circumstances, manufacturers will not require employees to work more than the lesser of
(a) 48 hours per week and 12 hours overtime or (b) the limit,, on regular and overtime hours allowed by local law or, where local law does not limit the hours, of work, the regular work week, in such country plus 12 hours overtime. In addition, except in extraordinary business circumstances, employees will be entitled to at least one day off in every seven-day period.

Where local industry standards are higher than applicable legal requirements. we expect manufacturers to meet the higher standards.

Protection of the Environment

Manufacturers will comply with all applicable environmental laws and regulations.

Other Laws

Manufacturers will comply with all applicable laws and regulations, including those pertaining to the manufacture, pricing, sale and distribution of merchandise.

All references to "applicable laws and regulations" in this Code of Conduct include local and national codes, rules and regulations as well as applicable treaties and voluntary industry standards.

Subcontracting

Manufacturers will not use subcontractors for the manufacture of Disney merchandise or components thereof without Disney's express written consent, and only after the subcontractor has entered into a written commitment with Disney to comply with this Code of Conduct.

Monitoring and Compliance

Manufacturer, will authorize Disney and its designated agents
(including
third parties) to
engage in monitoring activities to confirm compliance with this Code of
Conduct, including
unannounced on-site inspections of manufacturing facilities and employer-provided housing;
reviews of book,; and records relating to employment matters; and private interviews with employees.

Manufacturers will maintain on site all documentation that may be needed to demonstrate compliance with this Code of Conduct.

Publication

Manufacturers will take appropriate steps to ensure that the provisions of this Code of Conduct are communicated to employees, including the prominent posting of a copy of this Code of Conduct, in the local language and in a place readily accessible to employees, at all times.



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