Form 10-K/A
period 1998-11-30
INNOVO GROUP INC
filed 1999-03-22
CIK 844143

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


INNOVO GROUP INC.
FORM 10-K
TABLE OF CONTENTS



PART I		Page

Item 1.		Business
Item 2.		Properties
Item 3.		Legal Proceedings
Item 4.		Submission of Matters to a Vote of Security Holders

PART II

Item 5.		Market for the Company's Common Equity and Related Stockholder
Matters
Item 6.		Selected Consolidated Financial Data
Item 7.		Management's Discussion and Analysis of Financial
Condition and
Results of Operations
Item 8.		Financial Statements and Supplementary Data
Item 9.		Changes in and Disagreements With Accountants on
Accounting and
Financial Disclosures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and
Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K

SIGNATURES

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

The Company's operations were classified into two industry segments prior to its fiscal year ended November 30, 1998: "Canvas and Nylon Consumer Products" and "Apparel Products". The Company discontinued all operations relating to the Apparel Products segment in September 1998 as described below in "Discontinued Operations.". See Note 11 of Notes to Consolidated Financial Statements for financial information on industry segments.

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


		Product Design. Innovo develops the designs and artwork for its utility market products in-house. Innovo manufactures its craft market products without artwork to be sold (sometimes packaged with paints or other supplies) for finishing by retail craft customers.
Innovo's licensed products are produced with the logos or other designs licensed from the four major professional sports leagues and colleges.
 Beginning in September 1998, the Company added a licensed NASCAR driver product line. See "Licensing Agreements" below.

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

During September 1998, the Company entered into an agreement with the Fan Fueler? division of Action Performance Companies, Inc. ("AP") providing the Company with exclusive manufacturing and non-exclusive distribution rights with respect to seat cushions, soft lunch bags and coolers, waist packs, tote bags and backpacks bearing motorsports-related trademarks and copyrights under AP's control. Among the NASCAR drivers represented by AP are Dale Earnhardt, Dale Earnhardt, Jr., Jeff Gordon, Rusty Wallace and Dale Jarrett.

The following sets forth certain information concerning the license agreements currently held by the Company.

Licensor			     Types of Products			Geographical
                                                               Areas

National Basketball	         Tote, lunch, shoe and         United States;
Association                  laundry bags; stadium         European Union
                             seat cushions.  		            ("EU")
                             Coolers, garment bags,        United Kingdom
                             backpacks,                    ("UK")
                             sportbags and waistpacks.

Major League Baseball        Tote, lunch, shoe and         United States; UK;
                             laundry bags, stadium	        EU
                             seat cushions.
                             Sport bags and backpacks.

National Football League     Tote, lunch, shoe and         United States; UK;
                             laundry bags, stadium	        EU
                             seat cushions.
                             Sports bags and backpacks.

National Hockey League       Tote, lunch, shoe and         United States; UK;
                             laundry bags, stadium	        EU
                             seat cushions.
                             Sports bags and backpacks.

Colleges/logos of            Tote, lunch, shoe and         United States; UK;
approximately 130 colleges   laundry bags; stadium	        EU
                             seat cushions;
                             sports bags and backpacks.

Walt Disney/Walt             Tote, sport, gym and          EU
Disney characters            other bags; backpacks;
                             waistpacks; wallets and
                             other stationary bags

Warner Bros                  Tote, sport, gym and 	        EU; Middle East
                             other bags; backpacks;
                             Waistpacks.

Fan Fueler                   Seat cushions; soft lunch     United States; EU
                             bags and coolers;
                             waist packs; tote bags and
                             backpacks.

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


Under the Spirco plan of reorganization, administrative claims were paid in cash from funds borrowed under the Company's bank credit facility. Leasall Management, Inc. ("Leasall"), a newly formed subsidiary of Innovo Group, acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt (which Innovo Group had previously guaranteed), and Spirco was merged into Innovo Group. Spirco claims were paid either by issuing common stock of the Company ("Common Stock") to creditors or, in the case of claims for federal, state and local taxing authorities, by issuing shares to a trust which sold the stock and distributed the proceeds to such claimants. Unsecured claims did not receive any distribution and were extinguished under the plan of reorganization.

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

Discontinued Operations

From 1996 through 1998, Thimble Square contributed a declining percentage of the Company's net sales, from approximately 18.5% in 1996 to 16.5% and 13.0% in 1997 and 1998, respectively. At the same time, the Thimble Square apparel products segment of the Company's business generated operating losses of approximately $110,000 in fiscal 1997 and $346,000 in fiscal 1998. See Note 11 of Notes to Consolidated Financial Statements.

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

Seasonality

The Company's business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with the Company's second and third fiscal quarters and the Company's cash flow is strongest in its third and fourth fiscal quarters.. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

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

In 1998, the Company entered into a manufacturing arrangement with Sunwaki Industrial Company LTD ("Sunwaki") pursuant to which Sunwaki provided a $500,000 trade credit to Innovo. Management expects this arrangement to substantially lower receiving, packing and shipping costs on those orders handled by Sunwaki. See also Item 7- Management's Discussion and Analysis -- Liquidity and Capital Resources.

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

	PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock is currently traded on the Nasdaq SmallCap Market maintained by The Nasdaq Stock Market, Inc ("Nasdaq") under the symbol "INNO." The following sets forth the high and low bid quotations for the Common Stock in such market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by the Company that the following quotations necessarily reflect an established public trading market in the Common Stock. The following information (as all other information herein) is adjusted to reflect a reverse stock split in which one-share of new Common Stock with a par value of $.10 per share was exchanged for every ten shares of old common stock having a par value of $.01 per share (the "Reverse Split"). The Reverse Stock Split was completed effective September 11, 1998).

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

	During February 1999, the Company issued an aggregate of 150,000 shares of Common Stock to two officers for total aggregate proceeds of $300,000. The shares were issued pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, and are "restricted" for purposes of Rule 144 promulgated under that Act. On a pro forma basis, the Company's net tangible assets as of November 30, 1998 would therefore be approximately $2,022,000 after giving effect to the sale of shares. Although the Company believes that this sale of shares will forestall any delisting of the Common Stock based on the Company's net tangible asset level as of November 30, 1998, the Company expects to incur operating losses during the first quarter of 1999 and that additional sales of Common Stock or other steps to increase tangible net assets will be necessary to maintain net tangible assets of at least $2,000,000. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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


Years Ended (3)

                        11/30/98     11/30/97    11/30/96   10/31/95    10/31/94

(000's except per share data)

Net Sales                $6,790       $7,901      $6,023     $5,276      $8,028
Costs of Goods Sold       4,493        5,303       3,981      3,808       5,044
Gross Profit              2,297        2,598       2,042      1,468       2,984
Operating Expenses (5)    4,203        4,007       4,008      3,134       5,389
Loss from Operations     (1,906)      (1,009)     (1,966)    (1,666)     (2,405)
Interest Expense           (503)        (657)       (870)      (511)       (821)
Other Income
  (Expense) (4)             142          337        (147)     2,110      (1,000)
Loss Before Income
  Taxes                  (2,267)      (1,729)     (2,983)       (67)     (4,226)
Income Taxes (6)              0            0           0          0       3,679
Loss from Continuing
   Operations            (2,267)      (1,729)     (2,983)       (67)     (7,905)
Discontinued
   Operations (1)        (1,747)        (110)       (105)      (626)       (685)
Extraordinary Item (2)        0          524           0       (258)        699
Net Loss                $(4,014)     $(1,315)    $(3,088)     $(951)    $(7,891)
Loss per share from
Continuing Operations    $(0.49)      $(0.50)     $(2.19)    $(0.26)    $(39.92)
Weighted Average Shares
Outstanding               4,618        3,438       1,361        261         198

Balance Sheet Data:
Total Assets             $7,232       $9,168      $9,433     $5,667     $11,143
Long-Term Debt            2,234        1,854       3,303      1,565       1,514
Stockholders' Equity      1,722        3,791       2,275       (230)     (2,372)

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

Results of Operations

	The following table sets forth the Statement of Operations for the years ended November 30, 1998, 1997 and 1996.


Years Ended

                              11/30/98       11/30/97       11/30/96
                              -------        -------        -------
Net Sales                      $6,790         $7,901         $6,023
Costs of Goods Sold             4,493          5,303          3,981
                              -------        -------        -------
Gross Profit                    2,297          2,598          2,042

Selling, General &
Administrative                  3,638          3,740          3,498
Write down of long-term
assets                            300            --             --
Depreciation & Amortization       265            267            510
                              -------        -------        -------
Income (Loss) from
Operations                     (1,906)        (1,009)        (1,966)

Interest Expense                 (503)          (657)          (870)
Other Income (Expense)            142            337           (147)
                              -------        -------        -------
Income (Loss) Before Income
Taxes                          (2,267)        (1,729)        (2,983)
                              -------        -------        -------
Income Taxes                        0              0              0
                              -------        -------        -------
Income (Loss) from
Continuing Operations          (2,267)        (1,729)        (2,983)

Discontinued Operations        (1,747)          (110)          (105)
Extraordinary Item                  0            524              0
                              -------        -------        -------
Net Loss                      $(4,014)       $(1,315)       $(3,088)
                              =======        =======        =======




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

Interest expense for the year ended November 30 decreased
$154,000 or 23% from 1997 to 1998 due to the payoff of debt in 1997 from the proceeds of the private placement to the "Smith Group" as well as a reduction in interest rates for new debt instruments placed during 1998.

Comparison of Fiscal Year Ended November 30 1997 to Fiscal Year Ended November 30, 1996

Net Sales for the year ended November 30 increased $1,900,000 or 31.2% from $6.0 million in 1996 to $7.9 million in 1997 primary due to the introduction of new items into the Company's "craft" product line.

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

Interest expense for the year ended November 30 decreased $300,000 or 32% from 1996 to 1997 due to the payoff of debt in 1997 from the proceeds of the private placement to the "Smith Group".

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

The Company's principal credit facility for working capital is its December 1997 factoring agreement with First American National Bank ("First American"). Under this facility, First American advances up to 90% of approved invoices. There is no established limit on the facility.
 First American charges Innovo 1% for the first 15 days an invoice is outstanding and .05% per day thereafter until paid, up to a maximum of 6%. The facility is secured by a first position on accounts receivable and inventory and personal guarantees of certain members of the Board of Directors and management. Prior to the agreement with First American, the Company factored its receivables with another lender. The facility can be terminated upon thirty day written notice by either party.

The Company has taken a number of steps to improve its liquidity in 1999, as more fully discussed below, including

* Obtaining a trade credit facility of up to $500,000 from a key vendor;

* Paying off in December 1998 a $126,000 short term note and a $179,000 long-term note from the proceeds of the sale of the Pembroke facility as it completed its disposal of the Thimble
Square operations;

* Obtaining in February 1999 an extension to February 2000 on a $350,000 line of credit that had expired in December 1998;

* Obtaining in February 1999 $300,000 in cash from the proceeds of a sale of common stock to two officers, who also committed to provide an aggregate of $100,000 in additional credit.

As a result of recent efforts with vendors, the Company believes it has made progress in reestablishing normalized trade relationships.
 In 1998, the Company entered into an arrangement with Sunwaki Industrial Company, Ltd. of Hong Kong to produce the Company's licensed products for both domestic and international distribution. Sunwaki has the capability to meet a substantial portion of the Company's needs for such products. In connection with this arrangement, Sunwaki agreed to extend up to $500,000 of trade credit to Innovo for fiscal year 1999. Management expects the arrangement to lower production and other related costs for 1999.

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

In December 1997, the Company had negotiated a line of credit at First Independent Bank for $350,000 collateralized by the equipment of Innovo and Leasall and the guarantees of certain officers. A total of $349,000 had been drawn under this facility which matured on December 30, 1998. In February 1999, the bank renewed the facility extending its due date to February 27, 2000.

During February 1999, the Company issued $300,000 in Common Stock to Sam Furrow, the Company's CEO, and Dan Page, the Company's COO. In addition to the placement of the stock, the officers made available to the Company separate lines of credit in the amount of $50,000 each. The lines will remain available until June, 1999, a time of year during which the Company would normally experience greater cash flow and liquidity due to the seasonal nature of the Company's business. See "Seasonality".

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

Additionally, the Company is in negotiations to sell a $703,000 promissory note receivable due from its President which had been received in connection with the President's exercise of a stock purchase award and has been reflected in the Company's financial statements as a reduction of equity. Proceeds from sale of this note receivable would be used to repay an existing note payable in the amount of $650,000 which would increase the Company's borrowing capacity. Additionally, collection of the note receivable would serve to increase the Company's tangible net assets.

Based on the foregoing, the Company believes that working capital will be sufficient to fund operations and required debt reductions during fiscal 1999. However, due to the seasonality of the Company's business and likely negative cash flow during the first half of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company has received a commitment from certain of its officers for additional credit in an amount not to exceed $500,000 to fund short-term cash requirements as may be required from time to time during 1999. The Company believes that any additional capital, to the extend needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

Year 2000

In 1998, the Company assessed its computer systems and determined that much of the hardware that runs the critical software will need to be updated as well as the operating systems that support the critical software. The software used for billing, inventory, job costing and other accounting functions is currently year 2000 compliant. The Company purchased new computer hardware and operating systems in December 1998 for approximately $10,000. The Company estimates that it will spend an additional $20,000 to $30,000 to convert the critical systems to the new hardware and upgrade the end-user equipment. The Company plans to have the conversion complete by the end of the second quarter or beginning of the third quarter of 1999. If the Company should not be able to successfully convert its computer hardware and operating systems to be in compliance with the year 2000, the Company will use a manual order processing system to continue to make and order customer product. Due to the mechanical nature of the equipment used in the production process, no interruption of production is anticipated.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 1999. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of
(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2000 will not affect the Company's financial statements.



ITEM 8.  FINANCIAL STATEMENTS

Innovo Group Inc.
Index to Consolidated Financial Statements


Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


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


/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP




Atlanta, Georgia
February 10, 1999, except for Note 13 which is as of March 10, 1999



INNOVO GROUP INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000's except for share data)

                                           11/30/98        11/30/97
                                          ---------       ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                  $  1,078         $   469
Accounts receivable net of allowance
  ($67,000 for 1998 and $123,000 for 1997)
  (Note 5)                                      708             895
Inventories (Note 5)                          1,101           1,582
Prepaid expenses                                267             398
                                          ---------       ---------
TOTAL CURRENT ASSETS                          3,154           3,344

PROPERTY, PLANT and EQUIPMENT, net            4,037           5,071
OTHER ASSETS                                     41             753
                                          ---------       ---------
TOTAL ASSETS                               $  7,232         $ 9,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable (Note 5)                     $    914         $ 1,131
Current maturities of long-term
  debt (Note 6)                                 270             211
Accounts payable                              1,139           1,412
Accrued expenses                                906             769
                                          ---------       ---------
TOTAL CURRENT LIABILITIES                     3,229           3,523

LONG-TERM DEBT, less current
  maturities (Note 6)                         2,234           1,854
OTHER                                            47             --
                                          ---------        --------
TOTAL LIABILITIES                             5,510           5,377

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 9)
Common stock, $0.10 par; shares
    authorized 7,000,000 in 1998 and 1997;
    issued 5,387,113 in 1998 and 4,459,613
    in 1997                                     538             446
Additional paid-in capital                   30,282          28,429
Promissory note - officer                      (703)           (703)
Deficit                                      (25,969)       (21,955)
Treasury stock                                (2,426)        (2,426)
                                           ---------       --------
TOTAL STOCKHOLDERS' EQUITY                     1,722          3,791

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY $   7,232       $  9,168
                                           =========       ========

See accompanying notes to consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(000's except per share data)

                                       Year Ended November 30,
                                      1998      1997      1996
NET SALES                            $6,790    $7,901    $6,023
COST OF GOODS SOLD                    4,493     5,303     3,981
                                     ------    ------    ------
Gross profit                          2,297     2,598     2,042

OPERATING EXPENSES
Selling, general and administrative   3,638     3,740     3,498
Write down of long-term assets          300       --        --
Depreciation and amortization           265       267       510

                                      4,203     4,007     4,008
                                     ------    ------    ------
LOSS FROM OPERATIONS                 (1,906)   (1,009)   (1,966)

INTEREST EXPENSE                       (503)     (657)     (870)
OTHER INCOME (EXPENSE), net             142       337      (147)
                                     ------    ------    ------
LOSS BEFORE INCOME TAXES             (2,267)   (1,729)   (2,983)

INCOME TAXES (BENEFIT)                  --        --        --
                                     ------    ------    ------
LOSS FROM CONTINUING OPERATIONS      (2,267)   (1,729)   (2,983)

DISCONTINUED OPERATIONS
Results from Thimble
   Square operations                   (346)     (110)     (105)
Loss on disposal of
   Thimble Square                    (1,401)      --        --
                                     ------    ------    ------
                                     (1,747)     (110)     (105)
                                     ------    ------    ------
LOSS BEFORE EXTRAORDINARY ITEM       (4,014)   (1,839)   (3,088)

EXTRAORDINARY ITEM (Note 7)             --        524       --
                                     ------    ------    ------
NET LOSS                            $(4,014)  $(1,315)  $(3,088)
                                     ======    ======    ======
LOSS PER SHARE:
Continuing operations                $(0.49)   $(0.50)   $(2.19)
Discontinued operations              $(0.38)   $(0.03)   $(0.08)
Net loss                             $(0.87)   $(0.38)   $(2.27)

WEIGHTED AVERAGE SHARES OUTSTANDING   4,618     3,438     1,361

See accompanying notes to consolidated financial statements


INNOVO GROUP INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's except for share data)

                                                                Additional            Promissory
                                                     Stock        Paid-in                 Note       Treasury
                              Shares     Amount   Subscription    Capital   Deficit     Officer       Stock      Total
Balance, November 30, 1995   387,886     $   39    $       292    $20,138  $(17,552)  $      -     $(2,389)    $      528
Issuance of common stock
  Cash                       731,628         73                     1,737                                           1,810
  Subscription agreements     31,136          3           (292)       289                                             --
  Spirco reorganization       31,299          3                       295                                             298
  Manufacturing agreement    120,000         12                       388                                             400
  Thimble Square acquisition 124,118         12                       621                                             633
  Extinguishment of debt     126,947         13                       410                                             423
  Conversion of debentures   752,191         75                       915                                             990
  Exercise of warrants and
   options                   337,273         34                       412                                             446
  Loan fees                   10,580          1                        31                                              32
Debt settlement                  --         --                                                         (37)           (37)
Issuance of warrants             --         --                         40                                              40
Issuance costs                   --         --                       (200)                                           (200)
Net loss                         --         --                               (3,088)                               (3,088)
Balance, November 30, 1996 2,653,058        265            --      25,076   (20,640)         -      (2,426)         2,275
Issuance of common stock         -
  Smith group purchase       675,000         68                     1,282                                           1,350
  Cash                       150,000         15                       660                                             675
  Conversion of debentures   412,793         41                       359                                             400
  Exercise of stock
   purchase right            400,000         40                     1,085                  (1,125)                    --
  Conversion of convertible
   notes                     210,000         21                       383                                             404
  Exercise of warrants        76,500          8                       135                                             143
  Debt settlement              7,500          1                        50                                              51
  Other                       24,762          2                        41                                              43
  Costs of issuance                                                   (85)                                            (85)
Retire shares subject to
   stock purchase right     (150,000)       (15)                     (407)                    422                     --
Warrant repurchase                                                   (150)                                           (150)
Net loss                                                                     (1,315)                               (1,315)
Balance, November 30, 1997  4,459,613       446          --        28,429   (21,955)         (703)  (2,426)         3,791
Issuance of common stock
  Furrow-Holrob Development
   purchase                   899,000        89                     1,709                                           1,798
  Issuance for compensation    16,450         2                        98                                             100
  Issuance for debt service     8,550         1                        53                                              54
  Exercise of warrants and
   options                      3,500                                   9                                               9
  Costs of issuance                                                   (16)                                            (16)
Net loss                                                                     (4,014)                               (4,014)
Balance, November 30, 1998   5,387,113   $  538      $   --       $30,282  $(25,969)      $  (703)  $(2,426)      $ 1,722

See accompanying notes to consolidated financial statements


INNOVO GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's)

Year Ended November 30,
                                             1998       1997       1996
                                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(4,014)   $(1,315)   $(3,088)
Adjustment to reconcile net loss to cash
used in operating activities from
continuing operations:
 Loss on disposal of discontinued
 operations                                  1,401        --         --
 Loss from discontinued operations             346        110        105
 Stock issuances for services and
 compensation                                  100        --         --
 Depreciation and amortization                 265        267        510
 Asset impairment charge                       300        --         --
 Provision for uncollectable accounts          (39)       (49)        78
 Extraordinary gain                            --        (524)       --
 Other                                         --         --           6
 Changes in assets and liabilities:
   Accounts receivable                         226        392       (430)
   Inventories                                 137        167       (406)
   Prepaid expenses and other                  176        (66)       560
   Accounts payable                           (273)      (173)       558
   Accrued expenses                            137       (134)      (598)
   Other                                       --         (14)       (11)
                                           --------   --------   --------
Cash used in operating activities of
 continuing operations                      (1,238)    (1,339)    (2,716)
Cash (used in) provided by operating
 activities of discontinued operations        (202)        92        (27)
                                           --------   --------   --------
Cash used in operating activities           (1,440)    (1,247)    (2,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                           (18)      (469)      (379)
Increase (decrease) in other assets            --          43        --
Proceeds from sale of discontinued
 operations                                    --         --         257
Disposal of fixed assets                       --         216        --
                                           --------   --------   --------
Cash used in investing activities              (18)      (210)      (122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Addition of notes payable                    7,865        869        --
Repayments of notes payable                 (8,027)      (221)      (444)
Additions to long-term debt                    650        --       1,675
Debt issue costs                               --         --        (285)
Repayments of long-term debt                  (212)      (729)      (226)
Proceeds from issuance of common stock       1,807      2,168      2,256
Stock issuance costs                           (16)       (85)      (200)
Warrant repurchase                             --        (150)       --
Other                                          --          43        --
                                           --------   --------   --------
Cash provided by financing activities        2,067      1,895      2,776

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                    609        438        (89)

CASH AND CASH EQUIVALENTS, at beginning of
period                                         469         31        120
                                           --------   --------   --------
CASH AND CASH EQUIVALENTS, at end of period $1,078      $ 469     $   31
                                           ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

Cash paid for interest                        $555       $767       $618
Cash paid for income taxes                     --         --         --

See accompanying notes to consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

Innovo Group Inc. ("Innovo Group") is a holding company, the principal assets of which are the outstanding securities of three operating subsidiaries, Innovo, Inc. ("Innovo"), NASCO Products
International, Inc. ("NP International") and Thimble Square, Inc.
("Thimble Square"). Certain assets of Thimble Square were disposed of and its operations ceased on September 13, 1998 (see Note 12). The Innovo Group and its wholly owned subsidiaries are referred to as "the Company".

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

The Company operated in two business segments throughout the majority of fiscal 1998. See Note 11. Sales to two customers (one a customer of Innovo, and one a customer of Thimble Square) accounted for 37.4%, and 92.0% of the net sales of each company respectively for the year ended November 30, 1998. Sales to foreign customers of Nasco Products International, principally in Europe, accounted for 18.4%, 16.4% and 12.1% of net sales in fiscal 1998, 1997 and 1996, respectively.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 1999. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2000 will not affect the Company's financial statements.

NOTE 2 -  INVENTORY

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

Inventories consisted of the following:

                                        November 30,
                                     1998         1997
                                    ------      -------
                                    (000's)      (000's)
Finished goods              	       $ 766       $  680
Work-in-process                        18          246
Raw materials                         353          692
                                    ------      -------
                                    1,137        1,618
Less inventory reserve                (36)         (36)
                                    ------      -------
                                   $1,101       $1,582

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


INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3  PROPERTY, PLANT & EQUIPMENT (continued)

Property and equipment consisted of the following:


                                 Useful
                                 Lives        November 30,
                                 (Years)    1998       1997
                                          -------    -------
                                           (000's)    (000's)
Buildings, land and
  improvements                    8-38    $ 3,250    $ 4,575
Machinery and equipment           5-10      1,153      1,526
Furniture and fixtures            3-8         637        674
Transportation equipment          5            56         65
Leasehold improvements            5-8           3          3
                                          -------    -------
                                            5,099      6,843
Less accumulated depreciation
  and amortization                         (1,841)    (1,772)
                                          -------    -------
                                            3,258      ---
Net property, plant and equipment of
   discontinued operations                    779      ---
                                          -------    -------
Net property and equipment                 $4,037    $ 5,071
                                          =======    =======

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

In 1998, management determined that, based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying amount of certain long-lived assets may not be recoverable. The resultant impairment of long-lived assets necessitated a write-down of the Florida property in the amount of $300,000. The estimated fair value of this property was determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

NOTE 4 - OTHER ASSETS

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

NOTE 4 - OTHER ASSETS (continued)

The goodwill, which arose in the Company's acquisition of Thimble
Square, was written off when Thimble Square was disposed (see Note 11).

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:


                                                 November 30,

                                             1998            1997

                                            (000's)         (000's)

Accounts receivable factoring facility     $   439         $   504
Bank credit facility                           349             273
NP International loan                         ---              251
Other                                          126             103
                                            ______          ______
                                           $   914         $ 1,131

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



INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 -  LONG-TERM DEBT

Long-term debt consisted of the following:


                                             November 30,
                                           1998       1997
                                         -------    -------
                                         (000's)    (000's)
First mortgage loan                      $  754     $  783
Non-recourse first mortgage on
   Florida property                         727        759
Thimble Square SBA loan                     179        194
Thimble Square first mortgage loan          --         112
Capital lease obligation                    194        211
Bank promissory note secured by receivable
   from an officer of the Company           650        --
Other                                       --           6
                                         ______     ______
Total long-term debt                      2,504      2,065
Less current maturities                    (270)      (211)
                                         ______     ______
                                         $2,234    $ 1,854

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

Principal maturities of long-term debt for continuing operations as of November 30, 1998 are as follows:

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

The Company has consolidated net operating loss carryforwards of approximately $31.6 million expiring through the year 2013. However, as the result of "changes in control" as defined in Section 382 of the Internal Revenue Code, approximately $25 million of such carryforwards may be subject to an annual limitation, which is currently estimated to be a minimum of $432,000, subject to adjustment. Such limitation would have the effect of limiting to approximately $12.7 million the future taxable income which the Company may offset through the year 2013 through the application of its net operating loss carryforwards. Any "changes in control" subsequent to the aforementioned one may have the effect of further limiting the utilization of the net operating loss carryforwards.
 A subsidiary of the Company has state tax net operating loss carryforwards of approximately $12.1 million to offset state taxable income. These carryforwards expire in varying amounts between the years 1999 and 2006.





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

As of November 30, 1998 the Company has outstanding common stock purchase warrants as follows:

   Class      Exercise Price     Shares      Expiration
   _____       ___________       ______      __________
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

During April 1998, an option to purchase 25,000 shares of Common
Stock was granted to an employee of Commerce Capital as additional collateral for the $650,000 loan to the Company. This option expires in 2003.

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

Stock option activity during the periods indicated is as follows:


                                  Number          Weighted-average
                                 of shares        exercise price
                                 ---------        ----------------
Balance at November 30, 1996        ---                ---
       Granted                    292,500             $3.32
       Forfeited                    ---                ---
Balance at November 30, 1997      292,500             $3.32
       Granted                    225,000             $4.14
       Forfeited                    ---                ---
Balance at November 30, 1998      517,500             $3.68

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

INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

lease agreement with a related party (Furrow-Holrob Development II, L.L.C.) to lease a production facility. The lease term began December 15, 1998 and extends for five years at a lease rate of $2 per square foot for 78,900 square feet.

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

In July 1992, a former employee filed suit against the Company and Spirco for alleging breach of an employment agreement and asserting other related claims (Wayne Copelin v. Innovo Group, Inc., et al., Case No. 11950, in the Chancery Court of Robertson County, Tennessee). When Spirco filed for bankruptcy in August 1993, the case proceeded against Innovo Group and a summary judgment of $100,000 was entered against it in March 1995. However, because the Copelin judgment was classified as a Class 8 Claim in the Spirco bankruptcy, the Company believed that the judgment was fully paid when it issued 35,211 shares of Common Stock to Copelin, in compliance with the confirmed Plan of Reorganization. When Copelin sought to enforce the judgment, Innovo Group, as the successor by merger to Spirco, brought a motion in the Spirco bankruptcy to enforce the terms of the Plan of Reorganization against Copelin. The bankruptcy judge granted the motion and permanently enjoined Copelin from enforcing the judgment in an order entered on October 18, 1996. Copelin appealed to the United States District Court and on April 13, 1998, the District Court reversed. The case is now on appeal to the United


INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

States Third Circuit Court of Appeals.  Unless the Circuit Court
reverses, Innovo Group will be liable for $100,000 plus accrued interest
since March 1995.   The Company does not have the $100,000 recorded as a
liability as of November 30, 1998. Management feels that the Circuit Court will reverse on the grounds that the claim was released in bankruptcy.

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

	Management is currently taking steps to improve profits by increasing the number of marketing personnel. , introducing new products and product lines and by attempting to keep fixed costs low. The Company has also taken several steps to increase liquidity in 1999. In 1998 the Company obtained a trade credit facility with a key vendor. In February 1999, In 1998, the Company obtained an extension until February 2000 on a $350,000 line of credit that expired in December 1998. Also in February 1999, the Company received $300,000 of proceeds from the sale of common stock to two officers who also committed to provide an aggregate of $100,000 in additional credit. Additionally, the Company received in 1999 a commitment from certain officers to fund short-term cash requirements to the extent needed up to an amount not to exceed $500,000 in the aggregate.
 Also, in 1999 the Company is in negotiations to sell a $703,000 note receivable from an officer. No assurances can be made that these efforts will be successful or that the Company will achieve profitability in the near future. The inability of the Company to achieve the foregoing could require the Company to constrict its operations.

NOTE 11 - SALE OF THIMBLE SQUARE (DISCONTINUED OPERATIONS)

	On September 13, 1998 Thimble Square entered into a sale agreement with Confident Colors, LLC. ("Confident Colors"). Under the terms of the agreement, Confident Colors leased the Baxley, Georgia, facility and equipment for $3,000 monthly and succeeded to the business of Thimble Square. Thimble Square ceased all operations following the lease to Confident Colors. The Pembroke, Georgia, facility was sold on December 10, 1998 to H.N. Properties L.L.C. for $122,354 net of selling expenses.
 As a result of the cessation of the Thimble Square business and the sale of the Pembroke, Georgia, building to H.N. Properties, L.L.C., the Company recorded a loss totaling $1,401,000 including write off of unamortized goodwill and adjustment of property and equipment and assets under capital lease to their estimated net realizable values. Thimble Square's operations for the years ending November 30, 1998, 1997 and 1996 have been reclassified as discontinued operations on the statement of operations for those years. In conjunction with the disposition of assets of Thimble Square, the Company paid off, in December 1998, an aggregate of approximately $306,000 of debt collateralized by Thimble Square assets.
 The net assets of Thimble Square as of 1998 and 1997 are as follows:

                              					      1998     	      1997
                                       --------        --------
	Acconts Receivable		                $        0	     $   65,000
	Inventory			                            12,000         207,000
	Other Current Liabilities			                 0  	       61,000
	Property, Plant and Equipment	       1,020,000	      1,526,000
	Accumulated Depreciation		            (241,000)  	    (196,000)
	Goodwill			                               	  0	        702,000
	Other Long-Term Assets			                    0          12,000
	Current debt			                       (327,000)       (287,000)
	Accounts Payable			                    (19,000)        (45,000)
	Accrued Expenses		                     (55,000)        (76,000)
	Long-term Debt			                     (173,000)       (365,000)
                                     ----------      ----------
                               					 $  217,000    	 $2,377,000

NOTE 12 - RELATED PARTY TRANSACTIONS

	During 1998, the Company employed a consultant to assist the Company with its public filings and accounting statements. This consultant was also an executive of Confident Colors. The person chiefly responsible for the operations of the Thimble Square was also an officer of Confident Colors.


NOTE 13 - SUBSEQUENT EVENTS

	In February 1999, the Company sold 75,000 shares of common stock each to two officers, or 150,000 shares in the aggregate for proceeds of $300,000 which approximates fair value of the common stock.

In February 1999, the Company obtained an extension until February 2000 on a $350,000 line of credit that expired in December 1998.

In 1999, the Company received a commitment from certain of its officers to fund short-term cash requirements in an amount not to exceed $500,000, as may be required from time to time in fiscal 1999.


ITEM 9. CHANGES IS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information set forth under the captions "Directors and Executive Officers" contained in the Company's 1999 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

	The information set forth under the captions "Compensation" and "Employment and Stock Option Agreements" contained in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Beneficial Ownership of Common Stock" contained in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information set forth under the caption "Certain Relationships and Related Transactions" contained in the Company's 1998 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.  See Item 8.

(2)  Financial Statement Schedules


Schedule  				Page Reference

Report of Independent Certified Public
Accountants on Financial Statement Schedules			76

Schedule II - Valuation and Qualifying Accounts			77

(3)  Exhibits

Exhibit
	Reference
Number	Description									No.

3.1		Form of Amended and Restated Certificate
of Incorporation of Registrant.						3.1 (12)

3.2		Amended and Restated Bylaws of Registrant.*				 4.2 (5)

4.1		Article Four of the Registrant's Amended and
Restated Certificate of Incorporation (included in Exhibit 3.1)*

10.1		Registrant's 1991 Stock Option Plan.*					10.5 (2)

10.2		NASCO, Inc. Amended Stock Bonus Plan dated
as of December 31, 1991.*							10.6 (2)

10.3		Note executed by NASCO, Inc. and payable to
First Independent Bank, Gallatin, Tennessee
in the principal amount of $950,000 dated
August 6, 1992.*								10.21 (2)

10.4		Deed of Trust between NASCO, Inc. and First
Independent Bank, Gallatin, Tennessee dated
August 6, 1992.*								10.22 (2)

10.5		Authorization and Loan Agreement from the
U.S. Small Business Administration, Nashville,
Tennessee dated July 21, 1992.*						10.23 (2)

10.6		Indemnity Agreement between NASCO, Inc. and
First Independent Bank, Gallatin, Tennessee.*					10.24
(2)

10.7		Compliance Agreement between NASCO, Inc. and
First Independent Bank, Gallatin, Tennessee
dated August 6, 1992.*							10.25 (2)

10.8		Assignment of Life Insurance Policy issued
by Hawkeye National Life Insurance Company
upon the life of Patricia Anderson-Lasko to
First Independent Bank, Gallatin, Tennessee
dated July 31, 1992.*							10.26 (2)


10.9		Guaranty of Patricia Anderson-Lasko on behalf
of NASCO, Inc. in favor of First Independent
Bank, Gallatin, Tennessee dated August 6, 1992.*				10.27
(2)

10.10		Guaranty of Innovo Group Inc. on behalf of
NASCO, Inc. in favor of First Independent Bank,
Gallatin, Tennessee dated August 6, 1992.*					10.28
(2)

10.11		Guaranty of Innovo, Inc. on behalf of NASCO,
Inc. in favor of First Independent Bank,
Gallatin, Tennessee dated August 6, 1992.*					10.29
(2)

10.12		Guaranty of NASCO Products, Inc. on behalf of
NASCO, Inc. in favor of First Independent Bank,
Gallatin, Tennessee dated August 6, 1992.*					10.30
(2)

10.13		Note executed by NASCO, Inc. and payable to
ICON Cash Flow Partners, L.P., Series D, in
the principal amount of $750,000 dated
August 7, 1992.*								10.36 (2)

10.14		Security Agreement between NASCO, Inc.
and ICON Cash Flow Partners, L.P., Series
D dated August 7, 1992.*							10.37 (2)

10.15		Guaranty of Innovo Group Inc. on behalf
of NASCO, Inc. in favor of ICON Cash Flow
Partners, L.P., Series D dated July 30, 1992.*					10.38
(2)

10.16		Guaranty of Innovo, Inc. on behalf of NASCO,
Inc. in favor of ICON Cash Flow Partners,
L.P., Series D dated July 30, 1992.*						10.39
(2)

10.17		Guaranty of NASCO Products, Inc. on behalf
of NASCO, Inc. in favor of ICON Cash Flow
Partners, L.P., Series D dated July 30, 1992.*					10.40
(2)

10.18		Guaranty of NASCO Sportswear, Inc. on behalf
of NASCO, Inc. in favor of ICON Cash Flow
Partners, L.P., Series D dated July 30, 1992.*					10.41
(2)

10.20		Non-Competition and Non-Solicitation Agreement
dated May 10, 1993 among QSP, Inc., NASCO,
Inc. and Innovo Group Inc.*						10.45 (4)


10.21		Employment Agreement dated September 30, 1993
between Innovo Group Inc. and Patricia
Anderson-Lasko.*							10.56
(6)

10.22		Form of Common Stock Put Option.*					10.61
(6)

10.23		Form of Debt Conversion Agreement between
Innovo Group Inc. and certain holders of
notes payable or Subordinated Notes Payable.*				10.63 (6)

10.24		Form of Agreement between Innovo Group Inc.
and Purchasers under the June 11, 1993 Unit
Purchase Agreement.*							10.64 (6)

10.25		Agreement dated April 29, 1994 between C.I.
Sports, Inc. and NASCO Products, Inc.*					10.65 (7)

10.26		Amended Plan of Reorganization of Spirco, Inc.*
	10.67 (8)

10.27		$600,000 Secured Promissory Note and Security
Agreement dated July 20, 1994 between Innovo
Group Inc., Innovo, Inc. and NASCO Products,
Inc. and certain individual lenders.*						10.68
(8)

10.28		License Agreement dated January 24, 1994
between NFL Properties Europe B.V. and NASCO
Marketing, Inc.*								10.66 (9)

10.29		License Agreement dated July 7, 1997 between
National Football League Properties, Inc. and
Innovo Group Inc.

10.30		First Amendment to $600,000 Secured Promissory
Note and Security Agreement dated April 15, 1995.*				 10.70
(9)

10.31		Security Agreement dated April 28, 1995 between
Innovo, Inc. and Riviera Finance.*						10.71 (9)

10.32		Form of Amendment to Common Stock Put Option.*
	10.72 (9)

10.33		Agreement dated July 31, 1995 between NASCO
Products, Inc. and Accessory Network Group, Inc.*				10.1
(11)

10.34		License Agreement dated November 14, 1995 between
Innovo Group Inc., United States Olympic Committee
and Warner Bros. Studios*							10.47 (12)

10.35		Agreement dated December 11, 1995 between Innovo
Group Inc., United States Olympic Committee and
Original Appalachian Artworks, Inc.*					10.48 (12)

10.36		License Agreement dated August 9, 1995 between
Innovo, Inc. and NHL Enterprises, Inc.*					10.49 (12)

10.37		License Agreement dated August 9, 1995 between
NASCO Products International, Inc. and NHL
Enterprises, B.V.*							10.50 (12)

10.38		License Agreement dated December 15, 1995
between Major League Baseball Properties, Inc.
and Innovo Group Inc.*							10.51 (12)

10.39		License Agreement dated October 6, 1995
between Major League Baseball Properties
and NASCO Products International, Inc.*					10.52 (12)

10.40		License Agreement dated August 1, 1997
between NBA Properties, Inc. and Innovo, Inc.

10.41		License Agreement dated August 1, 1997
between NBA Properties, Inc. and NASCO
Products International, Inc.

10.42		Merger Agreement dated April 12, 1996 between
Innovo Group Inc. and TS Acquisition, Inc.
and Thimble Square, Inc. and the Stockholders
of Thimble Square, Inc.*							10.1 (13)

10.43		Property Acquisition Agreement dated
April 12, 1996 between Innovo Group Inc.,
TS Acquisition, Inc. and Philip Schwartz
and Lee Schwartz.*							10.2 (13)

10.44		License Agreement between Innovo, Inc. and
Anheuser-Busch Cos., Inc.*						10.57(14)

10.45		License Agreement between Innovo Group Inc.
and Warner Bros. dated June 25, 1996.*					10.45(15)

10.46		License Agreement between Innovo Group Inc.
and Walt Disney dated September 12, 1996.*
	10.46(15)

10.47		Indenture of Lease dated October 12, 1993
between Thimble Square, Inc. and Development
Authority of Appling County, Georgia*					10.47(15)

10.48		Lease dated October 1, 1996 between Innovo,
Inc. and John F. Wilson, Terry Hale, and
William Dulworth*
	10.48(15)

10.49		Incentive Stock Option between Samuel J. Furrow, Jr.
		and Innovo Group Inc.							10.49

10.50		Incentive Stock Option between Samuel J. Furrow
		and Innovo Group Inc.							10.50

10.51		Incentive Stock Option between Robert S. Talbott
		and Innovo Group Inc.							10.51

10.52		Real Property and Asset Lease Agreement between
		Thimble Square and Confident Colors					10.52

10.53		Manufacturing and Distribution Agreement between
		Nasco Products International and Action Performance Companies,
Inc.		10.53

10.54		Auction Agreement between Innovo Group, Inc.
		and Furrow Auction Company						10.54

10.55		Auction Agreement between Innovo Group, Inc.
		and Furrow Auction Company 						10.55

10.56		Sale Agreement of property in Pembroke, GA between
		Thimble Square and H.N. Properties, L.L.C.
	10.56

10.57		Lease Agreement between Furrow-Holrob Development, L.L.C. and
	               Innovo Group, Inc
	10.57

10.58		Marketing Agreement between Coulver Marketing Group and
		Innovo Group, Inc.							10.56

10.59  Amendment to License Agreement with National Football League
  10.59

10.60  Amendment to License Agreement with Warner Bros.           10.60

10.61  License Agreement with NBA Properties and Innovo, Inc.     10.61

10.62  License Agreement with NBA Properties and Nasco Products International
  10.62

10.63  License Agreement with Major League Baseball and Nasco Products
    International                      10.63

10.64  License Agreement with Major League Baseball and Innovo Group, Inc.
   10.64

10.65 License Agreement with Walt Disney and Nasco Products International, Inc. 10.65

21		Subsidiaries of the Registrant						21
(13)

23.1		Consent of BDO Seidman, LLP (incorporated by
reference as Exhibit 23.2 to Registration
Statements No. 33-71576 and No. 333-12527).

27		Financial Data Schedule (appears only in
electronically filed version of this report).
_________________________

* Certain of the exhibits to this Report, indicated by an asterisk, are incorporated by reference to other documents on file with the Securities and Exchange Commission with which they were physically filed, to be part hereof as of their respective dates. Documents to which reference is made are as follows:

(1)	Amendment No. 4 Registration Statement on Form S-18 (No. 33-25912-
NY) of ELORAC Corporation filed October 4, 1990.

(2)	Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-
51724) of Innovo Group Inc. filed November 12, 1992.

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

(5)	Registration Statement on Form S-8 (No. 33-71576) of Innovo Group
Inc. filed November 12, 1993.

(6)	Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1993.

(7)	Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-
77984) of Innovo Group Inc. filed July 25, 1994.

(8)	Amendment No. 4 to the Registration Statement on Form S-1 (No. 33-
77984) of Innovo Group Inc. filed August 18, 1994.

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

6.	On November 3, 1998, the Company filed a Current Report on
Form 8-K/A pursuant to Item 5, Other Events, containing a pro forma balance sheet as of September 30, 1998 reflecting the effect on the Company's net tangible assets of the sale of common stock for aggregate proceeds of $1,798,000 and filing the press release with respect to such pro forma balance sheet as an exhibit.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVO GROUP INC.


By:/s/ Samuel J. Furrow
Samuel J. Furrow
Chairman of the Board and Chief Executive
Officer

March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                   Date


/s/ Samuel J. Furrow_______	Chief Executive Officer		March 15, 1999
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director



/s/ Dan Page________________					March 15, 1999
Dan Page
Chief Operating Officer and Director


/s/ Patricia Anderson-Lasko_					March 15, 1999
Patricia Anderson-Lasko
President and Director


____________________________					March 15, 1999
J. Eric Hendrickson
Vice President, Treasurer
and Director



/s/ L.E. Smith______________					March 15, 1999
L.E. Smith
Director


____________________________					March 15, 1999
Herb Newton
Director




/s/ Samuel J. Furrow, Jr.___					March 15, 1999
Samuel J. Furrow, Jr.
Vice President and Director


____________________________					March 15, 1999
Marc B. Crossman
Director


/s/ Bradley White___________	Chief Financial Officer		March 15, 1999
Bradley T. White
Controller


/s/ Bradley White___________	Chief Accounting Officer		March
15, 1999
Bradley T. White
Controller


/s/ Robert S. Talbott _____					March 15, 1999
Robert S Talbott
Director



Report of Independent Certified Public Accountants on Financial
Statement Schedule

Board of Directors
Innovo Group Inc.


The audits referred to in our report to Innovo Group Inc. and subsidiaries, dated February 10, 1999 which is contained in Item 8, included the audits of the schedule listed under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Atlanta, Georgia
February 10, 1999

INNOVO GROUP INC AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                                   Balance at   Charged         Charged to                           Balance
                                   Beginning    to Costs      Other Accounts-     Deductions-         at End
  Description                      of Period   And Expense       Describe          Describe         of Period
Allowance for doubtful accounts:
Year ended November 30, 1998       $106,000   $  132,000         $   -           $  171,000  (A)    $ 67,000
Year ended November 30, 1997         66,000      153,000             -              113,000  (A)     106,000
Year ended November 30, 1996         99,000       78,000             -              111,000  (A)      66,000

Allowance for inventories:
Year ended November 30, 1998       $ 36,000   $      -           $   -           $       -   (B)    $ 36,000
Year ended November 30, 1997         73,000          -               -               37,000  (B)      36,000
Year ended November 30, 1996         18,000       55,000             -                   -   (B)      73,000

Allowance for deferred taxes:
Year ended November 30, 1998     $3,860,000   $      -           $   -           $   52,000       $3,808,000
Year ended November 30, 1997      3,415,000          -           445,000                 -        $3,860,000
Year ended November 30, 1996      8,815,000          -               -            5,400,000       $3,415,000

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


INNOVO GROUP, INC.

NON-QUALIFIED SHARE OPTION AGREEMENT

This Agreement is entered into this day by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 27 North Main Street, Springfield, Tennessee 37172., ("Corporation"), and Samuel J. Furrow, Jr. ("Furrow"), a Tennessee resident whose principal residence address is 5817 Toole Dr., Knoxville Tennessee 37919.

WHEREAS, the Corporation desires to obtain Furrow's services as V.P. of Corporate Development and Spokesperson;

WHEREAS, this Option will provide equity incentives for Samuel J. Furrow, Jr. to become and remain a member of the Corporation, by granting such person options to purchase shares of the Corporation's common stock ("Shares");

WHEREAS, the Board has determined to grant to Furrow a non-qualified share option ("Option") to purchase 250,000 upon and subject to the terms and conditions stated in this Agreement.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.   Grant of Option.   Subject to the terms and conditions of
this Agreement, the Corporation hereby grants to Furrow, during the period ending 5:00 p.m. Springfield, Tennessee time on August 31, 2003 ("Expiration Date"), the option to purchase from the Corporation, from time to time, at a price of $0.33 per Share ("Exercise Price"), up to, but not to exceed, an aggregate of 250,000 Shares ("Option Shares").

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

3.2	Exercise in Event of Death or Disability.    Whenever the word
"Furrow" is used in any provision of this Agreement under circumstances when the provision should logically be construed to apply to Furrow's guardian, legal representative, executor, administrator, or the person or persons to whom this Option may be transferred by testamentary will or by the laws of descent and distribution, the word "Furrow" shall be deemed to include such person or persons.

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




						By:
	_________________________________
							Sam Furrow, Chairman and CEO




	__________________________________
							Samuel J. Furrow, Jr.





EXHIBIT A

INNOVO GROUP INC.
NOTICE OF EXERCISE OF SHARE OF OPTION


I hereby exercise my Non-Qualified Share Option granted by INNOVO GROUP INC. ("Corporation") and seek to purchase _____________ shares of common shares of the Corporation pursuant to said Option. I understand that this exercise is subject to all the terms and provisions of my Non-Qualified Share Option Agreement.


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


INNOVO GROUP, INC.

NON-QUALIFIED SHARE OPTION AGREEMENT

This Agreement is entered into this day by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 27 North Main Street, Springfield, Tennessee 37172, ("Corporation"), and Samuel J. Furrow ("Furrow"), a Tennessee resident whose principal residence address is 5300 Turtle Point Ln., Knoxville TN, 37919

WHEREAS, the Corporation desires to obtain Furrow's services as a member of the Corporation's Board of Directors;

WHEREAS, this Option will provide equity incentives for Samuel J. Furrow to become and remain a member of the Board of Directors ("Board") of the Corporation, by granting such person options to purchase shares of the Corporation's common stock ("Shares");

WHEREAS, the Board has determined to grant to Furrow a non-qualified share option ("Option") to purchase 1,000,000 upon and subject to the terms and conditions stated in this Agreement.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.   Grant of Option.   Subject to the terms and conditions of
this Agreement, the Corporation hereby grants to Furrow, during the period ending 5:00 p.m. Springfield, Tennessee time on March 31, 2003 ("Expiration Date"), the option to purchase from the Corporation, from time to time, at a price of $0.475 per Share ("Exercise Price"), up to, but not to exceed, an aggregate of 1,000,000 Shares ("Option Shares").

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

3.2	Exercise in Event of Death or Disability.    Whenever the word
"Furrow" is used in any provision of this Agreement under circumstances when the provision should logically be construed to apply to Furrow's guardian, legal representative, executor, administrator, or the person or persons to whom this Option may be transferred by testamentary will or by the laws of descent and distribution, the word "Furrow" shall be deemed to include such person or persons.

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




						By:
	_________________________________
							L.E. Smith, Chairman and CEO




	__________________________________
							Samuel J. Furrow





EXHIBIT A

INNOVO GROUP INC.
NOTICE OF EXERCISE OF SHARE OF OPTION


I hereby exercise my Non-Qualified Share Option granted by INNOVO GROUP INC. ("Corporation") and seek to purchase _____________ shares of common shares of the Corporation pursuant to said Option. I understand that this exercise is subject to all the terms and provisions of my Non-Qualified Share Option Agreement.


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


INNOVO GROUP, INC.

NON-QUALIFIED SHARE OPTION AGREEMENT

This Agreement is entered into this day by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 27 North Main Street, Springfield, Tennessee 37172., ("Corporation"), and Robert S. Talbott ("Talbott"), a Tennessee resident whose principal residence address is 7016 Old Kent Dr., Knoxville Tennessee 37919.

WHEREAS, the Corporation desires to obtain Talbott's services as a member of the Corporation's Board of Directors;

WHEREAS, this Option will provide equity incentives for Robert S. Talbott to become and remain a member of the Board of Directors ("Board") of the Corporation, by granting such person options to purchase shares of the Corporation's common stock ("Shares");

WHEREAS, the Board has determined to grant to Talbott a non-qualified share option ("Option") to purchase 1,000,000 upon and subject to the terms and conditions stated in this Agreement.

NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1.   Grant of Option.   Subject to the terms and conditions of
this Agreement, the Corporation hereby grants to Talbott, during the period ending 5:00 p.m. Springfield, Tennessee time on August 31, 2003 ("Expiration Date"), the option to purchase from the Corporation, from time to time, at a price of $0.475 per Share ("Exercise Price"), up to, but not to exceed, an aggregate of 1,000,000 Shares ("Option Shares").

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

3.2	Exercise in Event of Death or Disability.    Whenever the word
"Talbott" is used in any provision of this Agreement under circumstances when the provision should logically be construed to apply to Talbott's guardian, legal representative, executor, administrator, or the person or persons to whom this Option may be transferred by testamentary will or by the laws of descent and distribution, the word "Talbott" shall be deemed to include such person or persons.

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




						By:
	_________________________________
							Sam Furrow, Chairman and CEO




	__________________________________
							Robert S. Talbott





EXHIBIT A

INNOVO GROUP INC.
NOTICE OF EXERCISE OF SHARE OF OPTION


I hereby exercise my Non-Qualified Share Option granted by INNOVO GROUP INC. ("Corporation") and seek to purchase _____________ shares of common shares of the Corporation pursuant to said Option. I understand that this exercise is subject to all the terms and provisions of my Non-Qualified Share Option Agreement.


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


Date:_____________,________


__________________________
Signature

EXHIBIT 10.52

                REAL PROPERTY AND ASSET LEASE AGREEMENT

     This Real Property and Asset Lease Agreement (the "Lease") is made and entered into this the 14th day of September, 19998, by and between Thimble Square, Inc. ("Lessor") and Confident Colors, LLC ("Lessee").


                           WITNESSETH

     WHEREAS, Lessor is the owner and operator of a commercial sewing enterprise located in Baxley, Georgia know as Thimble Square, Inc (the "Business"); and

     WHEREAS, Lessor desires to lease to Lessee, and Lessee desires to lease from Lessor upon the terms and conditions hereto, the Business, including the real property, physical plant, equipment, assets, contracts, good will and other tangible and intangible property associated with said Business.

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

1. Leased Real Property and Assets. Lessor, for and in consideration of the rents, covenants, agreements, and stipulations hereinafter mentioned, provided for and contained to be paid, kept and performed by Lessee, hereby leases, hires and rents unto Lessee, and Lessee hereby leases, hires, rents and takes from Lessor upon the terms and conditions which hereinafter appear, the following real property and assets, together with all replacements thereof and additions thereto, as follows:

(a) Real Property:  230 Frost Industrial Blvd., Baxley,
     Georgia 31513, as more specifically set forth in the legal description attached as Exhibit "A" hereto (the "Real Property");


(b) Building: all improvements upon the Real Property, including without limitation that certain building consisting of approximately 21,000 square feet of space, together with all systems, fixtures and other improvements located therein, all as more specifically described in the floor plan attached as Exhibit "B" hereto (the "Building");

(c) Equipment and Assets: all equipment and other tangible assets used and useful in the ownership and operation of the Business [and located at the Plant], including without limitation all assets identified on Exhibit C hereto (the "Tangible
     Assets");

(d) Licenses: all of Lessor's right, title and interest in and to the licenses, permits, authorizations, qualifications, orders, franchises, certificates, consents and approvals issued to Lessor by any governmental or regulatory agency or authority, whether Federal, state or local, and used in connection with the operation of the Business (the "Licenses");



(e) Intangible Assets: all of Lessor's right, title and interest in and to the copyrights, trademarks, trade names, logos,

     service marks and other intangible assets used in connection with the Business, together with all good will associated with the Business (the "Intangible Assets" and, together with the Real Property, Building, Tangible Assets and Licenses, the "Business Assets"); and

(f) Contracts: all of Lessor's rights and privileges under those contracts, leases and agreements necessary or relating to Lessor's ownership and operation of the Business, including Without limitation (I) those contract listed on Exhibit "D" (unless specifically excluded therein), (ii) that certain lease and option agreement for the Real Property and Building dated October 12, 1993, by and between the Development Authority of Appling County, Georgia and Thimble Square, Inc., a Georgia Corporation (the "Capital Lease"), and (iii) that certain production agreement between Lessor and Crown Tex (the "Contracts").

2. Term. Lessee shall have and hold the Business Assets for the term of two (2) years beginning on the _____ day of September, 1998 (the "Commencement Date"), and ending at midnight on the 30th day of September, 2000, unless earlier terminated as hereinafter provided {the "Term").


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

     (e) During the Term hereof, in addition to the base rent specified in paragraphs (a), (b), (c) and (d) above ("Base Rent"), Lessee shall also pay to Lessor additional rental payments ("Percentage Rent") equal to two percent (2%) of any annual gross revenues in excess of five Million Dollars ($5,000,000) earned by Lessee from the operation of the Business during the Term. The Percentage Rent shall be calculated at the end of the twelfth (12th) and twenty fourth (24th) months after the Commencement Date, and shall be payable two (2) months in arrears. Upon the payment of any Percentage Rent due hereunder, Lessee shall provide Lessor with a written calculation of said Percentage Rate. Lessor shall also have the right on an annual basis to inspect the books and records of Lessee to verify same. The time and place of such inspection shall be convenient to Lessee ad at Lessee's principle office.

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

     13. Governmental Orders. Lessee agrees, at its own expense, promptly to comply with all codes, rules, regulations, ordinances, laws, orders and other requirements of any legally constituted public authority having jurisdiction over the Business Assets ("requirements") made necessary by reason of Lessee's occupancy of the Real property and Building, use of the Business Assets and operation of the Business. Lessor agrees promptly to comply with any such requirements if the same are not made necessary by reason of Lessee's occupancy. It is mutually agreed, however, between Lessor and Lessee, that if in order to comply with such requirements, the cost to Lessor or Lessee, as the case may e, shall exceed a sum equal to one year's rent hereunder, then the party hereto obligated to comply with such requirements may terminate this Lease by giving written notice of termination to the other party, which termination shall become effective sixty (60) days after receipt of such notice and which notice shall eliminate necessity of compliance with such requirements unless the party giving such notice of termination, shall, before termination becomes effective, pay to the party giving notice all costs of compliance in excess of one year's rent, or secure payment of said sum in any manner satisfactory to the party giving notice.

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

    16. Removal of Trade Fixtures and Equipment. At the termination of this Lease, Lessee may (if not in default hereunder) remove any of the trade fixtures, equipment and other unattached items which Lessee may have installed or stored in or on the Real Property or Building. Lessee shall repair any damage to the Business Assets caused by its removal of such items. The failure of Lessee to remove such items at the end of this Lease shall be deemed an abandonment thereof at the option of Lessor. If Lessee fails to so remove such items as herein provided, or fails to repair any damage caused to the Business Assets by such removal, then Lessor may do so and charge Lessee with the cost and expense thereof and all such cost and expense shall be paid by Lessee to Lessor on demand. Lessee shall not remove any plumbing or electrical fixtures or equipment, any central heating, ventilating or air conditioning equipment, floor coverings, walls or ceilings, or any other property which may and shall be deemed to constitute a part of the Real Property and Building.

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

    19. Default by Lessor. In the event of Lessor's obligations hereunder, Lessee must give Lessor notice thereof and allow Lessor thirty (30) days from Lessor's receipt of such notice to cure such default, or, in the event of a default which can not be cured within thirty (30) days, to commence curing such default. In the event of any default by Lessor under the Capital Lease, Lessee shall have the right to cure said default on behalf of Lessor pursuant to Section 4 hereof. In the event of any material default by Lessor hereunder which is not cured by Lessor within 30 days after Lessor receives notice from lessee, Lessee may, at its sole option, terminate this Lease at no further liability to Lessee, and may recover any and all damages entitled to Lessee under applicable law on account of lessor's default, including without limitation Lessee's actual attorneys' fees incurred as a result of thereof.

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

          21A.3 Title to Tangible Assets. Except as set forth on Exhibit "C", Lessor has good and marketable title to the Tangible Assets, free and clear of all liabilities, obligations, security interests, liens, rights and encumbrances of others whatsoever.

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

        21A.8 Condition of Tangible Assets. Tangible Assets are leased "as is" without any express or implied warranty of any kind, including without limitation any warranty of merchantability or fitness for a particular purpose.

        21A.9 Contracts. All of the leases, contracts and agreements to which Lessor is a party with respect to the Business are listed on Exhibit "D". Lessor has performed all of its duties and obligations under each of the Contracts in all material respects, the failure to perform which would have a material adverse effect on the business, operations or financial condition of the Business. There are no material defaults under any of the Contracts by Lessor or, to best of Lessor's knowledge, by any other party, or any events, which with notice, the passage of time or both, would constitute a material default under any of the Contracts. All Contracts are in full force and effect and are valid and enforceable in accordance with their respective terms.
 Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated hererby does or will result in a breach or default under, or permit any party to modify any obligations under, or cause or permit any termination, cancellation or loss of benefits under, any of the Contracts. Lessor has obtained any necessary consent to this Lease required under the Capital Lease.

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

       21A.13 Compliance with Laws. Lessor has all licenses, permits or other aut5horizations of governmental, regulatory or administrative agencies required to conduct its business with respect to the Business as currently conducted. No judgment, decree, order or notice of violation has been issued by any such agency or authority which permits, or would permit, revocation, modification or termination of any of governmental permit, license or authorization or which results or could result in any material impairment of any rights thereunder. With respect to the Business, Lessor is in compliance with all applicable federal, state, local or foreign laws, regulations, statutes, rules, ordinances, directives and orders and any other requirements of any governmental, regulatory or administrative agency or authority or court or other tribunal applicable to it.

       21A.14 Environmental matters. The Real Property and Building are free of any substantial amounts of (1) waste or debris; (2) "hazardous waste" as defined by the Resource
Conservation and Recovery Act as amended from time to time ("RCRA"), or any "hazardous substance" as defined in the statutes of Georgia, as amended from time to time, and regulations promulgated thereunder, or as defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time ("CERCLA"), and regulations promulgated thereunder; (3) any substance the presence of which is prohibited by any law similar to those set forth in this subparagraph; and (4) any materials which, under federal, state, or local law, statute, ordinance or regulation, or court or administrative order or decree, or private agreement, require special handling in collection, storage, treatment or disposal (the wastes, substances and materials referred to in items (1)-(4) being hereafter collectively referred to as "Hazardous Materials").

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

       21A.18 Employee Benefits. Schedule 21.18 identifies each personnel policy, summary plan description, profit sharing plan or other employee benefit plan or document (whether written or oral) providing for insurance coverage or for deferred compensation, bonuses, stock options or other forms of incentive compensation, severance benefits, post-retirement compensation or benefits, welfare or similar plans or profit sharing plans ("Benefit Plans") which (i) are administered, entered into or maintained as the case may be, by Lessor and (ii) cover any employee of Lessor at the Business. True and correct copies or descriptions of each such document (and, if applicable, any related trust agreements or descriptions, in the case or oral arrangement) are also attached as part of such Schedule 21.18. Each such Benefit Plan has been maintained in compliance with the requirements prescribed by any and all statutes, order, rules and regulations applicable to it, including, but not limited to, the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Internal Revenue Code of 1986, as amended ("Code").

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

    22. Lessor's Entry of Real Property and Building. Lessor may card the Real Property and Building "For Rent" or "For Sale" ninety (90) days before the expiration of the Term of this Lease (subject to Lessee's option to purchase pursuant to Section 24). Lessor may enter the Real Property and Building at reasonable hours to exhibit the same to prospective lessees or purchasers and to make repairs required of Lessor under the term hereof.
     23. Effect of Termination of Lease. No termination of this Lease prior to the normal ending thereof, by lapse of time or otherwise, shall effect Lessor's right to collect rent for the period prior to termination thereof.

24. Purchase Option. At any time during the Term of this Lease, Lessor hereby grants and Lessee hereby accepts, the option to purchase all of Lessor's interest in the Business (the "Option"), including without limitation the Business Assets (including all rights under and subject to the terms of the Capital Lease). In the event Lessee elects to exercise the Option, Lessee shall provide Lessor with written notice thereof no later than sixty (60) days, or the required time period required by the Lessor's Capital Lease, whichever is longer, prior to the exercise of the Option. The purchase price for the Option shall be Four Hundred Eighty Thousand Dollars ($480,000), less thirty-three and one-third percent (33 1/3%) of all Base Rent and fifty percent (50%) of all Percentage Rent paid by Lessee during the Term hereof, and shall be payable by Lessee on the Option Date in U.S. cash or certified funds or other form of payment reasonably accepted by Lessor.

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

26. No Estate in Land. This Lease shall create the relationship of Lessor and Lessee between the parties hereto. No estate shall pass out of Lessor. Lessee has only usufruct not subject to levy and sale, which is assignable only pursuant to the terns if this Lease.

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

    33. Definitions. "Lessor" as used in this Lease shall include first party, its heirs, representatives, assigns, and successors in title to the Business Assets. "Lessee" shall include second party, its heirs and representatives, and if this Lease shall be validly assigned or sublet, shall include also Lessee's assignees or sublessees as to the Business Assets covered by such an assignment or sublease. "Lessor" and "Lessee" include male and female, singular and plural, corporation, partnership or individual, as may fit the particular parties.

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


     Signed, sealed and delivered as
     to Lessor, in the presence of:            LESSOR:
                                         Thimble Square, Inc.


     /s/ Scott Parliament                By:  /s/ L.E. Smith  CEO
     --------------------                     --------------------
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



     Signed, sealed and delivered as
     to Lessor, in the presence of:           LESSEE:
                                        Confident Colors, LLC


    /s/ Scott Parliament                /s/ L. Winston Biggs
    --------------------                --------------------
    Unofficial Witness                  Name
                                        Title

   /s/ Jennifer Gregory
   --------------------
   Notary Public


                               EXHIBIT A

                            LEGAL DESCRIPTION


                             EXHIBIT B

                         BUILDING FLOOR PLAN


                               EXHIBIT C

                         LIST OF TANGIBLE ASSETS


                             EXHIBIT D

                          LIST OF CONTRACTS


                       MUTUAL RELEASE AGREEMENT



     On this 15th day of September, 1998 Thimble Square, Inc.
("Employer") and Jane Silk ("Employee") mutually agree to release each other from any further contractual obligations related to an Employment Agreement ("Agreement") dated 4/12/96.

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




/s/ Jane Silk
-------------
Employee
Jane Silk



Thimble Square, Inc.
--------------------
For Employer
L.E. Smith, CEO
/s/ L.E. Smith  CEO


                             MUTUAL RELEASE AGREEMENT



     On this 15th day of September, 1998 Thimble Square, Inc.
("Employer") and Ron Silk ("Employee") mutually agree to release each other from any further contractual obligations related to an Employment Agreement ("Agreement") dated 4/12/96.

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



/s/ Lewis A. Massey
-------------------
Lewis A. Massey
Secretary of State


                             ARTICLES OF ORGANIZATION
                                       OF
                             CONFIDENT COLORS, L.L.C.

    Pursuant to Section 14-11-100 et seq. Of the Georgia Limited
Liability Act (the "Act"), the following Articles of Organization for the instant Georgia limited liability company (the "Company") are set forth as follows:

                             Article I.

     The name of the Company is "Confident Colors, L.L.C.".

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



Eric Hendrickson----------------
Eric Henrickson, Secretary, Treasurer and V.P.


                     CORPORATE SEAL


EXHIBIT 10.53

     THIS AGREEMENT is made this 20th day of August, 1998, between, NASCO PRODUCTS INTERNATIONAL, INC., INNOVO GROUP, INC., and any and all subsidiaries, successors and assigns (hereinafter referred to as "Innovo"), whose business address is 27 North Main Street, Springfield, Tennessee 37172, and ACTION PERFORMANCE COMPANIES, INC. and any and all subsidiaries, successors and assigns (hereinafter referred to as "AP"), whose business address is 4707 E. Baseline Road, Phoenix, AZ 85040.

     WHEREAS, Innovo is a manufacturer and distributor, as well as a seller and marketer, of various products;
     WHEREAS, AP operates a division known as "Fan Fueler", and has requested that Innovo manufacture and distribute certain products it produces in the manner herein provided;
     WHEREAS, Fan Fueler is a discrete business unit of AP, separate and distinct from AP's other business units, including, but not limited to, such operations currently known as Sports Image, Action Racing Collectibles and Image Works;
     WHEREAS, Fan Fueler maintains its own methods of product distribution maintained by each of AP's other business units;

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

     In consideration for the rights granted to Innovo by AP, Innovo shall not distribute, or manufacture for distribution, within the Territory, any products which are the same as, or substantially similar to, Products and which bear any trademark, copyright or other mark or any driver, team, team sponsor or sanctioning body involved in "Motorsports". For purposes of this Agreement, "Motorsports" shall mean any international or domestic professional motorsports association including, but not limited to, NASCAR, NHRA, IRL, CART, Formula One, World of Outlaws, AMA, IHRA, Slim Jim, ARCA, Goody's Dash Series and USAC.

     2. Sale. Innovo hereby agrees, as the exclusive manufacturer and as a distributor of Products, to manufacture, sell and distribute Products to retailers, during the term of this Agreement, in accordance with the provisions of this Agreement, in the quantities set forth in purchase orders submitted to Innovo, at the prices, subject to the provision of
Section 9, Possible Price Modifications, specified in Exhibit A, attached hereto (hereinafter referred to as a "Retail Sale"); Innovo shall also be the exclusive manufacturer for sales to AP, competitively priced with the market, of the Products referred to herein, during the term of this Agreement, in accordance with the provisions of this Agreement, in quantities set forth in purchase orders submitted to Innovo at the prices also specified in Exhibit B (hereinafter referred to as a Sale to AP). All division of AP will purchase the various Products at the price contained in Exhibit B, except for AP's Fan
Fueler division, or any successor thereof, which will pay the prices listed as the "Selling Price" in Exhibit A.

     3. Products. As used in this Agreement, the term "Products" shall include the products, bearing motorsports related trademarks and copyrights under the control of AP, manufactured and/or sold by Innovo in the following categories:
          Cush-n-Carry
          Cooler
          Lunch Pack
          Waist Pack
          Tote Bag
          Back Pack

"Products", as defined by this section shall, from time to time, be subject to the deletion of the product categories listed above and the addition of other product categories, as the parties many agree, in writing, during the term of this Agreement.

     4. Territory. Innovo shall have the right to distribute Products throughout the United States and, to the extent allowed by reference to individual license agreements through which AP controls the trademarks and copyrights, additional countries throughout the European Union

"Territory." Innovo shall not distribute, or manufacture for distribution, Products outside the Territory.

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

     7. Right of Inspection. For each driver, AP shall have the right to inspect each new Product, including new designs of existing product ("New Product"), and any and all artwork including, but not limited to advertisements, packaging and promotion materials ("Artwork") pertaining to said New Product. Within ten (10) days of receipt, AP shall approve or disapprove of said New Product and Artwork. Grounds for disapproval include, but are not limited to, failure of any New Product to meet AP's production specification requirements or failure of any Artwork to meet the stated artistic requirements of AP. AP shall specify in detail the basis of any disapproval. In the event that AP disapproves of any New Product or Artwork, Innovo shall promptly work to modify such submittal to conform to the requirements of AP and shall resubmit such New Product or Artwork for review and approval of AP. Innovo shall not manufacture, distribute, market, sell or use New Product or Artwork prior to approval by AP. AP shall not unreasonably withhold approval of New Product or Artwork. Unreasonable delay in approval or disapproval of New Product or Artwork by AP shall constitute approval of the New Product submission provided Innovo gives AP ten (10) days written notice of its intent to deem delay as constituting an approval.

     Notwithstanding the preceding paragraph, Innovo acknowledges that, in accordance with the terms and conditions of their license agreements, AP is obligated to provide samples, in certain cases pre-production samples as well as production samples ("Samples"), of any and all New Product and Artwork to the impacted licensors ("Impacted Licensors") for their review and approval. AP shall be allowed a reasonable period of time, as determined by reference to the individual agreements with Impacted Licensors, to obtain the requisite approval of Impacted Licensors, in addition to the ten (10) days provided for in the preceding paragraph for AP to review and approve said New Product and Artwork on its own behalf. Innovo shall provide, at no additional cost to AP, two (2) Samples of any and all New Product and Artwork in addition to the number of said New Product and Artwork that AP is required to provide to the Impacted Licensors.

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

     8. Terms of Payment. Within seven (7) days of the end of each month, Innovo agrees to issue one purchase order to AP representing all Retail Sales and inventory increases of AP items during such period. With regard to Retail Sales, Innovo shall make payment, within thirty
(30) days of the issuance of a purchase order, to AP for the "Reimbursement to AP" specified in Exhibit A, attached hereto. With regard to all Sales to AP, other than Fan Fueler or any successor thereof, AP shall make payment, within thirty (30) days of shipment, to Innovo at the price established in Exhibit B attached hereto.

     9. Possible Price Modification. The prices contained in Exhibit A may be adjusted by Innovo upon thirty (30) days notice to AP. In the event that AP does not agree to any price adjustment, Innovo shall cease to be the exclusive manufacturer of said Product and AP shall be entitled to seek any and all alternative means necessary for the manufacture of said Product.

    10. Cancellation of Purchase Orders. In the event that Any AP purchase order is canceled, AP hereby agrees to purchase the Product manufactured by Innovo at the prevailing price at which Innovo is selling the Product to AP at the time of cancellation (a "Sale to AP"). Innovo agrees to use all efforts to minimize costs to AP in the event of a canceled AP Sale.

    11. Duration of Contract. Except in the case of Termination of this Agreement as defined in ?16, this Agreement shall continue in effect for a period of three (3) years from the date of the execution of this Agreement ("Initial Term"). If Innovo is not then in default under this Agreement at the end of the Initial Term, Innovo shall have the right of first refusal to negotiate for the extension of the Agreement, on a year-to-year basis ("Extension"). Upon Innovo's exercise of its right(s) of first refusal, the parties hereto shall use their best efforts to negotiate in good faith any modification or amendments that may be reasonably necessary to continue the parties' rights and obligations under the Agreement. In the event that Innovo desires to exercise its right(s) of first refusal, it shall do so by providing written notice to AP at any time prior to sixty (60) days before the expiration of the Initial Term or Extension, as the case may be. If Innovo is in default under the terms of the Agreement at the end of any Extension, Innovo shall forfeit its rights of first refusal for future Extensions and any Extensions agreed to for future years shall be null and void.

12. Marketing. Innovo is authorized to enter into agreements with retailers relating to the Products identified in this Agreement. Innovo will use its best efforts to sell Products to retailers.

    13. Product Warranty Policies.
        a. Innovo's Products are sold to retailers and AP at prices that contemplate that such Products are free from defects in manufacture and workmanship at the time of sale. In the event that any Product is defective at the time of sale, neither AAAP nor any retailer shall be under any obligation to purchase said Product unless Innovo, at Innovo's cost, cures any and all defects. With regard to sales to AP, Innovo and AP shall work together, in good faith, to determine whether any Product is defective. With regard to Retail Sales, Innovo and the retailer shall work together, in good faith to determine whether any product is defective. To the extent any Product does not meet AP's production specification requirements or stated artistic requirements, upon proof to Innovo's satisfaction of the defect, that Product shall be deemed defective.
        b. For any and all defective Product claims or demands made against AP, Innovo agrees to protect AP and hold AP harmless from any loss or claim arising out of inherent defects in any of Innovo's Product existing at the time such Product is sold by Innovo or any retailer. AP and Innovo shall give each other immediate notice of any such loss or claim and cooperate fully with each other in the handling thereof. AP agrees to protect Innovo and hold Innovo harmless for any loss or claim arising out of negligence of AP or AP's agents.

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

    15. Order Processing and Shipment Policies. Innovo shall use best efforts to meet its delivery commitments with regard to Retail Sales and shall at all times conduct its business in a manner which enhances the reputation of AP and Fan Fueler in the marketplace. In order to meet these commitments, Innovo shall build and maintain within the United
States, inventory in amounts reasonably expected to meet the needs of its customers, including AP (hereinafter "Inventory on Hand"). Innovo will employ its best efforts to fill AP's orders promptly on acceptance, but reserves the right to allow Inventory on Hand as it deems best.
However, to the extent that AP's orders of Product identified in section 3 of this Agreement cannot be fulfilled with Inventory on Hand, Innovo commits to manufacturing or, upon written approval of AP, effecting the manufacturing of said product in quantities sufficient to fulfill AP's orders prior to producing additional amounts of the same Product or Products for purposes of Retail Sales. Innovo warrants that it shall use best efforts to fulfill AP's orders within (I) four weeks to the extent that sufficient quantities of Inventory on Hand exist to fulfill said orders, or (ii) seventy-five days to the extent that fulfillment of said orders specially require overseas production of Products.
Notwithstanding the preceding sentence, Innovo shall not be liable for failure to ship Innovo's Products specified in the accepted order because of strikes, differences with workers, inability to secure transportation facilities or other circumstances beyond its control. AP shall not be liable for failure to accept shipments of Products ordered from Innovo when such failure is due to strikes, or any other cause beyond AP's control, provided Innovo receives notice in writing to suspend such shipments prior to delivery to carrier.

    16. Termination. The following provisions shall govern the termination of this Agreement:
        a. The parties may terminate this Agreement by mutual written agreement.
        b. If Innovo becomes unable to pay its debts as they become due, or if Innovo files or has filed against it a petition in bankruptcy, reorganization or for the adoption of an arrangement under any present or future bankruptcy, reorganization or similar law (which petition, if filed against Innovo, is not dismissed within 30 days after the filing date), or if a receiver, trustee, liquidator or sequestrator of all or substantially all of Innovo's property is Appointed, or if Innovo discontinues its business, this Agreement automatically shall terminate forthwith upon written notice to Innovo.
        c. If Innovo or AP fail to meet the terms of payment outlined in ?8 and continue to fail to render such payment then due during the 20 business days immediately following written notice of such default, Innovo or AP, as the case may be, may terminate this Agreement upon final written notice to the other party.
        d. If Innovo's business is sold or transferred by operation of law or otherwise, and if there is a substantial change in Innovo's management, AP in its sole and absolute discretion, shall have the right, upon written notice to Innovo, to convert this Agreement to a non-exclusive manufacturing and distribution agreement having a yearly term cancelable by AP upon written notice given at least 30 days prior to the end of each calendar year.
        e. If (A) Innovo (I) manufactures, offers to sell, sells, distributes or otherwise disposes of articles in any way utilizing any of the Products which are not Approved as provided herein; (ii) registers or attempts to register any claim to copyright, trademark, service mark, design patent or any other right in or to any element of the Products; (iii) fails to obtain or maintain insurance coverage as required hereunder; or (iv) materially breaches the terms and conditions of this Agreement in any manner, and (B) Innovo fails to cure any such condition within 30 days written notice of the occurrence thereof from AP, AP may terminate this Agreement upon written notice to Innovo.
        f. Upon termination of this Agreement, AP shall purchase from Innovo all new, current, unused and saleable Product, exclusive of parts, on hand or in transit that may have been delivered to AP under this Agreement which are represented on a current or forthcoming purchase order. The price to be paid by AP shall be controlled by the prevailing price in a Sale to AP at the time of termination, plus transportation costs previously paid or incurred by Innovo, and less any cash or other discounts that may have been allowed or paid by AP. Innovo may dispose of any other remaining Product through its retail distribution channels.
        g. Innovo shall not accept any purchase orders for the sale of any Products covered by this Agreement after the termination or expiration of the distributorship created by this Agreement, unless Products have previously been manufactured. However, purchase orders received prior to termination of this Agreement may be fulfilled after said termination and shall be governed in the same manner as are ordinary purchase orders placed with Innovo pursuant to this Agreement.

    17. Notice of Changes or Cancellations. AP agrees to notify Innovo of any driver changes, cancellations or any other changes which may have any affect on Innovo's production, sales, marketing or distribution of any of the products which are or shall be the subject of this Agreement. Said notice shall be given to Innovo no later than sixty (60) days prior to the close of each calendar year.

    18. Insurance. Innovo and AP, each at its sole cost, will obtain and maintain throughout the Initial Term and extensions, and will provide the Other Party (hereinafter defined) written evidence from the insurance carrier of commercial general liability insurance including broad form coverage for contractual liability, products liability and personal injury (including bodily injury and death), and advertiser's liability insurance, each from a legally qualified insurance company reasonably acceptable to the Other Party; (1) in an amount, with respect to the Products Liability Insurance, not less than $2,000,000 combined single limited for each single occurrence and with a deductible no greater than $10,000; (2) in an amount, with respect to the other general liability insurance, no less than $1,000,000/$3,000,000 with a deductible no greater than $10,000; (3) naming the Other Party (and its designees from time to time) as an additional insured and requesting that each such insurance company shall waive any rights of subrogation against the Other Party (and its designees from time to time); (4) non-cancelable except on 30 days prior written notice to the Other Party and only if replaced so that there is no lapse in coverage as required herein; (5) providing that such insurance shall be primary insurance notwithstanding the existence or coverage of any other policy of insurance maintained by the Other Party or by any other insured or third party; (6) as proof of such insurance, fully paid certificates of insurance shall be submitted to the Other Party for their prior written approval before any product is distributed or sold, not later than thirty (30) days after the date of this Agreement. Each such certificate shall provide for no less than thirty (30) days prior written notice to the Other Party of any lapse, cancellation or termination of such insurance, and any proposed change in any certificate of insurance shall be submitted to the Other Party for its prior written approval. For purposes of this section, the term "Other Party" shall, in the case of Innovo, mean AP and, in the case of AP, mean Innovo.

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

    23. Indemnification.
        a. Indemnification of AP: Innovo shall indemnify and hold harmless AP and any of its affiliates, shareholders, agents, employees or directors and Innovo hereby indemnifies and holds harmless AP from and against all damages, claims, losses, expenses, costs, obligations and liabilities, including, without limitation, liabilities for attorney's fees (hereinafter collectively referred to as "Loss and Expense") suffered or incurred by AP directly or indirectly as a result of (I) subject to the exception noted in subparagraph (b)(ii), any injury to or death or any person or persons directly or indirectly arising out of or resulting from any goods or services manufactured, finished, distributed, sold or offered by Innovo, its employees, agents or representatives (ii) any damage to or loss of any property directly or indirectly arising out of or resulting from any goods or services manufactured, finished, distributed, sold or offered by Innovo, its employees, agents or representatives (iii) any injury or loss to AP resulting from violation of any of its license agreement directly or indirectly arising out of or resulting from any goods or services manufactured, finished, distributed, sold or offered by Innovo, its employees, agents or representatives, which are not approved by AP pursuant to ?7 of this Agreement.
        b. Indemnification of Innovo: AP shall indemnify and hold harmless Innovo and any of its affiliates, partners, shareholders, agents, employees or directors and AP hereby indemnifies and holds harmless Innovo from and against any Loss and Expense suffered or incurred by Innovo directly or indirectly as a result of any person making a claim for (I) any injury or damage arising out of false advertising, trademark or copyright infringement arising out of Innovo's manufacture, distribution, marketing, sale or use of any product and any and all related Artwork so long as said products and Artwork are approved by AP in the manner set forth in ?7 of this Agreement (ii) any physical injury or death of any officer, agent or employee of AP, arising out of or in connection with products to be provided under this Agreement so long as said injury or death relates to the products to which title has passed to AP, or (iii) any injury or damage arising out of Innovo's use of any tool or mold owned and provided to Innovo by AP which results from defect of said tool or mold.

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

IN THE PRESENCE OF:                  INNOVO GROUP, INC.

_____________________________        By:_____________________________

_____________________________        Its:____________________________


                                     ACTION PERFORMANCE COMPANIES, INC.

_____________________________        By:______________________________

_____________________________        Its:_____________________________


EXHIBIT 10.54

	DATE	       THIS AGREEMENT, made the   6th   day of   October  ,
1998
      by and
between
Innovo Group, Inc.
      MAILING
ADDRESS
Attn:  Mr. Butch Smith, CEO

27 North Main Street

Springfield, TN  37172
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

LOCATION
said property located at  above location

said sale to be held at  above location
DATE
and to be sold on or about the   12th   day of   November   , 1998

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

 SURVEY
   OWNER agrees to furnish a current survey of said property at OWNER'S expense. OWNER shall be responsible for the costs of any soil mapping, health department evaluation, and related work, i.e., perk tests, etc.; stakes (large stakes @ $2.75/stake; small stakes @ $2.25/stake); parcel signs
@ $7.50 each.
 TITLES
   OWNER agrees to furnish deeds of title for all properties sold in this sale.
MARKETING
   OWNER agrees to pay the cost of advertising and promotion of this sale in the amount of
$24,405.01   (PER ATTACHED SCHEDULE "A") and, OWNER agrees to pay all
other expenses as shown on Schedule "A", which shall be billed at AUCTIONEER'S cost which shall be substantiated by paid receipts. AUCTIONEER agrees to promote the attendance of the best buyers for this sale.


SALE
LOCATION
   OWNER agrees to furnish a location on which the auction sale can be conducted at OWNER'S expense. Toilet facilities and refreshments are available upon OWNER'S request and at OWNER'S expense. Tent and chairs will be furnished at OWNER'S expense to include cost of
erection, dismantling, and staging not to exceed $     @ cost     per
tent to be paid in full at closing of the property.

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


							OWNER:

			FURROW AUCTION COMPANY
	_____________________________________________
			1022 Elm Street
			Knoxville, Tennessee 37921
	by___________________________________________
			(423) 546-3206

	Title________________________________________


			by______________________________


	by___________________________________________

			Title_____________________________



	Title________________________________________


EXHIBIT 10.55

	DATE	       THIS AGREEMENT, made the   6th   day of   October  ,
19  98
      by and
between
Innovo Group, Inc.
      MAILING
ADDRESS
Attn:  Mr. Butch Smith, CEO

27 North Main Street

Springfield, TN  37172
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

LOCATION
said property located at  above location

said sale to be held at  above location
DATE
and to be sold on or about the   11th   day of   November   , 1998

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

 SURVEY
   OWNER agrees to furnish a current survey of said property at OWNER'S expense. OWNER shall be responsible for the costs of any soil mapping, health department evaluation, and related work, i.e., perk tests, etc.; stakes (large stakes @ $2.75/stake; small stakes @ $2.25/stake); parcel signs
@ $7.50 each.
 TITLES
   OWNER agrees to furnish deeds of title for all properties sold in this sale.
MARKETING
   OWNER agrees to pay the cost of advertising and promotion of this sale in the amount of
$9,078.63   (PER ATTACHED SCHEDULE "A") and, OWNER agrees to pay
all other expenses as shown on Schedule "A", which shall be billed at AUCTIONEER'S cost which shall be substantiated by paid receipts.
 AUCTIONEER agrees to promote the attendance of the best buyers for this sale.


SALE
LOCATION
   OWNER agrees to furnish a location on which the auction sale can be conducted at OWNER'S expense. Toilet facilities and refreshments are available upon OWNER'S request and at OWNER'S expense. Tent and chairs will be furnished at OWNER'S expense to include cost of
erection, dismantling, and staging not to exceed $     @ cost
per tent to be paid in full at closing of the property.

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


							OWNER:

			FURROW AUCTION COMPANY
	_____________________________________________
			1022 Elm Street
			Knoxville, Tennessee 37921
	by___________________________________________
			(423) 546-3206

	Title________________________________________


			by______________________________


	by___________________________________________

			Title_____________________________



	Title________________________________________


EXHIBIT 10.56

Brown & Livingston, P.C.
26 North Main Street
Statesboro, GA 30458

GEORGIA, BRYAN COUNTY
WARRANTY DEED

     THIS INDENTURE, made this 15th day of December, in the year One Thousand Nine Hundred Ninety-eight, between THIMBLE SQUARE, INC., a Georgia corporation, as party of the first part, hereinafter called Grantor, and H.N. PROPERTIES, L.L.C., a Georgia limited liability company, as party of the second part, hereinafter called Grantee (the words "Grantor" and "Grantee" to include their respective heirs, successors and assigns where the context requires or permits.)
     WITNESSETH that: Grantor, for and in consideration of the sum of ONE HUNDRED FORTY FIVE THOUSAND SEVEN HUNDRED FIFTY ($145,750.00) DOLLARS and other valuable consideration in hand paid at and before the sealing and delivery of these presents, the receipt whereof is hereby acknowledged, has granted, bargained, sold aliened, conveyed and confirmed, and by these presents does grant, bargain, sell, alien, convey and confirm unto the said Grantee, all of the following described property, to wit:
     All that certain tract or parcel of land lying and being in the 19th G.M. District of Bryan County, and in the City of Pembroke, containing 8.24 acres, as depicted on a plat prepared for Thimble Square, Inc., Furrow Auction Company (Agent), by Eason Land Surveying, dated October 28, 1998, recorded in Plat Book ____, Page _____, Bryan County Records, which tract is located at the northeast corner of intersection of South Industrial Blvd. and West Industrial Blvd. and fronts westerly on South Industrial Blvd. Said tract is bound now or formerly as follows: North by Property of Bryan County Industrial Authority Road a distance of 500.97ft; East by Pembroke Steel Company a distance of 717.26ft; South by West Industrial Blvd. a distance of 500.00ft; and West by South Industrial Blvd. a distance of 717.00ft.
     The aforesaid plat and the description thereon are by reference incorporated herein and made a part of this description.

THIS PROPERTY IS SOLD "AS IS, AS INSPECTED" CONDITION WITH NO
WARRANTIES EITHER IMPLIED OR EXPRESS EXCEPT WARRANTY OF TITLE.
     TO HAVE AND TO HOLD the said tract or parcel of land, with all and singular the rights, members and appurtenances thereof, to the same being, belonging, or in anywise appertaining, to the only proper use, benefit and behoof of the said Grantee forever in FEE SIMPLE.

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










EXHIBIT 10.57



WAREHOUSE LEASE AGREEMENT



BY AND BETWEEN



FURROW-HOLROB DEVELOPMENT II, LLC
a Tennessee limited liability company



AND




INNOVO GROUP, INC.








DATED:  October 7, 1998



TABLE OF CONTENTS

1. Premises	2
2. Term	2
3. Minimum Rent	2
4. Pro-rata Share of Real Estate Taxes, Insurance Premiums and
Maintenance Expenses	2
5. Estimation of Taxes, Insurance and Maintenance Charges	3
6. Triple Net Lease	3
7. Tenant's Use and Operation	3
8. Utilities	3
9. Landlord's Duty to Repair	3
10. Tenant's Duty to Repair; Alterations	3
11. Hazardous Substances	3
12. Surrender of Leased Premises	4
13. Property of Tenant	4
14. Waiver of Subrogation	4
15. Partial Destruction	4
16. Substantial Destruction	4
17. Right of Termination	4
18. Eminent Domain	5
19. Rights of Landlord's Lender	5
20. Quiet Enjoyment	5
21. Subordination	5
22. Indemnity	5
23. Attorney's Fees and Expenses	5
24. Tenant Assignment and Subletting	5
25. Events of Default	5
26. Notices	6
27. Successors	7
28. Governing Law	7
29. Landlord's Exculpatory Clause	7
30. Guaranty	7
31. Entire and Binding Agreement	7
32. Addenda	7

EXHIBITS

A. Site Plan	8
B. Legal Description	9


WAREHOUSE LEASE AGREEMENT

	THIS WAREHOUSE LEASE AGREEMENT is made and entered into this _____ day of ________________, 1998, by and between FURROW-HOLROB DEVELOPMENT II, LLC, a Tennessee limited liability company (referred to as "Landlord"), and INNOVO GROUP, INC., a Delaware corporation (referred to as "Tenant").

	W I T N E S S E T H:

1. Premises: Landlord hereby leases to Tenant, and Tenant leases and accepts, the Premises containing approximately 78,900 square feet of warehouse space with such warehouse space outlined and designated on the site plan attached hereto as Exhibit A which is incorporated herein by reference (such space is referred to collectively hereinafter as the "Leased Premises"). The Leased Premises are part of the approximately 300,000 square foot warehouse complex (which includes the warehouse space shown on the attached site plan and two separate office buildings totaling approximately 9,000 square feet and located adjacent to such warehouse space) formerly owned by Levi Strauss & Company (such complex, including the two office buildings, is referred to hereinafter collectively as the "Warehouse"). The location of the Warehouse is on North Cherry Street in Knoxville, Tennessee and the legal description of the land upon which the Warehouse is located is attached hereto as Exhibit B (such land referred
to hereinafter as the "Land").   The Land and the Warehouse are
referred to collectively hereinafter as the "Project." A certain portion of the Project is deemed common area (the "Common Area"), such Common Area to include but not be limited to parking areas, driveways, entrances and exits thereto, service roads, loading facilities, sidewalks, ramps, landscaped areas, exterior stairways, restroom facilities, and all other uses in common by the Tenant and all the Tenants in the Project.

2. Term: The original term of this Lease shall be for a period of five (5) year (the "Base Term") from the Commencement Date hereinafter provided unless sooner terminated hereby. Said term, and Tenant's obligation to pay rent, shall commence on the earlier of the following days (referred to as "Commencement Date"): (a) the date which is thirty (30) days after Tenant has been notified in writing by Landlord that the Leased Premises are ready for occupancy, or (b) the date on which Tenant shall open the Leased Premises for business. In the event the expiration of the thirty (30) day period does not occur on the first day of the month or Tenant shall have opened the Leased Premises for business on a day other than the first day of the month, then the term shall commence on the first day of the month next succeeding; provided, however, the Tenant shall pay rent for the fractional month on a per diem basis (calculated on the basis of a thirty day month) until the first day of the month when the term commences, and thereafter the rent shall be paid in equal monthly installments in advance on the first day of each month during the term of this Lease. Tenant shall pay any rental payment for a fractional month on the first (1st) day of the month succeeding such fractional month. Notwithstanding the foregoing, if the Tenant has complied with all the terms and provisions of this Lease and is not in default in any respect hereunder, Tenant shall have an option (the "Option") to lease the Leased Premises after the termination of the Base Term for two (2) additional five (5) year periods upon the same terms and conditions set forth herein (each such five year period referred to hereinafter individually as an "Option Terms" or collectively as the "Option Term"); provided, however, Minimum Rent during any Option Term shall be based upon market rents but in no event shall the Minimum Rent paid during the Option Terms be less than the Minimum Rent paid during the Base Term. The Tenant shall exercise the Option by giving notice to the Landlord in writing by certified mail, return receipt requested, not less than one hundred twenty (120) days before the expiration of the Base Term and thereafter, not less than one hundred twenty (120 days prior to the expiration of any Option Term. During the first sixty
(60) days of such one hundred twenty (120) day period, Landlord and Tenant shall negotiate in good faith to determine the rent to be paid during the Option Term. In the event Landlord and Tenant cannot agree during such sixty day period upon the amount of rent to be paid, Landlord shall have no obligation to provide the Option Term to the Tenant, and the Lease will terminate at the end of such one hundred twenty (120) day period.

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

4. Pro-rata Share of Real Estate Taxes, Insurance Premiums and Maintenance Expenses: Tenant shall remit to Landlord as additional rent its Pro-Rata Share, as hereinafter defined, multiplied by the Real Estate Taxes, Insurance Premiums, and Common Expenses incurred by the Landlord in connection with the operation of the Project. Tenant's "Pro-Rata Share" shall be a fraction, (i) the numerator of which shall be the number of square feet of the Warehouse leased by Tenant and (ii) the denominator of which shall be the total number of square feet in the Warehouse, the Tenant acknowledging and agreeing that the area leased by other tenants may be separately assessed for tax purposes, or such other tenants may obtain their own insurance or maintain their own common areas. Tenant shall pay its Pro-Rata Share of the above expenses within twenty (20) days after receipt of a bill therefor as provided hereinafter in Section 6 of this Agreement.

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

 	The term "Common Expenses" shall mean the total cost and expense incurred in operating, maintaining, cleaning and repairing the Common Areas and the Warehouse including, without limitation, utilities, landscaping and gardening, maintenance, repair and replacement of the parking lot, line painting, lighting, sanitary control, removal of snow, trash, rubbish and garbage, security and police service, maintenance and repair costs of the plumbing, electrical, sprinkler and HVAC systems in the Project and a reasonable sum to cover the administrative and personnel costs relative to the operation of the said Common Areas.

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

11. Hazardous Substances: Tenant shall not generate, store, treat, dispose of, install or otherwise permit any Hazardous Substances on, in, or under or in any way related to the Leased Premises, or any other portion of the Project or cause or permit any such generation, storage, treatment, disposal, installation or other use with respect thereto except in accordance with all laws, rules and regulations. Tenant shall fully indemnify and hold Landlord harmless from any liability, damage, cost or expense that Landlord might otherwise suffer from Tenant's failure to fully comply with this provision. This indemnity shall survive expiration or other termination of this Lease. As used herein, "Hazardous Substances" means and includes any substances, materials, elements or compounds that are listed as Hazardous Substances on any list adopted or maintained by any federal, state or local governmental authority or agency.

12. Surrender of Leased Premises: At the termination of the Base Term or any Option Term, if applicable, the Tenant does agree to deliver the Leased Premises in the same condition as received by it on the Commencement Date (subject to the removals hereinafter required), reasonable wear and tear excepted, and shall surrender all keys for the Leased Premises to Landlord at the place then fixed for the payment of rent and shall inform Landlord of all combination locks, safes and vaults, if any, in the Leased Premises. Any items remaining in the Leased Premises on the termination date of this Lease shall be deemed abandoned for all purposes and shall become the property of Landlord and the latter may dispose of the same without liability of any type or nature.

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

In the event of a loss from fire or other casualty where the terms of this Lease do not require the Landlord to restore or repair the Warehouse, Landlord shall have an election not to rebuild or recondition the Leased Premises, which election shall be exercised by written notice thereof to Tenant, given within sixty (60) days from date of said loss. If Landlord exercises such election, this Lease shall cease and terminate, effective on the date of such loss, and Tenant shall pay the accrued rent up to the date of such loss, or Landlord, if the rent has been paid beyond such date, will refund to Tenant the proportionate part of any such rent prepaid, and thereupon this lease shall become null and void, with no further obligation on the part of either party hereto, even though the building may at a later date be rebuilt, restored or reconditioned. No damage or destruction shall allow Tenant to surrender possession of the Leased Premises, nor affect Tenant's liability for the payment of rent, except as specifically provided in this Lease.

If Landlord is required or elects to repair or rebuild the Leased Premises as herein provided, Landlord's obligation hereunder shall be limited to that work specifically designated herein as being Landlord's responsibility. Tenant shall repair or replace its merchandise, trade fixtures, furnishings, and equipment.

16. Substantial Destruction: If the Leased Premises are substantially destroyed by fire or other casualty (as determined by Landlord), then Landlord shall have the option to terminate this Lease by giving Tenant written notice within sixty (60) days after such destruction, and any unearned rent shall be apportioned and returned to Tenant. If Landlord does not elect to cancel this Lease, then the same shall remain in full force and effect and Landlord shall proceed with all reasonable diligence to repair the Leased Premises. In the event of such restoration or repair, Landlord shall expend such sums as required to repair or restore the building to the condition it was in immediately prior to the date of the destruction; provided, Landlord shall not be obligated to expend any sums in excess of the insurance proceeds received by Landlord as a result of such damage or destruction. A just and proportionate part of the rent payable by Tenant, to the extent that such damage or destruction renders the Leased Premises untenantable, shall abate from the date of such damage or destruction until the Leased Premises are repaired.

17. Right of Termination: Notwithstanding anything else to the contrary contained in this Lease, Landlord, at its option, may terminate this Lease on thirty (30) days' notice to Tenant given within sixty (60) days after the occurrence of any one of the following: (i) the Leased Premises or the Warehouse shall be damaged or destroyed as a result of an occurrence that is not covered by Landlord's insurance; (ii) the Leased Premises or the Warehouse shall be damaged or destroyed and the cost to repair the same shall amount to more than twenty-five percent (25%) of the cost of replacement thereof; (iii) the Leased Premises shall be damaged or destroyed during the last two (2) years of the Base Term or Option Term, if applicable; or (iv) any or all of the buildings or Common Areas of the Project are damaged (whether or not the Leased Premises are damaged) to such an extent that, in the sole judgment of Landlord, the Warehouse cannot be operated as an economically viable unit.

18. Eminent Domain. If a portion of the Leased Premises shall be taken for public improvements or otherwise under the exercise of the right of eminent domain, and the Leased Premises shall continue to be reasonably suitable for the use which is herein authorized then the rental herein provided shall be reduced from the date of such taking in direct proportion to the reduction in usefulness of the Leased Premises. If the Leased Premises, or a part thereof, sufficient to render the Leased Premises wholly unfit for the use herein authorized, shall be condemned or acquired in the exercise of the right of eminent domain, Tenant shall have the right, at Tenant's option, to terminate and cancel this Lease on thirty (30) days' prior written notice to Landlord and Landlord's lender, such notice to be given within sixty (60) days of the date of the taking, and Tenant shall be liable only for rents and other charges accrued and earned to the date of surrender of possession of the Leased Premises to Landlord and for the performance of other obligations maturing prior to said date. Tenant shall not be entitled to participate in or receive any part of the damages or award which may be paid to or awarded Landlord by reason of a taking except where said award shall provide for moving or other reimbursable expenses for Tenant under applicable statute.

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

Upon the occurrence of an Event of Default and exercise of such remedies, Landlord may immediately or at any time thereafter re-enter the Leased Premises and remove all persons and all or any property therefrom by any suitable action or proceedings at law or in equity, or by force or otherwise, without being liable for any prosecution therefor or damages therefrom, and repossess and enjoy the Leased Premises, together with all additions, alterations and improvements. Such re-entry shall not relieve Tenant from the obligation to make the rental payments required by this Lease at the time and in the manner provided herein.
Upon such re-entry Landlord may, but shall not be required to, repair, remodel and/or change the character of the Leased Premises as Landlord may see fit, and/or at any time relet the Leased Premises in whole or in part, as the agent of Tenant, or otherwise, in the name of Landlord or of Tenant, as Landlord shall see fit, and Landlord may receive the rents therefor, applying the same first to the payment of such reasonable expenses as Landlord may have incurred in entering, dispossessing, reletting, repairing or altering the Leased Premises and then to the fulfillment of the covenants of Tenant herein, including but not limited to, the rental payments required hereunder, retaining any balances until the date the term of this Lease would otherwise have expired as security for the payment of all obligations of Tenant which may arise and be unpaid during such period. If Landlord, after such re-entry, shall be unable to obtain sufficient rent from the Leased Premises to pay the amount of expenses hereinabove specified in addition to the payment of the rent required hereunder, and fulfillment of the covenants of Tenant herein, Tenant shall pay to Landlord such difference at the end of each month during the remainder of the term. In attempting to relet the Leased Premises, Landlord shall be the sole judge as to whether or not a proposed tenant is suitable and acceptable. Landlord shall not, by receiving partial payments of rent in arrears, be deemed to have waived any rights herein for non-payment of rent, or for any other default on the part of Tenant. In addition to all of the remedies granted Landlord in this respect, Landlord shall also have the right to invoke any remedy allowed at law or equity to enforce Landlord's rights hereunder or any of them, as if re-entry and other remedies were not herein provided for.

No remedy herein conferred upon or reserved to Landlord is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative, and shall be in addition to every other remedy given under this agreement or now or hereafter existing at law or in equity or by statute. No delay or omission by Landlord to exercise any right or power accruing upon any default of Tenant shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised by Landlord at any time, from time to time and as often as may be deemed expedient.
 In order to entitle Landlord to exercise any remedy reserved to it hereunder, it shall not be necessary to give any notice, other than such notice as is expressly required by this agreement.

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






EXHIBIT A

SITE PLAN

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

5. Term of Agreement. The terms of this Agreement shall be for 12 months with the Agreement commencing on January 1, 1999 and ending on January 1, 2000. This Agreement can be renewed annually upon the mutual written agreement of Innovo and Coulver Marketing. Upon the termination of this Agreement, the period following such termination shall be referred to as the post-termination period (hereinafter "Post-Termination Period"). Any period prior to the Post-Termination period shall be referred to as the pre-termination period
(hereinafter "Pre-Termination Period")

6. Commissions upon Termination of the Agreement. Upon termination of this Agreement, Coulver shall have the right to the commissions associated with the Post-Termination Period sale of Innovo product to customers generated directly pursuant to Coulver's marketing efforts during the Pre-Termination Period so long as the Post-Termination Period sales are a direct product of Coulver's continuing marketing efforts during the Post-Termination Period. To receive Post-Termination Period commissions, Coulver must continue to service the Pre Termination Period Coulver generated customers materially in the same manner as during the Pre-Termination Period of this Agreement. If after written notice from Innovo that Coulver is not properly servicing customers and after Coulver fails to cure its alleged failure within 60 days, then Coulver shall forfeit their right to commissions as defined under section 6 of this Agreement.
The Post Termination Period shall last for no longer than 5
(five) years.

7. Expenses. Coulver shall be responsible for all of Coulver's expenses that are associated with performing under this Agreement.

8. Confidential Information.

(A) Definition.  For purposes of this Agreement, the term
"Confidential Information: shall mean information that Innovo owns or possesses, that it uses or is potentially useful in its business, that it treats as proprietary, private, or confidential, and that is not generally known to the public, including, but not limited to, information relating to Innovo's existing and contemplated businesses, sales, company financial information, products, technology, manufacturing techniques, engineering processes, chemical formulae, marketing, sales methods, technical service expertise, employees, lists of actual or potential customers, actual and potential customer usage and requirements, new and existing programs or services, prices and terms, pricing strategy, sources of supplies and materials, operating and other cost data, trade secrets, inventions, patent applications, and other proprietary information as may exist or be developed from time to time by Innovo or its affiliates.

(B) Information Access and Disclosure. Coulver, its employees, sub contractors, associates and affiliates acknowledge that they shall occupy a position of trust and confidence with Innovo and will potentially have access to and may develop
Confidential Information of actual or potential value to or otherwise useful to Innovo. Coulver, its employees, sub-contractors, associates and affiliates shall hold in strictest confidence and not disclose, without express written authorization from the Officers or the Board of Directors of Innovo, to any persons or entity, other than Innovo, Innovo's affiliates and their officers and agents, or use in whole or in part any Confidential Information that Coulver, its employees, sub-contractors, associates and affiliates may acquire while this Agreement exists between Coulver and Innovo.

(C) Innovo Property Return.  At the termination of this
Agreement, or at any other time that Innovo may request, Coulver or any one associated with Coulver shall promptly deliver to Innovo all memoranda, notes, records, reports, documents, sketches, plans, models, compositions, formulations, computer data, and other tangible items made or compiled by Coulver or in Coulver's possession concerning or relating to Innovo or its affiliates and their businesses, operations or affairs and any Confidential Information that Coulver may possess or have under their control (Company Property).

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

4


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


EXHIBIT 10.60

FORM: NBA Europe
Int'l./E/Non-Fr
NPR
Non-Apparel

RETAIL PRODUCT LICENSE AGREEMENT

LICENSEE:	NASCO PRODUCTS INTERNATIONAL, INC.
ADDRESS:	1808 N. Cherry Street
	Knoxville, TN 37917
	United States

THIS RETAIL PRODUCT LICENSE AGREEMENT is entered into by NBA Europe S.A. ("NBA Europe"), a French Societe Anonyme with capital of FF 250,000, with its principal office at 40, rue La Boetie, 75008 Paris, France, and registered with the Registry of Commerce and Companies of Paris under Number B 411 908 528, pursuant to the rights and obligations granted to it under a license from NBA Properties, Inc. ("NBAP") a New York corporation, and the licensee listed above ("LICENSEE") with regard to the commercial use of certain names, logos, symbols, emblems, designs and uniforms and identifications, labels, insignia or indicia thereof (the "Marks") of the National Basketball Association (the "NBA") and its Member Teams. On the terms of this Agreement and subject to the attached NSA Europe Standard Terms and Conditions, NBA Europe hereby grants to LICENSEE, and LICENSEE hereby accepts, the nonexclusive (except as otherwise expressly provided in this Agreement) right and license to use the Marks of the Member Teams, the silhouetted dribbler logo (the "NBA Logo") and Marks of the NBA, NBA AII-Star Weekend and NBA Playoffs and Finals (collectively, the "Licensed Marks") solely in connection with the manufacture, distribution, advertisement, promotion and sale of the products listed in Paragraph A below including one or more of the Licensed Marks ("Licensed Products"). No license or right is granted for the use of the Licensed Marks for any purpose other than on the Licensed Products and in the distribution, advertisement, promotion and sale of the Licensed Products in accordance with this Agreement.

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
shall devote an amount up to two percent (2%) of LICENSEE's
Net Sales (from the royalties received from LICENSEE pursuant to Paragraph D above) to cover the expenses incurred by NBA Europe in connection with such advertising and promotion activities.
(ii) LICENSEE shall exhibit, at its sole cost and expense, a fair and representative selection of Licensed Products at every trade show where LICENSEE exhibits its products.
(iii) LICENSEE shall also provide NBA Europe with at least three thousand US dollars (US $3,000) worth (wholesale cost) of Licensed Products at no cost.
H.ADDITIONAL PAYMENT: (i) With respect to LICENSEE's shortfall of thirty five thousand US dollars (US$35,000) in Minimum Guarantee payments pursuant to the Retail Product License Agreement between NBAP and LICENSEE dated August 1, 1997, LICENSEE shall pay to NBAP seventeen thousand five hundred US dollars (US$ 17,500) prior to execution of this Agreement and seventeen thousand five hundred US dollars (US$ 17,500) by no later than March 31, 1999 (collectively, the "Additional Payment").
(ii) If LICENSEE shall fail to timely remit the Additional Payment NBA Europe shall have the right to terminate this Agreement at any time pursuant to the terms of Paragraph 13 of the NBA Europe Standard Terms and Conditions attached hereto.
I.SELLING PRACTICES: LICENSEE acknowledges NBA Europe's legitimate and reasonable interest in protecting the value of the Licensed Marks and maximizing the effectiveness of its advertising, promotion and distribution efforts by segmenting the classes of trade into which its licensees sell NBA Europe-licensed products. Therefore, LICENSEE shall sell Licensed Products to a buyer that, to its best knowledge, (i) purchases Licensed Products from LICENSEE solely for sale directly to the consumer and operates a retail establishment that supports the high quality and image of NBA officially licensed products with appropriate service or (ii) sells to retailers that merchandising displays, promotion and/or customer support the high quality and image of NBA officially licensed products with appropriate merchandising displays, promotion and/or customer service. LICENSEE acknowledges that a failure to comply with the selling practices set forth in this Paragraph shall cause significant harm to NBA Europe's efforts to effectively and efficiently distribute NBA Europe licensed products.
AGREED TO AND ACCEPTED, subject      AGREED TO AND ACCEPTED:
to and incorporating the attached    NBA EUROPE S.A.
NBA Europe Standard
Terms and conditions which
the undersigned has read and
fully approved                       By:
                                     Title:
By:
Title


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
that LICENSEE acquired in relation to the licensed
trademark.
(d)Notices, Labeling and Records: NBA Europe may from time-to-time designate such copyright, trademark or service mark notices
(including the form, location and content of such notices) that
LICENSEE shall cause to appear on or within each Licensed
Product sold, by means of a tag, label, imprint or other appropriate device, in every instance in which any Licensed Mark is used. The following general notice (in the English language and the language of the country where the Licensed Products will be sold) must be included on a label, the packaging material or on a separate slip of paper packed with or attached to the Licensed Product:
The NBA and individual NBA member team identifications
reproduced on this product are trademarks and copyrighted designs, and/or other forms of intellectual property, that are the exclusive property of NBA Properties, Inc. and the respective NBA member teams and may not be used, in whole or in part without the written consent of NBA Properties, Inc."
LICENSEE shall: (I) cause all Licensed Products to bear the NBA
"Official Licensed Product" logo on either the article or its packaging in such place, and in such prominence, as NBA Europe may designate from time-to-time, (ii) faithfully comply with and adhere to NBA Europe's mandatory hologram "Official Licensed Product"
identification system, or such other shipment tracking,
identification and anticounterfeiting systems, tags and labels that
NBA Europe may establish from time-to-time, (iii) unless approved in writing by NBA Europe, not crosslicense or otherwise use other licensed properties or other Marks with the Licensed Products or
Licensed Marks and (1v) keep appropriate records, and advise NBA
Europe, of the date when each of the Licensed Products is first placed on sale or sold in each country of the Territory and the date of first use in each country of each different Licensed Mark on the Licensed Products and any promotional or packaging materials.
(e)Recordation and Registered User Applications: which LICENSEE may distribute and which require applications to register LICENSEE as a permitted or registered user of the Licensed Marks, or which require the recordation of this Agreement, LICENSEE shall execute and deliver to NBA Europe such applications, agreements or other documents as may be necessary. In such event, this Agreement rather than such agreements will govern any disputes between LICENSEE and NBA Europe, and when this Agreement expires or is terminated, any such other agreement shall also be deemed expired or terminated.
(f)	LICENSEE Trade Names and Trademarks: LICENSEE shall permanently affix labeling on each Licensed Product or its packaging, indicating its name, trade name and address so that the public can identify the supplier of the Licensed Product. Prior to any distribution or sale of any Licensed Products, LICENSEE shall advise NBA Europe in writing of LICENSEE's trade names or trademarks used on Licensed Products and the proposed placement of such trade names and trademarks on the
Licensed Products. LICENSEE shall only sell Licensed Products under mutually agreed upon trade names or trademarks and with approved copyrighted designs, shall not incorporate the Licensed Marks into
LICENSEE's corporate or business name or trademark in any manner whatsoever and shall place its trade names and trademarks on Licensed
Products only as approved in writing by NBA Europe prior to such use.
As requested by NBA Europe, LICENSEE shall supply NBA Europe, in advance of shipping any Licensed Products, with at least twelve (12)
copies of each type of its hang tags, labels and other markings of origin for use in identifying and authenticating Licensed Products in the marketplace. LICENSEE shall not use, whether during or after the Term, any Marks: (1) in connection with the Licensed Marks without NBA Europe's authorization, (ii) confusingly-similar to the
Licensed Marks, or (iii) intended to relate or refer to the Licensed
Marks, the Member Teams or events involving the NBA or the Member
Teams.
INDEMNIFICATIONS
(a)	LICENSEE shall be solely responsible for, and shall defend, hold harmless and indemnify NBA Europe, the NBA, its Member Teams and the
National Basketball Players Association ("NBPA") and their respective affiliates, owners, directors, governors, officers, employees and agents (collectively "NBA Parties") against any claims, demands, causes of action or damages, including attorneys' fees (collectively,
"Claims"), arising out of: (i) any act or omission of LICENSEE, (ii)
any breach of this Agreement by LICENSEE, (iii) the manufacture, distribution, advertisement, promotion. sale, possession or use of any Licensed Product (including, but not limited to, Claims relating to (w) any defect (whether obvious or hidden and whether or not present in any sample approved by NBA Europe) in a Licensed Product or in any packaging or other materials (including advertising materials), (x) any alleged injuries to persons or property, (y) any infringement of any rights of any other person or entity or (z) the alleged failure by LICENSEE to comply with applicable laws,
regulations, standards or the terms of the NBA Europe Code of
Conduct, as amended from time to time by NBA Europe (the "Code of
Conduct"), attached hereto as Exhibit or (iv) any claim that the use of any design or other graphic component of any Licensed Product
(other than the Licensed Marks) violates or infringes upon the trademark, copyright or other intellectual property rights (including trade dress) of a third party, provided LICENSEE is given prompt written notice of and shall have the option to undertake and conduct the defense of any such Claim. In any instance to which the foregoing indemnities pertain, NBA Europe shall cooperate fully with and assist
LICENSEE in all respects in connection with any such defense.
LICENSEE shall reimburse NBA Europe for all reasonable out-of-pocket costs actually incurred by NBA Europe in connection with such cooperation and assistance. In any instance to which such indemnities pertain, LICENSEE shall keep NBA Europe fully advised of all developments pertaining to such Claim and shall not enter into a settlement of such Claim or admit liability or fault without NBA
Europe's prior written approval. LICENSEE shall obtain and maintain product liability insurance providing protection for the NBA Parties against any Claims arising out of any alleged defects in the Licensed
Products or any use of the Licensed Products, in an amount and providing coverage satisfactory to NBA Europe (including the amount of the deductible). Such insurance shall be carried by an insurer with a rating by A.M. Best & Co. of A-7 or other rating satisfactory to NBA Europe. Such insurance policy shall also provide that NBA
Europe receive written notice within thirty (30) days prior to the effective date of the cancellation, non-renewal or any material change in coverage. In the event that LICENSEE has failed to deliver to NBA Europe a certificate of such insurance evidencing satisfactory coverage prior to NBA Europe's execution of this Agreement (or fails to maintain such insurance in accordance with this Paragraph), NBA
Europe shall have the right to withdraw its consent to use any or all of the Licensed Marks
and/or terminate this Agreement at any time. Such insurance
obligations shall not limit LICENSEE's indemnity obligations, except to the extent that LICENSEE's insurance company actually pays NBA
Europe amounts which LICENSEE would otherwise be obligated to pay NBA
Europe.
(b)NBA Europe shall be solely responsible for, and shall defend, hold harmless and indemnify LICENSEE, its directors, officers, employees and agents against any Claims arising out of: (i) a claim that the use of a Licensed Mark that has been registered in the Territory and which is used as authorized by this Agreement violates or infringes upon the trademark, copyright or other intellectual property rights
(including trade dress) of a third party in or to the Licensed Marks or (ii) any breach of this Agreement by NBA Europe, provided NBA
Europe is given prompt written notice of and shall have the option to undertake and conduct the defense of any such Claim. In any instance to which the foregoing indemnities pertain, LICENSEE shall cooperate fully with and assist NBA Europe in all respects in connection with any such defense. NBA Europe shall reimburse LICENSEE for all reasonable out-of-pocket expenses actually incurred by LICENSEE in connection with such cooperation and assistance. In any instance to which such indemnities pertain, NBA Europe shall not enter into a settlement of such Claim or admit liability or fault without
LICENSEE's prior written approval. NBA Europe shall have the right within seventy (70) days of LICENSEE's commencement of production of
Licensed Products bearing such Marks, to advise LICENSEE that one or more Marks of a Member Team (other than the team's name or primary logo) are not covered by this Paragraph 8(b), whereupon any continued
use of such Mark by LICENSEE shall be at LICENSEE's sole risk.
9.QUALITY; APPROVALS; SAMPLES
LICENSEE shall cause the Licensed Products to meet and conform to high standards of style, quality and appearance. In order to assure NBA
Europe that it Is meeting such standards and other provisions of this
Agreemtent, LICENSEE shall submit all materials for
approval to either NBA Europe at the address listed above or NBA
Properties, Inc. at 645 Fifth Avenue, New York, New York, as directed by NBA Europe and shall comply with the following:
(a)	Pre-Production: Before commercial production and distribution of any product bearing a Licensed Mark, LICENSEE shall submit to NBA
Europe all preliminary and proposed final artwork, three dimensional models (if any), prototypes, mock-ups and pre-production samples of each product, including all styles, colors and variations,
together with its labels, tags, cartons and containers (including packaging and wrapping materials). All LICENSEE submissions under this Paragraph shall be accompanied by forms supplied by NBA Europe, using one (1) form for each submission and filling in all necessary information. NBA Europe shall approve or disapprove in writing all submissions, in Its sole discretion, before LICENSEE shall be entitled to distribute, advertise, use, produce commercial quantities of or sell any item relating to any such submission. Any article actually submitted and not disapproved within sixty (60) days after receipt by NBA Europe shall be deemed approved.
Approval of an article which uses particular artwork does not imply approval of such artwork with a different article or of such article with different artwork. LICENSEE acknowledges that NBA Europe's approval of an article does not imply approval of, or
license to use, any non-NBA controlled elements contained in any article. After a sample of an article has been approved, LICENSEE shall not make any changes without resubmitting the modified article for NBA Europe's written approval.
(b)	Production Samples: Before selling or distributing any product bearing a Licensed Mark, LICENSEE shall furnish NBA Europe with, at no charge, for its permanent use, two (2) samples of the product from the first production run of each manufacturer of the Licensed
Products, including all styles, colors and variations, together with its labels, tags, cartons and containers (including packaging and wrapping materials). If such samples do not conform to all aspects of the Licensed Product as approved or if the quality of any such sample does not meet the requirements of this Paragraph 9, NBA Europe shall notify LICENSEE and such article shall be deemed disapproved and all such articles shall be promptly destroyed. LICENSEE shall also furnish NBA Europe, free of charge, with any additional pieces of Licensed Product as may reasonably be requested by NBA Europe to promote the sale of Official Licensed Products (e.g., for NBA
Europe's display room, advertisements, catalogs, mailers, product placement and trade shows) or for comparison with earlier samples.
In addition, LICENSEE shall provide NBA Europe with any additional pieces of Licensed Product as may be required for the permanent use of the Member Teams, not to exceed one (1) piece per Member Team. If
NBA Europe wishes to purchase Licensed Products for give-away purposes and not for resale, LICENSEE shall sell the Licensed
Products to NBA Europe at LICENSEE's direct manufacturing cost for such Licensed Products and LICENSEE shall not be required to pay royalties on such sales to NBA Europe.
(c)	Rejections and Non-Compliance: The rights granted under this
Agreement do not permit the sale of "seconds" or "irregulars." All submissions or samples not approved by NBA Europe shall promptly be destroyed by LICENSEE. LICENSEE shall advise NBA Europe regarding the time and place of such destruction (in sufficient time to arrange for an NBA Europe representative to witness such destruction, if NBA
Europe so desires) and such destruction shall be attested to in a certificate signed by one of LICENSEE's officers and submitted to NBA
Europe within fifteen (15) days of the date on which the sample was not approved. In the event of LICENSEEs unapproved or unauthorized manufacture, distribution, use or sale of any products or materials bearing the Licensed Marks, including promotional materials, or the failure of LICENSEE to comply with Paragraphs 7(d), 7(f) 9, 11 (c) or 11 (e), NBA Europe shall have the right to: (1) immediately revoke
LICENSEE's rights with respect to any Licensed Product licensed under this Agreement, (ii) charge LICENSEE two thousand
U.S. dollars (U.S. $2,000) for each instance (e.g., per unit) of non-compliance with respect to any article, product or material and/or (iii) at LICENSEE's expense, confiscate or order the destruction of such unapproved, unauthorized or noncomplying products. Such right(s) shall be without prejudice to any other rights NBA Europe may have under this Agreement or otherwise.
(d) Testing: Both before and after Licensed Products are put on the market, LICENSEE shall follow reasonable and proper procedures for testing the Licensed Products for compliance with laws, regulations, standards and procedures, and shall permit NBA Europe (upon reasonable notice) to inspect its and its authorized manufacturer's testing, manufacturing and quality control records, procedures and facilities and to test or sample Licensed Products for compliance with this Paragraph and the other terms and conditions of this Agreement. Licensed Products found by NBA Europe at any time not to comply with applicable laws, regulations, standards and procedures shall be deemed disapproved, even if previously approved by NBA
Europe, and shall not be shipped unless and until LICENSEE can demonstrate to NBA Europe's satisfaction full compliance.
(e) Revocation of Approval: In the event that: (i) the quality, appearance or style of any Licensed Product ceases to be acceptable to NBA Europe, (ii) LICENSEE uses the Licensed Marks improperly or violates any term of this Paragraph 9 or (iii) NBA


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
LICENSEE must first notify NBA Europe of the
name and address of such third party and of the Licensed Product LICENSEE desires such third party to manufacture or distribute. Attached as Schedule A is a true and complete list of all third party manufacturers and distributors (if permitted under this
Agreement) currently authorized by NBA Europe. NBA Europe shall have the right, in its sole discretion, to withhold approval for such third party manufacture or distribution.
If NBA Europe grants approval for such third party manufacture or distribution, it may grant such approval pursuant to an agreement (on a form supplied by NBA Europe) to be entered into prior to such manufacture or distribution among NBA Europe, LICENSEE and such manufacturer or distributor which will, among other things, require that the third party manufacturer or distributor be subject to all of the terms and conditions of this Agreement. If NBA Europe does not require the third party to enter into a separate agreement, LICENSEE must provide NBA Europe with a copy of its agreement with the third party, which agreement must provide that it is subject to this
Agreement. If any of LICENSEE's authorized manufacturers or distributors uses the Licensed Marks for any unauthorized purpose, LICENSEE shall be responsible for, and shall cooperate fully and use its best efforts in stopping, such unauthorized use.
Any change by LICENSEE from a third party manufacturer or distributor previously approved by NBA Europe shall require approval in accordance with this Paragraph.
(c)LICENSEE understands and acknowledges the meanings of "Counterfeit Goods" and "Diverted Goods" as set forth in Paragraph 1 above and LICENSEE shall use all commercially reasonable means to prevent the creation of any such goods by its employees, agents, representatives or any others operating under its direction, supervision or control and involving the Licensed Marks. Nothing in this Agreement, however, shall be deemed to restrict LICENSEE with respect to its obligation to fulfill orders from customers in accordance with applicable laws.
(d)In the event grade or quality as the Licensed Products, but which do not bear any of the Licensed Marks, LICENSEE will not discriminate, in a manner which adversely impacts the
Licensed Products, in the granting of commissions and discounts to salesmen, dealers and distributors between the Licensed Products and the licensed products of any third party. LICENSEE may not package the Licensed Products in combination with other products, whether similar or different, without the prior written approval of
NBA Europe. In the event that NBA Europe believes in good faith that LICENSEE has employed selling or reporting methods which circumvent or reduce the royalty or other payment or reporting obligations contained in this Agreement, NBA Europe may, in addition to any other rights and remedies it may have, at its option and upon fifteen (15) days' prior written notice, adjust or establish minimum royalties per unit.
(e)LICENSEE shall at all times conduct all aspects of its business in a fair and reasonable manner and in compliance with all shipment tracking, identification and anti-counterfeiting systems and labels that NBA Europe may establish from time to time and all applicable laws, government rules and regulations, court and administrative decrees and the highest standard of business ethics then prevailing in the industry. LICENSEE shall faithfully comply with and adhere to NBA Europe's shipping and distribution policies established from time-to-time. LICENSEE shall use reasonable efforts to ensure that all retailers and authorized its commercially distributors purchasing Licensed Products comply with NBA Europe's anticounterfeiting systems, labels and shipping and distribution policies established from time-to-time.
It shall be LICENSEE's sole responsibility, at its sole expense, to obtain all approvals (including, but not limited to, approvals of advertising materials) of all governmental authorities which may be necessary in connection with LICENSEE's performance under this Agreement.
(g)	LICENSEE acknowledges that one or more of NBA Europe's
affiliates intend to offer various NBA and/or Member
Team-identified products for sale in an NBA Europe owned
"showcase" retail store ("NBA Store"). LICENSEE further acknowledges that it will receive a variety of tangible and intangible benefits as a result of having merchandise manufactured by LICENSEE displayed, sold and promoted at the NBA Store. Therefore, LICENSEE shall, in addition to and in consideration for the license granted under this Agreement and in consideration of the benefits it will receive from having merchandise displayed, sold and promoted at the NBA Store, (i) upon the request of NBA Europe, perform contract manufacturing services for NBA Europe in connection with the manufacture of products for sale in the NBA Store on terms as mutually agreed upon by NBA Europe and LICENSEE and (ii) offer Licensed Products to the NBA Store on terms at least as favorable as those offered to LICENSEE's most preferred high-volume customers, including price, priority of delivery, discounts, cooperative or other advertising and promotional allowances and other benefits
(regardless of volume).
12. RECORDS; AUDITS
LICENSEE shall keep accurate books of account and records covering all transactions relating to the license granted in this Agreement (including, but not limited to, sales of Licensed
Products, purchases and uses of NBA hologram hang tags and compliance with shipment tracking, identification and anti-counterfeiting systems and labels that NBA Europe may establish from time to time). NBA Europe and its authorized representatives shall have the right, at all reasonable hours of the day and upon reasonable prior notice, to examine and audit such books of account and records and all other documents and materials in LICENSEE's possession or under its control
(including records of LICENSEE's parents, subsidiaries, affiliates and third parties, if they are involved in activities which relate to this Agreement) relating to this Agreement. NBA Europe shall have free and full access for such purposes and for the purpose of making extracts and copies. Should an audit by NBA Europe establish a deficiency between the amount found to be due
NBA Europe and the amount LICENSEE actually paid or reported, the LICENSEE shall pay the amount of such deficiency, plus interest at the then current prime rate (as announced by Chase Bank, New
York branch) from the date such amount should have been paid until the date of payment. Should such audit establish a deficiency of more than five percent (5%), LICENSEE shall also pay for the cost of the audit. LICENSEE shall pay such amount within thirty (30) days. All such books of account and records shall be kept available for at least two (2) years after the expiration or termination of this Agreement, or three (3) years after the end of the Contact Year to which they relate, whichever is earlier. in order to facilitate inspection of Its books and records, LICENSEE shall designate a symbol or number which will be used exclusively in connection with the Licensed Products on which royalty payments are payable and shall maintain for inspection as provided in this Agreement duplicates of all billings to customers with respect to Licensed Products. LICENSEE shall, within ten (10) business days of NBA Europe's request
(which shall not be made more than four (4) times per Contract
Year), furnish NBA Europe with a list of LICENSEE's top twenty-five (25) retail accounts for Licensed Products (on a country by country basis) and their monthly purchases of Licensed Products (broken down by unit sales and in dollar volume by retailer).



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

SECTION K. INDEMNIFICATION BY COMPANY.

Company hereby agrees to indemnify, defend and hold Licensor, IMG-LJK, the Office of the Commissioner of Baseball, the Leagues, and the Clubs, and their respective owners, shareholders, directors, officers, employees, agents, representatives, successors and assigns harmless from any claims, suits, damages an costs (including reasonable attorneys' fees and expenses) arising out of (i) any unauthorized use of or infringement of any trademark, service mark, copyright, patent, process, method of device by Company in connection with the Licensed Product(s) covered by this Agreement, (ii) alleged defects or deficiencies in said Licensed Product(s) or the use thereof, or false advertising, fraud, misrepresentation or other claims related to the Licensed Product(s) not involving a claim of right to the Trademarks,
(iii) the unauthorized use of the Trademarks or any breach by Company of this Agreement, (iv) libel or slander against, or invasion of the right of privacy, publicity or property of, or violation or misappropriation of any other right of any third party, and/or (v) agreements or alleged agreements made or entered into by Company to effectuate the terms of this Agreement. Licensor or IMG-UK shall give Company notice of the making of any claim or the institution of any action hereunder and Licensor may at its option participate in any action. The indemnifications hereunder shall survive the expiration or termination of this Agreement.

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

(3)	Company shall require those to whom it sells Licensed
Product(s) directly or indirectly to display the words "Genuine Merchandise" (or such other appropriate notice as directed by Licensor) and the silhouetted batter logo in all advertisements.
All uses of the Trademarks shall also include any designations legally required or useful for enforcement of copyright, trademark or service mark rights (e.g., C, R or TM). Company shall submit a copy of its specifications for all of the above notices
(including copies of its artwork, layouts or mold blueprints) to Licensor for its review.

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

IN WITNESS WHEREOF, the parties hereto have signed this
Agreement:

MAJOR LEAGUE BASEBALL PROPERTIES, INC., as agent for the Clubs
CORPORATE SECRETARY
BY:
Title
DATE. 8-6-98

LICENSEE: INNOVO,GROUP, INC.
BY:  /s/ Pat Anderson                    President
I

Title

Date:  12/05/97                              7/01/98



EXHIBIT 10.65

AGREEMENT

made on April 17, 1998

between

Licensor The Walt Disney Company (Germany) GmbH, with its principal office located at Kolner Strasse 10, 65760 Eschborn,
-hereinafter referred to as "we", "us", "our", etc.

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

NOW, THEREFORE, it is mutually agreed between you and us as follows:

Section I MEANING OF TERMS As used in this Agreement:

(a)"Licensed Material" means the representations of the characters listed on the Schedule and designated still scenes from the motion pictures and/or television series identified in Subparagraph l(b) hereafter.

(b)"Trademarks" means "Walt Disney", "Disney", the representations of Licensed Material included in Subparagraph l(a) above, and the logo(s) of the motion pictures, television series and/or branded programs specified on the Schedule in which Licensed Material appears.

(c)"Articles" means the items listed on the Schedule on or in connection with which the Licensed Material and/or the Trademarks are reproduced or used.

(d)Minimum Per Article Royalty" means-the sum(s) for each Article sold specified on the Schedule.

(i)"Minimum Per Article Royalty Per Invoice" means the sum per article sold specified on the Schedule, being the minimum Royalty payable for each Stock Keeping Unit ("SKU") of each Article sold during each Royalty Payment Period, effective from January 1, 1998.

(ii)"Average Minimum Per Article Royalty" means the sum per article specified on the Schedule, being the average minimum Royalty payable for all quantities of each article sold in the Territory or, if the Territory includes a country within the European Economic Area, the European Economic Area during each Royalty Payment Period or such longer period as we may mutually agree upon, effective from January 1, 1998.

(iii)Any conversion from the Ecu into another currency to ensure compliance with (d) (i) and (d) (h) shall he done at the exchange rate reported on the first working day which precedes the relevant Royalty Payment
     Period, as published in the International
     Herald Tribune.


2

(e)"Term" means the period specified on the Schedule.

(f)"Territory" means the area specified on the Schedule. If the Territory includes a country within the European Economic Area you may export Articles to other countries within the European Economic Area which are not included in the Territory. You may not export Articles outside the European Economic Area unless such Articles are destined for ultimate delivery in the Territory or in the European Economic Area and may not sell or otherwise distribute any of the Articles to any party if you know, or in the exercise of prudent business judgment should know, that such sale(s) ultimately with result in the exporting of Articles outside of the European Economic Area. Except as specifically provided herein, you shall not export Articles outside the Territory without our prior written consent.

(g)"Royalties" means a copyright royalty in an amount equal to the greater of:

(i)The percentage specified on the Schedule Of Your Net Invoiced Billings for Articles sold C.I.F. a location in the Territory or in the European Economic Area ("In Sales") or, if Articles are sold to a customer in the Territory or in the European Economic Area F.O.B. a shipping point outside the Territory or the European Economic Area for importation by the customer into the Territory ("Out Sales'), the percentage specified oil the Schedule of your Net Invoiced Billings for such Articles. All sales of Articles shipped to a customer outside the Territory and outside the European Economic Area pursuant to a distribution permission shall hear a Royalty at the rate for Out Sales; or

(ii) the Minimum Per Article Royalty, if any has been specified in Subparagraph I(d) above.

(h)"Net Invoiced Billings" shall mean actual invoiced billings (i.e. sales quantity multiplied by the selling price) for Articles sold less volume discounts and other customary discounts separately identified by Article on the sales invoice, Customary discounts shall not include cash discounts granted as terms of payments, early payment discounts, year end rebates and allowances or discounts relating to advertising. Royalties are not due on invoiced charges for transportation of Articles within the Territory, value added taxes and takes on the sale of Articles which are separately identified on the sales invoices and have actually been paid. No costs incurred in manufacturing, importing, selling or advertising the Articles shall be deductible from the actual invoiced billings for Articles sold, nor shall any deduction be taken for freight costs included in the selling price or for uncollectible accounts. No royalties are payable for the mere manufacture of Articles.

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

(m)"Promotion Commitment" means the amount specified on the Schedule, which amount you agree to spend during each Royalty Payment Period on consumer advertising and promotion activities as detailed in Paragraph 17 hereof.

(n)"Common Marketing Fund Payment" (the "CMF Payment") means an amount equal to such percentage of your III Sales and Out Sales, respectively) , as specified on the Schedule, for Articles sold to customers, which amount you agree to pay us concurrently with Royalties (but by separate payment to such account as we may specify) due each Royalty Payment Period as detailed in Subparagraph 22(a) hereof.

(o)"CMF Guarantee" means the sum(s), which you guarantee to pay us as a minimum amount of the CMF Payment on your cumulative sales within the Territory and in the periods as specified on the Schedule.

(p)"CMF Advance" means the non-refundable installments of the CMF
Guarantee, due and payable on the dates specified on the Schedule.

(q)"Marketing Date" means the date(s) by which the Article(s) shall lie available for purchase and immediate delivery, as specified on the Schedule.

(r)"Laws' means any and all applicable laws, rules, and regulations, including but not limited to local and national laws, rules and regulations, treaties, voluntary industry standards, association laws, codes or other obligations pertaining to any of your activities under this Agreement, including but not limited to those applicable to the manufacture, pricing, sale and/or distribution of the Articles.

(s)"Manufacturer" means any of your third party manufacturers and suppliers (and their submanufacturers and suppliers) which reproduce or use the Licensed Material and/or Trademarks on Articles or components thereof and/or which assemble such Articles.

(t)"Schedule" means the attachment appended hereto immediately following the signature page of this Agreement entitled
"Schedule to License Agreement" the terms of which are incorporated herein by reference and made a part hereof as though fully set forth herein.

Section 2 RIGHTS GRANTED

(a)In consideration for your promise to pay and actual payment to us of all Royalties, Advances, Guarantees, CMF Payments, CMF Guarantees and CMF Advances specified herein and your performance of all of your other obligations hereunder, during the Term , we grant you the nonexclusive right under Disney's various copyrights and Trademarks in the Territory, to reproduce the Licensed Material only on or in connection with the Articles, to use the Trademarks, but only such Trademarks and uses thereof as may be approved when the Articles are approved and only on or in connection with the Articles, and to manufacture, distribute for sale and sell (other than by direct marketing methods, including but not limited to, computer on-line selling, catalog sales, direct mail and door-to-door solicitation) the Articles. You will sell the Articles only to retailers for resale to the public in the Territory or to wholesalers for resale to such retailers; provided however, that you may not sell the Articles to retailers that sell the Articles on a duty-free basis nor may you sell the Articles to wholesalers for resale to such retailers, unless such retailer or wholesaler has a then-current license agreement with us or an affiliate of ours permitting it to make duty-free sales of the Articles.

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

(c)The prohibition of computer on-line selling referenced in Subparagraph 2(a) includes, but is not limited to, the display, promotion or offering of Articles in or on any on-line venues, including but not limited to any catalog company,, web sites", "home pages" or any similar venues, except as specifically permitted in the next two sentences. Articles approved by us may be displayed and promoted on Disney-controlled Internet services, only within the Territory. In addition, Articles approved by us may be displayed, promoted and sold on retailers web sites, home pages and any similar venues; however, you must obtain our prior written approval of all creative and editorial elements of such uses, in accordance with the provisions of Paragraph 8 of this Agreement.

(d)Unless we consent in writing, you shall not give away or donate Articles to your accounts, employees or other persons for the purpose of promoting sales of Articles. except for minor quantities or samples which are not for onward distribution.

(e)Nothing contained herein shall preclude you from selling
Articles to us, Disney or to any subsidiary of ours or Disney's subject to the payment to us of Royalties on such sales.

(f)We further grant you the non-exclusive right to reproduce the Licensed Material and to use the Trademarks, only within the Territory, during the Term, and, if the Territory includes a country in the European Economic Area, the European Economic Area, on containers, packaging, display material and in advertising for the Articles.

(g)Nothing contained in this Agreement shall be deemed to imply any restriction on your freedom and that of your customers to sell the Articles at such prices as you or they shall determine.

(h)You recognize and acknowledge the vital importance to us of the characters and other proprietary material we own and create and the association of the Disney name with them. In order to prevent the denigration of products bearing the Licensed
Material and/or the Trademarks and the value of their association with the Disney name, and in order to ensure the dedication of your best efforts to preserve and maintain that value, you agree that during the Term . you will not manufacture or distribute any merchandise embodying or bearing any artwork or other representation which we determine, in our reasonable discretion, is confusingly similar to the Disney characters or other proprietary material.

Section 3 ADVANCE

(a)You agree to pay us within fifteen (15) days of our sending an invoice to you, the nonrefundable Advance plus value-added taxes or other applicable taxes thereon, if any, which shall be on account of Royalties earned and payable only during the Term and only with respect to sales in the Territory; provided, however, that if any part of the Advance is specified hereinabove as applying to any period less than the Term, such part shall be on account of Royalties to accrue during such lesser period only. If Royalties earned during any period are less than the Advance, no part of the Advance shall be refunded to you.

(b)Royalties accruing during any sell-off period or extension of the Term shall not be offset against the Advance unless otherwise agreed in writing. Royalties accruing during any other period shall be offset only against an advance paid with respect to such other term.

(c)In no event shall Royalties accruing by reason of any sales to us or a subsidiary of ours or by reason of sales outside the Territory pursuant to a distribution permission be offset against the Advance or any subsequent advance.

(d)Notwithstanding anything hereinabove to the contrary, upon your breach of this Agreement (which breach is not cured in the period specified in Subparagraph 30(a) hereof) You agree that any and all Advances due hereunder shall become immediately due and payable, regardless of whether we also exercise our right hereunder to terminate this Agreement because of such breach.

Section 4 GUARANTEE

(a)With your statement for each Royalty Payment Period ending on a date indicated in Subparagraph I(k) hereof defining "Guarantee," you shall pay us the amount, if any, by which cumulative Royalties paid with respect to sales in the Territory during any period or periods covered by the Guarantee provision or any Guarantee provision contained in any agreement extending the term hereof, fall short of the amount of the Guarantee for such period.

(b)Advances applicable to Royalties due oil sales in the period to which the Guarantee relates apply towards meeting the Guarantee.

(c)	In no event shall Royalties paid with respect to sales
to us or to any subsidiary or affiliate of ours or with respect to sales outside the Territory or outside the European Economic
Area pursuant to a distribution permission apply towards meeting the Guarantee or any subsequent guarantee.

(d)Notwithstanding anything hereinabove to the contrary, upon your breach of this Agreement (which breach is not cured in the period specified in Subparagraph 30(a) hereof) you agree that any and all Guarantees due hereunder shall become immediately due and payable, regardless of whether we also exercise our rights hereunder to terminate this Agreement because of such breach.

Section 5 CMF ADVANCE AND CMF GUARANTEE

(a)You agree to pay in hill the CMF Advances plus value added taxes or other applicable taxes thereon, if any, oil account of the CMF Guarantee to accrue during the Term, at such times and in such amounts as specified in Subparagraph I (p) above. In addition, with your statement for each Royalty Payment Period ending on a date indicated hereinabove with respect to the CMF Guarantee, you shall pay us, the amount if any, by which cumulative CMF payments made with respect to sales in the Territory during any period or periods covered by such provision fall short of the amount of the CMF Guarantee specified for that period.

(b)In no event shall CMF Payments accruing or paid with respect to sales to us or to any subsidiary or affiliate of ours or with respect to sales outside the Territory or outside the European Economic Area pursuant to a distribution permission be offset against the CMF Advances or apply towards meeting the CMF Guarantee.

(c)Notwithstanding anything hereinabove to the contrary, upon your breach of this Agreement (which breach is not cured within 15 days of our written notice thereof to you), you agree that any and all CMF Advances and CMF Guarantees due hereunder shall become immediately due and payable, regardless of whether we also exercise our right hereunder to terminate this Agreement because of such breach.

Section 6 PRE-PRODUCTION APPROVALS

(a)As early as possible and in any case before commercial production of any Article you shall submit to us for our review and written approval (to utilize such materials in preparing a pre-production sample) all concepts, all preliminary and proposed final artwork and all three-dimensional models which are to appear on or in the Article. Thereafter, you shall submit to us for our written approval a pre-production sample of each Article. We shall endeavor to respond to such requests within a reasonable time, but such approvals should be sought as early as possible in case, of delays. In addition to the foregoing, as early as possible, and in any case no later than sixty (60) days following written conceptual approval, you shall supply to us for our use for internal purposes, a mock-up, prototype or pre-production sample of each style of each Article on or in connection with which the Licensed Material is used. You acknowledge that we may not approve concepts or artwork near the end of the Principal Term. Any pre-production approval we may give will not constitute or imply a representation or belief by its that such materials comply with any applicable Laws.

(b)Articles must lie in compliance with all applicable Laws and the minimum quality standards set-forth in Exhibit A hereto.
Approval or disapproval of Articles shall lie solely in our discretion, and any Article not so approved in writing shall be deemed unlicensed and shall not lie manufactured or sold. If any unapproved Article is sold, or any Article that is not in compliance with Laws or the minimum quality standards, we may, together with other remedies available to us (including, but not limited to immediate termination of this Agreement), by written notice require such Article to be immediately withdrawn from the market. Any modification of an Article, including, but not limited to, change of materials, color, design or size of the representation of Licensed Material must be submitted in advance for our written approval as if it were a new Article. Approval of an Article which uses particular artwork does not imply approval of such artwork for use with a different Article. The fact that artwork has been taken from a Disney publication or a previously approved Article does not mean that its use will necessarily be approved in connection with an Article licensed hereunder.

(c)If you submit for approval artwork from ail article or book manufactured or published by another licensee of ours or Disney's of any subsidiary of ours or Disney's, you must advise us in writing of the source of such artwork. If you fail to do so, any approval which we may give for use by you of such artwork may be withdrawn by giving you written notice thereof, and you may be required by us not to sell Articles using such artwork.

(d)If we have supplied you with forms for use in applying for approval of artwork, models, pre-production and production samples of Articles, you hall use such forms when submitting anything for our approval.

SECTION 7 APPROVAL OF PRODUCTION SAMPLES

(a)Before shipping an Article to any customer, you agree to furnish to us, for our approval of all aspects of the Article in question, from the first production run of each supplier of each of the Articles the number of Samples, with packaging, set forth in Subparagraph 1 (1) which shall conform to the approved artwork, threedimensional models, pre-production sample, applicable Laws and minimum quality standards. Approval or disapproval of the artwork as it appears, oil the Article as well as of the quality of the Article shall lie in our sole discretion and may inter alia be based on unacceptable quality of the artwork or of the Article as manufactured. Any Article not so approved shall be -deemed unlicensed, shall not be sold and unless otherwise agreed by us in writing, shall be destroyed. Such destruction shall be attested to in a certificate signed by an officer of yours. Production samples of Articles for which we have approved a pre-production sample shall be deemed approved, unless within 20 days of our receipt of such production sample we notify you to the contrary, Any approval of a production sample attributable to us will not constitute or imply a representation or belief by us that such production sample complies with any applicable Laws.

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


(c)It is specifically understood that we may disapprove an Article or a production run of an Article because the quality is unacceptable to us, and, accordingly, we recommend that you submit production samples to us for approval before committing to a large original production run or to purchase a large shipment from a new supplier.

(d)No modification of an approved production sample shall be made without our further prior written approval. Articles being sold must conform in all respects to the approved production sample. It is understood that if in our reasonable judgment the quality of an Article originally approved has deteriorated in later production runs, or if the Article has otherwise been altered, we may, in addition to other remedies available to us. by written notice require such Article to be immediately withdrawn from the market.

(e)The rights granted hereunder do not permit the sale of "seconds' or "irregulars". All Articles not meeting the standard of approved samples shall be destroyed or all Licensed Material and Trademarks shall be removed or obliterated therefrom.

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

(c)	If we at any time so request, your statements shall be made on statement forms which we provide or in a form or delivery medium as we require (including for example, electronic transmission).
Should any investment to implement electronic reporting he required, such investment shall be borne entirely by you. You will fully comply with the instructions supplied by us for completing such forms or adhering to any such format. Apparel Articles
Shall he reported separately by size range (e.g.
"boys'", "girls'", "men's", etc.). Your statements shall identify for each Article the character or other Licensed Material used on each such Article.

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




(b)The Manufacturer agrees only to employ persons whose presence is voluntary. The Manufacturer agrees not to use any forced or involuntary labor, whether prison, bonded, indentured or otherwise.

(c)The Manufacturer agrees to treat each employee with dignity and respect, and not to use corporal punishment, threats of violence, or other forms of physical, sexual, psychological or verbal harassment or abuse.

(d)The Manufacturer agrees not to discriminate in hiring and employment practices, including salary, benefits, advancement, discipline, termination, or retirement, on the basis of race, religion, age, nationality, social or ethnic origin, sexual orientation, gender, political opinion or disability.

(e)The Manufacturer recognizes that wages are essential to meeting employees' basic needs. The
Manufacturer agrees to comply, at a minimum, with all applicable wage and hour Laws, including minimum wage, overtime, maximum hours, piece rates and other elements of compensation, and to provide legally mandated benefits. If local Laws do not provide for overtime pay, the Manufacturer agrees to pay at least regular wages for overtime work.
Except in extraordinary business circumstances, the Manufacturer will not require employees to work more than the lesser of (1) 49 hours per week and 12 hours overtime or (2) the limits on regular and overtime hours allowed by local law, or, where local law does not limit the hours of work, the regular work week in such country plus 12 hours overtime. In addition, except in extraordinary business circumstances, employees will be entitled to at least one day off in every seven-day period.
The Manufacturer agrees that, where local industry standards are higher than applicable legal requirements, it will meet the higher standards.

(f)The Manufacturer agrees to provide employees with a safe and healthy workplace in compliance with all applicable Laws, ensuring, at a minimum, reasonable access to potable water and sanitary facilities, fire safety, and adequate lighting and ventilation.
The Manufacturer also agrees to ensure that the same standards of health and safety are applied in any housing it provides for employees. The
Manufacturer agrees to provide Disney with all information Disney may request about manufacturing, packaging and distribution facilities for the Articles.

(g)The Manufacturer agrees, to respect the rights of employees to associate, organize and bargain collectively in a lawful and peaceful manner, without penalty or interference, in accordance with applicable Laws.

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

(k)The Manufacturer agrees to take appropriate steps to ensure that the provisions of this Paragraph 6 are communicated to employees, including the prominent posting of a copy of Disney's Code of Conduct for Manufacturers in the local language and in a place readily accessible to employees at all times.

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




611280

EXHIBIT 23.1
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

INNOVO GROUP, INC.
Knoxville, Tennessee

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

                                                    BDO Seidman, LLP

Atlanta, Georgia
March 15, 1999

EXHIBIT 27


[PERIOD-TYPE]                            12-MOS                 12-MOS
[FISCAL-YEAR-END]                        NOV-30-1998            NOV-30-1997
[PERIOD-END]                             NOV-30-1998            NOV-30-1997
[CASH]                                          1078                    469
[SECURITIES]                                       0                      0
[RECEIVABLES]                                    775                   1018
[ALLOWANCES]                                     (67)                  (123)
[INVENTORY]                                     1101                   1582
[CURRENT-ASSETS]                                3154                   3344
[PP&E]                                          6119                   6843
[DEPRECIATION]                                 (2082)                 (1772)
[TOTAL-ASSETS]                                  7232                   9168
[CURRENT-LIABILITIES]                           3229                   3523
[BONDS]                                         2234                   1854
[PREFERRED-MANDATORY]                              0                      0
[PREFERRED]                                        0                      0
[COMMON]                                         538                    446
[OTHER-SE]                                      1184                   3345
[TOTAL-LIABILITY-AND-EQUITY]                    7232                   9168
[SALES]                                         6790                   7901
[TOTAL-REVENUES]                                6790                   7901
[CGS]                                           4493                   5303
[TOTAL-COSTS]                                   8696                   9310
[OTHER-EXPENSES]                                (142)                  (337)
[LOSS-PROVISION]                                  58                     26
[INTEREST-EXPENSE]                               503                    657
[INCOME-PRETAX]                                (2267)                 (1729)
[INCOME-TAX]                                       0                      0
[INCOME-CONTINUING]                            (2267)                 (1729)
[DISCONTINUED]                                 (1747)                  (110)
[EXTRAORDINARY]                                    0                      0
[CHANGES]                                          0                      0
[NET-INCOME]                                   (4014)                 (1315)
[EPS-PRIMARY]                                  (0.49)                 (0.50)
[EPS-DILUTED]                                  (0.49)                 (0.50)