Form 10-Q
period 1999-02-28
INNOVO GROUP INC
filed 1999-04-14
CIK 844143

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             Form 10-Q

                            (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 1999

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

     As of April 2, 1999, 5,909,113 shares of common stock were outstanding.



PART 1  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of February 28, 1999 and
         November 30, 1998                                               3

Condensed Consolidated Statements of Operations for the three months
         ended February 28, 1999 and 1998                                4

Condensed Consolidated Statements of Cash Flows for the three months
         ended February 28, 1999 and 1998                                5

Notes to Consolidated Financial Statements                             6-7


                     INNOVO GROUP INC AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (000's except for share data)

                                                 2/28/99      11/30/98
ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $  151        $   1,078
Accounts receivable net of allowance                968              708
Inventories                                       1,092            1,101
Prepaid expenses                                    303              267
TOTAL CURRENT ASSETS                              2,514            3,154

PROPERTY, PLANT and EQUIPMENT, net                3,883            4,037
OTHER ASSETS                                         20               41

TOTAL ASSETS                                     $6,417        $   7,232

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                    $   831       $     914
Current maturities of long-term debt                  90             270
Accounts payable                                     934           1,139
Accrued expenses                                     864             906
TOTAL CURRENT LIABILITIES                          2,719           3,229

LONG-TERM DEBT, less current maturities            2,216           2,234
OTHER                                                --               47
TOTAL LIABILITIES                                  4,935           5,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.10 par; shares
    Authorized 7,000,000
    Issued 5,582,113 in 1999, 5,387,113 in 1998      558             538
Additional paid-in capital                        30,654          30,282
Promissory note officer                             (703)           (703)
Deficit                                          (26,601)        (25,969)
Treasury stock                                    (2,426)         (2,426)
TOTAL STOCKHOLDERS' EQUITY                         1,482           1,722

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY      $  6,417     $     7,232

See accompanying notes to consolidated condensed financial statements



                    INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (000's except per share data)

                                                      Three Months Ended
                                                      2/28/99     2/28/98
NET SALES                                             $1,065      $1,960
COST OF GOODS SOLD                                       739       1,190
Gross profit                                             326         770

OPERATING EXPENSES
Selling, general and administrative                      798         925
Depreciation and amortization                             63          86

                                                         861       1,011
LOSS FROM OPERATIONS                                    (535)       (241)

INTEREST EXPENSE                                          91          84
OTHER INCOME (EXPENSE), net                               34          11

LOSS BEFORE INCOME TAXES                                (592)       (314)

INCOME TAXES (BENEFIT)                                    -           -

LOSS FROM CONTINUING OPERATIONS                         (592)       (314)

DISCONTINUED OPERATIONS
Results from Thimble Square operations                   (40)       (101)

NET LOSS                                                (632)       (415)

LOSS PER SHARE:
Continuing operations                                 $(0.11)     $(0.07)
Discontinued operations                               $(0.01)     $(0.02)
Net loss                                              $(0.12)     $(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING                    5,431       4,456

See accompanying notes to consolidated condensed financial statements





                      INNOVO GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (000's except per share data)

                                                         2/28/99    2/28/98
CASH FLOWS FROM OPERATING  ACTIVITIES
    Operating Activities of Discontinued Operations       $  (20)   $   (72)
    Operating Activities of Continuing Operations         (1,036)      (311)
Cash Used by Operating Activities                         (1.056)      (383)

CASH FLOWS FROM INVESTING ACTIVITIES
    Dispositions of Property, Plant & Equipment              170        --
    Capital Expenditures                                     (60)        (1)
Cash Provided (Used) by Investing Activities                 110         (1)

CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to Notes Payable                               --       1,023
    Repayments on Notes Payable                              (83)      (520)
    Repayments of Long -Term Debt                           (198)       (16)
    Proceeds from Issuance of Common Stock                   300        --
Cash Provided by Financing Activities                         19        487

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (927)       103

CASH AND CASH EQUIVALENTS, at beginning of period          1,078        469
CASH AND CASH EQUIVALENTS, at end of period              $   151    $   572

See accompanying notes to consolidated condensed financial statements


                      INNOVO GROUP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Principles of consolidation

     The accompanying condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998.

     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported. All adjustments are of the normal recurring nature.

    The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  INVENTORY

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

Inventories consisted of the following:

                            February 28,        November 30,
                               1999                1998
                              (000's)             (000's)
Finished goods              $    685            $    766
Work-in-process                   18                  18
Raw materials                    425                 353
                            --------            --------
                               1,128               1,137
Less inventory reserve           (36)                (36)
                              $1,092             $ 1,101

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:
                                           February 28,         November 30,
                                              1999                  1998
                                             (000's)               (000's)

Accounts receivable factoring facility      $  482               $   439
Bank credit facility                           349                   349
Other                                          --                    126
                                            ______                ______
                                           $   831                $  914

     As of November 30, 1998, Thimble Square had a note payable to a bank secured by the Pembroke, Georgia facility. This loan bore interest at the rate of 2.75 points over the prime rate per annum. The loan balance of approximately $126,000 was paid off when the Pembroke facility was sold in December 1998.

     During February 1999, the Company obtained an extension on the credit facility with First Independent Bank of Gallatin. This facility expires in February 2000 and bears interest at the rate of 11.75% per annum.

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                         February 28,      November 30,
                                            1999               1998
                                           (000's)             (000's)

First mortgage loan                       $  746               $  754

Non-recourse first mortgage on
  Florida property                           724                  727

Thimble Square SBA loan                       --                  179

Capital lease obligation                     186                  194

Bank promissory note secured by receivable
  from an officer of the Company             650                  650
                                          ______               ______
Total long-term debt                       2,306                2,504

Less current maturities                      (90)                (270)
                                          ______               ______
                                         $ 2,216              $ 2,234

     	The Thimble Square SBA loan was repaid in conjunction with the December 1998 sale of a manufacturing facility in Pembroke, Georgia.

NOTE 5 - STOCKHOLDERS' EQUITY

    	On December 14, 1998, the Company registered and issued 45,000 shares on an
S-8 filing as payment for current and future legal consulting services.  This stock was issued for approximately $92,000.

    	During February of 1999, the Company issued 150,000 shares to certain officers of the company in consideration of $300,000.

NOTE 6 - SUBSEQUENT EVENTS

    	During the second quarter of 1999, the Company sold an additional 327,000 shares of Common Stock for consideration of $490,250.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Results of Operations

     	The following table sets forth the Statement of Operations for the three months ended February 28, 1999 and 1998.


                                                         Three Months Ended
                                                         2/28/99    2/28/98

Net Sales                                                $1,065     $1,960
Costs of Goods Sold                                         739      1,190
Gross Profit                                             ______     ______
                                                            326        770

Selling, General & Administrative                           798        925
Depreciation & Amortization                                  63         86
Income (Loss) from Operations                              (535)      (241)

Interest Expense                                             91         84
Other Income (Expense)                                       34         11

Income (Loss) Before Income Taxes                          (592)      (314)
Income Taxes                                                 --         --
Income (Loss) from Continuing
  Operations                                               (592)      (314)
Discontinued Operations                                     (40)      (101)
Net Loss                                                   (632)      (415)




    	Net Sales for the quarter ended February 28 decreased $895,000 or 45.7% from $1,960,000 in 1998 to $1,065,000 in 1999. This decrease is primarily the result of a large order for Nasco Products International, Inc. during the first quarter of 1998. This order was not duplicated in 1999 due to a change in the Company's German distributor.

     The gross margin percentage decreased eight percentage points from 39.3% in 1998 to 30.6% in 1999 due primarily to a large close-out order that was placed during the first quarter of 1999. This order did allow the Company reduce the amount of slow moving and excess inventory on hand. The Company anticipates an increase in gross margins through the remainder of 1999 due to a reduction in material costs from favorable pricing on imported items and domestic goods that have resulted from improved vendor selection and cost reduction strategies.

     Selling, General and Administrative costs decreased $127,000 or 13.7% from 1998 to 1999 due to decreased royalties from the reduced sales to Nasco Products International Inc. and cost reductions resulting from the move of the corporate office and the Innovo, Inc. manufacturing facility to Knoxville, Tennessee during December 1999.

     Depreciation and Amortization expenses decreased $23,000 or 26.7% from the first quarter of 1998 to the first quarter of 1999 due to the lack of significant purchases of fixed assets during 1998 and 1999. Depreciation expense should slowly decrease over time as the Company's equipment continues to age.

     Interest expense for the three months ended February 28, 1998 and 1999 was essentially unchanged due to the lack of significant changes in financing from 1998 to 1999.

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

     Cash flows from operations were a negative $1,056,000 for the three months ended February 28, 1999. The primary reasons were a net loss from continuing operations of $592,000, a reduction in accounts payable and accrued expenses of $211,000 and an increase in accounts receivable of $260,000.

     The Company anticipates improved financial performance for fiscal year 1999 due to additional product lines and an improved marketing effort. The anticipated improved financial performance should allow the Company to generate positive cash flows from operations for the year ended November 30, 1999.

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

     The Company has taken a number of steps to improve its liquidity in 1999, as more fully discussed below, including

      Obtaining a trade credit facility of up to $500,000 from a key vendor; Paying off in December 1998 a $126,000 short term note and a $179,000 long-term note from the proceeds of the sale of the Pembroke facility as it completed its disposal of the Thimble Square operations;
      Obtaining in February 1999 an extension to February 2000 on a $350,000 line of credit that had expired in December 1998;
      Obtaining in February 1999 $300,000 in cash from the proceeds of a sale of common stock to two officers, who also committed to provide an aggregate of $100,000 in additional credit.
      Obtaining in the second quarter of 1999 $490,250 in cash from the proceeds of sales of common stock from private placements.

     As a result of recent efforts with vendors, the Company believes it has made progress in reestablishing normalized trade relationships. In 1998, the Company entered into an arrangement with Sunwaki Industrial Company, Ltd. of Hong Kong to produce the Company's licensed products for both domestic and international distribution. Sunwaki has the capability to meet a substantial portion of the Company's needs for such products. In connection with this arrangement, Sunwaki agreed to extend up to $500,000 of trade credit to Innovo for fiscal year 1999. Management expects the arrangement to lower the cost of goods sold and other related costs for 1999.

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

     During March and April 1999, the Company received $490,250 for the issuance of 327,000 shares of Common Stock.

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

Year 2000

     The Company uses various types of technology in the operations of its business. Some of this technology incorporates date identification functions; however, some of these date identification functions were developed to use only two digits to identity a year. These date identification functions, if not corrected, could cause their relating technology to fail or create erroneous results by or at the year 2000.

     The Company has assessed the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor wit experience in analyzing and addressing Year 2000 issues, from whom the Company purchased $10,000 of computer equipment. The Company has also retained an additional independent consultant to assist in the conversion of the Company's existing operating system to a Year 2000 compliant platform. The other software used by the Company, billing, inventory control, job costing and other accounting functions is currently Year 2000 compliant.

     The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is currently finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identity and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company expects to have substantially completed its evaluation during the second quarter of fiscal 1999; however, there can be no assurances that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition. In the event that completion of the Company's Year 2000 evaluation of its vendors and customers is not assured by the end of 1999, the Company intends to determine appropriate contingency plans.

     As of April 14, 1999 the Company had incurred approximately $10,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue, which are not currently expected to exceed $30,000, will not be material to the Company's business, operations or financial condition. All other efforts to date with respect to Year 2000 compliance issues have involved the time of existing personnel with no identifiable additional cost to the Company. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    	Reference is hereby made to Part I, Item 3 of the Company's Annual Report filed on Form 10-K for the year ended November 30, 1998, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

    	On February 22, 1999, the Company issued 150,000 shares to certain officers of the company in consideration of $300,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    	None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

	          Exhibit 27.   Financial Data Schedule (included only in the
                           electronically filed version of
                   		      of this report.

     (b) Reports on Form 8-K

          	None


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INNOVO GROUP INC.


                            By: /S/ SAMUEL J. FURROW
                               ---------------------------------------
                               Samuel J. Furrow
                               Chairman of the Board and Chief Executive Officer

April 14, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                           Date

/S/ SAMUEL J. FURROW
-------------------------	Chief Executive Officer		           April 14, 1999
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director



/S/ BRADLEY T. WHITE
--------------------------Chief Financial Officer		           April 14, 1999
Bradley T. White
Controller


EXHIBIT 27
[ARTICLE]5

[PERIOD-TYPE]                  3-MOS
[FISCAL-YEAR-END]              NOV-30-1999
[PERIOD-END]                   FEB-28-1999
[CASH]                                 151
[SECURITIES]                             0
[RECEIVABLES]                         1061
[ALLOWANCES]                            93
[INVENTORY]                           1092
[CURRENT-ASSETS]                      2514
[PP&E]                                6008
[DEPRECIATION]                        2126
[TOTAL-ASSETS]                        6417
[CURRENT-LIABILITIES]                 2719
[BONDS]                               2216
[PREFERRED-MANDATORY]                    0
[PREFERRED]                              0
[COMMON]                               558
[OTHER-SE]                             924
[TOTAL-LIABILITY-AND-EQUITY]          6417
[SALES]                               1065
[TOTAL-REVENUES]                      1065
[CGS]                                  739
[TOTAL-COSTS]                          739
[OTHER-EXPENSES]                       861
[LOSS-PROVISION]                        17
[INTEREST-EXPENSE]                      91
[INCOME-PRETAX]                       (592)
[INCOME-TAX]                             0
[INCOME-CONTINUING]                   (592)
[DISCONTINUED]                         (40)
[EXTRAORDINARY]                          0
[CHANGES]                                0
[NET-INCOME]                          (632)
[EPS-PRIMARY]                        (0.12)
[EPS-DILUTED]                        (0.12)