Form 10-Q
period 1999-05-31
INNOVO GROUP INC
filed 1999-07-15
CIK 844143

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended May 31, 1999

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

As of July 6, 1999, 6,299,032 shares of common stock were outstanding.



PART 1 : FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of May 31, 1999 and
November 30, 1998

Condensed Consolidated Statements of Operations for the three months ended May 31, 1999 and 1998

Condensed Consolidated Statements of Operations for the six months ended May 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 1999 and 1998

Notes to Consolidated Financial Statements


                   INNOVO GROUP INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                    (000's except for share data)

                                                5/31/99       11/30/98
                                                -------       --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                      $   --          $1,078
Accounts receivable net of allowance              689             708
Inventories                                     1,846           1,101
Prepaid expenses                                  318             267
                                               ------          ------
TOTAL CURRENT ASSETS                            2,853           3,154

PROPERTY, PLANT and EQUIPMENT, net              3,842           4,037
OTHER ASSETS                                      127              41
                                               ------          ------
TOTAL ASSETS                                   $6,822          $7,232
                                               ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                  $  756          $  914
Current maturities of long-term debt               87             270
Accounts payable                                1,099           1,139
Accrued expenses                                  672             906
                                               ------          ------
TOTAL CURRENT LIABILITIES                       2,614           3,229

LONG-TERM DEBT, less current maturities         2,196           2,234
OTHER                                             --               47
                                               ------          ------
TOTAL LIABILITIES                               4,810           5,510
                                               ------          ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.10 par - shares
    Authorized 15,000,000
    Issued 6,299,032 in 1999,
    5,387,113 in 1998                             629             538

Additional paid-in capital                     31,540          30,282
Promissory note - officer                        (703)           (703)
Deficit                                       (27,028)        (25,969)
Treasury stock                                 (2,426)         (2,426)
                                               ------          ------
TOTAL STOCKHOLDERS' EQUITY                      2,012           1,722
                                               ------          ------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY     $6,822          $7,232
                                               ======          ======

See accompanying notes to consolidated condensed financial statements



                     INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (000's except per share data)

                                                 Three Months Ended
                                                5/31/99      5/31/98
                                                -------      -------
NET SALES                                        $1,026       $1,568
COST OF GOODS SOLD                                  576        1,006
                                                -------      -------
Gross profit                                        450          562

OPERATING EXPENSES
Selling, general and administrative                 876          879
Depreciation and amortization                        57           89
                                                -------      -------
                                                    933          968

LOSS FROM OPERATIONS                               (483)        (406)

INTEREST EXPENSE                                   (101)        (101)
OTHER INCOME (EXPENSE), net                          77           12
                                                -------      -------
LOSS BEFORE INCOME TAXES                           (507)        (495)

INCOME TAXES (BENEFIT)                              --           --

LOSS FROM CONTINUING OPERATIONS                    (507)        (495)

DISCONTINUED OPERATIONS
Results from Thimble Square operations               80          (85)
                                                -------      -------
NET LOSS                                         $ (427)      $ (580)
                                                =======      =======
LOSS PER SHARE:
Continuing operations                            $(0.09)      $(0.11)
Discontinued operations                           $0.01       $(0.02)
Net loss                                         $(0.07)      $(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING               5,900        4,473

See accompanying notes to consolidated condensed financial statements


                   INNOVO GROUP INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (000's except per share data)

                                                  Six Months Ended
                                                5/31/99      5/31/98
                                                -------      -------
NET SALES                                       $ 2,091      $ 3,528
COST OF GOODS SOLD                                1,315        2,197
                                                -------      -------
Gross profit                                        776        1,331

OPERATING EXPENSES
Selling, general and administrative               1,676        1,797
Depreciation and amortization                       120          183
                                                -------      -------
                                                  1,796        1,980

LOSS FROM OPERATIONS                             (1,020)        (649)

INTEREST EXPENSE                                   (192)        (185)
OTHER INCOME (EXPENSE), net                         114           23
                                                -------      -------
LOSS BEFORE INCOME TAXES                         (1,098)        (811)

INCOME TAXES (BENEFIT)                              --           --

LOSS FROM CONTINUING OPERATIONS                  (1,098)        (811)

DISCONTINUED OPERATIONS
Results from Thimble Square operations               39         (184)
                                                -------      -------
NET LOSS                                        $(1,059)     $  (995)
                                                =======      =======
LOSS PER SHARE:
Continuing operations                            $(0.19)      $(0.18)
Discontinued operations                           $0.01       $(0.04)
Net loss                                         $(0.19)      $(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING               5,667        4,465

See accompanying notes to consolidated condensed financial statements


                    INNOVO GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (000's except per share data)

                                                    Six Months Ended
                                                   5/31/99     5/31/98
                                                   -------     -------
CASH FLOWS FROM OPERATING  ACTIVITIES
    Operating Activities of Discontinued
    Operations                                     $   (10)    $  (204)
    Operating Activities of Continuing
    Operations                                      (1,926)       (958)
                                                   -------     -------
Cash Used by Operating Activities                   (1,936)     (1,162)
                                                   -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Dispositions of Property, Plant & Equipment        176         --
    Capital Expenditures                              (132)        (52)
                                                   -------     -------
Cash Provided (Used) by Investing Activities            44         (52)
                                                   -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to Notes Payable                         --        1,624
    Repayments on Notes Payable                       (158)       (885)
    Repayments of Long -Term Debt                     (221)        (51)
    Additions to Long -Term Debt                       --          650
    Proceeds from Issuance of Common Stock           1,193         --
                                                   -------     -------
Cash Provided by Financing Activities                  814       1,338
                                                   -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                     (1,078)        124

CASH AND CASH EQUIVALENTS, at beginning of
    period                                           1,078         469
                                                   -------     -------
CASH AND CASH EQUIVALENTS, at end of period         $  --       $  593
                                                   =======     =======
See accompanying notes to consolidated condensed financial statements


                 INNOVO GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 1998

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the periods reported.

The results of operations for the periods noted in this document are not necessarily indicative of the results expected for the full year.

NOTE 2 -  INVENTORY

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

Inventories consisted of the following:

                           May 31,              November 30,
                            1999                   1998
                         ----------             -----------
                           (000's)                (000's)
Finished goods            $    753                $    766
Work-in-process                 18                      18
Raw materials                1,111                     353
                         ----------             -----------
                             1,882                   1,137
Less inventory reserve         (36)                    (36)
                         ----------             -----------
                            $1,846                 $ 1,101

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:


                                           May 31,      November 30,
                                            1999           1998
                                           ------         ------
                                           (000's)        (000's)

Accounts receivable factoring facility     $  407         $  439
Bank credit facility                          349            349
Other                                         --             126
                                           ------         ------
                                           $  756         $  914
                                           ======         ======

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

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:


                                      May 31,             November 30,
                                       1999                   1998
                                     --------             ------------
                                      (000's)                (000's)

  First mortgage loan                 $  734                 $  754
  Non-recourse first mortgage on
    Florida property                     714                    727
  Thimble Square SBA loan                --                     179
  Capital lease obligation               185                    194
  Bank promissory note secured by
    receivable from an officer of
    the Company                          650                    650
                                      ------                 ------
  Total long-term debt                 2,283                  2,504
  Less current maturities                (87)                  (270)
                                      ------                 ------
                                     $ 2,196                $ 2,234

The Thimble Square SBA loan was repaid in conjunction with the December 1998 sale of a manufacturing facility in Pembroke, Georgia.

NOTE 5 - STOCKHOLDERS' EQUITY

On December 14, 1998, the Company registered and issued 45,000 shares on an S-8 filing as payment for legal consulting services. This stock was issued for $91,564. In May, the Company issued 45,919 to a former officer of the Company for future services valued at $64,074.

During February and May of 1999, the Company issued 200,000 shares to certain officers of the company for consideration of $350,000.

During the second quarter of 1999, the Company sold 621,000 shares in private placement transactions for consideration of $842,750. The stock was sold at prices ranging from $1.00 per share to $1.65 per share.

NOTE 6 : SUBSEQUENT EVENTS

On June 22, 1999 the Company signed a short term promissory note to an officer of the company for $192,000. This note bears interest at 8.5% and expires on August 31, 1999. The proceeds from this note were used to purchase goods from the Orient to fill orders that were currently placed with the Company.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the Statement of Operations for the three months and six months ended May 31, 1999 and 1998.


                                     Three Months Ended      Six Months Ended
                                     5/31/99    5/31/98    5/31/99     5/31/98
                                     -------    -------    -------     -------
Net Sales                             $1,026     $1,568     $2,091      $3,528
Costs of Goods Sold                      576      1,006      1,315       2,197
                                      ------     ------     ------      ------
Gross Profit                             450        562        776       1,331

Selling, General & Administrative        876        879      1,676       1,797
Depreciation & Amortization               57         89        120         183
                                      ------     ------     ------      ------
Income (Loss) from Operations           (483)      (406)    (1,020)       (649)

Interest Expense                        (101)      (101)      (192)       (185)
Other Income (Expense)                    77         12        114          23
                                      ------     ------     ------      ------
Income (Loss) Before Income Taxes       (507)      (495)    (1,098)       (811)

Income Taxes                             --         --         --          --
                                      ------     ------     ------      ------
Income (Loss) from Continuing
  Operations                            (507)      (495)    (1,098)       (811)

Discontinued Operations                   80        (85)        39        (184)
                                      ------     ------     ------      ------
Net Loss                              $ (427)    $ (580)   $(1,059)     $ (995)
                                      ======     ======     ======      ======

Comparison of the Three Months Ended May 31, 1999 to the Three Months Ended May 31, 1998

	Net Sales for the quarter ended May 31 decreased $542,000 or 34.6% from $1,568,000 in 1998 to $1,026,000 in 1999. This decrease is primarily the result of the timing of the Company's back to school orders for 1998 and 1999 and a reduction in the sales for Nasco Products International, Inc. The Company began shipments of the back to school orders for 1998 during May of 1998. These same orders for 1999 were not shipped until June of 1999 due to delays in the goods imported from the orient. The Nasco Products International, Inc. sales are reduced from the previous year due to the Company's German distributor going out of business. Nasco Products International, Inc has subsequently hired a new German distributor.

The gross margin percentage increased eight percentage points from 35.8% in 1998 to 43.9% in 1999 due primarily to improved purchasing of raw materials for the Company's craft line and efficiencies generated in production. The production efficiencies are in large part due to the movement of the production facility to Knoxville, Tennessee.

Selling, General and Administrative costs remained largely unchanged from the second quarter of 1998 to the second quarter of 1999.

Depreciation and Amortization expenses decreased $32,000 or 36.2% from the second quarter of 1998 to the second quarter of 1999 due to the lack of significant purchases of fixed assets during 1998 and 1999. Depreciation expense should slowly decrease over time as the Company's equipment continues to age.

Interest expense for the three months ended May 31, 1998 and 1999 was essentially unchanged due to the lack of significant changes in financing from 1998 to 1999.

Other Income increased $65,000 from the three month period ended May 31, 1998 to the three month period ended May 31, 1999. This increase is primarily the result of adjustments to state income and federal payroll taxes payable during the second quarter of 1999. The accruals were adjusted to actual after the returns were prepared.

Comparison of the Six Months Ended May 31, 1999 to the Six Months Ended May 31, 1998

Net Sales for the six months ended May 31 decreased $1,437,000 or 40.7% from $3,528,000 in 1998 to $2,091,000 in 1999. This decrease is primarily the result of a large order for Nasco Products International, Inc. during the first quarter of 1998 that was not duplicated for 1999 and the timing of the back to school shipments noted above. The Nasco Products International order was not duplicated in 1999 due to a change in the Company's German distributor. The previous distributor went out of business during 1999. Nasco Products International, Inc has subsequently replaced the failed German distributor.

The gross margin percentage remained unchanged from the six months ended
May 31, 1998 to the six months ended May 31, 1999. Increases in the gross margin due to efficiencies generated in the move of the production facility to Knoxville, Tennessee and improved purchasing of raw materials for the craft line were offset by a large close-out order that was placed during the first quarter of 1999.

Selling, General and Administrative costs decreased $121,000 or 6.7% from 1998 to 1999 due to decreased royalties from the reduced sales to Nasco Products International Inc. and cost reductions resulting from the move of the corporate office and the Innovo, Inc. manufacturing facility to Knoxville, Tennessee during December 1999.

Depreciation and Amortization expenses decreased $63,000 or 34.4% from the six months ended May 31, 1998 to the six months ended May 31, 1999 due to the lack of significant purchases of fixed assets during 1998 and 1999.
Depreciation expense should slowly decrease over time as the Company's equipment continues to age.

Interest expense for the six months ended May 31, 1998 and 1999 was essentially unchanged due to the lack of significant changes in financing from 1998 to 1999.

Other Income increased $91,000 from the six month period ended May 31, 1998 to the six month period ended May 31, 1999. This increase is primarily the result of adjustments to state income and federal payroll taxes payable during the second quarter of 1999. The accruals were adjusted to actual after the returns were prepared.

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

Cash flows from operations were a negative $1,936,000 for the six months ended May 31, 1999. The primary reasons were a net loss from continuing operations of $1,098,000, a reduction in accrued expenses of $234,000 and an increase in inventory of $745,000. The purchase of materials to satisfy the back to school orders generated the increase in inventory. The materials purchased will be shipped out during the third quarter of 1999.

The Company anticipates improved financial performance for the remainder of fiscal year 1999 due to additional product lines and an improved marketing effort.

The Company's principal credit facility for working capital is its December 1997 factoring agreement with First American National Bank ("First American"). Under this facility, First American advances up to 90% of approved invoices. There is no established limit on the facility. First American charges Innovo 1% for the first 15 days an invoice is outstanding and .05% per day thereafter until paid, up to a maximum of 6%. The facility is secured by a first position on accounts receivable and inventory and personal guarantees of certain members of the Board of Directors and management. Prior to the agreement with First American, the Company factored its receivables with another lender. The facility can be terminated upon thirty days written notice by either party.

	In connection with the Company's discontinuance of its apparel manufacturing operations it disposed of its former Thimble Square operations and its assets. On December 10, 1998, the Company completed the sale of Thimble Square's Pembroke facility from which it realized net proceeds of approximately $176,000 which together with available cash was used to pay a $179,000 long-term mortgage and a $126,000 short term note.

In December 1997, the Company had negotiated a line of credit at First Independent Bank for $350,000 collateralized by equipment and the guarantees of certain officers. A total of $349,000 had been drawn under this facility which matured on December 30, 1998. In February 1999, the bank renewed the facility extending its due date to February 27, 2000.

During the first six months of 1999, the Company received $1,192,750 for the issuance of 821,000 shares of Common Stock. Of the shares sold, 200,000 shares were sold to officers of the Company. These shares totaled $350,000. In addition to the 821,000 shares sold during the first six months, 90,919 shares were issued for services rendered. These shares were valued at $155,638.

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

The Company has assessed the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor with experience in analyzing and addressing Year 2000 issues, from whom the Company purchased $10,000 of computer equipment. The Company has also retained an additional independent consultant to assist in the conversion of the Company's existing operating system to a Year 2000 compliant platform. The other software used by the Company, billing, inventory control, job costing and other accounting functions is currently Year 2000 compliant.

The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is currently finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identity and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company expects to have substantially completed its evaluation during the third quarter of fiscal 1999; however, there can be no assurances that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition. In the event that completion of the Company's Year 2000 evaluation of its vendors and customers is not assured by the end of 1999, the Company intends to determine appropriate contingency plans.

As of July 6, 1999 the Company had incurred approximately $20,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue, which are not currently expected to exceed $20,000, will not be material to the Company's business, operations or financial condition. All other efforts to date with respect to Year 2000 compliance issues have involved the time of existing personnel with no identifiable additional cost to the Company. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

Forward-Looking Statements

This report contains some forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties including, without limitation, continued acceptance of the Company's product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required. These forward-looking statements can generally be identified by the use of forward-looking words like "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe" or other similar words. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	Reference is hereby made to Part I, Item 3 of the Company's Annual Report filed on Form 10-K for the year ended November 30, 1998, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

	During the six months ended May 31, 1999, the Company issued 911,919 shares of the company in consideration of $1,348,388.  These shares were issued for a combination of cash and a reduction of liabilities.

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

INNOVO GROUP INC.


By:\s\ Samuel J. Furrow
   ________________________
   Samuel J. Furrow
   Chairman of the Board and Chief Executive Officer

July 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                        Date
----------------------------                          -------------

/s/Samuel J. Furrow   Chief Executive Officer		       July 14, 1999
--------------------
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director



/s/Bradley T. White    Chief Financial Officer	       	July 14, 1999
--------------------
Bradley T. White
Treasurer

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[ARTICLE]                           5
[MULTIPLIER]                        1,000

[PERIOD-TYPE]                       3-MOS                  6-MOS
[FISCAL-YEAR-END]                   NOV-30-1999            NOV-30-1999
[PERIOD-END]                        MAY-31-1999            MAY-31-1999
[CASH]                                        0                      0
[SECURITIES]                                  0                      0
[RECEIVABLES]                               755                    755
[ALLOWANCES]                                 66                     66
[INVENTORY]                                1846                   1846
[CURRENT-ASSETS]                           2853                   2853
[PP&E]                                     6040                   6040
[DEPRECIATION]                             2198                   2198
[TOTAL-ASSETS]                             6822                   6822
[CURRENT-LIABILITIES]                      2614                   2614
[BONDS]                                    3039                   3039
[PREFERRED-MANDATORY]                         0                      0
[PREFERRED]                                   0                      0
[COMMON]                                    629                    629
[OTHER-SE]                                 1383                   1383
[TOTAL-LIABILITY-AND-EQUITY]               6822                   6822
[SALES]                                    1026                   2091
[TOTAL-REVENUES]                           1026                   2091
[CGS]                                       576                   1315
[TOTAL-COSTS]                               576                   1315
[OTHER-EXPENSES]                            921                   1767
[LOSS-PROVISION]                             12                     29
[INTEREST-EXPENSE]                          101                    192
[INCOME-PRETAX]                            (507)                 (1098)
[INCOME-TAX]                                  0                      0
[INCOME-CONTINUING]                        (507)                 (1098)
[DISCONTINUED]                               80                     39
[EXTRAORDINARY]                               0                      0
[CHANGES]                                     0                      0
[NET-INCOME]                               (427)                 (1059)
[EPS-BASIC]                             (0.07)                 (0.22)
[EPS-DILUTED]                             (0.07)                 (0.22)
