Form 10-Q
period 1999-08-31
INNOVO GROUP INC
filed 1999-10-14
CIK 844143

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

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

As of September 28, 1999, 6,299,032 shares of common stock were outstanding.



                      PART 1  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of August 31, 1999 and
         November 30, 1998                                                 3
Condensed Consolidated Statements of Operations for the three months
         ended August 31, 1999 and 1998                                    4
Condensed Consolidated Statements of Operations for the nine months
         ended August 31, 1999 and 1998                                    5
Condensed Consolidated Statements of Cash Flows for the nine months
         ended August 31, 1999 and 1998                                    6
Notes to Consolidated Financial Statements                                 7 - 9




                   INNOVO GROUP INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                    (000's except for share data)

                                                  8/31/99         11/30/98
                                                -----------       ----------
                                                (unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $        86       $    1,078
   Accounts receivable net of allowance               5,673              708
   Inventories, net                                   1,595            1,101
   Prepaid expenses                                     384              267
                                                      -----            -----
   TOTAL CURRENT ASSETS                               7,738            3,154


PROPERTY, PLANT and EQUIPMENT, net                    3,739            4,037
OTHER ASSETS                                            105               41
                                                     ------            -----
TOTAL ASSETS                                    $    11,582       $    7,232
                                                     ======            =====

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                $     2,928       $      914
   Current maturities of long-term debt                 256              270
   Accounts payable                                   1,813            1,139
   Accrued expenses                                   1,522              906
                                                      -----            -----
   TOTAL CURRENT LIABILITIES                          6,519            3,229

LONG-TERM DEBT, less current maturities               2,003            2,234
OTHER                                                     5               47
                                                      -----            -----
TOTAL LIABILITIES                                     8,527            5,510
                                                      -----            -----
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $0.10 par - shares
     Authorized 15,000,000
     Issued 6,299,032 in 1999, 5,387,113 in 1998        629              538
   Additional paid-in capital                        31,540           30,282
   Promissory note - officer                           (703)            (703)
   Deficit                                          (25,985)         (25,969)
   Treasury stock                                    (2,426)          (2,426)
                                                    -------          -------
TOTAL STOCKHOLDERS' EQUITY                            3,055            1,722
                                                    -------          -------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY      $    11,582       $    7,232
                                                    =======          =======

See accompanying notes to consolidated condensed financial statements




                  INNOVO GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (000's except per share data)
                             (unaudited)

                                                       Three Months Ended
                                                       8/31/99    8/31/98
                                                       -------    -------
NET SALES                                              $7,389     $2,294
COST OF GOODS SOLD                                      4,130      1,346
                                                        -----      -----
   Gross profit                                         3,259        948

OPERATING EXPENSES
   Selling, general and administrative                  2,011      1,019
   Depreciation and amortization                           62         66
                                                        -----      -----
                                                        2,073      1,085

INCOME (LOSS) FROM OPERATIONS                           1,186       (137)

INTEREST EXPENSE                                         (139)      (139)
OTHER INCOME (EXPENSE), net                                35         94
                                                        -----      -----

INCOME (LOSS) BEFORE INCOME TAXES                       1,082       (182)

INCOME TAXES (BENEFIT)                                     --         --
                                                        -----      -----

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                           1,082       (182)

DISCONTINUED OPERATIONS
   Results from Thimble Square operations                 (40)      (133)
   Loss on Disposal of Thimble Square                      --     (1,122)
                                                        -----      -----

NET INCOME (LOSS)                                      $1,042    $(1,437)
                                                        -----      -----
                                                        -----      -----
INCOME (LOSS) PER SHARE:
   Continuing operations                                $0.17     $(0.04)
   Discontinued operations                             $(0.01)    $(0.28)
   Net income (loss)                                    $0.17     $(0.32)

WEIGHTED AVERAGE SHARES OUTSTANDING                     6,299      4,476

See accompanying notes to consolidated condensed financial statements


                    INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (000's except per share data)
                               (unaudited)

                                                        Nine Months Ended
                                                        8/31/99   8/31/98
                                                        ------    ------
NET SALES                                               $9,481    $5,822
COST OF GOODS SOLD                                       5,445     3,542
                                                         -----     -----
   Gross profit                                          4,036     2,280

OPERATING EXPENSES
   Selling, general and administrative                   3,682     2,857
   Depreciation and amortization                           185       208
                                                         -----     -----
                                                         3,867     3,065

INCOME (LOSS) FROM OPERATIONS                              169      (785)

INTEREST EXPENSE                                          (332)     (324)
OTHER INCOME (EXPENSE), net                                148       117
                                                         -----     -----

LOSS BEFORE INCOME TAXES                                   (15)     (992)

INCOME TAXES (BENEFIT)                                      --        --
                                                         -----     -----
LOSS FROM CONTINUING
 OPERATIONS                                                (15)     (992)

DISCONTINUED OPERATIONS
   Results from Thimble Square operations                   (1)     (318)
   Loss on Disposal of Thimble Square                       --    (1,122)
                                                         -----     -----
NET LOSS                                               $   (16)  $(2,432)
                                                         =====    =======
LOSS PER SHARE:
   Continuing operations                                $(0.00)   $(0.22)
   Discontinued operations                              $(0.00)   $(0.32)
   Net loss                                             $(0.00)   $(0.54)

WEIGHTED AVERAGE SHARES OUTSTANDING                      5,879     4,470

See accompanying notes to consolidated condensed financial statements



                     INNOVO GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (000's except per share data)
                               (unaudited)

                                                        Nine Months Ended
                                                        8/31/99   8/31/98
                                                        -------   -------
CASH FLOWS FROM OPERATING  ACTIVITIES
   Operating Activities of Discontinued Operations      $   (11)  $   294
   Operating Activities of Continuing Operations         (3,987)   (1,876)
                                                          -----     -----
Cash Used by Operating Activities                        (3,998)   (1,582)
                                                          -----     -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Dispositions of Property, Plant & Equipment              176       - -
   Capital Expenditures                                    (132)      (52)
                                                          -----     -----
Cash Provided (Used) by Investing Activities                 44       (52)
                                                          -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to Notes Payable                             2,206     2,285
   Repayments on Notes Payable                             (192)     (885)
   Repayments of Long-Term Debt                            (245)     (189)
   Additions to Long-Term Debt                              - -       650
   Proceeds from Issuance of Common Stock                 1,193        10
                                                          -----     -----
Cash Provided by Financing Activities                     2,962     1,871
                                                          -----     -----

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                               (992)      237

CASH AND CASH EQUIVALENTS, at beginning of period         1,078       469
                                                          -----     -----

CASH AND CASH EQUIVALENTS, at end of period              $   86    $  706
                                                          =====     =====

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

Inventories consisted of the following:

             		                               August 31,          November 30,
                                          			    1999                1998
                                              ---------           -----------
                                                (000's)             (000's)

Finished goods                                $    317            $    766
Work-in-process                                     18                  18
Raw materials                                    1,364                 353
                                                 -----               -----
                                                 1,699               1,137
Less inventory reserve                            (104)                (36)
                                                 -----               -----
                                              $  1,595            $  1,101
                                                 -----               -----

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                              August 31,          November 30,
                                                1999                  1998
                                              ---------           -----------
                                               (000's)               (000's)

Accounts receivable factoring facility        $ 2,579             $   439
Bank credit facility                              349                 349
Other                                             - -                 126
                                                -----               -----
                                              $ 2,928             $   914

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

On June 22, 1999 the Company signed a short term promissory note to an officer of the Company for $192,000. This note bore interest at 8.5% and expired on August 31, 1999. The proceeds from this note were used to purchase goods from the Orient to fill orders that were currently placed with the Company. This note was repaid during the third quarter.

On July 20, 1999 the Company signed an accounts receivable factoring facility with Riviera Finance. This agreement provides financing for invoices not factored by the Company's existing factoring agreement with First American National Bank. The agreement with Riviera Finance provides for factoring on 75% of the qualified receivables up to $1,000,000. This agreement calls for a 1% fee on every invoice funded in addition to a 2% monthly fee based on the average daily account balance. This agreement has a minimum monthly fee of 0.5% of the account limit. This agreement expires on July 19, 2000.

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                             August 31,        November 30,
                                                1999               1998
                                             ---------         -----------
                                              (000'S)            (000'S)

First mortgage loan                          $   710           $  754

Non-recourse first mortgage on
 Florida property                                714              727

Thimble Square SBA loan                         -  -              179

Capital lease obligation                         185              194

Bank promissory note secured by receivable
 from an officer of the Company                  650              650
                                               -----            -----
Total long-term debt                           2,259            2,504

Less current maturities                         (256)            (270)
                                               -----            -----
                                              $2,003          $ 2,234

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

NOTE 6 - SUBSEQUENT EVENTS

On September 2, 1999, the Company settled a lawsuit with a vendor for $20,000. The lawsuit stated that the Company breached a contract to purchased goods valued at $15,000 per month. The original judgment in this case was $119,372.

On September 3, 1999, the Company issued a non-qualified option to purchase 7,500 shares of common stock at $2.00 per share to an employee. This option expires on September 3, 2001 and calls for a vesting period of six months from the date of issuance. This option may only be exercised upon written notification to the Company of the shares exercised.

During October 1999, the Company entered into a tentative agreement with Pannoy Enterprises Corporation ("Pannoy") for a $200,000 settlement of a suit brought against Nasco Products, Inc. (NASCO Products) in May of 1996. That suit
(Pannoy Enterprises Corporation v. NASCO Products, Inc., Case No. 12948, in the Chancery Court for Robertson County, Tennessee) stated that Pannoy, a foreign manufacturer that had previously supplied imported products to NASCO Products, was owed approximately $470,000. The Company contended that NASCO Products and the supplier had previously reached an agreement on the balance owed, as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases by NASCO Products. The Company denied the supplier's claims, and asserted affirmative defenses, including the supplier's late shipment of the original products, the supplier's refusal to accept and fill NASCO Products' orders on agreed terms, and the supplier's agreement to a lesser balance owed and a payment arrangement. NASCO Products sold its operations in July 1995, and has no ongoing business operations. As of August 31, 1999, the Company had accrued $170,000 for the settlement of this suit. The adjustment of the balance paid will be made in the fourth quarter of 1999.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	The following table sets forth the Statement of Operations for the three months and nine months ended August 31, 1999 and 1998.

                                   Three Months Ended          Nine Months Ended
                                 8/31/99    8/31/98          8/31/99   8/31/98
                                  ------     ------           ------    ------
Net Sales                         $7,389     $2,294           $9,481    $5,822
Costs of Goods Sold                4,130      1,346            5,445     3,542
                                   -----      -----            -----     -----
Gross Profit                       3,259        948            4,036     2,280

Selling, General & Administrative  2,011      1,019            3,682     2,857
Depreciation & Amortization           62         66              185       208
                                   -----      -----            -----     -----
Income (Loss) from Operations      1,186       (137)             169      (785)

Interest Expense                    (139)      (139)            (332)     (324)
Other Income (Expense)                35         94              148       117
                                   -----      -----            -----     -----

Income (Loss) Before Income Taxes  1,082       (182)             (15)     (992)
Income Taxes                          --         --               --        --
Income (Loss) from Continuing
 Operations                        1,082       (182)             (15)     (992)
                                   -----      -----            -----     -----
Discontinued Operations              (40)    (1,255)              (1)   (1,440)
                                   -----      -----            -----     -----
Net Income (Loss)                 $1,042    $(1,437)          $  (16)  $(2,432)
                                  ======    ========          =======  ========

Comparison of the Three Months Ended August 31, 1999 to the Three Months Ended August 31, 1998

Net Sales for the quarter ended August 31 increased $5,095,000 or 222.1% from $2,294,000 in 1998 to $7,389,000 in 1999. This increase in sales was primarily caused by a $2,500,000 promotional order from a national car rental company, the increased demand of the company's clear backpacks and sports bags and the timing of the company's back to school sales.

The company's clear line of backpacks and sports bags added approximately $1,700,000 in revenue during the third quarter of 1999.

Historically, the company ships back to school orders from May to August. During 1999, the back to school products were delayed in their arrival from the Orient until late May and early June. Due to the late arrival, the back to school orders were shipped during the third quarter.

The gross margin percentage increased approximately three percentage points from 41.3% in 1998 to 44.1% in 1999 due primarily to improved sourcing of finished goods from the Orient.

Selling, General and Administrative costs increased by $992,000 from the third quarter of 1998 to the third quarter of 1999. This increase is the result of commissions and royalties associated with the increase in sales.

Depreciation and Amortization expenses remained largely unchanged due to the lack of equipment purchases during 1998 and 1999.

Interest expense for the three months ended August 31, 1998 and 1999 was essentially unchanged due to the lack of significant changes in financing from 1998 to 1999.

Other Income decreased $59,000 from the three month period ended August 31, 1998 to the three month period ended August 31, 1999. This decrease was caused by a reduction of royalty income from Licenses that were sold in 1994.

Comparison of the Nine Months Ended August 31, 1999 to the Nine Months Ended August 31, 1998

Net Sales for the nine months ended August 31 increased $3,659,000  from
$5,822,000 in 1998 to $9,481,000 in 1999.   This increase is the direct result
of a $2,500,000 sale to a national car rental company and the popularity of the company's clear backpack and sports bags.

The company's gross margin percentage increased approximately three basis points from the nine months ended August 31, 1998 to August 31, 1999. This increase resulted from improved purchasing from the Orient for the back to school buying season.

Selling, General and Administrative costs increased by $825,000 or 28.9% from 1998 to 1999 due to increased royalties and commissions from the increased sales and the additional freight costs incurred in importing product from the Orient.

Depreciation and Amortization expenses decreased $23,000 or 11.1% from the nine months ended August 31, 1998 to the nine months ended August 31, 1999 due to the lack of significant purchases of fixed assets during 1998 and 1999.
Depreciation expense should slowly decrease over time as the Company's equipment continues to age.

Interest expense for the nine months ended August 31, 1998 and 1999 was essentially unchanged due to the lack of significant changes in financing from 1998 to 1999.

Other Income increased $31,000 from the nine month period ended August 31, 1998 to the nine month period ended August 31, 1999. This increase is primarily the result of adjustments to state income and federal payroll taxes payable during the second quarter of 1999. The accruals were adjusted to actual after the returns were prepared. The tax adjustments were offset by a reduction in the royalty receipts from licenses that were sold in 1994.

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

Cash flows from operations were a negative $3,998,000 for the nine months ended August 31, 1999. The primary reasons for the negative cash flow was the $16,000 of net loss recorded for the nine months ended August 31, 1999 and increases in accounts receivable (4,965,000), inventory (494,000) and prepaid expenses (117,000). The increased assets were offset by increases in accounts payable (766,000) and accrued liabilities (616,000).

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

On July 20, 1999 the Company signed an accounts receivable factoring facility with Riviera Finance. This agreement was signed to provide financing for invoices not factored by the company's existing factoring agreement with First American National Bank. The agreement with Riviera Finance provides for factoring on 75% of the qualified receivables up to $1,000,000. This agreement calls for a 1% fee on every invoice funded in addition to a 2% monthly fee based on the average daily account balance. This agreement has a minimum monthly fee of 0.5% of the account limit. This agreement expires on July 19, 2000.

In connection with the Company's discontinuance of its apparel manufacturing operations the Company disposed of its former Thimble Square operations and its assets. On December 10, 1998, the Company completed the sale of Thimble Square's Pembroke facility from which it realized net proceeds of approximately $176,000 which together with available cash was used to pay a $179,000 long-term mortgage and a $126,000 short term note. The remaining facility of the Thimble Square operation in Baxley, Georgia was leased to an apparel manufacturing company during the first half of the year. This building has subsequently become vacant again and the Company is in the process of determining the proper course of action in regards to the property. The continuing losses in discontinued operations on the statement of operations for the third quarter represents the depreciation and other expenses on this building and other assets.

In December 1997, the Company had negotiated a line of credit at First Independent Bank for $350,000 collateralized by equipment and the guarantees of certain officers. A total of $349,000 had been drawn under this facility which matured on December 30, 1998. In February 1999, the bank renewed the facility extending its due date to February 27, 2000.

During the first nine months ended August 31, 1999, the Company received $1,192,750 for the issuance of 821,000 shares of Common Stock. Of the shares sold, 200,000 shares were sold to officers of the Company. These shares totaled $350,000. In addition to the 821,000 shares sold , 90,919 shares were issued for services rendered. These shares were valued at $155,638.

Based on the foregoing, the Company believes that working capital will be sufficient to fund operations and required debt reductions during the remainder of fiscal 1999. The Company believes that any additional capital, to the extend needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

The Company's business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with the Company's second and third fiscal quarters and the Company's cash flow is strongest in its third and fourth fiscal quarters. Due to the seasonality of the business, the third quarter results are not necessarily indicative of the results for the fourth quarter.

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

The Company has assessed the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor with experience in analyzing and addressing Year 2000 issues, from whom the Company purchased $10,000 of computer equipment. The Company has also retained an additional independent consultant to assist in the conversion of the Company's existing operating and accounting systems to a Year 2000 compliant platform.

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

As of August 31, 1999 the Company had incurred approximately $25,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue, which are not currently expected to exceed $50,000, will not be material to the Company's business, operations or financial condition. All other efforts to date with respect to Year 2000 compliance issues have involved the time of existing personnel with no identifiable additional cost to the Company. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

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

During the third quarter of 1999, the Company was notified of an adverse ruling in the case of Wayne Copelin v. Innovo Group, Inc., et al. Due to the judgment the Company was required to book a $100,000 liability during the third quarter to record this judgment.

On Setpember 2, 1999, the Company settled a lawsuit with a vendor for $20,000. The lawsuit stated that the Company breached a contract to purchase goods valued at $15,000 per month. The original judgment in this case was $119,372.

During October 1999, the Company entered into a tentative agreement with Pannoy Enterprises Corporation ("Pannoy") for a $200,000 settlement of a suit brought against Nasco Products, Inc. (NASCO Products) in May of 1996. That suit
(Pannoy Enterprises Corporation v. NASCO Products, Inc., Case No. 12948, in the Chancery Court for Robertson County, Tennessee) stated that Pannoy, a foreign manufacturer that had previously supplied imported products to NASCO Products, was owed approximately $470,000. The Company contended that NASCO Products and the supplier had previously reached an agreement on the balance owed, as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases by NP International. The
Company denied the supplier's claims, and asserted affirmative defenses, including the supplier's late shipment of the original products, the supplier's refusal to accept and fill NP International's orders on agreed terms, and the supplier's agreement to a lesser balance owed and a payment arrangement. NP International sold its operations in July 1995, and has no ongoing business operations. As of August 31, 1999, the Company had accrued $170,000 for the settlement of this suit. The adjustment of the balance paid will be made in the fourth quarter of 1999.

ITEM 2. CHANGES IN SECURITIES

	During the nine months ended August 31, 1999, the Company issued 911,919 shares of the company in consideration of $1,348,388.  These shares were issued for a combination of cash ($1,192,750) and a reduction of liabilities ($155,638).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

ITEM 5. OTHER INFORMATION

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

                                     INNOVO GROUP INC.


                                     By:  /s/ Samuel J. Furrow
                                          --------------------
                                          Samuel J. Furrow
                                          Chairman of the Board and
                                          Chief Executive Officer

October 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                             Date


/s/ Samuel J. Furrow     Chief Executive Officer		              October 14, 1999
--------------------
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director


/s/ Bradley T. White     Chief Financial Officer		              October 14, 1999
--------------------
Bradley T. White
Controller



[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   9-MOS
[FISCAL-YEAR-END]                          NOV-30-1999             NOV-30-1999
[PERIOD-END]                               AUG-31-1999             AUG-31-1999
[CASH]                                           86000                   86000
[SECURITIES]                                         0                       0
[RECEIVABLES]                                  5806000                 5806000
[ALLOWANCES]                                  (133000)                (133000)
[INVENTORY]                                    1595000                 1595000
[CURRENT-ASSETS]                               7738000                 7738000
[PP&E]                                         6040000                 6040000
[DEPRECIATION]                               (2301000)               (2301000)
[TOTAL-ASSETS]                                11582000                11582000
[CURRENT-LIABILITIES]                          6263000                 6263000
[BONDS]                                        2259000                 2259000
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                        629000                  629000
[OTHER-SE]                                     2426000                 2426000
[TOTAL-LIABILITY-AND-EQUITY]                  11582000                11582000
[SALES]                                        7389000                 9481000
[TOTAL-REVENUES]                               7389000                 9481000
[CGS]                                          4130000                 5445000
[TOTAL-COSTS]                                  4130000                 5445000
[OTHER-EXPENSES]                               2007000                 3772000
[LOSS-PROVISION]                                 66000                   95000
[INTEREST-EXPENSE]                              139000                  332000
[INCOME-PRETAX]                                1082000                 (15000)
[INCOME-TAX]                                         0                       0
[INCOME-CONTINUING]                            1082000                 (15000)
[DISCONTINUED]                                 (40000)                  (1000)
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   1042000                 (16000)
[EPS-BASIC]                                     0.17                     0.0
[EPS-DILUTED]                                     0.17                     0.0