Form 10-K/A
period 1999-11-30
INNOVO GROUP INC
filed 2000-03-14
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

      (Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended November 30, 1999
OR

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

Registrant's telephone number, including area code: (865) 546-1110

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 8, 2000, 6,922,761 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.0 million at the close of business on March 8, 2000.

Documents incorporated by reference:

Registrant's definitive Proxy Statement for its 2000 Annual
Meeting of Stockholders to be filed with the Commission within 120 days of November 30, 1999 is incorporated by reference into Part
III of this Report.


INNOVO GROUP INC.
FORM 10-K
TABLE OF CONTENTS



PART I		Page

Item 1.		Business
Item 2.		Properties
Item 3.		Legal Proceedings
Item 4.		Submission of Matters to a Vote of Security Holders

PART II

Item 5.		Market for the Company's Common Equity and Related Stockholder Matters
Item 6.		Selected Consolidated Financial Data
Item 7.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8.		Financial Statements and Supplementary Data
Item 9.		Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

PART I

ITEM 1.  BUSINESS

Introduction

Innovo Group Inc. ("Innovo Group"), operating through its wholly-owned subsidiaries (which, collectively with Innovo Group are referred to as the "Company"), designs, imports, manufactures and domestically markets and distributes various cut and sewn canvas and nylon consumer products, such as tote bags and insulated lunch bags and coolers, along with aprons and vests, for sale in the premium and advertising specialty market and to retailers including Wal-Mart, K-Mart, Michael's, Hobby Lobby, Dollar General, Goody's and Joanne's. The Company internationally markets and distributes sport bags, backpacks waistpacks and other stationary bags. Many of the Company's products include licensed NFL, NBA, NHL, Major League Baseball, collegiate teams and NASCAR drivers, custom artwork and other artwork designed in house. The Company's overseas products also include bags utilizing the characters of Walt Disney Co. and Warner Bros. Looney Tunes and the new NFL European football teams under a new license with NFL Europe. From April 1996 through September 1998, the Company also manufactured and domestically marketed ladies ready-to-wear, at-home sleep and lounge wear for sale to retailers and through mail order distribution.

The Company's operations are classified into the industry segment, "Canvas and Nylon Consumer Products". See Note 11 of Notes to Consolidated Financial Statements for financial information on discontinued industry segments.

The principal executive offices of the Company are located at 1808 North Cherry Street, Knoxville, Tennessee 37917. Its telephone number is (865) 546-1110.

Principal Operating Subsidiaries

The Company's continuing operations are currently conducted primarily through two wholly owned subsidiaries:

Innovo, Inc. ("Innovo") designs, imports, markets and distributes cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets. A portion of Innovo's products are domestically manufactured at facilities owned or leased by the Company, although an increasing number of products are obtained from foreign suppliers primarily located in the Orient.

NASCO Products International, Inc. ("NP International") markets and distributes overseas, principally in Europe, products similar to some of those marketed domestically by Innovo, as well as licensed sports bags and backpacks, which the Company generally obtains from foreign suppliers.

Products

Domestic Product Lines. Innovo designs, imports, manufactures, markets and distributes a wide variety of cut and sewn canvas, denim and nylon consumer products in the United States. Following are the principal products that Innovo manufactures and distributes in the United States to the fashion, craft and licensed product markets:


	Fashion                 	Craft                 	Licensed
	tote bags             	tote bags         	travel and tote bags
	beach bags        	aprons and smocks          	waist packs
	duffel bags             banners                	duffel bags
   aprons                 vests	          stadium totes/cushions
   smocks         	Christmas stockings     	insulated lunch bags
                                             	and soft coolers
                                                 	backpacks
                                                  	aprons

Product Design. Innovo develops the designs and artwork for all products in-house. Innovo manufactures its craft market products without artwork to be sold (sometimes packaged with paints or other supplies) for finishing by retail craft customers.
Innovo's licensed products are produced with the logos or other designs licensed from the four major professional sports leagues and colleges. Beginning in September 1998, the Company added a licensed NASCAR driver product line and during the second quarter of 1999, the Company added a license for Garfield. See "Licensing Agreements" below.

International Product Lines. NP International designs and distributes licensed sports products internationally, principally in Europe, to distributors that in turn sell to sporting goods, department and mass merchandise chains, hypermarkets, through mail order and to grocery and drug store chains. Its line of products consists of a variety of insulated soft lunch bags and coolers, backpacks and sport, gym, equipment and duffel bags. NP International's products are generally imprinted or embroidered with logos licensed from the four major professional sports leagues, colleges and the characters licensed from Walt Disney and Warner Bros. Sales to foreign customers, principally in Europe, accounted for 6.3%, 21.2% and 19.4% of net sales in fiscal 1999, 1998 and 1997 respectively.

Premium Sales Market. Innovo also markets each of its products through a sales rep force to its nonretail customers.
Those products include the customer's logo, design or slogan for use in connection with a customer or employee promotion or as a premium sale item.

Licensing Agreements

The Company's sports-licensed, Walt Disney Co. and Warner
Bros. Studios Looney Tunes products display logos, insignia, names, slogans or cartoon characters licensed from the various licensors.
 Innovo and NP International hold licenses for the use of the logos and names of the teams of the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, NFL Europe and over 130 colleges on various products. For the year ended November 30, 1999, the sale of licensed products represented 46.2% of the Company's net sales.

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

During 1999, the Company obtained a license from Paws, Inc to produce backpacks, sportsbags and other items with the image of Garfield.

The following sets forth certain information concerning the license agreements currently held by the Company.

Licensor		       	     Types of Products	                		Geographical Areas

National Basketball		  Tote, lunch, shoe and laundry bags; United States;
Association		         	stadium seat cushions.          				European Union ("EU")
                 		  		Coolers, garment bags, backpacks, 		United Kingdom ("UK")
                   				sportbags and waistpacks.

Major League Baseball		Tote, lunch, shoe and laundry bags, United States; UK;
				                   stadium seat cushions.		          		EU
                   				Sport bags and backpacks.

National Football     	Tote, lunch, shoe and laundry bags  United States; UK;
League     				        stadium seat cushions.		          		EU
                   				Sports bags and backpacks.

National Hockey       	Tote, lunch, shoe and laundry bags, United States; UK;
				                   stadium seat cushions.		          		EU
                       Sports bags and backpacks.

Colleges/logos of			   Tote, lunch, shoe and laundry bags; United States
approximately 130      stadium seat cushions; sports
colleges               bags and backpacks.

Walt Disney/Walt	      Tote, sport, gym and other bags;    EU
Disney characters      backpacks; waistpacks; wallets
                       and other stationary	bags

Warner Bros			         Tote, sport, gym and other bags;    EU
                       backpacks;	waistpacks.

Fan FuelerTM        			Seat cushions; soft lunch bags and  United States; EU
                       coolers waist packs; tote bags and
                       backpacks.

Paws, Inc (Garfield)   Backpacks, sports bags, tote bags,  United States
                       lunch bags, seat cushions and waist
                       packs

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

Typically, a license agreement is effective for a one or two-year term for the use of particular characters or designs of the licensor on some or all of the Company's products. A royalty is paid to the licensor that is usually a percentage of net sales, with a minimum annual guarantee for the license period. The royalty rates range from 7% to 17% and the minimum annual guarantees range from $5,000 to $40,000. Some license agreements grant the licensor broad termination rights, and most of the license agreements grant the licensor the right to terminate the license in the event minimum sales targets are not reached, if the Company does not diligently market the licensed products, or for the breach of any material term of the license agreement by the Company. The Company believes that it is in substantial compliance with the terms of all material licenses.

The expiration dates of most of the current license agreements range from 2000 to 2002. Generally, the renewal provisions of the license agreements provide that the licensee may, at its option, renew the license for an additional one- or two-year term, provided certain conditions are satisfied. Historically, licenses have been terminated by the Company due to decreased sales or popularity, rather than by the licensors, and to date the Company has generally been able to obtain the renewal of licenses it wished to continue.
 The Company believes that it will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license.

Company History

Innovo began operations in April 1987. In August 1990, Innovo merged into Elorac Corporation, a so called "blank check" company that changed its name to "Innovo Group Inc." pursuant to the merger.
 In fiscal 1991, the Company created a subsidiary called Nasco Products, Inc that acquired certain assets of a division of NASCO, Inc., a manufacturer, importer and distributor of sports-licensed sports bags, backpacks and other sporting goods that had its headquarters approximately 30 miles north of Nashville in Springfield, Tennessee.

Subsequent to the asset purchase, a subsidiary of Innovo Group
Inc merged with NASCO, Inc.. NASCO, Inc., which was subsequently renamed "Spirco", was also engaged in the marketing of fundraising programs to school and youth organizations. The fundraising programs involved the sale of magazines, gift wraps, food items and seasonal gift items. Effective April 30, 1993, the Company sold Spirco's youth and school fundraising business. Its business of importing and distributing sports-licensed products was retained by NASCO Products, Inc. ("NASCO Products"), a wholly-owned subsidiary.

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

During 1999, Confident Colors defaulted on its lease with the Company and vacated the remaining Baxley facility. Due to the inability to find a tenant for this facility, the Company decided to terminate its lease for the facility. In the circumstance, the leaseholder (lessor) agreed to terminate both the lease agreement and sublease agreement, effective November, 1999, without penalty. This termination necessitated the write off of the remaining net book value of the capitalized lease (asset) and the removal of the remaining capitalized lease obligation (liability) resulting in a net charge to operations of $293,000. See "Item 2 Properties".

During November and December, 1998, the Company moved its headquarters and manufacturing and distribution facilities to a 78,000 square foot facility located in Knoxville, Tennessee. The Knoxville facility provides approximately 65,000 square feet for manufacturing and distribution operations, as well as approximately 13,000 square feet of office spaces. See "Item 2 Properties".

Summary of Significant 1999 Developments

During the first and second quarters of 1999, the Company sold 571,000 shares of stock in a private placement for cash in the amount of $792,000. The cash generated from these sales was used to fund current operations during those quarters. In addition, the Company issued 250,000 shares of stock in exchange for the conversion of $400,000 of debt to equity.

Two directors of the Company loaned the Company money at various times throughout the year. The total borrowings for the year aggregated $712,000. As of November 30, 1999, $100,000 of such borrowings remained outstanding, after repayments of $212,000 and conversions of debt to equity of $400,000 (as described above).

In November 1999, the Company took a $293,000 charge against operations for the write-off of the remaining net assets associated with a terminated capital lease (discussed above).

In November 1999, the Company recorded a $145,000 expense for a valuation adjustment on its Springfield, Tennessee facility. The value of the facility was written-down to its appraised value using the guidelines of Statement of Financial Accounting Standard No. 121(SFAS 121).

During 1999, the Company incurred significant expense items relating to lawsuit settlements and insurance losses. These expenses totaled $150,000 and negatively impacted the earnings of the Company. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations".

Growth Strategy and Product Development

The Company believes that growth in its business can be accomplished both by the expansion of the sales of its existing products with new and existing customers, and through the development or acquisition of new product designs and the acquisition of new licenses.

The Company continues to develop its marketing department in an effort to build relationships in new markets and new customers for the Company. This continued focus on marketing is evidenced by the addition in December 1999 of Phillip Myers and Bill Moore. Phillip Myers was hired as National Premium Sales Manager and Bill
Moore was hired as a Vice President of Retail Sales.   Mr. Myers and
Mr. Moore will be responsible for building new customer relationships in their respective industries as well as initiating strategic marketing plans.

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

	Another critical part of the Company's growth strategy/product development, is the addition of brand named lines to the product offering. These lines have been designed to meet the demands of channels of distribution and age markets that are currently a small portion of the Company's customer base but have a great potential in the market place. See "Intellectual Property" below.

	The newest branded lines for 2000 provide the Company with the opportunity to present more products to department stores and specialty retailers. The designs are fashion oriented, fill nitch markets such as female "teens", and have the potential for added sales opportunities during the holiday season. The Company believes the addition of these in-house-designed, branded lines will help diversify a product base that relies heavily on licensed products.

Marketing and Customers

During fiscal 1999, the Company's Innovo operations sold products to a mix of mass merchandisers such as K Mart and Wal-Mart, department, sporting goods, grocery, craft and drug store chains, mail order retailers and other retail accounts. NP International's operations sold to 4 foreign distributors which in turn resell to retail accounts. The Company estimates that its products are carried in over 8,000 retail outlets in the United States and numerous retail outlets in Europe.

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

For fiscal 1999, two customers accounted for aggregate sales in excess of 54.1% of net sales: Wal-Mart, a customer of Innovo which accounted for 26.9% of net sales, and National Car Rental which accounted for 27.2% of net sales. The sales to National Car Rental are not expected to reoccur in fiscal 2000. The loss of Wal-Mart as a customer would have a material adverse effect on the Company.

Backlog

Although the Company may at any given time have significant business booked in advance of purchase orders, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 1999, there were no significant backlogs.

Seasonality

The Company's business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with the Company's second and third fiscal quarters and the Company's cash flow is strongest in its third and fourth fiscal quarters.. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

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

The principal materials used in Innovo's products include denim, canvas, plain and printed rolls of nylon, polyester and cotton, mesh and webbing. The Company buys raw materials in bulk for the products it manufactures domestically. The Company has generally concentrated its purchases of each type of raw materials for domestic manufacturing among a small number of suppliers, and during fiscal 1999 purchased the majority of each type of raw material it used from one or two suppliers. Although the Company does not have any long-term agreements with these or other suppliers, it has to date been able to obtain supply to satisfy its raw material requirements. Management believes that if its current suppliers were unable to supply the necessary raw materials in sufficient quantities or on acceptable price terms, alternative suppliers would be available on comparable price terms and delivery schedules. In the event the Company was unable to find such alternative suppliers at competitive prices and on a timely basis, its operations could be materially adversely affected.

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

The Company has generally utilized overseas contractors that employ production facilities located in China. As a result, the products manufactured for the Company are subject to export quotas and other restrictions imposed by the Chinese government. To date the Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect the Company, even if only temporarily while the Company shifted production to other countries or regions such as Mexico, Korea, Taiwan or Latin America. In the past, substantially all of the products manufactured overseas for the Company were shipped directly to customers outside the United States, but the Company is now importing more products for domestic distribution. It is anticipated that in fiscal 2000 more than 50% of the Company's domestic sales will be imported products which are subject to United States import quotas, inspection or duties.

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

Intellectual Property

Innovo's fashion line includes tote bags imprinted with the E.A.R.T.H. ("EVERY AMERICAN'S RESPONSIBILITY TO HELP") BAG trademark. E.A.R.T.H. Bags are marketed as a reusable bag that represents an environmentally conscious alternative to paper or plastic bags. Sales of E.A.R.T.H. Bags, while significant in Innovo's early years, have not been significant in the last five years. The Company still considers the trademark to be a valuable asset, and has registered it with the United States Patent and Trademark Office.

The Company has also applied for a trademark for its product lines known as "Friendship", "Exposed", "Clear Gear" and "Test Tube". The Company anticipates that these trademarks will be registered during 2000.

Employees

As of December 31, 1999, the Company employed 92 full-time personnel at the Knoxville, Tennessee facility, comprised of 3 persons in management, 19 persons in general administration and 70 persons in manufacturing and production. Due to varying seasonal demands and redesign of the Company's manufacturing facilities, the Company's total work force reached a high of 142 employees during 1999. These people were employed only for the "back to school" shipping season and only remained with the Company for approximately three months. Management considers its relationship with its employees to be excellent. None of the Company's employees is party to a collective bargaining agreement. There has never been any material interruption of operations due to labor disagreements.

ITEM 2.  PROPERTIES

The Company leases a 78,000 square foot facility in Knoxville, Tennessee that is used as its headquarters, manufacturing and distribution center. This facility provides approximately 65,000 square feet for production and distribution operations and 13,000 square feet for offices. The Company believes that the Knoxville facilities are adequate for its current and anticipated executive, administrative, sales and domestic manufacturing and distribution needs. Manufacturing capacity could be increased by approximately 50% in the Knoxville facility. To the extent that additional manufacturing capacity is required, management believes that additional facilities and capacity are available at reasonable cost, both domestically and overseas.

The Company's previous headquarters and manufacturing facilities were located in Springfield, Tennessee. The Springfield facilities are currently owned by Leasall Management, Inc. ("Leaseall"), a wholly owned subsidiary of Innovo Group, Inc. The main Springfield complex is situated on seven acres of land with approximately 220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area. A warehouse annex contained 30,000 square feet.
 First Independent Bank of Gallatin, Tennessee holds a First Deed of Trust on the Springfield real property. The Springfield facilities are currently held for lease or sale, and approximately 33% of the facilities had been leased as of January 11, 2000.

Thimble Square leased two facilities in Baxley, Georgia. The principal facility was a 21,000 square foot manufacturing facility with an annual rental of $36,000. The lease ran through August 2000 and provided Thimble Square with a purchase option. This lease was terminated by both parties during the fourth quarter of 1999, which resulted in $293,000 in expenses due to the write-off of the assets and liability.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to lawsuits and other contingencies in the ordinary course of its business. The Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate.

	In December 1999, the American Apparel Contractors Association Workers' Compensation Fund filed suit against the Company's Thimble Square subsidiary for $13,000 plus interest of 1.5% per month from the due date (American Apparel Contractors Association Workers' Compensation Self-Insured Fund v. Thimble Square and Innovo Group).
 This amount represents the allocation to Thimble Square of the excess workers' compensation claims paid under the plan. The
Company has not accrued for the disputed funds in this case.

In November, 1999, the Company received a notice from the Internal Revenue Service ("IRS") asserting deficiencies in federal corporate income taxes for the
Company's 1991 tax year.   The total tax proposed by the IRS amounts to
approximately $5.5 million plus interest. The Company believes that it has meritorious legal defenses to those deficiencies, and believes that the ultimate resolution of this matter will not have a material effect on the Company's financial statements.

In May 1996, a foreign manufacturer that had previously supplied imported products to NASCO Products filed suit against NASCO Products asserting that it is owed approximately $470,000, which was $300,000 in excess of the amount presently recorded on the books of NASCO Products (Pannoy Enterprises Corporation v. NASCO Products, Inc., Case No. 12948, in the Chancery Court for Robertson County, Tennessee). During 1999, the Company settled the suit for $200,000. This settlement has been paid as of year-end. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - General and -Liquidity and Capital Resources."

In December 1991, a former employee filed suit against the Company, Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc.., et al., Case No. 91-64033, District Court of Harris County, Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045.62 on August 17, 1998. Thereafter, 20,000 shares of Common Stock that has been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. If the sale of that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall. As of November 30, 1999, the Company had accrued $185,215 for any potential shortfall.

In July 1992, a former employee filed suit against the Company and Spirco for alleging breach of an employment agreement and asserting other related claims (Wayne Copelin v. Innovo Group, Inc., et al., Case No. 11950, in the Chancery Court of Robertson County, Tennessee). When Spirco went into bankruptcy in August 1993, the case proceeded against Innovo Group and a summary judgment of $100,000 was entered against it in March 1995. However, because the Copelin judgment was classified as a Class 8 Claim in the Spirco bankruptcy, the Company believed that the judgment was fully paid when it issued 35,211 shares of Common Stock to Copelin, in compliance with the confirmed Plan of Reorganization. When Copelin sought to enforce the judgment, Innovo Group, as the successor by merger to Spirco, brought a motion in the Spirco bankruptcy to enforce the terms of the Plan of Reorganization against Copelin.
The bankruptcy judge granted the motion and permanently enjoined Copelin from enforcing the judgment in an order entered on October 18, 1996. Copelin appealed to the United States District Court and on April 13, 1998, the District Court reversed. The case was appealed to the United States Third Circuit Court of Appeals. This court upheld the lower court's decisions and the Company has recorded the $100,000 judgment as of November 30, 1999.

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

Fiscal 1999			     	  High			   Low

 	First Quarter 		  	$3.94			 $1.09
 	Second Quarter		 	  2.56			  1.31
 	Third Quarter 			   2.75			  1.09
 	Fourth Quarter			   3.00			  1.50

Fiscal 1998

  First Quarter	   		$6.875		 $5.63
  Second Quarter			   6.250	   4.06
  Third Quarter			    4.375	   1.88
  Fourth Quarter			   2.813	   1.16

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

The Common Stock generally traded at prices below $1.00 beginning in November 1995 and until the Reverse Split was completed effective September 11, 1998. The Company had been able to maintain its Nasdaq SmallCap listing by complying with an alternative $2,000,000 stockholder's equity requirement that is no longer available. Under the new Nasdaq requirements, the Company faced delisting unless the bid price on its stock increased to a minimum of $1.00 through normal markets or such other steps as deemed necessary by the Company. Following the Reverse Split, the bid price on the Company's stock has consistently exceeded $1.00. However, as the result of the losses incurred during the fourth quarter of fiscal 1999, the Company has net tangible assets of approximately $1,730,000 as of November 30, 1999 and did not meet the $2,000,000 net tangible asset requirement. During February of 2000, the Company converted $500,000 of notes owed to shareholders into 423,729 shares of Common Stock. The Company also sold 200,000 shares of Common Stock during February and March 2000 for $1.00 per share. The Company anticipates selling additional equity securities during March in an effort to satisfy the net tangible asset requirement through the second quarter.

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


                                               Years Ended (3)
                           11/30/99  11/30/98  11/30/97  11/30/96  10/31/95(3)
                                       (000's except per share data)
Net Sales                   $10,837    $6,790    $7,901    $6,023    $5,276
Costs of Goods Sold           6,252     4,493     5,303     3,981     3,808
                            -------   -------   -------   -------   -------
Gross Profit                  4,585     2,297     2,598     2,042     1,468

Operating Expenses (5),(6)    5,688     4,203     4,007     4,008     3,134

Loss from Operations         (1,103)   (1,906)   (1,409)   (1,966)   (1,666)

Interest Expense               (517)     (503)     (657)     (870)     (511)
Other Income (Expense) (4)      280       142       337      (147)    2,110
                            -------   -------   -------   -------   -------
Loss Before Income Taxes     (1,340)   (2,267)   (1,729)   (2,983)      (67)
Income Taxes                      0         0         0         0         0
                            -------   -------   -------   -------   -------
Loss from Continuing
   Operations                (1,340)   (2,267)   (1,729)   (2,983)      (67)

Discontinued Operations          (1)   (1,747)     (110)     (105)     (626)
Extraordinary Item (2)            0         0       524         0      (258)
                            -------   -------   -------   -------   -------
Net Loss                    $(1,341)  $(4,014)  $(1,315)  $(3,088)    $(951)
Loss per share from
   Continuing Operations
   (basic and diluted)       $(0.22)   $(0.49)   $(0.50)   $(2.19)   $(0.26)
Weighted Average Shares
   Outstanding                5,984     4,618     3,438     1,361       261


Balance Sheet Data:
Total Assets                 $6,222    $7,232    $9,168    $9,433    $5,667
Long-Term Debt                1,979     2,234     1,854     3,303     1,565
Stockholders' Equity          1,730     1,722     3,791     2,275      (230)

(1) The amounts for 1998, 1997 and 1996 represent the operations of Thimble Square. Thimble Square's operations were discontinued during the fourth fiscal quarter of 1998 and most of its assets have since been leased or sold. The 1995 amount reflects the operations and July 1995 sale of the import operations of NASCO Products.
(2) Represents gains (losses) from extinguishment of debt.
(3) Effective November 1, 1995 the Company changed its fiscal year to end on November 30. Previously the Company's fiscal year ended October 31.
(4) Amounts include $1.9 million of income from the settlement of litigation in 1995.
(5) Amount includes a $300,000 write down of long-term assets in 1998.
(6) Amount includes a $145,000 write down of long-term assets in 1999 as well as $293,000 for the termination of a capital lease and $100,000 for the settlement of a lawsuit in 1999.


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, the Company's operating losses have resulted from disappointing sales, high internal production costs and inadequate working captial.
Management has been addressing these issues in an attempt to make the Company profitable, as discussed below. During 1999, the Company's operating results showed improvement as sales and margins increased and the operating loss was reduced.

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

In addition to the steps to minimize continued operating losses and cut costs, the Company has created a sales and marketing department around Patricia Anderson-Lasko. During January 2000, the Company hired Phillip Myers as National Premium Sales Manager. Mr. Myers fills a new position at the Company. Mr. Myers will focus on building a premium sales representative force that will promote the Company's products across the United States. The Company feels that it has been under represented in the premium sales market in previous years and that this market holds a considerable amount of potential. In addition to Phillip Myers, the Company hired William Moore as Vice President of Retail Sales. Mr. Moore will be responsible for initiating strategic marketing plans including merchandising, consumer rebates and price promotions and national advertising.

Results of Operations

The following table sets forth the certain statement of operations data for the years indicated:



                                                Years Ended
                                      11/30/99    11/30/98   11/30/97
                                      --------    --------   --------
                                                 (in 000's)
Net Sales                              $10,837      $6,790     $7,901
Costs of Goods Sold                      6,252       4,493      5,303
                                       -------     -------    -------
Gross Profit                             4,585       2,297      2,598

Selling, General & Administrative        4,963       3,638      3,740
Write down of long-term assets             145         300        --
Termination of a Capital Lease             293         --         --
Depreciation & Amortization                287         265        267
                                       -------     -------    -------
Loss from Operations                    (1,103)     (1,906)    (1,409)

Interest Expense                          (517)       (503)      (657)
Other Income                               280         142        337
                                       -------     -------    -------
Loss Before Income Taxes                (1,340)     (2,267)    (1,729)

Income Taxes                                 0           0          0
                                       -------     -------    -------
Loss from Continuing Operations         (1,340)     (2,267)    (1,729)

Discontinued Operations                     (1)     (1,747)      (110)
Extraordinary Item                           0           0        524
                                       -------     -------    -------
Net Loss                               $(1,341)    $(4,014)   $(1,315)
                                       =======     =======    =======

Comparison of Fiscal Year Ended November 30, 1999 to Fiscal Year
Ended November 30, 1998

Net Sales for the year ended November 30 increased $4 million or 59.6% from $6.8 million in 1998 to $10.8 million in 1999. This increase in sales was primarily the result of a $2,500,000 promotional order from a national car rental company and the increased demand of the company's clear backpacks and sports bags. The Company does not expect the promotional order to reoccur in fiscal 2000.

The company's clear line of backpacks and sports bags added approximately $1,700,000 in revenue during the third quarter of 1999.

The gross margin percentage increased 8.5 basis points from 33.8% in 1998 to 42.3% in 1999 due to improved material pricing (obtained from competitive bidding on import contracts) and a reduction in production costs. The Company anticipates a further improvement in gross margin in it's import business in 2000 due to further reductions in material costs from favorable pricing on imported items.

Selling, General and Administrative costs increased $1,325,000 or 36.4% from 1998 to 1999 due primarily to increased royalties($384,000 increase) and commissions ($223,000 increase) from the increased sales and due to temporary labor ($286,000 increase) hired during the Company's back to school shipping season. In addition, rent expensed increased by approximately $190,000 due to the relocation of the Company's operations to the Knoxville facility.

Under the guidelines of SFAS 121 the Company recorded a $145,000 impairment loss representing a valuation adjustment on a facility that the Company owns. The Company is currently offering parcels of this facility out for lease. The Company will continue to market this building for lease or for sale.

The Company terminated the lease on a facility in Baxley
Georgia. This facility was utilized by the Thimble Square subsidiary until that line of business was discontinued during 1998. This facility was subleased for a portion of 1999, but this facility was left vacant after the sublessee was forced to move out due to a loss of business. The lessor agreed to terminate both the lease agreement and sublease agreement without penalty. This termination necessitated the write off of the remaining net book value of the capitalized lease (asset) and the removal of the remaining capitalized lease obligation (liability) resulting in a net charge to operations of $293,000.

Depreciation and Amortization expenses were not significantly different from 1998 to 1999 due to the lack of significant purchases of fixed assets and intangible assets during 1998 and 1999.

Interest expense for the year ended November 30 was largely unchanged from 1998 to 1999 due to a lack of significant changes to the debt structure of the Company and relatively constant interest rates.

Other Income increased $138,000 from the year ended November
30, 1998 to 1999. This increase is primarily the result of income realized under a warehouseing agreement between the Company and Z. Metro, Inc., an unrelated company.

Comparison of Fiscal Year Ended November 30, 1998 to Fiscal Year
Ended November 30, 1997

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

Cash flows from continuing operations were a negative
$2,124,000 for the year ended November 30, 1999 as compared to a negative $1,238,000 for the year ended November 30, 1998. The negative cash flows reflect the net loss from continuing operations of $1,340,000, partially offset by $725,000 of non-cash charges for depreciation and amortization, loss on termination of capital lease and an asset impairment charge. There were also increases in receivables and inventories totaling $1,406,000 primarily reflecting increased revenue.

Cash flows from investing activities provided $85,000 in cash for the year ended November 30, 1999 as compared to cash flows used in investing activities of $18,000 for the year ended
November 30, 1998. The Company has had relatively limited investing activity during fiscal 1999 and 1998.

Cash flows from financing activities provided $972,000 in
cash for the year ended November 30, 1999 as compared to $2,067 provided from financing activities for the year ended November 30, 1998. During fiscal 1999, the Company generated cash of $0.8 million from the issuance of stock as compared to $1.8 million generated from the issuance of stock in fiscal 1998.

The Company's primary cash commitments for the fiscal year ending November 30, 2000 are for property, building and equipment leases ($218,000) and for current maturities of long-term debt ($75,000). At November 30, 1999, the Company had working capital of $619,000 as compared with a working capital deficiency of $75,000 at November 30, 1998.

The Company has continued to generate losses throughout the first quarter of 2000. However, these losses are in line with expectations due to the seasonal nature of the Company's business (see discussion above). The Company anticipates continuing improvement in financial performance for fiscal year 2000 due to additional product lines and an improved marketing effort.

The Company relied on four primary sources to fund operations in 1999:

1. An accounts receivable factoring agreement with First American National Bank ("First American")
2. Trade credit with its domestic and international suppliers
3. Borrowings from management and shareholders
4. Equity financing through private placements

The Company anticipates continued reliance on the accounts receivable factoring agreement to generate the majority of its working capital needs. Under this facility, First American advances between 70% and 90% of approved invoices. First American charges Innovo 1% for the first 15 days an invoice is outstanding and .05% per day thereafter until paid, up to a maximum of 6%. The facility is secured by a first position on accounts receivable and inventory and personal guarantees of certain members of the Board of Directors and management. The facility can be terminated upon thirty day written notice by either party.

During 1999, the Company was successful in negotiating extended trade credit with its largest vendors. In 1998, the Company entered into an agreement with Sunwaki Industrial Company, Ltd. of Hong Kong to produce the Company's licensed products for both domestic and international distribution. Sunwaki has the capability to meet a substantial portion of the Company's need for such products. In 1999, Sunwaki extended trade credit to Innovo in excess of $1 million. The Company anticipates that it will be able to negotiate a similar credit limit with Sunwaki in 2000.

During 1999, the Company utilized commitments from certain members of management to provide working capital funding. The Company believes that management and certain shareholders will again provide short-term loans to fill the working capital needs during 2000. These loans are interest bearing and typically mature within nine months from issuance.

The Company has traditionally been able to secure equity
financing through the sale of Common Stock in private placement
offerings.   During the second quarter of 1999, the Company sold
$792,000 in Common Stock to multiple investors. Management anticipates being able to find investors for the Company's stock in 2000.

Subsequent to November 30, 1999, the Company has received
$715,000 in financing from an officer, of which $500,000 was converted in February 2000 from debt to equity. In addition, in February and March 2000 the Company has received $200,000 in equity financing from the proceeds of a private placement.

Effective March 1, 2000, the Company's Chairman and CEO has committed to provide additional cash funding, as may be required from time to time, of up to $500,000. These funds will be available to the Company through November 30, 2000 to satisfy any short-tem working capital needs.

As of March 14, 2000, the Company is in negotiation with a California company to produce and distribute substantially all of the Company's products. In conjunction with the production and distribution agreement, an outside investor is scheduled to make an equity investment into the Company of approximately $500,000 once the letter of intent is signed. The effects of this transaction on the Company's financial statements have not been quantified at this time.

Based on the foregoing, the Company believes that working capital will be sufficient to fund operations and required debt reductions during fiscal 2000. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to satisfy its interim working capital requirements would require the Company to constrict its operations and would have a materially unfavorable effect on the Company's financial statements.

Year 2000

During 1999, the Company spent approximately $60,000 to replace its existing computer hardware and software to be year 2000 compliant.

New Accounting Pronouncements

SOP 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use" provides guidance on accounting for the costs of computer software developed of obtained for internal use and determining whether computer software is for internal use. This statement is effective for fiscal years beginning after December 15, 1998. Adoption of this statement had no impact on the Company's financial statements.

SOP 98-5, "Reporting on the Costs of Start-Up Activities" requires that the costs of start-up activities, including organization costs, be expensed as incurred. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 had no material effect on the Company's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities" , as amended, is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January
1, 2000 will not affect the Company's financial statements.

SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities" Deferral of the Effective Date of FASB
Statement No. 133 was issued and effective in June 1999. SFAS No. 137 extends the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 137 also amends the manner in which entities recognize embedded derivative instruments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk is relatively low. The Company has no investments in derivative instruments. Transactions with foreign customers and suppliers are made in U.S. currency. The Company's primary exposure to market risk relates to outstanding borrowings with variable interest rate terms. At November 30, total borrowings with variable interest rates amount to $650,000.

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

Financial Statement Schedules are included at Item 14.




Report of Independent Certified Public Accountants

Board of Directors
Innovo Group Inc.



We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended November 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years ended November 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP




Atlanta, Georgia
January 13, 2000, except for Note 13,
   as to which the date is March 8, 2000



                      INNOVO GROUP INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        (000's except for share data)

                                                   11/30/99     11/30/98
                                                   --------     --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                           $  --        $ 1,078
Accounts receivable net of allowance
($153,000 for 1999 and $67,000 for 1998) (Note 5)     1,161          708
Inventories (Note 5)                                  1,968        1,101
Prepaid expenses                                          3          267
                                                    -------      -------
TOTAL CURRENT ASSETS                                  3,132        3,154

PROPERTY, PLANT and EQUIPMENT, net                    3,042        4,037
OTHER ASSETS                                             48           41
                                                    -------      -------
TOTAL ASSETS                                        $ 6,222      $ 7,232
                                                    =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable (Note 5)                              $   959      $   914
Current maturities of long-term debt (Note 6)            75          270
Accounts payable                                        623        1,139
Accrued expenses                                        856          906
                                                    -------      -------
TOTAL CURRENT LIABILITIES                             2,513        3,229

LONG-TERM DEBT, less current maturities (Note 6)      1,979        2,234
OTHER                                                   --            47
                                                    -------      -------
TOTAL LIABILITIES                                     4,492        5,510

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Note 9)
Common stock, $0.10 par - shares
    authorized 15,000,000 in 1999 and
    7,000,000 in 1998;
    issued 6,299,032in 1999 and 5,387,113
    in 1998                                             629         538
Additional paid-in capital                           31,540      30,282
Promissory note - officer (Note 6)                     (703)       (703)
Accumulated Deficit                                 (27,310)    (25,969)
Treasury stock                                       (2,426)     (2,426)
                                                    -------     -------
TOTAL STOCKHOLDERS' EQUITY                            1,730       1,722
                                                    -------     -------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY          $ 6,222     $ 7,232
                                                    =======     =======
        See accompanying notes to consolidated financial statements





                      INNOVO GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000's except per share data)

                                             Year Ended November 30,
                                           1999      1998      1997
                                         -------    ------    ------
NET SALES                                $10,837    $6,790    $7,901
COST OF GOODS SOLD                         6,252     4,493     5,303
                                          ------    ------    ------
Gross profit                               4,585     2,297     2,598

OPERATING EXPENSES
Selling, general and administrative        4,963     3,638     3,740
Write down of long-term assets               145       300       --
Termination of Capital Lease                 293       --        --
Depreciation and amortization                287       265       267
                                          ------    ------    ------
                                           5,688     4,203     4,007

LOSS FROM OPERATIONS                      (1,103)   (1,906)   (1,409)

INTEREST EXPENSE                            (517)     (503)     (657)
OTHER INCOME (EXPENSE), net                  280       142       337
                                          ------    ------    ------
LOSS BEFORE INCOME TAXES                  (1,340)   (2,267)   (1,729)

INCOME TAXES (BENEFIT)                       --        --        --
                                          ------    ------    ------
LOSS FROM CONTINUING OPERATIONS           (1,340)   (2,267)   (1,729)

DISCONTINUED OPERATIONS
Results from Thimble Square operations        (1)     (346)     (110)
Loss on disposal of Thimble Square           --     (1,401)      --
                                          ------    ------    ------
                                              (1)   (1,747)     (110)

LOSS BEFORE EXTRAORDINARY ITEM            (1,341)   (4,014)   (1,839)

EXTRAORDINARY ITEM (Note 7)                  --        --        524
                                          ------    ------    ------
NET LOSS                                 $(1,341)  $(4,014)  $(1,315)
                                          ======    ======    ======
LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations                     $(0.22)   $(0.49)   $(0.50)
Discontinued operations                   $(0.00)   $(0.38)   $(0.03)
Net loss                                  $(0.22)   $(0.87)   $(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING        5,984     4,618     3,438

      See accompanying notes to consolidated financial statements




                                     INNOVO GROUP INC AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (000's except for share data)
                                                                      Additional          Promissory
                                                          Stock        Paid-in                Note    Treasury
                                     Shares   Amount   Subscription    Capital    Deficit   Officer     Stock    Total
                                   ---------  ------   ------------   ----------  -------  ---------  --------   -----
Balance, November 30, 1996         2,653,058    $265     $ --           25,076   $(20,640)   $ --     $(2,426)   $2,275
Issuance of common stock
  Smith group purchase               675,000      68                     1,282                                    1,350
  Cash                               150,000      15                       660                                      675
  Conversion of debentures           412,793      41                       359                                      400
  Exercise of stock purchase right   400,000      40                     1,085                (1,125)               --
  Conversion of convertible notes    210,000      21                       383                                      404
  Exercise of warrants                76,500       8                       135                                      143
  Debt settlement                      7,500       1                        50                                       51
  Other                               24,762       2                        41                                       43
  Costs of issuance                                                        (85)                                     (85)
Retire shares subject to stock
  purchase right                    (150,000)    (15)                     (407)                  422                --
Warrant repurchase                                                        (150)                                    (150)
Net loss                                                                           (1,315)                       (1,315)
Balance, November 30, 1997         4,459,613     446        --          28,429    (21,955)      (703)   (2,426)   3,791
Issuance of common stock
  Furrow-Holrob Development
  purchase                           899,000      89                     1,709                                    1,798
  Issuance for compensation           16,450       2                        98                                      100
  Issuance for debt service            8,550       1                        53                                       54
  Exercise of warrants and options     3,500                                 9                                        9
  Costs of issuance                                                        (16)                                     (16)
Net loss                                                                           (4,014)                       (4,014)
Balance, November 30, 1998         5,387,113     538         --         30,282    (25,969)      (703)   (2,426)   1,722
Issuance of common stock
  Issuance for compensation           45,919       5                        59                                       64
  Issuance for debt service           45,000       4                        89                                       93
  Issuance for debt conversion       250,000      25                       375                                      400
  Issuance for cash                  571,000      57                       735                                      792
Net Loss                                                                           (1,341)                       (1,341)
Balance, November 30, 1999         6,299,032    $629      $ --         $31,540   $(27,310)     $(703)  $(2,426)  $1,730

         See accompanying notes to consolidated financial statements


                       INNOVO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000's)
                                               Year Ended November 30,
                                              1999       1998     1997
                                            --------   --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $(1,341)   $(4,014)  $(1,315)
Adjustment to reconcile net loss to cash
Used in operating activities from
continuing operations:
  Loss on disposal of discontinued
  operations                                    --       1,401       --
  Loss from discontinued operations              1         346       110
  Stock issuances for services and
  compensation                                   64        100       --
  Depreciation and amortization                 287        265       267
  Asset impairment charge                       145        300       --
  Provision for uncollectable accounts           86         39        49
  Extraordinary gain                            --         --       (524)
  Termination of Capital Lease                  293        --        --
  Changes in current assets and
  liabilities:
    Accounts receivable                        (539)       148       294
    Inventories                                (867)       137       167
    Prepaid expenses and other                  264        176       (66)
    Accounts payable                           (423)      (273)     (173)
    Accrued expenses                            (50)       137      (134)
    Other                                       (44)       --        (14)
                                             ------     ------    ------
Cash used in operating activities of
  continuing operations                     (2,124)     (1,238)   (1,339)
Cash used in operating activities of
  discontinued operations                      (11)       (202)       92
                                            ------      ------    ------
Cash used in operating activities           (2,135)     (1,440)   (1,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (161)        (18)     (469)
  Increase in other assets                     --          --         43
  Disposal of fixed assets                     246         --        216
                                            ------      ------    ------
Cash provided by (used in) investing
     activities                                 85         (18)     (210)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Addition of notes payable                    710       7,865       869
  Repayments of notes payable                 (265)     (8,027)     (221)
  Additions to long-term debt                  --          650       --
  Repayments of long-term debt                (265)       (212)     (729)
  Proceeds from issuance of common stock       792       1,807     2,168
  Stock issuance costs                         --          (16)      (85)
  Warrant repurchase                           --          --       (150)
  Other                                        --          --         43
                                            ------      ------    ------
Cash provided by financing activities          972       2,067     1,895

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                 (1,078)        609       438
CASH AND CASH EQUIVALENTS, at beginning of
period                                       1,078         469        31
                                            ------      ------    ------
CASH AND CASH EQUIVALENTS, at end of period    --       $1,078     $ 469
                                            ======      ======    ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

Cash paid for interest                      $ 493        $555      $767
Cash paid for income taxes                     --          --        --

       See accompanying notes to consolidated financial statements



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of business

Innovo Group Inc. ("Innovo Group") is a holding company, the principal assets of which are three wholly-owned operating subsidiaries, Innovo, Inc. ("Innovo"), NASCO Products International, Inc. ("NP International") and Thimble Square, Inc. ("Thimble Square"). Certain assets of Thimble Square were disposed of and its operations ceased on September 13, 1998 (see Note 12).
 The Innovo Group and its wholly owned subsidiaries are referred to as "the Company".

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

The Company operated in two business segments throughout the majority of fiscal 1998 and fiscal 1997. See Note 11. Sales to two customers accounted for 27.2% and 26.9%, respectively, of the Company's net sales in fiscal 1999. Sales to one customer accounted for 37.4% of the Company's net sales in fiscal 1998. Sales to foreign customers of Nasco Products International, principally in Europe, accounted for 6.3%, 18.4% and 16.4% of net sales in fiscal 1999, 1998 and 1997 respectively.

(b)        Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(c)        Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates most significantly affect the evaluation of contingencies, and the determination of allowances for accounts receivable and inventories.
 Actual results could differ from these estimates.

(d)        Revenue recognition

Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns are typically not material. The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable.

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

	The Company charges to expense in the year incurred costs to develop new products and programs. Amounts charged to expense approximated $24,000, $2,000 and $182,000 in fiscal 1999, 1998 and
1997 respectively.

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

(i) New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities", as amended, is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January
1, 2000 will not affect the Company's financial statements.

NOTE 2 -  INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

Inventories consisted of the following:

                                November 30,
                            1999           1998
                          -------       --------
                           (000's)       (000's)
Finished goods             $1,510       $   766
Work-in-process                28            18
Raw materials                 534           353
                           ------       -------
                            2,072         1,137
Less inventory reserve       (104)          (36)
                           ------       -------
                           $1,968       $ 1,101

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment, are stated at cost.
Depreciation and amortization are provided in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is included in the determination of income.

Property and equipment consisted of the following:


                                      Useful
                                       Lives           November 30,
                                      (Years)       1999        1998
                                                  ---------   --------
                                                   (000's)     (000's)
Buildings, land and
  improvements                          8-38       $ 3,105     $ 3,250
Machinery and equipment                 5-10         1,628       1,153
Furniture and fixtures                  3-8            463         637
Transportation equipment                5               64          56
Leasehold improvements                  5-8             62           3
                                                   -------     -------
                                                     5,322       5,099
Less accumulated depreciation
  and amortization                                  (2,280)     (1,841)
                                                   -------     -------
                                                     3,042       3,258
Net property, plant and equipment of
   discontinued operations                             --          779
                                                   -------     -------
Net property and equipment                          $3,042     $ 4,037

As of November 30, 1999 the Company had terminated a capital lease relating to a building in Baxley Georgia. The Company wrote off the remaining net book value of the capitalized lease (asset) and removed the remaining capitalized lease obligation (liability) resulting in a net charge to operations of $293,000.

In 1999, management determined that, based on current market conditions and an analysis of projected undiscounted future cash flows calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, the carrying amount of certain long-lived assets may not be recoverable. The resultant impairment of long-lived assets necessitated a write-down of the Springfield Tennessee property in the amount of $145,000. The estimated fair value of this property was determined by calculating the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.


The Thimble Square facility in Pembroke, Georgia was sold on December 10, 1998 for approximately $122,000 net of selling expenses. This sale resulted in a $278,000 loss on disposal. Under the provision of SFAS No. 121, the value of the Pembroke property was adjusted to its net realizable value as of November 30, 1998.

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

NOTE 4 - OTHER ASSETS

Other assets consisted of the following:

                           November 30,
                         1999       1998
                       -------    -------
                        (000's)    (000's)
Debt issue costs, net       --          23
Other                       48          18
                       -------     -------
                       $    48     $    41

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:
                                              November 30,
                                            1999        1998
                                           -------     -------
                                           (000's)     (000's)

Accounts receivable factoring facility      $  510     $   439
Bank credit facility                           349         349
Other                                          --          126
Borrowings from Director                       100         --
                                            ------      ------
                                            $  959        $914

As of November 30, 1999, the Company had outstanding borrowings from a director totaling $100,000. This money was borrowed under two promissory notes bearing interest at 10%.
These notes are due on June 30, 2000.

Under a factoring facility with First American National Bank
("First American"), First American advances 70% to 90% of approved invoices. There is no established limit on the total facility. First American charges Innovo 1% for the first 15 days an invoice is outstanding and .05% per day thereafter until paid, up to a maximum of 6%. The facility is secured by first position on accounts receivable and inventory. The agreement with First American terminates upon thirty day written notice from either party.

In July of 1999, the Company entered into an additional factoring arrangement with Riviera Finance ("Riviera") for the factoring of a specific customer's receivables. Under the agreement, Riviera advances the company 75% for each approved invoice with 24% placed in a reserve account and 1% retained by Riviera as a fee. In addition to the 1% factoring fee, the Company pays a monthly fee of 0.5% of the maximum account or $5,000. This agreement has a limit on borrowing of $1 million and expires on July 20, 2000.

As of November 30, 1998, Thimble Square had a note payable to a local bank that used the Pembroke, Georgia facility as collateral. This interest rate was 2.75 basis points over the prime rate per annum. The loan balance of approximately $126,000 was repaid when the Pembroke facility was sold in December 1998.

In December 1997 the Company entered into a revolving line of credit with a bank for $350,000 at a fixed rate of 9.5%. The line is secured by equipment and the personal guarantees of certain members of management. In December 1998, the Company renewed the line of credit through February 27, 2000 at an interest rate of 10.75%. The Company is currently in negotiation with the lender to renew the line of credit.

The weighted average interest rate on outstanding short-term borrowings was 11.4% and 11.1% at November 30, 1999 and 1998, respectively.

NOTE 6 -  LONG-TERM DEBT

Long-term debt consisted of the following:


                                                  November 30,
                                               1999        1998
                           		                 -------     -------
                                              (000's)     (000's)

First mortgage loan                    		      $  714     $  754
Non-recourse first mortgage on
  Florida property                                690        727
Thimble Square SBA loan                          ---         179
Capital lease obligation                         ---         194
Bank promissory note secured by receivable
  from an officer of the Company                  650        650
                                               ------     ------
Total long-term debt                            2,054      2,504
Less current maturities                           (75)      (270)
                                               ------     ------
                                               $1,979     $2,234
                                               ======     ======

The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, Tennessee and by an assignment of key-man life insurance on the president of the Company in the amount of $950,000. The loan bears interest at 2.75% over the lender's prime rate per annum (which was 8.50% at November 30, 1999) and requires monthly principal and interest payments of $9,900. In order for the loan to be guaranteed by the Small
Business Administration ("SBA"), Innovo Group, Innovo, NASCO
Products, and the president of the Company agreed to act as guarantors for the obligations under the loan agreement.

In November 1995 the Company acquired a facility which it developed as an indoor retail outlet featuring antique and flea market shops. The $1.5 million purchase price was paid by the issuance to the seller of (i) warrants to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share through March, 1998, and (ii) an $800,000 first lien non- recourse mortgage secured by the property. The mortgage is payable $25,500 quarterly; all unpaid principal, and interest (which accrues at the rate of 9.5% per annum) is due January, 2006. Construction period interest of $79,000 was capitalized during fiscal 1996. The warrant was exercised in March, 1996. The Company also issued a warrant, exercisable for the purchase of 100,000 shares at $.01 per share, as a finder's fee on the property acquisition. The warrant was exercised in April, 1996.

Thimble Square's SBA loan was collateralized by a lien on that company's Pembroke, Georgia plant. This loan was repaid in conjunction with the December 1998 sale of the Pembroke facility.
 The loan bore interest at 2.75%, over the prime rate and was paid in full in conjunction with the December 1998 sale of the Pembroke plant. The capital lease obligation represented the lease on Thimble Square's Baxley, Georgia plant. Interest on the capital lease was imputed at the rate of 10% per annum. This lease was terminated in November 1999.

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

Principal maturities of long-term debt for continuing operations as of November 30, 1999 are as follows:

   Year ending November 30,                          Amount
                                                    -------
                      2000                      $    75,000
                      2001                           83,000
                      2002                           92,000
                      2003                          751,000
              	       2004                          112,000
                      Thereafter                    941,000
                                                 ----------
                      Total                      $2,054,000

NOTE 7 - DEBT SETTLEMENTS

In the fourth quarter of 1997 the Company settled debts with forty-four creditors recorded at $930,000. The Company made cash payments totaling $406,000 and recognized an extraordinary gain in the amount of $524,000.

NOTE 8 -  INCOME TAXES

No provision for income tax for any of the last three fiscal years has been provided for, as income tax benefits arising from net operating losses are offset by corresponding increases in the deferred tax asset valuation allowance.

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities:


                                              November 30,
                                          1999           1998
                                        --------       --------
                                         (000's)        (000's)
Deferred tax assets:
   Allowance for doubtful accounts      $    52        $    23
   Inventory reserves                        35             12
   Benefit of net operating loss
    carryforwards                         4,180          3,773
                                        -------        -------
Gross deferred tax assets                 4,267          3,808
Deferred tax assets valuation allowance  (4,267)        (3,808)
                                        -------        -------
Net deferred tax assets                 $   --         $   --

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:


                                         Year ended
                                         November 30,
                                 1999       1998      1997
                                -------   -------   -------
Computed tax (benefit)
  at the statutory rate          (34%)     (34%)     (34%)
State income tax                  --        --        --
Change in valuation allowance     34%       34%       34%
                                -------   -------   -------
                                  --        --        --

The Company has consolidated net operating loss carryforwards of approximately $31.6 million expiring through the year 2013. However, as the result of "changes in control" as defined in Section 382 of the Internal Revenue Code, approximately $25 million of such carryforwards may be subject to an annual limitation, which is currently estimated to be a minimum of $432,000, subject to adjustment. Such limitation would have the effect of limiting to approximately $12.7 million the future taxable income which the Company may offset through the year 2013 through the application of its net operating loss carryforwards. Any "changes in control" subsequent to the aforementioned one may have the effect of further limiting the utilization of the net operating loss carryforwards.
 A subsidiary of the Company has state tax net operating loss carryforwards of approximately $12.1 million to offset state taxable income. These carryforwards expire in varying amounts between the years 2000 and 2006.

NOTE 9 - STOCKHOLDERS' EQUITY

(a)        Common Stock

On September 13, 1998, the Company's Board of Directors approved a reverse one for ten stock split. All references to the number of shares and price per share have been adjusted to reflect the reverse split.


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

On August 4, 1997, the Company's president exercised a stock purchase right (the "Purchase Right") awarded her by the board of directors on February 12, 1997. The Purchase Right entitled her to purchase up to 400,000 shares of the Company's common stock during the period April 30, 1997, to April 30, 2002 at a price of $2.81 per share. The president paid for the shares by the delivery of a non-recourse promissory note, bearing no interest, due April 30, 2002. The promissory note is collateralized by the shares purchased therewith, which shares would be forfeited to the extent the note is not paid on or before maturity, and would be payable (including prepayable), in whole or in part, by the delivery to the Company of (i) cash or (ii) other shares of the Company's common stock that the president has owned for a period of at least six months, which shares would be credited against the note on the basis of the closing bid price for the Company's common stock on the date of delivery. Any dividends or distributions made with respect to shares collateralizing any unpaid note will be held in an escrow to be established for such shares and note until such time, if any, as the related promissory note is paid. In November 1997, 150,000 shares subject to this Purchase Right were returned to the Company for a pro-rata reduction in the note.
Concurrently, the President relinquished any further rights to such 150,000 shares of common stock. At November 30, 1999, $703,000 remains outstanding under this promissory note. The promissory note, and the shares securing it, have been pledged by the Company to secure a $650,000 loan. See Note 6.

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

As of November 30, 1999 the Company has outstanding common stock purchase warrants as follows:

         Class     Exercise Price        Shares    Expiration
         _____     ______________        ______    __________

           H           $5.20             77,576    August 2001
  			                  $1.80              7,407    March 2002

On October 8, 1998, the Company sold 899,000 shares of common stock in a private placement to Furrow-Holrob Development II, L.L.C. for $1,798,000.

During 1998, the Company issued options to acquire 200,000 shares of common stock to two members of the Board of Directors. These shares are exercisable at $4.75 per share and vest at the rate of 2,083 per month for 48 months. As of November, 30, 1999, total number of shares vested under these option agreements was 79,167. These options were accounted for as employee grants. The options were issued at prices equal to fair market value at the time of the grant.

During December 1998, the Company issued 45,000 shares to certain vendors as payment for payables in the amount of $91,564 which approximated the fair value of the shares.

In February 1999, the Company issued an aggregate of 150,000 shares to two directors of the Company to convert $300,000 of debt. The $300,000 approximated the fair value of the shares.

During the second quarter of 1999, the Company issued 571,000 shares to several individual investors in a private placement for consideration of $792,000.

In 1999, the Company's shareholders approved the authorization of an additional 8,000,000 shares of Common Stock to increase the total authorized shares to 15,000,000 and the authorization of 6,000,000 shares of Preferred Stock.

(b) Stock based compensation

	The Company adopted a Stock Option Plan (the "1991
Plan") in December 1991 (amended in April 1992) under which 10,000 shares of the Company's common stock have been reserved for issuance to officers, directors, consultants and employees of the Company under the terms of the 1991 Plan. The 1991 Plan will expire on December 10, 2001.

During 1998, the Company also issued options to acquire 25,000 shares of common stock to a member of management. These shares are exercisable at $3.33 per share and vest at the rate of 2,083 per month for 12 months. As of November 30, 1999, the total number of shares vested under this option agreement was 25,000.

During April 1998, an option to purchase 25,000 shares of Common Stock was granted to an employee of Commerce Capital as additional collateral for the $650,000 loan to the Company. This option expires in 2003.

The Company has reserved 685,417 shares for issuance upon the exercise of the outstanding common stock purchase warrants and options. As of November 30, 1999, 462,917 shares under option were vested.

The Company follows the guidance set forth in APB No. 25 as it pertains to the recording of expenses from the issuance of incentive stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date, consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                          (000's except per share information)
                                                    1999       1998      1997
                                                  -------     -------   ------
Net income (loss) - as reported                   $(1,341)   $(4,014)   $(1,315)
Net income (loss) - pro forma                      (1,687)    (4,325)    (1,496)
Net income (loss) per common share - as reported    (0.22)     (0.87)     (0.38)
Net income (loss) per common share - pro forma      (0.28)     (0.94)     (0.44)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998 and 1999; expected volatility of 35%; risk-free interest rate of 6.17%; and expected lives from one to four years.

Stock option activity during the periods indicated is as follows:


                                           Number       Weighted-average
                                         of shares       exercise price
                                       ------------     ----------------
Balance at November 30, 1997             292,500             $3.32
       Granted                           250,000             $4.14
       Forfeited                           ---                ---
                                         -------             -----
Balance at November 30, 1998             542,500             $3.68
       Granted                           207,500             $4.64
       Forfeited                         (64,583)           ($4.75)
                                         -------             -----
Balance at November 30, 1999             685,417             $3.89

Options exercisable at November 30, 1997         36,562
Options exercisable at November 30, 1998        255,722
Options exercisable at November 30, 1999        462,917

The weighted average fair value of options granted for the year ended November 30, 1997, 1998 and 1999 were $3.315, $1.54 and
$1.70, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a)   leases

The Company leases certain property, buildings and equipment. Rental expense for the years ended November 30, 1999, 1998 and 1997 was approximately $182,000, $40,000 and $63,000 respectively. The minimum rental commitments under noncancellable operating leases as of November 30, 1999 are as follows: 2000, $218,180; 2001, $217,085; 2002, $211,811 and 2003, $176,509.
During October of 1998, the Company entered into a lease agreement with a related party (Furrow-Holrob Development II, L.L.C.) to lease a production facility. The five year term began December 15, 1998 at a lease rate of $2 per square foot.


(b)   license agreements

The Company displays characters, names and logos on its products under license agreements that require royalties ranging from 7% to 17% of sales. The agreements expire through 1999 and require annual advance payments (included in prepaid expenses) and certain annual minimums. Royalties were $742,000, $346,000, and $363,000 for fiscal 1999, 1998 and 1997, respectively.

(c)   contingencies

The Company is a party to lawsuits and other contingencies in the ordinary course of its business. While the damages sought in some of these actions are material, the Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate.

	In December 1999, the American Apparel Contractors Association Workers' Compensation Fund filed suit against the Company's Thimble Square subsidiary for $13,000 plus interest of 1.5% per month from the due date (American Apparel Contractors Association Workers' Compensation Self-Insured Fund v. Thimble Square and Innovo Group). This amount represents the allocation to Thimble Square of the excess workers' compensation claims paid under the plan. The
Company has not accrued for the disputed funds in this case.

In November, 1999, the Company received a notice from the Internal Revenue Service ("IRS") asserting deficiencies in federal corporate income taxes for the Company's 1991 tax year. The total tax proposed by the IRS amounts to approximately $5.5 million plus interest. The Company believes that it has meritorious legal defenses to those deficiencies, as well as available net operating losses to offest any such deficiencies, and believes that the ultimate resolution of this matter will not have a material effect on the Company's financial statements.

In May, 1996, a foreign manufacturer that had previously supplied imported products to a nonoperating subsidiary, NASCO Products, filed suit against NASCO Products asserting that it is owed approximately $470,000, which was approximately $300,000 in excess of the amount previously recorded on the books of NASCO Products. NASCO Products and the supplier had previously reached an agreement on the balance owed (which was the balance recorded), as well as an arrangement under which the schedule for NASCO Products' payments reducing the balance would be based on future purchases from that supplier of products distributed internationally by NP International. The Company denied the supplier's claims, and asserted affirmative defenses, including the supplier's late shipment of the original products, and the supplier's refusal to accept and fill NP International orders on terms contained in the agreement. This suit was settled and paid by the Company in 1999 for $200,000. The Company had previously recorded a liability of $170,000 for this suit and recorded the remaining settled amount in the third quarter of 1999.

In December 1991, a former employee filed suit against the Company, Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc.., et al., Case No. 91-64033, District Court of Harris County, Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045.62 on August 17, 1998. Thereafter, 20,000 shares of Common Stock which has been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. If the sale of that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall. The Company monitors the price of its stock in the market and make adjustments to the amount recorded in the financial statements as necessary.

In July 1992, a former employee filed suit against the Company and Spirco for alleging breach of an employment agreement and asserting other related claims (Wayne Copelin v. Innovo Group, Inc., et al., Case No. 11950, in the Chancery Court of Robertson County, Tennessee). When Spirco filed for bankruptcy in August 1993, the case proceeded against Innovo Group and a summary judgment of $100,000 was entered against it in March 1995. However, because the Copelin judgment was classified as a Class 8 Claim in the Spirco bankruptcy, the Company believed that the judgment was fully paid when it issued 35,211 shares of Common Stock to Copelin, in compliance with the confirmed Plan of Reorganization. When Copelin sought to enforce the judgment, Innovo Group, as the successor by merger to Spirco, brought a motion in the Spirco bankruptcy to enforce the terms of the Plan of Reorganization against Copelin.
The bankruptcy judge granted the motion and permanently enjoined Copelin from enforcing the judgment in an order entered on October 18, 1996. Copelin appealed to the United States District Court and on April 13, 1998, the District Court reversed. The case was appealed to the United States Third Circuit Court of Appeals. This court upheld the previous courts ruling. The Company recorded the $100,000 liability as of November 30, 1999.

(d)   liquidity

The Company has experienced recurring operating losses and negative cash flows from operations. Managment is currently taking steps to improve profitability by increasing the number of marketing personnel, introducing new products lines and by endeavoring to control and minimize fixed costs. The Company has taken several steps to improve liquidity during fiscal year 2000, as discussed in
Note 13 Subsequent Events.

Based on the foregoing, the Company believes that working capital will be sufficient to fund operations and required debt reductions during fiscal 2000. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to satisfy its interim working capital requirements would require the Company to constrict its operations and would have a materially unfavorable effect on the Company's financial statements.

NOTE 11 - SEGMENT DISCLOSURES

(a)   current operating segments

During 1999, the Company operated under the following operating segments (in '000's)

1999
                                Domestic   International   Corporate   Total
                                --------   -------------   ---------   -----
Revenues (net)                  $10,138     $   699        $   - -     $10,837
Gross Profits                     4,438         147            - -       4,585
Depreciation                        114         - -            173         287
Interest Expense                    104         - -            413         517

Segment Assets                    3,210         157          2,855       6,222
Expenditures for segment assets      92         - -             34         126

1998
                                Domestic   International   Corporate   Total
                                --------   -------------   ---------   -----
Revenues (net)                  $  5,353   $   1,437       $   - -     $6,790
Gross Profits                      1,742         555           - -      2,297
Depreciation                          72         - -           193        265
Interest Expense                     170         - -           333        503

Segment Assets                     1,941         - -         5,291      7,232
Expenditures for segment assets       81         - -           - -         81

1997
                                Domestic   International   Corporate    Total
                                --------   -------------   ---------    -----
Revenues (net)                  $6,351     $   1,550           - -      $7,901
Gross Profits                    1,946           652           - -       2,598
Depreciation                       107           - -           160         267
Interest Expense                   - -           - -           657         657

Segment Assets                   2,312           211         6,645       9,168
Expenditures for segment assets     35           - -           434         469

Corporate includes for 1998 and 1997 the remaining assets of a discontinued segment (see Note 11(b))

(b)   SALE OF THIMBLE SQUARE (DISCONTINUED OPERATIONS)

	On September 13, 1998 Thimble Square entered into a sale agreement with Confident Colors, LLC. ("Confident Colors"). Under the terms of the agreement, Confident Colors leased the Baxley, Georgia, facility and equipment for $3,000 monthly and succeeded to the business of Thimble Square. Thimble Square ceased all operations following the lease to Confident Colors. The Pembroke, Georgia, facility was sold on December 10, 1998 to H.N. Properties L.L.C. for $122,354 net of selling expenses. As a result of the cessation of the Thimble Square business and the sale of the Pembroke, Georgia, building to H.N. Properties, L.L.C., the Company recorded a loss totaling $1,401,000 including write off of unamortized goodwill and adjustment of property and equipment and assets under capital lease to their estimated net realizable values.
 Thimble Square's operations for the years ending November 30, 1998 and 1997 have been reclassified as discontinued operations on the statement of operations for those years. In conjunction with the disposition of assets of Thimble Square, the Company paid off, in December 1998, an aggregate of approximately $306,000 of debt collateralized by Thimble Square assets. The net assets of Thimble Square as of 1998 and 1997 are as follows:



                                    1998     	      1997
                                  -------          ------
	Accounts Receivable		         $    	   0	      $   65,000
	Inventory			                      12,000          207,000
	Other Current Liabilities			           0   	       61,000
	Property, Plant and Equipment	 1,020,000	       1,526,000
	Accumulated Depreciation		      (241,000) 	      (196,000)
	Goodwill				                           0	         702,000
	Other Long-Term Assets			              0	          12,000
	Current debt			                 (327,000)        (287,000)
	Accounts Payable		               (19,000)         (45,000)
	Accrued Expenses		               (55,000)         (76,000)
	Long-term Debt			               (173,000)        (365,000)
                                ---------        ---------
                         					$   217,000     	 $1,604,000

NOTE 12 - RELATED PARTY TRANSACTIONS

	Certain officers and directors loaned the Company cash throughout 1999. The outstanding amount on these loans totaled
$100,000 as of the end of the year.

During the first quarter of 1999, the Company borrowed in aggregate of $300,000 from two officers. This debt was converted to 150,000 shares of common stock on February 26, 1999 at $2 per share, which approximated fair value.

During the second quarter of 1999, officers loaned the Company
$100,000. These loans were sold to other investors and converted to common stock valued at $1 per share which approximated fair value.

During the third quarter of 1999, an officer loaned the Company $212,000 in two fundings of $20,000 and $192,000. The
$20,000 was repaid within three days without interest. The $192,000 was repaid during the third quarter with 8.5% annualized interest.

During the fourth quarter of 1999, an officer loaned the Company $100,000 in two separate loans of $50,000. These loans bear interest at 10% and mature on June 30, 2000.

NOTE 13 - SUBSEQUENT EVENTS

In December 1999, the Company borrowed an aggregate of $435,000 from an officer under two promissory notes in the amounts of $160,000 and $275,000, respectively. These notes mature on June 30, 2000 and bear interest at the rate of 9% and 10% per annum respectively.

During January 2000, the Company borrowed $200,000 from an officer. This loan bears interest at 10% and matures on June 30, 2000.

During February 2000, the Company borrowed $80,000 from an officer. This loan bears interest at 10% and matures on June 30, 2000.

On February 28, 2000, the Company converted $500,000 of the borrowings from an officer (described above) into equity by issuing 423,729 shares of Common Stock.

On February 29, 2000, the Company sold 100,000 shares of
Common Stock in a private placement for $100,000.

Effective March 1, 2000, the Company's Chairman and CEO has committed to provide additional cash funding, as may be required from time to time, of up to $500,000. These funds will be available to the Company through November 30, 2000 to satisfy any short-term working capital needs.

On March 8, 2000, the Company sold 100,000 shares of Common
Stock in a private placement for $100,000.

ITEM 9. CHANGES IS AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The information set forth under the captions "Directors and Executive Officers" contained in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

	The information set forth under the captions "Compensation" and "Employment and Stock Option Agreements" contained in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information set forth under the caption "Beneficial
Ownership of Common Stock" contained in the Company's 2000 Proxy
Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information set forth under the caption "Certain
Relationships and Related Transactions" contained in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) (1)  Financial Statements.  See Item 8.

    (2)  Financial Statement Schedules


Report of Independent Certified Public
Accountants on Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

(3)  Exhibits

Exhibit			                                                								Reference
Number	Description									                                          No.

3.1		Form of Amended and Restated Certificate
     of Incorporation of Registrant.						                        3.1 (12)

3.2		Amended and Restated Bylaws of Registrant.*				              4.2 (5)

4.1		Article Four of the Registrant's Amended and
     Restated Certificate of Incorporation (included in
     Exhibit 3.1)*

10.1		Registrant's 1991 Stock Option Plan.*					                 10.5 (2)

10.3		Note executed by NASCO, Inc. and payable to
      First Independent Bank, Gallatin, Tennessee
      in the principal amount of $950,000 dated
      August 6, 1992.*								                                   10.21 (2)

10.4		Deed of Trust between NASCO, Inc. and First
      Independent Bank, Gallatin, Tennessee dated
      August 6, 1992.*								                                   10.22 (2)

10.5		Authorization and Loan Agreement from the
      U.S. Small Business Administration, Nashville,
      Tennessee dated July 21, 1992.*						                      10.23 (2)

10.6		Indemnity Agreement between NASCO, Inc. and
      First Independent Bank, Gallatin, Tennessee.*					         10.24 (2)

10.7		Compliance Agreement between NASCO, Inc. and
      First Independent Bank, Gallatin, Tennessee
      dated August 6, 1992.*							                              10.25 (2)

10.8		Assignment of Life Insurance Policy issued
      by Hawkeye National Life Insurance Company
      upon the life of Patricia Anderson-Lasko to
      First Independent Bank, Gallatin, Tennessee
      dated July 31, 1992.*						                               	10.26 (2)

10.9		Guaranty of Patricia Anderson-Lasko on behalf
      of NASCO, Inc. in favor of First Independent
      Bank, Gallatin, Tennessee dated August 6, 1992.*				       10.27 (2)

10.10		Guaranty of Innovo Group Inc. on behalf of
       NASCO, Inc. in favor of First Independent Bank,
       Gallatin, Tennessee dated August 6, 1992.*					           10.28 (2)

10.11		Guaranty of Innovo, Inc. on behalf of NASCO,
       Inc. in favor of First Independent Bank,
       Gallatin, Tennessee dated August 6, 1992.*					          10.29 (2)

10.12		Guaranty of NASCO Products, Inc. on behalf of
       NASCO, Inc. in favor of First Independent Bank,
       Gallatin, Tennessee dated August 6, 1992.*					          10.30 (2)

10.22		Form of Common Stock Put Option.*					                   10.61 (6)

10.28		License Agreement dated January 24, 1994
       between NFL Properties Europe B.V. and NASCO
       Marketing, Inc.*							                                 	10.66 (9)

10.29		License Agreement dated July 7, 1997 between
       National Football League Properties, Inc. and
       Innovo Group Inc.

10.32		Form of Amendment to Common Stock Put Option.*				       10.72 (9)

10.33		Agreement dated July 31, 1995 between NASCO
       Products, Inc. and Accessory Network Group, Inc.*				    10.1 (11)

10.36		License Agreement dated August 9, 1995 between
       Innovo, Inc. and NHL Enterprises, Inc.*					             10.49 (12)

10.37		License Agreement dated August 9, 1995 between
       NASCO Products International, Inc. and NHL
       Enterprises, B.V.*							                                10.50 (12)

10.38		License Agreement dated December 15, 1995
       between Major League Baseball Properties, Inc.
       and Innovo Group Inc.*							                           10.51 (12)

10.39		License Agreement dated October 6, 1995
       between Major League Baseball Properties
       and NASCO Products International, Inc.*				            	10.52 (12)

10.40		License Agreement dated August 1, 1997
       between NBA Properties, Inc. and Innovo, Inc.

10.41		License Agreement dated August 1, 1997
       between NBA Properties, Inc. and NASCO
       Products International, Inc.

10.42		Merger Agreement dated April 12, 1996 between
       Innovo Group Inc. and TS Acquisition, Inc.
       and Thimble Square, Inc. and the Stockholders
       of Thimble Square, Inc.*							                          10.1 (13)

10.43		Property Acquisition Agreement dated
       April 12, 1996 between Innovo Group Inc.,
       TS Acquisition, Inc. and Philip Schwartz
       and Lee Schwartz.*							                                10.2 (13)

10.45		License Agreement between Innovo Group Inc.
       and Warner Bros. dated June 25, 1996.*					              10.45(15)

10.46		License Agreement between Innovo Group Inc.
       and Walt Disney dated September 12, 1996.*					          10.46(15)

10.47		Indenture of Lease dated October 12, 1993
       between Thimble Square, Inc. and Development
       Authority of Appling County, Georgia*					               10.47(15)

10.48		Lease dated October 1, 1996 between Innovo,
       Inc. and John F. Wilson, Terry Hale, and
       William Dulworth*							                                10.48(15)

10.49		Incentive Stock Option between Samuel J. Furrow, Jr.
     		and Innovo Group Inc.							                            10.49

10.50		Incentive Stock Option between Samuel J. Furrow
     		and Innovo Group Inc.							                            10.50

10.51		Incentive Stock Option between Robert S. Talbott
     		and Innovo Group Inc.							                            10.51

10.53		Manufacturing and Distribution Agreement between
     		Nasco Products International and Action Performance
       Companies, Inc.		                                       10.53

10.56		Sale Agreement of property in Pembroke, GA between
     		Thimble Square and H.N. Properties, L.L.C.					         10.56

10.57		Lease Agreement between Furrow-Holrob Development,
       L.L.C. and Innovo Group, Inc 							                    10.57

10.59  Promissory Note dated October 29, 1999 between
       Innovo Group Inc and Samuel J. Furrow

10.60  Promissory Note dated November 22, 1999 between
       Innovo Group Inc and Samuel J. Furrow

10.61  License Agreement with Roundhouse                       10.61

10.62  License Agreement with Paws, Inc.                       10.61

21		Subsidiaries of the Registrant						                       21 (13)

23.1		Consent of BDO Seidman, LLP (incorporated by
reference as Exhibit 23.2 to Registration
Statements No. 33-71576 and No. 333-12527).

27		Financial Data Schedule (appears only in
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

INNOVO GROUP INC.


By:/s/ Samuel J. Furrow
   ----------------------
   Samuel J. Furrow
   Chairman of the Board and Chief
   Executive Officer

March 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                           Date

/s/ Samuel J. Furrow, Chief Executive Officer		           March 14, 2000
----------------------------------------------
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director



/s/ Patricial Anderson-Lasko                          				March 14, 2000
-----------------------------
Patricia Anderson-Lasko
President and Director


/s/ Samuel J. Furrow, Jr.                               		March 14, 2000
-------------------------
Samuel J. Furrow, Jr.
Chief Operating Officer, Secretary and Director


/s/ Bradley T. White, Chief Financial Officer		          March 14, 2000
---------------------------------------------
Bradley T. White
Treasurer


/s/ Bradley T. White, Chief Accounting Officer		         March 14, 2000
----------------------------------------------
Bradley T. White
Treasurer


/s/ Marc B. Crossman                                  			March 14, 2000
--------------------
Marc B. Crossman
Director


/s/ Daniel Page				                                      March 14, 2000
---------------
Daniel Page
Director

/s/ Dr. John Looney			                                   March 14, 2000
-------------------
Dr. John Looney
Director


Report of Independent Certified Public Accountants on Financial
Statement Schedule

Board of Directors
Innovo Group Inc.


The audits referred to in our report to Innovo Group Inc. and subsidiaries, dated January 13, 2000, except for Note 13, as to which the date is March 8, 2000, which is contained in Item 8, included the audits of the schedule listed under Item 14(a)(2).
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Atlanta, Georgia
January 13, 2000, except for Note 13,
   as to which the date is March 8, 2000

                     INNOVO GROUP INC AND SUBSIDIARIES
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS



                                     Balance at  Charged      Charged to
                                     Beginning   to Costs     Other Accounts-   Deductions-        Ending Year
Description                          of Period   and Expense  Describe          Describe            Balance
-----------                          ---------   -----------  ---------------    ------------        ------------
Allowance for doubtful accounts:
    Year ended November 30, 1999     $   67,000  $ 86,000     $    - -         $   - -               $  153,000
    Year ended November 30, 1998        106,000    39,000          - -             78,000 (A)            67,000
    Year ended November 30, 1997         66,000    49,000          - -              9,000 (A)           106,000

Allowance for inventories:
    Year ended November 30, 1999     $   36,000  $ 68,000     $    - -           $   - -             $  104,000
    Year ended November 30, 1998         36,000       - -          - -               - -  (B)            36,000
    Year ended November 30, 1997         73,000       - -          - -             37,000 (B)            36,000

Allowance for deferred taxes:
    Year ended November 30, 1999     $3,808,000  $459,000     $    - -           $   - -             $4,267,036
    Year ended November 30, 1998      3,860,000       - -          - -             52,000             3,808,000
    Year ended November 30, 1997      3,415,000       - -      445,000               - -              3,860,000


Note A - Uncollected receivables written off, net of receivables.
Note B - Recovery of valuation reserve.







EXHIBIT 10.59
PROMISSORY NOTE (LUMP SUM)
	$50,000	October 29, 1999
		Knoxville, Tennessee


FOR VALUE RECEIVED, the undersigned, Innovo Group, Inc., a
Delaware corporation, (the "Borrower"), promises to pay to the order of Knoxville Motor Company, a Tennessee partnership (herein the "Lender"), the principal sum of Fifty Thousand Dollars ($50,000), with interest at the rate of ten percent (10%) per annum on the outstanding principal balance of this Promissory Note (the "Note") from the date hereof until fully paid as hereinafter provided.

The principal and interest due hereunder shall be payable to Lender in one lump sum on June 30, 2000, in lawful money of the United States of America, at 1808 North Cherry St., Knoxville, Tennessee 37917, or at such other place as Lender may designate from time to time in writing to Borrower. Borrower may prepay this Note in full or in part at any time without notice, penalty, prepayment fee, or payment of unearned interest. All payments hereunder received by Lender shall be applied first to accrued interest and then to principal.

Borrower agrees to pay Lender its reasonable attorneys' fees if an attorney is employed to collect this Note, whether or not suit is brought, and whether incurred in connection with collection, trial, appeal, or otherwise.

In no event shall the amount of interest due or payable hereunder exceed the maximum rate of interest allowed by applicable law, and in the event any such payment is inadvertently paid by Borrower or inadvertently received by Lender, then such excess sum shall be credited as a payment of principal, unless Borrower shall notify Lender, in writing, that Borrower elects to have such excess sum returned to it forthwith. It is the express intent hereof that Borrower not pay and Lender not receive, directly or indirectly, in any manner whatsoever, interest in excess of that which may be lawfully paid by Borrower under applicable law.

Any failure by Lender to exercise any right, remedy, or recourse shall not be deemed a waiver of such right, remedy, or recourse unless set forth in a written document executed by Lender, and then only to the extent specifically recited therein. A waiver or release with reference to one event shall not be construed as continuing, as a bar to, or as a waiver or release of any subsequent right, remedy, or recourse as to any subsequent event.

Borrower hereby (a) waives demand, presentment of payment, notice of nonpayment, protest, notice of protest and all other notice, filing of suit, and diligence in collecting this Note, in enforcing the Guaranty or the Pledge; (b) agrees to any substitution, addition, or release of any collateral or any party or person primarily or secondarily liable hereon; (c) agrees that Lender shall not be required first to institute any suit, or to exhaust its remedies against Borrower or any person liable under the Guaranty, the Pledge or any other agreement with respect hereto, or against any collateral in order to enforce payment of this Note; (d) consents to any extension, rearrangement, renewal, or postponement of the time of payment of this Note or the performance of any obligations under the Guaranty or the Pledge and to any other indulgence with respect thereto without notice, consent, or consideration; and (e) agrees that, notwithstanding the occurrence of any of the foregoing (except with the express written release by Lender or any such person), Borrower shall be and remain jointly and severally, directly, and primarily, liable for all sums due under this Note.

Each of the following shall constitute an Event of Default hereunder:

(a) Borrower shall fail to make any payment hereunder when due;

	(b) A proceeding shall be commenced against Borrower, under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or seeking the appointment of a receiver, liquidator, assignee, trustee, custodian, or similar official with respect to Borrower or any substantial part of Borrower's properties, and any such proceeding or any order or decree entered therein shall not have been dismissed within a period of forty-five
(45) days after the commencement thereof; and

(c) Borrower shall file a petition, answer or consent seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or Borrower shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment or taking possession of a receiver, liquidator, assignee, trustee, custodian, or other similar official with respect to Borrower or of any substantial part of Borrower's properties, or Borrower shall fail generally to pay its debts as such debts become due; and

Upon the occurrence of any Event of Default, the entire unpaid principal balance hereof, together with all unpaid interest accrued thereon, shall, at the option of Lender and without notice to Borrower, at once become due and payable and may be collected forthwith regardless of the stipulated date of maturity.

Time is of the essence of this Note.

This Note shall be construed and enforced in accordance with the laws of the State of Tennessee.

The pronouns used herein shall include, when appropriate, either gender and both singular and plural, and the grammatical construction of sentences shall conform thereto.

All references herein to any document, instrument, or agreement shall be deemed to refer to such document, instrument, or agreement as the same may be amended, modified, restated, supplemented, or replaced from time to time.

This Note is not a negotiable instrument.


IN WITNESS WHEREOF, Borrower has executed this instrument under seal as of the day and year first above written.

								INNOVO GROUP, INC


		By: /s/ Pat Anderson
      ----------------
	Title: President
        ---------


Attest: ____________________________
Title: __________________________

EXHIBIT 10.60
PROMISSORY NOTE (LUMP SUM)
	$50,000	November 22, 1999
		Knoxville, Tennessee


FOR VALUE RECEIVED, the undersigned, Innovo Group, Inc., a
Delaware corporation, (the "Borrower"), promises to pay to the order of Knoxville Motor Company, a Tennessee partnership (herein the "Lender"), the principal sum of Fifty Thousand Dollars ($50,000), with interest at the rate of ten percent (10%) per annum on the outstanding principal balance of this Promissory Note (the "Note") from the date hereof until fully paid as hereinafter provided.

The principal and interest due hereunder shall be payable to Lender in one lump sum on June 30, 2000, in lawful money of the United States of America, at 1808 North Cherry St., Knoxville, Tennessee 37917, or at such other place as Lender may designate from time to time in writing to Borrower. Borrower may prepay this Note in full or in part at any time without notice, penalty, prepayment fee, or payment of unearned interest. All payments hereunder received by Lender shall be applied first to accrued interest and then to principal.

Borrower agrees to pay Lender its reasonable attorneys' fees if an attorney is employed to collect this Note, whether or not suit is brought, and whether incurred in connection with collection, trial, appeal, or otherwise.

In no event shall the amount of interest due or payable hereunder exceed the maximum rate of interest allowed by applicable law, and in the event any such payment is inadvertently paid by Borrower or inadvertently received by Lender, then such excess sum shall be credited as a payment of principal, unless Borrower shall notify Lender, in writing, that Borrower elects to have such excess sum returned to it forthwith. It is the express intent hereof that Borrower not pay and Lender not receive, directly or indirectly, in any manner whatsoever, interest in excess of that which may be lawfully paid by Borrower under applicable law.

Any failure by Lender to exercise any right, remedy, or recourse shall not be deemed a waiver of such right, remedy, or recourse unless set forth in a written document executed by Lender, and then only to the extent specifically recited therein. A waiver or release with reference to one event shall not be construed as continuing, as a bar to, or as a waiver or release of any subsequent right, remedy, or recourse as to any subsequent event.

Borrower hereby (a) waives demand, presentment of payment, notice of nonpayment, protest, notice of protest and all other notice, filing of suit, and diligence in collecting this Note, in enforcing the Guaranty or the Pledge; (b) agrees to any substitution, addition, or release of any collateral or any party or person primarily or secondarily liable hereon; (c) agrees that Lender shall not be required first to institute any suit, or to exhaust its remedies against Borrower or any person liable under the Guaranty, the Pledge or any other agreement with respect hereto, or against any collateral in order to enforce payment of this Note; (d) consents to any extension, rearrangement, renewal, or postponement of the time of payment of this Note or the performance of any obligations under the Guaranty or the Pledge and to any other indulgence with respect thereto without notice, consent, or consideration; and (e) agrees that, notwithstanding the occurrence of any of the foregoing (except with the express written release by Lender or any such person), Borrower shall be and remain jointly and severally, directly, and primarily, liable for all sums due under this Note.

Each of the following shall constitute an Event of Default hereunder:

(b) Borrower shall fail to make any payment hereunder when due;

	(b) A proceeding shall be commenced against Borrower, under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or seeking the appointment of a receiver, liquidator, assignee, trustee, custodian, or similar official with respect to Borrower or any substantial part of Borrower's properties, and any such proceeding or any order or decree entered therein shall not have been dismissed within a period of forty-five
(45) days after the commencement thereof; and

(c) Borrower shall file a petition, answer or consent seeking relief under Title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable federal or state bankruptcy law or other similar law, or Borrower shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment or taking possession of a receiver, liquidator, assignee, trustee, custodian, or other similar official with respect to Borrower or of any substantial part of Borrower's properties, or Borrower shall fail generally to pay its debts as such debts become due; and

Upon the occurrence of any Event of Default, the entire unpaid principal balance hereof, together with all unpaid interest accrued thereon, shall, at the option of Lender and without notice to Borrower, at once become due and payable and may be collected forthwith regardless of the stipulated date of maturity.

Time is of the essence of this Note.

This Note shall be construed and enforced in accordance with the laws of the State of Tennessee.

The pronouns used herein shall include, when appropriate, either gender and both singular and plural, and the grammatical construction of sentences shall conform thereto.

All references herein to any document, instrument, or agreement shall be deemed to refer to such document, instrument, or agreement as the same may be amended, modified, restated, supplemented, or replaced from time to time.

This Note is not a negotiable instrument.


IN WITNESS WHEREOF, Borrower has executed this instrument under seal as of the day and year first above written.

								INNOVO GROUP, INC


By: /s/ Pat Anderson
    ----------------
Title: President
       ---------


Attest: ____________________________
Title: __________________________






SALES AND MARKETING
AGREEMENT

THIS AGREEMENT, made this 7th day of September, 1999, by and between Innovo, Inc. (hereafter "Innovo"), with its principal places of business at 1808 North Cherry Street, Knoxville, Tennessee and Roundhouse Inc. (hereafter "Roundhouse"), with a principal place of business at 18700 Laurel Park Road, Rancho Dominguez, CA 90220, in consideration of the following promises and covenants agree as follows:


WITNESSETH:

WHEREAS, Innovo holds licenses for the use of the logos of numerous organizations to include the National Football League, the National Basketball Association, Major League Baseball, the National Hockey League, over 130 colleges, Garfield, several NASCAR drivers, Walt Disney and Warner Brothers as described further in exhibit A (hereinafter "Licenses").

WHERAS, Innovo currently designs, manufactures and markets soft-sided coolers as well as other products displaying its current licenses. Innovo will continue to design, market and manufacture soft-sided coolers displaying its current licenses as well as newly acquired licenses.

WHEREAS, Roundhouse designs, manufactures and markets soft-sided coolers under the brand names of Glacier Gear and Northland.

WHEREAS, Innovo and Roundhouse desire to enter into an agreement where
Innovo shall market and sell Glacier Gear and Northland products as set forth in Exhibit
B to this agreement ("The Products"). Said Products to display various licenses owned by
Innovo in place of the Glacier Gear or Northland logos.

WHEREAS, Innovo desires that Roundhouse present the Products for sale to certain accounts as set forth in Exhibit C to this agreement ("Roundhouse Accounts").

NOW, THEREFORE, in consideration of the mutual promises herein contained and for good and valuable consideration, receipt of which is hereby acknowledged by the parties, it is hereby agreed:


1.	Upon the terrns and conditions set forth herein, Roundhouse
shall grant
Innovo the right to sell and market the Glacier Gear and Northland products set forth in Exhibit B to this agreement. Said Products to bear Innovo's current and future licenses.

2. 	Innovo shall purchase the Products and any products
using the same or substantially similar designs as the Products solely through Roundhouse's partner, DS MAX.
Should DS MAX's current vendors be unable to supply the Products within reasonable timelines, Innovo shall have the right to introduce new vendors to DS MAX, and may purchase the Products from these vendors through DS MAX.
Said vendors shall be mutually approved by Innovo, DS MAX and Roundhouse.

3.	Innovo shall pay to Roundhouse, through DS MAX, a licensing
fee of 30% of the first cost of the Products, or products of the same or substantially similar design, when Innovo has initiated the sale to the account, or 50% of the first cost of the Products or or products of the same or substantially similar design, when Roundhouse has initiated the sale and the account is one of said accounts set forth in Exhibit C to this agreement Said licensing fee shall be paid at the time of the purchase of the Product. First cost shall be the price for the Products from the supplier, F.O.B. Hong Kong.

4.	Roundhouse shall provide Innovo with all product designs, and specifications required for the manufacturing of the products underlying the Product Line. Innovo will be responsible for providing finished artwork to be used with the products in the Product Line.

5.	Innovo shall be responsible for all aspects of account and
inventory management, including, but not limited to:
forecasting, purchasing, order processing, customer service, invoicing, shipping and returns. Roundhouse makes no claims or warranties as to the Products and it is understood that DS MAX and its suppliers are solely responsible for defects in the materials or workmanship of the Products.

6.	Upon change of control of Innovo's parent company Innovo Group
Inc., Innovo shall have the right to terminate this agreement upon 30 days written notice. Change of control shall be deemed to occur upon the change in ownership of more than 50% of Innovo Group Inc. stock.

6.	Nothing in this Agreement shall be construed as creating
ajoint venture or partnership between Seller and Purchaser.
Nor shall either party have the right, power or authority to create any obligation or duty, express or implied, on behalf of the other.

7.	In the event any provision of this Agreement is determined to be invalid, illegal, void or unenforceable, in whole or in part, such determination shall not be construed to invalidate the remaining provisions of this Agreement which shall remain in full force and effect.

8. Any claim or controvery arising out of or relating to this Agreement shall be settled by arbitration in accordance with the rules of the American Arbitration Association (or other mutually agreeable arbitrator) before a single arbitrator selected in accordance with those rules, and judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

9.	This Agreement shall be governed by and
construed in accordance with the laws of the State of Tennessee.

10.	This Agreement shall run for a term of 18
months and may be renewed or extended by the mutual, written agreement of Innovo and Roundhouse at or before its expiration.

11.	Any notice required or permitted to be
delivered to pursuant to this Agreement
shall be in writing and given by registered mail, facsimile transmission, telegram or in person to the parties at the following address:

(a)  Innovo:
     Innovo Inc
     1808 North Cherry Street
     Knoxville, TN  37917
     Attn: Pat Anderson
     Telephone: (423) 546-1110
     Facsimile: (423) 546-9277

(b)	Roundhouse:
    Roundhouse Inc.
    18700 Laurel Park Road
    Rancho Dominguez, CA 90220
    Attn:	Steven Oldroyd
    Telephone:	(310) 537-6000
    Facshnile:	(310) 537-6090

Any notice given shall be deemed
received as follows: for notice given by registered mail, upon the fourth day following the official postmark date; for facsimile, immediately upon transmission; for telegram upon receipt.

11.	This Agreement sets forth the entire
understanding of Innovo and Roundhouse
regarding the subject of this Agreement and supersedes all prior proposals, discussions or writings.


IN WITNESS WHEREOF, Innovo and Roundhouse have signed this Agreement on the 7th day of September, 1999.

Innovo                                   Roundhouse
/s/ Pat Anderson, President              /s/ Marc Chateau, VP Marketing
---------------------------              ------------------------------






                        "GARFIELD" LICENSING AGREEMENT

To:	Innovo, Inc.
1808 North Cherry Street
Knoxville, Tn 37917
United States

Contact Person: Lori Brewington
Telephone:	423.546.1110
Fax:	423.546.9277

1.	As the sole and exclusive worldwide owner of the copyrights in the characters that have regularly appeared in the "GARFIELD" comic strip created by Jim Davis (the "Licensed Property"), Paws, Incorporated ("Paws") grants to you, under the terms and conditions of this Agreement, a non-exclusive license to use the Licensed Property solely on or in connection with the manufacture, sale and advertisement of the following described articles ("Licensed Articles") solely within the United States, its territories and possessions, and Canada (the "Licensed Territory"):

Licensed Articles:

Tote bags; carry-all bags; sport bags; laundry bags; backpacks;
trolly carts; lunch bags; soft sided lunch bag coolers; aprons
(Kiddy, adult gourmet with or without pockets, chef's choice, waist, bar-b-que); and, adult vests and pencil cases.

This license includes the right to affix the Licensed Property on or to packaging, advertising and promotional materials sold or used in connection with the Licensed Articles ("Collateral Materials").
The Licensed Property may not be used by you in any way on or in connection with the Internet
(including the World Wide Web) without the advance, written consent of Paws.

Trademarks owned by Paws in the Licensed Territory ("Paws'
Trademarks") and associated with the
Licensed Property may be used by you on or in connection with the Licensed Articles and Collateral
Materials, subject to the terms of this Agreement.

2.	This license will commence on March 1, 1999 and will continue until March 31, 2001, provided you honor the terms of this Agreement. So long as you are in compliance with the terms of this Agreement and upon your written request, Paws agrees to commence negotiations with you for a possible renewal of this Agreement 90 days before the expiration date of this Agreement.

3.	You agree to pay Paws royalties equal to 10.00% of your usual
"net sales price" for all Licensed Articles sold to third parties in the course of your sales activities. If you sell any Licensed Article(s) to any party affiliated with you, or in any way directly or indirectly related to or under common control with you, at a price less than the regular price charged to third parties, the royalty payable to Paws shall be computed on the basis of the regular price charged to third parties. A
Licensed Article is considered "sold" when you first claim a right to payment. "Net Sales Price" means gross sales price less sales tax, and customary trade discounts and returns, but without deduction for any other items like commissions, assessments, expenses, or uncollectible accounts. As a credit against royalties, your non-refundable advance is $2,500.00, which is due upon your execution of this Agreement. In addition, you guarantee that you will pay Paws minimum royalties in the amount of $12,500.00 (which is over and above your advance) on or before expiration or earlier termination of this Agreement. Therefore, the total of your advance and minimum guarantee is $15,000.00. You agree to make the following additional nonrefundable advance payments, in the amounts and on the dates specified, unless exceeded by earned royalties due on the payment date:
Five (5) payments in the amount of $2,500 USD each on the following payment dates: January 31, 2000; April 30, 2000; July 31, 2000; October 31, 2000; and, on January 31, 2001.

Paws is under no obligation to execute this Agreement. To be considered for execution, this Agreement must be returned to Paws within thirty (30) days along with payment of the above stated advance (if any). Paws will not negotiate the advance payment until after it has signed this Agreement.

4. Throughout the term of this Agreement you agree to use reasonable and good faith efforts to advertise, promote and sell the Licensed Articles in the Licensed Territory. You have also agreed to sell the Licensed Articles at a competitive price. "Bundling" or other use of the Licensed Articles designed to encourage or facilitate the sale of your other products or services shall be subject to the advance written consent of Paws. In no event will you "dump" or sell or offer to sell the Licensed Articles at a price below cost. If you are unable to maintain regular sales of a particular Licensed Article, Paws will have the right on 30 days advance notice to you to terminate the license granted by this Agreement with respect to such Licensed Article.

5. You also agree to exert your reasonable and good faith efforts to perform in accordance with written Marketing Plans for the Licensed Articles that you provide to Paws. If you have not already done so, you agree to provide Paws with your initial Marketing Plan within 30 days of your signing of this Agreement. Additional Marketing Plans will be done by you on each yearly anniversary of the commencement date of this Agreement. Your Marketing Plans will describe for each Licensed Article your marketing timetable, sales projections, channels and methods of distribution, anticipated advertising support, and such other information as Paws may reasonably request.

6. You agree that you will not grant sublicenses under this Agreement and that you will not transfer or assign the license granted by this Agreement, and that you will not delegate your duties to anyone else. If you do not at all times manufacture the Licensed Articles, you agree that: (a) you will at all times provide Paws with a complete and accurate list of each and every manufacturer, including name, address, contact person, phone number, and articles manufactured; (b) no manufacturer will produce any Licensed Article unless it has received and is in compliance with a Conditional Consent to Manufacture letter from Paws; and (c) a failure of a manufacturer to at all times comply with the conditions of the Conditional Consent to Manufacture letter shall also constitute a breach under this Agreement.

Upon advance notice and during normal business hours, you agree to enable Paws or its representative to inspect the facilities where the Licensed Articles are being manufactured, and to review, inspect and copy all applicable production and shipping records relating to the Licensed Articles.

7. Before you may use the Licensed Property (or Paws' Trademarks) in any fashion, you agree to submit to us for our approval the following materials for each Licensed Article: (1) a generic sample of each Licensed Article showing the general quality of each Licensed Article to be sold by you; (2) a concept for each proposed Licensed Article, showing rough art and product design; (3) finished artwork for each Licensed Article; and (4) a pre-production prototype sample of each Licensed Article, showing the exact form, finish and quality that each Licensed Article will have when sold. You agree to get Paws' prior written approval for each Licensed Article at each of the above steps, as well as our prior written approval of any Collateral Materials for each Licensed Article.

Upon approval of the prototypes and/or Collateral Materials, you agree that all Licensed Articles sold shall conform to the approved prototype(s) in all material respects, and that the Collateral Materials will not be modified in any material fashion without the advance consent of Paws. You agree to send immediately to Paws twelve production samples from the first production run for each Licensed Article, and for all Collateral Materials. You agree that you will not sell, distribute or use, or permit any third party to sell, distribute or use any Licensed Article or any Collateral Material that is damaged, defective, a second, or that otherwise fails to conform in all material respects to the approved prototypes and/or Collateral Materials as approved.

Paws will respond to your requests for approval as soon as it reasonably can, and in case of disapproval, Paws will explain to you why. Paws will exercise its approval rights in good faith. Paws will have no duty to respond to requests for approval during any period of time that money owed by you to Paws is due and unpaid, or during any period of time that you are otherwise not in compliance with your duties and obligations under this Agreement. From time to time after you have commenced production of the Licensed Articles, you agree, at your own expense, to furnish Paws upon request with a reasonable number of random production samples of any Licensed Article and/or any Collateral Materials. Paws may purchase additional samples from you at your cost of manufacture plus ten percent (10%).

You agree that Paws may require the artwork of the Licensed
Property to be updated on any Licensed Articles or Collateral
Materials three years after Paws' first approval of the item.

8. Unless Paws gives you permission in writing, all character art and editorial for the Licensed Articles and Collateral Materials must be provided by Paws, and only current art may be used. Paws will provide you with existing art at its standard rates for reproduction, handling and mailing. All custom art work must be done by Paws (unless you are authorized in writing by Paws), and you will be charged a competitive price. If Paws authorizes you to do art and/or editorial for a Licensed Article or Collateral Materials, you agree that all rights in such works, including but not limited to the copyrights therein, and/or the trademarks (excepting your previously established trademarks), including goodwill represented thereby, shall upon creation be transferred and assigned to Paws and shall be deemed to be the property of Paws. The original media upon which all art and editorial relating to the Licensed Property resides, whether created by you or any other person at your request, shall be owned by us and will be delivered to us with the items described in paragraph 19 below. You agree to execute and cause to be executed by your employees and/or contractors such documents as Paws may request to carry out the intent of this paragraph.

All art which Paws provides to you, in whatever media and for whatever purpose, shall be promptly returned to Paws upon the request of Paws, except for art reasonably required for authorized current production of Licensed Articles. You acknowledge that all such art is proprietary to Paws, may only be used for your authorized activities under this Agreement, and you agree that such art shall not be delivered to or made available for use by any third party.

9. Paws will obtain in its own name and at its own expense trademark, copyright or other proprietary protection for the Licensed Property or the Licensed Articles and/or Collateral Materials as Paws deems appropriate. In order for Paws to accomplish this, you agree to provide Paws upon request with information relating to the date when a Licensed Article was first placed on sale, the dates of first use of the Licensed Property on any Licensed Article, and such other information as Paws may reasonably request, including similar information relating to Collateral Materials. You agree that you will not seek or obtain any trademark, copyright or other protection or take any other action which rnight affect Paws' ownership of any of the rights in the Licensed Property (or Paws' Trademarks). You understand and agree that your use of the Licensed Property (and Paws' Trademarks) shall inure to Paws' exclusive benefit and that you will not acquire any rights by virtue of any use you may make of the Licensed Property (or Paws' Trademarks), other than as specifically set out in this Agreement.

You agree that the Licensed Articles and all Collateral Materials shall bear such permanent copyright and other proprietary rights notices as Paws may direct, and incorporate a Paws' Trademark if requested by Paws. Further, if requested by Paws, you agree that you will cause to appear on or within each Licensed Article, by means of a tag, label, imprint or other specified device, information to establish that the Licensed Article is an authorized licensed product properly produced and sold under this Agreement. You also agree that the placement of your own legitimate proprietary notices on the Licensed Articles or any Collateral Materials will be subject to the advance approval of Paws, which approval will not be unreasonably withheld.

If Paws thinks it appropriate, you also agree to execute and cause to be executed by your employees and/or contractors such documents as Paws may request to carry out the intent of this paragraph.

10. You agree that the quality and style of the Licensed Articles as well as the quality and style of all Collateral Materials shall be at least as high as the best quality of similar products and promotional, advertising and packaging material sold or distributed by you in the Licensed Territory. You also warrant that the Licensed Articles and Collateral Materials: (1) will not infringe upon or violate any rights of any third party (exclusive of Paws' rights in the Licensed Property); (2) will be of high standard in style, appearance and quality; (3) will be safe for use by consumers and others; (4) will be in compliance with all applicable governmental laws, rules or regulations; and (5) will not be sold or distributed in any manner or in any place not specifically authorized by this Agreement.

11. Upon obtaining the advance written consent of Paws, the Licensed Articles may be used as gifts with purchases or as premiums (such as in connection with joint merchandising programs; giveaways; or other kinds of promotional programs designed to promote the sale of the Licensed Articles or other goods or services). The license granted by this Agreement does not include, however, the right to sell, distribute, or offer to sell or distribute, the Licensed Articles for purposes of sale:
(a) outside of the Licensed Territory; (b) in connection with or in relation to the release of a movie featuring the Licensed Property in any format, and whether a theatrical release, or release in any format principally designed for home entertainment, or in any other manner; or (c) in connection with or in relation to a themed attraction, such as a themed restaurant, theme park, themed attraction at a park, et cetera.

12. Within thirty (30) days after the end of each calendar quarter, you agree to provide Paws with payment in U.S. dollars of all royalties due on all Licensed Articles sold in such period, together with a complete and accurate statement of your Net
Sales of the Licensed Articles for such period. Each statement will include information by s.k.u. and by country (if the Licensed Territory includes more than one country) as to the number, description and gross selling price of the Licensed Articles shipped or sold by you during each such period, earned royalties due, the nature and amount of any allowable deductions and/or credits, and such other information as we may reasonably request. Each statement shall be due regardless of whether or not royalties are payable with respect to such period. Each payment for a given reporting period shall be the greater of:
(a) royalties owed on account of sales occurring during the reporting period; or (b) scheduled nonrefundable advance payments (if applicable); or (c) due and unpaid balance of a minimum royalty guarantee. The reporting and payment period shall be changed from quarterly to monthly upon default by you under this Agreement, unless Paws otherwise agrees in writing.

Should Paws elect to do so during the term of this Agreement or within 2 years after the expiration or termination of this Agreement, you agree to allow Paws (or its designee) access to your books and records and/or facilities and you agree to cooperate with Paws in conducting an audit of your activities relating to this Agreement. Acceptance by Paws of any statement furnished or royalty paid will not preclude Paws from questioning the correctness thereof.

You also agree that time is of the essence with respect to all royalty payments to be made under this Agreement, and that any sums of money that are owed to Paws by you under this Agreement and not paid when due shall bear interest at the rate of one and one-half percent (1-1/2%) per month. if any audit performed by Paws, or on Paws' behalf, identifies a shortfall of 5% or more in royalties due for any Licensed Article in any calendar quarter, you agree to reimburse Paws for its reasonable charges and expenses associated with conducting the audit, including but not limited to out of pocket expenses and professional fees paid. If any audit performed by Paws, or on Paws' behalf, identifies an overpayment by you in royalties for any Licensed
Article in any calendar quarter, Paws agrees to reimburse you after first deducting its reasonable charges and expenses associated with conducting the audit, including but not limited to out of pocket expenses and professional fees paid.

All royalty payments and all royalty statements shall be submitted to Paws at: Paws, Incorporated, 5440 E. County Road 450 N.,
Albany, Indiana, U.S.A. 47320-9728, or as may otherwise be directed by Paws in writing.

13. You agree to promptly advise Paws as soon as you become aware of any unauthorized use of the Licensed Property and to reasonably cooperate (without direct expense to you) with Paws in stopping or attempting to stop any such infringing activity.

14. If requested by Paws to do so, you agree to deliver to authorized Paws' licensee(s), at your cost of duplication or fabrication plus 10%, a duplicate of all molds, dies, films, patterns, or similar items from which the Licensed Articles and any Collateral Materials were made, and which incorporate element(s) of the Licensed Property (or Paws' Trademarks). Such licensees shall be authorized by Paws to use such materials only for advertising and sales outside of the Licensed Territory.

15. Paws represents to you that it has the exclusive right to grant this license for the Licensed Property to you, and if anyone claims that your approved use of the Licensed Property infringes any ownership right or claim of another person, you agree to notify Paws immediately. Paws will then take over the handling of the claim and protect you against monetary losses (but excluding lost profits) that you sustain as a result of such a claim. You agree to reasonably cooperate with Paws (without direct expense to you) in handling and resolving the claim and to do nothing to interfere with the ability of Paws to defend and resolve the same.

16. You agree to defend, indemnify and save Paws harmless from and against any and all claims, demands, causes of action, judgments, damages, losses, costs and expenses (including reasonable attorneys' fees) arising from any claim or demand made against Paws by any third party and arising from or in connection with the conduct of your business, or your activities under this Agreement (except for claims covered by the preceding paragraph). Your obligation under this paragraph will include any claims or demands arising out of the activities of and/or made by your employees, agents, representatives, distributors, retailers, or manufacturers.

Paws agrees to defend, indemnify and save you harmless from and against any and all claims, demands, causes of action, judgments, damages, losses, costs and expenses (including reasonable attorneys' fees) arising from any claim or demand made against you by any third party and arising from or in connection with the conduct by Paws of it's business, or the activities of Paws under this Agreement, excluding those claims covered by paragraph fifteen (15) above. The obligation of Paws under this paragraph will include any claims or demands arising out of the activities of and/or made by Paws' agents or employees.

17. You also agree to carry and maintain in effect at your expense during the term of this Agreement (and for 3 years thereafter if it is a "claims made" policy as opposed to an "occurrence" policy) Comprehensive General Liability Insurance (including product liability insurance) from a qualified insurance company providing protection in the minimum amount of Two Million
Dollars per person and Five Million Dollars per occurrence, and providing protection against any claim, liability, damage, loss, cost or expense arising out of any alleged or actual negligence or other fault chargeable to you. Such insurance shall name
Paws, its directors, officers, employees and agents, as additional insureds, and provide that no modification, lapse or termination shall occur without 30 days advance written notice to Paws. You agree to provide Paws with a certificate evidencing that such insurance is in place.

18. (a) You shall be considered in breach of this Agreement if: (a) you sell or offer to sell any item not included within the description of Licensed Article(s); or (b) you sell or offer to sell any Licensed Article which has not been approved in advance by Paws as required by the terms of this Agreement; or (c) if you should fail to perform any of your other obligations under this Agreement, and such failure continues for fifteen (15) days after Paws has notified you in writing of the failure. If you are in breach of this Agreement, then Paws may, at its option, and upon written notice to you: (i) terminate this Agreement, whereupon all guarantees, and accrued royalties, shall be immediately due and payable; (ii) declare all guarantees immediately due and payable; (iii) suspend the performance of any of its duties, including the right to suspend responding to requests for approvals; and/or (iv) pursue any and all remedies available at law or in equity. Upon expiration or termination of this Agreement, all rights granted in this Agreement shall revert to Paws, and you agree to immediately stop doing everything relating to the Licensed Articles and the Licensed Property (or Paws' Trademarks). Paws will also be entitled to recover all of its costs and expenses (including reasonable attorney fees) which it incurs in enforcing its rights. Written notice under this paragraph may be given by facsimile transmittal.

(b) Before Paws shall be considered in breach of this Agreement, or as having failed to perform any duty or obligation to you, you must first notify Paws in writing of any such failure, describing the alleged failure with specificity, whereupon Paws shall have a period of fifteen (15) business days to cure or remedy any such failure. if any such failure is not remedied within said fifteen (15) business days, then you are entitled to pursue such remedies as may be available to you.

19. Upon the earlier of (i) expiration of this Agreement; (ii) termination of this Agreement; or (iii) regular sales are no longer being made for a particular Article(s), you agree to deliver to Paws all molds, dies, films, patterns, or similar items from which the Licensed Articles and any Collateral Materials were made, together with all original art work, all of which shall be deemed as solely owned by Paws; provided, that the preceding sentence shall not apply to items created by you and which do not incorporate element(s) of the Licensed Property (or Paws' Trademarks) and which are readily distinguishable from the Licensed Property (or Paws' Trademarks). In addition, upon expiration or earlier termination, you agree to terminate all agreements with manufacturers, distributors, and others which relate to the manufacture, sale, distribution and use of the Licensed Property (or Paws' Trademarks) and/or the Licensed Articles.

20. Thirty (30) days before expiration of this Agreement, you promise to give Paws a written inventory of all Licensed Articles in your possession or control, whereupon you will have the non-exclusive right to sell-off the Licensed Articles so listed for a period of 90 days following the expiration date of this Agreement, subject to the payment of royalties on such sales in accordance with the terms of this Agreement. Paws will have the right, if it so elects, to buy any or all of the Licensed Articles listed on the inventory at your cost of manufacture. You will not have any sell-off rights in the event of termination of this Agreement, but you must nonetheless provide to us, within 15 days after termination, a written inventory of all Licensed Articles in your possession or control.

21. You agree that this Agreement does not create a partnership or joint venture between you and Paws, and that you will have no power to obligate or bind Paws in any manner whatsoever. While this Agreement is in effect, you grant permission to Paws to use your name to notify others that you are an authorized GARFIELD Licensee, and to promote the Licensed Articles. if you develop or maintain any list of consumers of the Licensed Articles, you agree to provide a copy upon request to Paws.

22. You agree that no waiver by Paws of your failure to perform any of your obligations under this Agreement and/or any material breach of any provision of this Agreement shall be deemed a waiver of a subsequent failure and/or breach. You acknowledge that you have had this Agreement reviewed by your attorney (or have had the opportunity to do so), and that you have had the opportunity to request changes or revisions; accordingly, you agree that any rule of contract interpretation or construction to the effect that ambiguities or uncertainties will be construed against the drafting party shall not be applied to the interpretation or construction of this Agreement.

23. This Agreement constitutes the entire agreement between you and Paws and supersedes all prior discussions and agreements with respect to the Licensed Articles for the term hereof. You agree that this Agreement will be controlled by the laws of the State of Indiana, regardless of the place or places of its physical execution and performance. This Agreement may only be modified in writing, signed by both parties. If any term or provision is declared invalid, all other provisions shall remain in full force and effect. Each party agrees to notify the other of any change in mailing address or change in operational personnel.

Paws, Incorporated

By:  /s/ Richard Hamilton, Vice President
     -----------------------------------

Date: 4-8-99
      ------

Innovo, Inc.

By:  /s/ Pat Anderson
     ----------------

Printed Name and Title:  Pat Anderson, President
                         -----------------------
EX-27

Financial Data Schedule

[S]                                   [C]                  [C]

[PERIOD-TYPE]                         12-MOS               12-MOS
[FISCAL-YEAR-END]                     NOV-30-1999          NOV-30-1998
<PERIOD END>                          NOV-30-1999          NOV-30-1998
[CASH]                                          0                 1078
[SECURITIES]                                    0                    0
[RECEIVABLES]                                1314                  775
[ALLOWANCES]                                 (153)                 (67)
[INVENTORY]                                  1968                 1101
[CURRENT-ASSETS]                             3132                 3154
[PP&E]                                       5322                 6119
[DEPRECIATION]                              (2280)               (2082)
[TOTAL-ASSETS]                               6222                 7232
[CURRENT-LIABILITIES]                         2513                 3229
[BONDS]                                      1979                 2234
[PREFERRED-MANDATORY]                           0                    0
[PREFERRED]                                     0                    0
[COMMON]                                      629                  538
[OTHER-SE]                                   1101                 1184
[TOTAL-LIABILITY-AND-EQUITY]                 6222                 7232
[SALES]                                     10837                 6790
[TOTAL-REVENUES]                            10837                 6790
[CGS]                                        6252                 4493
[TOTAL-COSTS]                               11490                 8696
[OTHER-EXPENSES]                             (280)                (142)
[LOSS-PROVISION]                              109                   58
[INTEREST-EXPENSE]                            517                  503
[INCOME-PRETAX]                             (1340)               (2267)
[INCOME-TAX]                                    0                    0
[INCOME-CONTINUING]                         (1340)                (267)
[DISCONTINUED]                                 (1)                   0
[EXTRAORDINARY]                                 0                    0
[CHANGES]                                       0                    0
[NET-INCOME]                                (1341)               (4014)
[EPS-BASIC]                               (0.22)               (0.49)
[EPS-DILUTED]                               (0.22)               (0.49)