Form 10-Q
period 2000-02-28
INNOVO GROUP INC
filed 2000-04-19
CIK 844143

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-Q


                                 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2000


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

     As of April 14, 2000, 7,314,801 shares of common stock were outstanding.




                        PART 1 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of February 29, 2000 and
  November 30, 1999
Condensed Consolidated Statements of Operations for the three months ended February 29, 2000 and 1999
Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2000 and 1999
Notes to Consolidated Financial Statements



                        INNOVO GROUP INC AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000's except for share data)

                                                    2/29/00         11/30/99
                                                    -------         --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    --         $     --
  Accounts receivable net of allowance                1,249            1,161
  Inventories                                         1,885            1,968
  Prepaid expenses & other current assets                22                3
                                                    -------          -------
  TOTAL CURRENT ASSETS                                3,156            3,132

PROPERTY, PLANT and EQUIPMENT, net                    3,065            3,042
OTHER ASSETS                                             31               48
                                                    -------          -------

TOTAL ASSETS                                        $ 6,252          $ 6,222
                                                    -------          -------
                                                    -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                     $ 1,257          $   959
  Current maturities of long-term debt                   75               75
  Accounts payable                                      718              623
  Accrued expenses                                      837              856
                                                    -------          -------

  TOTAL CURRENT LIABILITIES                           2,887            2,513
                                                    -------          -------
LONG-TERM DEBT, less current maturities               1,958            1,979
                                                    -------          -------
TOTAL LIABILITIES                                     4,845            4,492

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par - shares
    Authorized 15,000,000
    Issued 6,822,761 in 2000, 6,299,032 in 1999         681             629
  Additional paid-in capital                         32,088          31,540
  Promissory note - officer                            (703)           (703)
  Receivable from stockholder                          (100)           ---
  Deficit                                           (28,133)        (27,310)
  Treasury stock                                     (2,426)         (2,426)
                                                    --------        --------
TOTAL STOCKHOLDERS' EQUITY                            1,407           1,730
                                                    --------        --------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY          $ 6,252         $ 6,222
                                                    --------        --------
                                                    --------        --------

See accompanying notes to consolidated condensed financial statements




                    INNOVO GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (000's except per share data)

                                                           Three Months Ended
                                                           2/29/00    2/28/99
                                                           -------    -------
NET SALES                                                  $   812    $ 1,065
COST OF GOODS SOLD                                             526        739
                                                           -------    -------
  Gross profit                                                 286        326

OPERATING EXPENSES
  Selling, general and administrative                          923        798
  Depreciation and amortization                                 79         63
                                                           -------    -------
                                                             1,002        861

LOSS FROM OPERATIONS                                          (716)      (535)

INTEREST EXPENSE                                               (82)       (91)
OTHER INCOME (EXPENSE), net                                    (25)        34
                                                           -------    -------

LOSS BEFORE INCOME TAXES                                      (823)      (592)

INCOME TAXES (BENEFIT)                                           -          -
                                                           -------    -------

LOSS FROM CONTINUING
  OPERATIONS                                                  (823)      (592)

DISCONTINUED OPERATIONS
  Results from Thimble Square operations                         -        (40)
                                                           -------    -------
NET LOSS                                                      (823)      (632)
                                                           -------    -------
                                                           -------    -------

LOSS PER SHARE:
  Continuing operations                                    $(0.13)    $ (0.11)
  Discontinued operations                                  $(0.00)    $ (0.01)
  Net loss                                                 $(0.13)    $ (0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING                         6,310       5,431

See accompanying notes to consolidated condensed financial statements




                     INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (000's except per share data)

                                                         2/28/00       2/28/99
                                                         -------       -------
CASH FLOWS FROM OPERATING  ACTIVITIES
  Operating Activities of Discontinued Operations        $    --       $   (20)
  Operating Activities of Continuing Operations             (675)       (1,036)
                                                         -------       -------
Cash Used by Operating Activities                           (675)       (1,056)
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Dispositions of Property, Plant & Equipment                 --           170
  Capital Expenditures                                      (102)          (60)
                                                         -------       -------
Cash Provided (Used) by Investing Activities                (102)          110
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to Notes Payable                                 798            --
  Repayments on Notes Payable                                 --           (83)
  Repayments of Long -Term Debt                              (21)         (198)
  Proceeds from Issuance of Common Stock                      --           300
                                                         -------       -------
Cash Provided by Financing Activities                        777            19
                                                         -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          --          (927)

CASH AND CASH EQUIVALENTS, at beginning of period             --         1,078
                                                         -------       -------
CASH AND CASH EQUIVALENTS, at end of period              $    --       $   151
                                                         -------       -------
                                                         -------       -------
See accompanying notes to consolidated condensed financial statements


                    INNOVO GROUP INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of consolidation

   The accompanying condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly owned subsidiaries (collectively the "Company"). All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 1999.

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

NOTE 2 -  INVENTORY

   Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

Inventories consisted of the following:

                                            February 29,        November 30,
                                               2000                 1999
                                               ----                 ----
                                             (000's)              (000's)

Finished goods                             $  1,404              $ 1,510
Work-in-process                                  28                   28
Raw materials                                   557                  534
                                           --------              -------
                                              1,989                2,072
Less inventory reserve                         (104)                (104)
                                           --------              -------
                                              1,885                1,968
                                           --------              -------
                                           --------              -------
NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                           February 29,           November 30,
                                               2000                    1999
                                               ----                    ----
                                             (000's)                 (000's)

Accounts receivable factoring facility     $    544                $    510
Bank credit facility                            349                     349
Other                                           364                     100
                                           --------                --------
                                           $  1,257                $    959
                                           --------                --------
                                           --------                --------

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                           February 28,           November 30,
                                               2000                    1999
                                               ----                    ----
                                             (000's)                 (000's)

First mortgage loan                        $    704               $     714

Non-recourse first mortgage on
  Florida property                              679                     690

Bank promissory note secured by receivable
  from an officer of the Company                650                     650
                                           --------                --------
Total long-term debt                          2,033                   2,054

Less current maturities                         (75)                    (75)

                                           --------                --------
                                              1,958                   1,979
                                           --------                --------
                                           --------                --------

NOTE 5 - STOCKHOLDERS' EQUITY

   On February 28, 2000, the Company issued 423,729 shares of Common Stock to Sam Furrow as payment for $500,000 in notes payable to Mr. Furrow that was set to expire on June 30, 2000. As stated in the sale agreement, Mr. Furrow has the right to demand that the securities be registered with the Securities and Exchange Commission.

   On February 29, 2000, the Company sold 100,000 shares of Common Stock in a private placement to an individual investor for total consideration of $100,000. These shares have not been registered with the Securities and Exchange Commission and therefore have restrictions as to their ability to be sold. Under the terms of the sale agreement, this investor has the rights to demand that these securities be registered with the Securities and Exchange Commission.

NOTE 6 - SUBSEQUENT EVENTS

  	During March 2000, the Company sold 350,000 shares of Common stock in a private placement to four individual investors. The proceeds from this sale were $350,000. These shares have not been registered with the Securities and Exchange Commission and therefore have restrictions as to their ability to be sold. As stated in the sale agreement, each investor has the right to demand that the securities be registered with the Securities and Exchange Commission.

  	On March 14, 2000, the Company sold 40,000 shares of Common Stock to a member of the Board of Directors for consideration of $50,000. As stated in the sale agreement, this investor has the right to demand that the securities be registered with the Securities and Exchange Commission.

  	During March 2000, the Company signed a binding letter of intent with Slauson Limited Partnership, Azteca Production International, Inc and Apparel Distribution Services, LLC, collectively, the Investor Group. Under the terms of the agreement, the Investor Group will purchase equity securities of Innovo Group as well as provide certain distribution and manufacturing services to Innovo Group.

   On April 5, 2000, the Company sold 102,040 shares to an outside investor for $0.98 per share. As stated in the sale agreement, this investor has the right to demand that the securities be registered with the Securities and Exchange Commission.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations

   The following table sets forth the Statement of Operations for the three months ended February 28, 1999 and 1998.


                                                          Three Months Ended
                                                          2/29/00    2/28/99
                                                          -------    -------
Net Sales                                                 $   812    $ 1,065
Costs of Goods Sold                                           526        739
                                                          -------    -------
Gross Profit                                                  286        326

Selling, General & Administrative                             923        798
Depreciation & Amortization                                    79         63
                                                          -------    -------
Income (Loss) from Operations                                (716)      (535)

Interest Expense                                              (82)       (91)
Other Income (Expense)                                        (25)       (34)
                                                          -------    -------
Income (Loss) Before Income Taxes                            (823)      (592)
Income Taxes                                                   --         --
Income (Loss) from Continuing Operations                     (823)      (592)
                                                          -------    -------
Discontinued Operations                                        --        (40)
Net Loss                                                     (823)      (632)


 	 Net Sales for the quarter ended February 29 decreased $253,000 or 23.7% from $1,065,000 in 1999 to $812,000 in 2000. This decrease is primarily the result of a decrease in sales for the Company's international subsidiary, Nasco Products International ("NPII"). NPII's sales have decreased due to a reduction in the popularity of American pro licensed sports. The Company anticipates that NPII's sales will remain depressed for the remainder of the year.

   The gross margin percentage increased 4.6 percentage points from 30.6% in 1999 to 35.2% in 2000 due primarily to a large closeout order that was shipped during the first quarter of 1999. This order caused the overall gross profit during the first quarter of 1999 to decrease.

   Selling, General and Administrative costs increased $125,000 or 15.7% from 1999 to 2000 due to an increase in salary expense, travel expenses, hiring expenses and contract labor. The increased focus on marketing activities and the increase in the headcount of the corporate office were the main causes for the greater expense levels.

   Depreciation expenses increased $16,000 or 25.4% from the first quarter of 1999 to the first quarter of 2000 due to depreciation of new computer equipment and software that the Company purchased as part of its year 2000 computer conversion.

   Interest expense for the three months ended February 29, 2000 decreased to $82,000 from $91,000 for the three months ended February 28, 1999 due to the extinguisment of long term debt through the end of 1999.

   Other income (expense) decreased from income of $34,000 to an expense of $25,000 due primarily to the reduction in the income generated from the Accessory Network note receivable.

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

   Cash flows from operations were a negative $675,000 for the three months ended February 29, 2000. The primary reasons were net losses of $823,000, increases in accounts payable of $95,000, increases in accounts receivable of $88,000, and decreases in inventory of $83,000.

   The Company anticipates continuing improvement in financial performance for fiscal year 2000 due to additional product lines and an improved marketing effort.

  	The Company relied on four primary sources to fund operations in 1999 and the first quarter of 2000:

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

   During 1999, the Company was successful in negotiating extended trade credit with its largest vendors. In 1998, the Company entered into an agreement with Sunwaki Industrial Company, Ltd. of Hong Kong to produce the Company's licensed products for both domestic and international distribution.
 Sunwaki has the capability to meet a substantial portion of the Company's need for such products. In 1999, Sunwaki extended trade credit to Innovo in excess of $1 million. The Company anticipates that it will be able to negotiate a similar credit limit with Sunwaki in 2000

   During 1999, the Company utilized commitments from certain members of management to provide working capital funding. During the first quarter of 2000, the Company received $712,000 in financing from the Chairman and CEO. Effective March 1, 2000, the Company's Chairman and CEO has committed to provide additional cash funding, as may be required from time to time, of up to $500,000. These funds will be available to the Company through November 30, 2000 to satisfy any short-term working capital needs. Any funds borrowed under this arrangement will be secured with a promissory not, will be interest bearing and typically mature within nine months from issuance.

   During February and March, 2000, the Company sold 490,000 shares of Common Stock in private placement transactions for $500,000. The Company also converted $500,000 of notes payable to the Chairman and CEO to 429,729 shares of Common Stock. The Company anticipates that it can sell additional equity securities in an effort to provided working capital funding throughout 2000.

   During April, 2000, the Company sold 102,040 shares of Common Stock in a private placement transaction for $100,000.

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


ITEM 2. CHANGES IN SECURITIES

   On February 28, 2000, the Company issued 423,729 shares of Common Stock to Sam Furrow as payment for $500,000 in notes payable to Mr. Furrow that was set to expire on June 30, 2000. As stated in the sale agreement, Mr. Furrow has the right to demand that the securities be registered with the Securities and Exchange Commission.

   On February 29, 2000, the Company sold 100,000 shares of Common Stock in a private placement to an individual investor for total consideration of $100,000. These shares have not been registered with the Securities and Exchange Commission and therefore have restrictions as to their ability to be sold. Under the terms of the sale agreement, this investor has the rights to demand that these securities be registered with the Securities and Exchange Commission.

   During March 2000, the Company sold 350,000 shares of Common stock in a private placement to four individual investors. The proceeds from this sale were $350,000. These shares have not been registered with the Securities and Exchange Commission and therefore have restrictions as to their ability to be sold. As stated in the sale agreement, each investor has the right to demand that the securities be registered with the Securities and Exchange Commission.

   On March 14, 2000, the Company sold 40,000 shares of Common Stock to a member of the Board of Directors for consideration of $50,000. As stated in the sale agreement, this investor has the right to demand that the securities be registered with the Securities and Exchange Commission.

   On April 5, 2000, the Company sold 102,040 shares to an outside investor for $0.98 per share. As stated in the sale agreement, this investor has the right to demand that the securities be registered with the Securities and Exchange Commission.

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

April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                            Date


/s/ Samuel J. Furrow   Chief Executive Officer		           April 14, 2000
--------------------
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director



/s/ Bradely T. White   Chief Financial Officer		          April 14, 2000
--------------------
Bradley T. White
Treasurer


EX-27
[ARTICLE]                              5
[PERIOD-TYPE]                      3-MOS
[FISCAL-YEAR-END]            NOV-30-2000
[PERIOD-END]                 FEB-29-2000
[CASH]                                 0
[SECURITIES]                           0
[RECEIVABLES]                    1409000
[ALLOWANCES]                     (161000)
[INVENTORY]                      1885000
[CURRENT-ASSETS]                 3156000
[PP&E]                           5424000
[DEPRECIATION]                  (2359000)
[TOTAL-ASSETS]                   6252000
[CURRENT-LIABILITIES]            2887000
[BONDS]                          1958000
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                          681000
[OTHER-SE]                      28859000
[TOTAL-LIABILITIES-AND-EQUITY]   6252000
[SALES]                           812000
[TOTAL-REVENUES]                  812000
[CGS]                             526000
[TOTAL-COSTS]                     526000
[OTHER-EXPENSES]                 1002000
[LOSS-PROVISION]                    8000
[INTEREST-EXPENSE]                 82000
[INCOME-PRETAX]                  (823000)
[INCOME-TAX]                           0
[INCOME-CONTINUING]              (823000)
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[NET-INCOME]                     (823000)
[EPS-BASIC]                       0.13
[EPS-DILUTED]                       0.13