Form 10-K/A
period 1999-11-30
INNOVO GROUP INC
filed 2000-04-27
CIK 844143

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

Documents incorporated by reference:

There are documents incorporated by reference

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

ITEM 9. CHANGES IS AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth certain information regarding the Directors and Executive Officers of the Company as of November 30, 1999.

Name                              Age                Position with the Company
----                              ---                -------------------------

Samuel J. (Sam) Furrow(2)         58                 Chairman of the Board,
                                                     Chief Executive Officer,
                                                     Director

Patricia Anderson-Lasko           41                 President, Director

Bradley T. White                  29                 Treasurer

Daniel A. (Dan) Page              50                 Director

Samuel J. (Jay) Furrow, Jr.       26                 Chief Operating Officer,
                                                     Director

Marc B. Crossman                  28                 Director

Dr. John Looney                   58                 Director

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid to the Chief Executive Officer of the Company during 1999 and to the other executive officers of the Company who received annual compensation in excess of $100,000 during 1999 (the "Named Executive Officers") during fiscal years 1999, 1998 and 1997.

                                       Annual Compensation(1)           Long-term Compensation
                                                                                         Securities
                                                                                         Underlying
Name and                                                                Other Annual     Options/
Principal Position            Year     Salary           Bonus           Compensation(3)  SARs (#)

Samuel J. Furrow,             1999     $     --         $    --         $   --                --
Chariman and CEO(2)           1998           --              --             --           100,000

Patricia Anderson-Lasko       1999      157,500          15,750            509                --
President                     1998      188,493              --             --                --
                              1997      157,500              --          4,070                --

(1) No executive officers received or held restricted stock awards during fiscal 1999, 1998 or 1997.

(2) Mr. Furrow's employemnt by the Company began in October 1996 with no salary. Mr. Furrow a grant of nonqualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $4.75 per share upon becoming a Director in March 1998. The options vest and become exercisable at the rate of 2,083 per month through 2002.

(3) During fiscal 1999, 1998 and 1997 Ms. Anderson-Lasko received life insurance benefits in the aggregate amounts of $509, $0 and $4,070, respectively.

There were no Option/SAR grants to the Named Executive Officers during 1999.

               Aggregated Option/SAR Exercised in 1998 and Year-end Option/SAR Vaules

                                                       Number of Unexercised      Value of Unexercised
                    Shares                             Options/SARs at FY-End     In-the-Money Options/SARs
                    Aquired On     Value               (#) Exercisable/           ($) Exercisable/
Name                Exercise       Realized            Unexercisable              Unexercisable
----                ----------     --------            ----------------------     -------------------------

Samule J. Furrow       0             0                     43,750/56,250              Not Applicable(1)


(1) Based on a closing price per share for the Common Stock on November 30, 1999 as reported by the Nasdaq SmallCap Market.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The following table provides information as of March 31, 2000 concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially won more than 5% of the outstanding Common Stock,
(2) each Director and nominee for eleciton as a Director of the Company,
(3) each Named Executive Officer, and (4) all Directors and executive officers of the Company as a group. The information as to benficial ownership has been furnished by the respective stockholders, Directos and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting power with respect to the shares beneficially owned.

                                              Shares Beneficially Owned(1)
Name                                          Number                Percent
----                                          -----                 -------

Samuel J. (Sam) Furrow                        1,789,106(2)                25.0%
1808 North Cherry Street
Knoxville, Tennesee 37917

Patricia Anderson-Lasko                         270,071(5)                 3.8%
1808 North Cherry Street
Knoxville, Tennesee 37917

Daniel A. (Dan) Page(3)                         463,833(6)                 6.5%
1808 North Cherry Street
Knoxville, Tennessee 37917

Samuel J. (Jay) Furrow, Jr.                     113,432(3)                 1.6%
1808 North Cherry Street
Knoxville, Tennessee 37917

Marc B. Crossman                                 30,665(4)                  *
1808 North Cherry Street
Knoxville, Tennessee 37917

Dr. John Looney                                 133,500                    1.9%
1808 North Cherry Street
Knoxville, Tennessee 37917

All Executive Officers                         2,778,942(2)(3)(4)(5)(6)   38.8%
and Directors as a Group(3)
(6 persons)

*  Less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage of ownership of any other beneficial owner shown in the table. Shares outstanding and eligible to vote exclude 200,000 shares held as an appeal bond for the Company's appeal of the Tedesco litigation (see Note 10 of Notes to Consolidated Financial Statements). Under the terms of the bond, such shares are not eligible to vote.

(2)  Includes 52,082 shares subject to vested options.

(3)  Inlcudes 52,082 shares subject to options exercisable by Mr. Furrow.

(4)  Includes 29,165 shares subject to vested options.

(5) Includes 250,000 shares purchased by Ms. Anderson-Lasko pursuant to the 1997 Stock Purchase Right Award, awarded to her in February 1997. Under the terms of the 1997 Stock Purchase Right Award, Ms. Anderson-Lasko was permitted to, and elected to, pay for the purchase of the 250,000 shares (the "Award Shares") by the execution of a non-recourse note (the "Note") to the Company for the exercise price of $2,8125 per share ($703,125 in the aggregate). The Note is due, without interest, on April 30, 2002, and is collateralized by the 1997 Award Shares purchased therewith. Ms. Anderson-Lasko may pay or prepay (without penalty) all or any part of the Note by (i) the payment of cash, (ii) the delivery to the Company of other shares of Common Stock (other than the 1997 Award Shares) that Ms. Anderson-Lasko has owned for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the Common Stock on the date of delivery. The 1997 Award Shares will be forfeited and returned (at the rate of one shares per $2,8125) to the Company to the extent the Note is not paid on or before its maturity; accordingly, the number of shares owned by Ms. Anderson-Lasko could decrease in the future.

(6) Includes 120,000 shares subject to options exercisable, or which become exercisable within 60 days of the date hereof, by Mr. Page.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has adopted apolicy requiring that any material transactions between the Company and persons or entities affiliated with officers, Directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties.

  On October 7, 1998, the Company entered into a Warehouse Lease Agreement with Furrow-Holrob Development II, LLC pursuant to which the Company has leased the 78,900 square foot plant that now houses the Company's executive offices and its manufacturing, administrative and shipping facilities. The "triple net" lease provides for an annual base rental rate of $2.00 per square foot, or $157,800 annually, plus a pro rata share of real estate tasxes, insurance premiums and common area expenses, with an initial five-year term and two Company five-year renewal options (subject to agreement on any change in the base rental rate). The Board of Directors, with Messrs. Furrow and Talbott excusing themselves from deliberations and not voting, unanimously approved the Warehouse-Lease Agreement.

  Pursuant to the 1997 Stock Purchase Right Award awarded to her in February 1997, Ms. Anderson-Lasko purchased 250,000 shares of Common Stock (the "1997 Award Shares") with payment made by the execution of a non-recourse note (the "Note") to the Company for the exercise price of $2,8125 per share ($703,125 in the aggregate). The Note is due, without interest on April 30, 2002, and is collateralized by the 1997 Award Shares. Ms. Anderson-Lasko may pay or prepay (without penalty) all of any part of the Note by (i) the payment of cash, or (ii) the delivery to the Company of other shares of Common Stock (other than the 1997 Award Shares) that Ms. Anderson-Lasko has owned for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the Common Stock on the date of delivery.

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