Form 10-Q
period 2000-08-31
INNOVO GROUP INC
filed 2000-10-23
CIK 844143

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                                 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2000

                                    OR

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission file number: 0-18926

                               INNOVO GROUP INC.
            (Exact name of registrant as specified in its charter)

          Delaware	  	                                    11-2928178
(State or other jurisdiction of		             (IRS Employer Identification No.)
 incorporation or organization)

           2633 Kingston Pike, Suite 100, Knoxville, Tennessee		  37919
               (Address of principal executive offices)			     (Zip code)

        Registrant's telephone number, including area code: (865) 546-1110

        Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
  $.10 par value per share

  Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  ___

  As of October 1, 2000, 10,091,261 shares of common stock were outstanding.



                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INNOVO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (000's except for share data)


                                                           8/31/00    11/30/99
                                                           -------    --------
                                                         (unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $    --    $    --
  Accounts receivable, net of allowance of $172,000
    in 2000 and $153,000 in 1999                            2,268      1,161
  Inventories                                               3,021      1,968

  Prepaid expenses & other current assets                      40          3
                                                           ------     ------
TOTAL CURRENT ASSETS                                        5,329      3,132

PROPERTY, PLANT and EQUIPMENT, net                          2,923      3,042

OTHER ASSETS                                                   --         48
                                                           ------     ------

TOTAL ASSETS                                              $ 8,252    $ 6,222
                                                           ------     ------
                                                           ------     ------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                           $ 1,377    $   959
  Current maturities of long-term debt                         80         75
  Accounts payable                                            511        623
  Accrued expenses                                          1,081        856
                                                           ------     ------
  TOTAL CURRENT LIABILITIES                                 3,049      2,513

LONG-TERM DEBT, less current maturities                     1,273      1,979
                                                           ------     ------
TOTAL LIABILITIES                                           4,322      4,492

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par - shares
    Authorized 15,000,000
    Outstanding 10,091,261 in 2000 and 6,299,032
      in 1999                                               1,009        629
  Additional paid-in capital                               35,213     31,540
  Promissory note - officer                                  (703)      (703)

  Deficit                                                 (29,163)   (27,310)
  Treasury stock                                           (2,426)    (2,426)
                                                           ------     ------
TOTAL STOCKHOLDERS' EQUITY                                  3,930      1,730
                                                           ------     ------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                $ 8,252    $ 6,222
                                                           ------     ------
                                                           ------     ------

    See accompanying notes to consolidated condensed financial statements




                         INNOVO GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (000's except per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                           8/31/00    8/31/99
                                                           -------    -------
NET SALES                                                 $  3,579   $  7,389
COST OF GOODS SOLD                                           2,441      4,130
                                                           -------    -------
  Gross profit                                               1,138      3,259
                                                           -------    -------
OPERATING EXPENSES
  Selling, general and administrative                        1,321      2,011
  Depreciation and amortization                                 58         62
                                                           -------    -------
                                                             1,379      2,073
                                                           -------    -------
LOSS FROM OPERATIONS                                          (241)     1,186

INTEREST EXPENSE                                               (55)      (139)
OTHER INCOME (EXPENSE), net                                      8         35
                                                           -------    -------

INCOME (LOSS) BEFORE INCOME TAXES                             (288)     1,082

INCOME TAXES (BENEFIT)                                          --         --
                                                           -------    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      (288)     1,082

DISCONTINUED OPERATIONS
  Results from Thimble Square operations                        --        (40)
                                                           -------    -------

NET INCOME (LOSS)                                         $   (288)  $  1,042
                                                           -------    -------
                                                           -------    -------

NET INCOME (LOSS) PER SHARE:
  Continuing operations                                   $  (0.04)  $   0.17
  Discontinued operations                                 $   0.00   $  (0.01)
  Net income (loss)                                       $  (0.04)  $   0.16

WEIGHTED AVERAGE SHARES OUTSTANDING                          7,970      6,299

     See accompanying notes to consolidated condensed financial statements


                     INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (000's except per share data)
                                (unaudited)

                                                           Nine Months Ended
                                                           8/31/00    8/31/99
                                                           -------    -------
NET SALES                                                 $  5,492   $  9,481
COST OF GOODS SOLD                                           3,765      5,445
                                                           -------    -------
Gross profit                                                 1,727      4,036
                                                           -------    -------
OPERATING EXPENSES
  Selling, general and administrative                        3,230      3,682
  Depreciation and amortization                                204        185
                                                           -------    -------
                                                             3,434      3,867
                                                           -------    -------
INCOME (LOSS) FROM OPERATIONS                               (1,707)       169

INTEREST EXPENSE                                              (173)      (332)
OTHER INCOME (EXPENSE), net                                     27        148
                                                           -------    -------

LOSS BEFORE INCOME TAXES                                    (1,853)       (15)

INCOME TAXES (BENEFIT)                                          --         --
                                                           -------    -------

LOSS FROM CONTINUING OPERATIONS                             (1,853)       (15)

DISCONTINUED OPERATIONS
  Results from Thimble Square operations                        --         (1)
                                                           -------    -------
NET LOSS                                                  $ (1,853)  $    (16)
                                                           -------    -------
                                                           -------    -------

NET INCOME (LOSS) PER SHARE:
  Continuing operations                                   $  (0.24)  $  (0.00)
  Discontinued operations                                 $  (0.00)  $  (0.00)
  Net loss                                                $  (0.24)  $  (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING                          7,566      5,879

    See accompanying notes to consolidated condensed financial statements


                          INNOVO GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (000's except per share data)
                                    (unaudited)
                                                            Nine Months Ended
                                                            8/31/00   8/31/99
                                                            -------   -------
CASH FLOWS FROM OPERATING  ACTIVITIES
  Operating Activities of Discontinued Operations          $     --  $    (11)
  Operating Activities of Continuing Operations              (3,438)   (3,987)
                                                            -------   -------
Cash Used by Operating Activities                            (3,438)   (3,998)
                                                            -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Dispositions of Property, Plant & Equipment                    --       176
  Capital Expenditures                                           90      (132)
                                                            -------   -------
Cash Provided (Used) by Investing Activities                     90        44
                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to Notes Payable                                    (55)    2,206
  Repayments on Notes Payable                                            (192)
  Repayments of Long -Term Debt                                (650)     (245)
  Proceeds from Issuance of Common Stock                      4,058     1,193
                                                            -------   -------
Cash Provided by Financing Activities                         3,348     2,962
                                                            -------   -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             --      (992)

CASH AND CASH EQUIVALENTS, at beginning of period                --     1,078

CASH AND CASH EQUIVALENTS, at end of period                $     --  $     86
                                                            -------   -------

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

NOTE 2 -  INVENTORY

  Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. The Company's Inventory increased significantly in the period ending August 31, 2000 as a result of the purchase of finished goods and raw materials from Commerce Investment Group, LLC. The inventory purchased from Commerce was paid for with the funds the Company received through the issuance of common stock to Commerce.

Inventories consisted of the following:
                                             August 31,          November 30,
                               			              2000                1999
                                             ----------          ------------
                                               (000's)              (000's)

Finished goods                               $  3,036            $  1,510
Work-in-process                                    28                  28
Raw materials                                     120                 534
                                              -------             -------
                                                3,184               2,072
Less inventory reserve                           (164)               (104)
                                              -------             -------
                                             $  3,021            $  1,968
                                              -------             -------
                                              -------             -------


NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                          August 31,             November 30,
                                            2000                    1999
                                          ---------              -----------
                                           (000's)                 (000's)

Accounts receivable factoring facility      $ 1,127               $   510
Bank credit facility                             --	                  349
Other                                           250                   100
                                             ------                ------
                                            $ 1,377               $   959
                                             ------                ------
                                             ------                ------

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                             August 31,         November 30,
                                               2000                1999
                                             ----------         ------------
                                            	  (000's)             (000's)

First mortgage loan                          $   687            $  714

Non-recourse first mortgage on
  Florida property                               666               690

Bank promissory note secured by receivable
  from an officer of the Company                  --               650
                                               -----             -----
Total long-term debt                           1,353             2,054

Less current maturities                          (80)              (75)
                                               -----             -----
                                             $ 1,273           $ 1,979
                                               -----             -----
                                               -----             -----



NOTE 5 - STOCKHOLDERS' EQUITY


  On August 11, 2000, the Company issued 1,363,637 shares of Common Stock to Commerce Investment Group, LLC ("Commerce") for $1.5 million in cash (a price of $1.10 per share), with the proceeds being used by the Company to purchase finished goods and services from Commerce and its affiliates. The issued shares have been subsequently registered pursuant to an S-3 registration statement.

  On August 11, 2000, the Company's CEO and COO (the "Furrow Group"), who are both members of the Company's Board of Directors, converted $1 million of outstanding Company debt owed to third parties that they had previously assumed and converted $500,000 of Company debt that was owed to the Furrow Group for 1,363,637 shares of Commons Stock, or $1.10 per share, and warrants to purchase 1,500,000 shares of Common Stock that have a three-year term and an exercise price of $2.10 per share. The warrants are subject to shareholder approval. The issued shares have been subsequently registered pursuant to an S-3 registration statement.

  Upon shareholder approval and satisfaction of other conditions, the Company plans to sell an additional 1.5 million shares of Common Stock and warrants to purchase an additional 3.3 million shares to the Commerce Group (the "Purchase Warrants") for $1,500,000. The Purchase Warrants will have an exercise price of $2.10 per share. Three million of the Purchase Warrants will have a term of three years and the remaining 300,000 will vest over two years and expire 3 years from the last vesting. The proceeds will be used by the Company to purchase additional finished goods and services from the Commerce Group and its affiliates.

  The Company entered into a binding letter agreement on August 8, 2000 with Third Millennium Properties, Inc., JAML, LLC and Innovation, LLC (the "Letter Agreement") providing for the sale of shares and warrants to purchase 1,700,000 shares to the Mizrachi Group for $1.7 million. The number of shares that the Mizrachi Group will purchase will be equal to $1,700,000 divided by the lesser of $1.00 and 80% of the average closing bid price for the Common Stock over the 10 days prior to day of the sale closing. The Mizrachi Warrants will have a term of 36 months and be exercisable at a price of $2.00 per share. The first $850,000 of the purchase price and one-half of the Mizrachi Shares and Mizrachi Warrants will be delivered at closing (the "Initial Closing"), which is to occur as soon as is practicable after shareholder approval, and the remaining $850,000 and shares and warrants will be delivered within 30 days after the Initial Closing.

  Pursuant to an exception granted to the Company by Nasdaq, the Company is required to raise its net tangible asset level to $5 million before October 31, 2000. The Company believes that upon shareholder approval and the completion of the proposed transactions above, the Company will be able to file the required documentation with the SEC reflecting a net tangible asset level of $5 million.

  In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed on the OTC-Bulletin Board. For the duration of the exception, the Company's Nasdaq symbol will be INNOC.

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


NOTE 6 - SUBSEQUENT EVENTS

 	In September of 2000 the Company completed the closure of its Knoxville, TN manufacturing and distribution operations and realigned its manufacturing and distribution operations in accordance with the terms of the agreement entered into with Commerce Group, LLC.  The Company also relocated its sales and marketing staff into a smaller office facility located near downtown Knoxville,
TN.  The new facility being leased by the Company is owned by an entity in which the Company's CEO and Chairman is a controlling member.  The Company believes that the relocation will significantly reduce the Company's fixed and variable overhead expenses.

 	In ceasing its manufacturing operations, the Company has incurred certain one-
time expenses.  These expenses include, but are not limited to, the costs associated with the liquidation of certain inventories.  With the Company moving its distribution operations to Los Angeles, CA, the Company has concluded that it is more cost effective to sell certain inventories at a discount as opposed
to incurring the freight costs to ship the inventory cross country.   While some
of these expenses are reflected in the current periods results, the Company anticipates that additional expenses will be recorded in the fourth quarter.

  Additionally, the Company has experienced certain production limitations due to the complications associated with transitioning its manufacturing needs to
Commerce's Mexico production operations.   While there can be no guarantee, the
Company believes that upon the completion of the integration process with Commerce, the Company should be able to meet the production demands of its current and future customers.


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

Results of Operations

 	The following table sets forth the Statement of Operations for the three and nine months ended August 31, 2000 and 1999.

                                                    In thousands
                                     Three Months Ended     Nine Months Ended
                                     8/31/00    8/31/99     8/31/00   8/31/99
                                     -------    -------     -------   -------
Net Sales                            $ 3,579    $ 7,389     $ 5,492   $ 9,481
Costs of Goods Sold                    2,441      4,130       3,765     5,445
                                      ------     ------      ------    ------
Gross Profit                           1,138      3,259       1,727     4,036

Selling, General & Administrative      1,321      2,011       3,230     3,682
Depreciation & Amortization               58         62         204       185
                                      ------     ------      ------    ------
Income (Loss) from Operations           (241)     1,186      (1,707)      169

Interest Expense                         (55)      (139)       (173)     (332)
Other Income (Expense)                     8         35          27       148
                                      ------     ------      ------    ------
Income (Loss) Before Income Taxes       (288)     1,082      (1,853)      (15)
Income Taxes                              --         --          --        --
Income (Loss) from Continuing
  Operations                            (288)     1,082      (1,853)      (15)
                                      ------     ------      ------    ------
Discontinued Operations                   --        (40)         --        (1)
                                      ------     -------     ------    ------
Net Income (Loss)                    $  (288)   $  1,042    $(1,853)  $   (16)


Comparison of the Three Months Ended August 31, 2000 to the Three Months Ended August 31, 1999

 	Net Sales for the quarter ended August 31, 2000 decreased $3,810,000 from $7,389,000 in 1999 to $3,579,000 in 2000. This decrease is primarily the result of a large $2.5 million premium order that was placed with the Company in 1999 but not repeated in 2000. Nasco Products International, Inc. ("NPII"), the Company's international subsidiary, also ceased operations due to a lack of demand for licensed products in the European markets during the second fiscal quarter. Consequently, the Company's revenues reflect the negative impact of the closure. Furthermore, the Company had limited production capabilities during the entire period and until September 2000 due to a labor shortage thus resulting in the Company not being able to meet some customer demand for its domestically made products. The Company believes that when fully integrated the production arrangement with Commerce Investment Group, LLC will allow the Company to meet customer demand going forward.

  The gross margin percentage decreased 12.3 percentage points from 44.1% in 1999 to 31.8% in 2000 due primarily to a product mix in the third quarter of 2000 that generates a lower margin. The Company also chose to liquidate certain inventories at a discount due to the cost benefits associated with not having to incur the freight charges to ship the products to Commerce's distribution facilities in Los Angeles, CA. Furthermore, the $2.5 million specialty order that was recorded in the third quarter of 1999 had a high gross margin rate of approximately 50%.

  Selling, General and Administrative costs decreased $690,000 or 34.3% from 1999 to 2000 due primarily to a decrease in variable operating expenses, salaries and commissions. The third quarter of 2000 includes a one-time royalty charge of $114,000 as a result of the discontinuation of the Company's international subsidiary NPII and $50,000 of legal settlement expenses.

  Depreciation expenses decreased $4,000 or 6.4% from the third quarter of 1999 to the third quarter of 2000.

  Interest expense for the three months ended August 31, 2000 decreased to $55,000 from $139,000 for the three months ended August 31, 1999 due to the extinguishment of long term debt throughout the end of 1999 and 2000.

  Other income (expense) decreased from income of $35,000 to $8,000 due primarily to the reduction in the income generated from a note receivable.

Comparison of the Nine Months Ended August 31, 2000 to the Nine Months Ended August 31, 1999

 	Net Sales for the nine months ended August 31, 2000 decreased $3,989,000 from
$9,481,000 in 1999 to $5,492,000 in 2000.  This decrease is the result of a large premium order of $2.5 million that was placed with the Company in 1999 but not repeated in 2000, a decrease in sales for the Company's discontinued
international subsidiary, Nasco Products International ("NPII") and domestic production limitations as a result of a labor shortage.

  The gross margin percentage decreased 11.1% percentage points from 42.5% in 1999 to 31.4% in 2000 due primarily to a product mix in the second quarter of 2000 that generates a lower margin, reduced margins associated with the sale of discounted merchandise and the high gross margin rate of approximately 50% on a $2.5 million order placed with the Company in 1999 but not repeated in 2000.

  Selling, General and Administrative costs decreased $452,000 or 12.2% from 1999 to 2000 due primarily to a reduction in commissions and royalty expense. For the period, the Company experience a one-time royalty charge of $114,000 as a result of the closing of NPII, legal settlement expenses of $78,000 and maintenance and repair expenses of $65,000. The Company believes that its SG&A will be significantly reduced going forward as a result of a reduction in management wages, a decrease in rent and utilities and the reduction in maintenance & repairs, payroll taxes and worker compensation expenses due to the closing of the Company's manufacturing and distribution operations.

  Depreciation expenses increased $19,000 or 9.3% from the first nine months of 1999 to the first nine months of 2000 due to depreciation of new computer equipment and software that the Company purchased as part of its year 2000 computer conversion.

  Interest expense for the nine months ended August 31, 2000 decreased to $173,000 from $332,000 for the six months ended May 31, 1999 due to the extinguishment of long term debt through the end of 1999 and 2000.

  Other income (expense) decreased from income of $148,000 to $27,000 due primarily to the reduction in the income generated from a note receivable.

Liquidity and Capital Resources

  Innovo Group is a holding company and its principal assets are the common stock of the operating subsidiaries. As a result, to satisfy its obligations Innovo Group is dependent on cash obtained from the operating subsidiaries, either as loans, repayments of loans made by Innovo Group to the subsidiary, or distributions, or on the proceeds from the issuance of debt or equity securities by Innovo Group. The subsidiaries primary sources of liquidity are cash flows from operations, including credit from vendors and borrowings from the factoring of accounts receivables.

  Cash flows from operations were a negative $3,438,000 for the nine months ended August 31, 2000. The primary reason was a net losses of $1,853,000 as well as cash used to fund increases in inventories of $1,053,000 and accounts receivable $1,107,000.

  The Company relied on six primary sources to fund operations in the first nine months of 2000:

1.	An accounts receivable factoring agreement with KBK Financial ("KBK")
2.	An accounts receivable factoring agreement with First American National Bank
   ("First American")
3.	An accounts receivable factoring agreement with Riviera Finance ("Riviera")
4.	Trade credit with its domestic and international suppliers
5.	Borrowings from management and shareholders
6.	Equity financing through private placements

  The Company's principal credit facility for working capital is its accounts receivable factoring arrangements. In July of 2000, the Company's accounts receivable factoring facility with First American was terminated due to First American's decision to cease its factoring operations. In July, the Company entered into a factoring facility with KBK. This agreement was signed to provide financing for invoices not factored by the Company's existing factoring arrangement with Riviera Finance. The agreement with KBK provides for factoring on 85% of the qualified receivables up to $5,000,000. The agreement calls for a 2% fee on every invoice funded in addition to a per annum rate equal to KBK's base rate in effect on the date of the purchase of the invoice plus 2% per annum. The agreement may be terminated by either party by delivery of written notice of termination of the agreement to the other party specifying the date of termination, which shall be at least 30 days after the date such notice is given. The Company anticipates continued reliance on the accounts receivable factoring agreements with KBK and Riviera to generate the majority of its working capital needs.

  Previously, the Company has been successful in negotiating extended trade credit with its largest vendors. In 1998, the Company entered into an agreement with Sunwaki Industrial Company, Ltd. of Hong Kong to produce the Company's licensed products for both domestic and international distribution. Sunwaki has the capability to meet a substantial portion of the Company's need for such products. In 1999, Sunwaki extended trade credit to Innovo in excess of $1 million. The Company has been successful in obtaining similar credit terms with Sunwaki in 2000.

  During 2000, the Company has utilized commitments from certain members of management to provide working capital funding. During the first quarter of 2000, the Company received $712,000 in financing from the Chairman and CEO. Effective March 1, 2000, the Company's Chairman and CEO committed to provide additional cash funding, as may be required from time to time, of up to $500,000. These funds will be available to the Company through November 30, 2000 to satisfy any short-term working capital needs. Any funds borrowed under this arrangement will be secured with a promissory note, will be interest bearing and typically mature within nine months from issuance. The Company's net borrowings under this commitment as of August 31, 2000 were $252,000.

  The Company believes that pursuant to the completed and proposed equity transactions and the Company's existing factoring relationships should provide sufficient working capital to fund operations and required debt reductions during fiscal 2000. However, due to the seasonality of the Company's business and negative cash flow during the first nine months of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

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

                       PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 	Reference is hereby made to Part I, Item 3 of the Company's Annual Report filed on Form 10-K for the year ended November 30, 1999, which is incorporated herein by reference.


ITEM 2. CHANGES IN SECURITIES

  During March 2000, the Company sold 350,000 shares of Common stock in a private placement under Section 4(2) of the Securities Act of 1933 to four individual investors. The proceeds from this sale were $350,000. Resales of these shares have been registered with the Securities and Exchange Commission.

  On March 14, 2000, the Company sold 40,000 shares of Common Stock in a private placement under Section 4(2) of the Securities Act of 1933 to a member of the Board of Directors for consideration of $50,000. Resales of these shares have been registered with the Securities and Exchange Commission.

 	On April 5, 2000, the Company sold 102,040 shares of Common Stock in a private placement under Section 4(2) of the Securities Act of 1933 to an outside investor for consideration of $0.98 per share and issued 102,040 warrants to the same investor with a term of 3 years and an exercise price of $2.00.  Resales of these shares and warrants have been registered with the Securities and Exchange
Commission.

  On August 11, 2000, the Company issued 1,363,637 shares of Common Stock in a private placement under Section 4(2) of the Securities Act of 1933 to Commerce Investment Group, LLC ("Commerce") for $1.5 million in cash (a price of $1.10 per share), with the proceeds being used by the Company to purchase finished goods and services from Commerce and its affiliates. The resales of the issued shares have been registered pursuant to an S-3 registration statement.

  On August 11, 2000, Company's CEO and COO (the "Furrow Group"), who are both members of the Company's Board of Directors, converted $1 million of outstanding ompany debt owed to third parties that they had previously assumed and converted $500,000 of Company debt that was owed to the Furrow Group for 1,363,637 shares of Common Stock, or $1.10 per share, and warrants to purchase 1,500,000 shares of Common Stock that have a three-year term and an exercise price of $2.10 per share in a private placement under Section 4(2) of the Securities Act of 1933. The warrants are subject to shareholder approval. Resales of the issued shares have been registered pursuant to an S-3 registration statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 	None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

 	Exhibit 27. Financial Data Schedule (included only in the electronically filed version of this report.

(b)	Reports on Form 8-K

 	Current report on form 8-K dated August 11,2000 as amended September 15, 2000

 	Current report on form 8-K dated September 22, 2000



                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNOVO GROUP INC.

October 20, 2000		                 By: /s/ Samuel J. Furrow
                                       -------------------
                                       Samuel J. Furrow
                                       Chairman of the Board and
                                       Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                          Date

/s/ Samuel J. Furrow    Chief Executive Officer		            October 20, 2000
--------------------
Samuel J. Furrow
Chairman of the Board,
Chief Executive Officer
and Director


/s/ Jay Furrow          Acting Chief Financial Officer	      October 20, 2000
--------------
Jay Furrow
COO



EX-27
[ARTICLE]                           5
[PERIOD-TYPE]                       3 MOS
[FISCAL-YEAR-END]                   NOV-30-2000
[PERIOD-END]                        AUG-31-2000
[CASH]                              0
[SECURITIES]                        0
[RECEIVABLES]                       2,440,000
[ALLOWANCES]                        (172,000)
[INVENTORY]                         3,021,000
[CURRENT-ASSETS]                    5,329,000
[PP&E]                              2,923,000
[TOTAL-ASSETS]                      8,252,000
[CURRENT-LIABILITIES]               3,049,000
[BONDS]                             1,273,000
[PREFERRED-MANDATORY]               0
[PREFERRED]                         0
[COMMON]                            1,009,000
[OTHER-SE]                          35,213,000
[TOTAL-LIABILITIES-AND-EQUITY]      8,252,000
[SALES]                             3,579,000
[TOTAL-REVENUES]                    3,579,000
[CGS]                               2,441,000
[TOTAL-COSTS]                       2,441,000
[OTHER-EXPENSES]                    1,379,000
[LOSS-PROVISION]                    8,000
[INTEREST-EXPENSE]                  55,000
[INCOME-PRETAX]                     (288,000)
[INCOME-TAX]                        0
[INCOME-CONTINUING]                 (288,000)
[DISCONTINUED]                      0
[EXTRAORDINARY]                     0
[NET-INCOME]                        (288,000)
[EPS-BASIC]                         (0.04)
[EPS-DILUTED]                       (0.04)