Form 10-K
period 2000-11-30
INNOVO GROUP INC
filed 2001-03-15
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

                                 (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2000

                                      OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                          Commission file number: 0-18926

                               INNOVO GROUP INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                					11-2928178
(State or other jurisdiction of			    (IRS Employer Identification No.)
 incorporation or organization)

            2633 Kingston Pike, Knoxville, Tennessee			     37919
            (Address of principal executive offices)			  (Zip code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  As of February 28, 2001, 13,721,264 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.0 million at the close of business on February 28, 2001.

                 Documents incorporated by reference:  None



                                INNOVO GROUP INC.
                                   FORM 10-K
                                TABLE OF CONTENTS


PART I		                                                            Page

Item 1.		  Business	                                                   3
Item 2.		  Properties	                                                 9
Item 3.		  Legal Proceedings	                                          9
Item 4.		  Submission of Matters to a Vote of Security Holders	        9

PART II

Item 5.		  Market for the Company's Common Equity and Related
            Stockholder Matters	                                      10
Item 6.  		Selected Consolidated Financial Data	                      13
Item 7.	  	Management's Discussion and Analysis of Financial
            Condition and Results of Operations	                      13
Item 7A.   Quantitative and Qualitative Disclosures about Market
            Risk                                                      19
Item 8.		  Financial Statements and Supplementary Data	               19
Item 9.		  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures	                     19

PART III

Item 10.		 Directors and Executive Officers of the Registrant	        19
Item 11. 		Executive Compensation	                                    21
Item 12.		 Security Ownership of Certain Beneficial Owners and
            Management	                                               22
Item 13.	 	Certain Relationships and Related Transactions	            24

PART IV

Item 14.		 Exhibits, Financial Statement Schedules and Reports on
            Form 8-K	                                                 26

SIGNATURES	                                                           31


                                  PART I

                             ITEM 1.  BUSINESS

Introduction

 	The Company's continuing  operations are currently conducted primarily through its  wholly  owned  subsidiary Innovo, Inc. ("Innovo"). Innovo  designs, sources and  markets  various fashion, sports licensed, and craft  products such as tote bags, insulated coolers and lunchbags, backpacks, beach totes, travel  bags, and a  line  of  gourmet  and craft aprons for children and adults  for  the  retail
and  premium  and  advertising  specialty   market  sector.   Under  licensing
agreements,  the  Company's  sports  lines  feature  the designs of the National
Football  League,  Major  League  Baseball  and  numerous  collegiate  teams  as well  as  the animated character "Garfield."  Innovo  also has certain exclusive
and  non-exclusive   manufacturing  and  distribution rights for NASCAR licensed
products.   The  Company's   customers  include   such  retailers  as  Wal-Mart,
K-Mart,   Michael's,   Hobby Lobby,  Dollar General,  Goody's and Joanne's.  The
Company's operations are classified into the industry segment, "Canvas and Nylon
Consumer Products".

 	The  principal  executive  offices of the Company are located at 2633 Kingston
Pike,   Suite 100,   Knoxville,  Tennessee  37919.   Its  telephone  number  is
(865) 546-1110.

Principal Operating Subsidiary

 	The  Company's operations are currently conducted primarily through its wholly owned  subsidiary Innovo, Inc.  Innovo designs, imports, markets and distributes cut  and  sewn canvas and nylon consumer products for the utility, craft, sports licensed  and  advertising  specialty  markets.  Innovo's  products  are sourced primarily  out  of  Mexico and the Orient and distributed  out of a distribution center located in Los Angeles, CA.

 	During  the  second  and  third quarter of 2000, the Company ceased conducting operations  through  its  subsidiary  NASCO  Products  International, Inc.  ("NP
International"). NP International marketed and distributed overseas, principally in Europe, products similar to some of those marketed domestically by Innovo, as well as licensed sports bags and backpacks, which the Company generally obtained
from  foreign  suppliers.   Its  line  of  products  consisted  of a  variety of
insulated  soft  lunch bags and coolers, backpacks and sport, gym, equipment and
duffel  bags.   NP  International's  products  were  generally  imprinted  or embroidered with logos licensed from the four major professional sports leagues, colleges and the characters licensed from Walt Disney and Warner Bros.  Sales to foreign customers, principally in Europe, accounted for 1.4%, 6.3%, and 21.2% of
net  sales  in  fiscal  2000,  1999  and 1998 respectively.   The Company ceased
operations  due  to  a  decrease in NP International's  sales  and the Company's desire to focus its resources on the domestic market.

Products

 	Domestic Product Lines.   The following are the principal products that Innovo
manufactures  and  distributes in the United States  to  the fashion,  craft and licensed product markets:

	Fashion              Craft   			                    Licensed
	tote bags          	 tote bags			                   travel and tote bags
	beach bags     		    adult and children's aprons	   waist packs
	duffle bags        		Christmas stockings            duffle bags
 coolers			                                      			 stadium totes/cushions
	gourmet/BBQ aprons	                             				insulated lunch bags
	backpacks						                                     soft coolers
	pencil cases
	waist packs
	preteen purses and planners

 	Product Design.  Innovo  develops  the  designs  and  artwork for all products in-house.  Innovo  markets  its  craft products, without artwork, to be sold for finishing  by  retail  craft customers.  Innovo's licensed products are produced with  the  logos  or  other  designs licensed from the major professional sports leagues and colleges.  Beginning in September 1998, the Company added a licensed
NASCAR  driver  product  line and during the second quarter of 1999, the Company added a license for Garfield.  See "Licensing Agreements" below.

 	Premium Sales Market.  Innovo also markets each  of  its  products  through  a
sales  rep  force  to  its  nonretail  customers.   Those  products  include the
customer's  logo,  design  or  slogan  for use  in connection with a customer or employee promotion or as a premium sale item.

Licensing Agreements

 	The  Company's  sports-licensed  products  display  logos,  insignias,  names, slogans or cartoon characters licensed from the various licensors.  Innovo holds licenses  for  the  use  of  the  logos  and  names of the teams of the National
Football  League,  Major  League  Baseball,  and  over  130 colleges for various
products.   For  the year ended November 30, 2000, the sale of licensed products represented 27.1% of the Company's net sales.

	 During  September  1998,  the  Company  entered into  an  agreement  with  Fan
Fueler  a  division of Action Performance Companies, Inc.  ("AP")  providing the
Company  with exclusive manufacturing and non-exclusive distribution rights with respect  to  seat cushions, soft lunch bags and coolers, waist packs,  tote bags and backpacks bearing  motorsports-related  trademarks and copyrights under AP's control.  Among the NASCAR drivers represented by AP  are  Dale Earnhardt,  Dale
Earnhardt, Jr., Jeff Gordon, Rusty Wallace and Dale Jarrett.

 	During  1999,  the  Company  obtained  a  license  from  Paws, Inc  to produce backpacks, sportsbags and other items with the image of Garfield.

 	The  Company  has or had international licensing agreement for certain product styles  with  Walt  Disney  Co.,  Warner  Bros.  Studios, Looney Tunes, National
Football  League  Europe,  the  National  Basketball  Association,  Major League
Baseball and the National Hockey League.   Pursuant to NP International  ceasing
operations,  the  Company  has  terminated  or  not  renewed  its  international
licensing agreements.   The  Company  has accrued approximately $104,000 for the
potential  expense  and  obligations  associated  with  the  ceasing  of  its international business.

 	The following sets forth certain information concerning the license agreements currently held by the Company.

Licensor		       	     	  Types of Products	                 	Geographical Areas


Major League Baseball	    Tote, lunch, shoe and laundry bags,    	United States
	                    			  stadium seat, cushions,
                   				   sport bags and backpacks.


National Football League	 Tote, lunch, shoe and laundry bags      United States
                    				  stadium seat cushions,
                    				  sports bags and backpacks.


Colleges/logos of	    	  	Tote, lunch, shoe and laundry bags, 	   United States
approximately 130   	  	  stadium seat cushions, sports
colleges              		 	bags and backpacks.

Fan FuelerTM          		  Seat cushions, soft lunch bags and  	   United States
                    				  coolers waist packs, tote bags and
                    				  backpacks.

Paws, Inc (Garfield)  		  Backpacks, sports bags, tote bags,  	   United States
                    				  lunch bags, seat cushions and waist
                    				  packs.

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

 	Typically,  a  license agreement is for a one or two-year  term for the use of particular characters or designs of the licensor on some or all of the Company's products.  A royalty is paid to the licensor that is usually a percentage of net sales, with a minimum annual guarantee for the license period. The royalty rates range  from  7%  to  17%  and the minimum annual guarantees range from $5,000 to
$40,000.   Some  license agreements grant the licensor broad termination rights, and most of the license agreements grant the licensor the right to terminate the license in the event  minimum sales targets are not reached, if the Company does not diligently market the licensed products,  or  for the breach of any material
term of the license agreement by the Company.   The Company believes that  it is
in  substantial  compliance  with the terms of all material licenses,  excluding
those licenses held for international markets.   In the event the Company cannot
successfully  negotiate  a  reasonable  settlement  with  certain  international licensors,  the  Company  has  accrued  for  what  it deems to be the reasonable expense or obligation associated with these licensing agreements.

 	The expiration dates of most of the current license agreements range from 2001
to 2002.   Generally,  the renewal provisions of the license agreements  provide that the licensee may, at its option,  renew the license for an additional  one-
or  two-year  term,  provided  certain  conditions are satisfied.  Historically, licenses  have  been  terminated  by  the  Company  due  to  decreased  sales or popularity,  rather than by the licensors, and to date the Company has generally been  able to obtain the renewal of licenses it wished to continue.  The Company believes that  it will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition  for  an  expiring license from another entity, or other factors will not result in the non-renewal of a license.

Summary of Significant 2000 Developments

  During fiscal 2000, the Company issued 7,422,232 shares of the Company's Common Stock in exchange for a total of $7,300,000, consisting of $5,300,000 in cash and $2,000,000 in conversion of debt to equity. The funds were used to fund operations and reduce outstanding debt owed by the Company.

  In July 1997, the Securities and Exchange Commission and Nasdaq announced revised standards for listing on the Nasdaq SmallCap Market that required that a company's listed securities trade for not less than $1.00 per share and that the company have net tangible assets (total assets, excluding goodwill, minus total liabilities) of at least $2,000,000. The change became effective in February 1998.

  Due to continued losses, the Company did not meet the required net tangible asset level as of May 31, 2000. On July 19, 2000, the Company was granted a temporary exception from this standard subject to Innovo meeting certain conditions. The conditions required the Company to obtain a minimum net tangible asset level of $4 million on or before August 11, 2000 ("Phase I") and a minimum net tangible asset level of $5 million on or before October 31, 2000 ("Phase II").

  The Company met the Phase I net tangible asset level of $4 million on August 11, 2000 by issuing 1,363,637 shares of Common Stock ("Phase I Shares") to Commerce Investment Group, LLC ("Commerce" for $1.5 million in cash (a price of $1.10 per share), with the proceeds being used by the Company to purchase finished goods and services from Commerce and its affiliates (collectively, the "Commerce Group"). As required by the Commerce Group as a condition to making its Phase I investment in the Company, the Company also increased its net tangible assets by issuing Common Stock and warrants to Sam and Jay Furrow (the "Furrow Group"). The Furrow Group assumed $1 million of outstanding Company debt owed to third parties and converted $500,000 of Company debt that was owed to the Furrow Group (the "Furrow Debt Conversion") in exchange for 1,363,637 shares of Common Stock at $1.10 per share, and warrants to purchase 1,500,000 shares of Common Stock that have a three-year term and an exercise price of $2.10 per share (the "Furrow Warrants"). The Furrows agreed to make the issuance of the Furrow Warrants subject to stockholder approval.

  The Company met the Phase II net tangible asset level of $5 million on October 31, 2000 by selling an additional 1.5 million shares of Common Stock ("Phase II Shares") and warrants to purchase an additional 3.3 million shares to the Commerce Group (the "Purchase Warrants") for $1,500,000. The Purchase Warrants have an exercise price of $2.10 per share. Three million of the Purchase Warrants have a term of three years and the remaining 300,000 vest over two years and expire 3 years from the last vesting. The proceeds have been used by the Company to purchase additional finished goods and services from the Commerce Group and its affiliates. Additionally, in order to meet the Phase II requirements, the Company issued in private placements 1,062,500 shares of Common Stock and 850,000 warrants with a strike price of $2.00 and a three year term to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. in exchange for $850,000. The Company issued an additional 1,062,500 shares of Common Stock and 850,000 warrants with a strike price of $2.00 and a three year term to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. in
exchange for $850,000 received on November 30, 2000. The Company is currently traded on the Nasdaq SmallCap Market under the ticker symbol INNO.

  In October 2000, the Company closed its domestic manufacturing and distribution operations and facilities and moved its remaining operations into an office building located near downtown Knoxville, TN. The Company has entered into a supply and distribution agreement with the Commerce Group to provide the Company with specific goods previously manufactured by the Company domestically and distribution services for all of the Company's products. The Company recorded certain charges in the amount of $515,000 in association with the discontinuation of its domestic manufacturing and distribution facilities, which included a $99,000 loss on disposal of fixed assets, a $116,000 charge related to shut down expense and the write-off of $300,000 of inventory that was liquidated prior to the relocation of the distribution center.

Growth Strategy and Product Development

 	The  Company  believes that growth in its business can be accomplished through the increase  in  sales of its existing craft and accessory products and through its  expansion  into  the  apparel  market.  The  Company  believes that it  can increase  sales  of  its  craft product due to  an  increase  in  quality  and a decrease  in  price  as a  result of the Company's new supply agreement with the
Commerce  Group.  The  Company's  growth  of its accessory product lines will be based on the Company's ability to increase the quality of design of the products and the  Company's  ability  to  meet  the  financial  and  distribution demands
associated with increased sales.   Additionally, with the entry into the apparel
market  with  the  obtaining  of  the  Joe's Jeans license, as further described below,  the  Company  intends  to continue to expand its presence in the apparel market.

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

 	The newest branded lines for 2000 provided the Company with the opportunity to present more products to department stores and specialty retailers.  The designs are fashion oriented,  fill  nitch markets such as female "teens",  and have the potential  for added sales opportunities during the holiday season.  The Company believes  the  addition  of  these  in-house-designed,  branded  lines will help diversify a product base that relies heavily on licensed products.

 	As noted above the Company intends to continue to expand its product line into the apparel market.  In an effort to further such growth, in February 2001,  the
Company acquired from  JD Design, LLC,  the licensing  rights to Joe's Jeans,  a high-end  women's  apparel  line of denim jeans and knit shirts.  In addition to the  licensing  rights  to the Joe's Jeans label,  the Company also acquired the rights  to  market  the  current  product  line  and  assumed  the  current book of business as of the time of the obtaining the licensing rights in exchange for
500,000 shares of the Company's Common Stock and,  if  certain  sales objectives are reached,  a warrant , with a 4 year term,  granting JD the right to purchase
250,000  shares  of  the  Company's  Common  Stock  priced  at  $1.00 per share.
Additionally,  Joe Dahan,  the designer of the Joe's line,  has been employed by
Innovo  and  has  received an option to purchase 250,000 shares of the Company's
Common  Stock at $1.00 per share with the option vesting monthly over 24 months.
The option granted to Joe Dahan shall have a term of 4 years.

Marketing and Customers

 	During fiscal 2000,  the Company's Innovo operations sold products to a mix of mass merchandisers  (such as K-Mart and Wal-Mart),  department stores,  sporting goods stores,  grocery stores, craft and drug store chains, mail order retailers
and other retail accounts.   The Company estimates that its products are carried
in  over  8,000  retail  outlets in the United States.   Generally the Company's
accounts were serviced by the Company's sales personnel working  with  marketing organizations  that  have  sales  representatives  which  are  compensated  on a commission basis.

 	In  marketing  its  products the Company attempts to emphasize the competitive pricing  and  quality  of  its  products,  its  ability  to  assist customers in designing marketing programs,  its short lead times,  and the  high sell-through
its  products  have historically achieved.   To assist customers in  achieving a
higher  sell-through  of  its  sports  team  (professional and college)  logoed products,  the  Company  tracks  the  retail  sales  by  team  logo  for various geographic areas.  The Company then uses this information to assist customers in
selecting  the  optimum  mix of team logos for their market.   Additionally, the
Company  has  an  electronic  data interchange system that allows certain larger customers to place orders directly.

 	The  Company  also  continues  to  solicit customers whose  buying seasons are contrary to the Company's existing seasonality.  See "Seasonality."

 	For  fiscal  2000,  three customers accounted for aggregate sales in excess of
63% of gross sales:   Wal-Mart,  K-Mart and Michael's accounted for 41%, 11% and
10%,  respectively.   Wal-Mart  has  continued  to  be  a major customer for the
Company  and  the  loss of  Wal-Mart as a customer would have a material adverse effect on the Company.

Backlog

 	Although the Company may at any given time have significant business booked in advance of purchase orders,  customers' purchase orders are typically filled and
shipped  within  two  to  six  weeks.   As  of  November 30, 2000, there were no
significant backlogs.

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

Sourcing

	Innovo's products are purchased from the Commerce Group, which manufactures the
Company's  products primarily in Mexico, or the Company obtains certain products from  overseas  suppliers  through  manufacturing  agreements.  The  Company  is obligated,  as  defined  in  the  supply  agreement with the Commerce Group,  to purchase  all  of  its  craft  products  from  the Commerce Group for a two-year
period.   The  principal  materials  used  in  Innovo's  products include denim, canvas,  plain  and  printed rolls of nylon,  polyester  and  cotton,  mesh  and webbing.  The  sport  bags, backpacks  and  other  nylon  products  marketed  by
Innovo are generally obtained from overseas manufacturers in order to reduce the
cost  of  these labor intensive products.   The independent overseas contractors
that  manufacture  these  products  are  responsible for obtaining the necessary supply  of  raw  materials  and for manufacturing  the products to the Company's specifications. The Company generally  uses one independent overseas  contractor to fulfill  all  of  its requirements  in  order  to maximize  its  control over production quality  and  scheduling.  Although  the Company uses this, and other methods,  to  reduce  the risk  that  the  independent  contractor  will fail to meet  the  Company's requirements,  the use of independent overseas  contractors does reduce  the Company's  control  over  production and delivery  and  exposes
the Company to the other usual risks of sourcing products abroad.   The  Company
does  not  have  any  long-term  supply  agreements  with independent  overseas contractors,  but  believes  that  there  are  a  number  of  contractors  that could fulfill the  Company's requirements.

 	The Company has generally utilized overseas contractors that employ production
facilities located in China.   As  a  result,  the products manufactured for the
Company  are  subject  to  export  quotas  and other restrictions imposed by the
Chinese government.  To date the Company has not been adversely affected by such restrictions;  however,  there  can  be no assurance that future changes in such restrictions  by  the Chinese government would not adversely affect the Company, even if only temporarily while the Company shifted production to other countries or regions such as Mexico,  Korea,  Taiwan or  Latin America.  It is anticipated that  in  fiscal 2001 more than 50%  of  the  Company's domestic sales  will  be imported products which are subject  to  United States import quotas, inspection or duties.

Competition

	 The industries  in  which  the  Company  operates  are  fragmented  and highly
competitive.   The  Company  competes  against  a  large  number  of  baggage manufacturers and importers, and other generally small companies that distribute
products  similar  to  Innovo's.   The  Company's  sports-licensed products also
compete  with  those of sporting goods manufacturers,  such as Reebok,  Nike and
Adidas,  that  produce  or  license the manufacture of sports bags bearing their names and logos.  The Company does not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, the logos or characters its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

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

 	The  Company  has  also applied for a trademark for its product lines known as
"Friendship",  "Clear Gear"  and "Toteworks". The Company anticipates that these trademarks will be registered during 2001.

Employees

 	As  of  November 30, 2000,  the Company employed 14 full-time personnel at the
Knoxville,  Tennessee facility,  comprised of 2 persons in management, 4 persons in  general  administration  and  8  persons  in  and  sales and marketing.  The
Company  has  significantly  reduced its number of employees as a result  of the closing of its manufacturing and distribution facilities.



                             ITEM 2.    PROPERTIES

 	The  Company's  sales  and  marketing headquarters is located in approximately
5,000 square feet  of office  spaces located near downtown Knoxville, Tennessee.
The Company pays $3,500 per month,  triple net for the office space.   The space
being  leased  in  Knoxville  is  owned  by an entity that is  controlled by the
Company's Chairman.

 	The  Company's previous headquarters and manufacturing facilities were located
in Springfield, Tennessee.   The  Springfield facilities are currently owned  by
Leasall  Management, Inc.  ("Leaseall"),  a  wholly  owned  subsidiary of Innovo
Group, Inc.   The  main  Springfield  complex is situated on seven acres of land with approximately 220,000 square feet of usable space,  including 30,000 square
feet  of  office  space and 35,000 square feet of cooled manufacturing area.   A
warehouse  annex  contained  30,000  square  feet.   First  Independent  Bank of
Gallatin,  Tennessee  holds  a  First  Deed  of  Trust  on  the Springfield real property.  The Springfield facilities are currently held for lease or sale,  and approximately 25% of the facilities had been leased as of November 30, 2000.

 	The  Company  acquired  a  Florida retail property  with  approximately 32,000 square feet of rentable space, operated as the "Good Deal Mall," in fiscal 1995.
Through August 1997 the Company was engaged  in readying the property to operate as  an  indoor  multiple  vendor open space mall in which retailers operate from
permanent booths.   The property  was  initially opened in August 31, 1997  with
approximately  24%  of  its  available  space  leased.   After  several  lease
terminations the Company closed the facility in November 1997.   The property is
currently held for lease and/or sale.

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

 	In  December  1999,  the  American  Apparel  Contractors  Association Workers'
Compensation Fund filed suit against the Company's Thimble Square subsidiary for approximately  $13,000  plus  interest  of  1.5%  per  month  from  the due date
(American  Apparel  Contractors  Association  Workers' Compensation Self-Insured
Fund v. Thimble Square and Innovo Group).  This amount represents the allocation to  Thimble Square  of  the  excess  workers' compensation claims paid under the
plan.   The Company has not accrued for the disputed funds in this case and does not believe that Company has any liability associated with the claim.

 	In December 1991, a former employee filed suit against  the Company,  Patricia
Anderson-Lasko  and  others  alleging  breach  of  an  employment  agreement and conversion  of  his interest  in  certain property rights (Michael J. Tedesco v.
Innovo, Inc.,  et  al.,  Case  No. 91-64033,  District Court  of  Harris County,
Texas, 164th Judicial Circuit).  Following an appeal and a second trial, a final judgment  was  rendered  against  Innovo  for  $194,045  on  August  17, 1998.
Thereafter, 20,000 shares  of Common Stock that had been held in the registry of the court, as security during the appeal and subsequent trial,  were released to
the  plaintiff.   If  the  sale  of  that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall.  As of  November  30,  2000,  the  Company  had  accrued  $206,374 for any potential shortfall.

 	In March 2001,  the Company received notice from Z-Tex, a former vendor of the
Company,  claiming  that  the  Company  owes  Z-Tex  $36,054  based on a payment arrangement  the  two  parties  entered  into  in  May of 1998.  The Company has previously  submitted  evidence  to  Z-Tex's  representation  that  it  believed sufficient  to  prove that the Company does not have an outstanding balance with
Z-Tex.    The Company believes that it has meritorious legal defenses to Z-Tex's claims.


            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  The Company held its annual shareholder meeting on October 20, 2000.

  (b) At the annual shareholders meeting, the shareholders elected Dr. John Looney, Sam Furrow, Pat Anderson, Jay Furrow, Dan Page and Marc Crossman to serve as directors of the Company for a one year term and until their successors are elected and qualified.

  (c)  Additionally, the shareholders approved the following resolutions:

      	(1) an amendment of Article Fourth of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.10 per share from
           15,000,000  to  40,000,000.   As  to  the  amendment to the Company's
           Certificate of Incorporation to increase the number of authorized shares of Common Stock to 40,000,000, of the shares properly authorized to vote, 8,085,330 shares voted for adoption of the proposal, 178,985 shares voted against such election proposal, and 104,910 shares abstained;

       (2) the issuance to certain affiliates of the Company and of Commerce Investment Group, LLC of (i) 1,500,000 shares of Common Stock, par value $0.10 per share, at a purchase price of $1.00 per share and
           (ii) warrants to purchase 4,800,000 shares of Common Stock at a purchase price of $2.10 per shares. As to the issuance of 1.5 million shares and 4.8 million warrants, of the shares properly authorized to vote, 5,437,357 shares were voted for adoption of the 89,396 shares were voted against such election proposal, and 10,942 shares abstained;

       (3) the issuance to Joseph Mizrahi and certain affiliates of Joseph Mizrachi of (i) $1,700,000 worth of shares of Common Stock with a purchase price equal to the lesser of (a) a 20% discount to the average of the closing bid prices of the Company's common stock for the 10 days prior to the date of the closing or (b) $1.00 per share, and (ii) warrants to purchase 1,700,000 shares of Common Stock at a purchase price of $2.00 per share. As to the issuance of shares and warrants to Joseph Mizrachi, of shares properly authorized to vote, 5,512,221 were voted for adoption of the proposal, 109,388 shares were voted against such election proposal, and 16,083 shares abstained;

      (4) the approval of the Company's 2000 Employee Stock Incentive Plan. As to the approval of the Company's 2000 Employee Stock Incentive, of the shares properly voted at the meeting, 5,247,311 shares voted for adoption of the proposal, 215,689 shares voted against such election proposal, and 174,692 shares abstained.

      (5) the approval of the Company's 2000 Director Stock Incentive Plan. As to the approval of the Company's 2000 Board Stock Incentive Plan, of shares properly voted at the meeting, 5,097,609 shares were voted for adoption of the proposal, 364,498 shares were voted against such election proposal, and 175,585 shares abstained;

      (6) the appointment of BDO Seidman, LLP as the Company's independent auditor for the fiscal year ending November 30, 2000. As to the ratification of the appointment of BDO Seidman LLP, of the shares properly voted at the meeting, 8,308,624 shares were voted for adoption of the proposal, 53,779 shares were voted against such election proposal, and 6,812 shares abstained;

                                     PART II

               ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                                 STOCKHOLDER MATTERS

  The common stock is currently traded under the symbol "INNO" on the Nasdaq SmallCap Market maintained by The Nasdaq Stock Market, Inc ("Nasdaq"). The following sets forth the high and low bid quotations for the common stock in such market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by the Company that the following quotations necessarily reflect an established public trading market in the Common Stock. The following information (as all other information herein) is adjusted to reflect a reverse stock split in which one-share of new Common Stock with a par value of $.10 per share was exchanged for every ten shares of old common stock having a par value of $.01 per share (the "Reverse Split"). The Reverse Stock Split was completed effective September 11, 1998.

Fiscal 2000		               		High		            	Low
-----------                   ----               ---
First Quarter	            			$1.59	            	$1.03
Second Quarter		          		  2.12	           		 0.87
Third Quarter				             1.43		           	 0.81
Fourth Quarter				            1.18		           	 0.78

Fiscal 1999			     	          High			            Low
-----------                   ----               ---
First Quarter          		  		$3.94			           $1.09
Second Quarter		 		           2.56		         	   1.31
Third Quarter 			   	         2.75			            1.09
Fourth Quarter				            3.00			            1.50

Fiscal 1998	               			High		          	  Low
-----------                   ----               ---
First Quarter	   			         $6.87	          	 	$5.63
Second Quarter			  	          6.25	         	 	  4.06
Third Quarter			    	         4.37	          		  1.88
Fourth Quarter				            2.81	          		  1.16


       As of February 28, 2001, there were approximately 924 record holders of the Common Stock.

  The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its capital expenditure requirements.

  In July 1997, the Securities and Exchange Commission and Nasdaq announced revised standards for listing on the Nasdaq SmallCap Market that required that a company's listed securities trade for not less than $1.00 per share and that the company have net tangible assets (total assets, excluding goodwill, minus total liabilities) of at least $2,000,000. The change became effective in February 1998.

  Due to continued losses, the Company did not meet th e required net tangible asset level as of May 31, 2000. On July 19, 2000, the Company was granted a temporary exception from this standard subject to Innovo meeting certain conditions. The conditions required the Company to obtain a minimum net tangible asset level of $4 million on or before August 11, 2000 ("Phase I") and a minimum net tangible asset level of $5 million on or before October 31, 2000 ("Phase II").

  The Company met the Phase I net tangible asset level of $4 million on August 11, 2000 by issuing 1,363,637 shares of Common Stock ("Phase I Shares") to Commerce Investment Group, LLC ("Commerce" for $1.5 million in cash (a price of $1.10 per share), with the proceeds being used by the Company to purchase finished goods and services from Commerce and its affiliates (collectively, the "Commerce Group"). As required by the Commerce Group as a condition to making its Phase I investment in the Company, the Company also increased its net tangible assets by issuing Common Stock and warrants to Sam and Jay Furrow (the "Furrow Group"). The Furrow Group assumed $1 million of outstanding Company debt owed to third parties and converted $500,000 of Company debt that was owed to the Furrow Group (the "Furrow Debt Conversion") in exchange for 1,363,637 shares of Common Stock at $1.10 per share, and warrants to purchase 1,500,000 shares of Common Stock that have a three-year term and an exercise price of $2.10 per share (the "Furrow Warrants"). The Furrows agreed to make the issuance of the Furrow Warrants subject to stockholder approval.

  The Company met the Phase II net tangible asset level of $5 million on October 31, 2000 by selling an additional 1.5 million shares of Common Stock ("Phase II Shares") and warrants to purchase an additional 3.3 million shares to the Commerce Group (the "Purchase Warrants") for $1,500,000. The Purchase Warrants have an exercise price of $2.10 per share. Three million of the Purchase Warrants have a term of three years and the remaining 300,000 vest over two years and expire 3 years from the last vesting. The proceeds have been used by the Company to purchase additional finished goods and services from the Commerce Group and its affiliates. Additionally, in order to meet the Phase II requirements, the Company issued in private placements 1,062,500 shares of Common Stock and 850,000 warrants with a strike price of $2.00 and a three year term to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. in exchange for $850,000. The Company issued an additional 1,062,500 shares of Common Stock and 850,000 warrants with a strike price of $2.00 and a three year term to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. in exchange for $850,000 received on November 30, 2000. As a result of these transaction and the increase in the Company's net tangible asset level, Nasdaq has closed the review of the Company's Nasdaq file.

 	Although the Company will continually use its  best efforts  to  maintain  its
Nasdaq SmallCap listing,  there  can  be no assurance that it will be able to do
so.   If in the future, the Company is unable to satisfy the Nasdaq criteria for maintaining listing,  its securities would be subject to delisting, and trading, if any,  the Company's securities would thereafter be conducted in the over-the-
counter market, in the so-called "pink sheets" or on the National Association of
Securities Dealers, Inc. ("NASD") "Electronic Bulletin Board."  As a consequence of  any  such delisting,  a stockholder would likely find  it  more difficult to dispose of,  or  to  obtain accurate quotations  as to the prices, of the Common
Stock.



                             ITEM 6. SELECTED FINANCIAL DATA

 	The table below  (includes the notes hereto)  sets forth a summary of selected consolidated financial data.  The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

                                                        Years Ended
                                 11/30/00    11/30/99     11/30/98     11/30/97     11/30/96
                                 --------    --------     --------     --------     --------
                                                 (000's except per share data)

Net Sales                        $  5,767    $ 10,837     $  6,790     $  7,901     $  6,023
Costs of Goods Sold                 5,195       6,252        4,493        5,303        3,981
                                 --------    --------     --------     --------     --------
Gross Profit                          572       4,585        2,297        2,598        2,042

Operating Expenses (3) and (4)      5,113       5,688        4,203        4,007        4,008
                                 --------    --------     --------     --------     --------

Loss from Operations               (4,541)     (1,103)      (1,906)      (1,409)      (1,966)

Interest Expense                     (446)       (517)        (503)        (657)        (870)
Other Income (Expense)                (69)        280          142          337         (147)
                                 --------    --------     --------     --------     --------

Loss Before Income Taxes           (5,056)     (1,340)      (2,267)      (1,729)      (2,983)
Income Taxes                           --          --            --          --           --
                                 --------    --------     --------     --------     --------

Loss from Continuing
  Operations                       (5,056)     (1,340)       (2,267)     (1,729)      (2,983)
                                 --------    --------     ---------    --------     --------

Discontinued Operations(1)             --          (1)       (1,747)       (110)        (105)
Extraordinary Item (2)             (1,095)         --            --         524           --
                                 --------    --------     ---------    --------     ---------
Net Loss                         $ (6,151)   $ (1,341)    $  (4,014)   $ (1,315)    $  (3,088)
                                 --------    --------     ---------    --------     ---------
                                 --------    --------     ---------    --------     ---------

Loss per share from Continuing
  Operations (basic and diluted)   $(0.62)     $(0.22)       $(0.49)     $(0.50)       $(2.19)
                                 --------     -------      --------     -------     ---------
                                 --------     -------      --------     -------     ---------

Weighted Average Shares
 Outstanding                        8,163       5,984         4,618       3,438         1,361
                                 --------     -------      --------     -------     ---------
                                 --------     -------      --------     -------     ---------
Balance Sheet Data:
Total Assets                      $ 7,416    $  6,222     $   7,232    $  9,168     $   9,433
Long-Term Debt                      1,340       2,054         2,604       2,065         3,303
Stockholders' Equity                3,758       1,730         1,722       3,791         2,275


(1)	 The  amounts  for 1998,  1997  and 1996 represent the operations of Thimble
Square.  Thimble Square's operations were discontinued during the fourth  fiscal quarter of 1998.
(2)	Represents  gains from the early extinguishment of debt in 1997 and the loss from the early extinguishments of debt in 2000.
(3)	Amount includes a $300,000 write down of long-term  assets  in  1998  and  a
$145,000  write  down  of  long-term  assets in 1999 as well as $293,000 for the termination  of  a capital lease and $100,000 for the settlement of a lawsuit in
1999, and a $600,000 write down of long-term assets in 2000.


                  ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

Overview

 	Historically,  the  Company's  operating losses have resulted from  inadequate sales,  limited  production  capacity,  high  internal  production  costs  and
inadequate working capital.   Management  has been addressing these issues in an
attempt to make the Company profitable. The Company has made significant changes in  the operational and financial structure of the Company and believes that the changes  discussed  below  will  significantly  improve the Company's ability to obtain profitability.

	 The  Company  has  attempted  to  lower  its  expenses  through a reduction in headcount, the ceasing of operations of non-performing subsidiaries, the closing of  its  manufacturing  and  distribution  facility  and relocating to an office complex, improved financial relationships with lenders and general management of
the daily operations of the Company.   The Company did not incur any significant
costs  for  severance  or  related matters in connection with the closing of its manufacturing  and  distribution  facility,  however,  the  Company  did  incur significant  charges  aggregating $515,000, for the write down of inventory that was  not moved to the new distribution center, shut down costs and for the write down  of  the  carrying  value  of  certain equipment and leasehold improvements that were sold or abandoned.  With a reduction in expenses and  an  increase  in the availability of capital resources, management believes that the Company will be able increase revenues and improve the overall performance of the Company.

 	While the Company's sales have been inconsistent,  the  customer base  of  the
Company has remained strong.  The inconsistency can largely be attributed to the
Company's  poor  financial  condition,  its  inability  to  produce a profitable product at  a competitive price, the inability to generate sufficient revenue to cover fixed costs and the Company's limited production capacity.

	 In  effort  to  address  these  problems,  the  Company  has  outsourced  its manufacturing  and  distribution  requirements and has entered into transactions that  has  allowed  the  Company  to significantly improve its production issues and overall financial health.

 	In  August  of  2000,  the  Company  entered  into  a  supply and distribution
agreement  with  the  Commerce  Group.   Under  the  terms of the agreement, the
Company  will  purchase  from the Commerce Group all of the products the Company previously  manufactured domestically and the Commerce Group will distribute all of the Company's products.

 	This  group  of  transactions  is  significant  because  a large number of the historical  problems  of the Company can be attributed to the limited production capabilities of the Company's manufacturing operations,  the overhead associated therewith and the lack of competitive pricing due to the fact that the Company's
products were being manufactured domestically.   The Commerce Group transactions
has  allowed  the Company to close its costly and inefficient manufacturing  and distribution facility  and  eliminate its  fixed costs,  increase its production capacity  due  to  the  Commerce Group's  large  manufacturing capabilities  and provide  its  customer's  with  improved  products  because of the use of higher quality materials used in the manufacturing process.

 	Additionally, during 2000 the Company entered into various equity transactions which  have  allowed  the Company to meet its existing and foreseeable financial demands.  As a result of these transactions, the Company has been able to reduce its  debt  load and interest expense, decrease payables and increase its cash on
hand.   The  Company  believes  that  these equity transactions will provide the
Company  with  the  necessary  working  capital  to  fund operations as it grows towards profitability and increased shareholder value.

 	The  equity  transactions  referred to above may represent a change in control for  income  tax  purposes which would have the effect of substantially limiting the  availability  and  utilization  of  the  Company's net operating losses for income tax purposes.

Results of Operations

 	The  following  table  sets forth the certain statement of operations data for the years indicated:



                                                Years Ended
                                    11/30/00    11/30/99    11/30/98
                                    --------    --------    --------

Net Sales                           $  5,767    $ 10,837    $  6,790
Costs of Goods Sold                    5,195       6,252       4,493
                                    --------    --------    --------
Gross Profit                             572       4,585       2,297

Selling, General & Administrative      4,147       4,963       3,638
Write down of long-term assets           600         145         300
Termination of a Capital Lease            --         293          --
Other                                    116          --          --
Depreciation & Amortization              250         287         265
                                    --------    --------    --------

Loss from Operations                  (4,451)     (1,103)     (1,906)

Interest Expense                        (446)       (517)       (503)
Other Income (expense)                   (69)        280         142
                                    --------    --------    --------
Loss Before Income Taxes              (5,056)     (1,340)     (2,267)
Income Taxes                              --          --          --
                                    --------    --------    --------

Loss from continuing operations       (5,056)     (1,340)     (2,267)
                                    --------    --------    --------

Discontinued Operations                   --          (1)     (1,747)
Extraordinary Item                    (1,095)         --          --
                                    --------    --------    --------
Net Loss                            $ (6,151)   $ (1,341)   $ (4,014)


Comparison of Fiscal Year Ended November 30, 2000 to Fiscal Year Ended November 30, 1999

	 Net sales for the year ended November 30, 2000 decreased $5,070,000  or  46.8%
from  $10,837,000  in  1999  to  $5,767,000 in 2000.  The decrease in sales  can largely be attributed  to  the  Company's inability  to meet customer  demand as a  result  of  labor  and  production  shortages,  a large premium order of $2.5 million placed in 1999  but  not  repeated in 2000, a decrease in  the  sales of clear  backpacks  and  sports  bags  in  2000  compared to 1999, non-competitive pricing, an increase in customer discounts and allowances and the  reduction  in sales  and  marketing  staff  in  an  attempt  to  reduce  costs  and  focus the
Company's sales and marketing efforts  on its core products and  key  customers.

  Customer discounts and allowances recorded as a reduction of net sales increased by $590,000 during 2000. The increase is substantially due to the Company recording advertising and other allowances that are based on a percentage of a customer's sales as a reduction of net sales whereas in prior periods such amounts were recorded as selling expenses. The 1999 and 1998 statements of operations have not been adjusted to reflect the 2000 presentation of sales allowances as the information for those periods was not tracked by the Company in a manner that would allow for an accurate reclassification of prior period amounts and in any event management believes that such amounts were not material to the 1999 and 1998 statements of operations.

 	The  Company's  gross margin percentage decreased 32.4% from 42.3% in 1999  to
9.9% in 2000.   The reduction is attributable to a decrease in the sales of high margin  imported  products  in  2000 compared to 1999 and the high cost of goods manufactured  and  distributed domestically during  the first 10 months of 2000.
Additionally,  with  the  closure  of  the  Company's domestic manufacturing and distribution  operations  in  October of 2000, the Company concluded that it was more cost effective to liquidate certain inventories as opposed to incurring the costs  associated  with  shipping the products to the Company's new distribution
center in Los Angeles, CA.   Consequently, the Company took a $300,000 inventory
adjustment for liquidated inventory thus increasing the cost of goods sold.  The
Company's  cost  of  goods  sold,  as  a result of closing its manufacturing and distribution operations,  further increased in 2000 by $250,000 due to the write off of capitalized overhead that was associated with its production facility and the  manufacturing  process.  In  addition,  during  2000,  the Company recorded approximately $250,000 of expenses related to advertising allowances granted to its  customers  as  a  reduction  of  sales, as  the  allowances were based on a percentage of the customers' purchases.

  Selling, General and Administrative expenses decreased in 2000 by 16.4% from $4,963,000 in 1999 to $4,147,000 in 2000. The change in Selling, General and Administrative expense resulted primarily from decreases in both fixed and variable  costs  as  the  Company  downsized  due  to  a lack of working capital as well  as expense  savings  realized  as  a  result  of  the  closing  of  the
Company's manufacturing facilities. In addition, as discussed above the Company's Selling, General and Administrative expenses decreased by approximately $250,000 as a result of the reclassification of advertising allowances as a reduction of sales and not as a component of Selling, General and Administrative expenses. As a result of closing its manufacturing and distribution facilities in 2000, the Company incurred $116,000 of expenses associated with the factory shutdown.

  Under the guidelines of SFAS 121 the Company recorded a $600,000 impairment loss representing a valuation adjustment on a building and parcel of real estate the Company owns. The property and improvements are currently listed for sale and the Company is currently in negotiations with multiple buyers who are interested in purchasing the property. Due to the fact the Company ceased manufacturing and no longer used certain manufacturing equipment, the Company incurred $99,000 of other expense upon the disposal of the manufacturing machinery and equipment in 2000.

  Depreciation and Amortization expenses were not significantly different from 1999 to 2000 due to the lack of significant purchases of fixed assets and intangible assets during 1998.

  Interest expense for the year ended November 30, 2000 decreased by $71,000 to $446,000 as a result of decreased borrowing from the factor due to decreased sales and lower average outstanding indebtedness due to the conversion of $2,000,000 of debt to equity.

 	Other Income (expense) was expense of  $69,000  in  2000  compared  to  income of $280,000 in 1999.  The decrease can largely be attributed to the fact that in
1999  the  Company  received  income  under  a warehousing agreement between the
Company  and  Z. Metro, Inc.,  an  unrelated  company.  Other expense in 2000 is comprised  of  the  income  derived  from  tenants  in  the  Company's  former headquarters in  Springfield, TN and royalties paid to the Company pursuant to a licensing arrangement with the Accessory Network Group, offset by a $99,000 loss on the sale  and/or  disposal of the equipment resulting from the closure of the
Company's  manufacturing  facility.   The  Company  does  not  expect to receive
royalties from the Accessory Network Group in 2001 due to the decrease in  sales by the Accessory Network Group of the licensed products subject to the licensing
agreement.   In addition,  the Company incurred $99,000 of other expense in 2000 related to the disposal of fixed assets.

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

  The gross margin percentage increased 8.5 basis points from 33.8% in 1998 to 42.3% in 1999 due to improved material pricing (obtained from competitive bidding on import contracts) and a reduction in production costs. The Company anticipates a further improvement in gross margin in its import business in 2000 due to further reductions in material costs from favorable pricing on imported items.

  Selling, General and Administrative costs increased $1,325,000 or 36.4% from 1998 to 1999 due primarily to increased royalties ($384,000 increase) and commissions ($223,000 increase) from the increased sales and temporary labor ($286,000 increase) hired during the Company's back to school shipping season. In addition, rent expensed increased by approximately $190,000 due to the relocation of the Company's operations to the Knoxville facility.

  Under the guidelines of SFAS 121 the Company recorded a $145,000 impairment loss representing a valuation adjustment on a facility that the Company owns. The Company is currently offering parcels of this facility out for lease. The Company will continue to market this building for lease or for sale.

  The Company terminated the lease on a facility in Baxley Georgia. This facility was utilized by the Thimble Square subsidiary until that line of
business  was  discontinued  during  1998.   This  facility  was  subleased  for
a portion of 1999, but this facility was left vacant afte r the sublessee was forced to move out due to a loss of business. The lessor agreed to terminate
both  the  lease  agreement  and  sublease  agreement  without  penalty.   This
termination necessitated the write off of the remaining net book value of the capitalized lease (asset) and the removal of the remaining capitalized lease obligation (liability) resulting in a net charge to operations of $293,000.

  Depreciation and Amortization expenses were not significantly different from 1998 to 1999 due to the lack of significant purchases of fixed assets and intangible assets during 1998 and 1999.

  Interest expense for the year ended November 30 was largely unchanged from 1998 to 1999 due to a lack of significant changes to the debt structure of the Company and relatively constant interest rates.

  Other Income increased $138,000 from the year ended November 30, 1998 to 1999. This increase is primarily the result of income under a warehousing agreement between the Company and Z. Metro, Inc., an unrelated company.

Seasonality

	 The Company's business  is  seasonal.  The majority of the marketing and sales
activities take place from late fall  to  early spring.   The greatest volume of
shipments  and  sales  are  generally made from late spring through  the summer, which coincides with  the  Company's second  and  third fiscal quarters  and the
Company's fiscal year.  Cash flow is strongest in the Company's third and fourth fiscal quarters.  During the first half of the calendar year, the Company incurs the expenses of maintaining corporate offices,  administrative, sales employees, and developing the marketing programs and designs for  the majority of its sales campaigns.  Inventory levels also increase during the  first half  of  the  year
in  anticipation  of sales during the third and fourth quarters.   Consequently,
during  the  first half  of  each calendar year,  corresponding to the Company's first  and  second  fiscal  quarters,  the  Company utilizes substantial working capital  and  its  cash  flows  are  diminished,  whereas the second half of the calendar year,  corresponding to the Company's third and fourth fiscal quarters, generally provides increased cash flows and the build-up of working capital.

Liquidity and Capital Resources

 	Innovo Group is a holding company and  its  principal assets  are  the  common stock  of  the  operating subsidiaries.  As a result, to satisfy its obligations
Innovo  Group  is  dependent  on  cash obtained from the operating subsidiaries, either as loans, repayments of loans made by Innovo Group to the subsidiary,  or distributions,  or  on  the  proceeds  from  the  issuance  of  debt  or  equity securities  by  Innovo Group.  The subsidiaries primary sources of liquidity are cash  flows  from  operations, including credit from vendors and borrowings from the factoring  of  accounts receivables  and  cash obtained from the sale of the
Company's Common Stock.

  Cash used in operating activities was $4,598,000 for the year ended November 30, 2000. The use of cash primarily resulted from the Company's net loss, an increase in inventory of $1,375,000 offset by decreases in accounts receivables $566,000 and a decrease in accounts payable and accrued expenses of $390,000.

 	The Company relied on six primary sources to  fund  operations  during  fiscal
2000:

  1.	An accounts receivable factoring agreement with KBK Financial ("KBK")
  2.	An accounts receivable factoring agreement with First American National
     Bank ("First American") (recently acquired by Amsouth Bank)
  3.	An accounts receivable factoring agreement with Riviera Finance ("Riviera")
  4.	Trade credit with its domestic and international suppliers
  5.	Borrowings from management and shareholders
  6.	Equity financing through private placements

 	The  Company's  principal credit facility for working capital is its  accounts
receivable  factoring  arrangements.   In July of 2000,  the Company's  accounts
receivable factoring facility  with  First American was terminated due  to First
American's decision  to  cease its factoring operations.   In July,  the Company
entered  into  a  factoring facility with  KBK.   This agreement was  signed  to
provide financing for invoices not factored by the  Company's existing factoring arrangement with Riviera Finance.  The agreement with KBK provides for factoring on 85% of the qualified receivables up to $5,000,000.  The agreement calls for a
2% fee  on  every invoice funded in addition to a per annum rate equal  to KBK's base rate  in  effect  on  the date of the purchase of the invoice plus  2%  per
annum.   The agreement may be terminated by either party by delivery of  written notice of termination of the agreement to the other party specifying the date of termination,  which  shall  be  at  least 30 days after the date  such notice is given.  At the present, the Company is funding its working capital needs through
its  cash  on hand.   The Company is currently seeking a new factoring agreement with  its  current  factorers  and  others  in  an attempt to reduce the expense associated with factoring its receivables.

 	Previously, the Company has been  successful  in  negotiating  extended  trade credit with its largest vendors.  In 1998, the Company entered into an agreement with  Sunwaki  Industrial  Company, Ltd.  of Hong Kong to produce the  Company's licensed products for both domestic and international distribution.  Sunwaki has the capability to meet a substantial portion of  the  Company's  need  for  such
products.   In 1999,  Sunwaki extended trade credit  to  Innovo in excess  of $1 million.  The Company has been successful in obtaining similar credit terms with
Sunwaki  in  2000,  and  believes,  if necessary, will be able to obtain similar credit terms in 2001.

 	During  2000,  the  Company  utilized  commitments  from  certain  members  of
management  to  provide working capital funding.   Effective March 1, 2000,  the
Company's Chairman and CEO committed to provide  additional cash funding, as may
be required from time to time,  of up to  $500,000.   These funds were available
to  the  Company  through  November 30,  2000  to satisfy any short-term working
capital needs.   Any funds borrowed  under  this arrangement were secured with a promissory note were  interest  bearing and typically mature within nine  months from issuance. As of November 7, 2000, the Company repaid all amounts owed under this arrangement.

 	The  Company  believes  that  the  recently  completed equity transactions and the Company's existing factoring relationships should provide sufficient working capital  to  fund  operations  and  required debt reductions during fiscal 2001.
However,  due  to  the  seasonality of the Company's business  and negative cash flow  during  certain periods during  the  year,  the Company may be required to
obtain  additional  capital through  debt  or  equity  financing.   The  Company
believes that  any  additional capital, to the extent needed, could be  obtained from the sale of equity securities or short-term working capital loans. However, there  can  be  no  assurance that this  or other financing will be available if needed.  The inability of the Company to be able to fulfill any  interim working capital requirements would force the Company to constrict its operations.


New Accounting Pronouncements

 	SFAS No. 133,  "Accounting for Derivative Instruments and Hedging Activities,"
as amended,  is  effective  for  all fiscal years beginning after June 15, 2000.
This statement requires recognition of all derivative contracts as either assets or  liabilities in the balance sheet and the measurement of them at  fair value.
If  certain conditions are met, a derivative may be specifically designated as a hedge,  the objective of which is to match the timing of any gains or  losses on the  hedge with  the  recognition of  (i)  the changes in the fair value of  the hedged asset or liability that are attributable to the hedged risk or  (ii)  the earnings effect  of  the  hedged forecasted transaction.  For  a  derivative not designated as a hedging instrument,  the gain or loss is recognized in income in the period of change.  Historically, the Company has not entered into derivative
contracts either  to  hedge existing risks  or  for  speculative purposes.   The
adoption  of  the new standard on December 1, 2000 will not affect the Company's financial statements.

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

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of Accounting Principle Board Opinion No. 25 to certain issues including: (1) the definition of employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in business combinations. The adoption of Interpretation No. 44 did not have a material effect on our consolidated financial position or results of operations.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 	The Company believes its exposure to  market  risk  is  relatively  low.   The
Company has no investments in derivative instruments.  Transactions with foreign
customers  and  suppliers  are  made  in  U.S. currency.   The Company's primary
exposure to market risk relates to outstanding borrowings with variable interest rate  terms  associated  with  the  factoring  of the Company's receivables.  At
November 30, 2000  total  borrowings  with  variable  interest  rates  amount to
$479,000.


                           ITEM 8.  FINANCIAL STATEMENTS

See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements and notes thereto, and the financial statement schedule filed on part of this report.

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                               FINANCIAL DISCLOSURES

 	On  December 27,  2000,  the  Company  dismissed  BDO  Seidman, LLP  as  its
independent accountants.   The  Company's Audit Committee participated  in  and
approved  the  decision to  change independent accountants.   The reports of BDO
Seidman, LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified  or  modified
as to uncertainty, audit scope or accounting principle.   In connection with its
audits for the two most recent fiscal years and through December 27, 2000, there were  no  disagreements  with  BDO  Seidman, LLP  on  any  matter  of accounting principles  or  practices,  financial statement disclosure  or auditing scope or procedure,  which  disagreements  if  not  resolved  to  the satisfaction of BDO
Seidman, LLP  would have caused  them to make reference there to in their report on  the  financial statements for such years.  During the two most recent fiscal years and through December 27, 2000, there were no reportable events (as defined
in Regulation S-K 304(a)1(v)).   The Company has requested that BDO Seidman, LLP
furnish it with  a  letter addressed to the SEC stating whether or not it agrees
with the above statements.   A copy of such letter,  dated December 29, 2000, is
filed as on Form 8-K dated December 29, 2000.

  The Company engaged Ernst & Young LLP as its new independent accountants as of December 28, 2000. During the two most recent fiscal years and through December 28, 2000, the Company has not consulted with Ernst & Young LLP regarding either
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Ernst & Young LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)
(iv)  of  Regulation  S-K and the related instructions to Item 304 of Regulation
S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.



                                    PART III

                   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


  The following table sets forth certain information regarding the executive officers and directors of the Company as of November 30, 2000.

Name					                          	Age	           	Position with the Company

Samuel J. (Sam) Furrow Sr.    			    59		           Chairman of the Board
                                                      and Director

Patricia Anderson-Lasko	        		 	 41	           	Chief Executive Officer
                                                      and Director

Samuel J. (Jay) Furrow, Jr.			 	     27	           	President, Director and
                                                      Acting Chief Financial
                                                      Officer

Daniel A. (Dan) Page (1)(2)			       51	           	Director

Marc B. Crossman (1)(2)           		 29	           	Director

John G. Looney, MD (1)(2)	        		 58	           	Director

Donna Drewrey				                   	27		           Secretary

____________________

(1)	Member of the audit committee of the Board of Directors.
(2)	Member of the executive compensation committee of the Board of Directors.

  Following is information with respect to the business experience for at least the last five years and certain other information regarding each of the Company's executive officers and directors.

  Samuel J. (Sam) Furrow became a Director in April 1998 and the Company's Chairman and Chief Executive Officer in October 1998. Mr. Furrow has also been the Chairman of Furrow Auction Company (a real estate and equipment sales company) since April 1968, Chairman of Furrow-Justice Machinery Corporation (a six-branch industrial and construction equipment dealer) since September 1983, Owner of Knoxville Motor Company - Mercedes Benz since December 1980 and of Land Rover of Knoxville since July 1997. Mr. Furrow has been a Director of Southeastern Advertising Inc. (an advertising agency) since April 1968, a Director of First American National Bank since September 1993, and of Goody's Family Clothing, Inc, a publicly traded retail clothing store chain, since 1995. Sam Furrow is Jay Furrow's father. Sam Furrow is currently the Chairman of the Board of the Company.

  Patricia Anderson-Lasko has been President and a Director of the Company since August 1990 and President of the Company's Innovo, Inc. subsidiary since she founded that company in 1987. From August 1990 until August 1997, Ms. Anderson-Lasko was also the Chairman and Chief Executive Officer of the Company. In December of 2000, Ms. Anderson-Lasko was elected Chief Executive Officer of the Company.

  Daniel A. Page was the chief operating officer of the Company from August 1997 through April 1999, has been self-employed since, and has been a Director of the Company since August 1997. From June 1993 until August 1997, Mr. Page was the principal operating and executive officer of Southeast Mat Company, a privately held manufacturer of automobile floor mats. Prior thereto Mr. Page was the president of Tennessee Properties Company, a privately held real estate development company.

  Samuel J. (Jay) Furrow, Jr. became the Company's Vice President for Corporate Development and In-House Counsel in July 1998 and a Director in January 1999. He has also served as the Company's Chief Operating Officer since April 1999 and its Acting Chief Financial Officer since August 2000. Mr. Furrow is an attorney. Prior to joining the Company, Mr. Furrow graduated from the Southern Methodist University School of Law with a J.D. in May 1998. Mr. Furrow attended
Vanderbilt University beginning in 1991 and graduating with a BS degree in Political Science and Business in 1995. Jay Furrow is Sam Furrow's son, and the President of StanRo Development, a real estate development company. In December of 2000, Jay Furrow was elected President of the Company.

  Marc B. Crossman has been a Director since January 1999. Mr. Crossman has also been a Vice President and Equity Analyst with J.P. Morgan Securities Inc., New York, New York, since January 1999, and was previously a Vice President and Equity Analyst with CIBC Oppenheimer Corp. from September 1997 through January 1999 and an Associate and Equity Analyst with Dain Rauscher Wessels from November 1994 through September 1997.

  John G. Looney, MD has been a Director since August 1999. Dr. Looney is a psychiatrist employed by the Duke Medical Center since 1986. Dr. Looney is also currently working with Carolinas' Medical Center pursuant to a contract between the Duke Medical Center and Carolinas' Medical Center. He also participates in a variety of venture capital, investments independent of Duke, Carolinas' and the Company.

  Each of the Company's Directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until a successor has been elected and qualified or their earlier death, resignation or removal.
Vacancies in the Board of Directors are filled by a majority vote of the remaining members of the Board of Directors.

  Executive officers of the Company are elected on an annual basis and serve at the discretion of the Board of Directors.


                         ITEM 11.  EXECUTIVE COMPENSATION

 	Summary Compensation Table.  The following table sets forth  the  compensation paid to the Chief Executive Officers of the Company during 2000 and to the other executive officer  of the  Company who received annual compensation in excess of
$100,000  (the "Named Executive Officers")  during  fiscal  years 2000, 1999 and
1998.

                                         	Summary Compensation Table

                           Annual Compensation(1)     Long-term Compensation
    Name and                                         Other Annual     Options/
Prinicpal Position       Year    Salary    Bonus    Compensation(3)     SARs
------------------       ----    ------    ------   ---------------   --------

Samuel J. Furrow,        2000   $     --  $    --       $    --            --
Chariman and CEO(2)      1999         --       --            --       100,000

Patricia Anderson-Lasko, 2000   $200,000  $    --       $   509            --
President                1999    157,500   15,750            --            --
                         1998    188,493       --            --            --

Jay Furrow,              2000   $100,000       --            --            --
COO


(1)	No executive officers received or held restricted stock awards during fiscal
2000, 1999 or 1998.

(2)	Mr. Sam Furrow's employment  by  the  Company began  in October 1998 with no
salary.   Mr. Furrow received  a grant of nonqualified stock options to purchase
100,000 shares  of  Common Stock  at  an  exercise price of $4.75 per share upon becoming  a  Director in March 1998.  The options vest and become exercisable at the rate of 2,083 per month through 2002.

(3)	During fiscal 2000, 1999 and 1998 Ms. Anderson-Lasko received life insurance benefits in the aggregate amounts of $0, $509 and  $0, respectively.

  Option Grants.   None of  the  Named Executive Officers received option grants during 2000.

  Option Exercises and Fiscal Year-End Values. The following table sets forth information with respect to the Named Executive Officers concerning the number of securities underlying unexercised options at 2000 year-end and the year-end value of all unexercised in-the-money options held by such individuals. None of the Named Executive Officers exercised any options during the fiscal year ended November 30, 2000.


                Aggregated Option/SAR Exercised in 2000 and Year-end Option/SAR Values

                           Shares                 Number of Unexercised         Value of Unexercised
                          Acquired               Options/SARs at FY-End      In-the-Money Options/SARs
                             on       Value         (#) Exercisable/             ($) Exercisable/
Name                      Exercise   Realized        Unexercisable                Unexercisable
------                    --------   --------        -------------                -------------

Samuel J. Furrow             0          0            68,750 / 100,000              Not applicable(1)
Jay Furrow		                 0	         0	           68,750 / 125,000             Not applicable(1)


(1)	Based  on  a  closing  price  per  share  of  $1.594 for the Common Stock on
November 30, 2000 as reported by the Nasdaq SmallCap Market.


      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table provides information as of February 28, 2001 concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each Directo r of the Company, (3) each Named Executive Officer, and (4) all Directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, Directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and 				                          Shares Beneficially Owned (1)
Offices				                          Number		                		Percent
-------                              ------                    -------

Samuel J. (Sam) Furrow	           			3,514,744(2)	             		25.6%
Chairman and Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Hubert Guez		                    			 6,163,637(3)	         		    44.9%
5804 East Slauson Avenue
Commerce, California 90040

Patricia Anderson-Lasko		            		283,146(4)	          		    2.1%
Chief Executive Officer and Director

Daniel A. (Dan) Page		           	    	463,833(5)	              		3.4%
Director

Samuel J. (Jay) Furrow, Jr.		  	    	1,450,057(6)		             	10.6%
President; Acting Chief Financial
Officer and Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Marc B. Crossman		     	                58,499(7)	         		      *
Director

John G. Looney, MD		         	    	    133,570	             		    1.0%
Director

Joseph Mizrachi		                 			2,738,500(8)		         	    20.0%
2338 NW 64th Street
Boca Raton, Florida  33496

All Executive Officers			            5,903,849(2)(4)(5)(6)(7)	  	42.9%
and Directors as a Group
(6 persons)

_________________

* Less than 1%.

(1)	Pursuant to the rules of the  Securities  and  Exchange Commission,  certain shares of the Company's common stock that a beneficial owner set forth  in  this table has  a  right to acquire within 60 days of the date hereof pursuant to the exercise  of  options or warrants for the purchase of shares of common stock are deemed  to  be outstanding for the purpose of computing the percentage ownership of  that  owner  but  are  not  deemed  outstanding for the purpose of computing percentage  ownership  of  any  other  beneficial  owner  shown  in  the  table.
Percentages are calculated based on 13,721,264 shares outstanding as of February
15, 2001.

(2)	Includes 100,000 shares subject to currently exercisable options and 750,000 shares  subject  to  currently exercisable warrants with  a 3-year term expiring
October 2003 and an exercise price of $2.10 per share.

(3)	Includes 500,000 shares held  of  record  by  SHD Investments, LLC, of which
Mr. Guez's brother  is the Manager, 250,000 shares held of record by each to two trusts  for  Mr. Guez's  sons  and  of  which  Mr. Guez's mother is trustee, and
1,863,637 held of record by Commerce Investment Group, LLC, of which Mr. Guez is the Manager (collectively, the "Commerce Group").  Mr. Guez disclaims beneficial ownership  the shares held by SHD Investments, LLC, and the trusts for his sons.
Also  includes 3,000,000 shares subject to immediately exercisable warrants with a  purchase price of $2.10 per share and 300,000 shares subject to warrants with a purchase price of $2.10 per share that become exercisable over two years.

(4)	Includes 250,000 shares purchased by Ms. Anderson-Lasko pursuant to the 1997
Stock Purchase Right Award, awarded to her in February 1997.  Under the terms of the 1997 Stock Purchase Right Award,  Ms. Anderson-Lasko was permitted  to,  and elected to, pay for the purchase of the 250,000 shares (the "1997 Award Shares")
by  the  execution  of  a  non-recourse note (the "Note") to the Company for the exercise price  of  $2.8125 per share ($703,125) in the aggregate).  The Note is due,  without interest,  on April 30, 2002,  and  is  collateralized by the 1997
Award Shares purchased therewith.  Ms. Anderson-Lasko may pay or prepay (without penalty) all or any part of the Note by (i)  the payment of cash,  or  (ii)  the delivery to the Company of other shares of Common Stock  (other  than  the  1997
Award Shares)  that  Ms. Anderson-Lasko  has  owned for a period of at least six months,  which  shares  would  be credited against the  Note on the basis of the
closing bid price for the Common Stock on the date of delivery.   The 1997 Award
Shares will be forfeited and returned (at the rate of one shares per $2.8125) to the  Company  to  the  extent  the  Note  is not paid on or before its maturity;
accordingly,  the number of shares owned by Ms. Anderson-Lasko could decrease in the future.

(5)	Includes  120,000  shares currently exercisable options expiring August 2002 with an exercise price of $3.315 per share.

(6)	Includes 125,000 shares subject to currently exercisable options and 750,000 shares  subject  to  currently  exercisable warrants with a 3-year term expiring
October 2003 and an exercise price of $2.10 per share.

(7)	Includes 49,999 shares subject  to  currently  exercisable options  expiring
February 2004 with an exercise price of $4.75 per share.


(8)	Includes 10,000 shares of common stock owned by the wife of Joseph Mizrachi,
Cheryl Mizrachi through  CJ Rahm, LP and includes 1,241,000 warrants to purchase shares  of  common  stock  (includes 16,000 warrants owned by the wife of Joseph
Mizrachi, Cheryl Mizrachi through CJ Rahm, LP.

                   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 	The  Company  has  adopted  a  policy requiring that any material transactions between the Company and persons or entities affiliated with officers,  Directors or  principal stockholders  of  the Company be on terms no less favorable to the
Company  than  reasonably could have been obtained  in arms' length transactions with independent third parties.

  Anderson Stock Purchase Agreement. Pursuant to the 1997 Stock Purchase Right Award awarded to her in February 1997, Ms. Anderson-Lasko purchased 250,000 shares of Common Stock (the "1997 Award Shares") with payment made by the execution of a non-recourse note (the "Note") to the Company for the exercise price of $2.8125 per share ($703,125 in the aggregate). The Note is due, without interest, on April 30, 2002, and is collateralized by the 1997 Award Shares. Ms. Anderson-Lasko may pay or prepay (without penalty) all or any part of the Note by (i) the payment of cash, or (ii) the delivery to the Company of other shares of Common Stock (other than the 1997 Award Shares) that Ms. Anderson-Lasko has owned for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the Common Stock on the date of delivery.

  Sam Furrow and Affiliate Loans. During the period from January 1999 to June 2000, Sam Furrow and affiliated companies made a total 24 loans in an aggregate amount of $1,933,000 to the Company primarily to finance the Company's import of product from the Orient and general operations. Each of the loans was unsecured and provided for interest compounding annually at a rate of from 8.5% to 10.0%. Most of the loans provided for a six-month term. The Board of Directors determined in each instance that the loans were made on fair terms and conditions that were more favorable to the Company than could be obtained from third parties.

  Of the amounts loaned by Sam Furrow and his affiliates, a total of $1,200,000 has been exchanged for Common Stock as described below under "Debt to Equity Conversions." As of December 15, 2000, all amounts owed by the Company to Sam Furrow and affiliated companies has been paid off in its entirety.

  Dan Page Loans. During the period from February 1999 to March 1999, Dan Page made a total five loans in an aggregate amount of $200,000 to the Company primarily to finance the Company's import of product from the Orient and general operations. Each of the loans was unsecured and provided for interest compounding annually at a rate of from 10.0%. The loans provided for a six-month term. The Board of Directors determined in each instance that the loans were made on fair terms and conditions that were more favorable to the Company than could be obtained from third parties.

  All of the $200,000 loaned Dan Page to the Company has been exchanged for Common Stock as described below under "Debt to Equity Conversions."

  Debt to Equity Conversions. On February 26, 1999, Sam Furrow and Dan Page each exchanged $150,000 of the indebtedness owed by the Company to him for 75,000 restricted shares of common stock, or a price of $2.00 per share. On the date that the Company's Board of Directors approved the debt exchanges, the average closing sale price for the Common Stock as reported by Nasdaq for the prior 30 days was $2.00.

  Jay Furrow acquired $50,000 of the indebtedness owed by the Company to Sam Furrow on April 26, 1999 and exchanged that amount for restricted Common Stock at a price of $1.00 per share on that date. On the same date, a third party acquired $50,000 of the indebtedness owed by the Company to Dan Page and exchanged that amount for restricted Common Stock at a price of $1.00 per share. On the date that the Company's Board of Directors approved those debt exchanges, the average closing sale price for the Common Stock as reported by Nasdaq for the prior 15 days was $1.43.

  On February 28, 2000, Sam Furrow exchanged $500,000 of the indebtedness owed by the Company to him for 423,729 restricted shares of common stock, or a price of $1.18 per share. On the date that the Company's Board of Directors approved the debt exchange, the closing sale price for the Common Stock as reported by Nasdaq was $1.15.

  On August 11, 2000, Sam and Jay Furrow converted $1 million of outstanding Company debt owed to third parties that it had previously assumed and an additional $500,000 of Company debt that was previously owed to the Furrows for 1,363,637 shares of common stock, or $1.10 per share, and warrants to purchase 1,500,000 shares of Common Stock that have a three-year term and an exercise price of $2.10 per share. The debt conversion to equity had been required by the Commerce Group as a condition to making their Phase I investment in the Company. The Furrows have also agreed to make the issuance of the purchased warrants subject to stockholder approval.

  The $1.0 million of converted debt that had been assumed by the Furrows and that had previously been guaranteed by him consisted of $650,000 owed to Commerce Capital, Inc., a Nashville, Tennessee based finance company unrelated to the Commerce Group, and $350,000 owed to First Independent Bank of Gallatin.

  With respect to each of the debt to equity conversions discussed above, the Board of Directors determined that the purchases of Common Stock were made on fair terms and conditions and were in the Company's best interests in order to increase the Company's net tangible assets for Nasdaq listing compliance purposes and considering recent trading prices and a reasonable discount due to the restricted nature of the issued shares. All of the shares issued pursuant to the debt conversions were subject to registration rights, and resales of all of such shares are now subject to effective registration statements.

  Facility Lease Arrangements. On October 7, 1998, the Company entered into a Warehouse Lease Agreement with Furrow-Holrob Development II, LLC pursuant to which the Company has leased the 78,900 square foot plant that now houses the Company's executive offices and its manufacturing, administrative and shipping facilities. The "triple net" lease provides for an annual base rental rate of $2.00 per square foot, or $157,800 annually, plus a pro rata share of real estate taxes, insurance premiums and common area expenses, with an initial five-year term and two Company five-year renewal options (subject to agreement on any change in the base rental rate). The Board of Directors, with Mr. Furrow excusing himself from deliberations and not voting, unanimously approved the Warehouse Lease Agreement. As required by the terms of the Phase I financing, the Warehouse Lease Agreement was terminated on July 1, 2000. The Company currently occupies the same facilities rent free pending arrangements for new space.

  New Facility Lease Arrangements. The Company has entered into a new lease for space with a company owned by Sam Furrow. The space is approximately 5,000 square feet consisting of the first floor of a two-story building located in downtown Knoxville, Tennessee, with a monthly rental of $3,500 triple net.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

	(b)	Reports on Form 8-K

  On December 29, 2000, the Company filed a Current Report on Form 8-K reporting a change in its independent accountants.

	(c)  Exhibits

Exhibit										                                               	Reference
Number	                         Description		              			   				No.

3.1		            Fifth Amended and Restated Certificate
                 of Incorporation of Registrant.						             10.73

3.2	            	Amended and Restated Bylaws of Registrant.*				   4.2(5)

4.1	            	Article Four of the Registrant's Amended and
                 Restated Certificate of Incorporation (included in Exhibit 3.1)*

10.1		           Registrant's 1991 Stock Option Plan.*				       	10.5(2)

10.3	           	Note executed by NASCO, Inc. and payable to
                 First Independent Bank, Gallatin, Tennessee
                 in the principal amount of $950,000 dated
                 August 6, 1992.*							                         	10.21(2)

10.4		           Deed of Trust between NASCO, Inc. and First
                 Independent Bank, Gallatin, Tennessee dated
                 August 6, 1992.*							                         	10.22(2)

10.5		           Authorization and Loan Agreement from the
                 U.S. Small Business Administration, Nashville,
                 Tennessee dated July 21, 1992.*					             10.23(2)

10.6	           	Indemnity Agreement between NASCO, Inc. and
                 First Independent Bank, Gallatin, Tennessee.*		  10.24(2)

10.7           		Compliance Agreement between NASCO, Inc. and
                 First Independent Bank, Gallatin, Tennessee
                 dated August 6, 1992.*						                     10.25(2)

10.8		           Assignment of Life Insurance Policy issued
               		by Hawkeye National Life Insurance Company
                 upon the life of Patricia Anderson-Lasko to
                 First Independent Bank, Gallatin, Tennessee
                 dated July 31, 1992.*						                      10.26(2)

10.9		           Guaranty of Patricia Anderson-Lasko on behalf
                 of NASCO, Inc. in favor of First Independent
                 Bank, Gallatin, Tennessee dated August 6, 1992.*	10.27(2)

10.10		          Guaranty of Innovo Group Inc. on behalf of
                 NASCO, Inc. in favor of First Independent Bank,
                 Gallatin, Tennessee dated August 6, 1992.*				   10.28(2)

10.11	          	Guaranty of Innovo, Inc. on behalf of NASCO,
                 Inc. in favor of First Independent Bank,
                 Gallatin, Tennessee dated August 6, 1992.*				   10.29(2)

10.12	          	Guaranty of NASCO Products, Inc. on behalf of
                 NASCO, Inc. in favor of First Independent Bank,
                 Gallatin, Tennessee dated August 6, 1992.*				  	10.30(2)

10.22	          	Form of Common Stock Put Option.*				            10.61(6)

10.28		          License Agreement dated January 24, 1994
                 between NFL Properties Europe B.V. and NASCO
                 Marketing, Inc.*							                         	10.66(9)

10.29		          License Agreement dated July 7, 1997 between
                 National Football League Properties, Inc. and
                 Innovo Group Inc.

10.32		          Form of Amendment to Common Stock Put Option.*			10.72(9)

10.33	          	Agreement dated July 31, 1995 between NASCO
                 Products, Inc. and Accessory Network
                 Group, Inc.*			                                  10.1(11)

10.36		          License Agreement dated August 9, 1995 between
                 Innovo, Inc. and NHL Enterprises, Inc.*				      10.49(12)

10.37	           License Agreement dated August 9, 1995 between
                 NASCO Products International, Inc. and NHL
                 Enterprises, B.V.*						                         10.50(12)

10.38	          	License Agreement dated December 15, 1995
                 between Major League Baseball Properties, Inc.
                 and Innovo Group Inc.*						                     10.51(12)

10.39	          	License Agreement dated October 6, 1995
                 between Major League Baseball Properties
                 and NASCO Products International, Inc.*				      10.52(12)

10.40            Omitted

10.41            Omitted

10.42	          	Merger Agreement dated April 12, 1996 between
                 Innovo Group Inc. and TS Acquisition, Inc.
                 and Thimble Square, Inc. and the Stockholders
                 of Thimble Square, Inc.*						                  10.1(13)

10.43		          Property Acquisition Agreement dated
                 April 12, 1996 between Innovo Group Inc.,
                 TS Acquisition, Inc. and Philip Schwartz
                 and Lee Schwartz.*						                        10.2(13)

10.45		          License Agreement between Innovo Group Inc.
                 and Warner Bros. dated June 25, 1996.*				      10.45(15)

10.46          		License Agreement between Innovo Group Inc.
                 and Walt Disney dated September 12, 1996.*			   10.46(15)

10.47	          	Indenture of Lease dated October 12, 1993
                 between Thimble Square, Inc. and Development
                 Authority of Appling County, Georgia*				       10.47(15)

10.48	          	Lease dated October 1, 1996 between Innovo,
                 Inc. and John F. Wilson, Terry Hale, and
                 William Dulworth*						                         10.48(15)

10.49		          Incentive Stock Option between Samuel J. Furrow,
                 Jr. and Innovo Group Inc.*                      10.49(16)

10.50		          Incentive Stock Option between Samuel J. Furrow
               		and Innovo Group Inc.*					                     10.50(16)

10.51		          Incentive Stock Option between Robert S. Talbott
                	and Innovo Group Inc.*					                     10.51(16)

10.53	          	Manufacturing and Distribution Agreement between
               		Nasco Products International and Action
                 Performance Companies, Inc.*                    10.53(16)

10.56		          Sale Agreement of property in Pembroke, GA
                 between Thimble Square and H.N. Properties,
                 L.L.C.*			                                     	10.56(16)

10.57		          Lease Agreement between Furrow-Holrob
                 Development, L.L.C. and Innovo Group, Inc.*					10.57(16)

10.59	           Promissory Note dated October 29, 1999
                 between Innovo Group Inc. and
                 Samuel J. Furrow*                               10.59(17)

10.60	           Promissory Note dated November 22, 1999 between
                 Innovo Group Inc and Samuel J. Furrow*          10.60(17)

10.61          		License Agreement with Roundhouse*			          	10.61(17)

10.62	          	License Agreement with Paws, Inc.*				          10.62(17)

10.63            Commerce Investment Group, LLC Common Stock
                 and Warrant Purchase Agreement*                 10.63(18)

10.64            Commerce Investment Group, LLC Purchase
                 Warrant Agreement*                              10.64(18)

10.65            Investor Rights Agreement pertaining to the
                 Commerce Investment Group, LLC Common Stock
                 and Warrant Purchase Agreement*                 10.65(18)

10.66            Commerce Investment Group, LLC Purchase
                 Warrant Agreement*                              10.66(18)

10.67            Legal Opinion of Sims, Moss, Kline & Davis,
                 LLP*                                            10.67(18)

10.68            Business Plan*                                  10.68(18)

10.69            Transfer Instructions pertaining to the delivery
                 of the Common Stock and Warrants purchased by
                 Commerce Investment Group, LLC*                 10.69(18)

10.70            Disclosure Schedule*                            10.70(18)

10.71            Samuel Furrow, Jr. Stock Purchase Agreement*    10.71(18)

10.72            Samuel Furrow, Sr. Stock Purchase Agreement*    10.72(18)

10.73            Fifth Amended and REstated Certificate
                 of Incorporation of Registrant                  10.73

10.74            Mizrachi Group Stock Purchase Agreement         10.74

10.75            Mizrachi Group Investor Rights Agreement        10.75

10.76            Mizrachi Group Warrant Agreement A              10.76

10.77            Mizrachi Group Warrant Agreement B              10.77

10.78            Mizrachi Group Transaction Disclosure Schedule  10.78

21               Subsidiaries of Registrant*                     21(13)

23.1             Consent of BDO Seidman, LLP

23.2             Consent of Ernst & Young, LLP

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

(12)	Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended October 31, 1995.

(13)	Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated
April 12, 1996, filed April 29, 1996.

(14)	Registration Statement on Form S-1 (No. 333-03119) of Innovo Group Inc.,
as amended June 28, 1996.

(15)	Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1996.

(16) Annual REport on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1998.

(17) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1999.

(18) Current Report on Form 8-K/A of Innovo Group Inc. (file 0-18926) dated September 15, 2000.



                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INNOVO GROUP INC.


                           By:	/s/ Patricia Anderson
                              ----------------------
                               Pat Anderson
                               Chief Executive Officer

                          					March 15, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                    Date


/s/ Patricia Anderson			                            			March 15,2001
---------------------
Patricia Anderson
Chief Executive Officer
and Director

/s/ Samuel J. Furrow, Sr.					                       	  March 15,2001
-------------------------
Samuel J. Furrow, Sr.
Chairman of the Board and Director


/s/ Samuel J. Furrow, Jr.					                         	March 15,2001
-------------------------
Samuel J. Furrow, Jr.
President, Acting CFO and Director

/s/ Marc B. Crossman		                              				March 15,2001
--------------------
Marc B. Crossman
Director


/s/ Daniel Page							                                  March 15,2001
---------------
Daniel Page
Director

/s/ Dr. John Looney						                               March 15, 2001
-------------------
Dr. John Looney
Director








                   Index to Consolidated Financial Statements


Audited Financial Statements:	                                      Page

Report of Independent Auditors - Ernst & Young LLP	                 F-2
Report of Independent Certified Public Accountants -
 BDO Seidman, LLP                                                   F-3

Consolidated Balance Sheets at November 30, 2000 and 1999	          F-4
Consolidated Statements of Operations for the years ended
  November 30, 2000, 1999 and 1998                                 	F-5
Consolidated Statements of Stockholders' Equity for the years
  ended November 30, 2000, 1999 and 1998	                           F-7
Consolidated Statements of Cash Flows for the years ended
  November 30, 2000, 1999 and 1998	                                 F-9
Notes to Consolidated Financial Statements	                         F-11
Schedule II-Valuation and Qualifying Accounts	                      F-37




Report of Independent Auditors

Board of Directors
Innovo Group Inc.

We have audited the accompanying consolidated balance sheet of Innovo Group Inc. and subsidiaries as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP
                                                           ---------------------
                                                           ERNST & YOUNG LLP

Los Angeles, California
March 7, 2001



                 Report of Independent Certified Public Accountants

Board of Directors
Innovo Group Inc.


We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended November 30, 1999 and 1998. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for each of the years ended November 30, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 1999 and the consolidated results of their operations and their cash flows for each of the years ended November 30, 1999 and 1998, in conformity with generally accepted accounting principles.

Also, in our opinion the supplemental schedule presents fairly the information set forth therein.


/s/ BDO SEIDMAN, LLP
--------------------
BDO SEIDMAN, LLP

Atlanta, Georgia
January 13, 2000, except for Notes 8 and 11, as to which the date is March 8, 2000



                         Innovo Group Inc. and Subsidiaries

                            Consolidated Balance Sheets

                      (In thousands, except per share data)

                                                      November 30
                                                   2000         1999
                                                   ----         ----
Assets
Current assets:
 Cash and cash equivalents                      	$	1,179    	$	   --
 Accounts receivable, net of allowance for
  uncollectible accounts of $36 (2000) and
  $153 (1999) (Note 5)                               712       1,161
 Inventories (Note 3)                              3,343       1,968
 Prepaid expenses and other assets                    94           3
                                                  ------      ------
Total current assets                               5,328       3,132

Property, plant and equipment, net (Note 4)           56       3,042
Assets held for sale (Note 4)                      2,028          --
Other assets                                           4          48
                                                  ------      ------
Total assets                                     $	7,416     $	6,222
                                                  ------      ------
                                                  ------      ------

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses           $	1,869     $	1,479
 Notes payable (Note 5)                              449         959
 Current maturities of long-term debt (Note 6)        94          75
                                                  ------      ------
Total current liabilities                          2,412       2,513

Long-term debt, less current maturities (Note 6)   1,246       1,979

Commitments and contingencies (Note 9)

Stockholders' equity (Note 8):
 Common stock, $0.10 par value:
  Authorized shares - 40,000 (2000) and
  15,000 (1999)
  Issued and outstanding shares - 13,721 (2000)
  and 6,299 (1999)                                1,371          629
 Additional paid-in capital                      38,977       31,540
 Accumulated deficit                            (33,461)     (27,310)
 Promissory note - officer (Note 11)               (703)        (703)
 Treasury stock                                  (2,426)      (2,426)
                                                 ------       ------
Total stockholders' equity                        3,758        1,730
                                                 ------       ------
Total liabilities and stockholders' equity     	$	7,416      $	6,222
                                                 ------       ------
                                                 ------       ------
See accompanying notes.



                          Innovo Group Inc. and Subsidiaries

                         Consolidated Statements of Operations

                         (In thousands, except per share data)



                                                     Year ended November 30
                                                   2000       1999       1998
                                                   ----       ----       ----

Net sales                                       $	5,767    $10,837   	$	6,790
Cost of goods sold (Note 1)                       5,195      6,252      4,493
                                                 ------     ------     ------
Gross profit                                        572      4,585      2,297

Operating expenses:
 Selling, general and administrative              4,147      4,963      3,638
 Restructuring and other charges (Note 1):
  Asset impairment (Note 4)                         600        145        300
  Termination of capital lease (Note 4)              --        293         --
  Other                                             116         --         --
Depreciation and amortization                       250        287        265
                                                 ------     ------     ------
                                                  5,113      5,688      4,203
                                                 ------     ------     ------
Loss from operations                             (4,541)    (1,103)    (1,906)


Interest expense                                   (446)      (517)      (503)
Other income (expense), net                         (69)       280        142
                                                 ------     ------     ------
Loss before income taxes                         (5,056)    (1,340)    (2,267)
Income taxes                                         --         --         --
                                                 ------     ------     ------
Loss from continuing operations                  (5,056)    (1,340)    (2,267)

Discontinued operations (Note 10)
Results from Thimble Square operations               --         (1)      (346)
Loss on disposal of Thimble Square (Note 4)          --         --     (1,401)
                                                 ------     ------     ------
                                                     --         (1)    (1,747)
                                                 ------     ------     ------
Loss before extraordinary item                   (5,056)    (1,341)    (4,014)
Loss on early extinguishments of debt
 (Notes 8 and 11)                                (1,095)        --         --
                                                 ------     ------     ------
Net loss                                        $(6,151)   $(1,341)   $(4,014)
                                                 ------     ------     ------
                                                 ------     ------     ------

                          Innovo Group Inc. and Subsidiaries

                  Consolidated Statements of Operations (continued)

                        (In thousands, except per share data)


                                                  Year ended November 30
                                                 2000      1999     1998
                                                 ----      ----     ----

Loss per share - basic and diluted:
 Continuing operations                         $(0.62)  	$(0.22) 	$(0.49)
 Discontinued operations                           --        --    (0.38)
 Extraordinary item                             (0.13)       --       --
                                                -----     -----    -----
Net loss                                       $(0.75)   $(0.22)  $(0.87)
                                                -----     -----    -----
Weighted average shares outstanding - basic
 and diluted                                    8,163     5,984    4,618
                                                -----     -----    -----
                                                -----     -----    -----

See accompanying notes.



                          Innovo Group Inc. and Subsidiaries

                   Consolidated Statements of Stockholders' Equity

                       (In thousands, except number of shares)



                                                      Additional                Promissory                 Total
                                  Common Stock         Paid-in     Accumulated     Note      Treasury    Stockholders'
                               Shares     Par Value     Capital      Deficit     Officer      Stock        Equity
                               ------     ---------     -------      -------     -------      -----        ------

Balance, December 1, 1997    4,459,613    $  	446      $ 	28,429    	$(21,955)   $	 (703)    $ (2,426)      $ 	3,791
 Issuance of common stock:
  Furrow-Holrob Development
   purchase                    899,000         89          1,709           --         --           --          1,798
  Issuance for compensation     16,450          2             98           --         --           --            100
  Issuance for debt service      8,550          1             53           --         --           --             54
  Exercise of warrants and
   options                       3,500         --              9           --         --           --              9
  Costs of issuance                 --         --            (16)          --         --           --            (16)
Net loss                            --         --             --       (4,014)        --           --         (4,014)
                             ---------    -------        -------      -------     ------      -------       --------
Balance, November 30, 1998   5,387,113        538         30,282       (25,969)     (703)      (2,426)         1,722
 Issuance of common stock:
 Issuance for compensation      45,919          5             59            --        --           --             64
 Issuance for debt service      45,000          4             89            --        --           --             93
 Issuance for debt
  conversion                   250,000         25            375            --        --           --            400
 Issuance for cash             571,000         57            735            --        --           --            792
Net loss                            --         --             --        (1,341)       --           --         (1,341)
                             ---------    -------        -------      --------    ------      -------       --------
Balance, November 30, 1999   6,299,032        629         31,540       (27,310)     (703)      (2,426)         1,730
 Issuance of common stock
  for debt conversion        1,787,365       	179         	1,821            --        --           --          2,000
Sale of common stock, net
 of offering expenses of
 $216                        5,634,867        563          4,521            --        --           --          5,084
Issuance of warrants                --         --          1,095            --        --           --          1,095
Net loss                            --         --             --        (6,151)       --           --         (6,151)
                             ---------    -------        -------      --------    ------      -------       --------
Balance, November 30, 2000  13,721,264   $ 	1,371      	$	38,977    	$ (33,461)  $ 	(703)    $ (2,426)     $ 	 3,758


See accompanying notes.



                          Innovo Group Inc. and Subsidiaries

                         Consolidated Statements of Cash Flows

                                 (In thousands)

                                                    Year ended November 30
                                                   2000      1999      1998
                                                   ----      ----      ----

Operating activities
Net loss                                        $(6,151)  $(1,341)  $(4,014)
Adjustment to reconcile net loss to
 cash used in operating activities
 from continuing operations:
 Loss from discontinued operations                   --         1     1,747
 Loss on early extinguishments of debt            1,095        --        --
 Stock issuances for services and
  compensation                                       --        64       100
 Loss on disposal of fixed assets                    99        --        --
 Depreciation and amortization                      250       287       265
 Asset impairment                                   600       145       300
 Change in allowance for bad debts                 (117)       86        39
 Termination of capital lease                        --       293        --
 Changes in current assets and liabilities:
   Accounts receivable                              566      (539)      148
   Inventories                                   (1,375)     (867)      137
   Prepaid expenses and other                        45       264       176
   Accounts payable and accrued expenses            390      (473)     (136)
   Other                                             --       (44)       --
                                                -------    ------    ------
Cash used in operating activities of
 continuing operations                           (4,598)   (2,124)   (1,238)
Cash used in operating activities of
 discontinued operations                             --       (11)     (202)
                                                -------    ------    ------
Net cash used in operating activities            (4,598)   (2,135)   (1,440)

Investing activities
Capital expenditures                                (76)     (161)      (18)
Disposal of fixed assets                             43       246        --
                                                -------    ------    ------
Cash (used in) provided by investing
 activities                                         (33)       85       (18)

Financing activities
Additional borrowings                            	1,420    	 	710    	8,515
Repayments of notes payable and
 long-term debt                                    (644)     (530)   (8,239)
Proceeds from issuance of common stock, net       5,034       792     1,791
                                                -------    ------    ------
Net cash provided by financing activities         5,810       972     2,067
                                                -------    ------    ------

Net increase (decrease) in cash and cash
 equivalents                                      1,179    (1,078)      609
Cash and cash equivalents, at beginning of year      --     1,078       469
                                                -------    ------    ------
Cash and cash equivalents, at end of year      $ 	1,179   $	   --   $ 1,078
                                                -------    ------    ------
                                                -------    ------    ------

Supplemental disclosures of cash flow
 information:
  Cash paid for interest                       $   	415   $  493    $  	555

See accompanying notes.

                          Innovo Group Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements

                                November 30, 2000


1. Business Description

Innovo Group Inc. (the Company) is a holding company, the principal assets of which are its wholly owned operating subsidiary, Innovo, Inc. (Innovo). The Company also operated two other subsidiaries, NASCO Products International, Inc. (NP International) and Thimble Square, Inc. (Thimble Square), which ceased operations in 2000 and 1998, respectively.

Innovo designs, markets, sources and distributes fashion and sports licensed nylon and canvas bags and products, for the retail, premium and advertising specialty markets. Under licensing agreements, the C ompany's sports lines feature the designs of major sports leagues, collegiate teams and certain cartoon characters. Innovo also has certain exclusive and non-exclusive manufacturing and distribution rights for NASCAR licensed products. The Company's primary customers include major retailers such as Wal-Mart, K-Mart, Michael's, Hobby Lobby, Dollar General, Goody's and Joanne's.

The Company operates in two business segments (see Note 10). Sales to the top two customers in the domestic segment accounted for 41%, 11% and 10%, of the Company's gross sales in fiscal 2000; and sales to the Company's top two customers accounted for 27% and 27%, respectively, in fiscal 1999. Sales to one customer accounted for 37% of the Company's gross sales in fiscal 1998.

Restructuring of Operations

During fiscal 2000, the Company restructured its operations to focus on its core product categories with the highest volume and profit margin. The Company also raised additional working capital and converted certain indebtedness to equity (see Note 11). The restructuring was undertaken as a condition to the equity investment by Commerce Investment Group, LLC (Commerce), a strategic investment partner (see Note 8). In an effort to reduce product costs and increase gross profit, the Company has shifted manufacturing to third-party foreign manufacturers and has outsourced the distribution function to Commerce to increase the effectiveness of the distribution network and reduce freight costs. In September 2000, the Company completed the closure of its Knoxville, Tennessee, manufacturing and distribution operations and realigned these functions in accordance with terms under certain supply and distribution agreements with Commerce.

These agreements provide for Commerce or its designated affiliates to manufacture and supply specified products to the Company at agreed upon prices. In addition, Commerce will provide distribution services to the Company for an agreed upon fee, including warehousing, shipping and receiving, storage, order processing, billing, customer service, information systems, maintenance of inventory records, and all direct labor and management services. These agreements, which expire in two years, may be renewed for consecutive two-year terms unless terminated by either party with 90 days notice. Purchases of goods and services during the initial term are subject to a minimum of $3,000,000 (see
Note 11). No minimum obligation is required for the renewal periods. Purchase prices for goods and services for subsequent periods will be renegotiated in good faith at the time of renewal based on increases in material and labor costs.

Pursuant to the Commerce transaction and related agreements, the Company is in the process of relocating its finance, accounting and distribution operations to Los Angeles, California, and transitioned its manufacturing needs to Mexican production facilities operated by an affiliate of Commerce. The Company continues to maintain a small sales staff in Knoxville.

In addition to the forgoing, the Company also terminated the operations of NP International during fiscal 2000, which have not been profitable and approved a plan to dispose of certain real properties which are not central to the Company's ongoing operations (see Note 4).

In connection with these restructuring activities, the Company incurred certain one-time charges. These charges include loss on disposal of fixed assets, salaries and other costs to exit the Knoxville operations, relocation costs, loss on inventory liquidation and impairment charges related to real properties held for disposal. Inventory liquidation losses totaling $300,000 are included in cost of goods sold and the loss on sale of fixed assets of $99,000 is included as a component of other expense in the accompanying consolidated statements of operations. The remaining charges have been included in Restructuring and other charges in the accompanying consolidated statements of operations.

Operating Losses and Liquidity Issues

The Company has experienced recurring operating losses and negative cash flows from operations in recent years. It is dependent on credit arrangements with suppliers and factoring agreements for working capital needs. From time to time, the Company has also obtained short-term working capital loans from senior members of the management and the Board of Directors, and conducted equity financing through private placements (see Notes 8 and 11).

The Company's Common Stock is traded on the SmallCap Market of the National Association of Securities Dealers, Inc. (NASDAQ). In March 2000, The Company received notification from NASDAQ that it was out of compliance with the marketplace listing requirements which, among others, require minimum net tangible assets of $2,000,000 and a minimum bid price of $1 for the Common
Stock. The Company submitted a plan to NASDAQ for achieving compliance and received a temporary exception from this standard in May 2000, subject to certain conditions. These conditions required Innovo Group, Inc. to obtain minimum tangible assets of $4,000,000 by August 11, 2000 and $5,000,000 before October 31, 2000. These conditions were accomplished through the investments from Commerce and the Mizrachi Group and by the conversion of certain outstanding debt to equity (see Notes 8 and 11). At November 30, 2000, the Company has met to the $2,000,000 minimum requirement.

Based on the foregoing and the investments by Commerce and other investors  (see
Note 8), the Company believes that existing working capital is sufficient to fund operations and required debt reductions during fiscal 2001. Management also believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. In addition to the restructuring activities discussed above, management is currently taking steps to improve profitability and liquidity by reducing the work force, introducing new products lines, and by endeavoring to control and minimize fixed costs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts  of  the
Company  and  its  wholly  owned  subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates affect the evaluation of contingencies, and the determination of allowances for accounts receivable and inventories. Actual results could differ from these estimates.

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns have historically not been material.

During the year ended November 30, 2000, allowances for co-op and other advertising programs when calculated as a percentage of sales to a customer have been recorded as a reduction of gross sales. During the year ended November 30, 2000, these allowances approximated $350,000. In prior years all advertising allowances were recorded as a components of selling, general and administrative expenses. The 1999 and 1998 statements of operations have not been adjusted to reflect the 2000 presentation of sales allowances as the information for those periods was not tracked by the Company in a manner that would allow for an accurate reclassification of prior period amounts and in any event management believes that such amounts were not material to the 1999 and 1998 statements of operations.

Loss Per Share

Loss per share is computed using weighted averag e common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. Potentially dilutive securities have been excluded from the calculation of the diluted loss per share for the three years ended November 30, 2000 as their effect would have been anti-dilutive.

On September 13, 1998, the Company declared a reverse stock split of which one share of new Common Stock was exchanged for ten shares of old Common Stock. All share and per share amounts have been restated to reflect the effect of the reverse stock split.

Financial Instruments

The fair values of the Company's financial instruments (consisting of cash, accounts receivable, accounts payable, notes payable, long-term debt and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization.

The Company neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended November 30, 2000, 1999 and 1998, the Company recorded impairment charges of $600,000, $145,000 and $300,000, respectively, related to certain real and personal properties (see Note 3).

Cash Equivalents

The Company considers all highly liquid investments hat are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. Its policy is designed to limit exposure to any one institution. The Company performs periodic valuations of the relative credit rating of those financial institutions that are considered in the Company's investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base. However, at November 30, 2000, $621,000 of total accounts receivables, net (or 83%) were due from three customers. The Company does not require collateral for trade accounts receivable, and, therefore, can be at risk for up to $621,000 if these customers fail to pay. The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable. Such losses have been within management's expectations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets and includes capital lease amortization. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. Routine maintenance and repairs are charged to expense as incurred. On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is included in the determination of income.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the statement will not affect the Company's financial statements.

3. Inventories

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following at November 30 (in thousands):


                                        2000          1999
                                        ----          ----

Finished goods                        $1,071        $1,510
Work-in-process                           --            28
Raw materials                          2,350           534
                                       -----         -----
                                       3,421         2,072
Less allowance for obsolescence
 and slow moving items                   (78)         (104)
                                       -----         -----
                                    	 $3,343        $1,968
                                       -----         -----
                                       -----         -----

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at November 30 (in thousands):


                                       Useful
                                       Lives
                                      (Years)       2000     1999
                                       -----        ----     ----

Building, land and improvements        8-38        $  --   $3,105
Machinery and equipment                5-10           --    1,628
Furniture and fixtures                 3-8            83      463
Transportation equipment               5              13       64
Leasehold improvements                 5-8            --       62
                                                    ----     -----
                                                      96     5,322
Less accumulated depreciation and
 amortization                                        (40)   (2,280)
                                                    ----     -----
Net property, plant and equipment                  $ 	56    $3,042
                                                    ----     -----
                                                    ----     -----

Assets held for sale consisted of the following at November 30 (in thousands):

                                                    2000     1999
                                                    ----     ----

Building, land and improvements                   $2,500    $  --
Less accumulated depreciation                       (472)      --
                                                   -----     ----
Net assets held for sale                          $2,028    $ 	--
                                                   -----     ----
                                                   -----     ----

During fiscal 2000, the Company approved a plan to dispose of a retail property in Lake Worth, Florida, and its former headquarters and manufacturing facility in Springfield, Tennessee, via a third party sale. At present, the Florida property is vacant and the Springfield property has been partially subleased to tenants under operating leases of various terms while both properties are held for sale. The Company continues to evaluate its options with respect to selling the properties or leasing all or a portion of the properties.

In connection with the plan of disposal, the Company recorded a charge of $600,000 in fiscal 2000 to reduce the carrying value of the Florida property to its estimated market value less costs to sell. This was in addition to a $300,000 charge recorded in 1998 to reduce the then carrying value of the Florida property to its fair value in accordance with the provisions of SFAS No. 121.

At November 30, 2000, the carrying value of the Springfield facility approximates the estimated market value, less selling expenses. The carrying value was net of a $145,000 charge recorded in 1999 to reduce the then carrying value of the property to its fair value in accordance with the provisions of SFAS No. 121.

During fiscal 1999, the Company terminated a capital lease on a building in Baxley, Georgia, related to the Thimble Square operations. The Company wrote off the remaining net book value of the capitalized lease (asset) and removed the remaining capitalized lease obligation (liability) resulting in a net charge to operations of $293,000.

In December 1998, the Company sold a Thimble Square facility in Pembroke, Georgia, for approximately $122,000, net of selling expenses. This sale resulted in a $278,000 loss on disposal. This charge was included in loss on disposal of Thimble Square in the 1998 consolidated statements of operations.

5. Notes Payable

Notes payable at November 30 consisted of the following (in thousands):

                                                 2000           1999
                                                 ----           ----
Accounts receivable factoring facilities        $	411          $	510
Bank credit facility                               --            349
Borrowings from Director                           --            100
Other                                              38             --
                                                 ----           ----
                                               	$	449          $	959

The Company's principal credit facility for working capital is its accounts receivable factoring arrangements. The Company factors the accounts receivable of one specific customer with recourse with Riviera Finance (Riviera) under an agreement effective July 1999. Under this agreement, Riviera advances the Company 75% of the face value of each approved invoice, with 24% placed in a reserve account (for potential returns and uncollectible amounts) and 1% retained by Riviera as a fee. In addition to the 1% factoring fee, the Company pays a monthly fee of 0.5% of the maximum account or $5,000. This agreement has a maximum credit limit of $1,000,000 and is secured by the Company's tangible and intangible assets. At November 30, 2000, $353,000 was outstanding under the Riviera agreement.

The Company also had another factoring facility with First American, which was terminated in July 2000. This agreement was replaced by a factoring facility with ING/KBK Acceptance Corporation (KBK), to provide financing for invoices not factored under the Riviera arrangement. The KBK agreement provides for factoring on 85% of the qualified receivables up to $5,000,000 on a non-recourse basis. The Company is charged a 2% fee on every invoice funded in addition to a per annum rate equal to KBK's base rate in effect on the date of the purchase of the invoice plus 2%. At November 30, 2000, the effective interest rate was 11.5%. The outstanding balance of $58,000 under the KBK agreement is secured by the factored receivables.

These agreements can be terminated by either party with at least 30 days written notice. The Company anticipates continued reliance on the accounts receivable factoring agreements with KBK and Riviera or other factoring companies to finance the majority of its short-term working capital needs.

In December 1997 the Company entered into a revolving line of credit with a bank for $350,000 at a fixed rate of 9.5%. The line was secured by equipment and the personal guarantees of certain members of management. In December 1998, the Company renewed the line of credit through February 27, 2000 at an interest rate of 10.75%. During August 2000, the note was assumed by the Furrow Group (a group consisting of the Company's Chairman and President) in exchange for the issuance of the Company's Common Stock and warrants (see Note 11).

The weighted average interest rate on outstanding short-term borrowings was 10% and 11.4% at November 30, 2000 and 1999, respectively.

6. Long-Term Debt

Long-term debt at November 30 consisted of the following (in thousands):


                                                     2000         1999
                                                     ----         ----
First mortgage loan                       	         $	673        $	714
Non-recourse first mortgage on Florida property       667          690
Bank promissory note secured by receivable from
 an officer of the Company                             --          650
                                                     ----         ----
Total long-term debt                                1,340        2,054
Less current maturities                                94           75
                                                    -----        -----
                                                 	 $1,246       $1,979
                                                    -----        -----
                                                    -----        -----

The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $944,000 at November 30, 2000), and by an assignment of key-man life insurance on the Chief Executive Officer of the Company in the amount of $950,000. The loan bears interest at 2.75% over the lender's prime rate per annum (which was 9.50% and 8.50% at November 30, 2000 and 1999, respectively) and requires monthly principal and interest payments of $9,900 through February 2010. The loan is also guaranteed by the Small Business Administration (SBA). In exchange for the SBA guarantee, the Company, Innovo, NP International, and the Chief Executive Officer of the Company have also agreed to act as guarantors for the obligations under the loan agreement.

 In November 1995 the Company acquired a facility in Lake Worth, Florida, which it developed as an indoor retail outlet featuring antique and flea market shops. The $1,500,000 purchase price was paid by the issuance to the seller of (i) warrants to purchase 1 million shares of the Company's common stock, exercisable at $.01 per share (the warrant was exercised in March 1996) and (ii) an $800,000 first lien non-recourse mortgage secured by the property (with a carrying value of $1,084,000 at November 30, 2000). The mortgage is payable in quarterly installments of $25,500. All unpaid principal and interest (which accrues at the rate of 9.5% per annum) is due January 2006.

In April 1998, the Company entered into a secured note with a bank (Commerce Capital, Inc.) for $650,000 at a rate of 13.5% per annum. In August 2000, the note was assumed by the Furrow Group, in exchange for the issuance of the Company's Common Stock and warrants (see Notes 8 and 11).

Principal maturities of long-term debt as of November 30, 2000 are as follows (in thousands):

            2001                 	$	  94
            2002                      94
            2003                     105
            2004                     116
            Thereafter               931
                                   -----
            Total                 $1,340
                                   -----
                                   -----

7. Income Taxes

No provision for income tax has been provided for the last three fiscal years, as income tax benefits arising from net operating losses are offset by corresponding increases in the deferred tax asset valuation allowance.

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at November 30 (in thousands):

                                          2000          1999
                                          ----          ----

Deferred tax assets:
 Allowance for doubtful accounts        $   	5       $   	52
 Inventory reserves                         25            35
 Benefit of net operating loss
  carryforwards                          6,002         4,180
                                         -----         -----
Gross deferred tax assets                6,032         4,267
Valuation allowance                     (6,032)       (4,267)
                                         -----         -----
Net deferred tax assets                 $  	--        $  	--
                                         -----         -----
                                         -----         -----

The reconciliation of the effective income tax rate to the federal statutory rate for years ended November 30 is as follows (in thousands):

                                  2000       1999       1998
                                  ----       ----       ----

Computed tax benefit at the
 statutory rate                    (34)%     (34)%       (34)%
State income tax                    --        --          --
Change in valuation allowance       34%       34%         34%
                                  ----      ----        ----
                                    --        --          --
                                  ----      ----        ----
                                  ----      ----        ----

The Company has consolidated net operating loss carryforwards of approximately $36.2 million expiring through 2014. However, as the result of "changes in control" as defined in Section 382 of the Internal Revenue Code, a significant portion of such carryforwards may be subject to an annual limitation. Such limitation would have the effect of limiting to the future taxable income which the Company may offset through the year 2014 through the application of its net operating loss carryforwards.

8. Stockholders' Equity

Common and Preferred Stock

On September 13, 1998, the Company's Board of Directors approved a reverse one for ten stock split. All references to the number of shares and price per share have been adjusted to reflect the reverse split. In 1999, the Company's shareholders approved the authorization of an additional 8,000,000 shares of Common Stock (which increased the total authorized shares to 15,000,000) and 5,000,000 shares of Preferred Stock ($.10 par value). In 2000, authorized Common Stock was increased to 40,000,000 shares. None of the authorized Preferred Stock has been issued.

Private Placements and Stock Issuance

During fiscal 2000, the Company issued 1,787,365 shares of Common Stock and warrants to purchase an additional 1,500,000 shares of common stock at $2.10 per share to the Furrow Group in exchange for the Furrow Group's assumption of $1,000,000 of the Company's debt and the cancellation of $1,000,000 of indebtedness owed to members of the Furrow Group. The issuance of the shares of common stock and warrants resulted in a $1,095,000 charge for the extinguishment of debt (see Note 11).

During fiscal 2000, the Company issued 592,040 shares of its Common Stock (including 200,000 shares issued through March 8, 2000) and warrants to purchase an additional 102,040 shares at $1.75 per share to private investors for $600,000. In August and October 2000, the Company issued 2,863,637 shares of Common Stock to Commerce for $3,000,000 in cash. In addition, Commerce received warrants to purchase an additional 3,300,000 shares of Common Stock with warrants for 3,000,000 shares of Common Stock exercisable over a three-year period at $2.10 per share. The remaining warrants for 300,000 shares of Common Stock are subject to a two-year vesting period and can be exercised over a five-year period, once vested at $2.10 per share. The proceeds have been used to purchase inventory and services from Commerce and its affiliates and to repay certain outstanding debt (see Note 11).In October and November 2000, the Company issued 2,125,000 shares of Common Stock and warrants to purchase an additional 1,700,000 shares of Common Stock in private placements to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. (the Mizrachi Group) for $1,700,000 in cash. The warrants expire in three years and are exercisable at $2 per share.

During fiscal 1999, the Company issued an aggregate of 250,000 shares of Common Stock to certain officers to extinguish $400,000 in outstanding debt and issued 45,000 shares of Common Stock to certain vendors as payment for payables in the amount of $91,564.The carrying value of the debt and trade payables approximated the fair value of the shares exchanged. During fiscal 1999, the Company also issued 571,000 shares of Common Stock to several individual investors in a private placement for consideration of $792,000.

On October 8, 1998, the Company sold 899,000 shares of Common Stock in a private placement to Furrow-Holrob Development II, L.L.C. for $1,798,000.

Warrants

The Company has issued warrants in conjunction with various private placements of its Common Stock and debt to equity conversions. All warrants are currently exercisable except for 300,000 warrants issued to Commerce in October 2000 which vest over 24 months. At November 30, 2000, outstanding common stock purchase warrants are as follows:

Exercise
Price            Shares         Issued             Expiration
----------       ------         ------             ----------

$5.20            77,576         September 1996     August 2001
$1.80             7,407         September 1996     March 2002
$1.75           102,040         July 2000          August 2003
$2.10         4,800,000         October 2000       October 2003
$2.00         1,700,000         October 2000       October 2003

All grants were made in connection with private placements of the Company's Common Stock except for warrants to purchase 1,500,000 shares at $2.10 per share issued in October 2000. These warrants were issued in connection with the extinguishment of the Company's indebtedness and were valued at $.73 per share using the Black-Scholes model on the date of grant (see Note 11).

Stock Based Compensation

The Company adopted a Stock Option Plan (the 1991 Plan) in December 1991 (amended in April 1992) under which 10,000 shares of its Common Stock have been reserved for issuance to officers, directors, consultants and employees. The 1991 Plan will expire on December 10, 2001.

In March 2000, the Company adopted the 2000 Employee Stock Option Plan (2000 Employee Plan). Incentive and nonqualified options for up to 1,000,000 shares of Common Stock may be granted to employees, officers, directors and consultants. The 2000 Employee Plan limits the number of shares that can be granted to any employee in one year and the total market value of Common Stock which becomes exercisable for the first time by any grantee during a calendar year. Exercise price for incentive options may not be less than the fair market value of the Company's Common Stock on the date of grant and the exercise period may not exceed ten years. Vesting periods and option terms are determined by the Board of Directors. The 2000 Employee Plan will expire in March 2010.

In September 2000, the Company adopted the 2000 Director Stock Incentive Plan (2000 Director Plan), under which nonqualified options for up to 500,000 shares of Common Stock may be granted. Upon appointment to the board and annually thereafter during their term, each director will receive options for Common Stock with aggregate fair value of $10,000. These options are exercisable beginning one year from the date of grant and expire in ten years. Exercise price is set at 50% of the fair market value of the Common Stock on the date of grant. The discount is in lieu of cash director fees. The 2000 Director Plan will expire in September 2010.

During 1999 and 1998, the Company issued options to purchase 457,500 shares of its Common Stock to employees, officers and board members. No options were granted in 2000. Exercise price is at or above the fair value of the Common Stock on the date of grant and ranges from $2 to $4.75 per share. Options are subject to vesting periods of six to 48 months. In addition, during April 1998, an option to purchase 25,000 shares was granted to an employee of Commerce Capital, Inc. as additional collateral for the $650,000 loan to the Company. This option expires in 2003.

The Company follows the guidance set forth in APB No. 25 as it pertains to the recording of expenses from the issuance of incentive stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option's vesting period, consistent with the method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands except per share information):

                                     2000      1999      1998
                                     ----      ----      ----

Net loss - as reported            $(6,151)  $(1,341)  $(4,014)
Net loss - pro forma               (6,241)   (1,687)   (4,325)
Net loss per common share -
 as reported                        (0.75)    (0.22)    (0.87)
Net loss per common share -
 pro forma                          (0.76)    (0.28)    (0.94)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1998; expected volatility of 35%; risk-free interest rate of 6.17%; expected lives from one to four years and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity during the periods indicated is as follows:

                                                              November 30
                                    2000                   1999                   1998
                                    ----                   ----                   ----

                                        Weighted               Weighted               Weighted
                                         Average                Average                Average
                                        Exercise               Exercise               Exercise
                             Options     Price      Options      Price      Options     Price
                             -------     -----      --------     -----      -------     -----

Outstanding at
 beginning of year           685,417   	$	3.89      542,500     $	3.68      292,500    $	3.32
  Granted                         --        --      207,500       4.64      250,000      4.14
  Exercised                       --        --           --         --           --        --
  Forfeited                       --        --      (64,583)     (4.75)          --        --
                             -------     -----      -------      -----      -------     -----
Outstanding at end of
 year                        685,417   	$	3.89      685,417    	$	3.89      542,500    $	3.68
                             -------     -----      -------      -----      -------     -----
                             -------     -----      -------      -----      -------     -----

Exercisable at end of
 year                        541,667                462,917                 255,722
                             -------                -------                 -------
                             -------                -------                 -------

Weighted average per
 option fair value of
 options granted
 during the year                        $  	--                  $	1.70                 $	1.54


9. Commitments and Contingencies

Leases

The Company leases certain property, buildings and equipment. Rental expense for the years ended November 30, 2000, 1999 and 1998 was approximately $160,000, $182,000 and $40,000, respectively. During September 2000, the Company entered into a lease agreement with a related party (Mabry Partner Partnership) to lease office space. The lease rate is $3,500 per month for approximately 5,000 square feet of office space, has a ten year term and is cancelable with six months written notice (see Note 11).

The future minimum rental commitments under noncancellable operating leases as of November 30, 2000 are as follows:

2001                                   	$	42,000
2002                                      42,000
2003                                      42,000
2004 and thereafter                      276,000
                                         -------
Total future minimum lease payments    	$402,000
                                         -------
                                         -------

License Agreements

The Company displays characters, names and logos on its products under license agreements that require royalties ranging from 7% to 17% of sales. The agreements expire through December 2001 and require annual advance payments (included in prepaid expenses) and certain annual minimum payments. Royalty expense was $373,000, $742,000 and $346,000 for the periods ending November 30, 2000, 1999 and 1998, respectively.

Litigation

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, resolution of such matters will not have a material effect on its financial position or results of operations.

10. Segment Disclosures

Current Operating Segments

The Company has two reportable segments based on the business activities from which they earn revenues or incur expenses. The revenue-generating operations are segregated into the domestic and i nternational segments based on the geographic markets in which the Company's products are sold. These reportable segments are each managed separately because they have different customers and distribution processes or have different business activities.

The Company evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for each reportable segment during the three years ended November 30, 2000, are as follows (in thousands):

2000

                                     (A)
                                   Domestic     International     Total
                                   --------     -------------     -----

Revenues, net                      $	5,686      	$   	81         $	5,767
Gross profit                           558            14             572
Depreciation                           250            --             250
Interest expense                       446            --             446
Extinguishment of debt               1,095            --           1,095

Segment assets                       7,413             3           7,416
Expenditures for segment assets         76            --              76

(A) 	Segment operating results include $600,000 charge for impairment of long-
lived assets held for sale related to the Lake Worth, Florida, retail property.

1999

                                     (B)
                                  Domestic      International     Total
                                  --------      -------------     -----

Revenues, net                    	$	10,138      	$    	699       	$	10,837
Gross profit                         4,438             147           4,585
Depreciation                           287              --             287
Interest expense                       517              --             517

Segment assets                       6,065             157           6,222
Expenditures for segment assets        126              --             126

(B) 	Segment  operating  results  include  a charge for impairment of long-lived assets held  for use related to the Springfield, Tennessee,  property ($145) and loss from the termination of a capital lease on the  Baxley,  Georgia,  facility
($293).

1998

                                      (C)
                                   Domestic       International      Total
                                   --------       -------------      -----

Revenues, net                      $ 	5,353       $ 	1,437           $	6,790
Gross profit                          1,742            555             2,297
Depreciation                            265             --               265
Interest expense                        503             --               503

Segment assets                        7,232             --             7,232
Expenditures for segment assets          81             --                81

(C) 	Segment  operating  results  include  a charge for impairment of long-lived assets held for use related to the Lake Worth,  Florida,  retail property ($300)
and  impairment  of long-lived assets held for disposal related to the Pembroke,
Georgia, facility of Thimble Square ($278).

Sale of Thimble Square (Discontinued Operations)

On September 13, 1998 Thimble Square entered into a sale agreement with Confident Colors, LLC. (Confident Colors). Under the terms of the agreement, Confident Colors leased the Baxley, Georgia, facility and equipment for $3,000 monthly and assumed the operations of Thimble Square. Thimble Square ceased all operations following the lease to Confident Colors. The Pembroke, Georgia, facility was sold on December 10, 1998 to H.N. Properties L.L.C. for $122,354 net of selling expenses. As a result of the cessation of the Thimble Square business and the sale of the Pembroke, Georgia, building to H.N. Properties, L.L.C., the Company recorded a loss totaling $1,401,000 including the write-off of unamortized goodwill and adjustment of property and equipment and assets under capital lease to their estimated net realizable values. Thimble Square's operations for the years ending November 30, 1998 have been classified as discontinued operations on the statement of operations. In conjunction with the disposition of assets of Thimble Square, the Company paid off, in December 1998, an aggregate of approximately $306,000 of debt collateralized by Thimble Square assets. The net assets of Thimble Square as of November 30, 1998 are as follows (in thousands):

Inventory                            	 $	    12
Property, plant and equipment             1,020
Accumulated depreciation                   (241)
Current debt                               (327)
Accounts payable                            (19)
Accrued expenses                            (55)
Long-term debt                             (173)
                                        -------
                                       $   	217
                                        -------
                                        -------
11. Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, Directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties.

Pursuant to a Stock Purchase Right Award granted in February 1997, the Company's Chief Executive Officer purchased 250,000 shares of Common Stock (the Award Shares) with payment made by the execution of a non-recourse note (the Note) for the exercise price of $2.81 per share ($703,125 in the aggregate). The Note is due, without interest, on April 30, 2002, and is collateralized by the 1997 Award Shares. The Note may be paid or prepaid (without penalty) by (i) cash, or
(ii) the delivery of the Company's Common Stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the Common Stock on the date of delivery. At November 30, 2000, $703,125 remains outstanding under this promissory note.

Sam Furrow and Affiliate Loans

During the period from January 1999 to June 2000, Sam Furrow (Chairman of the Board of Directors) and affiliated companies made a total of 24 loans in an aggregate amount of $1,933,000 to the Company, primarily to finance the import of products from the Orient and general operations. Each of the loans was unsecured and provided for interest compounding annually at a rate of from 8.5% to 10.0%. Most of the loans provided for a six-month term. Of the amounts loaned by Sam Furrow and his affiliates, $1,200,000 has been exchanged for Common Stock in 2000 and 1999 as described below under "Debt to Equity Conversions." As of November 30, 2000, all amounts owed by the Company to Sam Furrow and affiliated companies have been repaid.

Dan Page Loans

During the period from February 1999 to March 1999, Dan Page (a director of the Company) made a total of five loans in an aggregate amount of $200,000 to the Company primarily to finance the import of product from the Orient and general operations. Each of the loans was unsecured, had a term of six months and provided for interest compounding annually at a rate of 10%. All of the $200,000 has been exchanged for Common Stock as described below under "Debt to Equity Conversions" below.

Debt to Equity Conversions

On February 28, 2000, notes payable to Sam F urrow totaling $500,000 were converted to 423,729 shares of Common Stock at $1.18 per share, which approximated its fair value on the date of conversion. Sam and Jay Furrow
(collectively the Furrow Group) also assumed $1,000,000 of the Company's outstanding debt previously guaranteed by Sam Furrow. The debt consisted of $650,000 owed to Commerce Capital, Inc. (a Nashville, Tennessee, based finance company) and $350,000 owed to First Independent Bank of Gallatin. On August 11, 2000, the Furrow Group converted the $1,000,000 of assumed indebtedness and $500,000 of notes payable to Sam Furrow for 1,363,637 shares of Common Stock at $1.10 per share (its approximate fair value) and warrants to purchase an additional 1,500,000 shares. The warrants are exercisable over three years at $2.10 per share. The fair value of the warrants totaling $1,095,000 was recorded as a charge for the extinguishment of debt and a corresponding increase in additional paid-in capital. The conversion of the debt to equity was required by Commerce as a condition to its investment in the Company.

On February 26, 1999, Sam Furrow and Dan Page each exchanged $150,000 of the indebtedness owed by the Company for 75,000 shares of Common Stock, at a price of $2.00 per share. On April 26, 1999, Jay Furrow acquired $50,000 of the indebtedness owed by the Company to Sam Furrow and exchanged that amount for Common Stock at a price of $1.00 per share. On the same date, a third party acquired $50,000 of the indebtedness owed by the Company to Dan Page and exchanged that amount for Common Stock at a price of $1.00 per share.

With respect to each of the debt to equity conversions discussed above, the Board of Directors determined that the purchases of Common Stock were made on fair terms and conditions and were in the Company's best interests in order to increase the Company's net tangible assets for NASDAQ listing compliance purposes. The per share price approximated recent trading prices with a reasonable discount due to the restricted nature of the issued shares. All of the shares issued pursuant to the debt conversions are restricted and are subject to registration rights.

Purchases of Goods and Services

As required under the terms of the Commerce investment, the Company purchased $3,108,000 in goods and $196,000 in distribution services from Commerce during fiscal 2000. Accounts payable at November 30, 2000, includes $108,000 due to Commerce for these purchases.

Facility Lease Arrangements

On October 7, 1998, the Company entered into a Warehouse Lease Agreement with Furrow-Holrob Development II, LLC (a shareholder) to lease a 78,900-square-foot plant that housed the Company's executive offices and manufacturing, administrative and shipping facilities. The "triple net" lease provides for an annual base rental rate of $2.00 per square foot, or $157,800 annually, plus a pro rata share of real estate taxes, insurance premiums and common area expenses, with an initial five-year term and two five-year renewal options (subject to agreement on any change in the base rental rate). As required by the terms of the Commerce investment, the Warehouse Lease Agreement was terminated on July 1, 2000.

After the termination of the Warehouse Lease Agreement, the Company entered into a new office lease with a company owned by Sam Furrow. The "triple net" lease covers a 5,000-square-foot facility in downtown Knoxville, Tennessee, for $3,500 per month.

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the three years ended November 30 (in thousands, except per share amounts):

2000

                                           Quarter ended
                              February 29    May 31   August 31   November 30
                              -----------    ------   ---------   -----------
Net sales                     $	    812    	$	1,101   $	3,579     $    	275
Gross profit                        286         302     1,138        (1,154)
Loss before
 extraordinary item                (823)       (740)     (288)       (3,205)
Extraordinary item                   --          --        --        (1,095)
Net loss                           (823)       (740)     (288)       (4,300)

Per share (basic and
 diluted):
 Loss before
  extraordinary
  item                        	$	(0.13)      $	(0.10)  $	(0.04)      $	(0.35)
 Net loss                      		(0.13)        (0.10)    (0.04)        (0.48)


1999

                                                 Quarter ended

                               February 28   May 31    August 31    November 30
                               -----------   ------    ---------    -----------

Net sales                     	$  	1,065     $	1,026   $	7,389      $	1,357
Gross profit                         326         450     3,259          550
Net income (loss)                  	(632)      	(427)   	1,042       (1,324)

Per share (basic and
 diluted)                      $	(0.12)      $	(0.07)   $	(0.17)    $	(0.20)


1998
                                                 Quarter ended
                               February 28   May 31     August 31   November 30
                               -----------   ------     ---------   -----------

Net sales                      $	  1,960    $ 	1,568    $ 	2,294    $   	968
Gross profit                         770         562         948          17
Net loss                            (415)       (580)   		(1,437)     	1,582

Per share (basic and
 diluted)                      $ 	(0.09)    $ 	(0.13)   $ 	(0.32)   $	 (0.33)

(1)	During  the  fourth  quarter  of  fiscal  2000,  the  Company  modified  its accounting for sales discounts related to advertising allowances  calculated  as a  percent  of  sales  to  a  customer,  resulting  in  the  reclassification of approximately $250,000  previously reported as a component of  selling,  general and  administrative  expenses  to  reduce  net  sales.  In addition, the Company recorded charges in the fourth quarter of $250,000 in cost of sales to write-off previously  capitalized  manufacturing  overhead, $600,000 related to the write-
down of land and buildings held for sale $99,000 related to the loss on disposal of fixed  assets related to the closure of the Company's manufacturing facility,
$1,095,000  in  connection  with the  issuance  of  common stock and warrants in exchange  for the assumption and conversion of debt facilities, $300,000 in cost of  sales  related  to  the  write  down  of  inventory disposed of prior to the relocation of the Company's distribution facility and approximately $350,000  as a reduction of net sales in connection with other sales, returns and allowances.


                           Innovo Group Inc. and Subsidiaries

                                      Schedule II
                            Valuation and Qualifying Accounts


                                                      Additions    Charged to
                                      Balance at     Charged to       Other                    Balance at
                                     Beginning of     Costs of      Accounts-     Deductions-    End of
Description                             Period         Expense       Describe       Describe     Period
-----------                             ------         -------       --------       --------     ------

Allowance for doubtful accounts:
Year ended November 30, 2000         	$  	153,000      $  	99,000    $       --   $  216,000(A)  $   36,000
Year ended November 30, 1999               67,000          86,000            --        1,000(A)     153,000
Year ended November 30, 1998              106,000          39,000            --      171,000(A)      67,000

Allowance for inventories:
Year ended November 30, 2000              104,000          60,000            --       86,000         78,000
Year ended November 30, 1999               36,000          68,000            --           --        104,000
Year ended November 30, 1998               36,000              --            --           --         36,000

Allowance for deferred taxes:
Year ended November 30, 2000            4,267,000       1,765,000            --           --      6,032,000
Year ended November 30, 1999            3,808,000         459,000            --           --      4,267,000
Year ended November 30, 1998            3,860,000              --            --       52,000      3,808,000


Note A - Uncollected receivables written off, net of recoveries.



Exhibit 10.73


                              FIFTH AMENDED AND RESTATED
                             CERTIFICATE OF INCORPORATION
                                         OF
                                  INNOVO GROUP INC.


It is hereby certified that  :

1.	(a)	The present name of the corporation is Innovo Group Inc. (the
"Corporation").

(b)	The name under which the Corporation was originally incorporated is Elorac
Corporation and the date of filing the original Certificate of Incorporation of the Corporation with the Secretary of State of the State of Delaware is December 18, 1987.

2.	The Certificate of Incorporation of the Corporation is hereby amended by striking out Article Fourth thereto and by substituting in lieu thereof a new Article Fourth, which is set forth in the Amended and Restated Certificate of Incorporation hereinafter provided for.

3.	The provisions of the Certificate of Incorporation of the Corporation as
heretofore amended and/or supplemented, and as herein amended, are hereby restated and integrated into the single instrument which is hereinafter set forth, and which is entitled Amended and Restated Certificate of Incorporation of Innovo Group Inc. without any further amendment other than the amendments herein certified and without any discrepancy between the provisions of the Certificate of Incorporation as previously amended and supplemented and the provisions of the said single instrument hereinafter set forth.

4.	The amendments and the restatement of the Certificate of Incorporation herein certified have been duly adopted in writing by the stockholders in accordance with the provisions of Sections 242 and 245 of the General Corporation Law of the State of Delaware.

5.	The Certificate of Incorporation of the Corporation, as amended and restated herein, shall read as follows:

FIRST:	The name of the corporation is INNOVO GROUP INC. (the "Corporation").

SECOND:	The address, including street, number, city and county, of the registered agent of the Corporation in the State of Delaware is 2711 Centerville Road, Suite 400, Wilmington, Delaware 19805, County of New Castle. The name of the registered agent of the Corporation at such address is The Prentice-Hall Corporation System, Inc.

THIRD:	The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

FOURTH:	(a)	The total number of shares of capital stock that the Corporation shall be authorized to issue is 45,000,000 divided into two classes as follows:
(i) fifteen million (40,000,000) shares of common stock having a par value of $.10 per share ("Common Stock"), and (ii) five million (5,000,000) shares of serial preferred stock in series having a par value of $.10 per share (the "Preferred Stock").

(b)	The Common Stock shall be subject to all of the rights, privileges, preferences and priorities of the Preferred Stock as set forth herein and in the certificate of designations filed to establish the respective series of Preferred Stock. Each share of Common Stock shall have the same relative rights as and be identical in all respects to all the other shares of Common Stock. Whenever there shall have been paid, or declared and set aside for the Common Stock as to the payment of dividends, the full amount of dividends and of sinking fund or retirement payments, if any, to which such holders are respectively entitled in preference to the Common Stock, then dividends may be paid on the Common Stock and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends thereon, but only when and as declared by the Board of Directors of the Corporation. In the event of any dissolution, liquidation, or winding up of the Corporation, whether voluntary or involuntary, the holders of the Common Stock, and holders of any class or series of stock entitled to participate therewith, in whole or in part, as to the distribution of assets in such event, shall become entitled to participate in the distribution of any assets of the Corporation remaining after the Corporation shall have paid, or provided for payment of, all debts and liabilities of the Corporation and after the Corporation shall have paid, or set aside for payment, to the holders of any class of stock having preference over the Common Stock in the event of dissolution, liquidation or winding up the full preferential amounts (if any) to which they are entitled. Each holder of shares of Common Stock shall be entitled to attend all special and annual meetings of the stockholders of the Corporation and, share for share and without regard to class, together with the holders of all other classes of stock entitled to attend such meetings and to vote (except any class or series of stock having special voting rights), to cast one vote for each outstanding share of Common Stock so held upon any matter or thing (including, without limitation, the election of one or more directors) properly considered and acted upon by the stockholders.

(c)	The Board of Directors is authorized, subject to limitations prescribed by the Delaware General Corporation Law and the provisions of this Amended and Restated Certificate of Incorporation, to provide by resolution or resolutions from time to time and filing a certificate pursuant to the applicable provision of the Delaware General Corporation Law, for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, to fix the powers, designation, preferences, relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

FIFTH:	The Corporation is to have perpetual existence.

SIXTH:	Whenever a compromise or arrangement is proposed between this
Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under the provisions of Section 291 of Title 8 of Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

SEVENTH:	For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation, and regulation of the powers of the Corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

(a)	The management of the business and the conduct of the affairs of the
Corporation shall be vested in its Board of Directors. The number of directors shall be fixed by, or in the manner provided in, the Bylaws. The phrase "whole Board" and the phrase "total number of directors" shall be deemed to have the same meaning, to wit, the total number of directors which the Corporation would have if there were no vacancies. No election of directors need be by written ballot.

(b)	The power to adopt, amend, or repeal the Bylaws of the Corporation may be exercised by the Board of Directors of the Corporation, provided, however, that the Board of Directors may not amend the Bylaws to take any action that is reserved exclusively by the Shareholders pursuant to the Delaware General Corporation Law.

(c)	Whenever the Corporation shall be authorized to issue only one class of stock, each outstanding share shall entitle the holder thereof to notice of, and the right to vote at, any meeting of stockholders. Whenever the Corporation shall be authorized to issue more than one class of stock, no outstanding share of any class of stock which is denied voting power under the provisions of this Certificate of Incorporation shall entitle the holder thereof to the right to vote at any meeting of stockholders except as the provisions of paragraph (2) of subsection (b) of Section 242 of the General Corporation Law of the State of Delaware shall otherwise require; provided, that no share of any such class which is otherwise denied voting power shall entitle the holder thereof to vote upon the increase or decrease (but not below the number of shares thereof outstanding) in the number of authorized shares of said class.

EIGHTH:	The personal liability of the directors of the Corporation is hereby eliminated to the fullest extent permitted by paragraph (7) of subsection (b) of Section 102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented.

NINTH:	(a)	The Corporation shall, in the manner and to the full extent
permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any officer or director (or the estate of any such person) who was or is a party to, or is threatened, to be made a party to, any threatened, pending or complete action, suit or proceeding, whether civil, criminal, administrative, investigative or otherwise, by reason of the fact that such person is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, partner, trustee or employee of another corporation, partnership, joint venture, trust or other enterprise (an "indemnitee"). To the full extent permitted by law, the indemnification and advances provided for herein shall include expenses (including attorneys' fees), judgments, fines and amounts paid in settlement. Notwithstanding the foregoing, the Corporation shall not indemnify any such indemnitee (1) in any proceeding by the Corporation against such indemnitee; (2) in the event the Board of Directors determines that indemnification is not available under the circumstances because the officer or director has not met the standard of conduct set forth in
Section 145 of the Delaware General Corporation Law; or (3) if a judgment or other final adjudication adverse to the indemnitee establishes his liability
(i) for any breach of the duty of loyalty to the Corporation or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) under Section
174 of the Delaware General Corporation Law.

(b)	The right to indemnification conferred in Section (a) of this Article
NINTH shall include the right to be paid by the Corporation the expenses (including attorneys' fees) incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that if the Delaware General Corporation Law requires, any advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified for such expenses under this Section (b) or otherwise. The rights to indemnification and to the advancement of expenses conferred in Sections (a) and (b) of this Article NINTH shall be contract rights and such rights shall continue as to an indemnitee who has ceased to be a director or officer and shall inure to the benefit of the indemnitee's heirs, executors and administrators.

(c)	 The rights to indemnification and to the advancement of expenses conferred in this Article NINTH shall not be exclusive of any other right which any indemnitee may have or hereafter acquire under any statute, the Corporation's
Amended and Restated Certificate of Incorporation, Bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such indemnitee's official capacity and as to action in another capacity while holding such office.

(d)	The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

(e)	The Corporation may, to the extent authorized from time to time by the
Board of Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Article NINTH with respect to the indemnification and advancement of expenses of directors and officers of the Corporation.

TENTH:	No amendment to or repeal of Article EIGHTH or NINTH of this Amended and Restated Certificate of Incorporation shall apply to or have any effect on the rights of any individual referred to in Article EIGHTH or NINTH for or with respect to acts or omissions of such individual occurring prior to such amendment or repeal.

ELEVENTH:	From time to time any of the provisions of this Certificate of
Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the Corporation by this Certificate of Incorporation are granted subject to the provisions of this Article ELEVENTH.

IN WITNESS WHEREOF, this Amended and Restated Certificate of Incorporation has been executed by its President and attested by its Secretary, this 27th day of October, 2000.


INNOVO GROUP INC.


By: /s/ Patricia Anderson-Lasko
    ---------------------------
    Patricia Anderson-Lasko, President


ATTEST:


By: /s/ Samuel J. Furrow, Jr.
    -------------------------
    Samuel J. Furrow, Jr., Secretary


Exhibit 10.74
                           COMMON STOCK AND WARRANT
                              PURCHASE AGREEMENT
                                    Among
                                Innovo Group Inc.
                         Third Millennium Properties, Inc.
                                    JAML, LLC
                                       and
                                  Innovation, LLC

THIS COMMON STOCK AND WARRANT PURCHASE AGREEMENT (the "Agreement") is made and entered into as of October 31, 2000 by and among, Innovo Group, Inc., a Delaware corporation (the "Company"), Third Millennium Properties, Inc. ("Third Millennium"), JAML, LLC ("JAML"), and Innovation, LLC ("Innovation") ("Third Millennium," "JAML" and "Innovation" are collectively referred to as the "Investor Group.")
                                   R E C I T A L S
A.	The parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to the Investor Group, and the Investor Group shall purchase in the aggregate: (i) 2,125,000 shares of newly authorized Common Stock, $0.80 per share, for an aggregate purchase price of $1.7 million; and (ii) a Warrant to purchase up to 1,700,000 shares of the Company's Common Stock, at a purchase price of $2.00 per share.

B.	Such investments will be made in reliance upon the provisions of Section
4(2) ("Section 4(2)") and/or 4(6) of the United States Securities Act and/or Regulation D ("Regulation D") and the other rules and regulations promulgated thereunder (the "Securities Act"), and/or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments in securities to be made hereunder.

                                     AGREEMENT

NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises hereinafter set forth, the parties hereto agree as follows:


                                   ARTICLE I
                            Certain Definitions
1.1 "Capital Shares" shall mean the Common Stock and any shares of any other class of common stock whether now or hereafter authorized, having the right to participate in the distribution of earnings and assets of the Company.

1.2 "Capital Shares Equivalents" shall mean any securities, rights, or obligations that are convertible into or exchangeable for or give any right to subscribe for any Capital Shares of the Company or any Warrants, options or other rights to subscribe for or purchase Capital Shares or any such convertible or exchangeable securities.

1.3 "Closing" shall mean the closing of the purchase and sale of the Common Stock and Warrants pursuant to Section 2.

1.4 "Closing Date" shall mean the date on which all conditions to the Closing have been satisfied (as defined in Section 2.3 hereto) and the Closing shall have occurred.

1.5 "Common Stock" shall mean the Company's common stock, $0.10 par value per share.

1.6 "Damages" shall mean any loss, claim, damage, judgment, penalty, deficiency, liability, costs and expenses (including, without limitation, reasonable attorney's fees and disbursements and reasonable costs and expenses of expert witnesses and investigation).

1.7 "Effective Date" shall mean the date on which the SEC first declares effective a Registration Statement registering the resale of the Registrable Securities.

1.8 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

1.9 "Investor Rights Agreement" shall mean the Investor Rights Agreement in substantially the form of Exhibit A attached hereto.

1.10 "Legend" shall mean the legend set forth in Section 9.1.

1.11 "Market Price" on any given date shall mean the average of any fifteen (15) closing bid prices on the Principal Market (as reported by Bloomberg L.P.) of the Common Stock selected by the Investor Group during the thirty (30) Trading Day period ending on the Trading Day immediately prior to the date for which the Market Price is to be determined.

1.12 "Material Adverse Effect" shall mean any effect on the business, operations, properties, prospects, stock price or financial condition of the Company that is material and adverse to the Company and its subsidiaries and affiliates, taken as a whole, and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement or any Related Agreement, in any material respect.

1.13 "Member" shall mean each of Third Millennium, JAML and Innovation.

1.14 "NASD Listing Rules" shall mean the rules and regulations promulgated by the National Association of Securities Dealers applicable to the Common Stock.

1.15 "Outstanding" when used with reference to shares of Common Stock or Capital Shares (collectively the "Shares"), shall mean, at any date as of which the number of such Shares is to be determined, all issued and outstanding Shares, and shall include all such Shares issuable in respect of outstanding scrip or any certificates representing fractional interests in such Shares; provided, however, that "Outstanding" shall not mean any such Shares then directly or indirectly owned or held by or for the account of the Company.

1.16 "Person" shall mean an individual, a corporation, a partnership, a limited liability company, an association, a trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

1.17 "Principal Market" shall mean the American Stock Exchange, the New York Stock Exchange, the NASDAQ National Market, or the NASDAQ SmallCap Market, whichever is at the time the principal trading exchange or market for the Common Stock, based upon share volume.

1.18 "Purchase Price" shall mean the Shares Purchase Price and the Purchase Warrant Purchase Price.

1.19 "Purchase Warrant A" shall mean the Warrant to be issued to The Investor Group substantially in the form of Exhibit B attached hereto.

1.20	"Purchase Warrant B" shall mean the Warrant to be issued to The Investor
Group substantially in the form of Exhibit C attached hereto.

1.21 "Purchased Common Shares" shall have the meaning set forth in
Section 2.1(a) below.

1.22 "Purchased Shares" shall mean the Purchased Common Shares.

1.23 "Registrable Securities" shall mean the Purchased Shares until (i) the Registration Statement has been declared effective by the SEC, and all Purchased Shares have been disposed of pursuant to the Registration Statement, (ii) all Purchased Shares have been sold under circumstances under which all of the applicable conditions of Rule 144 (or any similar provision then in force) under the Securities Act ("Rule 144") are met, (iii) all Purchased Shares have been otherwise transferred to holders who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend or (iv) such time as, in the opinion of counsel to the Company, all Purchased Shares may be sold without any time, volume or manner limitations pursuant to Rule 144(k) (or any similar provision then in effect) under the Securities Act.

1.24 "Registration Statement" shall mean a registration statement on Form S-3, SB-2 or S-1 (if use of such forms are then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate, and which form shall be available for the resale by Third Millennium, JAML and Innovation of the Registrable Securities to be registered thereunder in accordance with the provisions of this Agreement, the Investor Rights Agreement and in accordance with the intended method of distribution of such securities), for the registration of the resale by Third Millennium, JAML and Innovation of the Registrable Securities under the Securities Act.

1.25 "Regulation D" shall have the meaning set forth in the recitals of this Agreement.

1.26 "Related Agreements" shall mean the Investor Rights Agreement and the Warrants.

1.27 "SEC" shall mean the Securities and Exchange Commission.

1.28 "Section 4(2)" and "Section 4(6)" shall have the meanings set forth in the recitals of this Agreement.

1.29 "Securities Act" shall have the meaning set forth in the recitals of this Agreement.

1.30 "SEC Documents" shall mean the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 and each report, proxy statement or registration statement filed by the Company with the SEC pursuant to the Exchange Act or the Securities Act since the filing of such Annual Report through the date hereof, and shall include each Company press release which is specifically identified in the Disclosure Schedule referenced in the preamble to
Article IV.

1.31  "Shares" shall have the meaning set forth in 1.22.

1.32 "Share Purchase Price" shall be the lowest of a 20% discount of the bid price (the "Bid Price") or $1.00 per share. The Bid Price shall be defined as the 10 day average closing bid price of the Company's common stock prior to the date ofthe Closing on the first issuance of shares and Purchase Warrant A.

1.33 "Warrants" shall mean the Purchase Warrant A and Purchase Warrant B.

1.34 "Warrant Shares" shall mean all shares of Common Stock or other securities issued or issuable pursuant to exercise of the Warrants.

                                  ARTICLE II
      Purchase and Sale of Common Stock and Warrants Purchase of Common Stock
                                 and Warrants.

2.1  Purchase of Common Stock and Warrants

(a) Upon the terms and subject to the conditions set forth herein, at the Closing, the Company agrees to sell, and the Investor Group agrees to purchase, the following:

  (i) 2,125,000 shares of the Common Stock of the Company (the "Purchased Common Shares") for a purchase price of $0.80 per share (or $1.7 million in the aggregate) (the "Shares Purchase Price");

  (ii) One-half ($850,000) of the Shares Purchase Price shall be paid upon Closing in exchange for 1,062,500 shares of Company Common Stock and the remaining one-half ($850,000) shall be due 30 days from the Closing in exchange for 1,062,500 shares of Company Common Stock;

  (iii)	a warrant to purchase 850,000 shares of Common Stock at $2.00 per share
(the "Purchase Warrant A") which shall be issued at Closing and a warrant to purchase an additional 850,000 shares of Common Stock at $2.00 per share (the "Purchase Warrant B") to be issued upon the payment of the remaining Share Purchase Price for an aggregate purchase price of $1.00 ("Purchase Warrant Purchase Price"); and

2.2 Delivery. At the Closing and subsequently thereafter, the Company shall take the following actions:
 (a) issue and deliver to the Investor Group, one-half of the Purchased Common Shares or irrevocable instructions, in the form attached as Exhibit D, to its Transfer Agent to issue one-half of the Purchased Common Shares and the Purchase Warrant A duly executed by the Company and registered in the name of the Investor Group against payment by the Investor Group of the one-half of the Purchase Price thereof or by wire transfer of immediately available funds to an account which has been designated in writing by the Company; and
 (b)	30 days following the Closing, issue and deliver to the Investor Group, the remaining one-half of the Purchased Common Shares or irrevocable instructions, in the form attached as Exhibit D, to its Transfer Agent to issue the remaining Purchased Common Shares and the Purchase Warrant B duly executed by the Company and registered in the name of the Investor Group against payment by the Investor Group of the remainder of the Purchase Price thereof or by wire transfer of immediately available funds to an account which has been designated in writing by the Company.

2.3 Closing. The Closing under this Agreement shall take place at the offices of Innovo Group Inc., 2633 Kingston Pike, Suite 100Knoxville, TN, 37919 October 31, 2000, or at such other place and date as the parties may agree in writing (the "Closing").

2.4 Liquidated Damages.

 (a) The Company understands that a delay in the effectiveness of the Registration Statement beyond 90 calendar days following the Closing (the "Registration Deadline") could result in economic loss to the Investor Group.
As compensation to the Investor Group for such loss, the Company agrees to pay late payments (the "Liquidated Damages") to the Investor Group of $50,000 if the Registration Statement is not effective within 90 days from receipt of the second $850,000 payment and an additional $100,000 if the Registration Statement is not effective within 120 days from the receipt of the second $850,000 payment. The Company shall not be deemed to have fulfilled this obligation unless all of the shares purchased by the Investor Group are registered on the Registration Statement within the 90 and 120 day periods.

 (b) The Company shall pay any payments incurred under this Section in Company Common Stock valued at $1.00 per share. Nothing herein shall limit the Investor Group's right to pursue injunctive relief and/or actual damages for the Company's failure to effect timely registration of the Purchased Shares.

 (c) The parties hereto acknowledge and agree that the sums payable pursuant to the foregoing paragraph and pursuant to the Investor Rights Agreement shall constitute liquidated damages and not penalties. The parties further acknowledge that (a) the amount of loss or damages likely to be incurred is incapable or is difficult to precisely estimate, (b) the amounts specified in such Sections bear a reasonable proportion and are not plainly or grossly disproportionate to the probable loss likely to be incurred by the Investor Group in connection with the failure by the Company to timely cause the registration of the Registrable Securities and (c) the parties are sophisticated business parties and have been represented by sophisticated and able legal and financial counsel and negotiated this Agreement at arm's length.

                                 ARTICLE III
                            Conditions to Closing
3.1 Conditions to Closing by each Member. The obligations of each of the Members to purchase the Purchased Shares and Warrants at the Closing is subject, at its option, to the fulfillment at or prior to the Closing of each of the following conditions:

 (a) Accuracy of Representations and Warrants. The representations and warranties of the Company contained herein shall remain true and correct as of the Closing Date and the Disclosure Schedule shall reveal no Material Adverse Effect.

 (b) Qualifications. The Company shall have obtained all permits and qualifications required by any state for the offer and sale of the Purchased Shares and the Warrants or shall have the availability of exemptions therefrom.

 (c) Due Diligence. The Investor Group shall have completed, to its absolute satisfaction, its due diligence examination of the Company and the documents made available by the Company subject to Section 7.2.

 (d) Registration Statement.  The Company shall  prepare a fully executed
Form S-3, S-1 or SB-2 registration statement registering all of the Purchased Shares and the Purchased Warrant Shares for resale by the Members (the "Initial Registration Statement"), including all required accountants consents, in a form deemed by counsel to the Investor Group to be in compliance with the applicable SEC filing requirements.

 (e) No Adverse Developments. The Investor Group shall be satisfied that the sale and issuance of the Purchased Shares and the Warrants hereunder, and the proposed issuance by the Company to the Investor Group of the Purchased Shares and the Warrants upon the exercise thereof shall be legally permitted by all laws and regulations to which the Investor Group and the Company are subject and there shall be no ruling, judgment or writ of any court prohibiting the transactions contemplated by this Agreement.

 (f) Tax Liability. The Investor Group shall be satisfied, in its sole discretion, concerning the IRS's audit of the Company's 1991 Federal Tax Return.

 (g) Anti-takeover Protections. The Investor Group shall be satisfied, in its sole discretion, that it shall not be restricted from increasing its ownership interest in the Company by any anti-takeover limitations in either the Company's organization documents or in any applicable state law.

 (h) Investor Rights Agreement. At the Closing, the Company, Sam Furrow, Jay Furrow, and Pat Anderson shall each have executed and delivered to the Members the Investor Rights Agreement.

(i) Good Standing Certificate. At the Closing, the Investor Group shall have received a good standing certificate for the Company from the Secretary of State of Delaware dated as of a date not earlier than ten (10) days prior to the Closing.

 (j) Successful Appeal to the Nasdaq Listing Qualifications Panel. Confirmation from Nasdaq in such a manner as is customary for Nasdaq to issue representing that Nasdaq has no present intention to proceed with any other de-listing proceeding.

3.2 Conditions to Closing by the Company. The obligation of the Company to issue and sell the Purchased Shares and Warrants to the Members at the Closing is subject, at its option, to the fulfillment at or prior to the Closing of each of the following conditions:

 (a) Accuracy of Representations and Warrants. The representations and warranties of each Member contained herein shall remain true and correct as of the Closing Date.

 (b) Investor Rights Agreement. At the Closing, the Company, Sam Furrow, Jay Furrow, Pat Anderson and each Member shall have executed and delivered to the Company the Investor Rights Agreement.


                                 ARTICLE IV
                   Representations and Warranties of Members

Each Member severally represents and warrants to the Company that:

4.1 Intent. The Member is entering into this Agreement for its own account and not with a view to or for sale in connection with any distribution of the Purchased Shares. The Member has no present arrangement (whether or not legally binding) at any time to sell the Purchased Shares or the Warrants, to or through any person or entity except in compliance with the Securities Act or an exemption therefrom; provided, however, that by making the representations herein, the Member does not agree to hold such securities for any minimum or other specific term and reserves the right to dispose of the Purchased Shares or Warrant at any time in accordance with federal and state securities laws applicable to such disposition.

4.2 Sophisticated Investor. The Member is a sophisticated investor (as described in Rule 506(b)(2)(ii) of Regulation D) and an accredited investor (as defined in Rule 501 of Regulation D), and the Member has such experience in business and financial matters that it has the capacity to protect its own interests in connection with this transaction and is capable of evaluating the merits and risks of an investment in the Purchased Shares and the Warrants. The Member acknowledges that an investment in the Purchased Shares and the Warrants is speculative and involves a high degree of risk.

4.3 Authority. This Agreement and each Related Agreement which is required to be executed by the Member has been duly authorized and validly executed and delivered by the Member and is a valid and binding agreement of the Member enforceable against it in accordance with its terms, subject to applicable bankruptcy, insolvency, or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application.

4.4 Not an Affiliate. The Member is not an officer, director or "affiliate" (as that term is defined in Rule 405 of the Securities Act) of the Company.

4.5 Absence of Conflicts. The execution and delivery of this Agreement and each Related Agreement and executed by the Member in connection herewith, and the consummation of the transactions contemplated hereby and thereby, and compliance with the requirements hereof and thereof by the Member, will not violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Member or (a) violate any provision of any indenture, instrument or agreement to which the Member is a party or is subject, or by which the Member or any of its assets is bound; (b) conflict with or constitute a material default thereunder; (c) result in the creation or imposition of any lien pursuant to the terms of any such indenture, instrument or agreement, or constitute a breach of any fiduciary duty owed by the Member to any third party; or (d) require the approval of any third-party (which has not been obtained) pursuant to any material contract, agreement, instrument, relationship or legal obligation to which the Member is subject or to which any of its assets, operations or management may be subject.

4.6 Manner of Sale. At no time was the Member presented with or solicited by or through any leaflet, public promotional meeting, television advertisement or any other form of general solicitation or advertising.

4.7 No Brokers. The Member has not employed any investment banker, broker, finder, or intermediary in connection with the transactions contemplated by this Agreement and the Related Agreements who will seek a fee from the Company. The Member agrees to indemnify and hold harmless the Company from and against any and all liabilities to any person claiming brokerage commissions or finder's fees on account of services purported to have been rendered on behalf of the Member in connection with this Agreement or the transactions contemplated hereby.

                                ARTICLE V
                Representations and Warranties of the Company

The Company represents and warrants to each Member that, except as set forth in a Disclosure Schedule attached as Schedule I (which Disclosure Schedule makes reference to the particular representation or warranty as to which exception is taken) (the "Disclosure Schedule"):

5.1 Organization of the Company. The Company is a corporation duly incorporated and existing in good standing under the laws of the State of Delaware and has all requisite corporate authority to own its properties and to carry on its business as now being conducted. The Company does not have any subsidiaries and does not own more that fifty percent (50%) of or control any other business entity except as set forth in the SEC Documents. The Company is duly qualified and is in good standing as a foreign corporation to do business in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, other than those in which the failure so to qualify would not have a Material Adverse Effect.

5.2 Authority. (i) The Company has the requisite corporate power and corporate authority to enter into and perform its obligations under this Agreement, each of the Related Agreements and to issue the Purchased Shares and the Warrants pursuant to their respective terms, (ii) the execution, issuance and delivery of this Agreement, each Related Agreement, the Purchased Shares certificates and the Warrants by the Company and the consummation by it of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action and no further consent or authorization of the Company or its Board of Directors or stockholders is required, and (iii) this Agreement, each Related Agreement, the Purchased Shares certificates and the Warrants have been duly executed and delivered by the Company and at the Closing shall constitute valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, or similar laws relating to, or affecting generally the enforcement of, creditors' rights and remedies or by other equitable principles of general application. The Company has duly and validly authorized and reserved for issuance shares of Common Stock sufficient in number for the exercise of the Warrants. The Company further acknowledges that its obligation to issue Common Stock upon exercise of the Warrants in accordance with this Agreement and the Restated Certificate of Incorporation is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other stockholders of the Company and notwithstanding the commencement of any case under 11 U.S.C. 101 et seq. (the "Bankruptcy Code"). The Company shall not seek judicial relief from its obligations hereunder except pursuant to the Bankruptcy Code. In the event the Company is a debtor under the Bankruptcy Code, the Company hereby waives to the fullest extent permitted any rights to relief it may have under 11 U.S.C. 362 in respect of the exercise of the Warrants. The Company agrees, without cost or expense to the Investor Group, to take or consent to any and all action necessary to effectuate relief under 11 U.S.C. 362.

5.3 Capitalization. The authorized capital stock of the Company consists of 40 million shares of Common Stock, $0.10 par value per share, of which 11,596,265 shares are issued and outstanding as of October 27, 2000 and 5,000,000 shares of preferred stock, $0.10 par value per share of which no shares are issued and outstanding as of October 27, 2000. Except for (i) outstanding options and warrants as set forth in the SEC Documents and (ii) as set forth in the Disclosure Schedule, there are no outstanding Capital Shares Equivalents nor any agreements or understandings pursuant to which any Capital Shares Equivalents may become outstanding. The Company is not a party to any agreement granting registration or anti-dilution rights to any person with respect to any of its equity or debt securities. All of the outstanding shares of Common Stock of the Company have been duly and validly authorized and issued and are fully paid and non-assessable.

5.4 Common Stock. Except the requirement to file the Registration Statement set forth in Section 3.1 (d) hereof, the Company has registered its Common Stock pursuant to Section 12(b) or (g) of the Exchange Act and is in full compliance with all reporting requirements of the Exchange Act, and the Company is in compliance with all requirements for the continued listing or quotation of its Common Stock, and such Common Stock is currently listed or quoted on, the Principal Market. As of the date hereof, the Principal Market is the NASDAQ SmallCap Market and the Company has not received any notice regarding, and to its knowledge there is no threat, of the termination or discontinuance of the eligibility of the Common Stock for such listing.

5.5 SEC Documents. The Company has made available to the Investor Group true and complete copies of the SEC Documents. The Company has not provided to the Investor Group any information that, according to applicable law, rule or regulation, should have been disclosed publicly prior to the date hereof by the Company, but which has not been so disclosed. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Exchange Act, and rules and regulations of the SEC promulgated thereunder and the SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Documents complied in all material respects with applicable accounting requirements and the published rules and regulations of the SEC or other applicable rules and regulations with respect thereto at the time of such inclusion. Such financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they exclude footnotes or may be condensed or summary statements) and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited interim statements, to normal year-end audit adjustments). Neither the Company nor any of its subsidiaries has any material indebtedness, obligations or liabilities of any kind (whether accrued, absolute, contingent or otherwise, and whether due or to become due) that would have been required to be reflected in, reserved against or otherwise described in the financial statements or in the notes thereto in accordance with generally accepted accounting principles, which was not fully reflected in, reserved against or otherwise described in the financial statements or the notes thereto included in the SEC Documents or was not incurred in the ordinary course of business consistent with the Company's past practices since the last date of such financial statements.

5.6 Exemption from Registration; Valid Issuances. Subject to the accuracy of the representations in Article IV, the sale of the Purchased Shares and the Warrants will not require registration under the Securities Act and/or any applicable state securities law. When issued and paid for in accordance with the Warrants, the Warrant Shares will be duly and validly issued, fully paid, and non-assessable. Neither the sales of the Purchased Shares or the Warrants pursuant to, nor the Company's performance of its obligations under, this Agreement, any Related Agreement, the Restated Certificate of Incorporation or the Warrants will (i) result in the creation or imposition by the Company of any liens, charges, claims or other encumbrances upon the Purchased Shares or the Warrants or, except as contemplated herein, any of the assets of the Company, or (ii) entitle the holders of Outstanding Capital Shares to preemptive or other rights to subscribe for or acquire the Capital Shares or other securities of the Company. The Purchased Shares and the Warrants shall not subject any Member to personal liability to the Company or its creditors by reason of the possession thereof.

5.7 No General Solicitation or Advertising in Regard to this Transaction. Neither the Company nor any of its affiliates nor, to the knowledge of the Company, any person acting on its or their behalf (i) has conducted or will conduct any general solicitation (as that term is used in Rule 502(c) of Regulation D) or general advertising with respect to the sale of the Purchased Shares or the Warrants, or (ii) made any offers or sales of any security or solicited any offers to buy any security under any circumstances that would require registration of the Purchased Shares or the Warrants under the Securities Act.

5.8 No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby, including without limitation the issuance of and payment of dividends upon the Purchased Shares and the Warrants do not and will not (i) result in a violation of the Company's Restated Certificate of Incorporation or By-Laws or
(ii) conflict with, or constitute a material default (or an event that with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, indenture or instrument, or any "lock-up" or similar provision of any underwriting or similar agreement to which the Company is a party, or (iii) result in a violation of any federal, state or local law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations) applicable to the Company or by which any material property or asset of the Company is bound or affected, nor is the Company otherwise in violation of, conflict with or default under any of the foregoing (except in each case for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not have, individually or in the aggregate, a Material Adverse Effect). The business of the Company is not being conducted in violation of any law, ordinance or regulation of any governmental entity, except for possible violations that either singly or in the aggregate would not have a Material Adverse Effect. The Company is not required under any federal, state or local law, rule or regulation to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or issue and sell the Purchased Shares or the Warrants in accordance with the terms hereof (other than any SEC, Principal Market or state securities filings that may be required to be made by the Company subsequent to the Closing, any registration statement that may be filed pursuant hereto, and any shareholder approval required by the rules applicable to companies whose common stock trades on the Principal Market); provided that, for purposes of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Investor Group herein.

5.9 No Material Adverse Change. Since November 30, 1999, no Material Adverse Effect has occurred or exists with respect to the Company, except as disclosed in the SEC Documents.

5.10 No Undisclosed Events or Circumstances. Since November 30, 1999, no material event or circumstance has occurred or exists with respect to the Company or its businesses, properties, prospects, operations or financial condition, which has not been publicly announced or disclosed in the SEC Documents.

5.11 No Integrated Offering. Other than pursuant to an effective registration statement under the Securities Act, or pursuant to the issuance or exercise of employee stock options, or pursuant to its discussion with the Investor Group in connection with the transactions contemplated hereby, the Company has not issued, offered or sold any shares of Common Stock or Warrants (including for this purpose any securities of the same or a similar class as the Purchased Shares or the Warrants, or any securities Convertible into or exercisable for the Common Stock or any such other securities) within the six-month period next preceding the date hereof, and the Company shall not permit any of its directors, officers or affiliates directly or indirectly to take, any action (including, without limitation, any offering or sale to any Person of Common Stock or Warrants), so as to make unavailable the exemption from Securities Act registration being relied upon by the Company for the offer and sale to each Member of the Purchased Shares or the Warrants as contemplated by this Agreement and each Related Agreement.

5.12 Litigation and Other Proceedings. Except as disclosed in the SEC Documents, there are no lawsuits or proceedings pending or, to the knowledge of the Company, threatened, against the Company or any subsidiary, nor has the Company received any written or oral notice of any such action, suit, proceeding or investigation, which could reasonably be expected to have a Material Adverse Effect. Except as set forth in the SEC Documents, no judgment, order, writ, injunction or decree or award has been issued by or, to the knowledge of the Company, requested of any court, arbitrator or governmental agency which could result in a Material Adverse Effect.

5.13 No Misleading or Untrue Communication. The Company and, to the knowledge of the Company, any person representing the Company, or any other person selling or offering to sell the Purchased Shares or the Warrants in connection with the transaction contemplated by this Agreement, have not made, at any time, any oral communication in connection with the offer or sale of the same which contained any untrue statement of a material fact or omitted to state any material fact necessary in order to make the statements, in the light of the circumstances under which they were made, not misleading.

5.14 Material Non-Public Information. The Company has not disclosed to the Investor Group any non-public information it believes to be material that (i) if disclosed, would reasonably be expected to have a material effect on the trading price of the Common Stock and (ii) according to applicable law, rule or regulation, should have been disclosed publicly by the Company prior to the date hereof but which has not been so disclosed.

5.15 Insurance. The Company and each subsidiary maintains property and casualty, general liability, workers' compensation, environmental hazard, personal injury and other similar types of insurance with financially sound and reputable insurers that is adequate, consistent with industry standards and the Company's historical claims experience. The Company has not received notice from, and has no knowledge of any threat by, any insurer (that has issued any insurance policy to the Company) that such insurer intends to deny coverage under or cancel, discontinue or not renew any insurance policy presently in force.

5.16 Tax Matters.

 (a) The Company and each subsidiary has filed all Tax Returns which it is required to file under applicable laws; all such Tax Returns are true and accurate and has been prepared in compliance with all applicable laws; the Company has paid all Taxes due and owing by it or any subsidiary (whether or not such Taxes are required to be shown on a Tax Return) and have withheld and paid over to the appropriate taxing authorities all Taxes which it is required to withhold from amounts paid or owing to any employee, stockholder, creditor or other third parties; and since December 31, 1998, the charges, accruals and reserves for Taxes with respect to the Company (including any provisions for deferred income taxes) reflected on the books of the Company are adequate to cover any Tax liabilities of the Company if its current tax year were treated as ending on the date hereof.

 (b) No claim has been made by a taxing authority in a jurisdiction where the Company does not file tax returns that the Company or any subsidiary is or may be subject to taxation by that jurisdiction. There are no foreign, federal, state or local tax audits or administrative or judicial proceedings pending or being conducted with respect to the Company or any subsidiary; no information related to Tax matters has been requested by any foreign, federal, state or local taxing authority; and, except as disclosed above, no written notice indicating an intent to open an audit or other review has been received by the Company or any subsidiary from any foreign, federal, state or local taxing authority. There are no material unresolved questions or claims concerning the Company's Tax liability. The Company (A) has not executed or entered into a closing agreement pursuant to 7121 of the Internal Revenue Code or any predecessor provision thereof or any similar provision of state, local or foreign law; or (B) has not agreed to or is required to make any adjustments pursuant to 481 (a) of the Internal Revenue Code or any similar provision of state, local or foreign law by reason of a change in accounting method initiated by the Company or any of its subsidiaries or has any knowledge that the IRS has proposed any such adjustment or change in accounting method, or has any application pending with any taxing authority requesting permission for any changes in accounting methods that relate to the business or operations of the Company. The Company has not been a United States real property holding corporation within the meaning of 897(c)(2) of the Internal Revenue Code during the applicable period specified in 897(c)(1)(A)(ii) of the Internal Revenue Code.

 (c) The Company has not made an election under 341(f) of the Internal Revenue Code. The Company is not liable for the Taxes of another person that is not a subsidiary of the Company under (A) Treas. Reg. 1.1502-6 (or comparable provisions of state, local or foreign law), (B) as a transferee or successor,
(C) by contract or indemnity or (D) otherwise. The Company is not a party to any tax sharing agreement. The Company has not made any payments, is obligated to make payments or is a party to an agreement that could obligate it to make any payments that would not be deductible under 280G of the Internal Revenue Code.

 (d) For purposes of this Section 5.16: "IRS" means the United States Internal Revenue Service. "Tax" or "Taxes" means federal, state, county, local, foreign, or other income, gross receipts, ad valorem, franchise, profits, sales or use, transfer, registration, excise, utility, environmental, communications, real or personal property, capital stock, license, payroll, wage or other withholding, employment, social security, severance, stamp, occupation, alternative or add-on minimum, estimated and other taxes of any kind whatsoever (including, without limitation, deficiencies, penalties, additions to tax, and interest attributable thereto) whether disputed or not. "Tax Return" means any return, information report or filing with respect to Taxes, including any schedules attached thereto and including any amendment thereof.

5.17 Property. Each of the Company and its subsidiaries has good and marketable title to all real and personal property owned by it, free and clear of all liens, encumbrances and defects except such as do not materially affect the value of such property and do not materially interfere with the use made and proposed to be made of such property by the Company; and to the Company's knowledge any real property and buildings held under lease by the Company as tenant are held by it under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and intended to be made of such property and buildings by the Company.

5.18 Intellectual Property. Each of the Company and its subsidiaries owns or possesses adequate and enforceable rights to use all patents, patent applications, trademarks, trademark applications, trade names, service marks, copyrights, copyright applications, licenses, know-how (including trade secrets and other unpatented and/or unpatentable proprietary or confidential information, systems or procedures) and other similar rights and proprietary knowledge (collectively, "Intangibles") necessary for the conduct of its business as now being conducted. To the Company's knowledge, except as disclosed in the SEC Documents neither the Company nor any of its subsidiaries is infringing upon or in conflict with any right of any other person with respect to any Intangibles. Except as disclosed in the SEC Documents, no adverse claims have been asserted by any person to the ownership or use of any Intangibles and the Company has no knowledge of any basis for such claim.

5.19 Internal Controls and Procedures. The Company maintains books and records and internal accounting controls which provide reasonable assurance that (i) all transactions to which the Company or any subsidiary is a party or by which its properties are bound are executed with management's authorization; (ii) the recorded accounting of the Company's consolidated assets is compared with existing assets at regular intervals; (iii) access to the Company's consolidated assets is permitted only in accordance with management's authorization; and (iv) all transactions to which the Company or any subsidiary is a party or by which its properties are bound are recorded as necessary to permit preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles.

5.20 Payments and Contributions. Neither the Company, any subsidiary, nor any of its directors, officers or, to its knowledge, other employees has (i) used any Company funds for any unlawful contribution, endorsement, gift, entertainment or other unlawful expense relating to political activity; (ii) made any direct or indirect unlawful payment of Company funds to any foreign or domestic government official or employee; (iii) violated or is in violation of any provision of the Foreign Corrupt Practices Act of 1977, as amended; or
(iv) made any bribe, rebate, payoff, influence payment, kickback or other similar payment to any person with respect to Company matters.

5.21 No Misrepresentation. The representations and warranties of the Company contained in this Agreement, any schedule, annex or exhibit hereto, do not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

5.22 Environmental Matters. There are no Hazardous Materials used or present at any location used by the Company in the conduct of its business, except for any Hazardous Materials constituting normal office supplies. To the knowledge of Company, no location currently or previously used by the Company is contaminated by any Hazardous Material. There are no environmental materials or conditions, including on-site or off-site disposal or releases of Hazardous Materials that could reasonably be expected to have a Material Adverse Effect. To the knowledge of the Company, no event has occurred and no activity has been or is being conducted by the Company or any other Person which has resulted or could reasonably result in contamination of any location currently or previously used by the Company by any Hazardous Material. The Company has not received any written communication from any Governmental Agency alleging that the Company or any premises currently or previously occupied by the Company is contaminated by any Hazardous Materials or in violation of any Environmental Requirement. To the knowledge of the Company, no Government Agency has commenced any investigation or proceeding with respect to the contamination of any location currently or previously used by the Company by any Hazardous Material. For purposes of this Section 5.22, "Hazardous Material" means: all or any of the following: (i) any substance the presence of which requires investigation or remediation under any applicable law or regulation; (ii) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," hazardous materials," hazardous wastes," toxic substances," or any other formulation intended to define, list or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity or "EP toxicity;" (iii) any petroleum products, explosives or radioactive materials; and (iv) asbestos in any form or electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million.

5.23 Employment and Benefit Matters; Contractors.

 (a) The Disclosure Schedule lists all of the Company's employment contracts, arrangements, plans with any agent, employee, officer, director or shareholder, and contracts or arrangements providing for bonuses, profit sharing payments, deferred compensation, stock options, stock purchase rights, retainer, consulting, incentive, severance pay or retirement benefits, life, medical or other insurance or any other employee benefits or any other payments, "fringe benefits" or perquisites ("Benefit Plan") which are not terminable at will without liability to the Company or which are subject to ERISA.
 (b) Neither the Company nor, to the Company's knowledge, any of its ERISA Affiliates, has any union contracts, collective bargaining agreements or similar agreements with employee organizations or groups, nor, to the Company's knowledge, has the Company or any ERISA affiliate ever participated in or contributed to any single employer defined benefit plan or multi-employer plan with in the meaning of ERISA Section 3(37), nor is the Company currently engaged in any labor negotiations, excepting minor grievances, nor is the Company the subject of any union organization effort. There is no labor dispute, strike, or work stoppage pending against any the Company's business.
 (c) True and correct copies of each plan listed in the Disclosure Schedule that is subject to ERISA (a "ERISA Plan") and related trust agreements, insurance contracts, summary descriptions, have been delivered or made available to the Members by the Company. The Company has also delivered or made available to the Members a copy of the two most recently filed IRS Forms 5500, attached financial statement and accountant's opinion, if applicable, for each ERISA Plan. The Company has also delivered or made available to the Members a copy of, in the case of each ERISA Plan intended to qualify under Section 401(a) of the Code, the most recent Internal Revenue Service letter as to its qualification under
Section 401(a) of the Code. To the Company's knowledge, nothing has occurred prior to or since the issuance of such letters to cause the loss of qualification under the Code of any of such plans.

 (d) To the Company's knowledge, none of the ERISA Plans has participated in, engaged in or been a party to any prohibited transaction as defined in ERISA or the Code, and there are no material claims, pending (with service or other notice) or ovetly threatened, involving any plan listed in the Disclosure Schedule. To the Company's knowledge, there have been no violations of any reporting or disclosure requirements with respect to any ERISA Plan that would have a Material Adverse Effect on the Company.

 (e) To the Company's knowledge, neither the Company nor any of its ERISA Affiliates has any material liability for any excise tax imposed by Section 4971, 4972, 4974, 4975, 4976, 4977, 4978, 4978B, 4979, 4979A, 4980 or 4980B of
the Code.
 (f) Neither the Company nor, to the Company's knowledge, any of its ERISA Affiliates maintains any plans providing benefits within the meaning of Section 3(1) of ERISA (other than group health plan continuation coverage under 601 of ERISA and 4980B(f) of the Code) to former employees or retirees.

5.24 Customers and Suppliers. The Disclosure Schedule sets forth (i) the top five customers of the Company, based on the fiscal year ended November 30, 1999 sales, and the net sales for the year for each, and (ii) the top five suppliers of the Company, based on the fiscal year ended November 30, 1999 purchases, and the volume purchased for the year from each.

                                 ARTICLE VI
                      Affirmative Covenant of Members

6.1 Compliance With Securities Laws. Each Member covenants with the Company that its trading activities with respect to Purchased Shares or Warrants, as the case may be, will be in compliance with all applicable state and federal securities laws, rules and regulations and rules and regulations of the Principal Market on which the Company's Common Stock is listed.

                                ARTICLE VII
                          Covenants of the Company

7.1 Due Diligence Review. Subject to Section 7.3, the Company shall make available for inspection and review by each Member, advisors to and representatives of each Member (who may or may not be affiliated with each Member and who are reasonably acceptable to the Company), any underwriter participating in any disposition of the Registrable Securities on behalf of each Member pursuant to the Registration Statement, any such registration statement or amendment or supplement thereto or any blue sky, NASDAQ or other filing, all SEC Documents and other filings with the SEC, and all other publicly available corporate documents and properties of the Company as may be reasonably necessary for the purpose of such review, and cause the Company's officers, directors and employees to supply all such publicly available information reasonably requested by each Member or any such representative, advisor or underwriter in connection with such Registration Statement (including, without limitation, in response to all questions and other inquiries reasonably made or submitted by any of them), prior to and from time to time after the filing and effectiveness of the
Registration Statement for the sole purpose of enabling each Member and such representatives, advisors and underwriters and their respective accountants and attorneys to conduct initial and ongoing due diligence with respect to the Company and the accuracy of the Registration Statement.

7.2 Non-Disclosure of Non-Public Information.

 (a) The Company shall not disclose non-public information it believes to be material to any Member, advisors to or representatives of any member unless prior to disclosure of such information the Company identifies such information as being non-public information and provides the affected Member, such advisors and representatives with the opportunity to accept or refuse to accept such non-public information for review. Other than disclosure of any comment letters received from the SEC staff with respect to the Registration Statement, the Company may, as a condition to disclosing any non-public information hereunder, require each Member's advisors and representatives to enter into a confidentiality agreement in form and content reasonably satisfactory to the Company and the Members.

Nothing herein shall require the Company to disclose material non-public information to the Members or their advisors or representatives, provided, however, that notwithstanding anything herein to the contrary, the Company will, as hereinabove provided, promptly notify the advisors and representatives of the Members and, if any, underwriters, of any event or the existence of any circumstance (without any obligation to disclose the specific event or circumstance) of which it becomes aware, constituting material non-public information (whether or not requested of the Company specifically or generally during the course of due diligence by such persons or entities), which, if not disclosed in the prospectus included in the Registration Statement would cause such prospectus to include a material misstatement or to omit a material fact required to be stated therein in order to make the statements, therein in light of the circumstances in which they were made, not misleading. Nothing contained in this Section 7.3 shall be construed to mean that such persons or entities other than the Members (without the written consent of the Members prior to disclosure of such information as set forth in Section 7.3(a)) may not obtain non-public information in the course of conducting due diligence in accordance with the terms of this Agreement and nothing herein shall prevent any such persons or entities from notifying the Company of their opinion that based on such due diligence by such persons or entities, that the Registration Statement contains an untrue statement of a material fact or omits a material fact required to be stated in the Registration Statement or necessary to make the statements contained therein, in light of the circumstances in which they were made, not misleading.

7.3 Filing of Initial S-3. Within 5 business days of the receipt of the second $850,000 payment, the Initial Registration Statement shall be filed with the SEC by the Company.

                               ARTICLE VIII
                        Survival; Indemnification

8.1 Survival. The representations and warranties and covenants made by the Company and each Member in this Agreement, the annexes, schedules and exhibits hereto and in each instrument, agreement and certificate entered into and delivered by them pursuant to this Agreement and each of the Related Agreements, shall survive the Closing and the consummation of the transactions contemplated hereby and thereby, unless otherwise specified in this Agreement or any Related Agreement. In the event of a breach or violation of any of such representations, warranties or covenants, the party to whom such representations, warranties or covenants have been made shall have all rights and remedies for such breach or violation available to it under the provisions of this Agreement and each Related Agreement, irrespective of any investigation made by or on behalf of such party on or prior to the Closing Date.

8.2 Indemnity.

 (a)The Company hereby agrees to indemnify and hold harmless each Member, each of their respective Affiliates and their respective officers, directors, partners and members (collectively, the "Purchaser Indemnitees"), from and against any and all Damages, and agrees to reimburse Purchaser Indemnitees for all reasonable out-of-pocket expenses (including the reasonable fees and expenses of legal counsel), in each case promptly as incurred by any Purchaser Indemnitee and to the extent arising out of or in connection with:

  (i) any misrepresentation, omission of fact or breach of any of the Company's representations or warranties contained in this Agreement, any Related Agreement, the annexes, schedules or exhibits hereto or any instrument, agreement or certificate entered into or delivered by the Company pursuant to this Agreement or pursuant to any Related Agreement; or

  (ii) any failure by the Company to perform in any material respect any of its covenants, agreements, undertakings or obligations set forth in this Agreement, any Related Agreement, the annexes, schedules or exhibits hereto or any instru-ment, agreement or certificate entered into or delivered by the Company pursuant to this Agreement or pursuant to any Related agreement; or

  (iii) any action instituted against a Purchaser Indemnitee, or any of them, by any stockholder of the Company who is not an Affiliate of a Purchaser Indemnitee, any creditor, contract party, employee, director, supplier or customer of the Company with respect to any of the transactions contemplated by this Agreement or any Related Agreement.

 (b) The Investor Group, hereby agrees to indemnify and hold harmless the Company, its Affiliates and its officers, directors, partners and members (collectively, the "Company Indemnitees"), from and against any and all Damages, and agrees to reimburse the Company Indemnitees for reasonable all out-of-pocket expenses (including the reasonable fees and expenses of legal counsel), in each case promptly as incurred by the Company Indemnitees and to the extent arising out of or in connection with any misrepresentation, omission of fact, or breach of any of a Purchaser Indemnitee's representations or warranties contained in this Agreement, any Related Agreement, the annexes, schedules or exhibits hereto or thereto or any instrument, agreement or certificate entered into or delivered by a Purchaser Indemnitee pursuant to this Agreement or any Related Agreement.

 (c) If, as a result of the indemnification provisions of Section 8, there arises any liability to a Purchaser Indemnitee, that Purchaser Indemnitee or its affiliates will have the right to set off such liability against any amounts payable under any of the Related Agreements.

8.3 Notice. Promptly after receipt by either party hereto seeking indemnification pursuant to Section 8.2 (an "Indemnified Party") of written notice of any investigation, claim, proceeding or other action in respect of which indemnification is being sought (each, a "Claim"), the Indemnified Party promptly shall notify the party from whom indemnification pursuant to Section
8.2 is being sought (the "Indemnifying Party") of the commencement thereof; but the omission to so notify the Indemnifying Party shall not relieve it from any liability that it otherwise may have to the Indemnified Party, except to the extent that the Indemnifying Party is actually prejudiced by such omission or delay. In connection with any Claim as to which both the Indemnifying Party and the Indemnified Party are parties, the Indemnifying Party shall be entitled to assume the defense thereof. Notwithstanding the assumption of the defense of any Claim by the Indemnifying Party, the Indemnified Party shall have the right to employ separate legal counsel and to participate in the defense of such Claim, and the Indemnifying Party shall bear the reasonable fees, out-of-pocket costs and expenses of such separate legal counsel to the Indemnified Party if (and only if): (x) the Indemnifying Party shall have agreed to pay such fees, out-of-pocket costs and expenses, (y) the Indemnified Party reasonably shall have concluded that representation of the Indemnified Party and the Indemnifying Party by the same legal counsel would not be appropriate due to actual or, as reasonably determined by legal counsel to the Indemnified Party, potentially differing interests between such parties in the conduct of the defense of such Claim, or if there may be legal defenses available to the Indemnified Party that are in addition to or disparate from those available to the Indemnifying Party, or (z) the Indemnifying Party shall have failed to employ legal counsel reasonably satisfactory to the Indemnified Party within a reasonable period of time after notice of the commencement of such Claim. If the Indemnified Party employs separate legal counsel in circumstances other than as described in clauses (x), (y) or (z) above, the fees, costs and expenses of such legal counsel shall be borne exclusively by the Indemnified Party. Except as provided above, the Indemnifying Party shall not, in connection with any Claim in the same jurisdiction, be liable for the fees and expenses of more than one firm of legal counsel for the Indemnified Party (together with appropriate local counsel). The Indemnifying Party shall not, without the prior written consent of the Indemnified Party (which consent shall not unreasonably be withheld), settle or compromise any Claim or consent to the entry of any judgment that does not include an unconditional release of the Indemnified Party from all liabilities with respect to such Claim or judgment.

8.4 Direct Claims. In the event one party hereunder should have a claim for indemnification that does not involve a claim or demand being asserted by a third party, the Indemnified Party promptly shall deliver notice of such claim to the Indemnifying Party, specifying the nature of the claim.

                                ARTICLE IX
                   Legends; Transfer Agent Instructions
9.1 Legends. Unless otherwise provided below, each certificate representing Registrable Securities will bear the following legend or equivalent (the "Legend"):

THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY OTHER APPLICABLE SECURITIES LAWS AND HAVE BEEN ISSUED IN RELIANCE UPON AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND SUCH OTHER SECURITIES LAWS. NEITHER THIS SECURITY NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED, OR OTHERWISE DISPOSED OF, EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO A TRANSACTION THAT IS EXEMPT FROM SUCH REGISTRATION.

9.2 Transfer Agent Instructions. Upon the execution and delivery hereof, in the event the Company is unable to deliver a stock certificate representing the Purchased Shares, the Company shall issue to its transfer agent for its Common Stock (and to any substitute or replacement transfer agent for its Common Stock upon the Company's appointment of any such substitute or replacement transfer agent) instructions substantially in the form of Exhibit D hereto. Such instructions shall be irrevocable by the Company from and after the date hereof or from and after the issuance thereof to any such substitute or replacement transfer agent, as the case may be.

                                ARTICLE X
                               Termination

10.1 Termination.  This Agreement may be terminated at any time prior to the
Closing:

 (a) by written mutual agreement of the parties upon the authorization of their respective Boards of Directors, notwithstanding approval of this Agreement by their shareholders or partners, as the case may be;
 (b) (i) by either party if there shall have been a material breach of any representation, warranty, covenant, condition or agreement set forth in this Agreement on the part of the other, which breach shall not have been cured within five (5) calendar days following receipt by the breaching party of notice of such breach, or (ii) by either party if any permanent injunction or other Order of a court of other competent authority preventing the consummation of the transactions contemplated hereby shall have become final and nonappealable; or

 (c) by any party if the Closing shall not have been consummated on or before November 30, 2000, provided that the initiating party is not in material default of its obligations under this Agreement.

 In the event of a termination of this Agreement by either party as provided in subsections (a)-(c) above, this Agreement shall forthwith become void and there shall be no liability or obligation on the part of the parties or their respective officers, directors or partners, except with respect to willful material breach of any provision of this Agreement prior to such termination and except that Section 7.3 (Non-Disclosure) and Section 13.7 (Expenses) hereof shall continue in effect.

                                ARTICLE XI
                                Assignment

11.1 Assignment. This Agreement and any rights of the Investor Group or the Company hereunder may be assigned by any party to any other person. This Agreement shall be binding and (a) the provisions of this Agreement shall inure to the benefit of, and be enforceable by, any permitted transferee of any of the Purchased Shares, or Warrants purchased or acquired by any Member hereunder with respect to the Purchased Shares or Warrants held by such person, and each of the Investor Group's interest in this Agreement may be assigned at any time, in whole or in part, to any other person or entity (including any Affiliate of the Investor Group, ) who agrees to make the representations and warranties contained in Article V and who agrees to be bound by the terms of this Agreement.

                             ARTICLE XII
                               Notices

12.1 Notices. All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) hand delivered, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice. Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the first business day following the date of sending by reputable courier service, fully prepaid, addressed to such address, or (c) upon actual receipt of such mailing, if mailed. The addresses for such communications shall be:
If to the Company:		Innovo Group, Inc.
                  		1800 North Cherry Street
		                  Knoxville,  TN 37917
		Attention:        Jay Furrow
		Telephone:        (865) 546-1110
		Facsimile:        (865) 546-1630
with a copy to:		   Sims, Moss, Kline & Davis
                  		Suite 310,
                    400 North Park Town Center
              						1000 Abernathy Road NE
                 			Atlanta, GA  30328-5613
	Telephone:         (770) 481-7200
		Facsimile:        (770) 481-7210

If to the Investor Group:



with a copy to:






Either party hereto may from time to time change its address or facsimile number for notices under this Section 12.1 by giving written notice of such changed address or facsimile number to the other party hereto as provided in this
Section 12.1.

                               ARTICLE XIII
                               Miscellaneous

13.1 Governing Law/Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of New York. Each party (a) agrees to file all legal actions relating to this Agreement and transactions contemplated hereby in a federal or state court in the State of New York; (b) to submit to the jurisdiction of the courts of the State of New York; and (c) to refrain from attempting to change the venue of any action filed by the other party in the State of New York.

13.2 Counterparts/Facsimile/Amendments. This Agreement may be executed in multiple counterparts, each of which may be executed by less than all of the parties and shall be deemed to be an original instrument which shall be enforceable against the parties actually executing such counterparts and all of which together shall constitute one and the same instrument. Except as otherwise stated herein, in lieu of the original documents, a facsimile transmission or copy of the original documents shall be as effective and enforceable as the original. This Agreement may be amended only by a writing executed by all parties.

13.3 Entire Agreement. This Agreement, the agreements attached as Exhibits hereto, which include, but are not limited to the and the Related Agreements, set forth the entire agreement and understanding of the parties relating to the subject matter hereof and supersedes all prior and contemporaneous agreements, negotiations and understandings between the parties, both oral and written relating to the subject matter hereof. The terms and conditions of all Exhibits to this Agreement are incorporated herein by this reference and shall constitute part of this Agreement as is fully set forth herein.

13.4 Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision; provided that such severability shall be ineffective if it materially changes the economic benefit of this Agreement to any party.

13.5 Headings. The headings used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

13.6 Reporting Entity for the Common Stock. The reporting entity relied upon for the determination of the trading price or trading volume of the Common Stock on any given Trading Day for the purposes of this Agreement shall be Bloomberg, L.P. or any successor thereto. The written mutual consent of the Investor Group and the Company shall be required to employ any other reporting entity.

13.7 Replacement of Certificates. Upon (i) receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of a certificate representing the Purchased Shares or Warrants, and (ii) in the case of any such loss, theft or destruction of such certificate, upon delivery of an indemnity agreement or security reasonably satisfactory in form to the Company (which shall not exceed that customarily charged by the Company's transfer agent), or (iii) in the case of any such mutilation, on surrender and cancellation of such certificate, the Company at its expense will execute and deliver, in lieu thereof, a new certificate of like tenor.

13.8 Fees and Expenses. The Company, shall pay the Investor Group's, fees and expenses and shall also pay the Members' $17,000.00 at Closing as a placement fee which payment shall be made from the Purchase Price to be delivered to the Company at the Closing, with an additional $17,000 payable to the Members upon completion of the second $850,000 investment. If (a) the Closing shall not have occurred and the Investor Group are prepared to close, but the Company is not, or (b) the Investor Group elects not to close due to the discovery prior to Closing of a material omission or misstatement in the Company's disclosure to the Investor Group the Company shall pay or reimburse, as the case may be, all of the reasonable fees and expenses of legal counsel to the Investor Group, incurred by the Members in connection with the negotiations, drafting, diligence and related services provided by counsel in connection with this transaction, together with the Members' reasonable out-of-pocket expenses incurred in connection herewith. The Company will also pay the reasonable fees and expenses of counsel to the Members in connection with (a) any follow-on work related to the sale of equity securities convertible into or exchangeable for equity of the Company, and (b) any amendment, modification or waiver of the terms of this Agreement, any Related Agreement, Exhibits hereto or thereto, or any agreement or document executed in connection with the transaction contemplated pursuant to this Agreement or any Related Agreement.

13.9 Publicity. The Company and each Member agrees that, subject to obligations under the federal securities laws, neither party will issue any press release or other public announcement of the transactions contemplated by this Agreement or any Related Agreement without the prior written consent of the other party.

13.10 Attorney Fees. In the event that any dispute among the parties results in litigation, the prevailing party in such dispute shall be entitled to recover from the other party all reasonable fees, costs and expenses of enforcing any right of the prevailing party, including without limitation, reasonable attorneys' fees and expenses; provided, however, that in the case of any negotiated settlement of any litigation or arbitration between the parties, there shall be no "prevailing party" for purposes of this Section 13.10. As used herein, the term "attorneys' fees" shall be deemed to mean the full and actual cost of any legal services actually performed in connection with the matters involved, calculated on the basis of usual fees charged by the attorneys performing such services.

13.11 Waiver. No failure or delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver.

13.12 Equitable Relief. The parties agree and declare that legal remedies may be used to enforce the provisions of this Agreement and that equitable relief, including specific performance and injunctive relief, may be used to enforce provisions of this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Purchase Agreement to be executed by the undersigned, thereunto duly authorized, as of the date first set forth above.

                                          INNOVO GROUP, INC.

                                            By: /s/ Samuel J. Furrow, Jr.
                                                -------------------------
                                                Samuel J. Furrow, Jr., COO

                                           THIRD MILLENNIUM PROPERTIES, INC.

                                               By: /s/ Joseph Mizrachi
                                                  --------------------
                                               Joseph Mizrachi, President

                                           JAML, LLC

                                            By: /s/ Joseph Mizrachi
	                                               -------------------
                                                Joseph Mizrachi, Managing Member

                                           INNOVATION, LLC

                                            By:	/s/ Joseph Mizrachi
                                                --------------------
	                                               Joseph Mizrachi, Managing Member






                               EXHIBIT LIST


Exhibit A	Investor Rights Agreement
Exhibit B	Purchase Warrant A
Exhibit C	Purchase Warrant B
Exhibit D	Transfer Instructions (omitted)

Schedule I	Disclosure Schedule





Exhibit 10.75

                           INVESTORS RIGHTS AGREEMENT

THIS INVESTORS RIGHTS AGREEMENT (this "Agreement") is made and entered into as of October 31, 2000, by and among Innovo Group, Inc., a Delaware corporation (the "Company"), Sam Furrow, Jay Furrow, Pat Anderson (collectively, the "Furrow Group"), Dr. John Looney, Marc B. Crossman, and Dan Page (collectively, the "Board Members") and Third Millennium Properties, Inc., JAML, LLC and Innovation, LLC (the "Investors").

                                  RECITALS

A. Each Member of the Furrow Group currently owns shares of the Company's Common Stock (the "Common Stock").

B. The Investors shall purchase shares of Common Stock of the Company and Warrants to purchase additional shares of Common Stock (collectively, the "Purchased Shares") pursuant to that certain Common Stock and Warrant Purchase Agreements of even date hereof by and among the Company and the Investors (the "Purchase Agreement").

C. The Purchase Agreement provides that, as a condition to the Investors' purchase thereunder, the Company and the Investors enter into this Agreement. Terms not defined herein shall have the meaning ascribed to them in the Purchase Agreement.

D. By this Agreement, the Company, the Furrow Group and the Investors desire to provide for certain registration and other rights as set forth herein.

                                 AGREEMENT

 NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises hereinafter set forth, the parties hereto agree as follows:

1. REGISTRATION RIGHTS.

 1.1 Definitions.  For purposes of this Section 1:

  (a) [Omitted]

  (b) Holder. For purposes of this Agreement, the term "Holder" or "Holders" means any person or persons owning of record Registrable Securities that have not been sold to the public or pursuant to Rule 144 or any assignee of record of such Registrable Securities to whom rights under this Agreement have been duly assigned in accordance with this Agreement; provided, however, that for purposes of this Agreement, a record holder of a warrant to purchase. Registrable Securities shall be deemed to be the Holder of such Registrable Securities; provided further, that a holder of Excluded Shares shall not be a Holder with respect to such Excluded Shares for purposes of Sections 1.3 or 1.4 of this Agreement.

  (c) Potential Material Event means any of the following: (a) the possession by the Company of material information not ripe for disclosure in a registration statement, as determined in good faith by the Chief Executive Officer or the Board of Directors of the Company, including approval by the Investors Directors (as defined Section 7.1) that disclosure of such information in a Registration Statement would be detrimental to the business and affairs of the Company; or
(b) any material engagement or activity by the Company which would, in the good faith determination of the Chief Executive Officer or the Board of Directors of the Company, including approval by the Investors Directors (as defined in Section 7.1) be adversely affected by disclosure in a Registration Statement at such time.
  (d) Registrable Securities. The term "Registrable Securities" means (i) any shares of Common Stock of the Company held by the Investors; (ii) the Common Stock, issuable upon the exercise of t he Warrants held by the Investors; (iii) any Common Stock issued as (or issuable upon conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, in exchange for or in replacement of, all such shares of Common Stock described in clause (i) or (ii) of this subsection, and
(iv) any Common Stock of the Company issued to the Investors by way of a stock split of the shares referred to in (i), (ii) or (iii) above; excluding any Registrable Securities sold to the public or sold pursuant to Rule 144 ("Rule 144") promulgated under the Securities Act ("Excluded Shares").

  (e) Registrable Securities Then Outstanding. The number of shares of "Registrable Securities then outstanding" shall mean the number of shares of Common Stock which are Registrable Securities and (1) are then issued and outstanding or (2) are then issuable pursuant to the exercise or conversion of then outstanding and then exercisable options, warrants or convertible securities.

  (f) Registration. The terms "register," "registered," and "registration" refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act of 1933, as amended (the "Securities Act"), and the declaration or ordering of effectiveness of such registration statement by the SEC (as defined below).

  (g) SEC. The term "SEC" or "Commission" means the U.S. Securities and Exchange Commission.

1.2 Registration Rights With Respect to the Securities.

 (a) Filing. The Company agrees that it will prepare and file with the SEC, within five business days after the receipt of the second $850,000 payment, a Registration Statement under the Securities Act, at the sole expense of the Company (except as provided in Section (d) hereof), in respect of the Investors, so as to permit a public offering and resale of the Registrable Securities under the Act by the Investors as a selling stockholder and not as an underwriter.

 (b) Effectiveness. The Company shall use its best efforts to cause such Registration Statement to become effective within 90 days from the receipt of the second $850,000 payment or, if earlier, within five (5) days of SEC clearance to request acceleration of effectiveness. The Registration Statement shall include appropriate language regarding reliance upon Rule 416 to the extent permitted by the Commission. The Company will notify the Investors of the effectiveness of the Registration Statement within one Trading Day of such event.

 (c) Effectiveness Period. The Company will maintain the Registration Statement or post-effective amendment filed under this Section 1.2 effective under the Securities Act until for a period of three years from the date on which it became effective (the "Effectiveness Period").

 (d) Expenses. All fees, disbursements and out-of-pocket expenses and costs incurred by the Company in connection with the preparation and filing of the Registration Statement under Section 1.2(a) and in complying with applicable Federal and State securities and Blue Sky laws (including, without limitation, all attorneys' fees of the Company) shall be borne by the Company. The Investors shall bear the cost of underwriting and/or brokerage discounts, fees and commissions, if any, applicable to the Securities being registered and the fees and expenses of their counsel. The Investors and its counsel shall have a reasonable period, not to exceed five (5) Trading Days, to review any amendment to the Registration Statement previously provided to the Investors pursuant to the Purchase Agreement thereto, prior to filing with the Commission, and the Company shall provide the Investors with copies of any comment letters received from the Commission with respect thereto within two (2) Trading Days of receipt thereof. The Company shall qualify any of the Securities for sale in such states as the Investors reasonably designates and shall furnish indemnification in the manner provided in Section 1.8 hereof. However, the Company shall not be required to qualify in any state which will require an escrow or other restriction relating to the Company and/or the sellers, or which will require the Company to qualify to do business in such state or require the Company to file therein any general consent to service of process. The Company at its expense will supply the Investors with copies of the applicable Registration Statement and the prospectus included therein and other related documents in such quantities as may be reasonably requested by the Investors.

 (e) Liquidated Damages. The Company understands that a delay in the effectiveness of the Registration Statement beyond 90 calendar days from the receipt of the second $850,000 payment (each, a "Registration Deadline") could result in economic loss to the Investors. As compensation to the Investors for such loss, the Company agrees to pay late payments (the "Liquidated Damages") to the Investors of $50,000 if the Registration Statement is not effective within 90 days from the receipt of the second $850,000 payment and an additional $100,000 if the Registration Statement is not effective within 120 days from the receipt of the second $850,000 payment. The Company shall not be deemed to have fulfilled this obligation unless all of the shares purchased by the Investor Group are registered on the Registration Statement within the 90 and 120 day periods. The Company shall pay any payments incurred under this Section in Company Common Stock valued at $1.00 per share. Nothing herein shall limit the Investor Group's right to pursue injunctive relief and/or actual damages for the Company's failure to effect timely registration of the Purchased Shares.

  (i) The Company shall pay any payments incurred under this Section in Company Common Stock valued at $1.00 per share. Nothing herein shall limit the Investor Group's right to pursue injunctive relief and/or actual damages for the Company's failure to effect timely registration of the Purchased Shares.

  (ii) The Company shall pay any payments incurred under this Section in immediately available funds upon demand. Nothing herein shall limit the Investor's right to pursue injunctive relief and/or actual damages for the Company's failure to effect timely registration of the Purchased Shares.

  (iii) The parties hereto acknowledge and agree that the sums payable pursuant to the foregoing paragraph shall constitute liquidated damages and not penalties. The parties further acknowledge that (a) the amount of loss or damages likely to be incurred is incapable or is difficult to precisely estimate, (b) the amounts specified in such Sections bear a reasonable proportion and are not plainly or grossly disproportionate to the probable loss likely to be incurred by the Investors in connection with the failure by the Company to timely cause the registration of the Registrable Securities and
(c) the parties are sophisticated business parties and have been represented by sophisticated and able legal and financial counsel and negotiated this Agreement at arm's length.

 (f) Collection Costs. If the Company does not remit the payment to the Investors as set forth above, the Company will pay the Investors reasonable costs of collection, including attorneys' fees, in addition to the liquidated damages. The registration of the securities pursuant to this provision shall not affect or limit the Investor's other rights or remedies as set forth in this Agreement or in the Purchase Agreement.

 (g) Blackout Period. If at any time or from time to time after the effective date of any Registration Statement, the Company notifies the Investors in writing of the existence of a Potential Material Event (as defined in Section 1.1(c) below), the Investors agree not to offer or sell any securities or engage in any other transaction involving or relating to securities, from the time of the giving of notice with respect to a Potential Material Event until the Investors receive written notice from the Company that such Potential Material Event either has been disclosed to the public or no longer constitutes a Potential Material Event; provided, however, that the Company may not so suspend the right to such holders of securities for more than 30 days in the aggregate (90 days in the case of an acquisition requiring the filing of audited financial statements of the acquired business under Form 8-K) during any twelve month period, during the period the Registration Statement is required to be in effect, and if such period is exceeded, such event shall be a Registration Default. If a Potential Material Event shall occur prior to the date a Registration Statement is required to be filed, then the Company's obligation to file such Registration Statement shall be delayed without penalty for not more than 20 days, and such delay or delays shall not constitute a Registration Default. The Company must, if lawful, give the Investors notice in writing at least two Trading Days prior to the first day of the blackout period.

1.3 Piggyback Registrations. The Company shall notify all Holders of Registrable Securities in writing at least 30 days prior to filing any registration statement under the Securities Act for purposes of effecting a public offering of securities of the Company (including, but not limited to, registration statements relating to secondary offerings of securities of the Company, but excluding Form S-4 or S-8 registration statements, and will afford each such Holder an opportunity to include in such registration statement all or any part of the Registrable Securities then held by such Holder. Each Holder desiring to include in any such registration statement all or any part of the Registrable Securities held by such Holder shall, within 20 days after receipt of the above-described notice from the Company, so notify the Company in writing, and in such notice shall inform the Company of the number of Registrable Securities such Holder wishes to include in such registration statement. If a Holder decides not to include all of its Registrable Securities in any registration statement thereafter filed by the Company, such Holder shall nevertheless continue to have the right to include any Registrable Securities in any subsequent registration statement or registration statements as may be filed by the Company with respect to offerings of its securities, all upon the terms and conditions set forth herein.

  (a) Underwriting. If a registration statement under which the Company gives notice under this Section 1.3 is for an underwritten offering, then the Company shall so advise the Holders of Registrable Securities. In such event, the right of any such Holder's Registrable Securities to be included in a registration pursuant to this Section 1.3 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their Registrable Securities through such underwriting shall enter into an underwriting agreement in customary form with the managing underwriter or underwriter(s) selected for such underwriting. Notwithstanding any other provision of this Agreement, if the managing underwriter(s) determine(s) in good faith that marketing factors require a limitation of the number of shares to be underwritten, then the managing underwriter(s) may exclude shares (including Registrable Securities) from the registration and the underwriting, and the number of shares that may be included in the registration and the underwriting shall be allocated, first, to the Company, and second, to each of the Holders requesting inclusion of their Registrable Securities in such registration statement on a pro rata basis based on the total number of Registrable Securities then held by each such Holder. If any Holder disapproves of the terms of any such underwriting, such Holder may elect to withdraw therefrom by written notice to the Company and the underwriter, delivered at least ten (10) business days prior to the effective date of the registration statement. Any Registrable Securities excluded or withdrawn from such underwriting shall be excluded and withdrawn from the registration. For any Holder which is a partnership or corporation, the partners, retired partners, shareholders and members of such Holder, or the estates and family members of any such partners and retired partners and any trusts for the benefit of any of the foregoing persons shall be deemed to be a single "Holder," and any pro rata reduction with respect to such "Holder" shall be based upon the aggregate amount of shares carrying registration rights owned by all entities and individuals included in such "Holder", as defined in this sentence.

  (b) Expenses. The Company shall pay all expenses incurred in connection with a registration pursuant to this Section 1.3 (excluding underwriters' or brokers' discounts and commissions and the fees and disbursements of special counsel for the Selling Holder or Holders), including, without limitation all federal and "blue sky" registration and qualification fees, printers' and accounting fees, and fees and disbursements of counsel for the Company.

1.4 Registration. If the Company receives from the Holder or Holders of Registrable Securities a written request or requests that the Company effect a registration and any related qualification or compliance with respect to all or a part of the Registrable Securities owned by such Holder or Holders, then the Company will: promptly give written notice of the proposed registration and the Holder's or Holders' request therefor, and any related qualification or compliance, to all other Holders of Registrable Securities; and as soon as practicable, effect such registration and all such qualifications and compliances as may be so requested and as would permit or facilitate the sale and distribution of all or such portion of such Holder's or Holders' Registrable Securities as are specified in such request, together with all or such portion of the Registrable Securities of any other Holder or Holders joining in such request as are specified in a written request given within 20 days after receipt of such written notice from the Company; provided, however, that the Company shall not be obligated to effect any such registration, qualification or compliance pursuant to this Section 1.4:

   (i) if Form S-3 is not available for such offering by the Holders;

   (ii) if the Company shall furnish to the Holders a certificate signed by the President or Chief Executive Officer of the Company stating that, in the good faith judgment of the Board of Directors of the Company, it would be seriously detrimental to the Company and its shareholders for such Form S-3 to be effected at such time,in which event the Company shall have the right to defer the filing of the Form S-3 registration statement no more than once during any 12 month period for a period of not more than 90 days after receipt of the request of the Holders under this Section 1.4; provided, however, that the Company shall not utilize this right; or

   (iii) in any particular jurisdiction in which the Company would be required to qualify to do business or to execute a general consent to service of process in effecting such registration, qualification or compliance, unless the Company is already subject to service of process in such jurisdiction.

 (c) Expenses. The Company shall pay all expenses incurred in connection with each registration requested pursuant to this Section 1.4, (excluding underwriters' or brokers' discounts and commissions and the fees and disbursements of special counsel for the selling Holder or Holders), including without limitation all filing, registration and qualification, printers' and accounting fees and fees and disbursements of counsel for the Company (the "Registration Expenses").

1.5 Obligations of the Company. Whenever required to effect the registration of any Registrable Securities under this Agreement, the Company shall, as expeditiously as reasonably possible:

  (a) prepare and file with the SEC a registration statement with respect to such Registrable Securities and use its commercially reasonable efforts to cause such registration statement to become effective, and, upon the request of the Holders of a majority of the Registrable Securities registered thereunder, keep such registration statement effective for up to 20 days;

 (b) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement;

 (c) furnish to the Holders such number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of the Registrable Securities owned by them that are included in such registration;

 (d) use all reasonable efforts to register and qualify the securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as shall be reasonably requested by the Holders, provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions;

 (e) in the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter(s) of such offering;

 (f) notify each Holder of Registrable Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such Holder prepare and file an amendment to any such prospectus as may be necessary;

 (g) furnish, at the request of any Holder requesting registration of Registrable Securities, on the date that such Registrable Securities are delivered to the underwriters for sale, if such securities are being sold through underwriters, an opinion, dated as of such date, of the counsel representing the Company for the purposes of such registration, in form and substance as is given to the underwriters in the underwritten public offering and reasonably satisfactory to a majority in interest of the Holders requesting registration, addressed to the underwriters and to the Holders requesting registration of Registrable Securities;

 (h) furnish, at the request of any Holder requesting registration of Registrable Securities, on the date that such Registrable Securities are delivered to the underwriters for sale, if such securities are being sold through underwriters, or, if such securities are not being sold through underwriters, on the date that the registration statement with respect to such securities becomes effective, a "comfort" letter dated as of such date, from the independent certified public accountants of the Company, in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering and reasonably satisfactory to a majority in interest of the Holders requesting registration, addressed to the underwriters, if any, and to the Holders requesting registration of Registrable Securities;

 (i) cause all Registrable Securities registered pursuant hereunder to be listed on each securities exchange on which similar securities issued by the Company are then listed; and

 (j) cause the Company's officers, directors and independent certified public accountants to provide all information reasonably requested by a representative of any Holder of Registrable Securities and any attorney or accountant retained by such Holder, in connection with such registration.

1.6 Furnish Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to Section 1 that the selling Holders shall furnish to the Company such information regarding themselves, the Registrable Securities held by them and the intended method of disposition of such securities, as shall be required to timely effect the registration of their Registrable Securities.

1.7 Delay of Registration. No Holder shall have any right to obtain or seek an injunction restraining or otherwise delaying any such registration as the result of any controversy that might arise with respect to the interpretation or implementation of this Section 1.

1.8 Indemnification. In the event any Registrable Securities are included in a registration statement under Section 1:

  (a) By the Company.  To the extent permitted by law, the Company   will
indemnify and hold harmless each Holder, the partners, officers, directors and members of each Holder, any underwriter (as defined in the Securities Act) for such Holder and each person, if any, who controls such Holder or underwriter within the meaning of the Securities Act or the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (collectively a "Violation"):

   (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto;

   (ii) the omission or alleged omission to state therein a material fact required to be stated therein, or necessary to make the statements therein not misleading; or

   (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any federal or state securities law or any rule or regulation promulgated under the Securities Act, the Exchange Act or any federal or state securities law in connection with the offering covered by such registration statement;

and the Company will reimburse each such Holder, partner, officer or director, underwriter or controlling person for any legal or other expenses reasonably incurred by them, as incurred, in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this subsection 1.8(a) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by such Holder, partner, officer, director, underwriter or controlling person of such Holder.

 (b) By Selling Holders. To the extent permitted by law, each selling Holder will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed the registration statement, each person, if any, who controls the Company within the meaning of the Securities Act, any underwriter and any other Holder selling securities under such registration statement or any of such other Holder's partners, directors or officers or any person who controls such Holder within the meaning of the Securities Act or the Exchange Act, against any losses, claims, damages or liabilities (joint or several) to which the Company or any such director, officer, controlling person, underwriter or other such Holder, partner or director, officer or controlling person of such other Holder may become subject under the Securities Act, the Exchange Act or other federal or state law, insofar as such losses, claims, damages or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder expressly for use in connection with such registration; and each such Holder will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, controlling person, underwriter or other Holder, partner, officer, director or controlling person of such other Holder in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this subsection 1.8(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the consent of the Holder, which consent shall not be unreasonably withheld; and provided further, that the total amounts payable in indemnity by a Holder under this Section 1.8(b) in respect of any Violation shall not exceed the net proceeds received by such Holder in the registered offering out of which such Violation arises.

 (c) Notice.  Promptly after receipt by an indemnified party under this Section
1.8 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 1.8, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential conflict of interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 1.8, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 1.8.

 (d) Defect Eliminated in Final Prospectus. The foregoing indemnity agreements of the Company and Holders are subject to the condition that, insofar as they relate to any Violation made in a preliminary prospectus but eliminated or remedied in the amended prospectus on file with the SEC at the time the registration statement in question becomes effective or the amended prospectus filed with the SEC pursuant to SEC Rule 424(b) (the "Final Prospectus"), such indemnity agreement shall not inure to the benefit of any person if a copy of the Final Prospectus was furnished to the indemnified party and was not furnished to the person asserting the loss, liability, claim or damage at or prior to the time such action is required by the Securities Act.

 (e) Survival.  The obligations of the Company and Holders under this Section
1.8 shall survive the completion of any offering of Registrable Securities in a registration statement, and otherwise, and the termination of this Agreement.

 (f) Settlement. No indemnified party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

1.9 "Market Stand-Off" Agreement. Each Holder hereby agrees that in connection with any underwritten public offering by the Company of its equity securities pursuant to an effective registration statement filed under the Securities Act, Holder shall not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to any of the Registrable Securities without the prior written consent of the Company or its underwriters, for such period of time from and after the effective date of such registration statement as may be reasonably requested by the Company or such underwriters.

1.10 Rule 144 Reporting. With a view to making available the benefits of certain rules and regulations of the Commission which may at any time permit the sale of the Registrable Securities to the public without registration, after such time as a public market exists for the Common Stock of the Company, the Company agrees to:

 (a) make and keep public information available, as those terms are understood and defined in Rule 144, at all times after the effective date of the first registration under the Securities Act filed by the Company for an offering of its securities to the general public;

 (b) use its commercially reasonable efforts to file with the Commission in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act (at any time after it has become subject to such reporting requirements); and

 (c) as long as a Holder owns any Registrable Securities, to furnish to the Holder forthwith upon request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144 (at any time after 90 days after the effective date of the first registration statement filed by the Company for an offering of its securities to the general public), and of the Securities Act and the Exchange Act (at any time after it has become subject to the reporting requirements of the Exchange Act), a copy of the most recent annual or quarterly report of the Company and such other reports and documents of the Company as a Holder may reasonably request in availing itself of any rule or regulation of the Commission allowing a Holder to sell any such securities without registration (at any time after the Company has become subject to the reporting requirements of the Exchange Act).

1.11 Limitations on Subsequent Registration Rights. From and after the date of this Agreement, the Company shall not, without the prior written consent of the holders of at least a majority of the Registrable Securities, enter into any agreement with any holder or prospective holder of any securities of the Company that would allow such holder or prospective holder a priority over a Holder with respect to (a) including such securities in any registration or (b) to demand registration of their securities.

2.  PRE-EMPTIVE RIGHTS

2.1 Definitions:  For purposes of this Section 2:

 (a) New Securities. "New Securities" means any Common Stock or Preferred Stock of the Company, whether now authorized or not, and rights, options or warrants to purchase such Common Stock or Preferred Stock, and securities of any type whatsoever that are, or may become, convertible or exchangeable into such Common Stock or Preferred Stock; provided, however, that the term "New Securities" does not include:
  (i) shares of the Company's Common Stock (and/or options therefor) issued or issuable to employees, officers, directors, contractors or consultants of the Company and its subsidiaries pursuant to stock grant, stock purchase and/or stock option plans or other stock incentive program, arrangement or agreement which have been approved by the Board of Directors of the Company on or before August 11, 2000;

  (ii) any shares of Common Stock or Warrants issued under the Purchase Agreement, as such agreement may be amended;

  (iii) any securities issuable upon exercise of any options, warrants or rights to purchase any securities of the Company outstanding on the date of this Agreement ("Warrant Securities") and any securities issuable upon the conversion of any Warrant Securities;

  (iv) shares of the Company's Common Stock or Preferred Stock issued in connection with any stock split or stock dividend;

  (v) securities offered by the Company to the public pursuant to a registration statement filed under the Securities Act;

 (b) Eligible Investors. The term "Eligible Investors" means the Investors and any party holding at least 250,000 shares of Registrable Securities to whom an Eligible Investor's rights under this Section 2 have been duly assigned.

 (c) Pro Rata Share. The term "Pro Rata Share" means the ratio of (a) the number of Registrable Securities as to which such Eligible Investors is the Holder (and/or is deemed to be the Holder under Section 1.1(b)), to (b) a number of shares of Common Stock of the Company equal to the sum of (i) the total number of shares of Common Stock of the Company then outstanding plus (ii) the total number of shares of Common Stock of the Company into which all then outstanding Warrants outstanding shares of the Company are then exercisable plus
(iii) the number of shares of Common Stock of the Company reserved for issuance under outstanding options of the Company.

2.2 General. Each Eligible Investor has the right of first refusal to purchase such Eligible Investor's Pro Rata Share of all (or any part) of any New Securities that the Company may from time to time issue after the date of this Agreement.

2.3 Procedures. In the event that the Company proposes to undertake an issuance of New Securities, it shall give to each Eligible Investor written notice of its intention to issue New Securities ("Notice"), describing the type of New Securities and the price and the general terms upon which the Company proposes to issue such New Securities. Each Eligible Investor shall have fifteen (15) days from the date of mailing of any such Notice to agree in writing to purchase such Eligible Investor's Pro Rata Share of such New Securities for the price and upon the general terms specified in the Notice by giving written notice to the Company and stating therein the quantity of New Securities to be purchased (not to exceed such Eligible Investor's Pro Rata Share). If any Eligible Investor fails to so agree in writing within such fifteen (15) day period to purchase such Eligible Investor's full Pro Rata Share of an offering of New Securities (a "Nonpurchasing Holder"), then such Nonpurchasing Holder shall forfeit the right hereunder to purchase that part of his Pro Rata Share of such New Securities that he did not so agree to purchase and the Company shall promptly give each Eligible Investor who has timely agreed to purchase his full Pro Rata Share of such offering of New Securities (a "Purchasing Holder") written notice of the failure of any Nonpurchasing Holder to purchase such Nonpurchasing Eligible Investor's full Pro Rata Share of such offering of New Securities (the "Overallotment Notice"). Each Purchasing Holder shall have a right of overallotment such that such Purchasing Holder may agree to purchase a portion of the Nonpurchasing Holder's unpurchased Pro Rata Shares of such offering on a pro rata basis according to the relative Pro Rata Shares of the Purchasing Eligible Investor, at any time within five (5) days after receiving the Overallotment Notice.

2.4 Failure to Exercise. To the extent that the Eligible Investors fail to exercise the participation right within such ten (10) plus five (5) day period, then the Company shall have 90 days thereafter to sell the New Securities with respect to which the Eligible Investors' rights of first refusal hereunder were not exercised, at a price and upon general terms not materially more favorable to the purchasers thereof than specified in the Company's Notice to the Eligible Investors. In the event that the Company has not issued and sold the New Securities within such 90 day period, it shall not issue and sell such securities without again first offering such New Securities to the Eligible Investors pursuant to this Section 2.

3. REPRESENTATIONS OF THE COMPANY. The Company hereby represents that it has done each of the following:
 (a) closed its manufacturing and distribution facilities in Knoxville;

 (b) canceled the lease for the Knoxville premises and received a full and complete release of both present and past due obligations from its landlord, provided that the Company has paid its monthly rent (including unpaid past due rent without penalty) until July 1, 2000;

 (c) realigned all of its production and distribution needs in accordance with the Supply Agreement and the Distribution Agreement entered into with Commerce Group, LLC; and

 (d) with the exception of sales, begun to relocate all of the Company's operations, including finance and accounting, to Los Angeles.

4. SUPERMAJORITY BYLAW PROVISIONS. The Company has adopted an amendment to its Bylaws in the form attached as Appendix A.

5. OTHER COVENANTS.
5.1 Sales by Sam Furrow. Sam Furrow hereby covenants and agrees that for the three year period commencing from the date hereof, he shall not Transfer (as defined in Section 6.1(h)) any securities of the Company owned by him directly or indirectly by family members or affiliates, other than sales permitted by Rule 144 regardless of whether or not such sales would be required to be made in accordance with the limitations of Rule 144.

5.2 Short Sales. The Investors and each member of the Furrow Group hereby covenants and agrees that for the six month period commencing from the date hereof, such person or entity shall not effect a "short sale" of shares of Common Stock owned by such holder. For purposes of this Agreement, a "short sale" shall be as defined in Rule 3b-3 of the Exchange Act.

6. TRANSFERS. This Section 6 shall terminate at such time as the Investors, its affiliates and members of their families no longer own beneficially at least 25% of the Purchased Shares.

6.1 Certain Definitions. For purposes of this Agreement, the following terms have the following meanings:

 (a) "Offeree's Share" means with respect to each Offeree as to the Right of Co-Sale, an amount determined (i) by multiplying the number of shares of Offered Stock (as defined below) by (ii) the ratio determined by dividing (A) the number of shares of Stock (as defined below) held by such Offeree by (B) the aggregate number of shares of Stock held by all Offerees exercising their Right of Co-Sale plus the number of shares of Stock held by the member of the Furrow Group selling such Offered Stock.

 (b) "Offered Stock" means all Stock proposed to be Transferred under Section
6.3 by a member of the Furrow Group or a member of the Board of Directors of the Company.

 (c) "Right of Co-Sale" means the right of co-sale in Section 6.4 of this Agreement.

 (d) "Right of First Refusal" means the right of first refusal in Section 6.3 of this Agreement.

 (e) "Stock" means and includes all shares of Common Stock issued and outstanding at the relevant time plus (i) all shares of Common Stock that may be issued upon exercise or conversion of any options, warrants, convertible securities and other rights of any kind that are then outstanding and (ii) all shares of Common Stock that may be issued upon conversion of any convertible securities issuable upon exercise of options, warrants or other rights that are then outstanding.

 (f) "Transfer" means and includes any sale, assignment, encumbrance, hypothecation, pledge, conveyance in trust, gift, transfer by bequest, devise or descent, or other transfer or disposition of any kind, including but not limited to transfers to receivers, levying creditors, trustees or receivers in bankruptcy proceedings or general assignees for the benefit of creditors, whether voluntary or by operation of law, directly or indirectly, except:

  (i) any transfers of Stock by a member of the Furrow Group to a his spouse, lineal descendant or antecedent, father, mother, brother or sister of a Founder, the adopted child or adopted grandchild of a the Furrow Group, or the spouse of any child, adopted child, grandchild or adopted grandchild of a member of the Furrow Group, or to a trust or trusts for the exclusive benefit of a member of the Furrow Group or his family members as described in this Section, or transfers of Stock by a member of the Furrow Group by devise or descent, in all cases if the transferee or other recipient executes a counterpart copy of this Agreement and becomes bound thereby in the same manner as the member of the Furrow Group;

  (ii) any transfer of Stock by the Furrow Group and approved by the Investors made: (A) pursuant to a merger or consolidation of the Company with or into another corporation or corporations; (B) pursuant to the winding up and dissolution of the Company; (C) to the Offerees pursuant to this Agreement;
or (D) to the Company;

  (iii) any bona fide gift to a not-for-profit organization as defined in
Section 501(c)(3) of the Internal Revenue Code of 1986, as amended; or

   (iv) any bona-fide open market sale pursuant to Rule 144 of the Securities
Act.

6.2 Notice Of Proposed Transfer. Before any member of the Furrow Group or member of the Board of Directors may effect any Transfer of any Stock ("Selling Stockholder"), such Selling Stockholder must give at the same time (a) to the Company, and (b) to the Investors, a written notice signed by the Selling Stockholder (the "Seller's Notice") stating (a) the Selling Stockholder's bona fide intention to Transfer such Offered Stock; (b) the number of shares of the Offered Stock; (c) the name, address and relationship, if any, to the Selling Stockholder of each proposed purchaser or other transferee; and (d) the bona fide cash price or, in reasonable detail, other consideration, per share for which the Selling Stockholder proposes to transfer such Offered Stock (the "Offered Price"). Upon the request of the Company or the Investors, the Selling Stockholder will promptly furnish such information to the Company and to the Investors as may be reasonably requested to establish that the offer and proposed transferee are bona fide.

6.3 Right Of First Refusal.
 (a) The Investors's Right. The Investors and its assignees shall be referred to collectively as the "Offerees." With respect to any Transfer by a Selling Stockholder, the Offerees shall have the Right of First Refusal to purchase all or any part of the Offered Stock, exercisable as set forth in Subsections (b) and (c) hereof.

 (b) Exercise of the Offeree's Right of First Refusal. The Offeree's Right of First Refusal may be exercised as follows:

  (i) Each Offeree shall have the opportunity to purchase its Pro Rata Share of the Offered Stock. For purposes of this Section 6.3 only, an Offeree's "Pro Rata Share" shall be determined by dividing the number of Stock held by the Offeree by the total number of shares of Stock held by all Offerees.

  (ii) If an Offeree desires to purchase Offered Stock (a "Participating Offeree"), the Participating Offeree must, within the 15 day period (the "Offeree Refusal Period") commencing on the date of the Seller's Notice, give written notice to the Selling Stockholder of the participating Offeree's election to purchase its Pro Rata Share of the Offered Stock. In the event that any Offeree elects not to purchase its Pro Rata Share of the Offered Shares, such Offeree shall, within five (5) days after expiration of the Offeree Refusal Period, give written notice ("Offeree's Expiration Notice") to the Selling Stockholder and to the Company specifying that such Offeree is waiving its right to purchase any of the Offered Stock. Notwithstanding any failure by an Offeree to deliver the Offeree's Expiration Notice, a failure by the Offeree to exercise its Right of First Refusal within the Offeree Refusal Period shall be deemed a waiver of such right. In the event that an Offeree does not wish to purchase its Pro Rata Share, then any Participating Offeree who has elected to purchase its full Pro Rata Share shall have the right to purchase, on a pro rata basis with any other Participating Offeree who so elects, any Offered Stock not purchased.

 (c) Purchase Price. The purchase price for the Offered Stock to be purchased by the Offerees exercising its Right of First Refusal under this Agreement will be the Offered Price, but will be payable as set forth in Section 6.3(d) hereof. If the Offered Price includes consideration other than cash, the cash equivalent value of the non-cash consideration will be determined by the Board of Directors of the Company in good faith, including approval by the Investors Directors, which determination will be binding upon the Offerees, the Company and the Furrow Group absent fraud or error.

 (d) Payment. Payment of the purchase price for the Offered Stock purchased by an Offeree exercising its Right of First Refusal will be made within the 60th day after the Seller's Notice. Payment of the purchase price will be made by an Offeree (i) in cash or by wire transfer of immediately available funds, (ii) by cancellation of all or a portion of any outstanding indebtedness of the Selling Stockholder to an Offeree, as applicable, or (iii) by any combination of the foregoing.

 (e) Rights as a Shareholder. If the Offeree(s) exercise its Right of First Refusal to purchase the Offered Stock, then, upon consummation of such purchase, the Selling Stockholder will have no further rights as a holder of the Offered Stock except the right to receive payment for the Offered Stock from the Investors(s) or the Company in accordance with the terms of this Agreement, and the Selling Stockholder will forthwith cause all certificate(s) evidencing such Offered Stock to be surrendered to the Company for transfer to the Offeree(s) or to the Company.

 (f) Selling Stockholder's Right to Transfer. If the Offeree(s) has not elected to purchase all or part of the Offered Stock, then, subject to the Right of Co-Sale set forth in Section 6.4 below, the Selling Stockholder may transfer that portion of the Offered Stock permitted to be sold by the Selling Stockholder, to any person named as a purchaser or other transferee in the Seller's Notice, at the Offered Price or at a higher price, provided that such transfer (i) is consummated within 60 days after the date of the Notice and (ii) is in accordance with all the terms of this Agreement. If the Offered Stock is not so transferred during such 60 day period, then the Selling Stockholder may not transfer any of such Offered Stock without complying again in full with the provisions of this Agreement.

6.4 Right of Co-Sale.

 (a) Right of Co-Sale. For the three year period commencing on the date hereof, to the extent (i) Offered Stock is held by a member of the Furrow Group ("Furrow Seller"), (ii) the Offerees have waived or failed to timely exercise their Right of First Refusal as to the Offered Stock, each Offeree may transfer to the transferee proposed in the Seller's Notice such Offeree's Share of the Offered Stock on the same terms and conditions set forth in the Seller's Notice (except that an Offeree need only represent, warrant or indemnify as to title of any Stock to be transferred by it), by giving written notice to the Seller within ten (10) days after the date of the Offeree's Expiration Notice of such Offeree specifying the number of shares and type of Stock that such Offeree desires to transfer to the transferee.

 (b) Consummation of Co-Sale. Each Offeree may exercise its Right of Co-Sale by delivering to the Furrow Seller at the closing of the transfer of Offered Stock to such transferee (the "Closing") one or more certificates, properly endorsed for Transfer, representing such stock to be transferred by such Offeree. At the Closing, such certificates or other instruments will be transferred and delivered to the transferee set forth in the Furrow Seller's Notice in consummation of the transfer of the Offered Stock pursuant to the terms and conditions specified in such notice, and the Furrow Seller will remit, or will cause to be remitted, to such Offeree within three (3) business days after such Closing that portion of the proceeds of the Transfer to which such Offeree is entitled by reason of such Offeree's participation in such transfer pursuant to the Right of Co-Sale.

6.5 Multiple Series, Class or Type of Stock. If the Offered Stock consists of more than one series or class or type of Stock, the Offerees have the right to purchase or transfer hereunder, as the case may be, each such series, class or type; provided, however, that if, as to the Right of Co-Sale, an Offeree does not hold any of such series, class, or type, and the proposed transferee is not willing, at the Closing, to purchase some other series, class or type of Stock from such Offeree, or is unwilling to purchase any Stock from such Offeree, then such Offeree will have the put right (the "Put Right") set forth in Section 6.6 hereof.

6.6 Refusal to Transfer; Put Right.

 (a) Refusal to Transfer. Any attempt by a Selling Stockholder to transfer any Stock in violation of any provision of this Agreement will be void. The Company will not be required (i) to transfer on its books any Stock that has been sold, gifted or otherwise transferred in violation of this Agreement or (ii) to treat as owner of such Stock, or to accord the right to vote or pay dividends to any purchaser, donee or other transferee to whom such Stock may have been so transferred.

 (b) Put Right. If a member of the Furrow Group transfers any Stock in contravention of an Offeree's Right of Co-Sale under this Agreement (a "Prohibited Transfer"), or if the proposed transferee of Offered Stock desires to purchase only the class, series or type of stock offered by a member of the Furrow Group or is unwilling to purchase any Stock from an Offeree and the provisions of Section 6.4 hereof apply, such Offeree may, by delivery of written notice to the Selling Stockholder (a "Put Notice") within ten (10) days after
(i) the Closing as defined in Section 6.4(b) above or (ii) the date on which such Offeree becomes aware of the Prohibited Transfer or the terms thereof, require the Selling Stockholder to purchase from such Offeree for cash or such other consideration as the Selling Stockholder received in the Prohibited Transfer or at the Closing that number of shares of Stock (of the same class, series or type as transferred in the Prohibited Transfer or at the Closing if such Offeree then owns Stock of such class, series or type; otherwise of Common Stock) having a purchase price equal to the aggregate purchase price such Offeree would have received in the closing of such Prohibited Transfer if such Offeree had elected to exercise its right of Co-Sale with respect thereto or in the Closing if the proposed transferee had been willing to purchase the Stock of such Offeree. The closing of such sale to the Selling Stockholder will occur within seven (7) days after the date of the Put Notice to the Selling Stockholder.

 (c) Stop Transfer Instructions. The members of the Furrow Group agree, to ensure compliance with the restrictions referred to herein, that the Company may issue appropriate "stop transfer" certificates or instructions and that, if the Company transfers its own securities, it may make appropriate notations to the same effect in its records.

7. BOARD MEETING. Except to the extent that any of the following provisions is either (i) determined by Nasdaq to violate Nasdaq corporate governance rules or
(ii) is determined by Company counsel in a written opinion to violate the fiduciary duty of a member of the Board of Directors under Delaware law, the Company hereby covenants and agrees that:

7.1 Members of the Board of Directors. The Investors shall be entitled to designate two members of the Board of Directors of the Company and one member of each subsidiary and one member of each Committee thereof (the "Investors Directors"). From and after the date of this Agreement and until the provisions of this Section 7 cease to be effective, each member of the Furrow Group shall each vote all shares of Common Stock of the Company over which he has voting control, and will take all other necessary or desirable actions within his control and the Company will take all necessary and desirable actions within its control, in order to cause (A) the election to the Board of Directors of the Company of nominees designated by the Investors (the "Investors Nominees"), and (B) the election of Joseph Mizrachi as one of the Investors Directors. The members of the Furrow Group further agree to vote or cause to be voted all of their shares of Common Stock to elect the Investors Nominees.

7.2 Subsidiaries and Committees. Each of the Investors Nominees shall serve on the Board of Directors of any subsidiary formed by the Company and on any committees of the Board of Directors of the Company and each subsidiary.

7.3 Expenses. The Company shall pay the reasonable out-of-pocket expenses incurred by each director in connection with attending the meetings of the Board of Directors and any committee thereof and in connection with any projects assigned to such director by the Board of Directors and any committee thereof.

7.4 Legends on Stock Certificates. The certificates representing shares held by the Furrow Group and the Investors shall bear the following legend:

THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN VOTING LIMITATIONS AND RESTRICTIONS SET FORTH IN A INVESTOR'S RIGHTS AGREEMENT AMONG THE COMPANY, THE HOLDER HEREOF AND CERTAIN OTHER SHAREHOLDERS OF THE COMPANY, A COPY OF WHICH AGREEMENT IS ON FILE AT THE PRINCIPAL OFFICES OF THE COMPANY.

7.5 Application of Agreement to After-Acquired-Shares. All of the provisions of this Section 7 shall apply to all of the shares of Common Stock of the Company, whether issued before or after the Closing Date, and all securities issued as a replacement for the shares or with respect to the shares as a result of any stock dividend, stock split or other similar event.

7.6 Term of the Voting Agreement. This voting agreement shall terminate on the earliest to occur of (i) the sale of the Company (through a merger, consolidation, reorganization, refinancing or recapitalization in which the holders of stock of the Company prior to such transaction do not hold over 51% of the voting stock of the surviving entity, or the sale of all or substantially all of the assets or stock of the Company), (ii) the effective time of the liquidation of the Company, or (iii) three years from the date of this Agreement.

7.7 Binding Effect on Transferees. This Section 7 and all of the terms, covenants and conditions herein contained shall be binding upon and inure to the benefit of all of the parties hereto and their respective transferees, successors, heirs, executors, administrators and assigns. A condition precedent to the transfer of any of the Common Stock of the Company to any third party by any member of the Furrow Group or the Investors is that the transferee shall become a party to this voting agreement and shall execute any and all instruments, and take all other actions, necessary to carry out the purposes of this voting agreement.

7.8 Termination And Waiver.

 (a) Termination. The Right of First Refusal and the Right of Co-Sale will terminate upon ten (3) years from the date hereof.

 (b) Waiver. The application of the Right of First Refusal and/or Right of Co-Sale as to any proposed Transfer by any member of the Furrow Group of any Common Stock may be waived in advance of or after such transfer by the written agreement of Common Stock. The Investors will have the absolute right to exercise or refrain from exercising any right or rights that such party may have by reason of this Agreement, including, without limitation, the right to purchase or participate in the sale of Offered Stock, and the Investors will not incur any liability to any other party hereto with respect to exercising or refraining from exercising any such right or rights. Any waiver by a party of its rights hereunder will be effective only if evidenced by a written instrument executed by such party or its authorized representative.

8. AMENDMENT.

8.1 Any provision of this Agreement may be amended and the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and the Investors (and/or any of their permitted successors or assigns) holding shares of Common Stock and/or Warrant Shares representing and/or exercisable into at least a majority of all the Investors's Shares (as defined below).
Any amendment or waiver effected in accordance with this Section 8.1 shall be binding upon the Investors, each Holder, each permitted successor or assignee of such Investors or Holder and the Company.

9. GENERAL PROVISIONS.

9.1 Notices. All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) hand delivered, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice. Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the first business day following the date of sending by reputable courier service, fully prepaid, addressed to such address, or (c) upon actual receipt of such mailing, if mailed. The addresses for such communications shall be:

If to the Company:	Innovo Group, Inc.
                			1800 North Cherry Street
                			Knoxville, TN 37917
                			Attention:
                			Telephone:
                  	Facsimile:

with a copy to:	   Jerry L. Sims, Esq.
                  	Sims Moss Kline & Davis LLP
                  	400 Northpark Town Center
                  	1000 Abernathy Rd.
                   Suite 310
                   Atlanta, Georgia, 30328
	Telephone:        (770) 481-7207 Direct
	Facsimile:        (770) 481-7210

If to the Investor
Group:


			Attention:.
			Telephone:
			Facsimile:

with a copy to:


			Telephone:       310-728-3233
			Facsimile:       310-728-2233

If to the Furrow Group or to the Board Members, in care of the Company, or at such other address as such Holder or permitted assignee shall have furnished to the Company in writing. The parties hereto may from time to time change their address or facsimile number for notices under this Section 9.1 by giving written notice of such changed address or facsimile number to the other parties hereto as provided in this Section 9.1.

9.2 Entire Agreement. This Agreement and the Purchase Agreement, together with all the Exhibits hereto and thereto, constitute and contain the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties respecting the subject matter hereof.

9.3 Governing Law/Venue. This Agreement shall be governed by and construed exclusively in accordance with the internal laws of the State of New York. Each party (a) agrees to file all legal actions relating to this Agreement and transactions contemplated hereby in a federal or state court in the State of New York; (b) to submit to the jurisdiction of the courts of the State of Delaware; and (c) to refrain from attempting to change the venue of any action filed by the other party in the State of Delaware.

9.4 Severability. If one or more provisions of this Agreement are held to be unenforceable under applicable law, then such provision(s) shall be excluded from this Agreement and the balance of this Agreement shall be interpreted as if such provision(s) were so excluded and shall be enforceable in accordance with its terms.

9.5 Survival. The representations, warranties, covenants, and agreements made herein shall survive any investigation made by any Holder and the closing of the transactions contemplated hereby. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by the Company hereunder solely as of the date of such certificate or instrument.

9.6 Delays or Omissions. It is agreed that no delay or omission to exercise any right, power, or remedy accruing to any Holder, upon any breach, default or noncompliance of the Company under this Agreement shall impair any such right, power, or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent, or approval of any kind or character of any Holder's part of any breach, default or noncompliance under the Agreement or any waiver on such Holder's part of any provisions or conditions of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement, by law, or otherwise afforded to Holders, shall be cumulative and not alternative.

9.7 Successors And Assigns. The provisions of this Agreement shall inure to the benefit of, and shall be binding upon, the successors and permitted assigns of the parties hereto.

9.8 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

9.9 Costs And Attorneys' Fees. In the event that any dispute among the parties results in litigation, the prevailing party in such dispute shall be entitled to recover from the other party all reasonable fees, costs and expenses of enforcing any right of the prevailing party, including without limitation, reasonable attorneys' fees and expenses; provided, however, that in the case of any negotiated settlement of any litigation or arbitration between the parties, there shall be no "prevailing party" for purposes of this Section 9.10. As used herein, the term "attorneys' fees" shall be deemed to mean the full and actual cost of any legal services actually performed in connection with the matters involved, calculated on the basis of usual fees charged by the attorneys performing such services.

9.10 Adjustments for Stock Splits and Certain Other Changes. Wherever in this Agreement there is a reference to a specific number of shares of Common Stock of the Company of any class or series, then, upon the occurrence of any subdivision, combination or stock dividend of such class or series of stock, the specific number of shares so referenced in this Agreement shall automatically be proportionally adjusted to reflect the affect on the outstanding shares of such class or series of stock by such subdivision, combination or stock dividend.

9.11 Aggregation of Stock. All shares held or acquired by affiliated entities or persons shall be aggregated together for the purpose of determining the availability of any rights under this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

                                 INNOVO GROUP, INC.

                                 By: /s/Samuel J. Furrow, Jr.
                                     ------------------------
	                                    Samuel J. Furrow, Jr., COO

                                 THIRD MILLENIUM PROPERTIES, INC.

                                 By:	/s/ Joseph Mizrachi
                                     -------------------
                                     Joseph Mizrachi, President

                                 JAML, LLC

                                 By:	/s/ Joseph Mizrachi
                                     -------------------
                                     Joseph Mizrachi, Managing Member

                                 INNOVATION, LLC

                                 By: /s/ Joseph Mizrachi
                                     -------------------
                                     Joseph Mizrachi, Managing Member



/s/ SAM FURROW
--------------
SAM FURROW


/s/ JAY FURROW
--------------
JAY FURROW (re Co-Sale and Right of First Refusal)


/s/ PAT ANDERSON
----------------
PAT ANDERSON (re Co-Sale and Right of First Refusal)

/s/ DR. JOHN LOONEY
-------------------
DR. JOHN LOONEY (re Right of First Refusal)

/s/ MARC B. CROSSMAN
--------------------
MARC B. CROSSMAN (re Right of First Refusal)

/s/ DAN PAGE
------------
DAN PAGE (re Right of First Refusal)



                                 Appendix A

 Section 4.18. Supermajority Requirements. (a) Except to the extent that any of the following provisions of this Section 4.18 are determined by Nasdaq to violate Nasdaq corporate governance rules: until November 1, 2000, the number of members of the Board of Directors shall be set at between three and seven, with the exact number to be designated by the Board of Directors, and the actions specified in subsection 4.18(b) hereof shall require the unanimous approval of all of the members of the Board of Directors; and from November 2, 2000 until November 1, 2003, the number of members of the Board of Directors shall be set at between three and twelve, with the exact number to be designated by the Board of Directors, and the actions specified in subsection 4.18(b) hereof shall require the approval of a number of directors equal to the number of members of the Board of Directors at the time the action is being considered, minus two.

(b)	Neither the Company nor any of its subsidiaries shall, without the approval of the Board of Directors as specified in subsection 4.18(a) above, do or commit to do any of the following:

 (1) other than the sale of the Corporation's NASCO Products International, Inc. subsidiary, sell all or substantially all of the assets of the Corporation, merge or consolidate the Corporation or otherwise effect the transfer of ownership of the Corporation (other than (i) where the holders of voting securities of the Corporation immediately prior to such merger or consolidation beneficially own, directly or indirectly, a majority of the combined voting power of the surviving entity resulting from such merger or consolidation, or
(ii) a sale of all or substantially all of the assets of the Corporation, merger or consolidation of the Corporation or other transfer of ownership of the Corporation) or effect any dissolution, liquidation or winding up of the Corporation;

 (2) incur any indebtedness for borrowed money in excess of $500,000, or grant, create or permit the imposition of any lien, charge, security interest or other encumbrance upon any of the assets or properties of the Corporation or any subsidiary, other than ordinary course trade payables, accounts receivable factoring and financings of budgeted capital expenditures reflected in annual budgets approved by the Board of Directors;

 (3) amend or modify (A) the Restated Certificate of Incorporation of the Corporation or any of its subsidiaries or (B) documentation relating to indebtedness for borrowed money of the Corporation or any subsidiary, other than indebtedness permitted under 4.18.(b)(2) above;

 (4) enter into any transaction between or among the Corporation and/or any subsidiary, on the one hand, and any of their respective equity owners, directors, officers, employees or affiliates, on the other hand on terms less favorable to the Corporation than it could otherwise receive in an arms length transaction;

 (5) make any payment on account of, or set aside any assets for a sinking or other analogous fund for, the purchase redemption, defeasance, retirement or other acquisition of any equity interest or the Corporation or any subsidiary;

 (6) voluntarily liquidate, wind-up, dissolve or commence any bankruptcy, insolvency, reorganization, debt arrangement or other case or proceeding under any bankruptcy or insolvency law or make a general assignment for the benefit of creditors;

 (7) make any investment in one or more entities; or

 (8) adopt any equity based or phantom incentive plan or program for the Corporation or any subsidiary;

 (9) prior to December 31, 2000, issue any form of Corporation equity except as agreed in writing on or before August 11, 2000 and, until December 31, 2002, issue any Corporation equity at or below market price. For purposes of this paragraph 9, "market price" shall be defined as the closing average price of the Common Stock for the 30 calendar days preceding the date of a proposed issuance; or

 (10) amend this Section 4.18.






Exhibit 10.76


NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY OTHER APPLICABLE SECURITIES LAWS IN RELIANCE UPON AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND SUCH OTHER SECURITIES LAWS. NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON EXERCISE HEREOF MAY BE SOLD, PLEDGED, TRANSFERRED, ENCUMBERED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR IN A TRANSACTION WHICH IS EXEMPT FROM REGISTRATION UNDER THE PROVISIONS OF THE SECURITIES ACT.

                            STOCK PURCHASE WARRANT A


                  To Purchase 850,000 Shares of Common Stock of

                              INNOVO GROUP, INC.

THIS CERTIFIES that, for value received, ____________________________(the "Holder"), is entitled, upon the terms and subject to the conditions hereinafter set forth, on or prior to the close of business on October 31, 2003 (the "Termination Date") but not thereafter, to subscribe for and purchase from Innovo Group, Inc., a Delaware corporation (the "Company"), up to eight-hundred and fifty thousand (850,000) shares (the "Warrant Shares") of Common Stock, $.10 par value, of the Company (the "Common Stock"). The purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be $2.00, as provided for in that certain Common Stock and Warrant Purchase Agreement dated as of October 31, 2000 pursuant to which this Warrant has been issued (the "Purchase Agreement"). The Exercise Price and the number of shares for which the Warrant is exercisable shall be subject to adjustment as provided herein. In the event of any conflict between the terms of this Warrant and the Purchase Agreement, the Purchase Agreement shall control. Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement.

1. Title to Warrant. Prior to the Termination Date and subject to compliance with applicable laws and the terms of this Warrant, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

2. Authorization of Shares. The Company covenants that all shares of Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

3. Exercise of Warrant. Except as provided in Section 5 herein, exercise of the purchase rights represented by this Warrant may be made at any time or times pursuant to the Vesting Schedule, and before the close of business on the Termination Date by the surrender of this Warrant and the Notice of Exercise Form annexed hereto duly executed, at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company) and upon payment of the Exercise Price of the shares thereby purchased by wire transfer or cashier's check drawn on a United States bank, the holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Stock so purchased. Certificates for shares purchased hereunder shall be delivered to the holder hereof within five (5) Trading Days after the date on which this Warrant shall have been exercised as aforesaid. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the Holder faxes a Notice of Exercise to the Company, provided that such fax notice is followed by delivery of the original notice and payment to the Company of the Exercise Price and all taxes required to be paid by Holder, if any, pursuant to Section 6 prior to the issuance of such shares, have been paid within three (3) Trading Days of such fax notice. If this Warrant shall have been exercised in part, the Company shall, at the time of delivery of the certificate or certificates representing Warrant Shares, deliver to Holder a new Warrant evidencing the rights of Holder to purchase the unpurchased shares of Common Stock called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant. If there is no registration in effect permitting the resale by the Holder of the Warrant Shares at any time from and after one year from the issuance date of this Warrant, then the Holder shall have the right to a "cashless exercise" in which the Holder shall be entitled to receive a certificate for the number of shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A) = the average of the high and low trading prices per share of Common Stock on the Trading Day preceding the date of such election;

(B) =  the Exercise Price of the Warrant; and

(X) = the number of shares issuable upon exercise of the Warrant in accordance with the terms of this Warrant.

4. No Fractional Shares or Scrip. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. As to any fraction of a share which Holder would otherwise be entitled to purchase upon such exercise, the Company shall pay a cash adjustment in respect of such final fraction in an amount equal to the Exercise Price.

5. Charges, Taxes and Expenses. Issuance of certificates for shares of Common Stock upon the exercise of this Warrant shall be made without charge to the holder hereof for any issue or federal or state transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the holder of this Warrant or in such name or names as may be directed by the holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment Form attached hereto duly executed by the holder hereof; and the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

6. Closing of Books. The Company will not close its shareholder books or records in any manner which prevents the timely exercise of this Warrant.

7. Transfer, Division and Combination.  (a)	the Holder (and its transferees and
assigns), by acceptance of this Warrant, covenants and agrees that it is acquiring the Warrants evidenced hereby, and, upon exercise hereof, the Warrant
Shares, for its own account as an investment and  not with a view to distribution thereof. The Warrant Shares have not been registered under the
Securities Act or any state securities laws and no transfer of any Warrant
Shares shall be permitted unless the Company has received notice of such transfer, at the address of its principal office set forth in the Purchase
Agreement, in the form of assignment attached hereto, accompanied by an opinion of counsel reasonably satisfactory to the Company that an exemption from registration of such Warrants or Warrant Shares under the Securities Act is available for such transfer, except that no such opinion shall be required after the registration for resale by the Holder of the Warrant Shares, as contemplated by the Investor Rights Agreement. Upon any exercise of the Warrants, certificates representing the Warrant Shares shall bear a restrictive legend substantially identical to that set forth on the face of this Warrant certificate. Any purported transfer of any Warrant or Warrant Shares not in compliance with the provisions of this section shall be null and void.

			(b)	This Warrant may be divided or combined with other Warrants upon presentation hereof at the aforesaid office of the Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by Holder or its agent or attorney.  Subject to compliance with Section 8(a), as to any transfer which may be involved in such division or combination, the Company shall execute and deliver a new Warrant or Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

			(c)	The Company shall prepare, issue and deliver at its own
expense (other than transfer taxes) the new Warrant or Warrants under this
Section 8.

			(d)	The Company agrees to maintain, at its aforesaid office,
books for the registration and the registration of transfer of the Warrants.

8. No Rights as Shareholder until Exercise. This Warrant does not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise hereof. Upon the surrender of this Warrant and the payment of the aggregate Exercise Price, the Warrant Shares so purchased shall be and be deemed to be issued to such holder as the record owner of such shares as of the close of business on the later of the date of such surrender or payment.

9. Loss, Theft, Destruction or Mutilation of Warrant. The Company covenants that upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant certificate or any stock certificate relating to the Warrant Shares, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it (which shall not exceed that customarily charged by the Company's transfer agent), and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Company will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of such Warrant or stock certificate.

10. Saturdays, Sundays, Holidays, etc. If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday, Sunday or a legal holiday, then such action may be taken or such right may be exercised on the next succeeding day not a Saturday, Sunday or legal holiday.

11. Adjustments of Exercise Price and Number of Warrant Shares. Stock Splits, etc. The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the happening of any of the following. In case the Company shall (i) pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock to holders of its outstanding Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (iv) issue any shares of its capital stock in a reclassification of the Common Stock, then the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the holder of this Warrant shall be entitled to receive the kind and number of Warrant Shares or other securities of the Company which he would have been entitled to receive had such Warrant been exercised in advance thereof. Upon each such adjustment of the kind and number of Warrant Shares or other securities of the Company which are purchasable hereunder, the holder of this Warrant shall thereafter be entitled to purchase the number of Warrant Shares or other securities resulting from such adjustment at an Exercise Price per Warrant Share or other security obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares purchasable pursuant hereto immediately prior to such adjustment and dividing by the number of Warrant Shares or other securities of the Company resulting from such adjustment. An adjustment made pursuant to this paragraph shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

12. Reorganization, Reclassification, Merger, Consolidation or Disposition of Assets. In case the Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another corporation (where the Company is not the surviving corporation or where there is a change in or distribution with respect to the Common Stock of the Company), or sell, transfer or otherwise dispose of all or substantially all its property, assets or business to another corporation and, pursuant to the terms of such reorganization, reclassification, merger, consolidation or disposition of assets, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("Other Property"), are to be received by or distributed to the holders of Common Stock of the Company, then Holder shall have the right thereafter to receive, upon exercise of this Warrant, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and Other Property receivable upon or as a result of such reorganization, reclassification, merger, consolidation or disposition of assets by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event. In case of any such reorganization, reclassification, merger, consolidation or disposition of assets, the successor or acquiring corporation (if other than the Company) shall expressly assume the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by the Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined in good faith by resolution of the Board of Directors of the Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 13. For purposes of this Section 13, "common stock of the successor or acquiring corporation" shall include stock of such corporation of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 13 shall similarly apply to successive reorganizations, reclassifications, mergers, consolidations or disposition of assets.

13. Voluntary Adjustment by the Company. The Company may at any time during the term of this Warrant, reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

14. Notice of Adjustment. Whenever the number of Warrant Shares or number or kind of securities or other property purchasable upon the exercise of this Warrant or the Exercise Price is adjusted, as herein provided, the Company shall promptly mail by registered or certified mail, return receipt requested, to the holder of this Warrant notice of such adjustment or adjustments setting forth the number of Warrant Shares (and other securities or property) purchasable upon the exercise of this Warrant and the Exercise Price of such Warrant Shares (and other securities or property) after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made. Such notice, in the absence of manifest error, shall be conclusive evidence of the correctness of such adjustment.

15. Notice of Corporate Action.  If at any time:

			(a)	the Company shall take a record of the holders of its
Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right, or

			(b)	there shall be any capital reorganization of the
Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger of the Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of the Company to, another corporation or,

			(c)	there shall be a voluntary or involuntary dissolution,
liquidation or winding up of the Company;

then, in any one or more of such cases, the Company shall give to Holder (i) at least 10 days' prior written notice of the record date for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, liquidation or winding up, and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 10 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and
(ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to Holder at the last address of Holder appearing on the books of the Company and delivered in accordance with Section 18(d).

16. Authorized Shares. The Company covenants that during the period the Warrant is outstanding, it will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of the Warrant Shares upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for the Warrant Shares upon the exercise of the purchase rights under this Warrant. The Company will take all such reasonable action as may be necessary to assure that such Warrant Shares may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of the Principal Market upon which the Common Stock may be listed.

			The Company shall not by any action, including, without limitation, amending its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of Holder against impairment.
Without limiting the generality of the foregoing, the Company will (a) not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the amount payable therefor upon such exercise immediately prior to such increase in par value, (b) take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, and (c) use its best efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant.

			Before taking any action which would cause an adjustment reducing the current
Exercise Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, the Company shall take any corporate action which may be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of such Common Stock at such adjusted
Exercise Price.

			Before taking any action which would result in an adjustment in the number of shares of Common Stock for which this Warrant is exercisable or in the Exercise
Price, the Company shall obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

17. Miscellaneous.

 (a) Jurisdiction. This Warrant shall be binding upon any successors or assigns of the Company. This Warrant shall constitute a contract under the laws of New York without regard to its conflict of law, principles or rules.

 (b) Restrictions. The holder hereof acknowledges that the Warrant Shares acquired upon the exercise of this Warrant, if not registered, will have restrictions upon resale imposed by state and federal securities laws.

 (c) Nonwaiver and Expenses. No course of dealing or any delay or failure to exercise any right hereunder on the part of Holder shall operate as a waiver of such right or otherwise prejudice Holder's rights, powers or remedies, notwithstanding all rights hereunder terminate on the Termination Date. If the Company fails to comply with any provision of this Warrant, the Company shall pay to Holder such amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees, including those of appellate proceedings, incurred by Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.

 (d) Notices. Any notice, request or other document required or permitted to be given or delivered to the holder hereof by the Company shall be delivered in accordance with the notice provisions of the Purchase Agreement.

 (e) Limitation of Liability. No provision hereof, in the absence of affirmative action by Holder to purchase shares of Common Stock, and no enumeration herein of the rights or privileges of Holder hereof, shall give rise to any liability of Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

 (f) Remedies. Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Warrant. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

 (g) Successors and Assigns. Subject to applicable securities laws, this Warrant and the rights and obligations evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and permitted assigns of Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant and shall be enforceable by any such Holder or holder of Warrant Shares.

 (h) Indemnification. The Company agrees to indemnify and hold harmless Holder from and against any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses and disbursements of any kind which may be imposed upon, incurred by or asserted against Holder in any manner relating to or arising out of any failure by the Company to perform or observe in any material respect any of its covenants, agreements, undertakings or obligations set forth in this Warrant; provided, however, that the Company will not be liable hereunder to the extent that any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses or disbursements are found in a final non-appealable judgment by a court to have resulted from Holder's negligence, bad faith or willful misconduct.

 (i) Amendment. This Warrant may be modified or amended or the provisions hereof waived with the written consent of the Company and the Holder.

 (j) Severability. Wherever possible, each provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Warrant.

 (k) Headings. The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.


IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officer thereunto duly authorized.

Dated: October 31, 2000
                                        	INNOVO GROUP, INC.


                                        	By: /s/ Samuel J. Furrow, Jr.
	                                            -------------------------
                                             Samuel J. Furrow, Jr., COO


                             	NOTICE OF EXERCISE

To:	Innovo Group, Inc.

The undersigned hereby elects to purchase ________ shares of Common Stock (the "Common Stock"), of Innovo Group, Inc. pursuant to the terms of the attached Warrant, and tenders herewith payment of the exercise price in full, together with all applicable transfer taxes, if any.
Please issue a certificate or certificates representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:

			_______________________________
			(Name)

			_______________________________
			(Address)
			_______________________________




Dated:


							______________________________
							Signature






                                 ASSIGNMENT FORM

                     (To assign the foregoing warrant, execute this form and supply required information.
                   Do not use this form to exercise the warrant.)



FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

_______________________________________________ whose address is

_______________________________________________________________.



_______________________________________________________________

							Dated:  ______________, _______


			Holder's Signature:	_____________________________

			Holder's Address:	_____________________________

						_____________________________



Signature Guaranteed:  ___________________________________________




NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in an fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.



Exhibit 10.77


NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY OTHER APPLICABLE SECURITIES LAWS IN RELIANCE UPON AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF
THE SECURITIES ACT AND SUCH OTHER SECURITIES LAWS. NEITHER THIS WARRANT NOR THE SHARES ISSUABLE UPON EXERCISE HEREOF MAY BE SOLD, PLEDGED, TRANSFERRED, ENCUMBERED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE
SECURITIES ACT OR IN A TRANSACTION WHICH IS EXEMPT FROM REGISTRATION UNDER THE PROVISIONS OF THE SECURITIES ACT.

                          STOCK PURCHASE WARRANT B


                 To Purchase 850,000 Shares of Common Stock of

                             INNOVO GROUP, INC.

THIS CERTIFIES that, for value received, ____________________________(the "Holder"), is entitled, upon the terms and subject to the conditions hereinafter set forth, on or prior to the close of business on October 31, 2003 (the "Termination Date") but not thereafter, to subscribe for and purchase from Innovo Group, Inc., a Delaware corporation (the "Company"), up to eight-hundred and fifty thousand (850,000) shares (the "Warrant Shares") of Common Stock, $.10 par value, of the Company (the "Common Stock"). The purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be $2.00, as provided for in that certain Common Stock and Warrant Purchase Agreement dated as of October 31, 2000 pursuant to which this Warrant has been issued (the "Purchase Agreement"). The Exercise Price and the number of shares for which the Warrant is exercisable shall be subject to adjustment as provided herein.
In the event of any conflict between the terms of this Warrant and the Purchase Agreement, the Purchase Agreement shall control. Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement.

1.	Title to Warrant.  Prior to the Termination Date and subject to compliance with applicable laws and the terms of this Warrant, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

2.	Authorization of Shares.  The Company covenants that all shares of
Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

3.	Exercise of Warrant.  Except as provided in Section 5 herein, exercise of the purchase rights represented by this Warrant may be made at any time or times pursuant to the Vesting Schedule, and before the close of business on the Termination Date by the surrender of this Warrant and the Notice of Exercise
Form annexed hereto duly executed, at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company) and upon payment of the Exercise Price of the shares thereby purchased by wire transfer or cashier's check drawn on a United States bank, the holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Stock so purchased. Certificates for shares purchased hereunder shall be delivered to the holder hereof within five (5) Trading Days after the date on which this Warrant shall have been exercised as aforesaid.
This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the Holder faxes a Notice of Exercise to the Company, provided that such fax notice is followed by delivery of the original notice and payment to the Company of the Exercise Price and all taxes required to be paid by Holder, if any, pursuant to Section 6 prior to the issuance of such shares, have been paid within three (3) Trading Days of such fax notice. If this Warrant shall have been exercised in part, the Company shall, at the time of delivery of the certificate or certificates representing Warrant Shares, deliver to Holder a new Warrant evidencing the rights of Holder to purchase the unpurchased shares of Common Stock called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant. If there is no registration in effect permitting the resale by the Holder of the Warrant Shares at any time from and after one year from the issuance date of this Warrant, then the Holder shall have the right to a "cashless exercise" in which the Holder shall be entitled to receive a certificate for the number of shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A) = the average of the high and low trading prices per share of Common Stock on the Trading Day preceding the date of such election;

(B) =  the Exercise Price of the Warrant; and

(X) = the number of shares issuable upon exercise of the Warrant in accordance with the terms of this Warrant.

4.	No Fractional Shares or Scrip.  No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. As to any fraction of a share which Holder would otherwise be entitled to purchase upon such exercise, the Company shall pay a cash adjustment in respect of such final fraction in an amount equal to the Exercise Price.

5.	Charges, Taxes and Expenses.  Issuance of certificates for shares of
Common Stock upon the exercise of this Warrant shall be made without charge to the holder hereof for any issue or federal or state transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the holder of this Warrant or in such name or names as may be directed by the holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment Form attached hereto duly executed by the holder hereof; and the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

6.	Closing of Books.  The Company will not close its shareholder books or records in any manner which prevents the timely exercise of this Warrant.

7.	Transfer, Division and Combination.  (a)	the Holder (and its
transferees and assigns), by acceptance of this Warrant, covenants and agrees that it is acquiring the Warrants evidenced hereby, and, upon exercise hereof, the Warrant Shares, for its own account as an investment and not with a view to distribution thereof. The Warrant Shares have not been registered under the Securities Act or any state securities laws and no transfer of any Warrant Shares shall be permitted unless the Company has received notice of such transfer, at the address of its principal office set forth in the Purchase Agreement, in the form of assignment attached hereto, accompanied by an opinion of counsel reasonably satisfactory to the Company that an exemption from registration of such Warrants or Warrant Shares under the Securities Act is available for such transfer, except that no such opinion shall be required after the registration for resale by the Holder of the Warrant Shares, as contemplated by the Investor Rights Agreement. Upon any exercise of the Warrants, certificates representing the Warrant Shares shall bear a restrictive legend substantially identical to that set forth on the face of this Warrant certificate. Any purported transfer of any Warrant or Warrant Shares not in compliance with the provisions of this section shall be null and void.

			(b)	This Warrant may be divided or combined with other Warrants upon presentation hereof at the aforesaid office of the Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by Holder or its agent or attorney.  Subject to compliance with Section 8(a), as to any transfer which may be involved in such division or combination, the Company shall execute and deliver a new Warrant or
Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

			(c)	The Company shall prepare, issue and deliver at its own expense
(other than transfer taxes) the new Warrant or Warrants under this Section 8.

			(d)	The Company agrees to maintain, at its aforesaid office, books for the registration and the registration of transfer of the Warrants.

8.	No Rights as Shareholder until Exercise.  This Warrant does not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise hereof. Upon the surrender of this Warrant and the payment of the aggregate Exercise Price, the Warrant Shares so purchased shall be and be deemed to be issued to such holder as the record owner of such shares as of the close of business on the later of the date of such surrender or payment.

9.	Loss, Theft, Destruction or Mutilation of Warrant.  The Company covenants that upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant certificate or any stock certificate relating to the Warrant Shares, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it (which shall not exceed that customarily charged by the Company's transfer agent), and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Company will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of such Warrant or stock certificate.

10.	Saturdays, Sundays, Holidays, etc.  If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday, Sunday or a legal holiday, then such action may be taken or such right may be exercised on the next succeeding day not a Saturday, Sunday or legal holiday.

11.	Adjustments of Exercise Price and Number of Warrant Shares.  Stock
Splits, etc. The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the happening of any of the following. In case the Company shall (i) pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock to holders of its outstanding Common Stock, (ii) subdivide its outstanding shares of Common Stock into a greater number of shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (iv) issue any shares of its capital stock in a reclassification of the Common Stock, then the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the holder of this Warrant shall be entitled to receive the kind and number of Warrant Shares or other securities of the Company which he would have been entitled to receive had such Warrant been exercised in advance thereof. Upon each such adjustment of the kind and number of Warrant Shares or other securities of the Company which are purchasable hereunder, the holder of this Warrant shall thereafter be entitled to purchase the number of Warrant Shares or other securities resulting from such adjustment at an Exercise
Price per Warrant Share or other security obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares purchasable pursuant hereto immediately prior to such adjustment and dividing by the number of Warrant Shares or other securities of the Company resulting from such adjustment. An adjustment made pursuant to this paragraph shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

12.	Reorganization, Reclassification, Merger, Consolidation or Disposition of
Assets. In case the Company shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another corporation (where the Company is not the surviving corporation or where there is a change in or distribution with respect to the Common Stock of the Company), or sell, transfer or otherwise dispose of all or substantially all its property, assets or business to another corporation and, pursuant to the terms of such reorganization, reclassification, merger, consolidation or disposition of assets, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("Other Property"), are to be received by or distributed to the holders of Common Stock of the Company, then Holder shall have the right thereafter to receive, upon exercise of this Warrant, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and Other Property receivable upon or as a result of such reorganization, reclassification, merger, consolidation or disposition of assets by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event. In case of any such reorganization, reclassification, merger, consolidation or disposition of assets, the successor or acquiring corporation (if other than the Company) shall expressly assume the due and punctual observance and performance of each and every covenant and condition of this Warrant to be performed and observed by the Company and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined in good faith by resolution of the Board of Directors of the Company) in order to provide for adjustments of shares of Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 13. For purposes of this Section 13, "common stock of the successor or acquiring corporation" shall include stock of such corporation of any class which is not preferred as to dividends or assets over any other class of stock of such corporation and which is not subject to redemption and shall also include any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 13 shall similarly apply to successive reorganizations, reclassifications, mergers, consolidations or disposition of assets.

13.	Voluntary Adjustment by the Company.  The Company may at any time during the term of this Warrant, reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

14.	Notice of Adjustment.  Whenever the number of Warrant Shares or number or kind of securities or other property purchasable upon the exercise of this Warrant or the Exercise Price is adjusted, as herein provided, the Company shall promptly mail by registered or certified mail, return receipt requested, to the holder of this Warrant notice of such adjustment or adjustments setting forth the number of Warrant Shares (and other securities or property) purchasable upon the exercise of this Warrant and the Exercise Price of such Warrant Shares (and other securities or property) after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth the computation by which such adjustment was made. Such notice, in the absence of manifest error, shall be conclusive evidence of the correctness of such adjustment.

15.	Notice of Corporate Action.  If at any time:

			(a)	the Company shall take a record of the holders of its
Common Stock for the purpose of entitling them to receive a dividend or other distribution, or any right to subscribe for or purchase any evidences of its indebtedness, any shares of stock of any class or any other securities or property, or to receive any other right, or

			(b)	there shall be any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any consolidation or merger of the Company with, or any sale, transfer or other disposition of all or substantially all the property, assets or business of the Company to, another corporation or,

			(c)	there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, in any one or more of such cases, the Company shall give to Holder (i) at least 10 days' prior written notice of the record date for such dividend, distribution or right or for determining rights to vote in respect of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, liquidation or winding up, and (ii) in the case of any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up, at least 10 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause also shall specify (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, the date on which the holders of Common Stock shall be entitled to any such dividend, distribution or right, and the amount and character thereof, and (ii) the date on which any such reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up is to take place and the time, if any such time is to be fixed, as of which the holders of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such disposition, dissolution, liquidation or winding up. Each such written notice shall be sufficiently given if addressed to Holder at the last address of Holder appearing on the books of the Company and delivered in accordance with Section 18(d).

16.	Authorized Shares.  The Company covenants that during the period the
Warrant is outstanding, it will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of the Warrant Shares upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for the Warrant Shares upon the exercise of the purchase rights under this Warrant. The Company will take all such reasonable action as may be necessary to assure that such Warrant Shares may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of the Principal Market upon which the Common Stock may be listed.

			The Company shall not by any action, including, without limitation, amending its certificate of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of
Holder against impairment.  Without limiting the generality of the foregoing, the Company will (a) not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the amount payable therefor upon such exercise immediately prior to such increase in par value, (b)
take all such action as may be necessary or appropriate in order that the
Company may validly and legally issue fully paid and nonassessable shares of
Common Stock upon the exercise of this Warrant, and (c) use its best efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Company to perform its obligations under this Warrant.

			Before taking any action which would cause an adjustment reducing the current Exercise Price below the then par value, if any, of the shares of Common
Stock issuable upon exercise of the Warrants, the Company shall take any corporate action which may be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of such Common Stock at such adjusted Exercise Price.

			Before taking any action which would result in an adjustment in the number of shares of Common Stock for which this Warrant is exercisable or in the
Exercise Price, the Company shall obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

17.	Miscellaneous.

(a)	Jurisdiction. This Warrant shall be binding upon any successors or assigns of the Company. This Warrant shall constitute a contract under the laws of New York without regard to its conflict of law, principles or rules.

(b)	Restrictions.  The holder hereof acknowledges that the Warrant Shares acquired upon the exercise of this Warrant, if not registered, will have restrictions upon resale imposed by state and federal securities laws.

(c)	Nonwaiver and Expenses.  No course of dealing or any delay or failure to exercise any right hereunder on the part of Holder shall operate as a waiver of such right or otherwise prejudice Holder's rights, powers or remedies, notwithstanding all rights hereunder terminate on the Termination Date. If the Company fails to comply with any provision of this Warrant, the Company shall pay to Holder such amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees, including those of appellate proceedings, incurred by Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.

(d)	Notices.  Any notice, request or other document required or permitted to be given or delivered to the holder hereof by the Company shall be delivered in accordance with the notice provisions of the Purchase Agreement.

(e)	Limitation of Liability.  No provision hereof, in the absence of affirmative action by Holder to purchase shares of Common Stock, and no enumeration herein of the rights or privileges of Holder hereof, shall give rise to any liability of Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

(f)	Remedies.  Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Warrant. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

(g)	Successors and Assigns.  Subject to applicable securities laws, this
Warrant and the rights and obligations evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and permitted assigns of Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant and shall be enforceable by any such Holder or holder of Warrant Shares.

(h)	Indemnification.  The Company agrees to indemnify and hold harmless Holder from and against any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses and disbursements of any kind which may be imposed upon, incurred by or asserted against Holder in any manner relating to or arising out of any failure by the Company to perform or observe in any material respect any of its covenants, agreements, undertakings or obligations set forth in this Warrant; provided, however, that the Company will not be liable hereunder to the extent that any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses or disbursements are found in a final non-appealable judgment by a court to have resulted from Holder's negligence, bad faith or willful misconduct.

(i)	Amendment.  This Warrant may be modified or amended or the provisions hereof waived with the written consent of the Company and the Holder.

(j)	Severability.  Wherever possible, each provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Warrant.

(k)	Headings.  The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.


IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officer thereunto duly authorized.

Dated: October 31, 2000

                                      	INNOVO GROUP, INC.

                                       By: /s/ Samuel J. Furrow, Jr.
                                           -------------------------
                                           Samuel J. Furrow, Jr.




                            	NOTICE OF EXERCISE



To:	Innovo Group, Inc.



(1)	The undersigned hereby elects to purchase ________ shares of Common
Stock (the "Common Stock"), of Innovo Group, Inc. pursuant to the terms of the attached Warrant, and tenders herewith payment of the exercise price in full, together with all applicable transfer taxes, if any.

(2)	Please issue a certificate or certificates representing said shares of
Common Stock in the name of the undersigned or in such other name as is specified below:

			_______________________________
			(Name)

			_______________________________
			(Address)
			_______________________________




Dated:


							______________________________
							Signature






                               ASSIGNMENT FORM

                  (To assign the foregoing warrant, execute this form and supply required information.
                 Do not use this form to exercise the warrant.)



FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

_______________________________________________ whose address is

_______________________________________________________________.



_______________________________________________________________

							Dated:  ______________, _______


			Holder's Signature:	_____________________________

			Holder's Address:	_____________________________

						_____________________________



Signature Guaranteed:  ___________________________________________




NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in an fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.




Exhibit 10.78


                            INNOVO GROUP INC.
                           DISCLOSURE SCHEDULE



5.2 Capitalization, Registration Rights

Certain individuals and entities who have purchased the Company's stock and/or warrants in private placements as required under this transaction do have demand and piggy-back registration rights. These shareholders will be registering their shares on the S-3 or other registration statement filed following the closing of this transaction.

5.3 Common Stock, Compliance with Exchange Act Requirements

The Company has been deemed to be out of compliance with the SEC filing requirement due to the fact the Company failed to deliver proxy statements with the requisite Officer and Director compensation disclosure schedule within the 60 days following the filing of its 10-K. The Company has since filed an amended 10-K. The SEC has granted the Company a 60 day waiver in regards to the filing of an S-3 but such extension has expired. The Company is resubmitting a request to the SEC for an additional extension. The Company, as of October 24, 2000, has not been granted an extension from the SEC. If the Company is not allowed to use the Form S-3, the Company will then effect the registration of the purchased shares using Form S-1 or SB-2.

5.3  Common Stock, Outstanding Shares

	Prior to the Mizrachi and Commerce transactions, the Company has 10,091,261 shares of common stock outstanding.

5.3  Capitalization, Options

	The Board of Directors approved and option package for Pat Anderson and Jay Furrow. The options have not been issued due to the fact that the Company was bringing in new investors. The Company does have verbal commitments to issue options to certain employees who have assisted the Company in closing its facilities and moving its manufacturing operations to Mexico.

5.4  Common Stock, Nasdaq Non-Compliance Letter

The Company has received a letter from NASDAQ dated March 15, 2000 regarding its continued listing on the SmallCap Market. The letter noted that the Company is out of compliance with the marketplace rules and that the Company must submit to NASDAQ its plan for achieving compliance with the rules. On March 24, 2000 the Company sent Nasdaq a plan to bring the Company back into compliance with the NASDAQ listing requirements. On May 22, 2000, the Company was informed that the Nasdaq Staff would not accept the Company's plan. The Company appeared before the Nasdaq listing qualifications panel on June 22, 2000 and was notified on July 19, 2000 that an extension had been granted which will result in the Company remaining listed on the Nadaq SmallCap Market in the event the Company is able to comply with the requirements set forth by Nasdaq.

As noted in the May 22 letter from Nasdaq, the company was required to file a document with the SEC reflecting a net tangible asset level of $4 million prior to August 11, 2000. The Company filed such document and was deemed to have complied with the phase I requirements as set forth by Nasdaq. Nasdaq's proposal requires that the Company file a document with the SEC prior to October 31, 2000 reflecting a net tangible asset level of $5 million. The Company believes that it will be able to meet the $5 million net tangible asset level required by Nasdaq upon the completion of this transaction and the transactions with Commerce Investment Group, LLC. Included as Exhibit A is the notification from Nasdaq that the Company has met the Phase I requirements.

5.9  Material Adverse Change, NPII

Due to continued faltering financial performance, the Company has determined to shut down the Nasco Products International, Inc ("NPII") subsidiary. The current orders in process will be completed and samples will be sold. Based on a review of NPII's licenses, $131,500 is owed to various professional leagues for guaranteed royalties. The Company believes that only $80,000 of those guarantees will be paid after negotiations with the leagues. An $80,000 expense has been recorded in the fiscal 2000 budget for the guarantees. The Company also owes approximately $65,000 in past due earned royalties that have been recorded in previous periods that will need to be paid at the closure of NPII. The Company believes that no other accruals or expenses will be incurred in connection with closing of NPII.

Innovo Group Inc. is a guarantor on the NHL international license. The Company has negotiated a $10,000 payment and a donation of bags costing $4,000 to satisfy the royalty guarantee under the NHL license. These amounts are included in the $80,000 expense noted above. No other obligations of NPII are guaranteed by Innovo Group Inc.

5.9  Material Adverse Change,  Inventory

The Company maintains an inventory of licensed finished goods at its Knoxville, TN warehouse. The Company anticipates liquidating this inventory during the third and fourth quarter of 2000. Due to the closing of the Knoxville facility, additional write downs on the Company's inventory and leasehold improvements may be necessary.

Furthermore, the Company anticipates using its current inventory of raw materials in the Company's future production processes. If the Company is unable to effectively integrate the usage of these raw materials, the Company could be required decrease the book value of these raw materials.

5.9  Material Adverse Change, GE Capital and Springfield Facility

A tenant at the Company's Springfield location has a month to month lease and has informed the Company of its intent to vacate the facility as of June 1, 2000. It is anticipated that the Company will be able to find a new tenant within a reasonable period of time.

While the Company is continuing to lease the facility located in Springfield, currently the rental income derived from the tenants does not cover the expenses associated with the facility. The Company does, however, have a party that is interested in purchasing the facility.

5.9  Material Adverse Change, Numerous Outstanding Operational Debts

The Company has historically had insufficient cash flow to satisfy all of its outstanding trade debts. Due to the inadequate cash flow, the Company has accumulated significant amounts of payables to its current suppliers that are more than sixty days past due. In some cases, the Company's vendors have turned accounts over to collection agencies. The Company feels that through the use of long-term payout periods and negotiation, litigation can be avoided on most, if not all, of these accounts. Future operational cash flows should be sufficient to meet these payment plans.

Listed below, as of October 24, 2000, are the vendors with material balances with whom the Company has been able to negotiate long term payment plans.


                                   Outstanding    Periodic   Payment
Vendor                               Amount       Payment     Cycle
------                               ------       -------     -----
Sunwaki Industrial                 $200,000          asap     Weekly
Claredon Textiles                  $ 17,261       $ 1,400     Weekly
BDO Seidman                        $ 54,486       $ 3,000     Weekly
Sims, Moss, Kline and Davis        $ 54,623       $ 3,000     Weekly
Brainard Communications            $ 11,150       $ 1,000     Weekly

5.9  Material Adverse Change, Equipment from Red Boiling Springs

During the third quarter of 1999, a facility that the Company leased in Red Boiling Springs, Tennessee was destroyed by a fire. The company's insurance covered the building, but due to the deductible on the policy, no claim was made for the equipment that was housed in the facility. The Company did not own the equipment and may be liable to the owners for its loss. The estimated replacement cost of the destroyed equipment is approximately $40,000. The Company may be able to reduce its potential liability by providing the owners of the equipment with replacements from the Company's excess equipment.

5.9 Material Adverse Change,  Potential Write-downs

	Due to the restructuring of the Company's operations and the issuance of warrants to Commerce and the Furrow Group, the Company could incur significant write-downs in the fourth quarter of 2000.

5.9 Material Adverse Change, Debt owed to Sam Furrow

As of October 24, 2000, the Company owes Sam Furrow, its Chairman and CEO, $202,000 from loans provided to the Company for operational and importing needs. The Company will be paying back Mr. Furrow out of the proceeds of the Mizrachi transaction.

5.9 Material Adverse Change,  KBK Financial

The Company factors its receivables with KBK Financial and Riviera Financing. The Company entered into a factoring relationship with KBK in July of 2000 due to the fact that the Company's former factoring agent, Amsouth Bank, ceased its factoring operations. During the transition to KBK from Amsouth, KBK made an error and overextended the Company approximately $260,000. The Company has confirmed the error and the balance and is now repaying the balance through its purchased receivables and collected reserve. KBK is requesting that any balance still outstanding as of the time of the closing of the Mizrachi transaction be paid off from the proceeds.

5.9 Material Adverse Change, Potential Breaches of Covenants

The Company has entered into several contracts that have covenants regarding a change of control or a change in management. Due to the fact that the proposed transaction will likely result in a change in control, the Company believes it is noteworthy to include a list of the contracts which it believes could potentially be violated. Those contracts are as follows:

MLB Domestic license
NHL Domestic license
UCLA license
UC Berkley license
USC license
Action Performance production agreement and license

The license agreements are attached as Exhibit B.

5.12  Litigation, Thimble Square

The Company's (Innovo, Inc. and its Thimble Square subsidiary) is currently being sued by the American Apparel Contractors Association Workers' Compensation Self-Insured Fund for $13,452.84 in assessed charges from 1997 and 1998. Attached as Exhibit C is a copy of the claim against the Company.

5.12  Litigation, Wayne Copelin

During October 1999, the Company received notice of an unfavorable ruling in a case with a former employee. The Court ruled that the Company must pay the plaintiff, Wayne Copelin, $100,000 plus accrued interest. The entire liability to Mr. Copelin was approximately $156,000 which has been accrued for on the Company's books. The Company entered into talks with Mr. Copelin in order to determine a payment schedule and both parties agreed to a weekly payment of $10,000 in order to satisfy the debt. The Company has paid the amounts owed in full.

5.12 Litigation, Tom Jackson

On December, 2 1997, prior management entered into a service agreement with Tom Jackson & Associates, Inc whereas Tom Jackson was to provide investor relation and marketing services to the Company. On February 9, 1998, the Company canceled the contract between the two parties as a result of Tom Jackson's non-performance. According to the terms of the contract, the Company was to issue $5,000 and an option to purchase 100,000 (10,000 post 10-for-1 reverse) shares of Company common stock at $.31 ($3.10 post 10-for-1 reverse) per share. The Company also was supposed to pay for the services rendered each month via the issuance of 15,000 (1,500 post 10-for-1 reverse) shares per month.

The Company made the $5,000 payment and issued the option for 100,000. The Company did not however issue 15,000 shares per month due to the fact that Tom Jackson was not rendering services that the Company believed were adequate.

Tom Jackson claimed that their damages were not expected to exceed $300,000, however, the Company has discussed the issue with principals of Tom Jackson and have reached an agreement to settle the claim for $30,362. The Company has remitted to Tom Jackson the settlement amount and has received a release from Tom Jackson. Attached as Exhibit D is release documentation in regards to the issue.


5.12  Litigation, Dismissal of Bill Moore

The Company released its V.P. of Retail Sales, Bill Moore. In the Spring of 2000, the Company was informed by a third party that Mr. Moore contacted an attorney located in Knoxville about the possibility of filing a lawsuit against the Company. The third party further informed the Company that the attorney contacted by Mr. Moore did not believe that he had a legitimate case.

The Company does not and did not have a written contract with Mr. Moore. Mr. Moore was an employee-at-will. He was entitled to an option to buy 1000 shares of the Company's stock at $1.25 for every month he worked for the Company. Mr. Moore worked for the Company for three months and the Company has issued him an option to purchase 3000 shares at $1.25. As of October 9, 2000, Mr. Moore has not signed the option contract. The Company has also paid Mr. Moore all monies owed to him as an employee and all out-of pocket-expensed owed to Mr. Moore. In the event that Mr. Moore does file a lawsuit against the Company, the Company does not believe that he has any grounds on which to bring a successful claim.

5.12 Litigation, Michael Tedesco

In December 1991, a former employee filed suit against the Company, Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc.., et al., Case No. 91-64033, District Court of Harris County, Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045.62 on August 17, 1998. Thereafter, 20,000 shares of Common Stock which has been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. The Company does not know whether the stock has been sold. If the sale of that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall.


5.12  Litigation, Stella Pace Potential Litigation

The Company entered into a distribution agreement with and a letter of intent for the acquisition of Zoe Metro, Inc. (d.b.a. Stella Pace), a fashion accessories company located in New York City. Upon the mutual agreement of the parties, the companies did not close the transaction. Innovo has performed under the terms of a distribution agreement executed in connection with that transaction and returned all goods to Stella Pace. The distribution agreement expired on June 30, 2000. According to the terms of the distribution agreement, the Company believes that the Company will be required to reimburse Stella Pace approximately $25,000 or less. Stella Pace, however, has informed the Company through a written letter from their attorney that they believe the Company owes them $50,000. In the event an agreement cannot be reached, the potential for litigation does exist. The distribution agreement is attached as Exhibit E.

5.12 Litigation, R-Five, Z-Tex

During 1997 through 1999, the Company used R-Five, Z-Tex (Z-Tex) as a significant supplier of fabric material. During that period of time, the Company became behind in their payments. During litigation over the outstanding amount that was in excess of $100,000, the Company agreed to pay Z-Tex up front for all new orders plus an additional 10% of the order to be applied to the old balance. In addition to the 10%, the Company was to pay Z-Tex $10,000 per month on the outstanding balance. At the end of 1999, the outstanding balance was paid-off.

During the first quarter of 2000, the Company was contacted by a collection agency hired by Z-Tex to collect approximately $36,000 in outstanding invoices. The Company was able to produce evidence that all outstanding monies had been paid to Z-Tex. Based on the information presented to them, the collection agency stopped collection activity. On July 28, 2000 the Company received a letter from Z-Tex's corporate attorney requesting payment of the $36,000. The Company has contacted Z-Tex's attorney and provided them information that the Company believes will show that no liability exists. As of October 24, 2000, the Company has not been contacted from the Z-tex's counsel in regards to the issue.

(a) 1999 IRS Taxes

The Company field for an extension in regards to its 1999 federal income taxes. On July 29, 2000, the Company filed its Federal income tax return for 1999.

5.16(a) Tennessee Tax Audit

	The Company has been notified that on November 14, 2000, the Company and its subsidiaries will be audited for Tennessee Sales and Use Tax for 1/1/97 thru 6/30/00, Franchise and Excise Tax for 10/1/94 thru 9/30/99 and Business Tax for 1/1/96 thru 12/31/99.

5.16(a) Springfield Property Taxes

The Company has not paid real and personal property taxes on its facility in Springfield, TN since 1991. The total estimated liability for the back taxes as of the end of fiscal 2000 is approximately $300,000. $209,000 was accrued on the November 30, 1999 financial statements and the Company will have accrued a total of $300,000 as of the end of fiscal 2000. In March, 2000, the Company met with the County Property Assessor in an attempt to have the assessed value of the property reduced. The County agreed to reduce the real estate appraised value to approximately $975,000 for 1999. This agreement has not received final County approval but the Company believes that the reduction in assessed value will be approved.

As of the end of fiscal 2000, the Company will have allocated approximately $50,000 of the $300,000 property tax accrual for personal property taxes. The personal property tax status is inactive in Robertson County as of the end of 1998. The Company met with the County trustee in the fall of 1998, and the trustee verbally informed the Company that Robertson County would not pursue the collection of these taxes. The Company is currently filing personal property tax returns in Knox County, Tennessee.

5.16(a) 1996 W-2's

In November 1999, the Company received a notice from the IRS that the Company had been assessed a civil penalty totaling approximately $273,000 for failure to file W-2's with the IRS for the tax year ended 12/31/96. Based on discussions with the IRS, the Company was informed that the penalty would be waived if the W-2's were submitted. The Company located the W-2's for 1996 and sent them to the IRS. The Company received confirmation on March 6, 2000 that the W-2's had been received. Attached as Exhibit F is a letter from the IRS stating that the penalty has been removed.

5.16(a) 1998 Form 940 for Thimble Square

During March 2000, the Company received a notice from the IRS for taxes due on
the 1998 form 940 for Thimble Square.   The Company contacted the IRS and
learned that this amount was charged due to understatement of taxes noted on the Form 940 for 1998. Upon review of the 1998 Form 940, the Company determined that an error had been made on the Form that overstated our tax liability. The Form 940 was amended and sent to the IRS during March 2000. Attached as Exhibit G is a copy of the relevant 940 forms.

5.16(b) 1991 Federal Tax Audit

In November, 1999, the Company received a notice from the Internal Revenue Service ("IRS") asserting deficiencies in federal corporate income taxes for the Company's 1991 tax year. The total tax proposed by the IRS amounted to approximately $5.5 million plus interest. The Company has met with the IRS in an attempt to resolve the issues in question. Pursuant to the meeting, the Company agreed to an adjustment of approximately $2,000,000 to its 1991 taxable income with the Company's 1992 NOL's being offset against this adjustment. The Company agreed to this due to the fact that the IRS informed the Company that there would be "no cash impact" to the Company.

Around June 8, 2000, the Company was informed by the IRS that the Company may be responsible for the interest associated with this adjustment and this amount should total approximately $105,000. The Company has since been informed from the IRS that the interest component should be approximately $70,000, however, the IRS now asserting that there is an alternative minimum tax of approximately $80,000 that the Company will be responsible for.

The Company informed the IRS that it will not agree to this charge because the Company agreed to the adjustment based on the representations by the IRS that their would be "no cash impact" to the Company and because the Company believes that it has meritorious legal defenses to the $2,000,000 adjustment. If the IRS will not agree to a zero adjustment or if they will not agree to waive the interest component, the Company will appeal the $2,000,000 adjustment. This would be the only issue brought before the appeals panel due to the fact the other proposed adjustments totaling approximately $14,000,000 have been resolved with the IRS. The Company believes that the ultimate resolution of this matter will not have a material effect on the Company's financial statements. Attached as Exhibit H is a BDO memorandum for additional discussion in regards to the issue.

5.16(b)  Federal Tax Returns

		In the spring of 2000, the Company filed its federal tax returns for
1992-1998. 			While the consolidated returns show a loss in every year, the IRS has erroneously processed each subsidiary of the Company individually.  In so doing, some of the subsidiaries are showing a profit and thus tax liability.
BDO Seidman has written a letter to the IRS explaining that the returns should be processed as a consolidated return and not individually for each subsidiary.
As of October 9, 2000, the IRS has not responded to the Company's letter.

5.17  Property, Status of Good Deal Mall

The Company's Good Deal Mall facility located south of West Palm Beach, Florida, is currently not leased. The Company entered into a lease in the 4th quarter of 1999, but the tenant has since gone out of business. The facility currently is being occupied by an individual who is monitoring the facility and serving food out of the restaurant portion of the building. The Company has informed the individual that the Company will be taking over possession of the building on October 31, 2000 and that the individual shall vacate the premises by such date if the facility has not started to generate revenues for the Company.

5.17  Property, Condition of Real Property

The properties that are located in Springfield, Tennessee and Lake Worth, Florida will require continuing maintenance as those facilities are prepared for lease. The Springfield facility will need to be cleaned and have roof repairs performed. The Lake Worth facility will require roofing and air conditioner repair.

5.18  Property, Outstanding Rent and Utitlities

The Company canceled the lease for its Knoxville premises as of July 1, 2000. The Company shall not be responsible for rent after July 1, 2000, however, the Company shall be responsible for past utility bills.

5.18  Intellectual Property, Licenses (Domestic and International)

The Company is currently reviewing each of the licenses that it maintains and the business generated and the royalties paid with respect to each license. Based on the result of this review significant changes could be made in the near future in the number of licenses that the Company maintains as well as the royalties paid under each license.

5.19  Internal Controls and Procedures, Computer System

The Company installed new hardware and software during the fourth quarter of 1999 in an effort to solve the potential computer problems posed by the date rollover to the year 2000. The conversion was not completed in its entirety and the Company has been forced to manage its computer needs through alternative measures. The Company has implemented a computer system which it believes to be effective and accurate.

The Company has taken steps to maintain its business and accounting records, but the failure to date and the status of the software conversion could potentially cause errors in the financial records of the Company. The Company is currently addressing its accounts receivable and inventory evaluations in an attempt to verify the accuracy of the information. Due to the conversion complications, the Company can not guarantee the accuracy of its accounts receivable and inventory levels.

5.23(a) Employment and Benefit Matters,  Employment Agreements

The Company currently owes monies to two former employees, Dan Page and Kirk Miller, pursuant to the terms of their former employment agreements. The Company owes Page $23,750 and Miller $22,585. The amount owed to Miller has been accrued on the Company's financial records but the amount owed to Page has not been accrued.

Customers and Suppliers

Top Five Customers for the fiscal year ending November 30, 1999:
		National Car Rental			$2,950,093.50
 	Wal-Mart		          		$2,799,652.07
		Kmart					              $987,514.50
 	Michaels            				$745,352.61
 	Jo-Annes Stores		      	$491,054.92

Top Five Vendors for year ended November 30, 1999:

	Schott International Inc.		$419,066.33
	Rochelle Fabrics	        		$213,609.76
	International Dry Goods		  $137,163.28
	Claredon Textiles			       $123,064.48
	Dunn Manufacturing		      	$102,938.79



Exhibit 23.1

Consent of Certified Public Accountants

Board of Directors
Innovo Group Inc.

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 No. 333-44330, No. 333-79505 and No. 333-35981 of our
report dated January 13, 2000, except for Notes 8 and 11, as to which the date is March 8, 2000, relating to the 1999 and 1998 consoldiated financial statements and schedule of Innovo Group Inc. appearing in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.


/s/ BDO SEIDMAN, LLP
--------------------
BDO SEIDMAN, LLP

Atlanta, Georgia
March 12, 2001



Exhibit 23.2


Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements Form S-3 No. 333-44330, No. 333-79505 and No. 333-35981 of Innovo Group, Inc. and
Subsidiaries and in the related Prospectus of our report dated March 7, 2001, with respect to the consolidated financial statements and schedule of Innovo Group, Inc. and Subsidiaries included in this Form 10-K for the year ended November 30, 2000.


/s/ ERNST & YOUNG LLP
---------------------
ERNST & YOUNG LLP

Los Angeles, California
March 12, 2001