Form 10-Q
period 2001-03-02
INNOVO GROUP INC
filed 2001-04-17
CIK 844143

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

                               (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended March 3, 2001

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

As of April 15, 2001, 14,221,264 shares of common stock were outstanding.

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        INNOVO GROUP INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (000's except for share data)
                                    (unaudited)

                                                    3/3/01      11/30/00
                                                    ------      --------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   426       $ 1,179
  Accounts receivable, net of allowance                744           712
  Inventories                                        2,741         3,343
  Prepaid expenses & other current assets               28            94
  Due from related parties                             220            --
                                                    ------        ------
TOTAL CURRENT ASSETS                                 4,189         5,328

PROPERTY, PLANT and EQUIPMENT, net                      45            56
PROPERTY, PLANT and EQUIPMENT, held for sale         2,028         2,028

LICENSING RIGHTS                                       476            --

OTHER ASSETS                                             4             4
                                                    ------        ------
TOTAL ASSETS                                       $ 6,742       $ 7,416
                                                    ======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                    $    37       $   449
  Current maturities of long-term debt                  84            94
  Accounts payable and  accrued expenses             1,261         1,869
                                                    ------        ------
TOTAL CURRENT LIABILITIES                            1,382         2,412

LONG-TERM DEBT, less current maturities              1,238         1,246
                                                    ------        ------
TOTAL LIABILITIES                                    2,620         3,658
                                                    ------        ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par - shares
   Authorized 15,000,000
   Outstanding 13,721,264 in 2001 and
   6,822,761 in 2000                                 1,421         1,371
  Additional paid - in capital                      39,394        38,977
  Deficit note - officer                           (33,564)      (33,461)
  Promissory note - officer                           (703)         (703)
  Treasury stock                                    (2,426)       (2,426)
                                                    ------        ------
TOTAL STOCKHOLDERS' EQUITY                           4,122         3,758
                                                    ------        ------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY         $ 6,742       $ 7,416
                                                    ======        ======

    See accompanying notes to consolidated condensed financial statements

                     INNOVO GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (000's except share and per share data)
                               (unaudited)

                                                       Three Months Ended
                                                       3/3/01     2/29/00
                                                       ------     -------

NET SALES                                             $ 1,153     $   812
COST OF GOODS SOLD                                        654         526
                                                       ------      ------
  Gross profit                                            499         286

OPERATING EXPENSES
  Selling, general and administrative                     544         923
  Depreciation and amortization                            11          79
                                                       ------      ------
                                                          555       1,002

LOSS FROM OPERATIONS                                      (56)       (716)

INTEREST EXPENSE                                          (73)        (82)
OTHER INCOME (EXPENSE), net                                26         (25)
                                                       ------      ------

INCOME (LOSS) BEFORE INCOME TAXES                        (103)       (823)

INCOME TAXES (BENEFIT)                                     --          --
                                                       ------      ------

NET INCOME (LOSS)                                     $  (103)    $  (823)
                                                       ======      ======
NET INCOME (LOSS) PER SHARE:
  Basic and diluted                                   $ (0.01)    $ (0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING                    13,855       6,310

    See accompanying notes to consolidated condensed financial statements

                     INNOVO GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (000's except per share data)
                               (unaudited)

                                                      Three Months Ended
                                                      3/3/01     2/29/00
                                                      ------     -------

CASH FLOWS USED IN OPERATING  ACTIVITIES             $ (288)    $   (675)
                                                      ------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Captial Expenditures                                     --        (102)
                                                      ------     -------
Cash Used in Investing Activities                         --        (102)
                                                      ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Additions to Notes Payable                               --         798
 Repayments on Notes Payable                            (412)         --
 Repayments of Long -Term Debt                           (19)        (21)
 Other                                                   (34)         --
                                                      ------     -------
Cash (Used In) Provided by Financing Activities         (465)        777
                                                      ------     -------

NET CHANGE IN CASH AND CASH  EQUIVALENTS                (753)         --

CASH AND CASH EQUIVALENTS, at beginning of period      1,179          --
                                                      ------     -------

CASH AND CASH EQUIVALENTS, at end of period          $   426    $     --
                                                      ======     =======

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

NOTE 2 -  INVENTORY

  Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

                                                March 3,       November 30,
                                          			     2001            2000
                                                -------         --------
                                                (000's)          (000's)

Finished goods                                  $ 1,342         $ 1,071
Raw materials                                     1,476           2,350
                                                 ------          ------
                                                  2,818          	3,421

Less allowance for obsolescence and
 slow moving inventory                              (77)            (78)
                                                 ------          ------
                                                $ 2,741         $ 3,343
                                                 ======          ======

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                                March 3,      November 30,
                                                 2001            2000
                                                ------          ------
                                                (000's)         (000's)

Accounts receivable factoring facility          $   13          $  411
Other                                               24              38
                                                 -----           -----
                                                $   37          $  449
                                                 =====           =====

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                               March 3,       November 30,
                                             	  2001             2000
                                               ------           -------
                                            	  (000's)          (000's)

First mortgage loan                           	$  664           $  673

Non-recourse first mortgage on
 Florida property                                 658              667
                                               ------           ------
Total long-term debt                         	  1,322            1,340

Less current maturities                           (84)             (94)
                                               ------           ------
                                             	$ 1,238          $ 1,246
                                               ======           ======


NOTE 5 - STOCKHOLDERS' EQUITY

  On February 7, 2001, the Company issued to JD Design, LLC ("JD") 500,000 shares of the Company's Common Stock. Additionally, the Company issued JD a warrant granting JD the right to purchase 250,000 shares of the Company's Common Stock at $1.00 per share in the event that certain sales targets of products bearing the Joe's label are reached by the Company's newly formed subsidiary Joe's Jeans, Inc.. The warrant, in the event JD obtains the rights to exercise it, has a four-year term and vests in 24 equal monthly installments, commencing as of the date of issuance. As consideration for the shares, the Company obtained from JD the licensing rights for Joe's Jeans, a high-end women's denim jean and knit shirt apparel line. Pursuant to the terms of the transactions, the Company employed Joe Dahan, the Manager of JD, as a designer for the Company. As part of his employment agreement, the Company granted Dahan an option to purchase 250,000 shares of Company Common Stock at $1 per share. The option vests in 24 equal monthly installments and has a four-year term. The value of the 500,000 shares of common stock, $480,000, was recorded as licensing rights in the accompanying balance sheet and is being amortized over a ten year term.

NOTE 6 - SUBSEQUENT EVENTS

  On March 26, 2001, the Company entered into a licensing agreement with Candies Inc. ("Candies") pursuant to which the Company obtained the right to design, manufacture and distribute bags, belts and small leather/pvc goods bearing the Bongo trademark. The agreement is to terminate on March 31, 2003 unless the Bongo brand is sold in its entirety, in which case the licensing agreement would terminate immediately. The Company pays Candies a 5% royalty and a 2%
advertising fee on the net sales of the Company's goods bearing the Bongo trademark.

 	On March 27, 2001 the Company signed a four-year business consulting agreement with  Basic Investor, Inc.  ("Basic"),  pursuant to which Basic will provide the
Company  with  management  and financial consulting services.  As consideration, the  Company issued Basic  a  warrant with a three year term, granting Basic the
right  to  purchase  the  Company's Common Stock as follows:   100,000 shares at
$1.50,  100,000  shares at $2.00 and 50,000 shares at $2.50.   Additionally, the
Company  will  pay  Basic $2,000  per  month  over  the  first 18 months  of the
agreement.   The  agreement  is  cancelable by either party with 60 days written notice.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

Forward-Looking Statements

This report contains some forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties including, without limitation, continued acceptance of the Company's product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required. These forward-looking statements can generally be identified by the use of forward-looking words like "may", "will", "except", "anticipate", "intend", "estimate", "continue", "believe" or other similar words. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.

Results of Operations

Comparison of the Three Months Ended March 3, 2001 to the Three Months Ended February 29, 2000

 	Net Sales for the quarter ended March 3, 2001 increased 42% from $812,000 in
2000  to  $1,153,000  in  2001.  This  increase  is  primarily  the result of an greater  demand  for  the  Company's  craft  products  and the Company's ability to  better  meet  the  production  demands  associated  with  orders  placed  by
customers.   Additionally,  the  Company's revenues increased as a result of the
sales generated from the Company's newly created Joe's Jeans subsidiary.   Joe's
Jeans designs,  sources,  distributes and markets high-end women denim jeans and
knit shirts  to  retail department stores and boutiques.   For  the period ended
March 3, 2001, revenue for the Company's Joe's Jeans' division totaled $200,000.


  For the first three months of fiscal 2001, the Company's gross margin percentage increased 7.9 percentage points from 35.3% in 2000 to 43.2% in 2001. The increase is a result of the Company's ability to obtain better pricing on imported products from the Orient and the advantageous pricing the Company receives on craft products from its strategic partner, Commerce Investment Group, LLC. The Company's gross margin percentage also increased as a result of the high margins associated with the products sold under the Company's Joe's Jeans division. The Joe's Jeans division experienced a 59% gross margin on the $200,000 of sales of Joe's Jeans products.

  Selling, General and Administrative costs decreased $379,000 or 41% for the same period as a result of the Company's operational restructuring during the end of fiscal 2000. The Company's operational restructuring included the closure of its domestic production and distribution facilities, a reduction of employees and a decrease in the Company's fixed and variable expenses.

  Depreciation expenses decreased $68,000 or 86% in the first quarter of 2001 compared to same period in 2000 as a result of the Company's closing of its manufacturing and distribution facility at the end of 2000, and the subsequent disposal of the machinery and equipment used therewith. Furthermore, the Company has listed for sale two real estate properties currently owned by the Company and thus has ceased depreciating these assets.

  Interest expense for the three months ended March 3, 2001 decreased to $73,000 from $82,000 for the three months ended February 29, 2000 due to the extinguishment of long term debt throughout the end 2000. The interest reduction also reflects the fact that, due to sufficient cash reserves, the Company has reduced the number of receivables presented for factoring.

  Other income for the comparable period increased from an expense of $25,000 to income of $26,000 due primarily from income generated from tenants who are leasing portions of the Company's former manufacturing facility located in Springfield, TN.

Liquidity and Capital Resources

  Innovo Group Inc. is a holding company and its principal assets are the common stock of the operating subsidiaries. As a result, to satisfy its obligations Innovo Group Inc. is dependent on cash obtained from the operating subsidiaries, either as loans, repayments of loans made by Innovo Group Inc. to the subsidiary, or distributions, or on the proceeds from the issuance of debt or equity securities by Innovo Group Inc.. The subsidiaries primary sources of liquidity are cash flows from operations, including credit from vendors and borrowings.

  Cash flows from operations were a negative $753,000 for the three months ended March 3, 2001. The primary reason was a net loss of $103,000 as well as cash used to decrease accrued expenses, accounts payable and notes payable. Additionally, the Company's cash flow was effected by an increase in amounts due from related parties, prepaid expenses, other assets and accounts receivables. Influencing the Company's cash flow positively during the quarter was a decrease in inventory of approximately $602,000. The Company has advanced funds to related parties for use in the production and distribution of the Company's products. Such amounts totaled $220,000 as of March 3, 2001 and are payable on demand by the Company or, at the Company's discretion, maybe offset against payables owed by the Company to the related parties.

For the first three months of 2001, the Company relied primary on factoring its accounts receivables, trade credit with customers and cash on hand to fund operations. The Company's principal credit facility for working capital has historically been is its accounts receivable factoring arrangements. In July of 2000, the Company's accounts receivable factoring facility with First American was terminated due to First American's decision to cease its factoring operations. In July of 2000, the Company entered into a factoring facility with KBK. This agreement was signed to provide financing for invoices not factored by the Company's existing factoring arrangement with Riviera Finance. The agreement with KBK provides for factoring on 85% of the qualified receivables up to $5,000,000. The agreement calls for a 2% fee on every invoice funded in addition to a per annum rate equal to KBK's base rate in effect on the date of the purchase of the invoice plus 2% per annum.

  During the first three months of 2001, the Company reduced the number of invoices it presented for factoring due to sufficient cash reserves to meet working capital needs. The Company is currently in negotiations with a new factor in an attempt to obtain more attractive rates. However, there can be no guarantees that the Company will be successful in obtaining a new factoring facility at more favorable rates. As a result, on March 20, 2001, the Company terminated its relationship with Riveria and KBK.

  In regards to the sales under the Company's Joe's Jeans division, due to the inability of the Company to establish new accounts for the Company's new Joe's Jeans customers with its then exisiting factor in a timely fashion and thus obtain credit approval prior to shipment, the Company factored the receivables associated with the Joe's Jeans products under a factoring arrangement of a related party.

  The Company believes that its current cash on hand and cash received pursuant to factored receivables under the proposed factoring arrangement should provide sufficient working capital to fund operations and required debt reductions during fiscal 2001. However, due to the seasonality of the Company's business and negative cash flow during the first three months of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

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

                         PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 	Reference  is  hereby  made  to  Part I, Item 3 of the Company's Annual Report filed  on  Form 10-K for the year ended November 30, 2000, which is incorporated herein by reference.


ITEM 2. CHANGES IN SECURITIES

  Pursuant to the terms of the Company's Director Stock Incentive Plan (the "Plan"), each non-employee Director is entitled to receive each year an option to buy Common Stock with a nominal initial value of $10,000. The Plan calls for each option to have an exercise price equal to one-half of the market price on the date of grant, and cover a number of shares equal to $10,000 divided the exercise price per share. Market value is the 4 p.m. Eastern Time closing sales price of a share of Common Stock on the Nasdaq Stock Market on the last trading day prior to the date of grant. Consequently, as of December 13, 2000, the Company has issued to four independent Directors options to purchase the Company's Common Stock pursuant to the terms of the Plan and will incur $40,000 of compensation expense which will be amortized over fiscal 2001.

  On December 19, 2000, the Company issued to Basic Investors Inc. ("Basic") a five-year warrant granting Basic the right to purchase 20,000 shares of Company Common Stock at $0.90 per share. On February 7, 2001, the Company issued to JD Design, LLC ("JD") 500,000 shares of the Company's Common Stock and a warrant granting JD the right to purchase 250,000 shares of the Company's Common Stock at $1.00 per share in the event certain sales targets are reached by the Company's newly formed subsidiary Joe's Jeans, Inc. The warrant has a four-year term and vests in 24 equal monthly installments, commencing as of the date of issuance. Furthermore, the Company granted Joe Dahan an employee incentive option to purchase 250,000 shares of Company Common Stock at $1 per share. The option vests in 24 equal monthly installments and has a four-year term.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 	None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit				                                                  							Reference
	Number	                  Description									                           No.

10.79			JD Design, LLC Common Stock and Warrant Purchase Agreement	     10.79

10.80			JD Design, LLC Stock Purchase Warrant				                       10.80

10.81			Employment Agreement, Joe Dahan				                             10.81

10.82			Option Agreement, Joe Dahan					                                10.82

10.83			Joe's Jeans Licensing Agreement					                            10.83

(b)	Reports on Form 8-K

On March 15, 2001, the Company filed a Current Report on Form 8-K reporting a change in the Company's fiscal year.

                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INNOVO GROUP INC.

April 17, 2001		           By: /s/ Samuel J. Furrow, Jr.
                              --------------------------
                              Samuel J. Furrow, Jr
                         					President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                             Date

/s/ Pat Anderson      Chief Executive Officer		                 April 17, 2001
----------------
Pat Anderson
Chief Executive Officer
and Director

/s/ Jay Furrow        Acting Chief Financial Officer	          April 17 , 2001
--------------------
Jay Furrow
President

Exhibit 10.79

                         	COMMON STOCK AND WARRANT
                             PURCHASE AGREEMENT


  THIS COMMON STOCK AND WARRANT PURCHASE AGREEMENT (this "Agreement") is made and entered into as of the date set forth below by and between Innovo Group Inc., a Delaware corporation (the "Issuer"), and JD Design, LLC , a California limited liability company (the "Purchaser").

                                  	RECITALS

 	WHEREAS, Issuer  and  Purchaser  have  entered  into  agreements  of even date herewith,  which  grant  Issuer  (a)  the exclusive right to exploit the "Joe's"
trademark  (see the  "Licensing Agreement",  attached hereto  as  Exhibit A  and incorporated herein by reference)  and (b) the right to Purchaser's current book of  business  and  customer lists including  the right to market the Purchaser's current product lines  (see the "Bill of Sale", attached hereto as Exhibit B and incorporated herein by reference);

  	WHEREAS, in consideration ( the "Consideration") for rights granted under the
Licensing Agreement and the Bill of Sale Issuer has agreed, inter alia, to issue to Purchaser 500,000 shares  of  Issuer's common stock, par value $.10 per share
(the "Shares"); and

  WHEREAS, the Issuer and the Purchaser are executing and delivering this Agreement with the understanding that the Shares will be subject to an effective registration statement filed pursuant to the Securities Act of 1933, as amended (the "1933 Act").

  NOW THEREFORE, the Issuer and the Purchaser hereby agree as follows:

1. 	PURCHASE AND SALE OF SHARES.

 	1.1	 Purchase  of  Shares.   Subject  to  the  satisfaction (or waiver) of the
conditions set forth in Sections 4 and 5 below, and as Consideration pursuant to the terms of the Licensing Agreement and Bill of Sale,  the Issuer shall sell to the Purchaser and the Purchaser shall purchase from the Issuer  at  closing (the
"Closing") the Shares free and clear of all liens and encumbrances.

 	1.2	 Closing  Date.  The  date  of  the  Closing (the "Closing Date") shall be
February 7, 2001.  The Closing shall occur on the Closing Date at the offices of the Issuer or at any other mutually agreeable location.

 	1.3	Payment.  On  the  Closing Date, the Purchaser shall pay the Consideration to the Issuer as follows:  (a)  the Purchaser shall execute  and  deliver to the
Issuer the Licensing Agreement,  and (b) the Purchaser shall execute and deliver to the Issuer the Bill of Sale.  At the Closing the Issuer shall counter-execute and  deliver  to  the  Purchaser  the  Licensing Agreement  and the Issuer shall deliver to the Purchaser certificates representing the  Shares  with  such stock transfers  and  powers  of  attorney duly executed  on  behalf of the Issuer  in accordance with the Purchaser's written instructions.

2.	RESTRICTED SECURITIES; SUBSEQUENT REGISTRATION.

  2.1	Restrictions  on  Transfer.  The Shares  are being issued in a transaction that is exempt from registration under Section 4(2) and Regulation D promulgated under the 1933 Act. As a result, the Shares will constitute "restricted securities" as that term is defined under the 1933 Act. From and after their respective dates of issuance, none of the Shares shall be transferable except upon the conditions specified in this Section 2, which are intended to ensure compliance with the provisions of the 1933 Act in connection with the transfer
of any Shares  or any interest therein.   Notwithstanding the above restriction,
the Issuer consents to (a) the pledge or hypothecation of the Shares by the Purchaser to secure a loan or loans, (b) the acquisition of any such pledged or hypothecated Shares by the lender at a foreclosure sale, and (c) the exercise by the lender, after acquiring ownership of the Shares through foreclosure sale, of any of the rights granted the Purchaser in Sections 2.5 and 2.6; provided, however, any sale of the Shares by the lender to a third party, whether by foreclosure sale or otherwise, shall be subject to the restrictions set forth in Sections 2.1, 2.2 and 2.3 and any exercise by the lender of Purchaser's rights under Sections 2.5 and 2.6 shall be subject to all of the terms and conditions of Sections 2.5, 2.6 and 2.7.

  2.2	Restrictive Legends.   Each certificate for Shares issued to the Purchaser
or to a subsequent transferee (except as a result of a transfer determined by Issuer's counsel to be free from such restrictions) shall include a legend in substantially the following form:

        THE SHARES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), IN RELIANCE UPON THE EXEMPTION FROM REGISTRATION PROVIDED BY SECTION 4(2) OF THE 1933 ACT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES LAWS OF APPLICABLE STATES IN RELIANCE UPON APPLICABLE EXEMPTIONS FROM REGISTRATION UNDER THE SECURITIES LAWS OF SUCH STATES. THESE SHARES HAVE BEEN ACQUIRED FOR INVESTMENT PURPOSES ONLY AND MAY NOT BE OFFERED FOR SALE,
        HYPOTHECATED, SOLD OR TRANSFERRED, NOR WILL ANY ASSIGNEE OR TRANSFEREE THEREOF BE RECOGNIZED BY THE COMPANY AS HAVING ANY INTEREST IN THESE SHARES, IN THE ABSENCE OF
        (i) AN EFFECTIVE REGISTRATION STATEMENT WITH RESPECT TO THE SHARES UNDER THE 1933 ACT AND APPLICABLE STATE SECURITIES LAWS, OR (ii) COMPLIANCE WITH APPLICABLE EXEMPTIONS FROM REGISTRATION UNDER THE 1933 ACT AND APPLICABLE STATE SECURITIES LAWS. THE COMPANY MAY, IF IT DEEMS APPROPRIATE IN ITS SOLE DISCRETION, REQUIRE AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT THE OFFER, SALE, HYPOTHECATION OR TRANSFER OF THESE SHARES IS EXEMPT FROM REGISTRATION UNDER THE 1933 ACT AND APPLICABLE STATE SECURITIES LAWS.

  2.3	Notice  of  Proposed  Transfers.  Prior  to  any  proposed transfer of the
Shares other than a transfer (a) subject to an effective registration statement under the 1933 Act, (b) to an affiliate of the Purchaser which is an "accredited investor" within the meaning of Rule 501(a) under the 1933 Act, provided that any such transferee shall agree to be bound by the terms of this Agreement, and
(c) to be made in reliance on Rule 144 under the 1933 Act, the holder thereof shall give written notice to the Issuer of such holder's intention to effect such transfer, setting forth the manner and circumstances of the proposed transfer, which shall be accompanied by an opinion of counsel to the Issuer, confirming that such transfer does not give rise to a violation of the 1933 Act, satisfactory representation letters in form and substance reasonably satisfactory to the Issuer to ensure compliance with the provisions of the 1933 Act and letters in form and substance reasonably satisfactory to the Issuer from each such transferee stating such transferee's agreement to be bound by the
terms  of  this  Agreement.   Such proposed transfer may be effected only if the
Issuer shall have received such notice of transfer, opinion of counsel, representation letters and other letters referred to in the immediately preceding sentence, whereupon the holder of such Shares shall be entitled to transfer such Shares in accordance with the terms of the notice delivered by the holder to the Issuer.

  2.4	[Omitted].

  2.5	Piggy-Back Registration Rights.  If at any time prior to the expiration of the Registration Period (as hereinafter defined) the Issuer proposes to file with the SEC a registration statement relating to an offering for its own account or the account of others under any of the Securities Acts of any of its securities (other than on Form S-4 or Form S-8 or their then equivalents relating to securities to be issued solely in connection with any acquisition of an entity or business or equity securities issuable as compensation or in connection with a stock option or other Employee Benefit Plan), the Issuer shall promptly send to the Purchaser written notice of the Issuer's intention to file a registration statement and of the Purchaser's rights under this Section 2.5. If within 20 days after receipt of such notice, the Purchaser shall so request in writing, the Issuer shall include in the registration statement all or any part of the Shares the Purchaser requests to be registered, subject to the priorities set forth in this Section 2.5.

  2.6	Demand Registration Rights.  Upon demand  by  the Purchaser made no sooner than 30 days after the Closing Date, the Issuer will use its best efforts to file a registration statement or to include Purchaser in an existing registration statement for the offer and sale of the  Shares  by  the  Purchaser
under  the  1933 Act.   The  registration  statement  will  be filed, amended or
supplemented as soon as is reasonably practical following such demand, but in no event later than 45 days after such demand, unless delayed by the Purchaser. The Issuer shall seek to have such registration statement declared effective or to be effective as regards Purchaser's resales as soon after filing as is reasonably practicable. In the event that all of the Shares are not registered or sold under such registration statement, the Purchaser will be entitled to demand that the Issuer use its best efforts to file a second registration statement for the offer and sale of such remaining Shares by the Purchaser under
the 1933 Act.   The second demand shall be subject to the same timetable as  the initial demand.

  2.7 	Other Agreements Respecting Registration of Shares.  In  connection  with the filing of a registration statement by the Issuer which covers any of the Shares, the parties agree that:

       (a)	Unless the offering is an underwritten offering,  the Issuer will use its best efforts  to  maintain the effectiveness of  such registration statement for  at least nine months following the effective date thereof, and from time to time will amend or supplement such registration statement during such nine month period to the extent necessary to comply with the 1933 Act.

       (b)	As and when the Issuer files a registration statement with respect to any of the Shares,  the  Purchaser  and  the Issuer will execute an agreement to cross-indemnify  one  another,  and  will  agree to contribute to the  aggregate losses,  claims,  damages  and  liabilities to which they may become subject, on terms  and  conditions standard  in  the industry and negotiated by them in good faith,  including,  without  limitation,  standard  limitations  on  the indemnification of selling stockholders in a secondary offering.

       (c)	Whenever the Issuer is registering the offer and sale of any  of  the
Shares, the Purchaser agrees to provide to the Issuer or its attorneys, promptly upon request, such information and materials regarding the Purchaser as shall be reasonably requested  in  order to effect the registration of the offer and sale of the Shares.

       (d)	The  Issuer  shall  bear  all  reasonable  costs  and  expenses to be incurred  in  connection  with  any  registration  statement covering any of the
Shares,  including printing costs, the fees  of  the  registrant's  counsel  and accountants,  and  SEC  and  NASD  filing fees; however, the Issuer shall not be responsible for the fees and expenses of any counsel engaged  by  the Purchaser, or  any  underwriter engaged by the Purchaser, and shall not be responsible  for the underwriters', brokers'  or  dealers' commissions, fees, expenses, discounts or  other compensation attributable to the offer or sale of any of the shares of the Purchaser.

       (e)	If the offering in connection with which the Purchaser demands piggy-
back  registration rights is an underwritten offering, then the Purchaser shall, unless  otherwise  agreed  by  the  Issuer,  offer  and  sell  such Shares in an underwritten offering using the same underwriter or underwriters and, subject to the provisions  of  this Agreement,  on  the  same terms and conditions as other
shares  of  common  stock  included  in  the  underwritten  offering.   If  the
registration  is  to  be  an underwritten public offering for the account of the
Issuer  and  the  managing underwriter(s) advise the Issuer in writing,  that in their reasonable good faith opinion,  marketing or other factors dictate  that a limitation on  the number of shares of common stock which may be included in the registration statement  is  necessary to facilitate and not adversely affect the proposed offering, then the Issuer shall include in such registration, pro rata, up  to  the  limitation imposed by the managing underwriter(s): (i) first, up to the full amount  of  securities the Issuer proposes to sell for its own account,
(ii)  second,  up to the full amount of securities proposed to be registered for the  account  of  the  holders  of  securities entitled  to  inclusion of  their securities  in  the  registration statement by reason of  the exercise of demand registration rights,  and (iii) third, the securities requested to be registered by other  holders of securities (including securities requested to be registered by  the  Purchaser under this Section 2.5) pursuant to  piggy-back  registration rights, pro rata based  on  the number of securities requested to be included in the registration.

       (f)	The Issuer shall not be obligated to register the offer  and  sale of any  of  the Shares if, at the time of the demand or request for registration or at  the  time  thereafter  up  to  the  time  of  the filing of the registration statement, there has been any default or breach by the Purchaser in the terms of this Agreement.

3.	REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.

 	The Purchaser represents as follows:

 	3.1	Authority.  The Purchaser has  the  full power and authority to enter into this Agreement and has taken all action or will use its best efforts to take all action, corporate and otherwise, necessary to authorize the execution,  delivery and  performance  of  this  Agreement,  the  completion  of  the  transaction contemplated  hereby  and  the  execution  and  delivery  by  it  of any and all instruments necessary  or appropriate in order to effectuate fully the terms and conditions of this Agreement.

 	3.2	Consents.  No consent  or  approval  of  any court, governmental agency or other public authority, or  of  any other person, corporation or entity with any actual  or  alleged interest is required as a condition to  (a)  the validity or enforceability  of this Agreement or any other instruments to be executed by the
Purchaser to effectuate this Agreement, or (b) the completion or validity of any of the transactions contemplated by this Agreement except as provided in section
2.1 above.   This Agreement  has  been properly executed  and  delivered by  the
Purchaser  and  constitutes  a  valid  and  legally  binding  agreement which is enforceable against it in accordance with its terms.

  3.3	Commissions.   No  fees  or  commissions  are  payable by the Purchaser by virtue of or in connection with the transaction contemplated by this Agreement.

	 3.4	Investment Intent.  The Purchaser is purchasing  the Shares  for  its  own account,  with  the intention of holding such Shares for investment and not with the  intention  of  immediately  participating,  directly  or indirectly, in any resale or distribution of the Shares.

  3.5	Issuer Materials.  The Purchaser  has  received and carefully reviewed the
Issuer's Amended Annual Report on Form 10-K for the year ended November 30, 1999 filed April 27, 2000, its Quarterly Reports on Form 10-Q for the periods ended February 28, 2000, May 31, 2000 and August 31, 2000, the Company's Current Reports on Form 8-K dated August 11, 2000 and as amended September 15, 2000 (regarding the completion of Phase I the Company's Guez equity financing), September 22, 2000 (regarding the Company's financing arrangements with Mizrachi), October 31, 2000 (regarding the Company's completion of Phase II the Company's Guez equity financing, the first part of the Mizrachi financing, satisfaction at that time of the tangible net worth requirements for listing on the Nasdaq SmallCap Market and the possible change in control of the Company), and December 29, 2000 (regarding the Company's dismissal of BDO Seidman, LLP as the Company's independent public accountants and the retention of Ernst & Young LLP in that capacity), and the Company's Definitive Proxy Statement filed September 19, 2000, and the statement of "Risk Factors" (attached hereto as
Schedule 3.5) (collectively, the "Issuer Materials") and such additional Issuer records and information regarding historical and proposed operations as the Purchaser or the Purchaser's advisers have requested. The Purchaser further understands that the information provided by the Issuer to the Purchaser was compiled by the Issuer and has not been independently reviewed or verified in
any manner.   The Purchaser has had a reasonable opportunity to ask questions of and receive answers from the Issuer concerning the Issuer and all such questions, if any, have been answered to the full satisfaction of the Purchaser. Except as set forth in the Issuer Materials and the representations and warranties set forth in this Agreement, no representations or warranties have been made to the Purchaser by the Issuer or any agent, employee or affiliate of the Issuer, and the Purchaser has relied only on the Issuer Materials and the results of its own investigation in deciding to acquire the Shares and no information acquired from the Purchaser's own investigation contradicts the Issuer Materials in any material respect. The Purchaser understands that its investment in the Shares is a speculative investment which involves a high degree of risk and that the entire investment in the Shares could be lost. In addition to its review of the Issuer Materials, the Purchaser has sought such accounting, legal and tax advice as it has considered necessary to make an informed investment decision with respect to the acquisition of the Shares.

 	3.6	Accredited Investors.  The Purchaser  (or each of its shareholders)  is an
"accredited investor" as that term is defined in Regulation D under the 1933 Act and  the  Purchaser  has  (a)  such  knowledge  and  experience in financial and business matters that  it  is  capable of evaluating the merits and risks of the investment in  the Shares, (b)  had such risk explained to it and has determined that  such  investment  is  suitable  in view of its financial circumstances and available investment opportunities,  (c) sufficient net worth and income to bear the economic risk of losing this entire investment, and  (d) no current need for liquidity  of  the  investment  and  no  reason  to anticipate any change in its financial circumstances which may cause or require any sale, transfer  or  other distribution of the Shares.

 	3.7	Reliance.  The Purchaser understand that the Shares are being issued to it in reliance on specific exemptions from the registration requirements of federal and  state securities laws  and  that  the  Issuer is relying upon the truth and accuracy  of  the  representations,  warranties, agreements, acknowledgments and understandings  of  the  Purchaser  set  forth  herein in order to determine the applicability of such exemptions and the suitability of the Purchaser to acquire
the Shares.   The Purchaser further understands that the issuance of  the Shares will not  have been the subject of a registration statement filed under the 1933
Act,  and  as  a  result will be "restricted securities" as that term is defined under the 1933 Act.  Accordingly, the Shares may not be resold, in whole  or  in part,  unless and until they are the subject of registration under the 1933  Act and  any  applicable state securities laws,  or  there is available an exemption
from  such  registration.   A  legend,  as  set  forth  in  Section  2.2 of this
Agreement,  will  be  placed on any certificate or certificates representing the
Shares.

 	3.8	Reporting Requirements.   The  Purchaser  understands  that  it may become
subject  to  the  reporting  requirements  under  Section  13  of the Securities
Exchange  Act  of  1934  ("the 1934 Act")  and  of  Regulation 13(d) promulgated thereunder if its "beneficial ownership" exceeds 5% of the outstanding shares of
common stock.   The Purchaser understands that it is responsible for determining what reports,  if any,  must  be  filed by  it under Section 13 of the 1934 Act, including,  but not limited to,  Schedule 13D, and to obtain such legal or other professional advice,  at its cost and expense,  as it may desire or require, and to  prepare  or  have prepared  for  it, at its cost and expense, such report or reports  as  may  be required of it under Section 13.  The Purchaser understands that  the  Issuer  assumes  no responsibility for the reporting by the Purchaser under  Section 13;  provided,  however,  that  merely  as  an accommodation, and without assuming  any  responsibility for Section 13 reporting by the Purchaser, the Issuer will,  with  respect  to  any  report which must be filed through the
Securities  and  Exchange  Commission  Electronic  Data  Gathering and Retrieval
("EDGAR") system, upon the receipt from the Purchaser of such report prepared in
WordPerfect  6.1  or  a  computer  word  processing  language  convertible  into
WordPerfect 6.1  together with  such  identifying  codes  or passwords as may be required,  convert  any  such  report to the language required for reports filed through the EDGAR system and transmit such report to the EDGAR system.

 	3.9	No Governmental Review.   The  Purchaser  understands  that  no federal or
state agency  or  any  other  government or governmental authority has reviewed, approved or made any recommendation or endorsement of the Shares or the fairness or  suitability  of  the  investment  in  the Shares, nor has any such authority passed upon or endorsed the merits of the offering of the Shares.

 	3.10	Own Funds.  The Purchaser represents that  the Consideration paid for its investment in the Shares is the sole personal property of  the Purchaser and the
Shares are being acquired solely for the Purchaser's own account.

	3.11	No General Solicitation.  The Purchaser has at no time been solicited with respect  to  investment  in  the  Shares  by  any public promotional meeting, or newspaper,  magazine,  radio,  or television advertisement, or any other form of general solicitation or general advertising.

4.	REPRESENTATIONS AND WARRANTIES OF THE ISSUER.

 	The Issuer represents as follows:

 	4.1	Compliance with Reporting Requirements.  The Issuer is a reporting company under the 1934 Act.  The Issuer is in full compliance, to the extent applicable, with all reporting obligations under either Section 13(a)  or 15(d)  of the 1934
Act.  Common stock  of  the  Issuer  is registered pursuant to Section 12 of the
Exchange Act and such stock is traded on the NASDAQ Small Cap Market.

 	4.2	Authorization of Shares.  Upon issuance hereunder, the Shares will be duly authorized, validly issued, fully paid and non-assessable.

 	4.3	Corporate Standing.   The Issuer is a corporation duly organized,  validly
existing, and in good standing under the laws of the State of Delaware,  and has full  power  and  authority  to  enter  into this Agreement and to carry out the
transactions  contemplated  hereby.   The Issuer has full power and authority to
carry on  its business as  it is now being conducted and to own its assets.  The
Issuer  is  duly qualified  to  transact business  and  is in good standing as a foreign corporation  in  each jurisdiction where  the  nature  of  its  business requires it  to be so qualified and where the failure so to qualify would have a material adverse affect on the business of the Issuer.  The execution,  delivery and performance  of  this Agreement by the Issuer does not, and the consummation of  the  transactions contemplated hereby will not  (a)  violate  or result in a breach  of  any  provisions of the Issuer's Articles of Incorporation or Bylaws,
(b) conflict with,  or  result  in  a  breach or termination of, or constitute a default under, any material lease, agreement, commitment or other instrument, or any material order,  judgment or decree,  to which the Issuer is  a  party or is bound  or  by  which  the  Issuer's  assets  are  affected,  or (c) constitute a violation of any law, regulation, rule or ordinance applicable to the Issuer.

 	4.4	Authorized and Outstanding Shares.  The authorized capital  stock  of  the
Issuer  is  40 million shares of common stock.  As of the date hereof, there are approximately 13,721,264  shares outstanding, and there are warrants outstanding for  the  purchase of approximately 6,687,023 shares of common stock.  Except as set forth in this Agreement or as disclosed in the Issuer Materials,  there  are not  outstanding,  nor  is  the  Issuer  bound  by,  any subscriptions, options, preemptive rights,  warrants, calls, commitments, synthetic stock, or agreements or  rights  of  any  character requiring  the  Issuer to issue, or entitling any person or entity to acquire, any additional shares of capital stock or any other equity security  of  the  Issuer,  including any right of conversion or exchange under  any  outstanding  security  or  other  instrument,  and the Issuer is not obligated  to issue or transfer any shares of its capital stock for any purpose.
There  are  not  outstanding obligations  of the Issuer to repurchase, redeem or otherwise acquire any outstanding shares of capital stock of the Issuer.

 	4.5	Authority.  The  Issuer  has  full  power and authority to enter into this
Agreement  and  has  taken  all  action,  corporate and otherwise,  necessary to authorize  (a) the execution, delivery and performance of this Agreement and all ancillary agreements  to  be  executed, delivered and performed by the Issuer in connection therewith,  and  (b)  the  completion of the transaction contemplated hereby and the execution and delivery on behalf of the Issuer  of  any  and  all instruments necessary  or appropriate in order to effectuate fully the terms and conditions  of  this  Agreement  and  all  ancillary agreements  to be executed, delivered and performed by the Issuer in connection therewith.  Upon delivery of the  Shares,  and  the  payment therefor,  title  to the Shares will pass to the
Purchaser free and clear of all restrictions on transfer,  liens,  encumbrances, security  interests  and claims whatsoever except for the restrictions set forth in Section 2 of this Agreement and the obligations of the Purchaser hereunder.

 	4.6	 No  Governmental  Consents.   No  consent  or  approval  of  any  court,
governmental  agency  or  other  public  authority,  or  of  any  other  person, corporation  or  entity  with  any  actual  or alleged interest in the Issuer is required  as a condition to (i) the validity or enforceability of this Agreement or  of  any  other instruments  to  be executed by the Issuer to effectuate this
Agreement,  or  (ii)  the  completion  or  validity  of  any of the transactions contemplated  by  this Agreement. This Agreement and all ancillary agreements to be executed, delivered and performed by the Issuer in connection therewith, have been  properly  executed  and  delivered  by  the duly authorized officer of the
Issuer,  and  constitute valid and legally binding obligations of the Issuer and are enforceable against the Issuer in accordance with their terms.

 	4.7	No Misrepresentations in Issuer Materials.

      (a)	The disclosures  in  the  Issuer Materials do not fail to disclose any material fact,  the  disclosure of which would be necessary to make the required statements contained therein  not  misleading  in the light of the circumstances under  which  they  are disclosed.  Except as disclosed in the Issuer Materials, there has been  no  material adverse change in, material loss or destruction of, or  material  amount  of  damage  to  the financial condition or business of the
Issuer,  whether  or  not  arising  from  transactions in the ordinary course of
business.   The  financial statements contained  in the Issuer Materials present fairly the financial condition of the Issuer as of the respective dates and have been  prepared  in  accordance  with  generally  accepted  accounting principles applied  on  a consistent basis throughout the periods involved.  The Issuer has no  liabilities  or  obligations,  whether  accrued,  absolute,  contingent  or otherwise,  which would materially and adversely affect the financial  condition of the Issuer,  except  and to  the  extent recorded  or disclosed in the Issuer
Materials.  No dividends are due or unpaid by the Issuer.

       (b)	Except as set forth in the Issuer Materials,  there are no actions at law  or  in  equity,  proceedings,  governmental proceedings  or  investigations pending  or  threatened  against  the  Issuer  or against or with respect to the business or assets of the Issuer, and the Issuer is not in material default with respect  to  any decree,  injunction  or  other order of any court or government authority.  The Issuer  is  in  substantial  compliance with all  (and  has  not received any notice of any claimed violation of any)  applicable federal, state, county  or  municipal laws,  ordinances, and regulations.  There is no action at law  or  in  equity,  arbitration  proceeding,  governmental  proceeding  or investigation, or motion or request to any court, pending or threatened, against or with respect  to the Issuer with respect to this Agreement or the transaction contemplated hereby and to the knowledge of the Issuer, no grounds exist for any such action, proceeding or investigation.

       (c)	Except as set forth in the Issuer Materials, to the best knowledge of the  Issuer,  there  are  no  facts,  developments or circumstances, existing or threatened,  that  are  materially  adverse  to  the assets, business, financial condition or future prospects of the Issuer.

 	4.8	No Commissions.  No  fees  or  commissions  are  payable  by the Issuer by virtue or in connection with the transaction contemplated by this Agreement.

5.	CONDITIONS TO THE OBLIGATION TO PURCHASE AND SELL.

 	5.1	Conditions to the Purchaser's Obligation.  The obligation of the Purchaser hereunder  to  purchase  the  Shares  at  the  Closing  is  subject  to  the representations  and  warranties  of  the  Issuer  being true and correct in all material respects as of the date of this Agreement and as of the Closing Date as though  made  at  that  time, as well as the Issuer's execution of the Licensing
Agreement.

 	5.2	Conditions  to  the  Issuer's Obligation.  The obligation  of  the  Issuer hereunder  to  sell  the Shares at the Closing is subject to the representations and  warranties of the Purchaser being true and correct in all material respects as  of  the  date of this Agreement and as of the Closing Date as though made at that  time, and  of  the  Purchaser's execution  of  the Licensing Agreement and delivery of the Bill of Sale.

6.	GOVERNING LAW; MISCELLANEOUS.

 	6.1.	Governing Law; Arbitration.   This  Agreement  shall  be  governed by and
interpreted  in  accordance with the laws of the State of Delaware applicable to agreements  made  and  delivered  within  that  state  and without regard to any contrary  "conflict of laws" principles.  Any dispute or controversy between the parties  arising  in  connection  with  this  Agreement  or  the  subject matter contemplated  by this Agreement shall be resolved by arbitration before a three-
member panel  of  the  American  Arbitration  Association in accordance with the commercial  arbitration  rules  of  said  forum and the Federal Arbitration Act,
9 U.S.C. 1, et seq., with the resulting award being final and conclusive.   Said
arbitrators shall be empowered to award all forms of relief and damaged claimed, including,  but not limited to,  attorney's fees,  expenses  of  litigation  and
arbitration, exemplary damages, and prejudgment interest.   Notwithstanding  the
foregoing, the Purchaser may at any time and at its option,  whether  or  not an arbitration action  is  then pending,  initiate a civil action for temporary and permanent injunctive and other equitable relief against the Issuer.  The parties further agree  that  any  arbitration action  between them shall be heard in Los
Angeles,  California, and expressly consent to the jurisdiction and venue of the
United  States  District  Court  for the Central District of California, for the
adjudication of any civil action asserted pursuant to this section.

 	6.2.	Counterparts.  This  Agreement  may  be executed in two or more identical counterparts, all  of  which  shall be considered one and the same agreement and shall  become  effective  when  counterparts have been signed by each party  and delivered  to the other party.  In the event any signature page is delivered  by facsimile transmission,  the party using such means of delivery shall cause four
(4) additional  original  executed  signature  pages  to be physically delivered to the other party within five (5) days of the execution and delivery hereof.

 	6.3	Headings.  The headings of this Agreement are for convenience of reference and shall not form part of, or affect the interpretation of, this Agreement.

 	6.4	Severability.  If  any  provision  of  this  Agreement shall be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction  or  the  validity  or  enforceability  of  any  provision  of this
Agreement in any other jurisdiction.

 	6.5	Entire Agreement; Amendments.   This  Agreement supersedes all other prior
oral or written agreements between the Purchaser,  the Issuer,  their affiliates and persons acting on their behalf with respect to the matters discussed herein, and  this  Agreement  and  the  instruments referenced herein contain the entire understanding  of  the  parties  with  respect to the matters covered herein and therein and,  except as specifically  set  forth herein or therein,  neither the
Issuer  nor  the  Purchaser  makes  any  representation,  warranty,  covenant or undertaking with respect to such matters.  No provision of this Agreement may be waived  or amended other than by an instrument in writing signed by the party to be charged with enforcement.

 	6.6	 Notices.  Any notices, consents, waivers or other communications required or  permitted  to  be given under the terms of this Agreement must be in writing and  will  be  deemed  to  have been delivered  (a) upon receipt, when delivered personally;  (b) upon receipt, when sent by facsimile, provided a copy is mailed by U.S. certified mail, return receipt requested; (c) three (3) days after being sent by U.S. certified mail, return receipt requested; or  (d) one (1) day after deposit with  a  nationally recognized overnight delivery service,  in each case
properly  addressed  to  the  party  to  receive  the  same.   The addresses and
facsimile numbers for such communications shall be:

		If to the Purchaser:		JD Design, LLC
                  						Joe Dahan
                  						5804 E. Slauson Ave
                  						Commerce, CA  90040

  With a copy to:		     Deborah Greaves, Esq.
                    				5804 E. Slauson Avenue
                    				Commerce, Ca 90040

  If to the Issuer:		   Jay Furrow
                        2633 Kingston Pike, Suite 100
                        Knoxville, TN  37919
                        Telephone:  (865) 546-1110
                        Facsimile:  (865) 546-9277

  With a copy to:		     Jerry L. Sims, Esq.
                        Sims Moss Kline & Davis LLP
                        400 Northpark Town Center, Suite 310
                        1000 Abernathy Road, N.E.
                        Atlanta, Georgia 30328
                        Telephone:  (770) 481-7200
                        Facsimile:   (770) 481-7210

Either party to this Agreement may change the addressee, address, and telephone and facsimile numbers to which notices hereunder shall be sent by giving the other party written notice, as provided herein, of the new addressee, address, telephone number or facsimile number, as the case may be.

 	6.7	Successors and Assigns.  This Agreement shall be binding upon and inure to the  benefit  of  the  parties  and  their  respective  successors  and assigns;
provided,  however,  the  Purchaser  may not assign its rights hereunder without the consent of the Issuer.

 	6.8	No Third Party Beneficiaries.   This Agreement is intended for the benefit
of the parties hereto and their respective permitted successors and assigns, and is  not  for  the  benefit of,  nor may any provision hereof be enforced by, any other person.

 	6.9	Survival.  The representations  and  warranties  of  the  Issuer  and  the
Purchaser shall survive the Closing.

 	6.10	Publicity.   The Issuer and the Purchaser shall have the right to  review and  approve  any  press releases or any other public statements with respect to the  transactions contemplated hereby  in  advance  of  their release; provided, however,  that the Issuer shall be entitled,  without the prior approval of  the
Purchaser,  to make any press release or other public disclosure with respect to such transactions as is required by applicable law and regulations.

 	6.11	Further Assurances.  Each party shall do and perform, or cause to be done and performed,  all such further acts and things,  and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

 	6.12	Termination.  In the event that the Closing shall not have occurred on or before  the Closing Date due to the failure of any of the conditions to Closing, either party shall have  the  right to terminate this Agreement on  or after the close  of  business on such date without any party having liability to any other party.

 	6.13	Finder.  Neither the Issuer nor  the Purchaser has retained any broker or finder  or  will owe any fees relating  to  or  arising out of  the transactions contemplated hereby.

 	6.14	No Strict Construction.  The language used  in  this  Agreement  will  be deemed  to  be  the language chosen by the parties to express its mutual intent, and no rules of strict construction will be applied against any party.

 	6.15	Stock Split or Reverse Stock Split.  In the event  that  the  Shares  are subject to a stock split or a reverse stock split,  the number of Shares and the per share price shall  be  adjusted in proportion to  the stock split or reverse stock split ratio, but the aggregate Purchase Price shall remain unchanged.

 	6.16	Merger.  This Agreement contains the  entire  agreement  of  the  parties hereto,  and  no  representations,  inducements, promises or agreements, oral or otherwise, between the parties not embodied herein  shall  be  of  any force  or effect.

 	6.17	Governing Law.  The terms  of  this Agreement  and interpretation thereof shall  be  governed by  the  laws of the State of Delaware, without reference to conflicts of law principles.

  IN WITNESS WHEREOF, the Issuer and the Purchaser have caused this Stock Sale Agreement to be duly executed as of the 7th day of February, 2001.

ISSUER:		                                 				INNOVO GROUP INC.


                                              By: /s/ Jay Furrow
                                                 ---------------
                                                	Jay Furrow,
                                                	President


PURCHASER:		                               			JD DESIGN, LLC


			                                       				By: /s/ Joe Dahan
                                                 --------------
                                         								Joe Dahan
                                         								Manager


                              Exhibit A

                   See Exhibit 10.83 filed herewith


                              Exhibit B

                             BILL OF SALE

	 FOR VALUE RECEIVED,  the  undersigned  JD Design, LLC of Commerce, CA (Seller)
hereby sells and transfers unto Innovo Group Inc. of Knoxville, TN  (Buyer), and its successors and assigns forever,  Seller's current book of business,  as more particularly described on Exhibit A, attached hereto ("Property").

 	Seller warrants  and  represents that it has good title to said Property, full authority  to  sell and transfer same and that said goods and chattels are being sold free and clear of all liens,  encumbrances, liabilities and adverse claims, of every nature and description.

  Seller further warrants that it shall fully defend, protect, indemnify and save harmless the Buyer and its lawful successors and assigns from any and all adverse claim that may be made by any party against said Property.

  It is provided, however, that Seller disclaims any implied warranty of condition, merchantability or fitness for a particular purpose, said Property being sold in its present condition "as is" and "where is."

  Seller acknowledges and agrees that at any time and without any further action, Buyer may transfer the Property assigned to Buyer herein to a wholly owned subsidiary of Buyer that is formed for the sole purpose of conducting business with respect to the Property.

Signed this 7th day of February,2001.
                                                 	SELLER
In the presence of:					                          JD Design, LLC

                                                  Name:  /s/ Joe Dahan
/s/ Deborah Greaves                                      ---------------
-------------------                               							Title: Manager
Deborah Greaves
Witness



                                  EXHIBIT A
                               of Bill of Sale

All of Seller's current book of business and customer lists including the right to manufacture and market all of Seller's current product lines and all of the good will and business associated therewith. A list of Seller's open orders is annexed hereto as schedule I.


SCHEDULE 3.5
                                	RISK FACTORS

                                 RISK FACTORS

  This offering involves a high degree of risk, including those risks described below. You should carefully consider these risk factors, together with all of the other information in this prospectus, before deciding to invest in shares of our common stock.

                 RISKS ASSOCIATED WITH OUR PAST FINANCIAL RESULTS

                         We have a history of Losses

We have incurred losses in each of the five fiscal years in the period ended November 30, 1999 and have incurred a loss in the current fiscal year to date of $1,853,000 for the nine months ended August 31, 2000. As of August 31, 2000, we have an accumulated deficit of $29,163,000. There can be no assurances that we will generate net income or positive cash flow in the future.


We Could Be Required to Cut Back or Stop Operations If We Are Unable to Raise or Obtain Needed Funding

Our ability to continue operations will depend on our positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. We do not know if we will be able to raise additional funding or if such funding will be available on favorable terms. We could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

  Our cash requirements to run our business have been and will continue to be significant. Since 1997, our negative operating cash flow and losses from continuing operations have been as follows:

                       						Negative Cash Flow
                               from Operating		         		Losses from
                               Activities of	          			Continuing
Fiscal year ended:			      Continuing Operations			       Operations

November 30, 1999          			 $2,124,000		             		$1,340,000

November 30, 1998		           	 1,238,000             				 2,267,000

November 30, 1997		           	 1,339,000             				 1,729,000

The company has continued to generate losses through the first three quarters of fiscal 2000. As of August 31, 2000 we had an accumulated deficit of approximately $29,163,000. Although we have undertaken numerous measures to increase sales and operate more efficiently, the company may experience further losses and negative cash flows. We can give you no assurance that the company will in fact operate profitably in the future.

                        Risks Associated with Our Business

We Must Expand Sales of Our Existing Products and Successfully Introduce New Products to Increase Revenues and Attain Profitability

  Our success will depend on our ability to expand sales of our current products to new and existing customers, as well as the development or acquisition of new product designs and the acquisition of new licenses. We have little control over the demand for our existing products, and we cannot assure you that the new products we introduce will achieve acceptance. Failure to expand our sales of existing products and new products would significantly and negatively affect our ability to achieve profitability.

The Loss of One Major Customer Would Substantially Reduce Revenues and the Potential for Profitable Operations

  For fiscal 1999, two customers accounted for sales in excess of 54.1% of net sales: Wal-Mart, which accounted for 26.9% of net sales, and National Car Rental, which accounted for 27.2% of net sales as the result of a single promotional campaign order. During the nine month period ended August 31, 2000, Wal-Mart continues to be a major customer. The loss of Wal-Mart as an ongoing customer would have a material adverse effect on the Company.

We Are Dependent on Certain Contractual Relationships to Generate Our Revenues

  Our sales are dependent to some degree upon the contractual relationships we establish with licensors to exploit, on a generally non-exclusive basis, proprietary rights in well known logos, marks and characters such as league and team logos and marks licensed by Major League Baseball, the National Football League, certain NASCAR drivers and major colleges and universities. Although we believe we will continue to meet all of our material obligations under such license agreements, there can be no assurance that such licensing rights will continue or will be available for renewal on favorable terms. Failure to obtain new licenses or extensions on current licenses or to sell such products, for any reason, could have a significant negative impact on our business.

The Seasonal Nature of Our Business Makes Management More Difficult, Severely Reduces Cash Flow and Liquidity During Parts of the Year and Could Force Us to Curtail Operations

  Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters. Our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year and a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future.

We Have a Large Number of Competitors With Substantially Greater Financial, Technical and Other Resources than We Do

  The industry in which the company operates is fragmented and highly competitive. The company competes against a large number of manufacturers, importers, and other companies that distribute products similar to the products of the company's wholly owned subsidiary, Innovo, Inc. ("Innovo"). Although the manufacture and sale of products bearing sports logos requires a license, our licenses are non-exclusive and we do not have any control over the granting of additional licenses by the licensing entities. Some of our competitors possess substantially greater financial, technical and other resources than we do, including the ability to implement more extensive marketing campaigns. We do not hold a dominant competitive position in any market, and our ability to sell our products is dependent upon the anticipated popularity of our designs, the logos or characters our products bear, the price and quality of our products and our ability to meet our customers' delivery schedules.

                       RISKS ASSOCIATED WITH OUR SECURITIES

We Do Not Anticipate Paying Any Dividends on the Common Stock

  The company has not paid any dividends nor do we anticipate paying any dividends on the common stock in the foreseeable future. Our operating subsidiaries are currently restricted as to the payment of dividends to us. It is also our present policy to retain earnings, if any, for the use in the development and expansion of the company's business.

We Have a Substantial Number of Authorized Preferred and Common Shares Available for Future Issuances that Could Cause Dilution of Stockholder Interests

  The company has a total of 40,000,000 authorized shares of common stock and 5,000,000 authorized shares of "blank check" preferred stock. We may expect to seek financing which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of your percentage interest in our company. Furthermore, the book value per share of common stock may be reduced. This reduction would occur if the exercise price of the options or warrants or the conversion ratio of the preferred stock were lower than the book value per share of common stock at the time of such exercise or conversion.

  The addition of a substantial number of shares of common stock, including the shares offered by this prospectus, into the market or by the registration of any other of our securities under the Securities Act may significantly and negatively affect the prevailing market price for the common stock. In addition, future sales of shares of common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of the common stock, as such warrants and options would be more likely to be exercised at a time when the price of the common stock is in excess of the applicable exercise price.

  Our board of directors has the power to establish the dividend rates, preferential payments on our liquidation, voting rights, redemption and conversion terms and privileges for any series of preferred stock. The sale or issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

We Are Currently Controlled by Our Management and Other Related Parties

  Our executive officers, directors and their affiliates as of December 15, 2000 beneficially owned or had voting control over approximately 4,035,000 shares, or approximately 29.4% of outstanding shares of common stock, and have the right to acquire approximately 1,845,000 additional shares pursuant to outstanding options and warrants, for total beneficial ownership of 42.9% of outstanding shares if all of such options and warrants were exercised. Because of their stock ownership and/or positions with the company, these persons have been in a position to greatly influence the election of directors and thus control the affairs of the company. Additionally, the company's by-laws limit the ability of stockholders to call a meeting of the stockholders. These by-law provisions could have the effect of discouraging a takeover of the company, and therefore may adversely affect the market price and liquidity of the company's securities. The company is also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control of the company. The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of the company's securities.

A Change in Control of the Company May Occur and We Are Dependent on New Supply Arrangements with the Guez Group to Generate a Substantial Portion of Our Revenues

  During August 2000, the Company entered into investment and supply and distribution agreements with Commerce Investment Group, LLC ("Commerce") and affiliated entities controlled by Mr. Hubert Guez (collectively the "Guez Group"). Under the terms of the agreements, the Guez Group purchased $1,500,000 worth of shares of the company's common stock for $1.10 per share. Contemporaneously, the company entered into a Supply Agreement and a Distribution Agreement pursuant to which the Guez Group provides certain distribution and manufacturing services to the company. After stockholder approval on October 2000, the Guez Group purchased an additional 1.5 million shares of company common stock as well as three-year term warrants to purchase
3.3 million shares of stock at $2.10 for an additional $1.5 million in cash and are entitled to appoint three members of the company's Board of Directors. The company also used those investment proceeds to purchase goods and services from the Commerce affiliates under the terms of the Supply and Distribution Agreements.

  Members of the Guez Group currently hold 23.1% of the outstanding common stock and would own 44.9% if they exercised the 3,000,000 warrants that are currently exercisable, which would increase their ownership to a position larger than that of existing management and could result in a change in control of the company. Although the Supply and Distribution Agreements were entered into on arms-length terms, management expects that the company will be dependent on the Guez Group for its domestic manufacturing and distribution for an extended period and future modifications of those agreements could be determined by the Guez Group, which has a conflict of interest as to their terms.

Our Stock Price Is Extremely Volatile and May Decrease Rapidly

  The trading price and volume of our common stock has historically been subject to wide fluctuation in response to variations in actual or anticipated operating results, announcements of new products or technological innovations by us or our competitors, and general conditions in our industries. In addition, stock markets generally have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may significantly and negatively affect the market price of our common stock.

  Including the 10,125,000 shares subject to this prospectus, there are a total of approximately 20,221,264 shares that may be sold in the Nasdaq SmallCap Market by selling stockholders pursuant to registration statements filed by the company. Sales by those selling stockholders could cause substantial declines in the market price of the common stock.

If We Cannot Meet the Nasdaq SmallCap Market Maintenance Requirements and Nasdaq Rules, Nasdaq May Delist the Common Stock Which Could Negatively Affect the Price of the Common Stock and Your Ability to Sell the Common Stock

  In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq SmallCap Market and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million, a minimum bid price for our common stock of $1.00, and stockholder approval prior to the issuance of securities in connection with a transaction involving the sale or issuance of common stock equal to 20 percent or more of a company's outstanding common stock before the issuance for less than the greater of book or market value of the stock. If we are unable to satisfy the Nasdaq criteria for maintaining listing, the common stock would be subject to delisting. Trading, if any, of the common stock would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. "electronic bulletin board." As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of the common stock.

  On March 15, 2000, Nasdaq notified the company that it was not in compliance with the minimum net tangible assets requirements of $2 million. While the Company continued to fall short of the required net tangible level as of the end of May 2000, the Company was granted a temporary exception from this standard subject to Innovo meeting certain conditions. The conditions required the
Company to obtain a minimum net tangible asset level of $4 million prior to August 11, 2000, which was accomplished, and a minimum net tangible asset level of $5 million on or before October 31, 2000. The company met the requirements through stock and warrant sales to the Guez Group and others, but there can be no assurance that the company will continue to meet Nasdaq listing requirements in the future if we experience substantial losses or if the common stock trades at under $1.00, which it has done recently. In the future if we experience substantial losses or the stock continues to trade below $1.00 our stock could be delisted.

If Nasdaq Delists Our Common Stock You Would Need to Comply with the Penny Stock Regulations Which Could Make it More Difficult to Sell Your Common Stock

  In the event that our securities are not listed on the SmallCap, trading of the common stock would be conducted in the "pink sheets" or through the NASD's Electronic Bulletin Board and covered by Rule 15g-9 under the Securities
Exchange Act of 1934. Under such rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

  The Securities and Exchange Commission adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share, with certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common stock were considered a penny stock, the ability of broker/dealers to sell the common stock and the ability of purchasers in this offering to sell their securities in the secondary market would be limited. As a result, the market liquidity for the common stock would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for such securities.


Exhibit 10.80

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

                          STOCK PURCHASE WARRANT

              To Purchase 250,000 Shares of Common Stock of

                           INNOVO GROUP, INC.

  THIS CERTIFIES that, for value received, JD Design, LLC (the "Holder"), is entitled, upon the terms and subject to the conditions hereinafter set forth and set forth in the Licensing Agreement of even date herewith between Holder and Company (see "Licensing Agreement" attached hereto as Exhibit A and incorporated herein by reference), on or prior to the close of business on the fourth anniversary of the date of issuance of this Warrant (the "Termination Date"), but not thereafter, to subscribe for and purchase from Innovo Group Inc., a Delaware corporation (the "Company"), up to Two Hundred and Fifty Thousand (250,000) shares (the "Warrant Shares") of Common Stock, $.10 par value, of the Company (the "Common Stock"). The purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be $1.00, as provided for in that certain Common Stock and Warrant Purchase Agreement dated as of February 7, 2001 pursuant to which this Warrant has been issued (the "Purchase Agreement"). The Exercise Price and the number of shares for which the Warrant s exercisable shall be subject to adjustment as provided herein. In the event of any conflict between the terms of this Warrant and the Purchase Agreement, the Purchase Agreement shall control. Capitalized terms used and not otherwise defined herein shall have the meanings set forth for such terms in the Purchase Agreement. The Warrant Shares shall vest in 24 equal monthly installments, commencing with the issuance of the Warrant (the "Vesting Schedule").


1. 	Title to Warrant.  Prior  to  the Termination Date and subject to compliance with applicable laws and the terms of this Warrant,  this Warrant and all rights hereunder  are transferable, in whole or in part, at the office or agency of the
Company by the  holder hereof  in  person  or  by duly authorized attorney, upon surrender  of  this Warrant  together  with  the  Assignment Form annexed hereto properly endorsed (see Annex 1).

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

3. 	Exercise of Warrant.  Except  as  provided  in Section 5 herein, exercise of the purchase rights represented by this Warrant may be made at any time or times pursuant  to  the  Vesting Schedule,  and before  the  close  of business on the
Termination Date  by  the surrender of this Warrant and the duly executed Notice of Exercise Form annexed hereto (see Annex 2), at the office of the Company  (or such  other  office  or  agency  of the Company as it may designate by notice in writing  to the registered holder hereof at the address of such holder appearing on  the  books  of  the  Company)  and upon payment of the Exercise Price of the shares  thereby  purchased by wire transfer or cashier's check drawn on a United
States  bank,  the  holder  of  this Warrant shall  be  entitled  to  receive  a certificate for the number of shares of Common Stock so purchased.  Certificates for  shares  purchased  hereunder shall be delivered to the holder hereof within five  (5)  Trading  Days  after  the  date on which this Warrant shall have been exercised as aforesaid.  This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other person so designated to be named therein shall be  deemed  to  have become  a  holder  of record of such shares for all purposes, as of the date the
Holder  faxes  a  Notice  of Exercise to the Company, provided that (a) such fax notice  is followed by delivery of the original notice,  (b)  the Exercise Price has been paid  to  the Company,  and (c) any taxes required to be paid by Holder pursuant to Section 5 have been paid within three  (3)  Trading Days of such fax
notice.   If this Warrant shall have been exercised in part,  the Company shall, at the time of  delivery of the certificate or certificates representing Warrant
Shares,  deliver  to  Holder  a  new Warrant evidencing  the rights of Holder to purchase  the  unpurchased shares  of  Common Stock called for  by this Warrant, which new Warrant shall in all other respects be identical with this Warrant.

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

    (a)	The  Holder  (and  its  transferees  and assigns), by acceptance of this
Warrant, covenants and agrees that it is acquiring the Warrants evidenced hereby, and, upon exercise hereof, the Warrant Shares, for its own account as an investment and not with a view to distribution thereof. The Warrant Shares have not been registered under the Securities Act or any state securities laws and no transfer of any Warrant Shares shall be permitted unless the Company has received notice of such transfer, at the address of its principal office set forth in the Purchase Agreement, in the form of assignment attached hereto, accompanied by an opinion of counsel reasonably satisfactory to the Company that an exemption from registration of such Warrants or Warrant Shares under the Securities Act is available for such transfer, except that no such opinion shall be required after the registration for resale by the Holder of the Warrant Shares, as set forth in the Purchase Agreement. Upon any exercise of the Warrants, certificates representing the Warrant Shares shall bear a restrictive legend substantially identical to that set forth on the face of this Warrant certificate. Any purported transfer of any Warrant or Warrant Shares not in compliance with the provisions of this section shall be null and void.

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

11. 	Adjustments  of  Exercise Price and Number of Warrant Shares, Stock Splits,
etc.  The  number  and kind of securities  purchasable upon the exercise of this
Warrant and the Exercise Price shall be subject to adjustment  from time to time upon the happening of any of the following:  in the event the Company (i) pays a dividend  in  shares of Common Stock or makes a distribution in shares of Common
Stock  to  holders  of  its  outstanding  Common  Stock,  (ii)  subdivides  its outstanding  shares of  Common Stock into  a  greater number of shares of Common
Stock,  (iii)  combines its  outstanding shares  of  Common Stock into a smaller number of shares of Common Stock, or (iv) issues any shares of its capital stock in a reclassification of the Common Stock.  In the event of any of the foregoing occurrences, the number  of  Warrant Shares  purchasable upon  exercise  of this
Warrant immediately  prior  thereto shall be adjusted so that the Holder of this
Warrant shall  be  entitled to receive the  kind and number of Warrant Shares or other securities of the Company which he would have been entitled to receive had
such Warrant been exercised in advance thereof.   Upon each  such  adjustment of
the kind and number of Warrant Shares or other securities  of  the Company which are  purchasable  hereunder,  the  Holder  of  this  Warrant shall thereafter be entitled  to purchase the number of Warrant Shares or other securities resulting from such adjustment at an  Exercise Price per Warrant Share  or  other security obtained by multiplying  the  Exercise Price in effect immediately prior to such adjustment  by  the  number  of  Warrant  Shares  purchasable  pursuant  hereto immediately prior to such adjustment and  dividing  by  the  number  of  Warrant
Shares or other securities of the  Company resulting  from  such adjustment.  An adjustment made pursuant to this  paragraph shall  become  effective immediately after the effective date of such event retroactive to  the record date,  if any, for such event.

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

		   (a)	the  Company shall take a record of the holders of its Common Stock for the  purpose  of  entitling them to receive a dividend or other distribution, or any  right  to subscribe for or purchase any evidences of its indebtedness,  any shares of stock of any class or any other securities or property,  or to receive any other righ; or

   		(b)	there  shall  be  any  capital  reorganization  of  the  Company, any reclassification  or recapitalization of the capital stock of the Company or any consolidation  or  merger  of  the  Company with, or any sale, transfer or other disposition  of all or substantially all the property, assets or business of the
Company to another corporation; or

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

		Before taking any action which would cause an adjustment reducing  the current
Exercise Price below the then par value,  if any,  of the shares of Common Stock issuable upon exercise  of  the Warrants, the Company shall take any corporate 3 action which may  be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of such Common Stock at such adjusted
Exercise Price.

		Before taking any action which would result in an adjustment  in the number of shares of Common  Stock for which this Warrant is exercisable or in the Exercise
Price,  the Company shall obtain all such  authorizations or exemptions thereof, or consents thereto,  as may  be  necessary  from  any public regulatory body or bodies having jurisdiction thereof.

17.	Miscellaneous.
    (a)	Jurisdiction.  This  Warrant  shall  be  binding  upon any successors or assigns of the Company. This Warrant shall constitute a contract under the laws of Delaware without regard to its conflict of law, principles or rules.
    (b)	Restrictions.  The Holder hereof  acknowledges that  the  Warrant Shares acquired upon the exercise of this Warrant, if not registered, will have restrictions upon resale imposed by state and federal securities laws.
    (c)	Nonwaiver and Expenses.  No course of dealing or any delay or failure to exercise any right hereunder on the part of Holder shall operate as a waiver of such right or otherwise prejudice Holder's rights, powers or remedies, notwithstanding all rights hereunder terminate on the Termination Date. If the Company fails to comply with any provision of this Warrant, the Company shall pay to Holder such amounts as shall be sufficient to cover any costs and expenses including, but not limited to, reasonable attorneys' fees, including those of appellate proceedings, incurred by Holder in collecting any amounts due pursuant hereto or in otherwise enforcing any of its rights, powers or remedies hereunder.
    (d)	Notices.  Any notice, request or other document required or permitted to be given or delivered to the holder hereof by the Company shall be delivered in accordance with the notice provisions of the Purchase Agreement.
    (e)	Limitation  of  Liability.  No  provision  hereof,  in  the  absence  of affirmative action by Holder to purchase shares of Common Stock, and no enumeration herein of the rights or privileges of Holder hereof, shall give rise to any liability of Holder for the purchase price of any Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.
    (f)	Remedies.  Holder, in addition to being entitled to exercise  all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Warrant. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Warrant and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.
    (g)	Successors and Assigns.   Subject  to applicable  securities laws,  this
Warrant and the rights and obligations evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and permitted assigns of Holder. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant and shall be enforceable by any such Holder or Holders of Warrant Shares.
    (h)	Indemnification.  The  Company  agrees  to  indemnify  and hold harmless
Holder from and against any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses and disbursements of any kind which may be imposed upon, incurred by or asserted against Holder in any manner relating to or arising out of any failure by the Company to perform or observe in any material respect any of its covenants, agreements, undertakings or obligations set forth in this Warrant; provided, however, that the Company will not be liable hereunder to the extent that any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, attorneys' fees, expenses or disbursements are found in a final non-appealable judgment by a court to have resulted from Holder's negligence, bad faith or willful misconduct.
    (i)	Amendment.  This Warrant  may  be  modified or amended or the provisions hereof waived only with the written consent of the Company and the Holder.
    (j)	Severability.  Wherever possible,  each  provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Warrant.
    (k)	Headings.   The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.


  IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officer thereunto duly authorized.

Dated: February 7, 2001		                     		INNOVO GROUP, INC.

                                               	By: /s/ Jay Furrow
                                                    --------------
                                                    Jay Furrow
                                                    President

                           	NOTICE OF EXERCISE

To:	Innovo Group, Inc.


  (1)	The undersigned hereby elects to purchase _________ shares of Common Stock
(the "Common Stock"), of Innovo Group, Inc. pursuant to the terms of the attached Warrant, and tenders herewith payment of the exercise price in full, together with all applicable transfer taxes, if any.

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



  FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

_______________________________________________ whose address is

_______________________________________________________________.



_______________________________________________________________

                                    							Dated:  ______________, _______


             			Holder's Signature:	_____________________________

             			Holder's Address:	_______________________________

			                            			_______________________________



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




Exhibit 10.81


                             EMPLOYMENT AGREEMENT

                                   BETWEEN

                               INNOVO GROUP INC.

                                     AND

                                  JOE DAHAN


THIS EMPLOYMENT AGREEMENT (this "Agreement"), by and between INNOVO GROUP INC., a Delaware corporation (the "Company"), and JOE DAHAN (the "Employee"), shall be effective as of the 7th day of February, 2001.

                                   RECITALS

 WHEREAS, the Company is entering into an agreement, of even date herewith, with JD Design, LLC, a California limited liability company, the terms of which grant Company the right to use and exploit the "Joe's" trademark ("the Licensing Agreement");

 WHEREAS, the Company is creating the "Joe's Division" for the purposes of exercising its rights under the Licensing Agreement; and

 WHEREAS, the Company desires to hire the Employee as the President of the Joe's Division of the Company and Employee desires to accept such employment, upon the terms and subject to the conditions set forth in this Agreement.

 NOW, THEREFORE, in consideration of the promises and mutual covenants herein contained, and other good and valuable consideration, the Company and the Employee do hereby agree as follows:

1.	Definitions.

   (a)	"Accrued Obligations" shall mean (i) any amounts deferred by the Employee and not yet paid by the Company pursuant to a valid election to defer the receipt of all or a portion of such payments made in accordance with any plan of deferred compensation sponsored by the Company, (ii) any earned but unpaid vacation pay for the current year, (iii) any amounts owing to the Employee for reimbursement of expenses properly incurred by the Employee through the Date of Termination and which are reimbursable in accordance with the reimbursement policy of the Company.

  (b)	"Base Salary" shall have the meaning set forth in Section 5(a).

   (c)	"Board" shall mean the Board of Directors of the Company.

   (d)	"Cause" shall  mean  that the Employee has, in the judgment of a majority of the Board (i) committed a felony, or committed an act of fraud, embezzlement or theft in connection with his duties with the Company or in the course of his employment with the Company; (ii) willfully caused damage to property of the Company; (iii) been convicted of a criminal offense (either a misdemeanor involving acts of dishonesty, theft or moral turpitude, or a felony); or (iv) engaged in a willful and deliberate material breach of his obligations under Section 4 of this Agreement which breach (under this clause iv) has been communicated to the Employee with specificity by written notice, and which has not been cured to the reasonable satisfaction of the Board within a reasonable period of time, which shall not be less than ten (10) days, nor more than thirty (30) days, following receipt of such written notice by the Employee. The Board shall provide the Employee with an opportunity to meet with the Board in order to provide the Employee an opportunity to refute or explain acts or omissions referred to in such written notice. For the purpose of this Section, no act or omission shall be considered willful unless done or omitted to be done in bad faith and without reasonable belief that such act or omission was done in the best interest of the Company.

   (e)	(omitted)

   (f)	(omitted)

   (g)	"Constructive Termination" shall mean a material breach by the Company of its obligations under Section 4(a) or another material obligation of the Company under this Agreement, which failure has been communicated to the Company with specificity by written notice and which has not been cured within a reasonable period of time, which shall not be less than ten (10) days, nor more than thirty (30) days, following receipt of such written notice by the Company.

   (h)	"Date of Termination" shall have the meaning set forth in Section 6(e).

   (i)	"Disability" shall  mean  disability  whereby  the  Employee is unable to render the services provided for by this Agreement by reason of illness, injury or incapacity (whether physical, mental, emotional or psychological) for a period of either (i) ninety (90) consecutive days or (ii) one hundred eighty (180) days in any consecutive three hundred sixty-five (365) day period.

   (j)	"Incentive Plan" shall have the meaning as set forth in Section 5(b).

   (k)	"Notice of Termination" shall  have  the  meaning  as  set  forth  in
       Section 6(d).

   (l)	"Qualified Plan" shall mean any retirement plan that may be maintained by the Company which is intended to meet the requirements of the Internal Revenue Code of 1986, as amended.

   (m)	"Subsidiary" shall mean any majority-owned subsidiary of the Company.

2. 	Employment.  The Company hereby employs the Employee  as  the  President  of
"Joe's Division", and Employee hereby accepts such employment.

3. 	Term.  The  initial  term  (the "Initial  Term")  of  this  Agreement  shall commence on  the  date hereof and shall continue until the second anniversary of the date hereof  (the "Initial Expiration Date");  provided,  however, that this
Agreement shall  at  all  times  be subject to earlier termination in accordance with the provisions hereof.  On the Initial Expiration Date and each anniversary of the Initial Expiration Date,  the term of this  Agreement automatically shall be extended  for an  additional  one (1) year  term (the "Extended Term") unless either party  gives written  notice to  the other  not less than sixty (60) days prior to  the end of the then current term that it does not desire to extend the
Term.  For purposes of this Agreement, "Term" means the Initial Term and,  as so extended, the Extended Term.

4.	Position and Duties; Business Time.

  	(a)	Position and Duties.  The Employee shall serve  as the  President of  the
       Joe's Division  of  the Company or another position which shall be either of comparable rank or  a  promotion and  shall have such responsibilities and duties  as assigned  to him  by the  Chief Executive  Officer of  the
       Company or the Board from time to time, provided:  (i) such assignment of such  responsibilities  and  duties  are  those  which  are  customarily associated  with  the  responsibilities  of  a  president  of  an apparel division  involved  in the creation and production of a trademarked line;
       (ii) the position  in which the  Employee shall serve,  if different from the  position  specified  in  this  subsection  shall not have materially diminished  responsibilities  or  authority as compared with those of the position expressly set forth in this subsection.

   (b)	Business Time.  The  Employee  agrees to devote his full business time to the business and affairs of the Company and to use his best efforts to perform faithfully and efficiently the responsibilities assigned to her hereunder, to the extent necessary to discharge such responsibilities. Notwithstanding the foregoing, Employee may provide services to other companies and may pursue his own business interests, provided that (i) no such outside activities conflict with Employee's duties to the Company under this Agreement, and (ii) Employee continues to fully perform his obligations under this Agreement.

5.	Compensation.   The Employee shall  be entitled to the following compensation and benefits for so long as the Employee remains an employee of the Company:

   (a)	Base Salary.  The  Employee shall  receive a Base Salary payable in equal bi-weekly installments (or such other installments as are provided by the Company for employees generally) at an annual rate of $100,000. The Company shall review the Base Salary periodically and in light of such review may, in its sole discretion, increase (but not decrease) the Base Salary taking into account any change in the Employee's responsibilities, increases in compensation of other Employees with comparable responsibilities, performance of the Employee and other pertinent factors, and such adjusted Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

   (b)	Incentive and Savings Plans; Retirement and Death Benefit Programs. In so
       far as the Company has implemented any plan or program for its employees, the Employee shall be entitled to participate in all incentive and savings plans and programs, including stock option plans and other equity-based compensation plans, and in all employee retirement, Employee retirement and Employee death benefit plans on a basis no less favorable than that basis generally available to Employees of the Company holding comparable positions or having comparable responsibilities.

   (c)	Other  Benefit  Plans.   The  Employee,  his  spouse  and  their eligible
       dependents (as defined in, and to the extent permitted by, the applicable plan), as the case may be, shall be entitled to participate in or be covered under all medical, dental, group disability, group life, severance, accidental death and travel accident insurance plans and programs of the Company to the extent such plans and programs are generally available to Employees of the Company holding comparable positions or having comparable responsibilities.

  	(d)	Other Perquisites.  The Employee shall also be entitled to:

     		(i)	prompt  reimbursement  for  all  reasonable  expenses incurred by the
           Employee in  the performance of his duties and in accordance with the policies and procedures of the Company;

      (ii)	two (2) weeks  paid vacation, such paid vacation time to be increased
           (but not decreased) in accordance with Company policy.

   (e)	Equity Opportunity.  The  Employee shall  be  granted  a  qualified stock option under the Company's stock option plan on the date of commencement of his employment with the Company for the purchase of an aggregate of two hundred and fifty thousand (250,000) shares of common stock of the Company at an exercise price of one dollar ($1) per share, which option shall have a term of 4 years and shall vest in equal percentages monthly over a 24 month period (see Exhibit A attached hereto and incorporated
       herein  by  reference).   In  the  event  the  Employee's  employment  is
       terminated (i) by the Employee, (ii) due to Employee's death or Disability, or (iii) by the Company for Cause, any and all rights to any
       unvested options shall terminate.   In the event  there is a Constructive
       Termination  of  the  Employee's  employment  or  the  Company terminates
       Employee's employment for any reason other than for Cause, then Employee's rights in the options shall fully vest.

6.	Termination of Employment.

   (a)	Disability; Death.   The Company may  terminate the Employee's employment
       after having established the Employee's Disability, by giving to the Employee written notice of its intention to terminate his employment, and his employment with the Company shall terminate effective on the thirtieth (30th) day after receipt of such notice if the Employee shall fail to return to full-time performance of his duties within thirty (30)
       days after such receipt.   Notwithstanding the foregoing, the Company may
       not terminate Employee due to a disability if such termination would contravene any applicable Federal or State law. If the Employee dies during the term of this Agreement, his employment hereunder shall be deemed to cease as of the date of his death.

   (b)	Termination by the Company.  The Company  at any  time may  terminate the
       Employee's  employment for  Cause or  without Cause.   In the  event that
       Employee is terminated without cause, Employee shall still be entitled to receive, inter alia, all Accrued Obligations as well as the rights granted in Section 5(e) herein.

   (c)	Constructive Termination. In the event of a Constructive Termination, the
       Employee may terminate his employment but shall still be entitled to receive, inter alia, all Accrued Obligations as well as the rights granted in Section 5(e) herein.

   (d)	Notice of Termination.  Any  termination  by  the Company for Cause or by the Employee based on Constructive Termination shall be communicated by a written Notice of Termination to the other party hereto given in accordance with Section 14(c). For purposes of this Agreement, a "Notice of Termination" means a written notice given in the case of a termination for Cause, and in the case of Constructive Termination a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated, and (iii) if the termination date is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty
       (30) days after the receipt of such notice).

   (e)	Date of Termination.  For the purpose of this Agreement,  the term  "Date of Termination" means (i) in the case of a termination for which a Notice of Termination is required, the date of receipt of such Notice of Termination or, if later, the date specified therein, as the case may be, and (ii) in all other cases, the actual date on which the Employee's employment terminates.

7. 	Obligations  of  the  Company Upon Termination.   Upon  termination  of  the
Employee's employment with the Company,  the  Company shall have  the  following obligations:

   (a)	Death or Disability. If the Employee's employment is terminated by reason of the Employee's death or Disability, the Company shall have no further obligations to the Employee's legal representatives under this Agreement other than payment of the Accrued Obligations and obligations that may be statutorily imposed.

   (b)	Termination  other  than  by  Death  or  Disability.   If  the Employee's
       employment shall be terminated by the Company for Cause, or for any reason other than for Cause or the Employee's employment shall be terminated due to death or Disability, or the Employee terminates his employment, the Company shall pay the Employee the Accrued Obligations. With the exception of accrued vacation time which must be paid to the Employee upon the Date of Termination, the Employee shall be paid all such Accrued Obligations in a lump sum in cash within thirty (30) days of the Date of Termination and the Company shall have no further obligations to the Employee under this Agreement, unless otherwise required by
       Section 5 (e) hereof, by a Qualified Plan, pursuant to a valid election to defer the receipt of all or a portion of such payments made in accordance with any plan of deferred compensation sponsored by the Company, or as otherwise may be statutorily required.

8.	(omitted)

9. 	Non-exclusivity of Rights.  Nothing in this Agreement shall prevent or limit the Employee's  continuing  or  future  participation  in  any  benefit,  bonus, incentive  or  other plan  or  program provided by the Company and for which the
Employee  may  qualify,  nor  shall anything herein limit or otherwise prejudice such  rights  as  the Employee  may  have under  any  other agreements  with the
Company,  including,  but not limited to stock option agreements.  Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan or program of the Company at or subsequent  to  the Date of Termination shall be payable in accordance with such plan or program.

10.	(omitted)

11.	Dispute Resolution.

   	(a)	Consultations.  Employee  and  Company acknowledge  that the expeditious and  equitable  settlement  of  disputes  arising  with  respect  to the interpretation  or  performance  of  this  Agreement  or  in  connection
        herewith  is  to  their  mutual  advantage.   To  this  end, the parties
        therefore  agree  to use their best endeavors to resolve all differences of  opinion  and  to  settle  all  disputes  with  respect  to  such interpretation or performance of which any party shall have notified the other party in writing  through  cooperation  and  consultation  between themselves.

   	(b)	Disputes.  NOTIWTHSTANDING  THE  FOREGOING,  ANY DISPUTE,  CONROVERSY OR
        CLAIM  ARISING OUT  OF OR  RELATING TO THIS AGREEMENT SHALL BE SUBMITTED
        FOR FINAL AND BINDING ARBITRATION IN LOS ANGELES COUNTY,  CALIFORNIA, BY
        AN  INDEPENDENT  RETIRED  JUDGE  OF  THE  SUPERIOR  COURT  OF CALIFORNIA
        AVAILABLE  FOR  ALTERNATIVE  DISPUTE  RESOLUTION, IN ACCORDANCE WITH THE
        APPLICABLE  REULES  OF  JUDICIAL  ARBITRATION  AND  MEDIATION  SERVICE
        (:JAMS/ENDISPUTE),  OR  SUCH  OTHER  ALTERNATIVE  DISPUTE  ENTITY AGREED
        TO BY THE PARTIES IN WRITING; provided that:

      		(i)	any party wishing to submit such dispute to arbitration shall give a written notice of such intention to the  other  party,  which  shall describe  in  reasonable detail  the  issue in dispute and any other relevant facts;

     		(ii)	in no  event shall the arbitrator be related to, employed by or have had at  any time a substantial or ongoing business relationship with any of the parties or their respective affiliates;

    		(iii)	the  jurisdiction  of  the  arbitrator  shall  not be limited to any dispute or disputes identified in the said written notice;

     		(iv)	each  party  shall  pay  its  share  of  the  fees  required  by
            JAMS/ENDISPUTE,  such  as  arbitrator fees, a s and when required by
            JAMS/ENDISPUTE, subject to the arbitrator's discretion to reallocate such fees  as  part of any award or determination,  and if any party fails  to  pay its share when requested, the other party may move on ten days' prior  written  notice  before the arbitrator (or tribunal administrator if no arbitrator has yet been appointed) for a default award against the non-paying party);

      		(v)	JAMS/ENDISPUTE shall have the right and power to render all forms of relief,  including equitable relief,  but each party  shall have the right to  seek injunctive  or other  relief in court if necessary to protect its rights during the pendency of any arbitration;

     		(vi)	if any  proceeding must  be brought  to compel arbitration or if for any reason arbitration is found to be inapplicable, then the parties expressly agree  that  any action at law or in equity arising out of or relating  to  this Agreement) other  than  an action to enforce a judgment,  award or  ruling of  a court or arbitrator) will be filed only in the Courts of the State of California for the  County of Los
            Angeles,  or  the  United  States  District  Court  for  the Central
            District  of  California,  and the parties hereby consent and submit expressly  to  the  jurisdiction  of  such courts for the purpose of litigating any such action;

    		(vii)	each party  agrees  that  any arbitral award resulting from any such arbitration shall  be  enforceable against it in any jurisdiction to which such party or the assets thereof shall be subject; and

   		(viii)	each party  agrees not  to impede the enforceability of any decision or  award  of  the  arbitrators in any way, and without limiting the generality of  the foregoing,  no party will file objections against any such decision or award,  each  party hereby waiving the right to do so the extent permitted by applicable law.

12.	Confidential Information and Non-Solicitation.

    (a)	The  Employee  shall hold in a fiduciary capacity for the benefit of the
        Company all secret or confidential information, knowledge or data, including without limitation all trade secrets, relating to the Company and its business (i) obtained by the Employee during his employment by the Company, and (ii) which is not otherwise publicly known (other than by reason of an unauthorized act by the Employee) and is subject to efforts that are reasonable under the circumstances to maintain its secrecy. After termination of the Employee's employment with the Company, the Employee shall not, without the prior written consent of the Company, unless compelled pursuant to an order of a court or other body having jurisdiction over such matter, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it.

    (b)	Upon  termination  of  the  Employee's  employment  for  any reason, the
        Employee, for the twelve (12) month period following the Notice of Termination (or the Date of Termination if no such notice is given), shall not, on his own behalf or on behalf of any person or entity, directly or indirectly solicit or aid in the solicitation of any employees of the Company to leave their employment.

    (c)	The  Employee  agrees  that  the  covenants  of confidentiality and non-
        solicitation contained in this Section 12 are reasonable covenants under the circumstances and necessary to protect the business interests and properties of the Company. The Employee agrees that irreparable loss and damage will be suffered by the Company should the Employee breach any of the covenants contained in this Section 12. Accordingly, the Employee agrees that the Company, in addition to all remedies provided at law or in equity, shall be entitled to a temporary restraining order and temporary and permanent injunctions to prevent a breach or contemplated breach of any of the covenants contained in this
        Section 12. In addition, in the event that this Section 12 is determined to be unenforceable in part, it shall be construed to be enforceable to the maximum extent permitted by law.

    (d)	As used  in  this Section 12,  "Company" shall include all subsidiaries, affiliates and divisions of the Company.

13.	Successors and Assignment.

   (a)	This Agreement is personal to the Employee and, without the prior written consent of the Company, shall not be assignable by the Employee otherwise
       than by will or the laws of descent  and  distribution.   This  Agreement
       shall inure to the benefit of and be enforceable by the Employee's legal representatives.

   (b)	This  Agreement  shall  inure  to  the benefit of and be binding upon the
       Company and its successors. The Company shall require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

   (c)	Both  parties agree that this Agreement may be assigned to a wholly owned subsidiary of the Company, which subsidiary shall be formed for the sole purpose of the terms of, and operations under, the Licensing Agreement.

14.	Miscellaneous.

   (a)	Applicable Law.  This  Agreement  shall  be  governed by and construed in accordance with the laws of the State of California, applied without reference to principles of conflict of laws.

   (b)	Amendments.  This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors or legal representatives.

   (c)	Notices.  All notices and  other  communications  hereunder  shall  be in writing and shall be given by hand delivery to the other party, by overnight delivery or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                       		If to the Employee:		Joe Dahan
                                        						5804 E. Slauson Avenue
                                        						Commerce, CA 90040

                         	If to the Company:		Innovo Group Inc
						                                        2633 Kingston Pike, Suite 100
                                        						Knoxville, TN 37919
                                        						Attn:  General Counsel

(with a copy to the attention of the Secretary or to such other address as either party shall have furnished to the other in writing in accordance herewith). Communications delivered by hand or by overnight delivery shall be deemed received on the date of delivery and communications sent by registered or certified mail shall be deemed received three (3) business days after the sending thereof.

    (d)	Tax Withholding.  The  Company  may  withhold  from  any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

    (e)	Severability. 	The invalidity or unenforceability  of  any  provision of
        this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

    (f)	Captions.  The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.

    (g)	Entire Agreement.  This Agreement expresses the entire understanding and agreement of the parties regarding the terms and conditions governing the Employee's employment with the Company; provided, however, that except as specifically provided herein, the terms of this Agreement do not supersede the terms of any grant or award to the Employee under any stock option or profit sharing program of the Company.

  IN WITNESS WHEREOF, the Employee has hereunto set his hand and the Company has caused this Agreement to be executed in its name on its behalf, all effective as of the day and year first above written.

                                                INNOVO GROUP INC.

                                          						By: /s/ Jay Furrow
                                                    --------------
                                                    Jay Furrow
                                                Its: President


                                                    /s/ Joe Dahan
                                                    -------------
                                               					JOE DAHAN (Employee)



Exhibit 10.82

NEITHER THIS OPTION NOR THE UNDERLYING COMMON SHARES HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE CORPORATION WILL NOT TRANSFER THIS OPTION OR
THE UNDERLYING COMMON SHARES UNLESS (i) THERE IS AN EFFECTIVE REGISTRATION COVERING SUCH OPTION OR SUCH SHARES, AS THE CASE MAY BE, UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATES SECURITIES LAWS, (ii) IT FIRST RECEIVES A LETTER FROM AN ATTORNEY, ACCEPTABLE TO THE BOARD OF DIRECTORS OR ITS AGENTS, STATING THAT IN THE OPINION OF THE ATTORNEY THE PROPOSED TRANSFER IS EXEMPT FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933 AND UNDER ALL APPLICABLE STATE SECURITIES LAWS, OR (iii) THE TRANSFER IS MADE PURSUANT TO RULE 144 UNDER THE SECURITIES ACT OF 1933.


                                 INNOVO GROUP, INC.

                              STOCK INCENTIVE AGREEMENT

  This Stock Incentive Agreement (this "Agreement") is entered into this 7th day of February, 2001 by and between INNOVO GROUP INC., a Delaware corporation with its offices located at 2633 Kingston Pike, Suite 100, Knoxville, TN 37919, (the "Corporation"), and Joe Dahan, a California resident whose principal address is 2872 Nichols Canyon Road, Los Angeles, CA 90046 ("Dahan").

  WHEREAS, the Corporation has entered into an Employment Agreement with Dahan of even date herewith, a copy of which is attached hereto as Exhibit A and the terms of which are incorporated herein by reference (the "Employment Agreement");

  WHEREAS, the terms of the Employment Agreement provide that the Corporation provide an option for Dahan to purchase shares of the Corporation's common stock ("Shares");

  WHEREAS, this Agreement will provide equity incentives for Dahan to become and remain a key employee of the Corporation, by granting Dahan options to purchase shares of the Corporation's common stock ;

  WHEREAS, in order to provide the aforementioned equity incentives to Dahan the Board has determined to grant Dahan an incentive option ("Option") to purchase 250,008 shares under the Corporation's 2000 Employee Stock Incentive Plan (the "Plan") subject to the further terms and conditions stated in this Agreement.

  NOW THEREFORE, IT IS AGREED AS FOLLOWS:

Section 1. Grant of Option. Subject to the terms and conditions of the Plan, this Agreement and the Employment Agreement, the Corporation hereby grants to Dahan, during the period ending at 5:00 p.m. Knoxville, Tennessee time on February 7, 2005 ("Expiration Date"), the option to purchase from the Corporation, from time to time, at a price of $1.00 per Share ("Exercise Price"), up to, but not to exceed, an aggregate of 250,008 Shares ("Option Shares").

Section 2.  Exercise of Option.

2.1	 Date Exercisable.  This Option  shall  become  exercisable  by  Dahan  with respect to 10,417 Shares per month for the next 24 months after the date of this  Agreement  and  during  which  time  Dahan  continues  to serve as an employee of the Corporation, up to a maximum of 250,008 Shares.

2.2	 Manner of Exercise.   This  Option  may be exercised in whole or in part by
     delivery  to  the  Corporation,  from time to time,  of a written notice in substantially  the  form  set  forth  in Exhibit B hereto, signed by Dahan, specifying the number of Option Shares that Dahan then desires to purchase, together with cash,  certified check, or bank draft payable to the order of the  Corporation,  or other form of  payment acceptable to the Corporation, for an amount of  United States dollars equal to the Exercise Price of such shares. The Corporation may, in its sole discretion, elect to allow payment of all or a portion of the Exercise Price to be secured by  a  pledge,  the form  and  substance  of  which must  be  in  a  form satisfactory  to  the
     Corporation.

2.3	 Certificates.  Promptly  after  any  exercise  in  whole or in part of this
     Option  by  Dahan,  the Corporation shall deliver to Dahan a certificate or certificates  for  the  number  of Option Shares with respect to which this
     Option was so exercised, registered in Dahan's name.

2.4	 Duration of Option.   This Option,  to the extent not previously exercised,
     shall terminate upon the earliest of the following dates:

     2.4.1	 the Expiration Date;

     2.4.2	 immediately  upon  Dahan's  resignation  or  upon the termination of
            Dahan  by  the  Company  for  cause,  as  "cause"  is defined in the
            Employment Agreement; or

     2.4.3	 upon Dahan's termination  as  an employee, if such termination is by reason  of  Dahan's  disability (as defined in IRC Section 22(e)(3))
            or death.

Section 3.  Transferability.

3.1	 Restriction.  This  vested  portion  of  this Option is not transferable or assignable except by will or by the laws of descent and distribution.

3.2 	Exercise in Event of Death or Disability. Whenever the word "Dahan" is used in  any  provision of this Agreement under circumstances when the provision should  logically  be  construed  to  apply  to  Dahan's  guardian,  legal representative,  executor,  administrator, or the person or persons to whom the vested portion  of  this Option may be transferred by testamentary will or  by  the  laws  of  descent  and distribution, the word "Dahan" shall be deemed to include such person or persons.

3.3 	No Rights As Shareholder Prior  To  Exercise.   Dahan shall not,  by virtue
     hereof,  be  entitled  to  any  rights of a shareholder in the Corporation, either  at  law or equity,  unless and until this Option is exercised.  The rights  of  Dahan are limited to those expressed in this Option and are not enforceable against the Corporation except to the extent set forth herein.

Section 4.  Anti-Dilution Provisions.

4.1	 The number and kind of Shares purchasable upon the exercise of this  Option and the  Exercise Price shall be subject to adjustment from time to time as follows:

     4.1.1	 In  case  the  Corporation  shall  (i)  pay  a  dividend  or  make a distribution  on  the  outstanding  Shares  payable  in Shares, (ii)
            subdivide  the  outstanding Shares into  a greater number of Shares,
            (iii) combine the outstanding Shares into a lesser number of Shares, or  (iv)  issue by reclassification of  the Shares any Shares of the
            Corporation,  Dahan shall thereafter be entitled,  upon exercise, to receive the number and kind of shares which, if this Option had been exercised immediately prior  to  the happening  of such event, Dahan would  have  owned  upon  such exercise and been entitled to receive upon  such  dividend,  distribution,  subdivision,  combination,  or reclassification.  Such adjustment shall become effective on the day next following (i) the record date of such dividend or distribution, or  (ii)  the  day  upon  which  such  subdivision,  combination, or reclassification shall become effective.

      4.1.2	In  case  the  Corporation  shall  consolidate or merge into or with another corporation, or in case the Corporation shall sell or convey to any other person or persons all or substantially all the property of  the  Corporation,  Dahan  shall  thereafter  be  entitled,  upon exercise,  to  receive  the  kind  and  amount  of  shares, other securities,  cash,  and property receivable upon such consolidation, merger,  sale,  or conveyance by  a  holder  of the number of Shares which  might  have  been  purchased  upon  exercise  of  this Option immediately  prior  to  such  consolidation,  merger,  sale,  or conveyance,  and shall have no other conversion rights.  In any such event,  effective  provision  shall  be  made, in the certificate or articles of incorporation of the resulting or surviving corporation, in any contracts of sale and conveyance, or otherwise  so  that,  so far  as  appropriate  and  as  nearly  as  reasonable  may  be,  the provisions  set  forth  herein  for  the protection of the rights of
            Dahan shall thereafter be made applicable.

     4.1.3 	Whenever the  number  of  Shares purchasable upon exercise  of  this
            Option  is adjusted pursuant to this Section, the Exercise Price per
            Share  in effect immediately prior to such adjustment by a fraction, of  which  the  numerator shall  be the number of Shares purchasable upon exercise  of  this Option immediately prior to such adjustment, and  of  which  the  denominator  shall  be  the number of Shares so purchasable  immediately after such adjustment, shall be adjusted so that so that the aggregate Exercise Price of this Option remains the same.

     4.1.4	 No adjustment  in  the  number of Shares which may be purchased upon exercise  of  this  Option shall  be required unless such adjustment would require an increase or decrease of more than 1/100 of a  Share in  the  number  of Shares  which  may  be  so  purchased, provided, however,  that any adjustment which by reason of this Section is not required to  be made shall be carried forward cumulatively and taken
            into account in any subsequent calculation.   All calculations under
            this  Section  shall  be  made to the nearest cent or to the nearest one-hundredth of a Share, as the case may be.

     4.1.5 	In  the  event  that  at any time, as a result of an adjustment made pursuant to this Section,Dahan shall become entitled to receive upon exercise  of  this  Option cash,  property, or securities other than
            Shares, then references to Shares in this Section shall be deemed to apply,  so far as appropriate and as nearly as may be, to such cash, property, or other securities.

     4.1.6 	Irrespective  of  any  adjustments  in  the Exercise Price or in the number  or  kind of Shares purchasable upon exercise of this Option, the form of Options theretofore or thereafter issued may continue to express the same price  and  number and kind of shares as are stated
            in this Option.

Section 5. Officer's Certificate. Whenever the number or kind of securities purchasable upon exercise of this Option or the Exercise Price shall be adjusted as required by the provisions of Section 4, the Corporation shall forthwith file with its Secretary or its Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjusted number of kind of securities purchasable upon exercise of this Option and the adjusted Exercise Price determined as herein provided and setting forth in reasonable detail such facts as shall be necessary to show the reason for and the manner of computing such adjustments. Each such officer's certificate shall be made available at all reasonable times for inspection by Dahan and the Corporation shall, forthwith after each such adjustment, mail by certified mail a copy of such certificate to Dahan.

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

Section 7. No Waiver of Corporation's Right to Terminate Employment. Nothing in this Agreement shall be construed to confer or shall be deemed to confer on Dahan any right to continue as an employee of the Corporation, or to continue any other relationship with, the Corporation or any parent or subsidiary of the Corporation, or limit in any way the right of the Corporation or its shareholders to terminate Dahan's employment or other relationship at any time, with or without cause, subject to the provisions of the Employment Agreement.

Section 8.  Compliance With Securities Laws.

8.1	 No Exercise Until Compliance.    If  the Corporation at any time determines
     that registration or qualification of the Shares or this Option under state or federal law, or the consent or approval of any  governmental  regulatory body,  is necessary or desirable, then this Option may not be exercised, in whole  or  in  part,  until such registration,  qualification,  consent, or approval shall  have  been effected  or obtained free of any conditions not acceptable to the Corporation..

8.2 	Investment Interest.  If  required  by  the  Corporation at the time of any exercise  of this Option as a condition to such exercise, Dahan shall enter into  an agreement with the Corporation in form satisfactory to counsel for the  Corporation  by  which  Dahan  (i) shall represent that the Shares are being acquired  for  Dahan's own account for investment and not with a view to,  or  for  sale  in connection with,  any resale or distribution of such
     Shares, and (ii) shall agree that, if Dahan should decide to sell,transfer, or otherwise,  dispose of any of such Shares,  Dahan may do  so only if the shares  are  registered under  the  Securities Act of 1933 and the relevant state  securities  laws,  unless,  in  the  opinion  of  counsel  for  the
     Corporation, such registration is not required, or the transfer is pursuant to the Securities and Exchange Commission Rule 144; provided, however, that the  Corporation agrees  to  use  its  best efforts to cause a Registration
     Statement  on Form S-8 with respect to the Shares issuable upon exercise of this Option to  be  filed and declared effective as soon as is practicable, and to maintain the effectiveness of such Registration Statement until such time as the Option has been fully exercised or terminated.

Section 9. Violation. Any provision of this Agreement to the contrary notwithstanding, this Option shall not be exercisable at any time, in whole or in part, if issuance and delivery of the Option Shares would violate any law or registration. The Corporation hereby warrants and represents that it presently has no reason to believe that the Agreement violates any laws or registrations.

Section 10. Representations of Dahan. Dahan represents that he has been advised that he is not being represented in this transaction by the Corporation's attorneys and that Dahan has been advised to seek separate legal counsel for advice in this matter.

Section 11. Notices. Any notice under this Agreement shall be in writing and shall be effective when actually delivered in person or three days after being deposited in the U.S. mail, registered or certified, postage prepaid and addressed to the party at the address stated in this Option or such other address as either party may designate by written notice to the other.

Section 12. Law Governing. This Option shall be governed by and construed in accordance with the laws of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this agreement as of the date first above written.

                                    INNOVO GROUP INC.

                               					By:	/s/ Jay Furrow
                                        --------------
                                 							Jay Furrow, President

                                        /s/ Joe Dahan
                                        -------------
               							                  Joe Dahan


                               EXHIBIT B

                            INNOVO GROUP INC.
                      NOTICE OF EXERCISE OF OPTION


I hereby exercise my rights under the Stock Incentive Agreement ("Agreement") granted by INNOVO GROUP INC. ("Corporation") and seek to purchase _____________ shares of common stock of the Corporation pursuant to said Agreement. I understand that this exercise is subject to all the terms and provisions of the Agreement.

Enclosed is my check in the sum of $_______________ in payment for such shares.

Dated:_____________,________




____________________________
Signature


___________________________
Address

___________________________
City, State, Zip

___________________________
Social Security Number


Receipt is hereby acknowledged of the delivery to me by INNOVO GROUP INC. of certificates for _________________________ common shares of the Corporation purchased by me pursuant to the terms and conditions of the Agreement referred to above.


Date:_____________,________


__________________________
Signature


Exhibit 10.83

                              LICENSE AGREEMENT


  THIS LICENSE AGREEMENT made as of February 7th, 2001,by and between JD Design, LLC, a California limited liability company ("Licensor"), with a principal place of business at 5804 E. Slauson Avenue, Commerce, CA 90040, and Innovo Group Inc., a Delaware corporation ("Licensee"), with a principal place of business at 2633 Kingston Pike, Suite 100, Knoxville, TN 37919.

  WHEREAS, Licensor has developed a brand of high quality apparel, accessories and related merchandise bearing the "Joe's" label; and

  WHEREAS, Licensee desires to obtain, and Licensor is willing to grant, an exclusive license pursuant to which Licensee shall have the right to use the "Joe's" label on a world-wide basis for the purposes and on the terms set forth herein;

  NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and undertakings hereinafter set forth, the parties hereto agree as follows:

1.	Definitions.  As used herein, the term:

1.1	"License"  shall  mean  the  exclusive,  non-assignable  right  to  use  the
Trademarks  in  connection  with  the manufacture and/or importation and sale of
Licensed Products in the Territory.

1.2	"Licensed Products" shall mean those items set forth  on Schedule A attached hereto and made a part hereof, and all bearing the Trademarks.

1.3	"Licensor"  shall  mean  JD  Design,  LLC,  a  California  limited liability company.

1.4	"Licensee" shall  mean  Innovo Group Inc., a corporation organized under the laws of Delaware.

1.5	"Territory" shall mean all parts of the world including, without limitation, the United States of America,  its territories and possessions (including Puerto
Rico) and any military bases and duty free shops situated therein.

1.6	"Trademarks"  shall  mean  the  trademarks  set forth on Schedule B attached hereto. Licensor shall have the sole right to determine the manner in which each
Trademark shall be used in connection with each particular Licensed Product. The parties hereto acknowledge that approval of the Trademarks set forth on Schedule
B are pending approval by the U.S. Patent and Trademark Office.


2.	Grant of License.

2.1	Subject to the terms and provisions hereof,  Licensor hereby grants Licensee and  Licensee hereby  accepts  the  License.  Licensor  shall  neither  use  nor authorize  third  parties  to  use  the  Trademarks  in  connection  with  the manufacture,  sale  and/or  importation  of  Licensed  Products in the Territory during the term of this Agreement without Licensee's prior approval.

2.2	Licensee shall not have the right to use Licensee's name and label  on or in connection  with  the Licensed  Products,  except with  the  prior  approval  by
Licensor of the use and placement  of Licensee's name.   Licensee shall,  at the
option  of  Licensor,  include  on  its  business  materials and/or the Licensed
Products  an  indication  of  the  relationship of  the parties hereto in a form approved by Licensor.

2.3	Licensor represents and warrants that it has full corporate right, power and authority  to  enter into  this  Agreement,  to  perform all  of its obligations hereunder, and to consummate all of the transactions contemplated herein.

2.4	Except  as  specifically authorized under this Agreement, Licensee shall not purport to grant any right,  permission or license hereunder to any third party, whether at common law or otherwise.

2.5	Licensee  recognizes  that  there  are  many  uncertainties  in the business contemplated  by  this  Agreement.  Licensee  agrees  and  acknowledges  that no representations,  warranties  or  guarantees  of  any  kind  have  been  made to
Licensee, either by Licensor or by anyone acting on its behalf, other than those
expressly  contained  in  this  Agreement.   For  example,  no  representations
concerning  the  value  of  the  Licensed Products or the prospects for sales or profit  levels  have  been  made;  rather Licensee has made it's own independent business evaluation in deciding  to  manufacture  and  distribute  the  Licensed
Products pursuant to the terms of this Agreement.

3.	Design Standards and Prestige of Licensed Products.

3.1	Licensee acknowledges  that  the  Trademarks  have  established prestige and goodwill  and are recognized in the minds of the public, and that it is of great importance  to  each party that  the high standards and reputation that Licensor has  established  be  maintained  in  the  manufacture  and sale of the Licensed
Products.   Accordingly,  all  items  of Licensed Products manufactured by or on
behalf of the Licensee shall be of high quality and high workmanship.   Licensee
shall  supply Licensor  with samples  of  the Licensed Products  (including,  if
Licensor  so  requests,  samples of  labeling  and  packaging used in connection therewith)  and  shall obtain Licensor's  approval  prior placing  such items in production.  Licensor shall provide such approval in writing within 10 days from
receipt of any such samples.   Licensor's failure to provide written approval or
rejection of any such items  within 10 days from receipt thereof shall be deemed to be an approval. Licensee shall also provide Licensor with samples of Licensed products,  labeling and packing from time to time during production,  and shall, at  all  times  during  the  term  hereof,  upon  Licensor's  request,  make its manufacturing facilities available to Licensor,  and  shall use its best efforts to  make available  each subcontractor's manufacturing facilities for inspection by Licensor's representatives during normal working hours.

3.2	In the event that any Licensed Product is, in the judgment of Licensor,  not being manufactured, distributed or sold with first quality workmanship, Licensor shall notify  Licensee thereof in writing and Licensee shall promptly adjust the manufacturing,  distribution  and  sales processes  for such Licensed Product to
conform  thereto.   If  a  Licensed  Product  does  not  strictly  conform after
Licensor's request and such strict conformity is not achieved after at least one
(1)  resubmission,  at  the  option of Licensor the Trademarks shall be promptly removed from all defective Licensed Product.  In that event the Licensed Product may  be sold by Licensee, provided the product does not contain any tags, labels or  other identifying marks which  bear  the Trademarks without Licensor's prior approval.

3.3	Licensee  shall  make  its personnel, and shall use its best efforts to make the  personnel of  any  of  its  sublicensees,  contractors, suppliers and other resources,  available  by  appointment  during  normal  business  hours  for consultation with the Licensor.  Licensee shall make available to Licensor, upon reasonable notice,  marketing plans,  reports and information which Licensee may have with respect to Licensed Products in the Territory. At least once each year during the term hereof, if so desired by Licensor, senior executive personnel of
Licensor  and  Licensee  shall  arrange  meetings  to discuss the conduct of all activities hereunder  (including, without limitation, strategies for maintaining brand  images  in  the  Territory) and to pursue in good faith the resolution of problems which may be encountered by them.

4.	Marketing.

4.1	The sale and distribution of the Licensed Products in the Territory shall be performed exclusively by Licensee or under its supervision or control.

4.2	Licensee acknowledges that in order to preserve the goodwill attached to the
Trademark,  the  Licensed Products are to be sold at prices and terms reflecting the prestigious nature  of  the  Trademarks,  it being understood, however, that
Licensor  is  not empowered  to fix or regulate the prices at which the Licensed
Products are to be sold, either at the wholesale or retail level.

4.3	Licensee shall maintain the high standards of the Trademark and the Licensed
Products,  in all advertising, packaging and promotion of the Licensed Products.
Licensee  shall  not  employ  or  otherwise  release  any of such advertising or packaging  or  other business  materials  relating  to  any Licensed Products or bearing the Trademark, unless and until Licensee shall have received approval by
Licensor.   Licensee may include  on its business materials an indication of the relationship of the parties hereto in a form approved by Licensor.

 .4	Consistent with  the  high quality and prestige of the Trademark and products manufactured by,  or  under license from,  Licensor and its affiliates, Licensee undertakes,  during  the term hereof,  diligently  to manufacture  and sell  all
Licensed Products,  to use its best efforts to create a demand therefore, supply such  demand,  and  maintain  adequate  arrangements  and  facilities  for  the distribution of Licensed Products throughout the Territory. As an essential part of its  distribution  program,  Licensee  shall  maintain  adequate  inventories
(consistent  with  good  industry  practice)  of  all  Licensed  Products  at distribution  points  reasonably  adequate  to  satisfy  the requirements of its customers for a full line of such Licensed Products and to expedite the delivery thereof.

5.	Trademark Protection.

5.1	Licensee  shall  cooperate  fully  and  in  good faith with Licensor for the purpose  of securing and preserving Licensor's rights in and  to the Trademarks.
If Licensor and Licensee agree that registering Licensee's exclusive rights with respect  to  the Trademarks in  the Territory is appropriate, each of them shall undertake such action as may be necessary to obtain such registration; provided, however,  that the cost of obtaining and maintaining such  registration shall be
borne  by Licensee.   Neither Licensor  nor Licensee shall act unreasonably with respect to a request of the other in connection with the preceding sentence.

5.2	Licensee shall not,  during the term  of  this Agreement  or thereafter, (a)
attack Licensor's title  or  rights in and to the Trademarks in any jurisdiction or attack the validity of this License or the Trademarks or (b) contest the fact that Licensee's rights under  this Agreement (i) are solely those of a licensee, manufacturer and distributor and (ii)  subject to the provisions of paragraph 10 hereof,  cease  upon  termination  of  this  Agreement.  The  provisions of this paragraph 5.2 shall survive the termination of this Agreement.

5.3	All right,  title and interest in and to  all samples,  patterns,  sketches, designs, artwork, logos and other materials furnished by or to Licensor, whether created by Licensor  or  Licensee,  are  hereby  assigned in perpetuity to,  and shall  be  the  sole property of,  Licensor, as the case may be.  Licensee shall assist Licensor  to the extent necessary in the protection of or the procurement of any protection of Licensor's rights to the Trademarks and the designs, design patents  and  copyrights  furnished  hereunder,  and  Licensor,  if  Licensor so desires, may commence or prosecute any  claims or suits  in Licensor's  own name or,  if  legally necessary  and  permissible,  in  the name  of Licensee or join
Licensee as a party thereto.  Licensee shall promptly notify Licensor in writing of any  uses which may be infringements or imitations by others of the Trademark on  articles similar  to  those covered  by  this Agreement  which  may  come to
Licensee's attention. Licensor shall have the sole right to determine whether or not  any  action shall  be  taken  on  account  of  any  such  infringements  or imitations,  and  shall  bear  one  hundred  percent  (100%) of the costs of all actions  or  proceedings  it elects to take; provided, however, that if Licensor declines to take action with respect  to  a particular  infringer  Licensee may, with  Licensor's  prior written consent,  undertake such  action  at  Licensee's expense.

6.	Royalties and Warrant.

6.1	Licensee shall pay to Licensor earned royalties based on the net sales price
of all Licensed Products sold by Licensee.   Earned royalties shall be an amount
equal to  three percent (3%) applied to the "Net Sales" of all Licensed Products sold  under  this  Agreement,  including,  without  limitation,  any  sales made pursuant to the terms  of  paragraph 10 hereof.  Licensee shall prepare or cause to be prepared a "Statement of Operations" which reflects the computation of the
Net Sales for all Licensed Product sold during the period commencing on the date hereof and ending on July 31, 2001 and for each six-month period ending the last day  of  July  and  January  of  each  consecutive  year  thereafter ("Reporting
Periods").  A Statement  of  Operations shall  be furnished to Licensor together with payment of the earned royalties, if any, for each Reporting Period no later than  September 30  (for Reporting Periods ending  on  the  last day of July) or
March  31  (for Reporting Periods ending  on  the last day of January). The term
"Net Sales"  shall  mean with respect  to  customers who  are  not affiliates of
Licensee,  gross sales less trade discounts, merchandise returns, sales taxes or
VAT  taxes.   In  the  event  Licensee  sells  Licensed  Products  to any of its affiliates,  Net  Sales  Price  shall be calculated by determining the bona fide gross sales  price  for such  Licensed Product  to  comparable independent (non-
affiliate) customers,  irrespective of  Licensee's internal accounting treatment of such sales,  and  deducting therefrom customary trade discounts,  merchandise
returns, sales taxes or VAT taxes.   All merchandise  returns shall be reflected
in the Statement of Operations for the Reporting Period in which the returns are
actually made.   For purposes  of  this Agreement,  affiliates of Licensee shall mean  all  persons and business entities,  whether  corporations,  partnerships, joint ventures  or  otherwise,  which now  or hereafter control, or are owned or controlled, directly or indirectly by Licensee, or are under common control with
Licensee.   Licensee shall separately account for all sales to affiliates in all
Statements of Operations provided to Licensor.

6.2	If  the  payment of  any installment of royalties is delayed for any reason, interest  shall  accrue on  the unpaid principal amount of such installment from and after  the date which is 10 days after the date the same became due pursuant to  paragraph 6.1  hereof at  the prime rate of interest then in effect at Chase
Manhattan Bank, New York, New York or any successor bank.

6.3	The  obligation  of  Licensee  to  pay royalties hereunder shall be absolute
notwithstanding any claim which Licensee may assert against Licensor.   Licensee
shall not have the right  to set-off, compensate or make any deduction from such royalty payments for any reason whatsoever.

6.4	All  references  to  dollars  in  this Agreement  shall, except as otherwise expressly provided herein, mean U.S. dollars.  All royalties due hereunder shall be paid in U.S. dollars.

6.5	In  the  event both  the  Net Sales Target  and  the Gross Profit  Target of
Licensed Products  are  achieved with respect  to the any of the years ending on the dates provided  in  the schedule below,  then  Licensor shall be entitled to additional royalty  payments  ("Additional Royalty Payments") established by the schedule  with  respect  to  those  years  in which both the Net Sales and Gross
Profit Targets are achieved:

Year Ending       Revenue Target     Gross Profit Target    Add. Roaylty Payment
-----------       --------------     -------------------    --------------------
 12-31-01           $ 2 million             55%                  $ 60,000
 12-31-02           $ 4 million             55%                  $100,000
 12-31-03           $ 8 million             55%                  $160,000
 12-31-04           $15 million             55%                  $225,000


The Licensor shall have the option to receive any Additional Royalty Payments in cash or Innovo Group Inc. common stock. If the Licensor chooses to receive Additional Royalty Payments in Innovo Group Inc. common stock, the stock shall be priced at the 10-day average closing market price prior to January 31st of the year following the year in which the Net Sales and Gross Profit Targets where achieved.

For purposes of this Agreement, Net Sales shall mean gross sales minus dilution, including, but not limited to, chargebacks, returns, promotions and allocations. For purposes of this Agreement, Gross Profit shall be calculated in accordance with Generally Accepted Accounting Principles (GAAP) and shall mean Nets Sales less costs of goods sold. Cost of goods sold shall include, but shall not be limited to, costs of raw materials, trims, labels, and packaging materials, as well as manufacturing and assembly costs actually incurred by Licensor.

6.6 In the event  that the Net Sales and Gross Profit Targets established by the schedule in paragraph 6.5 are achieved in any one of the scheduled years, then Licensor shall receive warrants for 250,000 shares of Innovo Group Inc. common stock with an exercise price of $1 per share, with a 4-year term and equal monthly vesting over the first 24 months. When a Revenue Target is achieved, the warrants shall be issued immediately following the year end of the year in which the Net Sales Target is achieved and the vesting period and term shall commence immediately upon issuance. Licensor shall not be entitled to any additional warrants if the Net Sales Targets are reached in more than one of the scheduled years.

7.	Accounting.

7.1	Licensee  shall  at  all  times  keep  an accurate account of all operations within  the  scope  of  this Agreement and shall render a full statement of such operations for each Reporting Period in writing to Licensor in its  Statement of
Operations in accordance with paragraph 6.1 hereof.  The Statement of Operations shall account  separately for  each different  category of Licensed Products and shall itemize aggregate gross sales, trade discounts, merchandise returns, sales of miscuts and damaged merchandise and net sales for the Reporting Period.  Such statements  shall  be  in  sufficient  detail  to  be  audited from the books of
Licensee.   Once annually,  if requested in writing by Licensor, which may be in connection  with  the  regular  annual audit of Licensee's books, Licensee shall furnish  an  annual Statement  of  Operations reflecting  aggregate gross sales, trade discounts, merchandise returns sales taxes and VAT taxes and resulting Net
Sales  of  all  Licensed Products made or sold by Licensee which is certified by
Licensee's  chief financial officer or, if Licensee's records are examined by an
independent  accountant,  by  such  independent  accountant.   Each Statement of
Operations furnished  by  the Licensee shall be certified by the chief financial officer of Licensee.

7.2	Licensor  and  its duly authorized representatives shall have the right,  on reasonable  notice  and  during  regular business hours, for the duration of the term of this Agreement and for one (1) year after the expiration of the disposal period  set  forth in paragraph 10.2 hereof, to examine the books of account and records  and  all  other documents, materials and inventory in the possession or under  the control of Licensee and its successors with respect to the statements and  information required  pursuant to  paragraphs 6.1 and 7.1 hereof.  All such books of  account,  records and documents shall be maintained and kept available by Licensee  for  at least the duration of this Agreement and for five (5) years
thereafter.   Licensor shall have free and full access thereto in the manner set forth above and shall have the right to make copies and/or extracts therefrom.

8.	Term.

  (a)	The term of  this Agreement shall commence as of the date hereof and shall terminate on February 7, 2011 (the "Initial Term").

  (b)	If no Event  of  Default  (as defined in paragraph 9.1 hereof)  shall have occurred and not been cured or waived, Licensee shall have the option, upon providing notice to Licensor on or before June 30, 2010, to renew this Agreement for an additional (10) year period (the "First Renewal Term") so as to expire on February 7, 2021, on the terms and conditions set forth herein.

  (c)	If  no  Event  of  Default (as defined in paragraph 9.1 hereof) shall have occurred and not been cured or waived, Licensee shall have the option, upon providing notice to Licensor on or before June 30, 2020, to renew this Agreement for an additional ten (10) year period (the "Second Renewal Term") so as to expire on February 7, 2031, on the terms and conditions set forth herein, except that there shall be no further option of renewal.

9.	Default; Change of Control.

9.1	Each  of  the  following  shall  constitute  an  event of default ("Event of
Default") hereunder:

  (i)	Any installment  of royalty payments is not paid when due and such default continues for more than fifteen (15) days after written notice thereof to Licensee; or

  (ii)	Licensee defaults  in performing any of the other terms of this Agreement and continues in such default for a period of thirty (30) days after notice thereof (unless the default cannot be cured within such thirty (30) day period and Licensee shall have commenced to cure the default and proceeds diligently thereafter to cure within an additional fifteen (15) day period); or

  (iii)	If Licensee shall, after thirty (30) days' written notice from Licensor, continue to use the Trademarks in an unauthorized or improper manner and/or if Licensee shall make an unauthorized disclosure of confidential information or materials given or loaned to Licensee by Licensor which, unless it relates to designs or business plans for upcoming seasons, is expressly designated by Licensor as confidential when so given or loaned; or

  (iv)	Licensee  institutes proceedings seeking relief under a bankruptcy act or any similar law, or consents to entry of any order for relief against it in any bankruptcy or insolvency proceeding or similar proceeding, or files a petition for or consent or answer consenting to reorganization or other relief under any bankruptcy act or other similar law, or consents to the filing against it of any petition for the appointment of a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of it or of any substantial part of its property, or a proceeding seeking such an appointment shall have been commenced without Licensee's consent and shall continue undismissed for sixty (60) days or an order providing for such an appointment shall have been entered, or makes an assignment for the benefit of creditors, or admits in writing its inability, to pay its debts as they become due or fails to pay its debts as they become due, or takes any action in furtherance of the foregoing; or

  (v)	The calling of  a  meeting  of  creditors,  appointment  of a committee of creditors or liquidating agents, or offering a composition or extension to creditors by, for or of Licensee.

9.2	If any Event of Default described in paragraphs 9.1(i), (ii), or (iii) shall occur,  Licensor shall have the right,  exercisable in  its sole discretion,  to terminate  this  Agreement and the License upon ten (10) days' written notice to
Licensee of its intention to do so, and upon the expiration of such ten (10) day
period, this Agreement and the License shall terminate and come  to an end.   If
the Event  of  Default described  in paragraphs 9.1(iv) or (v) shall occur, this
Agreement and the License shall thereupon forthwith terminate and come to an end without any need for notice to Licensee. Any termination of this Agreement shall be  without prejudice  to  any remedy of Licensor for the recovery of any monies then due  it under this Agreement or in respect to any antecedent breach of this
Agreement,  and  without  prejudice  to  any  other right of Licensor including, without  limitation,  damages  for  breach  to  the  extent that the same may be recoverable and Licensee agrees to reimburse Licensor for any costs and expenses
(including  attorneys'  fees)  incurred  by  Licensor  in  enforcing  its rights
hereunder.   No assignee for the benefit  of  creditors,  receiver,  liquidator, sequestrator,  trustee in bankruptcy,  sheriff or any other officer of the court or official  charged  with  taking over custody of Licensee's assets or business shall have any right to continue the performance of this Agreement.

9.3	During the term of this Agreement, Licensee shall not dissolve, liquidate or wind-up  its  business.  In addition,  Licensee shall not, without prior written notice to Licensor  (i) merge or consolidate with or into any other corporation, or  (ii)  directly  or  indirectly  sell  or  otherwise  dispose  of all or of a substantial portion  of  its business or assets. Licensor shall have the option, upon  receipt  of  such  notice,  to  terminate  this  Agreement  upon notice to
Licensee.

10.	Disposal of Stock Upon Termination or Expiration.

10.1	Within  fifteen  (15)  days following the termination of this Agreement for any  reason whatsoever  including the  expiration of the term hereof, and on the last  of  each  month during  the  disposal period set forth  in  paragraph 10.2 hereof, Licensee shall furnish to Licensor a certificate of Licensee listing its inventories  of  Licensed Products  (which defined  term  for  purposes  of this paragraph 10.1 shall include, but shall not be limited to, all fabrics, trim and packaging which  are used in the manufacture and marketing of Licensed Products)
on hand or in process wherever situated. Within fifteen (15) days after delivery of  such  certificate,  Licensor  shall  have  the  right  to conduct a physical inventory  of  Licensed Products  in  Licensee's possession  or under Licensee's control.  Licensor  or  Licensor's designee shall have  the option  (but not the obligation)  to  purchase  from  Licensee  all  or  any part  of Licensee's then existing inventory of Licensed Products upon the following terms and conditions:

  (i) 	Licensor  shall  notify  Licensee  of  its or its designee's intention to exercise the foregoing within 30 days of delivery of the certificate referred to above and shall specify the items of Licensed Products to be purchased.

  (ii)	The price for Licensed Products manufactured by or on behalf of  Licensee on hand or in process shall be Licensee's standard cost (the actual manufacturing cost) for each such Licensed Product. The price for all other Licensed Products which are not manufactured by Licensee shall be Licensee's
landed  costs  therefor.   Landed costs for the purposes hereof means the F.0.B.
price (as defined under the INCOTERMS 1990 of the International Chamber of Commerce) of the Licensed Products together with customs, duties, and brokerage, freight and insurance.

  (iii)	Licensee  shall  deliver  the  Licensed Products purchased within twenty
(20) days of receipt of the notice referred to in clause (i) above.	  Payment of
the  purchase  price  for  the Licensed Products so purchased by Licensor or its designee shall be payable upon delivery thereof, provided that Licensor shall be entitled  to  deduct  from  such  purchase price any amounts owed it by Licensee
(and/or  to  direct payment  of  any part of such merchandise to any supplier of
Licensed Products in order to reduce an outstanding balance due to such supplier from Licensee).

10.2	In the  event  Licensor  chooses n ot to exercise the option referred to in paragraph 10.1  hereof  with respect to all or any portion of Licensed Products, for  a  period  of  one hundred  and twenty (120) days after termination of this
Agreement  for  any reason whatsoever, except on account of breach of provisions of paragraph 3,  4  or 6 hereof, Licensee may dispose of Licensed Products which are on  hand  or in the process of being manufactured at the time of termination of this Agreement, provided that (i) Licensee fully complies with the provisions of this Agreement, including specifically those contained in paragraphs 3, 4 and
6 hereof  in  connection  with such disposal, and (ii) said disposal takes place within one  hundred and twenty (120) days after the termination or expiration of the term hereof, as the case may be.

10.3	Notwithstanding  anything  to  the  contrary contained herein, in the event that  upon  the  expiration  or  termination  of  the term hereof for any reason
Licensee has  not  rendered  to Licensor all accounting statements then due, and paid  (i)  all royalties  and  other amounts  then  due to Licensor and (ii) all amounts  then due  to any  supplier of  Licensed Products  or components thereof
(collectively,  "Payments"),  Licensee shall have no right whatsoever to dispose of any inventory of Licensed Products in any manner.  In addition, if during any disposal  period  Licensee  fails timely to render any accounting statements, or certificates  of  inventory  as required under paragraph 10.1 hereof, or to make all Payments when  due,  Licensee's  disposal rights hereunder shall immediately terminate without notice.

11.	Effect of Termination.

11.1	It  is  understood  and  agreed  that  except  for  the  License to use the
Trademarks  only  as specifically provided for in this Agreement, Licensee shall
have no  right,  title or interest in or to the Trademarks.   Upon and after the
termination of this License, all rights granted to Licensee hereunder,  together with  any  interest in  and  to the Trademarks which Licensee may acquire, shall forthwith  and  without further  act  or instrument be assigned to and revert to
Licensor.  In addition,  Licensee  will  execute  any  instruments  requested by
Licensor which  are  necessary to accomplish or confirm the foregoing.  Any such assignment, transfer or conveyance shall be without consideration other than the mutual agreements contained herein. Licensor shall thereafter be free to license to others the right to use the Trademarks in connection with the manufacture and sale  of the  Licensed Products  covered hereby,  and Licensee will refrain from further  use of  the Trademarks  or any  further reference  to them,  direct  or indirect, or any other trademark, trade name or logo that is confusingly similar to  the Trademarks,  or  associated with the Trademark in any way, in connection with the  manufacture,  sale  or  distribution of Licensee's products, except as specifically  provided  in paragraph  10 hereof. It is expressly understood that under  no  circumstances  shall Licensee be entitled, directly or indirectly, to any form  of  compensation  or indemnity from Licensor or their affiliates, as a consequence  to  the  termination  of this Agreement, whether as a result of the passage of time,  or as the result  o any other cause of termination referred to in this  Agreement.  Without  limiting  the  generality of the foregoing, by its execution  of  the  present Agreement, Licensee hereby waives any claim which it has  or  which  it  may have in the future against Licensor or their affiliates, arising  from any alleged goodwill created by Licensee for the benefit of any or all of the said parties or from the alleged creation or increase of a market for
Licensed  Products.   Licensee does not hereby waive any claim which might arise against  Licensor  for  damages  as  a result of any breach of this Agreement by
Licensor.

11.2	Licensee  acknowledges and admits that there would be no adequate remedy at law  for  its  failure  (except as otherwise provided in paragraph 10 hereof) to cease the manufacture or sale of the Licensed Products covered by this Agreement at the  termination  of  the  License, and Licensee agrees that, notwithstanding anything  to  the  contrary contained  in paragraph 16.7 hereof, in the event of such  failure  Licensor shall  be  entitled  to  equitable relief  by the way of temporary  and  permanent injunction  and  such other  and further relief as any court with jurisdiction may deem just and proper.

12.	(ommited)

13.	Indemnity.

13.1	Licensor shall indemnify  and  hold harmless  Licensee from and against any and  all  liability,  claims,  causes  of  action,  suits, d amages and expenses
(including  reasonable  attorneys'  fees and expenses in actions involving third parties  or between the parties hereto) which Licensee is or becomes liable for, or  may  incur  solely  by  reason  of  its  use within the Territory, in strict accordance with the terms and conditions of this Agreement, of the Trademarks or the designs furnished to Licensee by Licensor, to the extent that such liability arises through  infringement of another's design patent, trademark, copyright or other proprietary rights; provided, however, that Licensee gives Licensor prompt notice of,  and full  cooperation  in the  defense against,  such claim.  If any action or proceeding shall be brought or asserted against Licensee in respect of which indemnity may be sought from Licensor under this paragraph 13.1,  Licensee shall promptly notify Licensor thereof in writing, and Licensor shall assume and
direct  the  defense thereof.   Licensee  may thereafter, at its own expense, be
represented  by  its  own counsel in such action or proceeding.  Licensor shall, promptly  after  a  request  from  Licensee no more than once each year, provide
Licensee with an updated list of the trademark applications and registrations it owns in the Territory.

13.2	To  the  extent not inconsistent with paragraph 13.1 hereof, Licensee shall indemnify  and  save  and hold Licensor, individually, harmless from and against any and  all  liability,  claims,  causes of action, suits, damages and expenses
(including  reasonable  attorneys'  fees and expenses in actions involving third parties  or  between  the  parties  hereto),  which they, or any of them, are or become liable for,  or may incur,  or be compelled to pay by reason of any acts, whether of omission or commission, that may be committed or suffered by Licensee or  any of  its servants,  agents or  employees in  connection  with  Licensee's performance  of  this Agreement,  including Licensee's  use  of  Licensee's  own designs,  in  connection with  Licensed Products manufactured by or on behalf of
Licensee or otherwise in connection with Licensee's business.

14.	(omitted)

15.	Disclosure.

15.1	Licensor  and  Licensee,  and  their  affiliates,  employees,  attorneys, accountants and bankers shall hold in confidence and not use or disclose, except as permitted by this Agreement, (i) confidential information of the other or
(ii) the terms of this Agreement, except upon consent of the other or pursuant to, or as may be required by law, or in connection with regulatory or administrative proceedings and only then with reasonable advance notice of such
disclosure  to  the  other.   Licensee  shall take all reasonable precautions to
protect the secrecy of the material used pursuant to this Agreement prior to the commercial distribution or the showing of samples for sale, and shall not sell any merchandise employing or adapted from any of said designs sketches, artwork, logos, and other materials or their use except under the Trademark.

16.	Miscellaneous.

16.1	All notices, requests, consents and other communications hereunder shall be in  writing  and  shall be deemed to have been properly given or sent (i) on the date when such notice, request, consent or communication is personally delivered or  (ii)  five  (5)  days  after  the  same  was  sent,  if sent by certified or registered  mail  or  (iii)  two  (2)  days  after the same was sent, if sent by overnight courier delivery or confirmed telecopier, as follows:

(a)	if to Licensee, addressed as follows:

      			Innovo Group Inc.
			      Attn:  Jay Furrow
			      2633 Kingston Pike, Suite 100
			      Knoxville, TN  37919

(b)	if to Licensor, addressed as follows:

      			JD Design, LLC
			      Attn:  Joe Dahan
			      5804 E. Slauson Ave
			      Commerce, CA  90040

Anyone entitled to notice hereunder may change the address to which notices or other communications are to be sent to it by notice given in the manner contemplated hereby.

16.2	Nothing  herein  contained shall  be  construed to place the parties in the relationship of  partners or joint venturers, and no party hereto shall have any power  to  obligate or  bind  any other  party  hereto in any manner whatsoever, except as otherwise provided for herein.

16.3	None  of  the  terms hereof  can be waived or modified except by an express agreement in writing signed by the party to be charged. The failure of any party hereto  to  enforce,  or  the delay by any party in enforcing, any of its rights hereunder  shall not be deemed a continuing waiver or a modification thereof and any party may,  within the time provided by applicable law, commence appropriate legal proceedings as set forth in paragraphs 11.2 and 16.7 hereof to enforce any
and all  of  such rights.   All rights and, except as provided in paragraph 16.7
hereof, remedies, provided for herein shall be cumulative and in addition to any other rights  or  remedies such parties may have at law or in equity.  Any party hereto may employ any of the remedies available to it with respect to any of its rights hereunder  without  prejudice to the use by it in the future of any other remedy with respect to any of such rights.  No person, firm or corporation other than the parties hereto shall be deemed to have acquired any rights by reason of anything contained in this Agreement.

16.4	This  Agreement  shall  be  binding  upon and  inure  to the benefit of the successors and permitted assigns of the parties hereto.  Licensor may assign all or any portion of  the royalties  payable to  Licensor hereunder,  as designated by  Licensor,  and in addition,  Licensor may,  upon thirty (30)  days'  written notice to Licensee, assign all  of  its rights, duties and obligations hereunder to  any entity  to which the Trademarks, or the right to use the Trademarks, has been transferred,  or to an affiliate of any such entity.  The rights granted to
Licensee hereunder are unique and personal in nature, and neither this Agreement nor the  License may  be assigned  by Licensee  without Licensor's prior written
consent.   Any attempt  by Licensee to transfer any of its rights or obligations under  this  Agreement,  whether by assignment, sublicense or otherwise, without having received the  prior written consent of Licensor shall constitute an Event of Default, and shall otherwise be null and void. Notwithstanding the foregoing, both  parties hereby  agree that  Licensee  my assign this Agreement to a wholly owned  subsidiary of  Licensee,  which subsidiary  shall be  formed for the sole purpose of carrying out the terms of, and operations under, this Agreement.

Licensee may employ subcontractors subject to the prior approval of Licensor for the manufacture of the Licensed Products; provided, however, that in any event,
(i) the supervision of production of Licensed Products shall remain under the control of Licensee, (ii) Licensee shall maintain appropriate quality control to assure compliance with the quality standards set forth herein, (iii) such subcontractors shall comply with all other requirements of Licensor consistent with the terms of this Agreement and (iv) Licensee shall cause such subcontractors to sell off any seconds or defective merchandise exclusively to Licensee, and shall be responsible for ensuring that such subcontractors do not violate any customs, quota or other such laws, rules and regulations, or any laws, rules or regulations in respect of the use of child labor, wages,workplace safety, environmental compliance and all related matters.

16.5	Licensee shall comply with all laws, rules, regulations and requirements of any governmental  body which  may be  applicable to  the operations  of Licensee contemplated  hereby,  including,  without limitation,  as  they relate  to  the manufacture,  importation, distribution, sale or promotion of Licensed Products, notwithstanding  the  fact that Licensor may have approved such item or conduct.
Nothing  contained  herein  or  shall  obligate  either  party  hereto to act in violation  of  any  applicable  law,  rule,  regulation  or  requirement  of any governmental body.

16.6	This Agreement  shall  be  construed in accordance with and governed by the laws of  the  State of California, applicable to contracts made and to be wholly performed therein without regard to its conflicts of law rules.

16.7	Dispute Resolution.

		(a)	Consultations.  Licensor and Licensee acknowledge that the expeditious and equitable  settlement  of disputes arising with respect to the interpretation or performance  of  this  Agreement  or  in  connection herewith is to their mutual advantage.  To this end, the parties therefore agree to use their best endeavors to resolve all differences of opinion and to settle all disputes with respect to such  interpretation  or  performance of which any party shall have notified the other party in writing through cooperation and consultation between themselves.

		(b)	Disputes.  NOTIWTHSTANDING THE FOREGOING, ANY DISPUTE, CONROVERSY OR CLAIM
ARISING  OUT  OF OR RELATING TO THIS AGREEMENT SHALL BE SUBMITTED FOR  FINAL AND
BINDING ARBITRATION IN LOS ANGELES COUNTY, CALIFORNIA, BY AN INDEPENDENT RETIRED
JUDGE OF  THE SUPERIOR  COURT OF  CALIFORNIA AVAILABLE  FOR ALTERNATIVE  DISPUTE
RESOLUTION, IN ACCORDANCE WITH THE APPLICABLE REULES OF JUDICIAL ARBITRATION AND
MEDIATION  SERVICE  (:JAMS/ENDISPUTE),  OR SUCH OTHER ALTERNATIVE DISPUTE ENTITY
AGREED TO BY THE PARTIES IN WRITING; provided that:

			(i)	any party wishing to submit  such  dispute  to  arbitration  shall give a written  notice  of  such  intention to the other party, which shall describe in reasonable detail the issue in dispute and any other relevant facts;

			(ii)	in  no event shall the arbitrator be related to, employed by or have had at  any  time  a  substantial  or  ongoing business relationship with any of the parties or their respective affiliates;

			(iii)	the  jurisdiction of the arbitrator shall not be limited to any dispute or disputes identified in the said written notice;

			(iv)	each  party  shall pay its share of the fees required by JAMS/ENDISPUTE, such as arbitrator fees, as and when required by  JAMS/ENDISPUTE, subject to the arbitrator's  discretion to  reallocate  such  fees  as  part  of  any  award or determination, and if any party fails to pay its share when requested, the other party  may  move  on  ten  days'  prior written notice before the arbitrator (or tribunal  administrator  if no arbitrator has yet been appointed) for  a default award against the non-paying party);

			(v)	JAMS/ENDISPUTE  shall  have  the  right  and power to render all forms of relief,  including equitable relief, but each party shall have the right to seek injunctive  or  other relief  incourt if necessary to protect its  rights during the pendency of any arbitration;

			(vi)	if  any  proceeding  must be brought to compel arbitration or if for any reason arbitration is found to be inapplicable, then the parties expressly agree that  any  action  at  law  or  in  equity  arising  out  of or relating to this
Agreement)  other  than an  action to  enforce a  judgment, award or ruling of a court or arbitrator) will be filed only in the Courts of the State of California for  the  County  of  Los Angeles,  or  the United States District Court for the
Central  District  of  California,  and  the  parties  hereby consent and submit expressly  to  the jurisdiction of such courts for the purpose of litigating any such action;

			(vii)	each  party  agrees  that  any  arbitral  award resulting from any such arbitration  shall  be  enforceable against it in any jurisdiction to which such party or the assets thereof shall be subject; and

			(viii)	each party agrees not to impede the enforceability of any decision  or award of  the arbitrators in any way, and without limiting the generality of the foregoing, no party will file objections against any such decision or award,each party hereby waiving the right to do so the extent permitted by applicable law.

16.8	The provisions  hereof  are  severable,  and if any provision shall be held invalid  or  unenforceable  in  whole  or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such provision, or part thereof in such  jurisdiction  and  shall not in any manner affect such provision in any other  jurisdiction,  or  any  other  provision  in  this  Agreement  in  any jurisdiction.  To the extent legally permissible, an arrangement which  reflects the  original intent  of  the  parties shall  be substituted for such invalid or unenforceable provision.

16.9	The paragraph  headings  contained  in  this  Agreement  are  for reference purposes  only  and shall not affect in any way the meaning or interpretation of
this Agreement.   Any ambiguity in this Agreement shall not be construed against the party who prepared this Agreement.

16.10	This Agreement may be executed in one or more counterparts,  each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

  IN WITNESS WHEREOF, the parties hereto have executed this Agreement or caused the same to be executed by a duly authorized officer as of the day and year first above written.

                                  						J.D. DESIGN, LLC, a California
                                  						limited liability company

                                  						By: /s/ Joe Dahan
                                            -------------
                                            Joe Dahan

                                        Its:  Manager


                                        INNOVO GROUP INC., a
                                        Delaware Corporation

                                        By: /s/ Jay Furrow
                                            --------------
                                            Jay Furrow

						                                  Its: President


                                Schedule A


                              LICENSED PRODUCTS

Licensed Products shall mean all apparel, accessories and bags, including, but not limited to, the following products, bearing one of the Trademarks as designated by Licensor, in its sole discretion:

1.	"Menswear Licensed Products",  as  follows:  men's  suits,  jackets,  slacks, jeans,  overcoats,  top  coats,  sports  outerwear, sweaters, knit shirts, dress shirts,  sport  shirts,  raincoats,  scarves,  robes,  socks,  gloves,  watches, handkerchiefs,  underwear, pajamas, ties (including bow ties, ascot ties, pocket squares and cummerbunds) hats and caps and such other items as may from time-to-
time be designated upon written agreement by the parties.

2.	"Boyswear Licensed Products", sizes 4-20, as follows: boy's dress,  knit  and woven sport shirts, suits, sportcoats, vests, sweaters, topcoats, neckwear, long and short  pants  and slacks, jeans, socks, gloves, underwear, pajamas, hats and caps, handkerchiefs and swimsuits, and such other items as may from time-to-time be designated upon written agreement by the parties.

3.	"Girlswear Licensed Products", sizes 3-14, as follows: shirts, blouses,  knit shirts,  dresses,  coats, sport jackets, sweaters, slacks, jeans, socks, gloves, hats,  scarves,  swimwear,  handkerchiefs and skirts and such other items as may from time-to-time be designated upon written agreement by the parties.

4.	"Infants  and  Toddlers  Licensed  Products", as follows: newborn, infant and toddler apparel  including,  without limitation, playwear, sportswear, outerwear and sleepwear.

5.	Accessory Licensed Products", as follows: personal leather goods, luggage and ladies' handbags, including,  but not limited to wallets, portfolios, key cases, eyeglass cases, schoolbags, jewelry boxes, cosmetic cases,  cosmetics,  document bags,  all  bag related products, executive stationery accessories, brief cases, attache  cases  and  men's  toiletries  and  accessories,  employing, fabrics or synthetic  leather  substitutes,  and  men's,  women's  and  children's  belts, suspenders and watch bands.

6.	"Women's Licensed Products",  as  follows:  shirts,  blouses,  skirts,  knit shirts,  dresses,  jackets, suits, sweaters, pants, shorts, jeans, vests, coats, raincoats, scarves, outerwear, hosiery (including sheer hosiery and panty hose), gloves, swimwear, hats and caps, watches and jewelry and such other items as may from time-to-time be designated upon written agreement by the Parties.


                               Schedule B


                               TRADEMARKS

Joe's
JD (Symbol)


Such other trademarks (including various seasonal logos adopted by Licensor) as Licensor may rom time-to-time designate for use in connection with particular Licensed Products.