Form 10-Q
period 2001-06-02
INNOVO GROUP INC
filed 2001-07-24
CIK 844143

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                                 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended June 2, 2001

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

 As of July 17, 2001, 14,221,264 shares of common stock were outstanding.

                    PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   INNOVO GROUP INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                     (000's except for share data)
                            (unaudited)



                                               6/2/01            11/30/00
                                               ------            --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $   731            $  1,179
  Accounts receivable, net of allowance         1,092                 712
  Inventories                                   2,260               3,343
  Due from related parties                         60                  --
  Prepaid expenses & other current assets         195                  94
                                               ------             -------
TOTAL CURRENT ASSETS                            4,338               5,328

PROPERTY, PLANT and EQUIPMENT, net                 35                  56
PROPERTY, PLANT and EQUIPMENT, held for sale      948               2,028

LICENSING RIGHTS                                  464                  --

OTHER ASSETS                                        4                   4
                                               ------             -------

TOTAL ASSETS                                  $ 5,789             $ 7,416
                                               ------             -------
                                               ------             -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                               $    4              $   449
  Current maturities of long-term debt            44                   94
  Accounts payable and  accrued expenses         948                1,869
                                               -----               ------
TOTAL CURRENT LIABILITIES                        996                2,412

LONG-TERM DEBT, less current maturities          608                1,246
                                               -----               ------
TOTAL LIABILITIES                              1,604                3,658
                                               -----               ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par - shares
   Authorized 40,000,000
   Outstanding 14,221,264 in 2001
   and 13,721,264 in 2000                     1,421                 1,371
  Additional paid-in capital                 39,417                38,977
  Deficit                                   (33,524)              (33,461)
  Promissory note - officer                    (703)                 (703)
  Treasury stock                             (2,426)               (2,426)
                                             ------                ------
TOTAL STOCKHOLDERS' EQUITY                    4,185                 3,758
                                             ------                ------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY  $ 5,789               $ 7,416
                                             ------                ------
                                             ------                ------

  See accompanying notes to consolidated condensed financial statements

                    INNOVO GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (000's except share and per share data)
                              (unaudited)


                                                 Three Months Ended
                                             6/2/01           5/31/00
                                             ------           -------
NET SALES                                   $ 1,968           $ 1,101
COST OF GOODS SOLD                            1,222               799
                                             ------           -------
  Gross profit                                  746               302

OPERATING EXPENSES
  Selling, general and administrative           651               892
  Depreciation and amortization                  11                66
                                             ------           -------
                                                662               958

INCOME (LOSS) FROM OPERATIONS                    84              (656)

INTEREST EXPENSE                                (63)              (78)
OTHER INCOME (EXPENSE), net                      20                (6)
                                             ------           -------

INCOME (LOSS) BEFORE INCOME TAXES                41              (740)

INCOME TAXES (BENEFIT)                           --                --
                                             ------           -------

NET INCOME (LOSS)                           $    41           $  (740)
                                             ------           -------
                                             ------           -------

NET INCOME (LOSS) PER SHARE:
  Basic                                     $  0.00           $ (0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING          14,221             7,227

  See accompanying notes to consolidated condensed financial statements

                 INNOVO GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (000's except share and per share data)
                             (unaudited)


                                                Six Months Ended
                                            6/2/01            5/31/00
                                            ------            -------
NET SALES                                  $ 3,122            $ 1,913
COST OF GOODS SOLD                           1,877              1,324
                                            ------            -------
  Gross profit                               1,245                589

OPERATING EXPENSES
  Selling, general and administrative        1,195              1,807
  Depreciation and amortization                 22                146
                                            ------            -------
                                             1,217              1,953

INCOME (LOSS) FROM OPERATIONS                   28             (1,364)

INTEREST EXPENSE                              (137)              (160)
OTHER INCOME (EXPENSE), net                     47                (32)
                                            ------            -------

INCOME (LOSS) BEFORE INCOME TAXES              (62)            (1,556)
INCOME TAXES (BENEFIT)                          --                 --
                                            ------            -------
DISCONTINUED OPERATIONS
  Results from Thimble Square
  Operations                                    --                 (9)
                                            ------            -------

NET (LOSS)                                 $   (62)           $(1,565)
                                            ------            -------
                                            ------            -------

NET (LOSS) PER SHARE:
  Basic                                    $ (0.00)           $ (0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING         14,040              7,025


See accompanying notes to consolidated condensed financial statements

                    INNOVO GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (000's except per share data)
                               (unaudited)

                                                 Six Months Ended
                                             6/2/01            5/31/00
                                             ------            -------
CASH FLOWS USED IN OPERATING ACTIVITIES     $  (357)           $(1,565)
                                             ------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Held For Sale Assets  1,081                 --
  Capital Expenditures                           (5)              (102)
                                             ------            -------
  Cash (Used) in Investing Activities         1,076               (102)
                                             ------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to Notes Payable                     --                602
  Repayments on Notes Payable                  (445)                --
  Repayments of Long -Term Debt                (688)               (34)
  Proceeds from issuance of Common Stock         --              1,099
  Other                                         (34)                --
                                             ------            -------
Cash Provided by Financing  Activities       (1,167)             1,667
                                             ------            -------

NET (USED IN) IN CASH AND CASH EQUIVALENTS     (448)                --

CASH AND CASH EQUIVALENTS, at beginning of
 period                                       1,179                 --
                                             ------            -------

CASH AND CASH EQUIVALENTS, at end of
 period                                     $   731            $    --
                                             ------            -------
                                             ------            -------

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

NOTE 2 -  INVENTORY

  Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.


                                        June 2,              November 30,
                                         2001                    2000
                                         ----                    ----
                                        (000's)                 (000's)
Finished goods                         $ 1,935	               $ 1,071
Raw materials                              378                   2,350
                                        ------                  ------
                                         2,313                   3,421

Less: allowance for obsolescence and
  Slow moving inventory                    (53)                    (78)
                                        ------                  ------
                                       $ 2,260                 $ 3,343
                                        ------                  ------
                                        ------                  ------


NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:


                                        June 2,             November 30,
                                         2001                  2000
                                         ----                  ----
                                       (000's)                (000's)
Accounts receivable factoring
 facility                               $   4                 $ 411
Other                                      --                    38
                                         ----                  ----
                                        $   4                 $ 449
                                         ----                  ----
                                         ----                  ----

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following:


                                       June 2,             November 30,
                                        2001                  2000
                                        ----                  ----
                                       (000's)              (000's)

First mortgage loan                    $ 652                 $ 673

Non-recourse first mortgage on
 Florida property                         --                   667
                                        ----                 -----
Total long-term debt                     652                 1,340

less current maturities                   44                    94
                                        ----                 -----
                                       $ 608                $1,246
                                        ----                 -----
                                        ----                 -----

NOTE 5 - STOCKHOLDERS' EQUITY

  On March 27, 2001 the Company signed a four-year business consulting agreement with Basic Investors, Inc. ("Basic"), pursuant to which Basic will provide the Company with management and financial consulting services. As consideration, the Company issued Basic a warrant with a three year term, granting Basic the right to purchase the Company's Common Stock as follows:
100,000 shares  at  $1.50, 100,000 shares  at $2.00 and 50,000 shares at $2.50.
Additionally, the Company will pay Basic $2,000 per month over the first 18 months of the agreement. The agreement is cancelable by either party with 60 days written notice. The fair value of the warrant, $132,000, as calculated using the Black-Scholes method is being expensed over the life of the contract term.



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

Results of Operations

Comparison of the Three Months Ended June 2, 2001 to the Three Months Ended May 31, 2000

  Net Sales for the three months ended June 2, 2001 increased 79% from $1,101,000 in 2000 to $1,968,000 in 2001. This increase is primarily the result of in an increase in demand for the Company's promotional coolers, sales generated by the Company's newly formed apparel division which features the Joe's Jeans brand of women's denim jeans and knit shirts, and other basic apparel products. For the period ended June 2, 2001, revenue for the Company's Joe's Jeans' division was $439,000 and revenue associated with the sale of other apparel products totaled $234,000.

  For the second three months of fiscal 2001, the Company's gross margin percentage increased 10.5 percentage points from 27.4% in 2000 to 37.9% in 2001. The increase is a result of the Company's ability to obtain better pricing on imported products from the Orient and Mexico and as a result of the higher margins associated with the products sold under the Company's Joe's Jeans division. The Joe's Jeans division experienced a 63% gross margin for the period.

  Selling, General and Administrative costs decreased $241,000 or 27% for the same period as a result of the Company's operational restructuring during the end of fiscal 2000. The Company's operational restructuring included the closure of its domestic production and distribution facilities, a reduction of employees and a decrease in the Company's fixed and variable expenses.

  Depreciation expense decreased $55,000 or 83% in the second quarter of 2001 compared to same period in 2000 as a result of the Company's closing of its manufacturing and distribution facility at the end of 2000, the subsequent disposal of the machinery and equipment used therewith and the reclassification of assets for sale.

  Interest expense for the three months ended June 2, 2001 decreased to $63,000 from $78,000 due to the extinguishment of long term debt throughout the end of 2000. The interest reduction also reflects the fact that, due to sufficient cash reserves, the Company has reduced the amount of receivables presented for factoring.

  Other income for the comparable period improved from an expense of $6,000 to income of $20,000 due primarily from income generated from tenants who are leasing portions of the Company's former manufacturing facility located in Springfield, TN.

Comparison of the Six Months Ended June 2, 2001 to the Six Months Ended May 31, 2000

  Net Sales for the six months ended June 2, 2001 increased to $3,122,000 from $1,913,000 in the comparative period of 2000, representing an increase of 63%. This increase is a result of increase demand for the Company's craft and accessory products and revenues generated pursuant to the Company's entry into the apparel market.

  The Company's gross margin for the first six months of fiscal 2001 increased 9% to 40% in 2001 compared to 31% in 2000 as a result of lower cost of goods purchased from its Oriental and Mexican suppliers and the high gross margins associated with the Company's Joe's Jeans division.

  Selling, General and Administrative costs decreased $612,000 or 34% for the same period. The decrease is a function of the Company's operational restructuring which resulted in the Company closing its domestic manufacturing operations, downsizing its workforce and outsourcing of all non-core competency functions.

  Depreciation expense decreased $124,000 or 85% in the fist six months of 2001 compared to same period in 2000 as a result of the Company's closing of its manufacturing and distribution facility, the subsequent disposal of the machinery and equipment used therewith and the reclassification of assets held for sale.

  Interest expense for the period decreased $23,000 to $137,000 for the six months ended June 2, 2001 due to the reduction in the Company's long term debt and a reduction in the amount of receivables the Company factored during the period.

  Other income for the comparable period increased from an expense of $32,000 to income of $47,000 due largely to rental income generated from the Company's Springfield, TN facility.

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

  Cash flows were a negative $448,000 for the six months ended June 2, 2001. The primary reason was a net loss of $62,000 as well as cash used to decrease accrued expenses, accounts payable and notes payable. Additionally, the Company's cash flow was effected by amounts due from related parties, prepaid expenses, other assets and accounts receivables. Influencing the Company's cash flow positively during the quarter was a decrease in inventory of approximately $1,083,000 and proceeds of $1,081,000 derived from the sale of the Company's Good Deal Mall property. The Company has advanced funds to related parties for use in the production and distribution of the Company's products. Such amounts totaled $60,000 as of June 2, 2001.

  For the first six months of 2001, the Company relied primarily on trade credit with customers and cash on hand to fund operations. The Company's principal credit facility for working capital has historically been is its accounts receivable factoring arrangements.

  During the first six months of 2001, the Company reduced the number of invoices it presented for factoring due to sufficient cash reserves to meet working capital needs. In May of 2001, the Company's subsidiaries Joe's Jeans, Inc. and Innovo, Inc. entered into factoring agreements with CIT Group, Inc. ("CIT"). According to the terms of the agreements, the subsidiaries have the option to factor their receivables with CIT on a non-recourse basis. The agreements call for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus 0.25% on funds borrowed against the factored receivables.

  The Company believes that its current cash on hand and cash received pursuant to factored receivables under the factoring arrangements with CIT should provide sufficient working capital to fund operations and required debt deductions during fiscal 2001. However, due to the seasonality of the Company's business and negative cash flow during the first six months of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

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

  In  December  1991,  a  former  employee  filed  suit  against  the  Company,
Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc., et al., Case No. 91-64033, District Court of Harris County, Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045 on August 17, 1998. Thereafter, 20,000 shares of Common Stock that had been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. During the second quarter 2001, the Company reached an agreement with the plaintiff whereas the judgment was settled for $205,000 and the outstanding 20,000 shares of Common Stock previously released to the plaintiff.

  In March 2001, the Company received notice from Z-Tex, a former vendor of the
Company,  claiming  that  the  Company  owes  Z-Tex  $36,054  based   on  a
Payment  arrangement  the  two  parties  entered  into  in  May  of 1998.   The
claim was settled during the second quarter of 2001 for $18,000.


ITEM 2. CHANGES IN SECURITIES
      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     None

(b)	Reports on Form 8-K

  On June 19, 2001, the Company filed a Current Report on Form 8-K reporting the sale of the Good Deal Mall Lake Worth, FL.

                             SIGNATURES


  Pursuant to  the  requirements  of  Section 13  or  15(d) of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INNOVO GROUP INC.


July 24, 2001		By:/S/ Samuel Joseph Furrow, Jr.
-------------              -----------------------------
                           Samuel Joseph Furrow, Jr.
                           President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                              Date


/s/ Pat Anderson 	              Chief Executive Officer           July 24, 2001
----------------
Pat Anderson
Chief Executive Officer
and Director


/s/ Samuel Joseph Furrow, Jr.   Acting Chief Financial Officer	July 24, 2001
-----------------------------
Samuel Joseph Furrow, Jr.
President