Form 10-Q
period 2001-09-01
INNOVO GROUP INC
filed 2001-10-16
CIK 844143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

                                  (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended September 1, 2001

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

  As of September 1, 2001, 14,921,264 shares of common stock were outstanding.

                           PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INNOVO GROUP INC AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                            (000's except for share data)
                                     (unaudited)


                                                          9/1/01     11/30/00
                                                          ------     --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $    376     $ 1,179
  Accounts receivable, net of allowance                    1,817         712
  Inventories                                              1,893       3,343
  Prepaid expenses & other current assets                    154          94
                                                         -------     -------

TOTAL CURRENT ASSETS                                       4,240       5,328

PROPERTY, PLANT and EQUIPMENT, net                            41          56
PROPERTY, PLANT and EQUIPMENT, held for sale                 948       2,028

LICENSING RIGHTS, net                                        452          --
INTANGIBLE ASSETS, net                                     4,484          --
OTHER ASSETS                                                  --           4
                                                         -------     -------

TOTAL ASSETS                                            $ 10,165     $ 7,416
                                                         -------     -------
                                                         -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                         $     --     $   449
  Current maturities of long-term debt                        44          94
  Accounts payable and  accrued expenses                     498       1,869
  Due to Related Parties                                     957          --
                                                         -------     -------
  TOTAL CURRENT LIABILITIES                                1,499       2,412

DUE TO RELATED PARTIES, less current maturities            2,984          --
LONG-TERM DEBT, less current maturities                      606       1,246
                                                         -------     -------
TOTAL LIABILITIES                                          5,089       3,658
                                                         -------     -------
                                                         -------     -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par - shares
   Authorized 40,000,000
   Outstanding 14,921,264 in 2001 and
   13,721,264 in 2000                                     1,491        1,371
  Additional paid-in capital                             40,256       38,977
  Deficit                                               (33,539)     (33,461)
  Promissory note - officer                                (703)        (703)

  Treasury stock                                         (2,429)      (2,426)
                                                        -------      -------
TOTAL STOCKHOLDERS' EQUITY                                5,076        3,758
                                                        -------      -------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $ 10,165      $ 7,416
                                                        -------      -------
                                                        -------      -------

    See accompanying notes to consolidated condensed financial statements

                       INNOVO GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (000's except share and per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                          9/1/01     8/31/00
                                                          ------     -------
NET SALES                                                $ 2,625     $ 3,579
COST OF GOODS SOLD                                         1,674       2,441
                                                          ------     -------
  Gross profit                                               951       1,138

OPERATING EXPENSES
  Selling, general and administrative                        947       1,321
  Depreciation and amortization                               16          58
                                                          ------     -------
                                                             963       1,379

LOSS FROM OPERATIONS                                         (12)       (241)

INTEREST EXPENSE                                             (25)        (55)
OTHER INCOME, net                                             21           8
                                                          ------     -------

LOSS BEFORE INCOME TAXES                                     (16)       (288)

INCOME TAXES                                                  --          --
                                                          ------     -------
NET LOSS AND COMPREHENSIVE LOSS                          $   (16)    $  (288)
                                                          ------     -------
                                                          ------     -------

NET LOSS PER SHARE:
  Basic and Diluted                                      $ (0.00)    $ (0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING                       14,283       7,970

     See accompanying notes to consolidated condensed financial statements

                      INNOVO GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (000's except share and per share data)
                                  (unaudited)

                                                           Nine Months Ended
                                                           9/1/01    8/31/00
                                                           ------    -------
NET SALES                                                 $ 5,747    $ 5,492
COST OF GOODS SOLD                                          3,551      3,765
                                                           ------    -------
  Gross profit                                              2,196      1,727

OPERATING EXPENSES
  Selling, general and administrative                       2,142      3,230
  Depreciation and amortization                                38        204
                                                           ------    -------
                                                            2,180      3,434

INCOME (LOSS) FROM OPERATIONS                                  16     (1,707)

INTEREST EXPENSE                                             (161)      (173)
OTHER INCOME, net                                              70         27
                                                           ------    -------
LOSS BEFORE INCOME TAXES                                      (78)    (1,853)

INCOME TAXES                                                   --         --
                                                           ------    -------

NET LOSS AND COMPREHENSIVE LOSS                           $   (78)   $(1,853)
                                                           ------    -------
                                                           ------    -------

NET LOSS PER SHARE:
  Basic and Diluted                                       $ (0.00)   $ (0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING                        14,126      7,566

   See accompanying notes to consolidated condensed financial statements

                     INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   (000's except share and per share data)
                                 (unaudited)

                                                          Nine Months Ended
                                                          9/1/01    8/31/00
                                                          ------    -------
CASH FLOWS (USED IN)PROVIDED BY OPERATING ACTIVITIES     $  (686)   $ 3,438

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Proceeds from Sale of Held For Sale Assets               1,081         --
  Capital Expenditures                                       (22)        90
                                                          ------    -------

Cash Provided By Investing Activities                      1,059         90

CASH FLOWS PROVIDED BY FINANCING ACTIVITY
  Additions to Notes Payable and Long-Term Debt               --        (55)
  Repayments on Notes Payable and Long-Term Debt          (1,139)      (650)

  Proceeds from issuance of Common Stock                      --      4,058
  Treasury Stock Purchases                                    (3)        --
  Other                                                      (34)        --
                                                          ------    -------
  Cash Provided by Financing Activities                  $(1,176)   $ 3,348



NET CHANGE IN CASH AND CASH EQUIVALENTS:                    (803)        --

CASH AND CASH EQUIVALENTS, at beginning of period          1,179         --
CASH AND CASH EQUIVALENTS, at the end of period          $   376    $    --

    See accompanying notes to consolidated condensed financial statements

                       INNOVO GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of consolidation

  The accompanying condensed consolidated financial statements include the accounts of Innovo Group Inc. ("Innovo Group") and its wholly owned subsidiaries ( collectively the "Company" ). All significant intercompany transactions and balances have been eliminated. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2000.

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


                                        September 1,           November 30,
                                            2001                   2000
                                            ----                   ----
                                           (000's)                (000's)
Finished goods                            $ 1,925	         $ 1,071
Raw materials                                  --                  2,350
                                            -----                  -----
                                            1,925                  3,421

Less: allowance for obsolescence and
 slow moving inventory                        (32)                   (78)
                                            -----                  -----
                                          $ 1,893                $ 3,343
                                            -----                  -----
                                            -----                  -----


NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                        September 1,           November 30,
                                           2001                    2000
                                           ----                    ----
                                          (000's)                 (000's)
Accounts receivable factoring facility     $   --                 $  411
Other                                          --                     38
                                            -----                  -----
                                           $   --                 $  449
                                            -----                  -----
                                            -----                  -----


NOTE 4 - LONG-TERM DEBT AND AMOUNTS DUE TO RELATED PARTIES

Long-term debt and amounts due to related parties consisted of the following:

                                        September 1,           November 30,
                                            2001                   2000
                                            ----                   ----
                                           (000's)                (000's)
First mortgage loan                         $  650                $  673
Non-recourse first mortgage loan
 on Florida property                           --                    667
Innovo Apparel purchase note -
 related party                               3,600                    --
Advances from related parties                  341                    --
                                             -----                 -----
Total debt and due to related parties        4,591                 1,340

Current portion of long-term debt               44                    94
Current portion of due to related parties      957                    --
                                             -----                 -----
                                             1,001                 1,246

Long-term debt                                 606                 1,246
Due to related party, less current
 Maturities                                  2,984                    --
                                             -----                 -----
                                             -----                 -----

  The Innovo Apparel purchase note is comprised of a $2.6 million and a $1 million note. Both notes have a five year term with the principal amounts bearing an interest rate of 8% compounded annually.

NOTE 5 - STOCKHOLDERS' EQUITY

  On August 24, 2001, the Company, through its newly formed subsidiary Innovo Apparel Inc. ( "IAI" ), purchased certain assets of Azteca Production
International Inc.'s knit division (the "Knit Division") and the outstanding shares of Playeras de Sonora, S. de R.L. de C.V., a sociedad de responsabilidad limitada de capital variable ("PDS") pursuant to a two phase transaction. As consideration for the assets purchased in the first phase, the Company issued to Azteca, 700,000 shares of Company common stock in addition to promissory notes in the amount of $3.6 million. The Company has accounted for the acquisition using the purchase method of accounting and has included the results of operations of the Knit Division with the Company's results of operations from August 24, 2001. The purchase price has been preliminarily allocated to intangible assets. Management is further evaluating the allocation of the purchase price to identifiable intangible assets and goodwill.

NOTE 6 - PENDING ADOPTION OF ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continued to be amortized over their useful lives.

  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is not expected to result in a material change to net income. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Results of Operations

  Comparison of the Three Months Ended September 1, 2001 to the Three Months
                             Ended August 31, 2000

  Net Sales for the three months ended September 1, 2001 decreased 26.6% to $2,625,000 from $3,579,000 in the same period of 2000. The decrease is largely the result of the general economic uncertainty in the retail market as well as the Company's focus on branded and private label business instead of seasonal, less consistent niche businesses. The Company anticipates that this will generate increased revenues and higher profit margins in the future. The Company's subsidiaries, Innovo Apparel Inc. and Joe's Jeans, Inc., accounted for $270,000 and $262,000 respectively of the Company's net revenue for the three months ended September 1, 2001. The remainder of the Company's revenue for the period was generated through the Company's Innovo, Inc. subsidiary.

  For the third quarter of fiscal 2001, the Company's gross margin percentage increased 4.5 percentage points from 31.7% in 2000 to 36.2% in 2001. The increase can be attributed to the Company's continued efforts to decrease the cost of the goods purchased from its overseas suppliers and the higher margins associated with the Company's Joe's Jeans products.

  Selling, General and Administrative costs decreased from $1,321,000 in 2000 to $947,000 in 2001, a decrease of 28.3%. The Company's ability to reduce SG&A expenses is a result of the Company's operational structure which is based on outsourcing all non-core competency functions and management's continued efforts to control expenses.

  Depreciation expense decreased by $42,000 or 72.4% in the second quarter of 2001 compared to same period in 2000 as a result of the Company's closing of its manufacturing and distribution facility at the end of 2000, the subsequent disposal of the machinery and equipment used therewith and the reclassification of assets held for sale.

  Interest expense for the three months ended September 1, 2001 decreased by 54.5% to $25,000 from $55,000 due to the extinguishment of long term debt throughout the end of 2000 and the sale of the Good Deal Mall in the second quarter of 2001. The reduction in interest expense also reflects the fact that, due to sufficient cash reserves, the Company has reduced the amount of receivables presented for factoring.

  Other income for the comparable period increased to $21,000 from $8,000 as a result of an increase in income generated from tenants who are leasing portions of the Company's former manufacturing facility located in Springfield, TN.


 Comparison of the Nine Months Ended September 1, 2001 to the Nine Months Ended
                                August 31, 2000

  Net Sales for the nine months ended September 1, 2001 increased to $5,747,000 from $5,492,000 in the comparative period of 2000, representing a 4.4% increase. The increase is attributable to the Company's increase in revenues during the first and second quarters of 2001. The Company's revenues for the first nine months of 2001 reflect sales of $901,000 and $288,000 from the Company's newly formed Joe's Jeans and Innovo Apparel divisions respectively.

  The Company's gross margin for the first nine months of fiscal 2001 increased 6.8% to 38.2% in 2001 compared to 31.4% in 2000 as a result of the Company's ability to obtain lower pricing from its suppliers and the higher gross margins associated with the Company's Joe's Jeans division.

  Selling, General and Administrative costs, for the nine months ended September 1, 2001, decreased by $1,088,000 or 33.6% compared to the same period in 2000. The decrease is a result of the Company's operational restructuring, the Company's outsourcing operational model and management's focus on controlling expenses.

  Depreciation expense decreased to $38,000 from $204,000 in the previous comparable period, a 81.3% reduction. The decrease is a result of the
Company's   closing  of  its   manufacturing  and  distribution  facility,  the
subsequent disposal of the machinery and equipment used therewith and the reclassification of assets held for sale.

  Interest expense for the period decreased $13,000 to $161,000 for the nine months ended September 1, 2001 due to the reduction in the Company's long term debt and a reduction in the amount of receivables the Company factored during the period.

  Other income for the period increased to $70,000 from $27,000 in the prior year due largely to rental income generated from the Company's Springfield, TN facility.

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

  Cash flows were a negative $803,000 for the nine months ended September 1, 2001. The negative cash flow is a result of a net loss of $78,000 as well as cash used to decrease accrued expenses, accounts payable and notes payable. Additionally, the Company's cash flow was effected by amounts due from related parties, prepaid expenses, other assets and accounts receivables. Influencing the Company's cash flow positively during the quarter was a decrease in inventory of approximately $1,045,000 and proceeds derived from the sale of the Company's Good Deal Mall property, net of the paydown of related debt.

  For the first nine months of 2001, the Company relied primarily on trade credit with customers and cash on hand to fund operations. The Company's principal credit facility for working capital has historically been is its accounts receivable factoring arrangements.

  During the first nine months of 2001, the Company reduced the number of invoices it presented for factoring due to sufficient cash reserves to meet working capital needs. The Companies subsidiaries' Joe's Jeans, Inc., Innovo, Inc. and Innovo Apparel Inc. have factoring agreements with CIT Group, Inc. ("CIT"). According to the terms of the agreements, the subsidiaries have the option to factor their receivables with CIT on a non-recourse basis. The agreements call for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus 0.25% on funds borrowed against the factored receivables.

  The Company believes that its current cash on hand and cash received pursuant to factored receivables under the factoring arrangements with CIT should provide sufficient working capital to fund operations and required debt reductions during fiscal 2001. However, due to the seasonality of the Company's business and negative cash flow during the first nine months of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

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

ITEM 2. CHANGES IN SECURITIES

  On August 24, 2001, the Company, through its newly formed subsidiary Innovo Apparel Inc. ("IAI"), purchased certain assets of Azteca Production International Inc.'s knit division (the "Knit Division") and the outstanding shares of PDS pursuant to a two phase transaction. Azteca's Knit Division designs, produces and markets knit apparel products for private label and retail customers with a product base consisting of women's and men's fashion and basic t-shirts, golf shirts and sportswear. PDS, a Mexican corporation, will distribute the Company's product directly out of Mexico, thus allowing the Company to take advantage of the financial benefits of PDS's qualifications as a Mexican corporation. As of the closing of the first phase, PDS had essentially no assets or liabilities.

  Pursuant to the first phase of the transaction ("Phase I"), the Company purchased the Knit Division's customer lists, the right to manufacture and market all of the Knit Division's current products, non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division. As consideration for the Phase I assets, the Company issued to Azteca, 700,000 shares of Company common stock and promissory notes in the amount of $3.6 million. Furthermore, IAI, as of the Phase I closing date, hired certain employees of the Knit Division to assist in the management of IAI.

  The second phase ("Phase II") of the transaction calls for the Company to purchase the inventory of the Knit Division as of October 31, 2001 for cash, with the consideration not exceed $3 million. Phase II of the transaction is scheduled to close upon the completion of the October 31, 2001 physical inventory count and customary closing conditions.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	None

(b)	Reports on Form 8-K

  On September 10, 2001, the Company filed a Current Report on Form 8-K reporting the purchase of certain assets of Azteca Production International, Inc.'s knit division.

SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INNOVO GROUP INC.


October 16, 2001		  By: /s/ Samuel Joseph Furrow, Jr.
                                      -----------------------------
                                      Samuel Joseph Furrow, Jr.
                                      President, Acting Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant In the capacities and on the dates indicated.

Signature and Title                                            Date


/s/ Pat Anderson                 Chief Executive Officer	   October 16, 2001
----------------
Pat Anderson
Chief Executive Officer
and Director



/s/ Samuel Joseph Furrow, Jr.	   Acting Chief Financial        October 16, 2001
-----------------------------     Officer
Samuel Joseph Furrow, Jr.
President,
Acting Chief Financial Officer