Form 10-K
period 2001-12-01
INNOVO GROUP INC
filed 2002-03-01
CIK 844143

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    Form 10-K

                                   (Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended December 1, 2001

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


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


  As of March 1, 2002, 14,921,264 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8.0 million at the close of business on March 1, 2002.

Documents incorporated by reference:  None

                               INNOVO GROUP INC.
                                   FORM 10-K
                               TABLE OF CONTENTS



PART I	                                                              Page

Item 1.      Business                                                        3
Item 2.      Properties                                                      9
Item 3.      Legal Proceedings                                              10
Item 4.      Submission of Matters to a Vote of Security Holders            10

PART II

Item 5.      Market for the Company's Common Equity and Related
              Stockholder Matters                                           11
Item 6.      Selected Consolidated Financial Data                           12
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk     18
Item 8.      Financial Statements and Supplementary Data                    18
Item 9.      Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosures                                     18

PART III

Item 10.     Directors and Executive Officers of the Registrant             18
Item 11.     Executive Compensation                                         21
Item 12.	 Security Ownership of Certain Beneficial Owners and
              Management                                                    22
Item 13.     Certain Relationships and Related Transactions                 25

PART IV

Item 14.	 Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                   27

SIGNATURES                                                                  33

Statements contained herein which are not purely historical facts are forward-looking statements, including statements containing the words believe", "estimate", "project", "expect" or similar expressions. These statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are based upon information available to Innovo Group Inc. on the date of this filing. Any forward-looking statement inherently involves risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, successful implementation of its strategic plan, the extension or refinancing of its existing bank facility and the restrictions any such extension or refinancing could place on the Company, the ability to obtain new financing from other financing sources, the ability to generate positive cash flow from operations and asset sales, competitive factors, dependence upon third-party vendors and other outside risks. Readers are cautioned not to place undue reliance on forward-looking statements.

                                  PART I

                             ITEM 1.  BUSINESS

Introduction

  The Company, a Delaware Company organized, is a multidivisional sales and marketing organization which designs, imports and distributes accessories, craft and apparel consumer products to the retail, private label and specialty markets through its wholly owned subsidiaries Innovo, Inc. ("Innovo"), Joe's Jeans, Inc. ("Joe's")and Innovo-Azteca Apparel, Inc. ("IAA"). Additionally, the Company's subsidiary Leaseall Management, Inc., owns and invests in certain real estate properties. The Company's sales and marketing offices are located in Los Angeles, CA and Knoxville, TN with showrooms in New York City and Los Angeles, CA. The Company's administrative and distribution operations are located in Los Angeles, CA. The Company's products are sourced directly with factories in the Orient or are produced in Mexico.

  The principal executive offices of the Company are located at 2633 Kingston Pike, Suite 100, Knoxville, Tennessee 37919 and at 5900 S. Eastern Ave, Suite 124, Commerce, CA 90040. Its telephone numbers are (865) 546-1110 (TN) and
(323) 725-5516 (CA).

Principal Operating Subsidiaries

  Innovo. The Company, through its Innovo subsidiary, develops craft canvas and denim totebags and aprons for mass retail and craft department stores such as Wal-Mart, Michaels and Joannes. Innovo also develops licensed and non-licensed, branded and non-branded accessory products for the fashion and non-fashion markets. These products are sold through mass retail, department stores, private label companies and premium organizations including such organizations as Wal-Mart, Goody's, Sears, Target, American Eagle and other venues in the United States. Innovo's craft products are produced in Mexico by affiliates of its strategic partner the Commerce Investment Group. Innovo's accessory products are sourced out of the Orient directly from Oriental suppliers.

  Joe's. The Company's high-end apparel line incorporates the Joe's Jeans brand of men's and women's denim apparel products and knit shirts. The Joe's Jeans product line is sold to high-end retailers, and specialty boutiques such as Barney's, Neiman Marcus, Nordstrom's and Fred Segal. Joe's Jeans production is managed by the Company's internal staff and sourced domestically in Los Angeles, CA from the Commerce Investment Group's affiliates or from other outside contractors.

  IAA. The Company's subsidiary, IAA, specializes in knit tops and other general apparel items for the private label and retail markets focusing on customers such as Tommy Hilfiger, Calvin Klein, Express and J. Crew. IAA's sources its products in Mexico or the Orient.

Products

  Innovo. The following are the principal products that Innovo distributes in the United States to the craft market or to the fashion and licensed accessory markets:


Craft                          Fashion Accessory       Licensed Accessory
Tote bags                      Tote bags               Travel and tote bags
Adult and children's aprons    Beach bags              Waist packs
Christmas stockings            Duffle bags             Duffle bags
                               Coolers                 Stadium totes/cushions
                               Gourmet/BBQ aprons      Insulated lunch bags
                               Backpacks               Soft coolers
                               Pencil Cases
                               Waist packs
                               Purses and wallets
                               Handbags


  Joe's.   Joe's Jeans focuses  on the design of high-fashion women's and men's apparel products for distribution on a worldwide basis. The product line currently consists of the following:

Women                              Men
Denim Jeans                        Denim Jeans
Denim Skirts
Denim Jackets
Knit Shirts
Handbags


  IAA. IAA currently develops products primarily for the private label market. IAA's products consist of knit tops and bottoms for both the men's and women's markets. The product lines include, but are not limited to the following:

Tops                              Bottoms
Knit Fashion Shirts               Fleece Sweatpants
Fashion T-shirts                  Knit Pants
Basic T-shirts
Fleece Sweatshirts
Thermal Pullovers


Product Design.

  Innovo. Innovo develops the designs and artwork for all products through its in-house design staff. Innovo markets its craft products, without artwork, to be sold for finishing by retail craft customers. Innovo's fashion and licensed accessory products are produced with the logos or other designs licensed from licensors or produced bearing the Company's own private brands.

  Joe's. Joe's products are designed in house by Joe's designers. The design staff is headed by Joe Dahan, the creator of the Joe's brand.

  IAA. IAA's products are designed by the IAA's merchandising staff or in conjunction with the design teams of the customer.

Licensing Agreements

  Innovo. On March 26, 2001, Innovo entered into a licensing agreement with Candies Inc. ("Candies") pursuant to which Innovo obtained the right to design, manufacture and distribute bags, belts and small leather/pvc goods bearing the Bongo trademark. The agreement is to terminate on March 31, 2003 unless the Bongo brand is sold in its entirety, in which case the licensing agreement would terminate immediately. Innovo pays Candies a 5% royalty and a 2%
advertising fee on the net sales of the Company's goods bearing the Bongo trademark. According to the terms of the licensing agreement, Innovo shall guarantee payment to Candies during the term of the agreement in an amount equal to or greater than $50,000 (5% of Minimum Net Sales of $1 million). In the event that prior to March 31, 2003, Innovo has failed to pay to Candies an amount equal or greater than $50,000, Innovo shall be obligated to pay to Candies the difference between the amount of the royalties actually paid to Candies during the period and $50,000. The licensing agreement does not grant the Company any renewal options.

  Innovo's sports-licensed accessory products display logos, insignias, names, or slogans licensed from the various licensors. Innovo holds licenses for the use of the logos and names of the teams of the National Football League, Major League Baseball and over 130 colleges for various products.

  Each of the sports-license agreements grant Innovo either an exclusive or non-exclusive license for use in connection with specific products and/or specific territories. The license agreements with the major professional sports licensing organizations are generally non-exclusive. While the Company is continuing to develop products bearing the sport licenses, the Company is placing more time and resources developing other product lines which the Company believes will have greater potential in the marketplace.

  The following sets forth certain information concerning the license agreements currently held by the Company.

Licensor         Types of Products          Geographical   Minimum   Expiration
                                                Areas      Royalties

Major League     Tote, lunch, shoe and      United States  $15,000     12/31/02
Baseball         laundry bags, stadium                     for 2002
                 seat cushions, sports
                 bags and backpacks

National         Tote, lunch, shoe and      United States    N/A        3/31/02
Football         laundry bags, stadium
League           seat cushions, sports
                 bags and backpacks

Cooleges/logos   Tote, lunch, shoe and      United States  $8,000      12/31/02
of approx.       laundry bags, stadium
130 colleges     seat cushions, sports
                 bags and backpacks

Bongo            Bags, belts, small         North & South  $50,000      3/31/03
                 leather/pvc goods          America and    prior to
                                            U.S.           expiration
                                            Territories




  Innovo believes that it will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license.

  Innovo believes that it is in substantial compliance with the terms of all material licenses, excluding the sports licenses previously held for international markets. In the event the Company cannot successfully negotiate a reasonable settlement with certain international licensors, the Company has accrued for what it deems to be the reasonable expense or obligation associated with these licensing agreements.

  Joe's. In February, 2001, the Company's Joe's Jeans subsidiary acquired the licensing rights to the JD logo and the Joe's Jeans trademark for all apparel and accessory products. The license agreement with JD Design, LLC, has a ten-year term with two ten-year renewal periods. Additionally, pursuant to the terms of the agreement, Joe Dahan is to receive a 3% royalty on the net revenues of Joe's.

Summary of Significant 2001 Developments

  During fiscal 2001, the Company completed the transformation
from a  manufacturing  based  organization  into   a  sales  and  marketing
trading organization. The Company was able to accomplish this as a result of the closing of its manufacturing facilities in 2000 and the transactions completed with the Commerce Investment Group and its affiliates. The transition has allowed the Company to focus on increasing revenues without proportionately increasing expenses. It has also enabled management's to more effectively utilize the Company's assets.

  In February 2001, the Company successfully launched Joe's Jeans, thus propelling the Company into the high-fashion denim business. Joe's has expanded the Company's customer base and has generated positive synergies between Joe's and the Company's existing divisions and product lines. Joe's is establishing brand recognition in the marketplace and the Company, based on the current success, believes that the brand has the ability to attract a strong worldwide audience. The Company intends to continue to expand the product lines beyond its existing offerings thus maximizing the equity of the Joe's brand.

  The Company acquired the licensing rights to Joe's from JD Design, LLC ("JD"). In addition to the licensing rights to the Joe's Jeans label, the Company also acquired the rights to market the current product line and assumed existing sales orders in exchange for 500,000 shares of the Company's Common Stock and, if certain sales objectives are reached, a warrant, with a 4 year term, granting JD the right to purchase 250,000 shares of the Company's Common Stock priced at $1.00 per share. Additionally, Joe Dahan, the designer of the Joe's line, joined the Company as an employee and received an option to purchase an additional 250,000 shares of the Company's Common Stock at $1.00 per share, vesting monthly over 24 months. The options granted to Joe Dahan have a term of 4 years.

  In the second quarter fiscal 2001, the Company's subsidiary Innovo, Inc., obtained the licensing rights to the Bongo trademark for bags, belts and small pvc/leather goods. Innovo has since successfully launched the line to major retailers across the country and is receiving a strong
response in the marketplace.   In an  attempt to support the momentum of
Innovo's Bongo line, the Company has opened an accessory showroom in New York City. The showroom is utilized to showcase the Company's Bongo products as well as Innovo's other accessory products.

  In the third quarter of fiscal 2001, the Company acquired Azteca Productions International, Inc.'s knit division and formed the subsidiary Innovo-Azteca Apparel, Inc. IAA focuses on marketing and distributing knit products to private label customers such as Tommy Hilfiger, Calvin Klein, J. Crew and others. Management expects that IAA will increase the Company's revenues and should continue to enhance the Company's efforts to expand its customer base.
The knit purchase agreement called for a two phase transaction with the second phase to result in the Company purchasing the then existing Azteca
knit inventory.    With the  first  phase closed,  the  second phase  was
scheduled to close prior to November 30, 2001 subject to the Company obtaining the necessary funding to purchase the goods. The second phase of the transaction did not close prior to November 30, 2001 and thus will not be completed.

  The Company, in 2001, has made many improvements operationally and financially and management believes these advancements should lay the foundation for success in the future. As the Company's historical customer base and product lines continue to be strengthened, the Company is now positioned to take advantage of the blossoming Joe's Jeans division and the opportunities associated with IAA division.

Growth Strategy and Product Development

  The Company believes that growth in its business can be accomplished through the increase in sales of its existing Innovo products and through its continued expansion into the apparel market. During 2001, the Company greatly increased the quality of its products, made significant advancements in the design of its products, greatly improved its customer base as a result of acquisitions and licensing agreements and increased the Company's product offerings.

  More specifically, the Company believes that it can continue to increase sales of its craft products due to the high quality and competitive pricing of its p roducts as a r esult of the Company's strategic relationship with the Commerce Investment Group and its related parties. Innovo's growth with its accessory product lines will be based on the Innovo's ability to continue to increase the quality and design of its products, deliver competitive products in a timely fashion, maximize the Bongo product line and continue to grow its business with its private label customers.

  The Company intends to establish itself as a significant player in the apparel market. The Company believes that Joe's has tremendous potential to generate substantial growth and profitability and the Company expects Joe's to play an important role in the Company's future development in the apparel arena. Additionally, management believes that IAA will allow the Company to penetrate new markets and expose the Company to the largest private label companies in the apparel industry. With the expertise acquired through the IAA acquisition and through the Company's strategic relationship with the Commerce Investment Group, management believes that the Company is well positioned to further penetrate the apparel industry.

  The Company continues to review possible acquisition candidates in order to continue to increase its market share. The Company's growth plans are
focused on internal  as  well  as  external  growth  and   management
intends to use its relationships and expertise to seek accretive acquisitions as part of its growth strategy.

Marketing and Customers

  Innovo.  During fiscal 2001, the Company's Innovo operations sold products to a mix of mass merchandisers (such as Wal-Mart), department stores, sporting goods stores, grocery stores, craft and drug store chains, mail order
retailers and other retail accounts.   The Company estimates  that its products
are carried in over 8,000 retail outlets in the United States. Generally the Company's accounts are serviced by the Company's sales personnel working with marketing organizations that have sales representatives which are Compensated on a commission basis.

  In marketing its products, the Company attempts to emphasize the competitive pricing and quality of its products, its ability to assist customers in designing marketing programs, its short lead times, and the high sell-through its products have historically achieved.

  For fiscal 2001, three customers accounted for aggregate sales in excess of 36.1% of gross sales: Wal-Mart, Michael's and Joannes accounted
for 26.4%, 4.3% and 5.4%,  respectively.   Wal-Mart  has continued to be a
major customer for the Company and the loss of Wal-Mart as a customer would have a material adverse effect on the Company.

  Joe's.  Joe's customer base is high-end department stores and boutiques
located throughout  the  world.   Joe's  products  are  currently  sold
through sales representatives' showrooms located in New York City and Los Angeles where customers review the latest collections offered by Joe's and place orders. The Company currently sells to such retailers as Barney's, Neiman Marcus, Saks Fifth Ave, Intermix and Fred Segal.

  Late  in  fiscal  2001, the  Company  introduced  the  Joe's line  into
certain overseas markets.   International customers are  serviced as in-house
accounts or through sales representatives in the foreign markets.

  IAA. IAA develops apparel products, with a focus on knit tops, primarily for the private label market. The Company currently sells to or is developing products for customers such as American Eagle, Tommy Hilfiger,
J. Crew, Express and other retailers who have their own private label brands.

  IAA is currently relying on a few key customers for a majority of its business. During fiscal 2001, Tommy Hilfiger represented 100% of IAA's sales.
 The Company is currently focused on broadening IAA's customer base.

Backlog

  Although the Company may  at any given time have significant business booked
in advance  of  ship dates,   customers' purchase  orders are  typically  filled
and shipped within two to six weeks. As of December 1, 2001, there were no significant backlogs.

Sourcing

  Innovo. Innovo's craft products are purchased from the Commerce Investment Group, which manufactures the Company's products primarily in Mexico, with Innovo obtaining its accessory products from overseas suppliers through short term manufacturing agreements. The Company is obligated, as defined in the supply agreement with the Commerce
Investment Group, to purchase all of its craft products from the Commerce Group through August of 2002. The independent contractors that manufacture Innovo's products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to Innovo's specifications. While Innovo attempts to mitigate its exposure to manufacturing, the use of independent contractors does reduce Innovo's control over production and delivery and exposes Innovo to the other usual risks of sourcing products from independent suppliers. Innovo does not have any long-term supply agreements with independent overseas contractors, notwithstanding the production agreement with the Commerce Investment Group, but believes that there are a number of contractors that could fulfill Innovo's requirements. See "Certain Relationships and Related Transactions".

  Innovo  has  generally  utilized  overseas  contractors  that employ
production facilities located in China.   As a result,  the products
manufactured for Innovo are subject  to  export quotas  and  other
restrictions i mposed  by the Chinese government.   To  date  the
Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect Innovo, even if only temporarily while Innovo shifted production to other countries or regions such as Mexico, Korea, Taiwan or Latin America. It is anticipated that in fiscal 2002 more than 75% of Innovo's sales will be imported products which are subject to United States import quotas, inspection or duties.

  Joe's. Joe's products are sourced through Azteca Production International, Inc., an affiliate of the Commerce Investment Group or domestic contractors generally located in the Los Angeles area. Joe's staff, however, controls the production schedules in order to
secure quality and on  time  deliveries.   The Company is currently
reviewing the option of sourcing products from international sources.

  IAA. IAA's products are sourced from Mexico through independent contractors. IAA currently controls the production process through its Los Angeles staff. The Company constantly reviews alternative foreign sourcing possibilities, but with IAA's knowledge of the Mexican production market, the Company is usually able to provide its customers with competive pricing and is able do so in a timely manner.

  The Company  is  currently  heavily  reliant  on the Commerce Investment
Group's ability to source  and supply  the Company's  products.   The Company
expects its reliance on Commerce Investment Group to decrease in the future as the Company begins to purchase more of its products from third party suppliers. During 2001, the Company purchased $5,216,000 or 82% of its products from Commerce Investment Group.

Competition

  The  industries  in  which  the  Company  operates  are  fragmented  and
highly competitive.   The  Company  competes  against  a  large  number  of
marketing organizations  and importers, and other generally small companies
that distribute products similar  to  the  Company's.   The  Company  does
not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, the brands its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

  The Company believes that it is competitive in each of the above-described areas with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and low price points will allow it to maintain its competitive position. However, many of the Company's competitors possess substantially greater financial, technical and other resources than the Company, including the ability to implement more extensive marketing campaigns.

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

  The Company has also applied for a trademark for its product lines known as "Friendship", "Clear Gear" and "Toteworks". The Company anticipates that these trademarks will be registered during 2002.

Employees

  As of February 17, 2002, the Company employed 45 fulltime employees. Innovo Group Inc. accounted for 3 of the employees, Innovo employed 15 individuals including 3 individuals in Innovo's New York showroom, Joe's employed 14 individuals out of its Los Angeles offices, and IAA employed 13 individuals.

                              ITEM 2.    PROPERTIES

  The Company's Tennessee sales and marketing headquarters is located in approximately 5,000 square feet of office spaces located near downtown Knoxville, Tennessee. The Company pays $3,500 per month, triple net for the office space. The space being leased in Knoxville is owned by an entity that is controlled by the Company's Chairman.

  The Company's Los Angeles offices are located in an office complex located in Commerce, CA. The Company occupies the space under an agreement with Azteca Productions International, Inc., an affiliate of the Commerce Investment Group with a reasonable allocation being allotted to the Company depending upon the amount of space used by the Company.

  The Company currently leases office space for its Innovo accessory showroom in New York City on an annual basis. The Company pays $2,888 a month for the property. The showroom is located at 10 West 33rd Street, Suite 1118, New York, NY, 10001.

  Joe's products are displayed in showrooms in New York City and Los Angeles through a sales representation arrangement, thus the Company does not lease or own the space in which Joe's products are sold.

  The Company's previous headquarters and manufacturing facilities were located in Springfield, Tennessee. The Springfield facilities are currently owned by Leaseall Management, Inc. ("Leaseall"), a wholly owned subsidiary of Innovo Group, Inc. The main Springfield complex is situated on seven acres of land with approximately 220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area. A warehouse annex contained 30,000 square feet. First Independent Bank of Gallatin, Tennessee holds a First Deed of Trust on the Springfield real property. The Springfield facilities are currently being leased with approximately 15% of the facilities being leased as of December 1, 2001.

  On May 25,2001, the Company sold the Company's Good Deal Mall property located in Lake Worth, FL for gross proceeds of $1,175,000 to an outside third party. After the extinguishment of $657,000 of debt associated with the property, paying sales commissions, closing fees and property taxes, the Company recognized a small book gain on the sale of the property. The Good Deal Mall was originally established by the Company to serve as a retail outlet for the Company's products.

                         ITEM 3.    LEGAL PROCEEDINGS

  The Company is a party to lawsuits and other contingencies in the ordinary course of its business. The Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate on the Company's financial condition.


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

  During the fourth quarter of 2001, Levi Strauss & Co. filed a trademark infringement suit against Joe's Jeans, Inc. and Innovo Group Inc.. Levi's is alleging that the stitching and pocket design on Joe's Jeans jeans is in violation of the Levi's trademarked stitching design. While the Company believes that it has meritous defenses to Levi's claims, the Company has concluded that it is not financially advantageous to defend against Levi's claims. As such, the Company, through its counsel, has approached Levi's with the proposed modifications to the stitching on the Joe's Jeans jean's pockets and other terms and conditions under which the Company would be willing to settle the claims. Levi's has agreed in principal to the modifications, and the Company believes that the suit will be settled consistent therewith. The Company does not believe there will be any monetary consequences as a result of the suit other than the legal fees required to defend against the suit.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  No matters were submitted to a vote of a security holders during the Company's fourth fiscal quarter.

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

Fiscal 2001                  High               Low

First Quarter                $1.156             $0.813
Second Quarter                1.12               1.03
Third Quarter                 2.06               1.23
Fourth Quarter                2.67               2.25


Fiscal 2000                  High               Low

First Quarter                $1.59	            $1.03
Second Quarter                2.12               0.87
Third Quarter                 1.43               0.81
Fourth Quarter                1.18               0.78

Fiscal 1999	                 High                Low

First Quarter                $3.94	             $1.09
Second Quarter                2.56                1.31
Third Quarter                 2.75                1.09
Fourth Quarter                3.00                1.50



  As of March 1, 2002, there were approximately 900 record holders of the Common Stock.

  The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant,including the Company's earnings and financial condition and its capital expenditure requirements.

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




                                                               Years Ended
                                           12/01/01    11/30/00    11/30/99    11/30/98    11/30/97
                                           --------    --------    --------    --------    --------
                                                      (000's except per share data)
Net Sales                                  $ 9,292     $ 5,767     $10,837     $ 6,790     $ 7,901
Costs of Goods Sold                          6,333       5,195       6,252       4,493       5,303
                                            ------      ------      ------      ------      ------
Gross Profit                                 3,022         572       4,585       2,297       2,598

Operating Expenses (3)                       3,358       5,113       5,688       4,203       4,007
                                            ------      ------      ------      ------      ------

Loss from Operations                          (399)     (4,541)     (1,103)     (1,906)     (1,409)

Interest Expense                              (211)       (446)       (517)       (503)       (657)
Other Income (Expense)                          81         (69)        280         142         337
                                            ------      ------      ------      ------      ------
Loss Before Income Taxes                      (529)     (5,056)     (1,340)     (2,267)     (1,729)
Income Taxes                                    89           0           0           0           0
                                            ------      ------      ------      ------      ------
Loss from Continuing
     Operations                               (618)     (5,056)     (1,340)     (2,267)     (1,729)
                                            ------      ------      ------      ------      ------
Discontinued Operations(1)                       0           0          (1)     (1,747)       (110)
Extraordinary Item (2)                           0      (1,095)          0           0         524
                                            ------      ------      ------      ------      ------
Net Loss                                    $ (618)    $(6,151)    $(1,341)    $(4,014)    $(1,315)

Loss per share from Continuing
Operations (basic and diluted)              $(0.04)     $(0.62)     $(0.22)     $(0.49)     $(0.50)

Weighted Average Shares Outstanding         14,315       8,163       5,984       4,618       3,438

Balance Sheet Data:
Total Assets                               $10,247     $ 7,416     $ 6,222     $ 7,232     $ 9,168
Long-Term Debt                               4,225       1,340       2,054       2,604       2,065
Stockholders' Equity                         4,519       3,758       1,730       1,722       3,791



(1) The amounts for 1998 and 1997 represent the operations of Thimble Square. Thimble Square's operations were discontinued during the fourth fiscal quarter of 1998.

(2) Represents gains from the early extinguishment of debt in 1997 and the loss from the early extinguishments of debt in 2000.

(3) Amount includes a $300,000 write down o f long-term assets in 1998 and a $145,000 write down of long-term assets in 1999 as well as $293,000 for the termination of a capital lease and $100,000 for the settlement of a lawsuit in 1999, and a $600,000 write down of long-term assets in 2000.


    ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

  Historically, the Company's operating losses have resulted from inadequate sales, limited production capacity, high internal production and operational costs and inadequate working capital. Management has been addressing these issues in an attempt to make the Company profitable. The Company has made significant changes in the operational and financial structure of the Company and believes that the changes discussed below will significantly improve the Company's ability to obtain profitability.

 In 2001, the Company took advantage of the operational restructuring that occurred during the prior year. In 2000, the Company entered into a supply and distribution agreement with the Commerce Investment Group and its affiliates. Under the terms of the agreement, the Company will purchase from the Commerce Investment Group all of the products the Company previously manufactured domestically and the Commerce Investment Group will distribute all of the Company's products.

  This group of transactions is significant because a large number of the historical problems of the Company can be attributed to the limited production and distribution capabilities of the Company's previous manufacturing operations, the overhead associated therewith and the lack of competitive pricing due to the higher cost of domestically manufactured goods.

  Furthermore, these transactions allowed the Company to significantly reduce the headcount of the Company and downsize its operations, reducing its operational fixed expenses. The resulting operating model is one that is based on outsourcing all non-core competency functions to third parties. The Company believes that this structure will provide the Company with the necessary foundation to successfully support its operations going forward.

  Additionally, during 2000 the Company entered into various equity transactions which have allowed the Company to meet its financial demands during 2001. As a result of these transactions, the Company has been able to reduce its debt and interest expense, decrease payables and increase its cash on hand. The equity transactions referred to above, while greatly improving the Company's financial health, may represent a change in control for income tax purposes which would have the effect of substantially limiting the availability and utilization of the Company's net operating losses for income tax purposes.

  The Company's increase in revenues for 2001 is attributable to the Company's entry into the apparel business through the creation of the Company's two new subsidiaries Joe's Jeans, Inc. ("Joe's") and Innovo-Azteca Apparel, Inc. ("IAA"). Joe's markets high-end fashion products to both domestic and international retailers. IAA markets and sources knit apparel products for the private label market. As the Company moves forward, the Company anticipates that its apparel divisions will play a significant role in the Company's growth process. The growth is expected to come from within the Company's existing apparel divisions as well as through licensing agreements and acquisitions.

  While the Company's revenues on an existing product line basis were flat for the year, the Company has established the groundwork that it believes will lead to growth in 2002. The Company has greatly increased its presence in the craft market as a result of the Company's ability to provide an improved product at a lower cost. Furthermore, in 2001 the Company obtained the licensing rights for Bongo accessories, and subsequently therewith, successfully launched a line of Bongo bags in the retail market. While the Company continues to develop its other accessory product lines, the Company has begun to place additional focus on the fashion market and private label customers thus allowing the Company to maximize its expertise in developing and sourcing fashion accessory products.

  The developments in 2001 have postured the Company to move forward. The Company has addressed its production and financial shortcomings and has begun to take the necessary steps to generate the revenues necessary to pull the Company to profitability.


Results of Operations

  The following table sets forth certain statement of operations data for the years indicated:


                                                Years
                                                Ended

                                   12/01/01    11/30/00    11/30/99
                                   --------    --------    --------
Net Sales                          $ 9,292     $ 5,767     $10,837
Costs of Goods Sold                  6,333       5,195       6,252
                                    ------      ------      ------
Gross Profit                         2,959         572       4,585

Selling, General & Administrative    3,191       4,147       4,963
Write down of long-term assets          --         600         145
Termination of a Capital Lease          --          --         293
Other                                   --         116          --
Depreciation & Amortization            167         250         287
                                    ------      ------      ------

Loss from Operations                  (399)     (4,451)     (1,103)

Interest Expense                      (211)       (446)       (517)
Other Income (expense)                  81         (69)        279
                                    ------      ------      ------
Loss Before Income Taxes and
     extraordinary items              (529)     (5,056)     (1,341)
Income Taxes                            89          --          --
                                    ------      ------      ------

Loss before extraordinary             (618)     (5,056)     (1,341)
                                    ------      ------      ------

Extraordinary Item                      --      (1,095)         --
                                    ------      ------      ------
Net Loss                            $ (618)    $(6,151)    $(1,341)



       Comparison of Fiscal Year Ended December 1, 2001, to Fiscal Year Ended
                                 November 30, 2000


  Net sales for the year ended December 1, 2001 increased $3,525,000 or 61.1% from $5,767,000 in 2000 to $9,292,000 in 2001. While internal growth remained flat in 2001, the increase in sales can be attributed to the Company's two new apparel subsidiaries Joe's Jeans and Innovo Azteca Apparel (IAA). These two new apparel divisions accounted for combined sales of $3,650,000. Since the acquisitions of the licensing rights in February of 2001, Joe's Jeans
sales  for  the period totaled $1,520,000.   Additionally,  IAA's  revenues
since  August  of  2001,  totaled $2,130,000.

  The Company's gross margin percentage increased from 9.9% in 2000 to 31.8% in 2001. The increase is attributable in part to a $300,000 inventory adjustment in 2000 for liquidated inventory, thus increasing the cost of goods. Also, as a result of closing its manufacturing and distribution operations, the Company wrote off $250,000 of capitalized overhead that was associated with its production facility and the manufacturing process. These adjustments, coupled with the advantages of the Company's strategic partners purchasing power on Innovo Inc.'s (II) crafts, improved pricing on II's products sourced out the Orient, and Joe's high-margins account for the increase in the gross margin percentage.

  Selling, General and Administrative expenses decreased in 2001 by 23.1% from $4,147,000 in 2000 to $3,191,000 in 2001. The change in Selling, General and Administrative expense resulted primarily from the Company's new business model which attempts to outsource all non-core operating functions. Additional savings resulted from the Company's restructuring and reduction in headcount, which commenced in 2000 and ended in 2001.

  Depreciation and Amortization expenses were not significantly different from 2000 to 2001 due to the lack of significant purchases of fixed assets and intangible assets during 1999.

  Interest expense for the year ended December 1, 2001 decreased by $235,000 to $211,000 as a result of decreased borrowing from the Company's factoring facility and the Company's higher cash reserves offset by interest on $3.6 million of debt related to the knit division acquisition.

  Other Income (expense) was income of $81,000 in 2001 compared to expense of $69,000 in 2000. The increase can largely be attributed to rental income of approximately $70,000 derived from tenants in the Company's former headquarters in Springfield, TN and other miscellaneous income of $12,000, offset by a $2,000 loss on the sale and/or disposal of the equipment resulting from the closure of the Company's manufacturing facility and sale of the Company's Florida property.

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

Liquidity and Capital Resources

  The Company's primary sources of liquidity are cash flows from operations, including credit from vendors and borrowings from the factoring of accounts receivables and cash obtained from the sale of the Company's Common Stock.


    The Company relied on three primary sources to fund operations during fiscal 2001:

1.	An accounts receivable factoring agreement with CIT Group, Inc. ("CIT")
2.	Cash reserves
3.	Trade credit with its domestic and international suppliers


  Cash used in operating activities was $632,000 for the year ended December 1, 2001. The use of cash primarily resulted from the Company's net loss, an increase in accounts receivables of $882,000 and a reduction in accounts payable and accrued expenses of $1,064,000 offset by a decrease in inventory of $933,000 and an increase in amounts due to related parties of $698,000.

 The Company's principal credit facility for working capital is its accounts receivable factoring arrangements. The Company, through its subsidiaries, entered into factoring agreements with CIT. According to the terms of the agreements, the subsidiaries have the option to factor their receivables with CIT on a non-recourse basis. The agreements call for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus
0.25%  on  funds  borrowed  against  the  factored  receivables.    The  CIT
agreements may be terminated by CIT with 60 days notice by CIT, or on the anniversary date, by the Company provided 60 days written notice is given.

The following table sets forth the Company's contractual obligations and commercial commitments as of December 1, 2001:


Contractual Obligations                        Payments Due by Period
                                 Total   Less than   1-3     4-5     After 5
                                          1 year    years   years     years
                                 -----   ---------  -----   -----     -----
Long Term Debt                  $4,225     $ 845   $2,454   $ 926    $   --
Operating Leases                   425        78      144      84       119
Other Long Term
Obligations-Minimum Royalties       73        23       50      --        --


  The Company believes that the existing factoring relationships and cash reserves should provide sufficient working capital to fund operations during fiscal 2002 and the Company's internal growth. However, due to the seasonality of the Company's business and negative cash flow during certain periods during the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, may be obtained from the sale of equity securities or through short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations. The Company intends to pursue acquisitions which may result in the Company raising additional capital through debt or equity financing.

New Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (FAS 141) and No. 142, (FAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  The Company has applied the non-amortization provisions of FAS 141 for acquisitions occurring after June 30, 2001 and will apply the provisions of the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is not expected to result in a material change to net income. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard sets forth the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company's fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.


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

  ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURE

  Not applicable.

                               PART III

                 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


  The following table sets forth certain information regarding the persons elected as Directors of the Company as of February 12, 2002.

Name                                Age       Position with the Company

Samuel J. (Sam) Furrow Sr. (2)      60        Chairman of the Board,
and Director

Patricia Anderson-Lasko	            42	    Chief Executive Officer;
                                              Director

Samuel J. (Jay) Furrow, Jr.         28        President,
                                              Director and Acting Chief
                                              Financial Officer

Daniel A. (Dan) Page (1)(2)         51        Director

Marc B. Crossman (1)                30        Director

John G. Looney, MD (1)(2)           58        Director

____________________

(1) Member of the audit committee of the Board of Directors.
(2) Member of the executive compensation committee of the Board of Directors.

  Following is information with respect to the business experience for at least the last five years and certain other information regarding each of the nominees for election as a Director.

  Samuel J. (Sam) Furrow became a Director in April 1998 and the Company's Chairman and Chief Executive Officer in October 1998. He served as Chief Executive Officer until December, 2000, when Ms. AndersonLasko resumed that position. Mr. Furrow has also been the Chairman of Furrow Auction Company (a real estate and equipment sales company) since April 1968, Chairman of Furrow-Justice Machinery Corporation (a six-branch industrial and construction equipment dealer) since September 1983, Owner of Knoxville Motor Company-Mercedes Benz since December 1980 and of Land Rover of Knoxville since July 1997. Mr. Furrow has been a Director of Southeastern Advertising Inc. (an advertising agency) since April 1968, a Director of First American National Bank since September 1993, and of Goody's Family Clothing, Inc, a publicly traded retail clothing store chain, since 1995. Sam Furrow is Jay Furrow's father.

  Patricia Anderson-Lasko has been President and a Director of the Company since August 1990 and President of the Company's Innovo, Inc. subsidiary since she founded that company in 1987. From August 1990 until August 1997, Ms. Anderson-Lasko was also the Chairman and Chief Executive Officer of the Company, and she reassumed to title of Chief Executive Officer in December, 2000.

  Daniel A. Page was the chief operating officer of the Company from August 1997 through April 1999 and has been a Director of the Company since August 1997. From June 1993 until August 1997, Mr. Page was the principal operating and executive officer of Southeast Mat Company, a privately held manufacturer of automobile floor mats. Prior thereto Mr. Page was the president of Tennessee Properties Company, a privately held real estate development company.

  Samuel J. (Jay) Furrow, Jr. became the Company's Vice President for Corporate Development and In-House Counsel in July 1998 and a Director in January 1999. He has also served as the Company's Chief Operating Officer since April 1999 and its Acting Chief Financial Officer since August 2000. Mr. Furrow is an attorney. Prior to joining the Company, Mr. Furrow attended the Southern Methodist University School of Law beginning in August of 1995 and graduating with a J.D. in May 1998. Mr. Furrow attended Vanderbilt University beginning in 1991 and graduating with a BS degree in Political Science in 1995. Jay Furrow is Sam Furrow's son, and the President of StanRo Development, a real estate development company. Mr. Furrow assumed the role of President in December of 2000.

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

  John G. Looney, MD has been a Director since August 1999. Dr. Looney is a psychiatrist employed by the Duke Medical Center since 1986. Dr. Looney just completed a role as Medical Director of Peninsula Behavioral Health, a multi-hospital psychiatric treatment system in East Tennessee. He was responsible for building the clinical programs of this large enterprise. Dr. Looney is currently working with Carolinas' Medical Center in Charlotte, North Carolina, pursuant to a contract between the Duke Medical Center and Carolinas' Medical Center. He also participates in a variety of venture capital investments independent of Duke, Carolinas' Medical Center and the Company.

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

Commerce and Mizrachi Group Stock Purchase Agreements

  In connection with investments by the Commerce Investment Group during August 2000, the Company has agreed to appoint to the Board of Directors and each of it committees one person designated by Mr. Guez. Mr. Guez has not designated a Board member at this time. In connection with additional investments made in
2000, Mr. Guez is entitled to designate two additional Board members. The Company has also agreed to appoint to the Board of Directors and each of it committees one person designated by Mr. Mizrachi. Mr. Mizrachi has not appointed a member at this time. The Company has also amended its Bylaws to provide that the number of Company directors will be between three and seven, with the exact number to be specified by the Board of Directors, until November 1, 2000, and that from November 2, 2000 until November 1, 2003, the number of members of the Board of Directors will be between three and twelve, with the exact number to be designated by the Board of Directors.

Corporate Governance and Other Matters

  The Board of Directors conducts its business through meetings and through its committees. The Board of Directors acts as a nominating committee for selecting candidates to stand for election as Directors. Other candidates may also be nominated by an y stockholder, provided such other nomination(s) are submitted in writing to the Secretary of the Company no later than 120 days prior to the anniversary date of the prior year's annual meeting of stockholders at which Directors were elected, or such earlier date as the Board of Directors may allow, together with the identity of the nominator and the number of shares of the Company's stock owned, directly and indirectly, by the nominator. No such nominations have been received as of the date hereof in connection with the Annual Meeting.

  The Board of Directors currently has two committees, the Audit Committee and the Executive Compensation Committee.

  The Audit Committee is primarily responsible for (i) monitoring the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance, (ii) monitoring the independence and performance of the Company's independent auditors and internal auditing department, and (iii) providing an avenue of communication among the independent auditors, management, the internal auditing department, and the Board. The Audit Committee has a charter that details its duties and responsibilities. The current members of the Audit Committee are Dr. Looney and Messrs. Page and Crossman. The Executive Compensation Committee reviews and recommends the compensation arrangements for management of the Company. The current members of the Executive Compensation Committee are Dr. Looney and Messrs. Page and Sam Furrow. The Executive Compensation Committee also administers the Company's 2000 Employee Stock Incentive Plan and 2000 Director Stock Incentive Plan.

  Pursuant to Nasdaq listing requirements, Innovo maintains an Audit Committee of its Board of Directors that is composed of three directors. As permitted by a listing requirements exception, two of the committee members are "independent" under Nasdaq guidelines while the third member, Dan Page, is not independent under the guidelines becuase he has been an Innovo employee within the prior three years. With the remaining Board members being current employee's of the Company and due to Mr. Page's operational knowledge of the Company, Innovo's Board of Directors determined that it is in the best interest of the Company and its stockholders that Mr. Page serve as a member of the Audit Committee and we are providing this letter to you to inform you of that determination as specified by the listing requirements.

  Each of Messrs. Guez and Mizrachi is entitled to designate members of each Board committee. See "Commerce and Mizrachi Group Stock Purchase Agreements" above.

  During the year ended December 1, 2001, the Board of Directors held 2 meetings. During the same period, the Executive Compensation Committee met once and the Audit Committee met 5 times. No incumbent Director attended fewer than 75% of the total number of meetings of the Board of Directors and committees of the Board of Directors on which he served.

Director Compensation

  Directors who are not employees of the Company do not currently receive a cash fee for attending meetings of the Board of Directors or its committees. Mr. Page received a grant of nonqualified stock options to purchase 120,000 shares of Common Stock at an exercise price of $3.31 per share upon becoming a Director in August 1997. All of such options are vested.

  Sam Furrow received a grant of nonqualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $4.75 per share upon becoming a Director in March 1998. Jay Furrow received a grant of nonqualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $4.75 per share upon becoming a Director in February 1999. Mr. Crossman received a grant of nonqualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $4.75 per share upon becoming a Director in February 1999. The options vest and become exercisable at the rate of 2,083 shares per month served.

  Each non-management member of the Board of Directors also receives annual compensation in the form of options to buy Common Stock with a nominal initial value of $10,000. Each option has an exercise price equal to one-half of the market price on the date of grant, and covers a number of shares equal to $10,000 divided the exercise price per share. See "2000 Director Stock Option Plan" below.


                    ITEM 11.  EXECUTIVE COMPENSATION


  Summary Compensation Table. The following table sets forth the compensation paid to the Chief Executive Officers of the Company during 2001 and to the other executive officer of the Company who received annual compensation in excess of $100,000 during 2001 (the "Named Executive Officers") during fiscal years 2001, 2000 and 1999.



                                  Summary Compensation Table

                               Annual Compensation(1)                        Long-term Compensation
Name and
Principal Position               Year    Salary   Bonus                   Other Annual        Options/C
                                                                         Compensation(3)        SARs
------------------               ----    ------   -----                   -----------           ----
Samuel J. Furrow, Chairman       2001        --      --                            --            --
 and CEO (2)                     2000        --      --                            --            --
                                 1999        --      --                            --            --

Patricia Anderson-Lasko,         2001   200,000      --                            --            --
President and CEO (3)            2000   195,000      --                            --            --
                                 1999   157,000  15,750                           509            --

Samuel J. Furrow, Jr. (Jay)      2001   150,000      --                            --            --
President and COO                2000   100,000      --                            --            --





(1) No executive officers received or held restricted stock awards during fiscal 2001, 2000, or 1999.

(2) Mr. Sam Furrow's employment by the Company began in October 1998 with no salary and served as CEO until December 2000. Mr. Furrow received a grant of nonqualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $4.75 per share upon becoming a Director in March 1998. The options vest and become exercisable at the rate of 2,083 per month through 2002.

(3) During fiscal 1999 Ms. Anderson-Lasko received life insurance benefits in the aggregate amounts of $509. Ms. Anderson-Lasko became CEO in December 2000.

  Option Grants. During 2001, Pat Anderson and Jay Furrow received 300,000 and 150,000 options priced at $1.25 with an expiration date of June 5, 2005.

     Aggregated Option/SAR Exercised in 2001 and Year-end Option/SAR Values



                           Shares                     Number of Unexercised        Value of Unexercised
                          Acquired                   Options/SARs at FY-End      In-the-Money Options/SARs
                             on         Value           (#) Exercisable/             ($) Exercisable/
Name                      Exercise     Realized          Unexercisable                Unexercisable
-----                     --------     --------          -------------                -------------

Samuel J. Furrow             0            0              119,392/6,249                Not Applicable (1)
Pat Anderson                 0            0                300,000/0                    $213,000/0
Jay Furrow                   0            0              240,128/34,872                 $106,500/0


(1) Based on a closing price per share of $1.96 for the Common Stock on December 1, 2001 as reported by the Nasdaq SmallCap Market.

2000 Employee Stock Incentive Plan

   The 2000 Employee Stock Incentive Plan (the "2000 Employee Plan") provides for the grant of options to officers, employees and consultants of the Company and its affiliates (an Affiliate"). The 2000 Employee Plan continue in effect until March 2010, unless terminated earlier. Options granted under the 2000 Employee Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified stock options.

   The 2000 Employee Plan was adopted by the Company's Board of Directors on March 12, 2000 and approved by stockholders at the 1999 annual meeting. Up to 2,000,000 shares of Common Stock, subject to adjustment as provided in the 2000 Employee Plan, may be issued under the 2000 Employee Plan.

2000 Director Stock Incentive Plan

  The 2000 Director Stock Incentive Plan (the "2000 Director Plan") provides for the automatic grant of options to directors of the Company and its affiliates and subsidiaries (an "Affiliate") in place of director's fee payable in cash. The 2000 Director Plan will continue in effect until September 2010, unless terminated earlier. Options granted under the 2000 Director Plan are nonqualified stock options.

   The 2000 Director Plan was adopted by the Company's Board of Directors on September 13, 2000 and approved by stockholders at the 1999 annual meeting. A total of 500,000 share of Common Stock, subject to adjustment as provided in the 2000 Director Plan, may be issued pursuant to the 2000 Director Plan.

Stock Bonus Plan

  The Board of Directors has authorized and may in the future authorize the issuance of restricted stock to certain employees of the Company.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT

  The following table provides information as of March 1, 2002 concerning beneficial ownership of Common Stock by (1) each person or entity known by the Company to beneficially own more than 5% of the outstanding Common Stock, (2) each Director and nominee for election as a Director of the Company, (3) each Named Executive Officer, and (4) all Directors and executive officers of the Company as a group. The information as to beneficial ownership has been furnished by the respective stockholders, Directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and 		              Shares Beneficially Owned (1)
Offices				       Number			       Percent

Samuel J. (Sam) Furrow               3,496,114(2)(9)               18.9%
Chairman and Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Hubert Guez                          6,746,637(3)                  31.3%
5804 East Slauson Avenue
Commerce, California 90040

Patricia Anderson-Lasko	               550,000(4)                  3.56%
Chief Executive Officer and Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Daniel A. (Dan) Page                   472,774(5)(9)              3.55%
Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Samuel J. (Jay) Furrow, Jr.          1,588,701(6)                 9.62%
President and Acting
Chief Financial Officer,
and Director;
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Marc B. Crossman                       117,684(7)(9)              *
Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

John G. Looney, MD                     160,041                    1.06%
Director
2633 Kingston Pike, Suite 100
Knoxville, Tennessee  37919

Joseph Mizrachi                      2,738,500(8)                 15.5%
6971 N. Federal Highway, #203
Boca Raton, Florida 33487

Joe Dahan                              653,809(10)                4.19%
5900 S. Eastern
Commerce, CA  90040

All Executive Officers               7,039,123(2)(4)(5)(6)(7)     32.1%
and Directors as a Group
(7 persons)

_________________

* Less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, certain shares of the Company's common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 14,921,264 shares outstanding as of March 1, 2002.

(2) Includes 100,000 shares subject to currently exercisable options and 750,000 shares subject to exercisable warrants with a 3-year term expiring October 2003 and an exercise price of $2.10 per share.

(3) Includes 500,000 shares held of record by SHD Investments, LLC, of which Mr. Guez's brother is the Manager, 250,000 shares held of record by each to two trusts for Mr. Guez's sons and of which Mr. Guez's mother is trustee, and 1,863,637 held of record by Commerce Investment Goup, LLC, of which Mr. Guez is the Manager (collectively, the "Commerce Group"). Mr. Guez disclaims beneficial ownership the shares held by SHD Investments, LLC and the trusts for his sons. Also includes 3,000,000 shares subject to immediately exercisable warrants with a purchase price of $2.10 per share and 200,000 shares subject to warrants with a purchase price of $2.10 per share that become exercisable over two years. Also included is 700,000 shares owned by Azteca Production International, Inc., of which Mr. Guez is an owner.

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

  Also includes 300,000 shares subject to exercisable options pursuant to a 400,000 option grant of nonqualified options made in June 2001 with an exercise price of $1.25 per share and expiring June 5, 2005.

(5) Includes 120,000 shares subject to exercisable options at an exercise price of $3.315 per share and expiring August 2002.

(6) Includes 100,543 shares subject to currently exercisable options and 750,000 shares subject to currently exercisable warrants with a 3-year term expiring October 2003 and an exercise price of $2.10 per share.

  Also includes 150,000 shares subject to exercisable options pursuant to a 200,000 option grant of nonqualified options made in June 2001 with an exercise price of $1.25 per share and expiring June 5, 2005.

(7) Includes 75,543 shares subject to currently exercisable options expiring February 2004 and with an exercise price of $4.75 per share.

(8) Includes 10,000 shares of common stock owned by the wife of Joseph Mizrachi, Cheryl Mizrachi through CJ Rahm, LP and includes 1,241,000
warrants  to  purchase  shares  of  common   stock  (including 16,000 warrants
owned by the wife of Joseph Mizrachi, Cheryl Mizrachi through CJ Rahm, L.P.).

(9) Includes 25,164 shares subject to exercisable 20-year term options granted under the Company's 2000 Director Stock Incentive Plan in lieu of cash directors' fees with an exercise price of $0.39 per share. See "2000 Director Stock Incentive Plan" below.

(10) Includes 500,000 shares as to which Mr. Dahan, President of the Joes Jeans subsidiary, shares beneficial ownership and 153,809 shares subject to options exercisable at a price of $1 per share until February 7, 2003.



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

  On August 11, 2000, Sam and Jay Furrow converted $1 million of outstanding Company debt owed to third parties that it had previously assumed and an additional $500,000 of Company debt that was previously owed to the Furrows for 1,363,637 shares of common stock, or $1.10 per share, and warrants to purchase 1,500,000 shares of Common Stock that have a three-year term and an exercise price of $2.10 per share. The debt conversion to equity had been required by the Commerce Group as a condition to making their Phase I investment in th e Company. The Furrows have also agreed to make the issuance of the purchased warrants subject to stockholder approval.

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

  Facility Lease Arrangements. On October 7, 1998, the Company entered into a Warehouse Lease Agreement with Furrow-Holrob Development II, LLC pursuant to which the Company leased 78,900 square feet of production and office space. The "triple net" lease provided for an annual base rental rate of $2.00 per square foot, or $157,800 annually, plus a pro rata share of real estate taxes, insurance premiums and common area expenses, with an initial five-year term and two Company five-year renewal options (subject to agreement on any change in the base rental rate). The Board of Directors, with Mr. Furrow excusing himself from deliberations and not voting, unanimously approved the Warehouse Lease greement. The agreement was terminated on July 1, 2000 pursuant to the Company's restructuring in 2000.

  New Facility Lease Arrangements. The Company has entered into a new lease for space with a company owned by Sam Furrow. The space is approximately 5,000 square feet consisting of the first floor of a two-story building located in downtown Knoxville, Tennessee, with a monthly rental of $3,500 triple net.

  Commerce Investment Group. Commerce Investment Group is a related party to the Company as a result of the fact that Commerce Investment Group, directly or indirectly, owns more than 10% of the Company's outstanding common stock. Pursuant to the supply and distribution agreements entered into with Commerce Investment Group and its affiliates, the Company in 2001 purchased $5,216,000 of the goods its sold to customers from Commerce. In addition, the Company paid $382,000 to a Commerce affiliate for the distribution of the Company's products to its customers and $137,000 to
Commerce  Investment  Group  for  operational  services.   These  services
included but where not limited to accounts  receivable collections, certain
general  accounting  functions,   inventory  management  and distribution
logistics. Additionally, this charge included the allocation associated with the Company occupying space in Commerce's Commerce, CA facility and the use of general business machines and communication services. The Company from time to time will advance or loan funds to Commerce for use in the production process of the Company's goods or for other expenses associated with the Company's operations. The Company believes that all the transactions conducted between the Company and Commerce where completed on terms that where competitive and at market rates.

  JD Design, LLC. Joe's, pursuant to the license agreement entered into with JD Design, LLC underwhich the Company obtained the licensing rights to Joe's Jeans, is obligated to pay Joe Dahan a 3% royalty on the net sales of all products bearing the Joe's Jeans or JD trademark or logo. For fiscal 2001, this amount totaled $46,000.

  Azteca Production International, Inc. In the third quarter of fiscal 2001, the Company acquired Azteca Productions International, Inc.'s knit division
and formed the subsidiary Innovo-Azteca Apparel, Inc..   Pursuant to equity
transactions  completed  in  2000,  the  principals  of  Azteca  Production
International,  Inc. became  affiliates  of  the  Company.   The  Company
purchased the knit division's customer list, the right to manufacture and market all of the knit division's current products and entered into certain non-compete and non-solicitation agreements and other intangible assets
associated  with  the knit division.   As consideration, the Company issued
to Azteca, 700,000 shares of Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules. Reference is made to the Index to Financial Statements and Schedule on age F-1 for a list of financial statements and the financial statement schedule filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the related notes thereto.

(b) Reports on Form 8-K

  On September 10, 2001, the Company filed a Current Report on Form 8-K reporting completion of the first phase of a two phase acquisition of Azteca Production International Inc.'s ("Azteca") kint apparel division.

  On November 7, 2001, the Company filed an amendment to its Current Report on Form 8-K filed on September 10, 2001, to include financial statements of the Knit Division of Azteca International, Inc., as required by Item 7(a) Financial Statements of Business Acquired.

(c)  Exhibits

Exhibit                                                         Reference
Number                      Description                            No.

3.1         Fifth of Amended and Restated Certificate
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

10.41       omitted

10.42       Merger Agreement dated April 12, 1996 between
            Innovo Group Inc. and TS Acquisition, Inc.
            and Thimble Square, Inc. and the Stockholders
            of Thimble Square, Inc.*                          10.1 (13)

10.43       Property Acquisition Agreement dated
            April 12, 1996 between Innovo Group Inc.,
            TS Acquisition, Inc. and Philip Schwartz
            and Lee Schwartz.*                                10.2 (13)

10.45	      License Agreement between Innovo Group Inc.
            and Warner Bros. dated June 25, 1996.*            10.45(15)

10.46	      License Agreement between Innovo Group Inc.
            and Walt Disney dated September 12, 1996.*        10.46(15)

10.47	      Indenture of Lease dated October 12, 1993
            between Thimble Square, Inc. and Development
            Authority of Appling County, Georgia*             10.47(15)

10.48       Lease dated October 1, 1996 between Innovo,
            Inc. and John F. Wilson, Terry Hale, and
            William Dulworth*                                 10.48(15)

10.49	      Incentive Stock Option between Samuel J. Furrow, Jr.
            and Innovo Group Inc.*                            10.49(16)

10.50       Incentive Stock Option between Samuel J. Furrow
            and Innovo Group Inc.*                            10.50(16)

10.51       Incentive Stock Option between Robert S. Talbott
            and Innovo Group Inc.*                            10.51(16)

10.53	      Manufacturing and Distribution Agreement between
            Nasco Products International and Action Performance
            Companies, Inc.*                                  10.53(16)

10.56       Sale Agreement of property in Pembroke, GA between
            Thimble Square and H.N. Properties, L.L.C.*       10.56(16)

10.57       Lease Agreement between Furrow-Holrob Development,
            L.L.C. and Innovo Group, Inc.*                    10.57(16)

10.59       Promissory Note dated October 29, 1999 between
            Innovo Group Inc and Samuel J. Furrow*            10.59(17)

10.60       Promissory Note dated November 22, 1999 between
            Innovo Group Inc and Samuel J. Furrow*            10.60(17)

10.61	      License Agreement with Roundhouse*                10.61(17)

10.62       License Agreement with Paws, Inc.*                10.62(17)

10.63       Commerce Investment Group, LLC Common Stock
            and Warrant Purchase Agreement*                   10.63(18)

10.64       Commerce Investment Group, LLC Purchase Warrant
            Agreement*                                        10.64(18)

10.65       Investor Rights Agreement pertaining to the
            Commerce Investment Group, LLC Common Stock and
            Warrant Purchase Agreement*                       10.65(18)

10.66       Commerce Investment Group, LLC Purchase Warrant
            Agreement*                                        10.66(18)

10.67       Legal Opinion of Sims, Moss, Kline and
            Davis, LLP*                                       10.67(18)

10.68       Business Plan*                                    10.68(18)

10.69	      Transfer Instructions pertaining to the delivery
            of the Common Stock and Warrants purchased by
            Commerce Investment Group, LLC*                   10.69(18)

10.70	      Disclosure Schedule*                              10.70(18)

10.71       Samuel Furrow, Jr. Stock Purchase Agreement       10.71(18)

10.72	      Samuel Furrow, Sr. Common Stock Purchase Agreement10.72(18)

10.73	      Fifth of Amended and Restated Certificate
            of Incorporation of Registrant                    10.73

10.74	      Mizrachi Group Stock Purchase Agreement           10.74

10.75       Mizrachi Group Investor Rights Agreement          10.75

10.76       Mizrachi Group Warrant Agreement A                10.76

10.77       Mizrachi Group Warrant Agreement B                10.77

10.78       Mizrachi Group Transaction Disclosure Schedule    10.78

10.79       JD Design, LLC Common Stock and Warrant Purchase
            Agreement                                         10.79 (20)

10.80       JD Design, LLC Stock Purchase Warrant             10.80 (20)

10.81       Employment Agreement, Joe Dahan                   10.81(20)

10.82	      Option Agreement, Joe Dahan                       10.82 (20)

10.83       Joe's Jeans Licensing Agreement                   10.83 (20)

10.84       Innovo-Azteca Apparel, Inc. Purchase Agreement    2.1 (21)

21          Subsidiaries of the Registrant*                   21 (13)

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

(15) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1996.

(16) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1998.

(17) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 1999.

(18) Current Report on Form 8-K/A of Innovo Group Inc. (file 0-18926) dated September 15, 2000.

(19) Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 2000.

(20)	Quarterly Report on Form 10-Q of Innovo Group Inc. (file 0-18926) dated
April 15, 2001.

(21)	Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated
September 10, 2001.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INNOVO GROUP INC.


                               By: /s/ Patricia Anderson
                                   ---------------------
                                   Pat Anderson
                                   Chief Executive Officer

					     March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                   Date


/s/ Patricia Anderson-Lasko                           March 1,2002
---------------------------
Patricia Anderson-Lasko
Chief Executive Officer
and Director


/s/Samuel J. Furrow, Sr.                              March 1,2002
------------------------
Samuel J. Furrow, Sr.
Chairman of the Board and Director


/s/ Samuel J. Furrow, Jr.                             March 1,2002
-------------------------
Samuel J. Furrow, Jr.
President, Acting CFO and Director



/s/ Marc B. Crossman                                  March 1,2002
--------------------
Marc B. Crossman
Director


/s/ Daniel Page                                       March 1,2002
---------------
Daniel Page
Director

/s/ Dr. John Looney                                   March 1,2002
-------------------
Dr. John Looney
Director

                     Innovo Group and Subsidiaries

               Index to Consolidated Financial Statements


Audited Financial Statements:	                               Page

Report of Independent Auditors, Ernst & Young LLP           F-2
Report of Independent Auditors,  BDO Seidman, LLP           F-3

Consolidated Balance Sheets at December 1, 2001 and
 November 30, 2000                                           F-4
Consolidated Statements of Operations for the years ended
December 1, 2001, and November 30, 2000 and 1999             F-5
Consolidated Statements of Stockholders' Equity for the
 years ended December 1, 2001, and November 30, 2000
 and 1999                                                    F-7
Consolidated Statements of Cash Flows for the years ended
December 1, 2001, and November 30, 2000 and 1999             F-9
Notes to Consolidated Financial Statements                   F-11
Schedule II - Valuation of Qualifying Accounts               F-42

                      Report of Independent Auditors

Board of Directors
Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of December 1, 2001 and November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 1, 2001 and November 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted  our  audits  in  accordance  with  auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of December 1, 2001 and November 30, 2000 and the consolidated results of their operations and their cash flows for the years ended December 1, 2001 and November 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------
                                                 ERNST & YOUNG LLP
Los Angeles, California
February 8, 2002

               Report of Independent Certified Public Accountants

Board of Directors
Innovo Group Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Innovo Group Inc. and subsidiaries for the year ended November 30, 1999. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for the year ended November 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We belive that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Innovo Group Inc. and subsidiaries for the year ended November 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Atalanta, Georgia
January 13, 2000, except for Notes 11 and 14, as to which the date is March 8, 2000

                       Innovo Group Inc. and Subsidiaries

                          Consolidated Balance Sheets

                      (In thousands, except per share data)



                                               December 1,    November 30,
                                                   2001          2000
                                                   ----          ----
Assets
Current assets:
 Cash and cash equivalents                     $    292       $  1,179
 Accounts receivable and due from factor,
  net of allowance for uncollectible accounts
  of $164 (2001) and $36 (2000)                   1,466            712
 Inventories                                      2,410          3,343
 Prepaid expenses and other assets                  180             94
                                                 ------        -------
Total current assets                              4,348          5,328

Property, plant and equipment, net                  973             56
Assets held for sale                                 --          2,028
Intangible assets, net                            4,926             --
Other assets                                         --              4
                                                 ------         ------
Total assets                                    $10,247        $ 7,416
                                                 ------         ------
                                                 ------         ------

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses          $   697        $ 1,761
 Due to related parties                             806            108
 Notes payable                                       --            449
 Current maturities of long-term debt               845             94
                                                 ------         ------
Total current liabilities                         2,348          2,412

Long-term debt, less current maturities           3,380          1,246

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.10 par value:
  Authorized shares - 5,000
  Issued and outstanding shares - none               --             --
 Common stock, $0.10 par value:
  Authorized shares - 40,000
  Issued and outstanding shares - 14,921 (2001)
  and 13,721 (2000)                               1,491          1,371
 Additional paid-in capital                      40,277         38,977
 Accumulated deficit                            (34,079)       (33,461)
 Promissory note - officer                         (703)          (703)
 Treasury stock                                  (2,467)        (2,426)
                                                 ------         ------
Total stockholders' equity                        4,519          3,758
                                                 ------         ------
Total liabilities and stockholders' equity      $10,247        $ 7,416
                                                 ------         ------
                                                 ------         ------
See accompanying notes.

                      Innovo Group Inc. and Subsidiaries

                     Consolidated Statements of Operations

                      (In thousands, except per share data)

                                               Year ended
                                       December 1     November 30
                                          2001       2000     1999
                                          ----       ----     ----

Net sales                              $ 9,292      $ 5,767  $10,837
Cost of goods sold                       6,333        5,195    6,252
                                        ------       ------   ------
Gross profit                             2,959          572    4,585

Operating expenses:
 Selling, general and administrative     3,191        4,147    4,963
Restructuring and other charges:
 Asset impairment                           --          600      145
 Termination of capital lease               --           --      293
 Other                                      --          116       --
Depreciation and amortization              167          250      287
                                        ------       ------   ------
                                         3,358        5,113    5,688
                                        ------       ------   ------
Loss from operations                      (399)      (4,541)  (1,103)

Interest expense                          (211)        (446)    (517)
Other income (expense), net                 81          (69)     279
                                        ------       ------   ------
Loss before income taxes and
 extraordinary item                       (529)      (5,056)  (1,341)
Income taxes                                89           --       --
                                        ------       ------   ------
Loss before extraordinary item            (618)      (5,056)  (1,341)
Loss on early extinguishments of debt       --       (1,095)      --
                                        ------       ------   ------
Net loss and comprehensive loss        $  (618)     $(6,151) $(1,341)
                                        ------       ------   ------
                                        ------       ------   ------

                    Innovo Group Inc. and Subsidiaries

                   (In thousands, except per share data)



                                               Year ended
                                        December 1      November 30
                                          2001       2000       1999
                                          ----       ----       ----

Loss per share - basic and diluted:
 Loss before extraordinary items        $  (.04)    $ (0.62)  $ (0.22)
 Extraordinary item                          --       (0.13)       --
                                         ------      ------    ------
Net loss                                $  (.04)    $ (0.75)  $ (0.22)
                                         ------      ------    ------
                                         ------      ------    ------

Weighted average shares outstanding -
 basic and diluted                       14,315       8,163     5,984


See accompanying notes.

                   Innovo Group Inc. and Subsidiaries

              Consolidated Statements of Stockholders' Equity

                  (In thousands, except number of shares)



                                                       Additional                Promissory                Total
                                    Common Stock        Paid-in    Accumulated      Note      Treasury  Stockholders'
                                 Shares   Par Value     Capital     Deficit       Officer       Stock      Equity
                                 ------   ---------     -------     -------       -------       ------     ------
Balance, November 30, 1998      5,387,113    $  538     $ 30,282   $(25,969)     $  (703)      $(2,426)   $ 1,722
 Issuance of common stock:
  Issuance for compensation        45,919         5           59         --           --            --         64
  Issuance for debt service        45,000         4           89         --           --            --         93
  Issuance for debt conversion    250,000        25          375         --           --            --        400
  Issuance for cash               571,000        57          735         --           --            --        792
 Net loss                              --        --           --     (1,341)          --            --     (1,341)
                                ---------    ------      -------     ------       -------       ------     ------
Balance, November 30, 1999      6,299,032       629       31,540    (27,310)         (703)      (2,426)     1,730
Issuance of common stock for debt
 conversion                     1,787,365       179        1,821         --            --           --      2,000
Sale of common stock, net of
 offering expenses of $216      5,634,867       563        4,521         --            --           --      5,084
Issuance of warrants                   --        --        1,095         --            --           --      1,095
Net loss                               --        --           --     (6,151)           --           --     (6,151)
                                ---------     -----       ------      -----        ------       ------     ------
Balance, November 30, 2000      13,721,264    1,371       38,977    (33,461)         (703)      (2,426)     3,758
 Issuance of common stock for
  acquisitions                   1,200,000      120        1,249         --            --           --      1,369
 Common stock offering expenses         --       --          (35)        --            --           --        (35)
 Expense associated with options
  and warrants                          --       --           86         --            --           --         86
 Treasury stock purchased               --       --           --         --            --          (41)       (41)
 Net loss                               --       --           --       (618)           --           --       (618)
                                ----------    -----       ------      -----        ------       ------     ------
Balance, December 1, 2001       14,921,264   $1,491      $40,277     $(34,079)    $ (703)      $(2,467)   $ 4,519


See accompanying notes.

                       Innovo Group Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                (In thousands)

                                               Year ended
                                        December 1    November 30
                                          2001       2000     1999
                                          ----       ----     ----

Operating activities
Net loss                               $  (618)    $(6,151)  $(1,341)
Adjustment to reconcile net loss
 to cash used in operating activities
 from continuing operations:
  Loss from discontinued operations         --          --         1
  Loss on early extinguishments of debt     --       1,095        --
  Stock options and warrants issuanced
   for services and compensation            86          --        64
  Loss on disposal of fixed assets           2          99        --
  Depreciation and amortization            167         250       287
  Asset impairment                          --         600       145
  Change in allowance for bad debt         128        (117)       86
  Termination of capital lease              --          --       293
  Changes in current assets and
   liabilities:
    Accounts receivable                   (882)        566      (539)
    Inventories                            933      (1,375)     (867)
    Prepaid expenses and other             (86)         45       264
    Accounts payable and accrued
     expenses                           (1,064)        282      (473)
    Due to related parties                 698         108        --
    Other                                    4          --       (44)
                                         -----       -----     -----
Cash used in operating activities of
 continuing operations                    (632)     (4,598)   (2,124)
Cash used in operating activities of
 discontinued operations                    --          --       (11)
                                         -----       -----     -----
Net cash used in operating activities     (632)     (4,598)   (2,135)

Investing activities
Capital expenditures                       (61)        (76)     (161)
Net proceeds from sale of fixed assets   1,082          43       246
Purchase of Knit Division                  (36)         --        --
                                         -----       -----     -----
Cash provided by (used in) investing
 activities                                985         (33)       85

Financing activities
Additional borrowings                       --       1,420       710
Repayments of notes payable and
 long-term debt                         (1,164)       (644)     (530)
Treasury stock purchases                   (41)         --        --
Proceeds from issuance of common stock,
 net                                       (35)      5,034       792
                                         -----       ------    -----
Net cash (used in) provided by financing
 activities                             (1,240)      5,810       972
                                         -----       -----     -----
Net (decrease) increase in cash and cash
 equivalents                              (887)      1,179    (1,078)
Cash and cash equivalents, at beginning
 of year                                 1,179          --     1,078
                                         -----       -----     -----
Cash and cash equivalents, at end of
 year                                   $  292      $1,179    $   --
                                         -----       -----     -----
                                         -----       -----     -----

Supplemental disclosures of cash flow
 information:
  Cash paid for interest                $  110      $  415    $  493

See accompanying notes.

                       Innovo Group Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                              December 1, 2001

1. Business Description

Innovo Group Inc. (the Company) is a holding company, the principal assets of which are its wholly owned operating subsidiaries, Innovo, Inc. (Innovo), Joe's Jeans, Inc. (Joe's) and Innovo Azteca Apparel, Inc. (IAA) . The Company also operated one other subsidiary, NASCO Products International, Inc. (NP International) which ceased operations in 2000.

Innovo designs, markets, sources and distributes fashion and sports licensed nylon and canvas bags and products, for the retail, premium and advertising specialty markets. Under licensing agreements, the Company's sports lines feature the designs of major sports leagues and collegiate teams. The Company's primary customers include major retailers such as Wal-Mart, Michael's, Hobby Lobby, Dollar General, Goody's and Joanne's.

Joe's designs, markets and sources high end apparel products which are sold for better retailer and specialty boutiques. IAA designs, markets and sources knit tops and other general apparel items which are sold to retailers or to branded apparel distributors.

The Company operates in two business segments.   Sales to the top two customers
accounted for 25% and 23%, of the Company's net gross sales in fiscal 2001; and the top two customers accounted for 42% and 11%, respectively of the Company's net gross sales, in fiscal 2000; and the top two customers accounted for 27.1% and 27%, respectively of the Company's net sales in fiscal 1999.

During fiscal year 2001, the Company changed its fiscal year end from November 30 of each year to the Saturday closest to November 30. For fiscal year 2001, the year ended on December 1, 2001.

Restructuring of Operations

During fiscal 2000, the Company restructured its operations to focus on its core product categories with the highest volume and profit margin. The Company also raised additional working capital and converted certain indebtedness to equity (see Note 14). The restructuring was undertaken as a condition to the equity investment by Commerce Investment Group, LLC (Commerce), a strategic investment partner (see Note 11). In an effort to reduce product costs and increase gross profit, the Company shifted manufacturing to third-party foreign manufacturers and has outsourced the distribution function to Commerce to increase the effectiveness of the distribution network and reduce freight costs. In September 2000, the Company completed the closure of its Knoxville, Tennessee, manufacturing and distribution operations and realigned these functions in accordance with terms under certain s upply and distribution agreements with Commerce.

These agreements provide for Commerce or its designated affiliates to manufacture and supply specified products to the Company at agreed upon prices. In addition, Commerce provides distribution services to the Company for an agreed upon fee, including warehousing, shipping and receiving, storage, order processing, billing, customer service, information systems, maintenance of inventory records, and all direct labor and management services. These agreements, which expire in 2002, may be renewed for consecutive two-year terms unless terminated by either party with 90 days notice. Purchases of goods and services during the initial term are subject to a minimum of $3,000,000 (see Note 14). No minimum obligation is required for the renewal periods. Purchase prices for goods and services for subsequent periods will be renegotiated in good faith at the time of renewal based on increases in material and labor costs.

Pursuant to the Commerce transaction and related agreements, the Company relocated its distribution operations to Los Angeles, California, and transitioned its manufacturing needs to Mexican production facilities operated by an affiliate of Commerce. The Company continues to maintain a small sales and administrative staff in Knoxville.

In addition to the forgoing, the Company also terminated the operations of NP International during fiscal 2000, which had been profitable and approved a plan to dispose of certain real property which was not central to the Company's ongoing operations.

In connection with these restructuring activities, the Company incurred certain one-time charges. These charges include loss on disposal of fixed assets, salaries and other costs to exit the Knoxville operations, relocation costs, loss on inventory liquidation and impairment charges related to real properties held for disposal. Inventory liquidation losses totaling $300,000 are included in cost of goods sold and the loss on sale of fixed assets of $99,000 is included as a component of other expense in the accompanying consolidated statements of operations for the year ended November 30, 2000. The remaining charges have been included in Restructuring and other charges in the accompanying consolidated statements of operations for the year ended November 30, 2000.

The Company has experienced recurring operating losses and negative cash flows from operations in recen t years. It is dependent on credit arrangements with suppliers and factoring agreements for working capital needs. From time to time, the Company has obtained short-term working capital loans from senior members of the management and the Board of Directors, and conducted equity financing through private placements (see Notes 11 and 14).

Based on the foregoing, the investments by Commerce and other investors, and the anticipated operating results of the Company, including the results of the acquisition of Joe's and IAA during the year ended December 1, 2001, the Company believes that existing working capital is sufficient to fund operations and required debt reductions during fiscal 2002. Management also believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. In addition to the restructuring activities discussed above, management continues to take steps to improve profitability and liquidity by introducing new products lines, and by endeavoring to control and minimize fixed costs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of
the  Company  and  its  wholly  owned  subsidiaries.   All  significant
intercompany  transactions  and  balances  have  been  eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates affect the evaluation of contingencies, and the determination of allowances for accounts receivable and inventories. Actual results could differ from these estimates.

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns have historically not been material.

During the years ended December 1, 2001 and November 30, 2000, allowances for co-op and other advertising programs when calculated as a percentage of sales to a customer have been recorded as a reduction of gross sales. In prior years all advertising allowances were recorded as a components of selling, general and administrative expenses.

Shipping and Handling Costs

During the year ended November 30, 2000, the Company outsourced its distribution function to Commerce. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases the Company is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $172,000 for the year ended December 1, 2001, and are included in selling, general and administrative expenses.

Loss Per Share

Loss per share is computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. Potentially dilutive securities have been excluded from the calculation of the diluted loss per share for the three years ended December 1, 2001 as their effect would have been anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred, except for brochures and catalogues which are capitalized and amortized over their expected period of future benefits. Catalogues and brochures are included in prepaid expenses and other current assets. Advertising expenses included in selling, general and administrative expenses were approximately
$114,000 and $8,000 for the periods ended December 1, 2001 and November 30, 2000, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended November 30, 2000 and 1999, the Company recorded impairment charges of $600,000 and $145,000, respectively, related to certain real and personal properties (see Note 3).

Cash Equivalents

The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, accounts receivable and amounts due from factor. The Company maintains cash and cash equivalents with various financial institutions. Its policy is designed to limit exposure to any one institution. The Company performs periodic valuations of the relative credit rating of those financial institutions that are considered in the Company's investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base. However, at December 1, 2001, $535,000 of total non-factored accounts receivables, (or 57%) were due from four customers. The Company does not require collateral for trade accounts receivable, and, therefore, can be at risk for up to $949,000 if these customers fail to pay. The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable. Such losses have been within management's expectations.

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

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Recently Issued Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (FAS 141) and No. 142, (FAS 142), "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the non-amortization provisions of FAS 141 for acquisitions occurring after June 30, 2001 and will apply the provisions of the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is not expected to result in a material change to net income. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard sets forth the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard  will  be  effective  for  the  Company's  fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

3. Acquisitions

On August 24, 2001, Innovo Group Inc. through its newly formed subsidiary Innovo Azteca Apparel Inc. (IAA) completed the first phase of a two phase acquisition (the Acquisition) of Azteca Production International, Inc.'s (Azteca) knit apparel division (Knit Division). Azteca is an affiliate of Commerce. Pursuant to the terms of the first phase closing, the Company has purchased the Knit Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division (Phase I Assets). As consideration for the Phase I Assets, the Company has issued to Azteca, 700,000 shares of Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

The second phase of the Acquisition called for the Company to purchase for cash the inventory of the Knit Division prior to November 30, 2001, with the consideration not to exceed $3 million. The acquisition of the inventory was subject to the Company obtaining adequate financing. The Company did not complete the second phase of the acquisition prior to the expiration date.

The Acquisition was accounted for under the purchase method of accounting for business combinations pursuant to FAS 141. Accordingly, the accompanying consolidated financial statements include the results of operations and other information for the Knit Division for the period from August 24, 2001 through December 1, 2001.

The Acquisition was consummated to allow the Company to continue its expansion into various segments of the apparel industry. The Company believes that the acquisition of the Knit Division, its customer list and certain personnel, will permit the Company to expand its customer base and product offerings. In the event that the sales of the Knit Division do not reach $10.0 million during the 18 month period following the closing date of the Acquisition, any remaining unpaid principal of the $1.0 million promissory note shall be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Knit Division during the 18-month period following the closing date.

The purchase price of $4,521,000, including acquisition costs of $36,000, have been allocated to the non-compete agreement ($250,000)
and  the  remainder  to  goodwill  ($4,271,000).   The  non-compete
agreement  will be amortized over two years, based upon the term of
the agreement.   The total amount of the goodwill is expected to be
deductible for income tax purposes.

The following table shows the Company's unaudited pro forma consolidated results of operations for the fiscal years ended December 1, 2001 and November 30, 2000 assuming the Acquisition had occurred at the beginning of the respective year (in thousands):


                                  (Unaudited) Pro Forma
                                       Year Ended

                                 December 1,   November 30,
                                     2001         2000
                                 ----------    -----------

Net sales                        $  17,243     $  23,649

Loss before extraordinary item   $    (406)    $  (3,589)

Net loss                         $    (406)    $  (4,684)

Loss per share:
Basic and diluted                $   (0.03)    $   (0.53)

The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of the companies been combined during the last two fiscal years.

Joe's Jeans License

On February 7, 2001, the Company acquired the licensing rights to the Joe's Jeans label from JD Design, LLC (JD), along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of the Company's common stock and, if certain sales objectives are reached, a warrant, with a four year term, granting JD the right to purchase 250,000 share of the Company's common stock at a price of $1.00 per share. Additionally, the designer of the Joe's Jeans line, joined the Company as an employee and has received an option, with a four year term, to purchase 250,000 shares of the Company's common stock at $1.00 per share, vesting over 24 months. Under the terms of the license, the Company is required to pay a royalty of 3% of net sales, with a dditional royalty amounts due in the event the Company exceeds certain minimum sales and gross profit thresholds. No additional royalty was required for the period ended December 1, 2001.

The purchase price of $480,000 was determined based upon the fair value of the 500,000 shares issued in connection with the acquisition. The entire purchase price was allocated to licensing rights which is being amortized over the 10 year term of the license.

Joe's Jeans did not have substantial operations prior to the acquisition by the Company. The Company's acquisition of Joe's Jeans was done to allow the Company to expand its apparel offerings and to broaden the Company's customer base to include specialty boutiques and high end retail stores.

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

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; as amended, is effective for all fiscal years beginning after June 15, 2000. This statement requires recognition of all derivative contracts as either assets or liabilities in the balance sheet and the measurement of them at fair value. If certain conditions are met, a derivative may b e specifically designated as a hedge, the objective of which is to match the timing of any gains or losses on the hedge with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on January 1, 2000 will not affect the Company's financial statements.

4. Inventories


Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):


                               2001             2000
                              -----            -----

Finished goods               $ 2,535          $ 1,071
Raw materials                     --            2,350
                              ------           ------
                               2,535            3,421
Less allowance for
 obsolescence and slow
 moving items                   (125)             (78)
                              ------           ------
                             $ 2,410          $ 3,343
                              ------           ------
                              ------           ------

5. Accounts Receivable

Accounts receivable consist of the following (in thousands):


                               2001            2000
                              -----           -----

Nonrecourse receivables
 assigned to factor          $  681          $   --

Nonfactored accounts
 receivable                     949             748
Allowance for customer
 credits and doubtful
 accounts                      (164)            (36)
                              -----           -----
                             $1,466          $  712
                              -----           -----
                              -----           -----


On June 1, 2001, the Company entered into accounts receivable factoring agreements with the CIT Group, Inc. (CIT) which may be terminated with 60 days notice by CIT, or on the anniversary date, by the Company provided 60 days written notice is given. Under the terms of the agreement, the Company has the option to factor receivables, with CIT on a non-recourse basis, provided that CIT approves the receivable in advance. The Company may at its option also factor non-approved receivables on a recourse basis. The Company continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. The Company has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus 0.25% on funds borrowed against the factored receivables.

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):


                                     Useful
                                     Lives
                                    (Years)         2001        2000
                                    ------          ----        ----

Building, land and improvements      8-38          $ 1,248      $   --
Machinery and equipment              5-10              120          --
Furniture and fixtures               3-8               163          83
Transportation equipment             5                  13          13
Leasehold improvements               5-8                 4          --
                                                    ------       -----
                                                     1,548          96
Less accumulated depreciation and
 amortization                                         (575)        (40)
                                                     -----       -----
Net property, plant and equipment                   $  973      $   56
                                                     -----        -----
                                                     -----        -----

Depreciation expense aggregated $88,000 and $250,000 for the years ended December 31, 2001 and November 30, 2000.

Assets held for sale consisted of the following (in thousands):


                                      2001            2000
                                      ----            ----

Building, land and improvements      $    --         $ 2,500
Less accumulated depreciation             --            (472)
                                      ------          ------
Net assets held for sale             $    --         $ 2,028
                                      ------          ------
                                      ------          ------

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

During fiscal year 2000, the Company sold its property located in Lake Worth, Florida for $1,175,000. The Company recorded a loss on the sale of the property of approximately $3,000 after consideration of the net book value, expenses associated with the property and property taxes.

During the fourth quarter of fiscal year 2001, the Company commenced a project to make certain repairs and improvements to the Springfield facility in an effort to increase the Company's ability to lease the remaining portions of the facility. In connection with the project, the Company determined that it will continue to attempt to lease the remaining portions of the property and will manage the property for the foreseeable future. The Company continues to have the property listed for sale, but has not received suitable offers. Accordingly, the Company intends to operate the property and no longer classifies the property as held for sale. At December 1, 2001, the related assets have been reclassified and are presented as components of property, plant and equipment, with a cost after writedowns of $1,248,000 and accumulated depreciation of $322,000.

The carrying value was net of a $145,000 charge recorded in 1999 to reduce the then carrying value of the property to its fair value in accordance with the provisions of SFAS No. 121.

During fiscal 1999, the Company terminated a capital lease on a building in Baxley, Georgia. The Company wrote off the remaining net book value of the capitalized lease and removed the remaining capitalized lease obligation resulting in a net charge to operations of $293,000.

7. Intangible Assets

Intangible assets resulting from acquisitions consist of the following (in thousands):

                                    2001          2000
                                    ----          ----

License rights                     $ 480         $  --
Covenant not to compete              250            --
                                    ----          ----
                                     730            --
Accumulated amortization             (75)           --
                                    ----          ----
                                     655            --
Goodwill                           4,271            --
                                   -----          ----
                                  $4,926         $  --
                                   -----          ----
                                   -----          ----

8. Notes Payable

Notes payable consist of the following (in thousands):


                                               2001          2000
                                               ----          ----
Accounts receivable factoring facilities      $  --         $ 411
Other                                            --            38
                                               ----          ----
                                              $  --         $ 449
                                               ----          ----
                                               ----          ----

At November 30, 2001, the Company's principal credit facility for working capital was its accounts receivable factoring arrangements. The Company factored the accounts receivable of one specific customer with recourse with Riviera Finance(Riviera) under an agreement effective July 1999.
Under this agreement, Riviera advanced the Company 75% of the face value of each approved invoice, with 24% placed in a reserve account (for potential returns and uncollectible amounts) and 1% retained by Riviera as a fee. In addition to the 1% factoring fee, the Company payed a monthly fee of 0.5% of the maximum account or $5,000. This agreement had a maximum credit limit of $1,000,000 and was secured by the Company's tangible and intangible assets. This agreement was terminated during 2001 and replaced by the CIT agreement.

The Company also had another factoring facility with First American, which was terminated in July 2000. This agreement was replaced by a factoring facility with ING/KBK Acceptance Corporation (KBK), to provide financing for invoices not factored under the Riviera arrangement. The KBK agreement provided for factoring on 85% of the qualified receivables up to $5,000,000 on a non-recourse basis. The Company was charged a 2% fee on every invoice funded in addition to a per annum rate equal to KBK's base rate in effect on the date of the purchase of the invoice plus 2%.

Notes payable consisted of the following:

                                                 November 30,
                                              1999         1998
                                              ----         ----
                                             (000's)      (000's)

Accounts receivable factoring facility        $  510      $  439
Bank credit facility                             349         349

Other                                             --         126

Borrowings from Director                         100          --
                                               -----       -----
                                              $  959      $  914


 As of November 30, 1999, the Company had outstanding borrowings from a director totaling $100,000. This money was borrowed under two promissory notes bearing interest at 10%. These notes are due on June 30, 2000.

Under a factoring facility with First American National Bank ("First American"), First American advances 70% to 90% of approved invoices. There is no established limit on the total facility. First American charges Innovo 1% for the first 15 days an invoice is outstanding and ..05% per day thereafter until paid, up to a maximum of 6%. The facility is secured by first position on accounts receivable and inventory. The agreement with First American terminates upon thirty day written notice from either party.

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

The weighted average interest rate on outstanding short-term borrowings was 11.4% and 11.1% at November 30, 1999 and 1998, respectively.

9. Long-Term Debt

Long-term debt consists of the following (in thousands):


                                         2001           2000
                                         ----           ----
First mortgage loan on Springfield
 property                               $  625         $  673
Non-recourse first mortgage on
 Florida property                           --            667
Promissory note to Azteca                1,000             --
Promissory note to Azteca                2,600             --
                                         -----         ------
Total long-term debt                     4,225          1,340
Less current maturities                    845             94
                                         -----          -----
                                        $3,380         $1,246
                                         -----          -----
                                         -----          -----

The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $925,000 at December 1, 2001), and by an assignment of key-man life insurance on the chief executive officer of the Company in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum (which was 7.50% and 9.50% at December 1, 2001 and November 30, 2000, respectively) and requires monthly principal and interest payments of $9,900 through February 2010. The loan is also guaranteed by the Small Business Administration (SBA). In exchange for the SBA guarantee, the Company, Innovo, NP International, and the chief executive officer of the Company have also agreed to act as guarantors for the obligations under the loan agreement.

In connection with the acquisition of the Lake Worth, Florida property, the Company had an $800,000 first lien non-recourse mortgaged secured by the property, which bore interest at 9.5% and required quarterly payments of $25,500. In connection with the sale of the property in 2001, the note was repaid.

In April 1998, the Company entered into a secured note with an unrelated third party bank (Commerce Capital, Inc.) for $650,000 at a rate of 13.5% per annum. In August 2000, the note was assumed by the Furrow Group, in exchange for the issuance of the Company's common stock and warrants (see Notes 11 and 14).

In connection with the acquisition of the Knit Division from Azteca (see
Note 3), the Company issued promissory notes in the face amounts of $1.0 million and $2.6 million, that bear interest at 8.0% per annum and require monthly payments of $20,276 and $52,719, respectively. The notes have a five-year term and are unsecured.

The $1.0 million note is subject to adjustment in the event that the sales of the Knit Division do not reach $10.0 million during the 18 month term following the closing of the Acquisition. The principal amount shall be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Knit Division during the 18 months following the Acquisition.

In the event that the Company determines, from time to time, at the reasonable discretion of the Company's management, that its available funds are insufficient to meet the needs of its business, the Company may elect to defer the payment of principal due under the promissory notes for as many as six months in any one year (but not more than three consecutive months) and as many as eighteen months, in the aggregate, over the term of the notes. The term of the notes shall automatically be extended by one month for each month the principal is deferred, and interest shall accrue accordingly.

At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to the Company for the exercise of issued and outstanding stock warrants that are owned by Azteca or its affiliates (including Commerce).

Principal maturities of long-term debt as of December 1, 2001 are as follows (in thousands):

2002                        $  845
2003                           754
2004                           816
2005                           884
2006                           736
Thereafter                     190
                             -----
Total                       $4,225
                             -----
                             -----

10. Income Taxes

No provision for federal income tax has been provided for the last three fiscal years, as income tax benefits arising from net operating losses are offset by corresponding increases in the deferred tax asset valuation allowance. In 2001, the Company recorded a provision of approximately $89,000 related to state income and franchise taxes.

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):


                                         2001           2000
                                         ----           ----

Deferred tax assets:
 Allowance for doubtful accounts        $  66          $   5
 Inventory reserves                        87             25
 Benefit of net operating loss
  carryforwards                         7,163          6,002
                                        -----          -----
Gross deferred tax assets               7,316          6,032
Valuation allowance                    (7,316)        (6,032)
                                        -----          -----
Net deferred tax assets                 $  --          $  --
                                        -----          -----
                                        -----          -----


The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows (in thousands):


                                  2001       2000       1999
                                  ----       ----       ----

Computed tax benefit at the
 statutory rate                   (34)%      (34)%      (34)%
State income tax                   18%        --         --
Change in valuation allowance      34%        34%        34%
                                  ---        ---        ---
                                   18%        --         --
                                  ---        ---        ---
                                  ---        ---        ---


The Company has consolidated net operating loss carryforwards of approximately $39.8 million expiring through 2020. However, as the result of "changes in control" as defined in Section 382 of the Internal Revenue Code, a significant portion of such carryforwards may be subject to an annual limitation. Such limitation would have the effect of limiting to the future taxable income which the Company may offset through the year 2014 through the application of its net operating loss carryforwards.

11. Stockholders' Equity

Private Placements and Stock Issuance

During 2001, connection with the Acquisition of the Knit Division from Azteca (see Note 3), the Company issued 700,000 shares of its common stock, and in connection with the acquisition of the Joe's Jeans license from JD, the Company issued 500,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock at a price of $1.00 per share.

During fiscal 2000, the Company issued 1,787,365 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock at $2.10 per share to the Furrow Group in exchange for the Furrow Group's assumption of $1,000,000 of the Company's debt and the cancellation of $1,000,000 of indebtedness owed to members of the Furrow Group. The issuance of the shares of common stock and warrants resulted in a $1,095,000 charge for the extinguishment of debt.

During fiscal 2000, the Company issued 592,040 shares of its common stock and warrants to purchase an additional 102,040 shares at $1.75 per share to private investors for $600,000. In August and October
2000, the Company issued an aggregate of 2,863,637 shares of common stock to Commerce for $3,000,000 in cash. In addition, Commerce received warrants to purchase an additional 3,300,000 shares of common stock with warrants for 3,000,000 shares of common stock exercisable over a three-year period at $2.10 per share. The remaining warrants for 300,000 shares of common stock are subject to a two-year vesting period and can be exercised over a five-year period, once vested at $2.10 per share. The proceeds have been used to purchase inventory and services from Commerce and its affiliates and to repay certain outstanding debt (see Note 14). In October and November 2000, the
Company issued an aggregate of 2,125,000 shares of common stock and warrants to purchase an additional 1,700,000 shares of common stock in private placements to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. (the Mizrachi Group) for $1,700,000 in cash. The warrants expire three years from the date of issuance and are exercisable at $2 per share.

During fiscal 1999, the Company issued an aggregate of 250,000 shares of common stock to certain officers to extinguish $400,000 in outstanding debt and issued 45,000 shares of common stock to certain vendors as payment for payables in the amount of $91,564. The carrying value of the debt and trade payables approximated the fair value of the shares exchanged. During fiscal 1999, the Company also issued 571,000 shares of common stock to several individual investors in a private placement for consideration of $792,000.

Warrants

The Company has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable except for 150,000 warrants issued to Commerce in October 2000 which vest over 24 months from the grant date. At December 1, 2001, outstanding common stock warrants are as follows:

Exercise
Price              Shares             Issued           Expiration
-----              ------             ------           ----------

$1.80              7,407              September 1996   March 2002
$1.75            102,040              July 2000        August 2003
$2.10          4,800,000              October 2000     October 2003
$2.00          1,700,000              October 2000     October 2003
$1.00            250,000              February 2001    February 2005
$0.90             20,000              December 2000    December 2004
$1.50            100,000              March 2001       March 2004
$2.00            100,000              March 2001       March 2004
$2.50             50,000              March 2001       March 2004

All grants from 1996-2000 were made in connection with private placements of the Company's common stock except for warrants to purchase 1,500,000 shares at $2.10 per share issued in October 2000. These warrants were issued in connection with the extinguishment of the Company's indebtedness and were valued at $.73 per share using the Black-Scholes model on the date of grant (see Note 4).

During 2001, the Company issued a warrant to purchase 250,000 shares at a price of $1.00 per share, in the event that certain future sales performance criteria are met, (see Note 3).

During 2001, the Company also issued warrants to a company in exchange for certain services. Warrants to purchase 20,000, 100,000, 100,000 and 50,000, shares exercisable at $0.90, $1.50, $2.00 and $2.50 per share, respectively, which were vested on the date of issuance and have a term of three years, were issued in exchange for services which are to be rendered over a four-year term.

Stock Based Compensation

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

During 1999, the Company issued options to purchase 457,500 shares of its common stock to employees, officers and board members. No options were granted in 2000.

During 2001, options were granted to purchase 832,564 shares of the Company's common stock exercisable at $0.39 per share for members of the Board of Directors and $1.00 to $1.25 per share for employees. Exercise price is at or above the fair value of the common stock on the date of grant and ranges from $0.39 to $4.75 per share. Options are subject to vesting periods of zero to 48 months. In addition, during April 1998, an option to purchase
25,000 shares was granted to an employee of Commerce Capital, Inc. as additional collateral for the $650,000 loan to the Company. This option expires in 2003.

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

                           2001         2000         1999
                           ----         ----         ----

Net loss - as reported    $  (618)     $(6,151)      $(1,341)
Net loss - pro forma       (1,072)      (6,241)       (1,687)
Net loss per common share -
as reported                  (.04)       (0.75)        (0.22)
Net loss per common share -
pro forma                    (.08)       (0.76)         (0.28)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, and 1999; expected volatility of 68% and 35%; risk-free interest rate of 6.0% and 6.17%; expected lives from one to four years and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity during the periods indicated is as follows:


                               2001                 2000                1999
                                  Weighted             Weighted            Weighted
                                  Average              Average             Average
                                  Exercise             Exercise            Exercise
                       Options    Price       Options  Price      Options  Price
                       -------    -----       -------  -----      -------  -----
Outstanding at
beginning of year      685,417   $ 3.89       685,417  $ 3.89     542,500  $ 3.68
Granted                832,564     1.06            --      --     207,500    4.64
Exercised                   --       --            --      --          --      --
Forfeited                   --       --            --      --     (64,583)   4.75
                       -------    -----       -------   -----     -------    ----
Outstanding at end
 of Year             1,517,981   $ 2.33       685,417  $ 3.89     685,417   $ 3.89
                     ---------    -----       -------   -----     -------    -----
                     ---------    -----       --------  -----     -------    -----

Exercisable at end
 of year             1,305,443                541,667             462,917
                     ---------                -------             -------
                     ---------                -------             -------

Weighted average per
option fair value of
options granted
during the year                  $ 0.59                 $  --                $ 1.70
Weighted average
contractual life
remaining                   3.4 years


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

As of November 30, 1999, the Company has outstanding common stock purchase warrants as follows:

Class          Exercise Price           Shares            Expiration
-----          --------------           ------            ----------
H                  $5.20                77,576            August 2001
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

12. Stock based compensation

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

                                 (000's except per share information)

                                  1999            1998           1997
                                  ----            ----           ----

Net income (loss) - as reported   $(1,341)       $(4,014)        $(1,315)
Net income (loss) - pro forma      (1,687)        (4,325)         (1,496)
Net income (loss) per common
 share - as reported                (0.22)         (0.87)          (0.38)
Net income (loss) per common
 share - pro forma                  (0.28)         (0.94)          (0.44)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998 and 1999; expected volatility of 35%; risk-free interest rate of 6.17%; and expected lives from one to four years.

Stock option activity during the periods indicated is as follows:

                                  Number                Weighted-average
                                of shares                exercise price
                                ---------                --------------
Balance at November 30, 1997      292,500                   $3.32
       Granted                    250,000                   $4.14
       Forfeited                       --                      --
                                 --------                 --------------
Balance at November 30, 1998      542,500                   $3.68
       Granted                    207,500                   $4.64
       Forfeited                  (64,583)                 ($4.75)
                                  -------                 --------------
Balance at November 30, 1999      685,417                   $3.89

Options exercisable at November 30, 1997         36,562
Options exercisable at November 30, 1998        255,722
Options exercisable at November 30, 1999        462,917

The weighted average fair value of options granted for the year ended November 30, 1997, 1998 and 1999 were $3.315, $1.54 and $1.70, respectively.

12. Commitments and Contingencies

Leases

The Company leases certain property, buildings, a showroom and equipment. Rental expense for the years ended 2001, 2000 and 1999 was approximately $107,000, $160,000 and $182,000, respectively. During September 2000, the Company entered into a lease agreement with a related party (Mabry Partner Partnership) to lease office space. The lease rate is $3,500 per month for approximately 5,000 square feet of office space, has a ten-year term and is cancelable with six months written notice (see Note 13).

The future minimum rental commitments under operating leases as of December 1, 2001 are as follows (in thousands):

2002                         $    78
2003                              60
2004                              42
2005                              42
2006 and thereafter              203
                                 ---
Total future minimum lease
 payments                    $   425

License Agreements

On March 26, 2001, the Company entered into a licensing agreement with Candies Inc. (Candies) pursuant to which the Company obtained the right to design, manufacture and distribute bags, belts and small leather/pvc goods bearing the Bongo trademark. The agreement is to terminate on March
31, 2003 unless the Bongo brand is sold in its entirety, in which case the licensing agreement would terminate immediately. The Company pays Candies a 5% royalty and a 2% advertising fee on the net sales of the Company's goods bearing the Bongo trademark. The Company is obligated to pay minimum royalties of $50,000 under the initial term of 24 months under the license agreement.

On February 7, 2001, in connection with the acquisition of the Joe's Jeans licensing rights, the Company entered into a ten-year license agreement which requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.

The Company displays names and logos on its products under license agreements that require royalties ranging from 7% to 17% of sales. The agreements expire through December 2002 and require annual advance payments (included in prepaid expenses) and certain annual minimum payments. Royalty expense was $132,000, $373,000 and $742,000 for the years ending December 1, 2001, and November 30, 2000 and 1999, respectively.

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

In November, 1999, the Company received a notice from the Internal Revenue Service ("IRS") asserting deficiencies in federal corporate income taxes for the Company's 19991 tax year. The total tax proposed by the IRS amounts to approximately $5.5 million plus interest. The Company believes that it has meritorious legal defenses to those deficiencies, as well as available net operating losses to offset any such deficiencies, and believes that the ultimate resolution of this matter will not have a material effect on the Company's financial statements.

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

In December 1991, a former employee filed suit against the Company, Patricia Anderson-Lasko and others alleging breach of an employment agreement and conversion of his interest in certain property rights (Michael J. Tedesco v. Innovo, Inc.., et al., Case No. 91-64033, District Court of Harris
County, Texas, 164th Judicial Circuit). Following an appeal and a second trial, a final judgment was rendered against Innovo for $194,045.62 on August 17, 1998. Thereafter, 20,000 shares of Common Stock which has been held in the registry of the court, as security during the appeal and subsequent trial, were released to the plaintiff. If the sale of that stock does not generate sufficient net proceeds to pay the judgment, then Innovo will be liable for any shortfall. The Company monitors the price of its stock in the market and makes adjustments to the amount recorded in the financial statements as necessary.

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

(d)  Liquidity

The Company has experienced recurring operating losses and negative cash flows from operations. Management is currently taking steps to improve profitability by increasing the number of marketing personnel, introducing new products lines and by endeavoring to control and minimize fixed costs. The Company has taken several steps to improve liquidity during fiscal year 2000, as discussed in Note 13 Subsequent Events.

Based on the foregoing, the Company believes that working capital will be sufficient to fund operations and required debt reductions during fiscal
2000. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to able to satisfy its interim working capital requirements would require the Company to constrict its operations and would have a materially unfavorable effect on the Company's financial statements.

13. Segment Disclosures

Current Operating Segments

During 2001, the Company began to operate in two segments, Crafts and Accessories, and the Apparel segment. The Crafts and Accessories segment represents the Company's historical line of business as conducted by Innovo. The Apparel segment is comprised of the operations of Joe's and IAA, both of which began in 2001, as a result of acquisitions.
The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

Prior to November 30, 2000, the Company had two reportable segments based on the business activities from which they earned revenues or incurred expenses. The revenue-generating operations were segregated into the domestic and international segments based on the geographic markets in which the Company's products were sold. These reportable segments were managed separately because they had different customers and distribution processes or had different business activities. During 2000, the Company significantly reduced its international sales efforts and ceased to operate as two reportable segments.

The Company evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for each reportable segment during the three years ended December 1, 2001, are as follows (in thousands):

                             Crafts and
December 1, 2001             Accessories           Apparel        Other(A)     Total
----------------             -----------           -------        -------      -----

Revenues, net                $  5,642              $ 3,650        $     --     $  9,292
Gross profit                    1,751                1,208              --        2,959
Depreciation and amortization      45                   35              87          167
Interest expense                   32                   79             100          211

Segment assets                  2,705                6,658             884       10,247
Expenditures for segment
 assets                            32                   --              29           61


(A)	Other includes corporate expenses and assets and expenses related to real estate operations.

                                 (B)
November 30, 2000              Domestic         International    Total
-----------------              --------         -------------    -----

Revenues, net                  $  5,686         $      81	     $ 5,767
Gross profit                        558                14            572
Depreciation and amortization       250                --            250
Interest expense                    446                --            446
Extinguishment of debt            1,095                --          1,095

Segment assets                    7,413                 3          7,416
Expenditures for segment assets      76                --             76

(B)	Segment operating results include $600,000 charge for impairment of long-lived assets held for sale related to the Lake Worth, Florida, retail property.

                                 (C)
November 30, 1999             Domestic           International      Total
-----------------             --------           -------------      -----

Revenues, net                 $ 10,138          $     699          $ 10,837
Gross profit                     4,438                147             4,585
Depreciation                       287                 --               287
Interest expense                   517                 --               517

Segment assets                   6,065                157             6,222
Expenditures for segment assets    126                 --               126

(C)	Segment operating results include a charge for impairment of long-lived assets held for use related to the Springfield, Tennessee, property ($145) and loss from the termination of a capital lease on the Baxley, Georgia, facility ($293).

1997
                     Domestic      International      Corporate       Total
                     --------      -------------      ---------       -----
Revenues (net)       $  6,351	        $ 1,550	       $    --       $  7,901
Gross Profits           1,946             652		      --          2,598
Depreciation              107              --              160            267
Interest Expense           --              --              657            657

Segment Assets          2,312             211            6,645          9,168
Expenditures for
 Segment Assetes           35               --             434            469


14. Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties.

Anderson Stock Purchase Agreement

Pursuant to a Stock Purchase Right Award granted in February 1997, the Company's chief executive officer purchased 250,000 shares of common stock (the Award Shares) with payment made by the execution of a non-recourse note (the Note) for the exercise price of $2.81 per share ($703,125 in the aggregate). The Note is due, without interest, on April 30, 2002, and is collateralized by the 1997 Award Shares. The
Note may be paid or prepaid (without penalty) by (i) cash, or (ii) the delivery of the Company's common stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the common stock on the date of delivery. At December 1, 2001, $703,000 remains outstanding under this promissory note.

Sam Furrow and Affiliate Loans

During the period from January 1999 to June 2000, Sam Furrow (Chairman of the Board of Directors) and affiliated companies made a total of 24 loans in an aggregate amount of $1,933,000 to the Company, primarily to finance the import of products from Asia and general operations. Each of the loans was unsecured and provided for interest compounding annually at a rate of from 8.5% to 10.0%. Most of the loans provided for a six-month term. Of the amounts loaned by Sam Furrow and his affiliates, $1,200,000 has been exchanged for common stock in 2000 and 1999 as described below under "Debt to Equity Conversions." As of December 15, 2000, all amounts owed by the Company to Sam Furrow and affiliated companies have been repaid.

Dan Page Loans

During the period from February 1999 to March 1999, Dan Page (a director of the Company) made a total of five loans in an aggregate amount of $200,000 to the Company primarily to finance the import of product from Asia and general operations. Each of the loans was unsecured, had a term of six months and provided for interest compounding annually at a rate of 10%. All of the $200,000 has been exchanged for common stock as described below under "Debt to Equity Conversions" below.

Debt to Equity Conversions

On February 28, 2000, notes payable to Sam Furrow totaling $500,000 were converted to 423,729 shares of common stock at $1.18 per share, which approximated its fair value on the date of conversion. Sam and Jay Furrow (collectively the Furrow Group) also assumed $1,000,000 of the Company's outstanding debt previously guaranteed by Sam Furrow. The debt consisted of $650,000 owed to Commerce Capital, Inc. (a Nashville, Tennessee, based finance company) and $350,000 owed to First Independent Bank of Gallatin. On August 11, 2000, the Furrow Group converted the $1,000,000 of assumed indebtedness and $500,000 of notes payable to Sam Furrow for 1,363,637 shares of common stock at $1.10 per share (its approximate fair value) and warrants to purchase an additional 1,500,000 shares. The warrants are exercisable over three years at $2.10 per share. The fair value of the warrants totaling $1,095,000 was recorded as a charge for the extinguishment of debt and a corresponding increase in additional paid-in capital. The conversion of the debt to equity was required by Commerce as a condition to its investment in the Company.

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

Purchases of Goods and Services

As required under the terms of the Commerce investment, the Company purchased $5,216,000 and $3,108,000, respectively, in goods, $382,000 and $196,000 in distribution services and $137,000 and $0 in operational services from Commerce during fiscal 2001 and 2000, respectively. These services included but were not limited to accounts receivable collections, certain general accounting functions,inventory management and distribution logistics. Additionally, this charge included the allocation associated with the Company occupying space in Commerce's Commerce, California facility and the use of general business machines and communication services. The Company from time to time will advance or loan funds to Commerce for use in the production process of the Company's goods or for other expenses associated with the Company's operations. The Company believes that all the transactions conducted between the Company and Commerce were completed on terms that where competitive and at market rates.

JD Design, LLC

Pursuant to the license agreement entered into with JD Design, LLC under which the Company obtained the licensing rights to Joe's Jeans, Joe's is obligated to pay a 3% royalty on the net sales of all products bearing the Joe's Jeans or JD trademark or logo. For fiscal 2001, this amount totaled $46,000.

Azteca Production International, Inc.

In the third quarter of fiscal 2001, the Company acquired Azteca Productions International, Inc.'s Knit Division and formed the subsidiary Innovo-Azteca Apparel, Inc. Pursuant to equity transactions completed in 2000, the principals of Azteca Production International, Inc. became affiliates of the Company. The Company purchased the Knit Division's customer list, the right to manufacture and market all of the Knit Division's currentproducts and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division. As consideration, the Company issued to Azteca, 700,000 shares of Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

Included in due to related parties is $806,000 at December 1, 2001 relating to amounts due to Commerce for goods and services described above, and accrued interest of $71,000 due to Azteca pursuant to the terms of the promissory notes.

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

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the three years (in thousands, except per share amounts):

2001

                                         Quarter ended
                     February 29      May 31     August 31   December 1
                     -----------      ------     ---------   ----------

Net sales            $  1,153         $  1,968   $  2,625    $  3,546
Gross profit              499              746        951         763
Loss before income
 taxes                   (103)              41        (16)      (451)
Net (income) loss        (103)              41        (16)      (540)

Loss per share (basic
 and diluted):       $   (.01)        $    .00    $   .00    $  (.04)

2000
                                         Quarter ended
                    February 29     May 31     August 31   November 30(1)
                    -----------     ------     ---------   -----------

Net sales           $    812       $  1,101    $  3,579   $     275
Gross profit             286            302       1,138      (1,154)
Loss before
 extraordinary item     (823)          (740)       (288)      (3,205)
Extraordinary item        --             --          --       (1,095)
Net loss                (823)          (740)       (288)      (4,300)

Per share (basic and
 diluted):
 Loss before
  extraordinary
  item              $   (0.13)     $  (0.10)    $  (0.04)    $  (0.35)
Net loss                (0.13)        (0.10)       (0.04)       (0.48)

(1)	During the fourth quarter of fiscal 2000, the Company modified its accounting for sales discounts related to advertising allowances calculated as a percent of sales to a customer, resulting in the reclassification of approximately $250,000 previously reported as a component of selling, general and administrative expenses to reduce net sales. In addition, the Company recorded charges in the fourth quarter of $250,000 in cost of sales to write-off previously capitalized manufacturing overhead, $600,000 related to the write-down of land and buildings held for sale, $99,000 related to the loss on disposal of fixed assets related to the closure of the Company's manufacturing facility, $1,095,000 in connection with the issuance of common stock and warrants in exchange for the assumption and conversion of debt facilities, $300,000 in cost of sales related to the write down of inventory disposed of prior to the relocation of the Company's distribution facility and approximately $300,000 as a reduction of net sales in connection with other sales, returns and allowances.


                     Innovo Group Inc. and Subsidiaries

                                Schedule II
                     Valuation of Qualifying Accounts



                                                  Additions
                                     Balance at   Charged to    Charged to                   Balance at
                                     Beginning of  Costs and      Other                       End of
Description                             Period      Expense      Accounts     Deductions      Period
-----------                             ------      -------      --------     -----------     ------
Allowance for doubtful accounts:
 Year ended November 30, 2001        $   36,000    $    128,000  $      --     $       --     $  164,000
 Year ended November 30, 2000           153,000          99,000         --        216,000(A)      36,000
 Year ended November 30, 1999            67,000          87,000         --          1,000(A)     153,000

Allowance for inventories:
 Year ended November 30, 2001            78,000          47,000         --             --        125,000
 Year ended November 30, 2000           104,000          60,000         --         86,000         78,000
 Year ended November 30, 1999            36,000          68,000         --             --        104,000

Allowance for deferred taxes:
 Year ended November 30, 2001         6,032,000       1,284,000         --             --      7,316,000
 Year ended November 30, 2000         4,267,000       1,765,000         --             --      6,032,000
 Year ended November 30, 1999         3,808,000         459,000         --             --      4,267,000

Note A - Uncollected receivables written off, net of recoveries.


Exhibit 23.1

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Innovo Group Inc
Knoxville, Tennessee.

We hereby consent to the incorporation by reference in the Registrations Statements on Form S-3 (Nos. 333-44330, 333-79505 and 333-35981) of our
report dated January 13, 2001, except for Notes 11 and 14, as to which the date is March 8, 2000, relating to the consolidated financial statements and schedule of Innovo Group Inc. apprearing in the Company's Annual Report on Form 10-K for the year ended December 1, 2001.

/s/ BDO Seidman, LLP
---------------------------
BDO Seidman, LLP
Atlanta, Georgia
February 28, 2002




Exhibit 23.2



Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements Form S-3 No. 333-44330, No. 333-79505 and No. 333-35981 of Innovo Group,
Inc. and Subsidiaries and in the related Prospectus of our report dated February 8, 2002, with respect to the consolidated financial statements and schedule of Innovo Group, Inc. and Subsidiaries included in this Form
 10-K for the year ended December 1, 2001.



/s/ ERNST & YOUNG LLP
---------------------
ERNST & YOUNG LLP


Los Angeles, California
February 27, 2002