Form 10-Q
period 2002-03-02
INNOVO GROUP INC
filed 2002-04-17
CIK 844143

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

                                 (Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 2, 2002

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

  As of April 17, 2002, 14,921,264 shares of common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        INNOVO GROUP INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (000's except for share data)
                                    (unaudited)


                                                  3/2/02          12/01/01
                                                  ------          --------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                       $    --          $    292
 Accounts receivable, and due from factorer
  net of allowance for uncollectible accounts
  of $127 (2002) and $164 (2001)                   1,809             1,466
 Inventories                                       2,559             2,410
 Prepaid expenses & other current assets             173               180
                                                  ------           --------
 TOTAL CURRENT ASSETS                              4,541              4,348

PROPERTY, PLANT and EQUIPMENT, net                 1,178                973

INTANGIBLE ASSETS, NET                             4,884              4,926

TOTAL ASSETS                                     $10,603            $10.247
                                                  ------             ------
                                                  ------             ------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Due to Related Parties                          $ 1,545            $   806
 Current maturities of long-term debt                975                845
 Accounts payable and  accrued expenses              827                697
                                                  ------             ------
 TOTAL CURRENT LIABILITIES                         3,347              2,348

LONG-TERM DEBT, less current maturities            3,232              3,380
                                                  ------             ------
TOTAL LIABILITIES                                  6,579              5,728
                                                  ------             ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $0.10 par - shares
  Authorized 40,000,000
  Issued and outstanding 14,921,264 (2002),
  14,921,264 (2001)                                1,491              1,491
 Additional paid-in capital                       40,299             40,277
 Deficit note                                    (34,575)           (34,079)
 Promissory note-officer                            (703)              (703)
 Treasury stock                                   (2,488)            (2,467)
                                                  ------             ------
TOTAL STOCKHOLDERS' EQUITY                         4,024              4,519

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY       $10,603            $10,247
                                                  ------             ------
                                                  ------             ------

   See accompanying notes to consolidated condensed financial statements

                    INNOVO GROUP INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (000's except share and per share data)
                                (unaudited)

                                                      Three Months Ended
                                                     3/2/02        3/3/01
                                                     ------        ------
NET SALES                                            $ 3,201       $ 1,153
COST OF GOODS SOLD                                     2,289           654
                                                      ------        ------
 Gross profit                                            912           499

OPERATING EXPENSES
 Selling, general and administrative                   1,250           544
 Depreciation and amortization                            46            11
                                                      ------        ------
                                                       1,296           555

LOSS FROM OPERATIONS                                    (384)          (56)

INTEREST EXPENSE                                         (97)          (73)
OTHER INCOME (EXPENSE), net                                6            26
                                                      ------        ------

INCOME (LOSS) BEFORE INCOME TAXES                       (475)         (103)

INCOME TAXES (BENEFIT)                                    21            --
                                                      ------        ------
NET INCOME (LOSS)                                    $  (496)      $  (103)
                                                      ------        ------
                                                      ------        ------

NET INCOME (LOSS) PER SHARE:
 Basic and diluted                                   $ (0.03)      $ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING                   14,921        13,855

   See accompanying notes to consolidated condensed financial statements

                     INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (000's except per share data)
                                 (unaudited)

                                                      Three Months Ended
                                                      3/2/02      3/3/01
                                                      ------      ------

CASH FLOWS USED IN OPERATING  ACTIVITIES             $  (32)     $ (288)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                                  (221)         --
                                                      -----       -----
Cash Used in investing activities                      (221)         --
                                                      -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES
 Treasury Stock Acquisitions                            (21)         --
 Repayments on Notes Payable                             --        (412)
 Repayments of Long -Term Debt                          (18)        (19)
 Other                                                   --         (34)
                                                      -----       -----
Cash Used in financing activities                       (39)       (465)
                                                      -----       -----

NET (USED IN) IN CASH AND CASH EQUIVALENTS             (292)       (753)

CASH AND CASH EQUIVALENTS, at beginning of period       292       1,179
                                                      -----       -----

CASH AND CASH EQUIVALENTS, at end of period          $   --     $  426
                                                      -----       -----
                                                      -----       -----

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

NOTE 2 -  INVENTORY

  Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

                                    March 2,                 December 1,
                                      2002                       2001
                                      ----                       ----
                                     (000's)                   (000's)

Finished goods                      $ 2,606                    $ 2,535
Less allowance for obsolescence
 and slow moving inventory              (47)                      (125)
                                      -----                      -----
                                    $ 2,559                    $ 2,410
                                      -----                      -----
                                      -----                      -----

NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                       March 2,          December 1,
                                         2002               2001
                                         ----               ----
                                        (000's)            (000's)

First mortgage loan                    $  607              $  625
Promissory note to Azteca	        1,000               1,000
Promissory note to Azteca	        2,600               2,600
                                        -----               -----
Total long-term debt                    4,207               4,225

Less current maturities                  (975)               (845)
                                        _____               _____
                                      $ 3,232             $ 3,380
                                        -----               -----
                                        -----               -----

  Included in the current maturities at March 2, 2002, are 12 payments on the promissory notes to Azteca scheduled to be made through February 28, 2003 as well as 6 payments with scheduled monthly due dates prior to March 2, 2002.

NOTE 4 - SUBSEQUENT EVENTS

  On April 5, 2002, the Company through its real estate subsidiary Innovo Realty, Inc. ("Innovo Realty"), closed on a transaction pursuant to which Innovo Realty invested as a limited partner in a real estate transaction for the purchase of approximately 4,000 apartment units ("Properties") located nationwide.

  The Company has issued up to 200,000 non-recourse, non-convertible of Series A Preferred Stock ("Preferred Shares"), valued at $100 per share, to Innovo Realty which in turn contributed the necessary shares, representing approximately 14% of the $98,000,000 purchase price, toward the purchase of the Properties. The remaining purchase price was funded through third party investors and third party financing. The third party investors include entities controlled by stockholders of the Company.

  The Preferred Shares shall have an 8% coupon that will be funded entirely and solely through partnership distributions from cash flows generated by the operation and sale of the Properties. In the event the cash flows from the Properties are insufficient to cover the 8% coupon, the Company will have no obligation to cover any shortcomings.

  The Preferred Shares have a mandatory redemption feature, and are redeemable from cash proceeds received by the Company from the operation and sale of the Properties. All partnership distributions, that are in excess of current and accrued 8% coupon dividends, must be used by the Company to redeem the Preferred Shares.

  In addition, the Innovo Realty shall be entitled to receive fees equal to 1% of the gross annual revenues from the Properties,plus an additional 1% of such gross annual revenues less administrative and filing fees, so long as the properties are owned by the partnership. These fees are to be paid quarterly and there is no requirement that they be used toward the payment of the 8% coupon or the redemption of Preferred Shares. In addition, Innovo Realty will be entitled to 30% of the excess cash flow (as defined) generated by the operation and sale of the Properties after complete redemption of the Preferred Shares and the payment of lien holders and preferred distributions and returns to investors and others.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Forward-Looking Statements

  This report contains some forward-looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties including, without limitation, continued acceptance of the Company's product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required. These forward-looking statement s can generally be identified by the use of forward-looking words like "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe" or other similar words. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.

Results of Operations

 Comparison of the Three Months Ended March 2, 2002 to the Three Months Ended
                                  March 3, 2001

  Net Sales for the quarter ended March 2, 2002 increased 178% from $1,153 in 2001 to $3,201 in 2002. This increase is primarily t he result of an increase in revenues from the Company's Innovo, Inc. and Joe's Jeans, Inc. subsidiaries and the impact of the sales generated from the Company's Innovo Azteca Apparel division which was formed in the third quarter of 2001 to market general apparel products to the private label and retail markets. For the period, Innovo, Inc's and Joe's Jean's revenues increased by 55% and 362% respectively with Innovo Azteca Apparel accounting for the remaining increase in revenues. Innovo, Inc. enjoyed greater demand for its craft products, its Bongo product line and for its private label fashion products with Joe's Jeans' improvements coming as a result of the growing demand for its products both domestically and internationally in the fashion markets.

  For the first three months of fiscal 2002, the Company's gross margin percentage decreased 14.3 percentage points from 43.3% in 2001 to 29.0% in 2002. During the period, Innovo, Inc. in an effort to satisfactorily service a major new private label customer, incurred significant air freight expenses associated with meeting the short shipping window requested by the customer, thus significantly reducing the margins associated with the product. Additionally,Innovo, Inc.'s gross margins were negatively affected as a result of management's decision to maximize the opportunity to sell slow moving inventory, however, at a reduced price. The Company's gross margin was also impacted by a lower gross margin from the Company's Joe's Jeans division as a result of the liquidation of slow moving inventory during the period and the historically and naturally lower gross margins associated with the products sold by the Company's Innovo Azteca Apparel division. The Company anticipates that its gross margins will return to higher levels in future periods.

  Selling, General and Administrative costs increased $706,000 or 130% for the same period as a result of an increase in the Company's marketing and product development efforts. With the Company's anticipated growth during the remainder of the fiscal year, the Company has incurred greater expenses associated with the development of, and the investment in, the products and the marketing efforts required to generate and sustain such growth. Additionally, the increase is a product of the growth in personnel associated with the Company's developing Innovo, Inc and Joe's Jeans businesses and the addition of Innovo Azteca Apparel. The Company also incurred an increase in the expenses associated with the professional and investor relations functions of the Innovo Group Inc. public holding company.

  Depreciation and amortization expenses increased to $46,000 in 2002 from $11,000 in the same period of 2001 largely as a result of the deprecation and amortization associated with assets purchased pursuant to the knit division acquisition in 2001.

  Interest expense for the three months ended March 3, 2002 increased to $97,000 from $73,000. The increase is associated with purchase notes entered into for the acquisition of the knit division in 2001.

  Other income for the comparable period decreased from income of $26,000 to income of $6,000 due primarily from a reduction in the income generated from tenants who are leasing portions of the Company's former manufacturing facility located in Springfield, TN.

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

  Cash flows were a negative $292,000 for the three months ended March 2, 2002. The negative cash flow is a result of a net loss of $496,000 as well as cash used to decrease accrued expenses, accounts payable and notes payable. Additionally, the Company's cash flow was effected by amounts due from related parties, prepaid expenses, other assets and accounts receivables.

  For the first three months of 2002, the Company relied primarily on trade credit with customersworking captial advances through extended credit terms
from related parties and cash  on hand to fund operations.   The  Company's
principal credit facility for working capital has historically been is its accounts receivable factoring arrangements.

  During the first thee months of 2002, the Company increased the number of invoices it presented for factoring due to the need to fund the growth experienced during the period and the projected growth anticipated in future periods. The Companies subsidiaries' Joe's Jeans, Inc., Innovo, Inc. and Innovo Azteca Apparel Inc. have factoring agreements with CIT Group, Inc. ("CIT"). According to the terms of the agreements, the subsidiaries have the option to factor their receivables with CIT on a non-recourse basis. The agreements all for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus 0.25% on funds borrowed against the factored receivables.

  The Company believes that its current cash on hand and cash received pursuant to factored receivables under the factoring arrangements with CIT should provide sufficient working capital to fund operations and required debt reductions during fiscal 2002. However, due to the seasonality of the Company's business and negative cash flow during the first three months of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

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

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Reference is hereby made to Part I, Item 3 of the Company's Annual Report filed on Form 10-K for the year ended December 2, 2001, which is incorporated herein by reference.

  Levi's Strauss & Co. filed a trademark infringement suit against Joe's Jeans, Inc. and Innovo Group Inc.. Levi's alleged that the stitching and pocket design on Joe's Jeans jeans was in violation of the Levi's trademarked stitching design. While the Company believed that it had meritous defenses to Levi's claims, the Company concluded that it was not financially advantageous to defend against Levi's claims. As such, the Company, through its counsel, approached Levi's with the proposed modifications to the stitching on the Joe's Jeans jean's pockets and other terms and conditions under which the Company would be willing to settle the claims. The two parties have settled the claim pursuant to which Joe's Jeans has the right to sell its remaining inventory and shall make certain adjustments to the to stitching on the pockets of its products. Joe's Jeans was not required to pay any financial amages to Levi's, however,the Company did incur legal expenses associated with settling the matter. The Company does not believe that the accepted modifications will have a material impact on the Company's marketing efforts or on the Joe's Jeans brand.

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

                                INNOVO GROUP INC.


April 17, 2001		By:/s/ Samuel Joseph Furrow, Jr
                           ----------------------------
                           Samuel Joseph Furrow, Jr.
	                   President


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

Signature and Title                                            Date


/s/ Pat Anderson              Chief Executive Officer          April 17, 2001
----------------
Pat Anderson
Chief Executive Officer
and Director


/s/ Samuel Joseph Furrow, Jr.  Acting Chief Financial Officer  April 17, 2001
-----------------------------
Samuel Joseph Furrow, Jr.
President