Form 10-Q
period 2002-06-01
INNOVO GROUP INC
filed 2002-07-16
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  Form 10-Q

                                  (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 2002

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

Indicate  by  check  mark  whether  the  registrant (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or ( for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ___

As of July 16, 2002, 14,921,264 shares of common stock were outstanding.

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INNOVO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONSDENSED BALANCE SHEETS
                          (000's except for share data)
                                    (unaudited)



                                                          06/01/02         12/01/02
                                                          --------         --------
ASSETS
CURRENT ASSETS
 Cash and cash equvalents                                $      97         $    292
 Accounts receivable, and due from factor net of
  allowance for uncollectible accounts of $167 (2002)
  and $164 (2001)                                            2,056            1,466
 Inventories                                                 2,942            2,410
 Prepaid expenses & other current assets                       177              180
                                                          --------          -------
 TOTAL CURRENT ASSETS                                        5,272            4,348
                                                          --------          -------
PROPERTY, PLANT and EQUIPMENT, net                           1,279              973

INTANGIBLE ASSETS, NET	                                     4,842            4,926
                                                           -------          -------
TOTAL ASSETS                                              $ 11,393         $ 10,247
                                                           -------          -------
                                                           -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Due to related parties                                   $  2,470         $    806
 Current maturities of long-term debt                          722              845
 Accounts payable and accrued expenses                         948              697
                                                           -------          -------
 TOTAL CURRENT LIABILITIES                                   4,140            2,348

LONG-TERM DEBT, less current maturities                      3,014            3,380
                                                           -------          -------
TOTAL LIABILITES                                             7,154            5,728

  8% Redeemable preferred stock, $0.10 par value
   195,295 shares (2002)                                        --               --

STOCKHOLDERS' EQUITY
 Common Stock, $0.10 par - shares
  authorized 40,000,000
  issued and outstanding 14,901,264 (2002)
  14,921,264 (2001)                                         1,490             1,491
 Additional paid-in capital                                40,322            40,277
 Deficit note                                             (34,368)          (34,079)
 Promissory note-officer                                     (703)             (703)
 Treasury stock                                            (2,502)           (2,467)
                                                          -------           -------
TOTAL STOCKHOLDERS' EQUITY                                  4,239             4,519
                                                          -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $11,393            $10,247
                                                          -------           -------
                                                          -------           -------

      See accompanying notes to consolidated condensed financial statements

                      INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (000's except share and per share data)
                                 (unaudited)

                                                        Three Months Ended             Six Months Ended
                                                     06/01/02       06/02/01        06/01/02     06/02/01
                                                     --------       --------        --------     --------

NET SALES                                            $  6,802       $  1,968        $ 10,071     $  3,122
COST OF GOODS SOLD                                      4,457          1,222           6,813        1,877
                                                      -------        -------         -------      -------
 Gross profit                                           2,345            746           3,258        1,245

OPERATING EXPENSES
 Selling, general and administrative                    1,959            651           3,195        1,195
 Depreciation and amortization                             58             11             116           22
                                                      -------        -------         -------      -------
                                                        2,017            662           3,311        1,217

INCOME (LOSS) FROM OPERATIONS                             328             84             (53)          28

INTEREST EXPENSE                                         (119)           (63)           (219)        (137)
OTHER INCOME (EXPENSE), net                                14             20              20           47
                                                      -------        -------         -------      -------

INCOME (LOSS) BEFORE INCOME TAXES                         223             41            (252)         (62)

INCOME TAXES                                               16             --              37           --
                                                      -------        -------         -------      -------

NET INCOME (LOSS)                                     $   207        $    41         $  (289)     $   (62)
                                                      -------        -------         --------     --------
                                                      -------        -------         --------     --------

NET INCOME (LOSS) PER SHARE:
 Basic                                                   0.01           0.00            (0.02)       0.00
 Diluted                                                 0.01           0.00            (0.02)       0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                 14,859         14,221           14,861      14,040
 Diluted                                               15,330         14,221           14,861      14,040

                      See accompanying notes to consolidated condensed financial statements

                         INNOVO GROUP INC. AND SUBSIDIARIES
                   COLSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (000's except per share)
                                      (unaudited)

                                                                     Six Months Ended
                                                                   06/01/02     06/02/01
                                                                   --------     --------

CASH FLOWS PROVIDED BY OPERATING                                        667         (357)
                                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Held For Sale Assets                               --        1,081
Capital Expenditures                                                   (338)          (5)
                                                                     ------       ------
Cash Used in Investing Activities                                      (338)       1,076

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury Stock Acquistions                                              (35)          --
Repayments on Notes Payable                                              --         (445)
Reaymetns of Long-Term Debt                                            (489)        (688)
Other                                                                    --          (34)
                                                                     ------       ------
Cash Used in Financing Activities                                      (524)      (1,167)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (195)        (448)

CASH AND CASH EQUIVALENTS, at beginning of period                       292        1,179
                                                                     ------       ------
CASH AND CASH EQUIVALENTS, at end of period                              97          731
                                                                     ------       ------
                                                                     ------       ------

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

The results of operations for the above periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - INVENTORY

                                       June 1,        December 1,
                                        2002             2001
                                        ----             ----
                                       (000's)         (000's)

Finished goods                         3,007           2,535
Less allowance for obsolescence and
 slow moving inventory                   (65)           (125)
                                       -----           -----
                                       2,942           2,410
                                       -----           -----
                                       -----           -----


NOTE 3 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                            June 1,        December 1,
                                             2002             2001
                                             ----             ----
                                            (000's)         (000's)

First mortgage loan                          $  589         $  625
Promissory note to Azteca (related party)       875          1,000
Promissory note to Azteca (related party)     2,272          2,600
                                              -----          -----

Total long-term debt                          3,736          4,225

Less:  Current portion                         (722)          (845)
                                              -----          -----
                                             $3,014         $3,380
                                              -----          -----
                                              -----          -----

NOTE 4 - INVESTMENTS

On April 5, 2002, the Company through a newly formed real estate subsidiary Innovo Realty, Inc. ("IRI"), closed on a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships. Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units ("Properties") located nationwide. The Company believes that the investment will increase the Company's cash flow and do so with a minimal amount of risk.

The Company issued 195,295 of cumulative, non-convertible preferred shares with an 8% coupon ("Preferred Shares"), valued at $100 per share for transactional purposes, to IRI which in turn contributed the Preferred Shares to the limited partnerships. Subsequently, the limited partnerships transferred the Preferred Shares to the sellers as part of the purchase price for the Properties. The value of the Preferred Shares represented approximately 20% of the $98,079,000 purchase price paid to the sellers for the Properties by the limited partnerships. The remaining purchase price was funded through third party investors and third party financing which included the principals of Commerce Investment Group and Joseph Mizrachi, both affiliated parties of the Company. None of the Company's Board Members or executives participated in the transaction.

The Preferred Shares 8% coupon is funded entirely and solely through partnership distributions from cash flows generated by the operation and sale of the Properties. In the event the cash flows from the Properties are insufficient to cover the 8% coupon, the Company will have no obligation to cover any shortcomings. The Company is required to redeem the preferred shares from partnership distributions. The Company is to receive partnership distributions that are in excess of current and accrued 8% coupon dividends and the excess partnership distributions will be used by the Company to redeem the Preferred Shares. In addition, IRI shall be entitled to receive fees equal to 1% of the gross annual revenues from the Properties, plus an additional 1% to the extent that there is excess cash flow (i.e., cash remaining after payment of debt service, all other amounts due in connection with the mortgage land and all property expenses then due and payable, including, the 1% of gross annual revenues the Company is to receive). These fees are to be paid quarterly and there is no requirement that they be used toward the payment of the 8% coupon or the redemption of preferred shares. In addition, IRI will be entitled to 30% of the excess cash flow generated by the operation and sale of the Properties after complete redemption of the preferred shares and the payment of lien holders and preferred distributions and returns to investors and others.

The Company has not given accounting recognition to the value of its investment in the real estate partnerships, as the Company is obligated to pay the 8% coupon and redeem $19.5 million of Preferred Shares from the cash flow from the partnerships, prior to the Company being able to recover the underlying value of its investment. Additionally, the Company has determined that the Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of the Company's control. No value has been ascribed to the value of the Preferred Shares as the Company is obligated to pay the 8% coupon or redeem the shares only if the Company receives cash flow from the partnerships adequate to make the payments. The Company intends to record the management fee as income using the accrual basis of accounting.

NOTE 5-JOE'S JEANS JAPAN

On May 1, 2002, the Company created Joe's Jeans Japan, Inc. ("JJJ"), a Japanese corporation focused on the marketing and distribution of Joe's Jeans products in the Japanese market. JJJ is a wholly owned subsidiary of Joe's Jeans, Inc.. JJJ currently has an office and showroom located in Tokyo with 5 full time employees. JJJ's results are consolidated with the financial results of the Company.

NOTE 6 - ACQUISITIONS

On August 24, 2001, Innovo Group Inc. through a newly formed subsidiary Innovo Azteca Apparel Inc. ("IAA") completed the first phase of a two phase acquisition ("Acquisition") of Azteca Production International, Inc.'s ("Azteca") knit apparel division ("Knit Division"). Azteca is an affiliate of Commerce, a significant shareholder of the Company's common stock. Pursuant to the terms of the first phase closing, the Company purchased the Knit Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division ("Phase I Assets"). As consideration for the Phase I Assets, the Company has issued to Azteca, 700,000 shares of Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

The second phase of the Acquisition called for the Company to purchase for cash the inventory of the Knit Division prior to November 30, 2001, with the consideration not to exceed $3 million. The acquisition of the inventory was subject to the Company obtaining adequate financing. The Company did not complete the second phase of the acquisition prior to the expiration date.

The Acquisition was accounted for under the purchase method of accounting for business combinations pursuant to FAS 141. Accordingly, the accompanying consolidated financial statements include the results of operations and other information for the Knit Division for the period commencing August 24, 2001.

In the event that the sales of the Knit Division do not reach $10.0 million during the 18 month period following the closing date of the Acquisition, any remaining unpaid principal of the $1.0 million promissory note shall be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Knit Division during the 18-month period following the closing date.

The purchase price of $4,521,000, including acquisition costs of $36,000, have been allocated to the non-compete agreement ($250,000) and the remainder to goodwill ($4,271,000). The non-compete agreement is being amortized over two years, based upon the term of the agreement. The total amount of the goodwill is expected to be deductible for income tax purposes.

The following table shows the Company's unaudited pro forma consolidated results of operations for the three and six month periods ended June 2, 2001, respectively assuming the Acquisition had occurred at the beginning of the year (in thousands):

                                  Unaudited Pro Forma
                       Three Months Ended     Six Months Ended
                          June 2, 2001	       June 2, 2001
                          ------------           ------------

Net Sales                 $  4,393               $  9,064

Net Income                $     44               $    279

Loss per share:
Basic and diluted         $   0.00               $   0.02


The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of the companies been combined during the two fiscal periods.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of sales:


                                              Three Months Ended       Six Months Ended
                                              06/01/02  06/02/01      06/01/02  06/02/01
                                              --------  --------      --------  --------

NET SALES                                      100.0%     100.0%       100.0%    100.0%
COST OF GOODS SOLD                              65.5%      62.1%        67.6%     60.2%
                                               -----      -----        -----     -----
 Gross profit                                   34.5%      37.9%        32.4%     39.8%

OPERATING EXPENSES
 Selling, general and administrative            28.8%      33.1%        31.7%     38.2%
 Depreciation and amortization                   0.9%       0.6%         1.2%      0.7%
                                               -----      -----        -----     -----
                                                29.4%      33.6%        32.9%     38.9%

INCOME (LOSS) FROM OPERATIONS                    4.8%       4.3%        (0.5%)     0.9%

INTEREST EXPENSE                                (1.7%)     (3.2%)       (2.2%)    (4.3%)
OTHER INCOME(EXPENSE), net                       0.2%       1.0%         0.2%      1.5%
                                               -----      -----         -----     -----

INCOME (LOSS) BEFORE INCOME TAXES                3.6%       2.1%        (2.5%)    (1.9%)

INCOME TAXES                                     0.2%       0.0%         0.4%      0.0%
                                               -----      -----        -----     -----

NET INCOME (LOSS)                                3.0%       2.1%        (2.9%)    (1.9%)
                                               -----      -----        -----     -----
                                               -----      -----        -----     -----


Comparison of the Three Months Ended June 1, 2002 to the Three Months Ended June 2, 2001

Net Sales for the quarter ended June 1, 2002 increased 245% from $1,968,000 in 2001 to $6,802,000 in 2002. The increase is attributable to significant increase in revenues from the Company's accessory and craft subsidiary Innovo, Inc. ("Innovo") as well as from the Company's high end apparel subsidiary Joe's Jeans, Inc. ("Joe's"). The increase in revenues also reflects the impact from the Company's general apparel division, Innovo Azteca Apparel, Inc. ("IAA") which was formed in the third quarter of 2001. Innovo experienced a 96% increase for the period compared to the same period in 2001 primarily as a result of increased demand for its craft products, success from Innovo's Bongo product line and fashion accessory products sold to new private label customers. Joe's revenues for the period, which increased 165% compared to the second quarter of 2001, enjoyed increased demand for its products both domestically and internationally as a result of Joe's efforts to market its products in Japan through its subsidiary Joe's Jeans Japan, Inc. and via short term distribution agreements with European distributors. Innovo Azteca Apparel accounted for the remaining increase in revenues.

For the second three months of fiscal 2002, the Company's gross margin Percentage decreased 3.4 percentage points from 37.9% in 2001 to 34.5% in 2002. The decrease in gross margin is attributable to an increase in air freight associated with the timely importing of Innovo accessory products to meet increased demand. Additionally, the Company's revenues for the period include those of IAA which, as a result of the products distributed by IAA, traditionally has a lower gross margin than the Company's other divisions.

Selling, general and administrative expenses increased $1,308,000 or 200% for the same period as a result of an increase in the expenses associated with and necessary for the increased revenues generated during the period. These expenses primarily included royalties, commissions, freight, samples, product development and distribution charges. The SG&A expenses increased also as a result of the costs incurred to hire employees to support the Company's growth domestically and internationally. The Company's international operations, including Joe's Jeans Japan, Inc. and Innovo Hong Kong, Ltd, added to the Company's expenses during the quarter. Due to the fact the Company did not have international operations in the comparative period of 2001, the 2001 results did not include any expense associated with international operations. The Company also incurred an increase in the expenses associated with the professional and investor relations functions of the Innovo Group Inc. public holding company.

Depreciation and amortization expenses increased to $58,000 in 2002 from $11,000 in the same period of 2001 largely as a result of the deprecation associated with assets purchased pursuant to the knit division acquisition in 2001 and the depreciation of the Company's former manufacturing facility in Springfield, TN which in the comparative period was held as an asset for sale.

Interest expense for the three months ended June 1, 2002 increased to $119,000 from $63,000. The increase is associated with promissory notes entered into for the acquisition of the knit division from Azteca in 2001 and an increase in the interest expense associated with increased funding from the Company's factorer to support additional working capital needs resulting from the Company's increased revenues.

Other income for the comparable period decreased from income of $20,000 to $14,000 due primarily to a decrease in the rental income from the Company's property located in Springfield, TN.

Comparison of the Six Months Ended June 1, 2002 to the Six Months Ended June 2, 2001

For the first six months of 2001, net sales increased 222% to $10,071,000 from $3,122,000 in the same period of 2001. The increase is a result of a substantial increase in the Company's Innovo accessory division and Joe's specialty apparel division, coupled with the impact of the Company's general apparel division IAA which was formed in the third quarter of 2001 and thus not included in the 2001 results.

The Company's gross profit margin, for the six months ended June 1, 2002, decreased to 32.4% from 39.8% in the comparative period of 2001. The decrease is attributable to an increase in freight expense incurred to meet the deadlines of new private label customers. Furthermore, the gross margin decrease reflects the fact that the Company's IAA primarily markets products to private label customers which traditionally have a lower gross margin associated with them.

Selling, general and administrative costs increased to $3,195,000 from $1,195,000, or 167%, as a result in increased marketing and product development expense, increased commissions and royalties associated with the increased revenue, an increase in payroll expense necessary to support the Company's growth domestically and internationally, sales shows and professional and legal fees.

Depreciation and amortization expense increased $94,000 to $116,000 for the period in 2002 compared to 2001. The increase is largely a result of the amortization expense associated with the knit division acquisitions and the formation of IAA.

Interest expense for the period increased to $219,000 from $137,000 in 2001 primarily as a consequence of the promissory notes associated with the acquisition of the knit business which resulted in the creation of IAA. Additionally, the Company's interest expense increased as a result of an increase in the number of receivables factored during the period to meet the Company's increasing cash flow needs.

Other income decreased to $20,000 in 2002 compared to an income of $47,000 in 2001 in comparative periods. The decrease is attributable to a reduction in rental income from the Company's Springfield property.

Liquidity and Capital Resources

Innovo Group Inc. is a holding company and its principal assets are the common stock of the operating subsidiaries. As a result, to satisfy its obligations Innovo Group Inc. is dependent on cash obtained from the operating subsidiaries, either as loans, repayments of loans made by Innovo Group Inc. to the subsidiary, or distributions, or on the proceeds from the issuance of debt or equity securities by Innovo Group Inc.. The subsidiaries primary sources of liquidity are cash flows from operations, including credit from vendors and borrowings from the Company's factorer and certain related parties.

Cash flows from operating activities provided cash of $667,000 for the six months ended June 1, 2002. The positive cash flow is a result of a net income of $227,000 as well as an increase in cash flow generated from a greater amount of receivables factored and amounts borrowed from related parties.

For the second quarter of fiscal 2002, the Company relied primarily on trade credit with customers and cash on hand to fund operations. The Company's principal credit facility for working capital has historically been is its accounts receivable factoring arrangements.

During the second quarter of 2002, the Company increased the number of Invoices it presented for factoring due to the need to fund the growth experienced during the period and the projected growth anticipated in future periods. The Companies subsidiaries' Joe's Jeans, Inc., Innovo, Inc. and Innovo Azteca Apparel, Inc. have factoring agreements with CIT Group, Inc. ("CIT"). According to the terms of the agreements, the subsidiaries have the option to factor their receivables with CIT on a non-recourse basis. The agreements call for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus 0.25% on funds borrowed against the factored receivables.

As of June 1, 2002, the Company was in compliance with financial and other covenants included in the Company's borrowing agreements and promissory notes. These obligations arise from the Company's promissory note securing the Company's financial obligation for the Company's Springfield, TN property and promissory notes issued pursuant to the Knit Acquisition.

The Company's operating leases include the Company's Innovo, Inc. accessory showroom in New York City and the Company's offices and storage space located in Knoxville, TN. On May 1, 2002 the Company signed a 5 year lease agreement, with a rental rate of $5,307, for the Company's showroom in New York. The Company's office lease in Knoxville, which was entered into on October 3, 2000 has a 10-year term and a rate of 3,500 per month triple net with a six month cancellation provision. Additionally, the Company rents storage space in Knoxville for $420 per month, on a month-to-month basis. The Company's Chairman is the principal of the entities in which the Company's offices and storage facilities are located in Knoxville.

Following is a summary of the Company's contractual obligations as of June 1, 2002:


                                                 Less than 1
Contractual Obligations              Total          Year       1-3 years    4-5 years     After 5 years
-----------------------              -----         ------      ---------    ---------     -------------

Long-Term Debt                       $3,728,449    $348,366    $2,454,098   $844,228       $ 81,757

Operating Leases                        632,340      43,581       349,141    120,618        119,000
                                      ---------     -------     ----------   -------        --------

Total Contractual Cash Obligations   $4,360,789    $391,947    $2,803,239   $964,846       $200,757
                                      ---------     -------      ---------   -------        -------
                                      ---------     -------      ---------   -------        -------

Pursuant to the real estate transaction completed on April 5, 2002, the Company issued 195,295 shares of cumulative, non-convertible, redeemable preferred stock with a transactional value of $100 per share with an 8% coupon. The Preferred Shares 8% coupon is funded entirely and solely through partnership distributions from cash flows generated by the operation and sale of the Properties. In the event the cash flows from the Properties are insufficient to cover the 8% coupon, the Company will have no obligation to cover any shortcomings.

 The Company is required to redeem the preferred shares from partnership distributions. The Company is to receive partnership distributions that are in excess of current and accrued 8% coupon dividends and the excess partnership distributions will be used by the Company to redeem the Preferred Shares.



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

Management's Discussion of Critical Accounting Policies

Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in Note 1 "Summary of Significant Accounting Policies" of the Consolidated Financial Statements (unaudited) included elsewhere in this Form 10-Q, and Note 2 "Summary of Significant Accounting Polices" of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 1, 2001 are also important to an understanding of our financial statements.

The Company determines its allowance for doubtful accounts using a number of factors including historical collection experience, the financial prospects of specific customers and market sectors, and general economic conditions. Generally, the Company establishes an allowance for doubtful accounts based on our collection experience when measured by the amount of time an account receivable is past its payment due date. In certain circumstances where the Company believes an account is unable to meet its financial obligations, the Company records a specific allowance for doubtful accounts to reduce the account receivable to the amount the Company believes will be collected.

The  Company  evaluates  its  long-lived  assets  for  impairment  based  on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances i ndicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to the company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. We adopted Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

While the Company believes that its long-lived assets are currently being carried on the Company's books at there fair value. However, as a result of the recent decrease in rental revenue from the Company's Springfield facility, the Company will be monitoring the fair value of the facility in accordance with SFAS No. 144.

The Company has entered into agreements and transaction with related parties and the Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, Directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties.

Anderson Stock Purchase Agreement. Pursuant to the 1997 Stock Purchase Right Award awarded to her in February 1997, Ms. Anderson purchased
250,000  shares   of  Common  Stock  (the  "1997  Award  Shares")  with
payment made by the execution of a non-recourse, non-interest bearing note (the "Note") to the Company for the exercise price of $2.8125 per
share  ($703,125  in  the  aggregate).   The  Note  which  was  due  on
April 30, 2002, was collateralized by the 1997 Award Shares. Additional terms of the Note allowed Ms. Anderson to pay or prepay (without penalty) all or any part of the Note by (i) the payment of cash, or (ii) the delivery to the Company of other shares of Common Stock (other than the 1997 Award Shares) that Ms. Anderson has owned for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the Common Stock on the date of delivery. Ms. Anderson did not repay the Note on April 30, 2002. The Company is currently reviewing the possibility of extending the term of the Note with the remaining provisions of the Note to remain the same.

We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as product from prior seasons. Market value of distressed inventory is valued based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory.


                         PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is hereby made to Part I, Item 3 of the Company's Annual Report filed on Form 10-K for the year ended December 2, 2001, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

On April 5, 2002, the Company through a newly formed real estate subsidiary Innovo Realty, Inc. ("IRI"), closed on a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships. Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units ("Properties") located nationwide. The Company believes that the investment will increase the Company's cash flow and do so with a minimal amount of risk.

The Company issued 195,295 of cumulative, non-convertible preferred shares with an 8% coupon ("Preferred Shares"), valued at $100 per share for transactional purposes, to IRI which in turn contributed the Preferred Shares to the limited partnerships. Subsequently, the limited partnerships transferred the Preferred Shares to the sellers as part of the purchase price for the Properties. The value of the Preferred Shares represented approximately 20% of the $98,000,000 purchase price paid to the sellers for the Properties by the limited partnerships. The remaining purchase price was funded through third party investors and third party financing which included the principals of Commerce Investment Group and Joseph Mizrahi, both affiliated parties of the Company. None of the Company's Board Members or executives participated in the transaction.

The Preferred Shares 8% coupon is funded entirely and solely through partnership distributions from cash flows generated by the operation and sale of the Properties. In the event the cash flows from the Properties are insufficient to cover the 8% coupon, the Company will have no obligation to cover any shortcomings.

The Company is required to redeem the preferred shares from partnership distributions. The Company is to receive partnership distributions that are in excess of current and accrued 8% coupon dividends and the excess partnership distributions will be used by the Company to redeem the Preferred Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

  Innovo Realty, Inc transactional documents to be added by amendment.

(b)	Reports on Form 8-K

 None

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INNOVO GROUP INC.


Jul 16 , 2002		By:/s/ Samuel Joseph Furrow, Jr.
                           -----------------------------
                           Samuel Joseph Furrow, Jr
                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                                Date


/a/ Pat Anderson            Chief Executive Officer		   July 16, 2002
----------------
Pat Anderson
Chief Executive Officer
and Director


/s/Jay Furrow               Acting Chief Financial Officer         July 16, 2002
-------------
Jay Furrow
President,
Acting Chief Financial Officer
and Director