Form 10-Q/A
period 2002-06-01
INNOVO GROUP INC
filed 2002-07-25
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 Form 10-Q\A

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

4.2 Certificate of Resolution of Designation, Preferences and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A dated April 4, 2002

4.3 Amendment to Certificate of Resolution of Designation, Preferences and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A, dated April 14, 2002.

10.85    Form of Investment Letter

10.86    Form of Limited Partnership Agreement

10.87    Form of Sub-Asset Management Agreement

10.88 Distribution of Cash Flow and Capital Events Proceeds Letter Agreement dated April 5, 2002, by and between Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty Investors, Inc., Transcontinental Realty Investors, Inc., American Realty Investors, Inc., and Metra Capital, LLC

10.89 Distribution of Capital Events Letter Agreement dated April 5, 2002, by and between Metra Capital, LLC, Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty Investors, Inc., Transcontinental Realty Investors, Inc., and American Realty Investors, Inc.

10.90 Reimbursement of Legal Fees Letter Agreement dated April 5, 2002, by and between Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty Investors, Inc., Transcontinental Realty Investors, Inc., American Realty Investors, Inc., and Third Millennium Partners, LLC


(b)	Reports on Form 8-K

 None

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INNOVO GROUP INC.


Jul 25 , 2002		By:/s/ Samuel Joseph Furrow, Jr.
                           -----------------------------
                           Samuel Joseph Furrow, Jr
                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title                                                Date


/a/ Pat Anderson            Chief Executive Officer		   July 25, 2002
----------------
Pat Anderson
Chief Executive Officer
and Director


/s/Jay Furrow               Acting Chief Financial Officer      July 25, 2002
-------------
Jay Furrow
President,
Acting Chief Financial Officer
and Director








Exhibit 4.2


                     CERTIFICATE OF RESOLUTION OF DESIGNATION,
                          PREFERENCES AND OTHER RIGHTS

            $100 Redeemable 8% Cumulative Preferred Stock, Series A
                  INNOVO GROUP INC., Par value $.10 per Share

  Pursuant to section 151 of the General Corporation Law of the State of Delaware (the "Delaware Corporation Act"), Innovo Group Inc. (the "Company"), a corporation organized existing under the Delaware Corporation Act, hereby certifies as follows:

  FIRST: The Fifth Amended and Restated Certificate of Incorporation of the Company authorizes the issuance of up to 5,000,000 shares of serial Preferred Stock, par value $.10 per share (the "Preferred Stock"), and further authorizes the Board of Directors of the Corporation by resolution or resolutions to provide for the issuance of Preferred Stock in series and to establish the number of shares to be included in each such series and to fix the powers, designation, preferences and relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

  SECOND: The Board of Directors of the Corporation, by action by written consent dated as of March 18, 2002 and amended by resolution adopted April 4, 2002, duly adopted the following resolution authorizing the creation and issuance of a series of Preferred Stock to be designated as $100 Redeemable 8% Cumulative Preferred Stock, Series A:

  RESOLVED, pursuant to paragraph Fourth, subparagraph (c) of the Fifth Amended and Restated Certificate of Incorporation of Innovo Group, Inc. ("Company"), and the provisions of the Delaware Corporation Act, that the Board of Directors of the Company does hereby provide in this Resolution of Designation, Preferences and Other Rights (the "Designation") for the issuance of shares of preferred stock in a series to consist of 200,000 shares, to be known as the "$100 Redeemable 8% Cumulative Preferred Stock, Series A", and does hereby fix the distinguishing characteristics, including the designation, preferences and
relative   participating,   optional   or   other   special  rights,  and  the
qualifications, limitations, or restrictions thereof, of such series of stock, as follows:

                          *  *  *  *  *  *  *

  There is hereby designated, from the authorized but unissued shares of preferred stock of the Company, a series thereof to consist of not more than 200,000 shares, and the voting powers, designation, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions thereof, of the shares of such series (in addition to those set forth in the Articles of Incorporation which are applicable to the Preferred Stock of all series), shall be as follows:

1.  Definitions:

   "Company" shall mean Innovo Group Inc., a Delaware corporation.

   "Designation" shall mean this Resolution of Designation, Preferences and Other rights.

   "Date of Redemption" shall mean the date designated by the Company on which an Optional Redemption, Mandatory Redemption or Final Redemption of Series A Shares pursuant to Subsections 5(a), 5(b) or 5(c) is to become effective.

  "Dividends" shall mean the cumulative cash dividends payable at the rate of $2.00 per share of Series A Shares, for each calendar quarter of each calendar year and interest accruing thereon in accordance with Section 4 below.

  "Excess Funds" shall  be  determined  each  February 1, May 1, August 1  and
   November 1 and shall mean all funds remaining in the Sinking Fund after the
   (i) payment of all Dividends accrued through the close of the prior calendar quarter, and (ii) the deduction of all funds held with respect to any prior distribution of Dividends or redemption of Series A Shares.

  "Final Redemption" shall mean  the  redemption of all issued and outstanding
   Series A Shares, as provided in Subsection 5(c).

  "Holders" shall mean the beneficial Owners of Series A Shares upon consummation of the transactions contemplated by this Designation and their assignees. The initial Holders shall be American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. and their assignees.

  "IRI" shall mean Innovo Realty, Inc., a California corporation and wholly owned subsidiary of the Company.

  "Mandatory Redemption" shall mean any redemption of Series A Shares which is mandatory to the Company pursuant to Subsection 5(b) below.

  "Optional Redemption" shall mean any redemption of Series A Shares which is optional to the Company pursuant to Subsection 5(a) below.

  "Partnerships" shall mean one or more of the following partnerships identified on Schedule "A."

  "Properties" shall mean those income producing properties identified on the attached Schedule "A."

  "Redemption Price" shall mean, for each Series A Share to be redeemed pursuant to Subsections (4)(a) or 4(b), $100 plus all accrued but unpaid Dividends through the Date of Redemption. The Redemption Price for any final redemption pursuant to Subsection 5(c) shall be adjusted as provided therein.

  "Series A Shares" shall mean the "$100  Redeemable 8%  Cumulative  Preferred
   Stock" designated in Section 2, below.

  "Sinking Fund" shall mean the fund maintained in trust for the Holders in accordance with the provisions of Section 9, below.

2. Designation. The designation of this series of Preferred Stock shall be "$100 Redeemable 8% Cumulative Preferred Stock, Series A" (hereinafter called "Series A Shares").

3. Issuance and Assignment. It is anticipated that all Series A Shares shall be issued to the Company's wholly owned subsidiary, IRI as part of its initial capitalization. It is further anticipated that the Series A Shares will be transferred by IRI to the Partnerships which will, in turn, upon consummation of the transactions contemplated hereby, transfer the Series A Shares and other consideration to the Holders in exchange for the Properties. No transfer of Series A Shares shall be of any force and effect unless and until the all of the following have occurred: (i) a document of transfer or assignment ("Assignment") is executed by the owner of record of such Series A Shares, (ii) the assignee executes an agreement in a form acceptable to the Company (the "Acknowledgment") acknowledging, and agreeing to be bound by the terms of the Company's subscription agreement for Series A Shares (the "Subscription"), (iii) the assignee provides to the satisfaction of the Company all of the information required from subscribers by the Subscription, (iv) the Company receives executed originals of the Assignment and the Acknowledgment and (v) the Company acknowledges in writing its acceptance of the Assignment and Acknowledgment and the entry of the Assignee on the Company's stock records as the owner of record of such shares. The Company agrees that it will not unreasonably withhold acceptance of any assignment of Series A Shares in compliance with subparts (i) through (iv) of the preceding sentence, provided the assignment is not made in violation of applicable law, including securities law.

4.  Dividends.

  (a) The Holders of Series A Shares shall be entitled to receive Dividends from the Sinking Fund, to the extent such funds are by law available for the payment of dividends. Dividends shall be payable on each January 1, April 1, July 1 and October 1. Dividends on Series A Shares shall be prorated for partial quarters. Accumulated Dividends on Series A Shares shall bear interest at the rate of Eight (8%) percent per annum, compounded annually.

  (b) Dividends shall begin accruing and be cumulative from the day upon which the Series A Shares are transferred to the Holders.

  (c) For the purposes of this Section 4 no Series A Share shall be deemed to be issued or outstanding at any time it is held by or for the account of the Company or by or for the account of any majority-owned subsidiary of the Company.

  (d) Dividends on Series A Shares shall be payable only from the Sinking Fund. Holders shall have no recourse or remedies of any kind or nature against the Company for the payment of Dividends except to the extent that funds for such purpose have been paid to the Company pursuant to the last sentence of Subsection 5(e), to the extent that IRI fails to deposit funds into the Sinking Fund as required by Section 9, or to the extent that the Holders are damaged by a breach by the Company of the covenants set forth in Section 10. If sufficient funds are not available in the Sinking Fund for the payment of full quarterly Dividends, then partial Dividend payments shall be made to the extent funds are available in the Sinking Fund. Funds allocated to an Optional or Mandatory redemption may not be used to pay Dividends.

  (e) Notwithstanding anything contained in this Section 4 or in Sections 9, 10 or 11 to the contrary, no Dividends shall be paid with respect to Series A Shares and no funds shall be deposited into the Sinking Fund for such purpose, except to the extent that funds are legally available for the payment of Dividends.

5.  Redemption of Series A Shares.

  (a) Optional to the Company. The Company may for any purpose, at any time, or from time to time, upon not less than 30 days' advance written notice to all Holders of all then outstanding Series A Shares, elect to make an Optional redemption of Series A Shares from any funds (except funds in the Sinking Fund specifically reserved for another purpose) legally available to the Company for such purpose. Funds sufficient to pay the Redemption Price for all shares subject to the Optional Redemption shall be deposited at least fifteen days before the date of redemption into the Sinking Fund and held in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all Series A Shares subject to the Optional Redemption. The notice of an Optional Redemption shall specify the following: (i) the Date of Redemption, (ii) the total number of shares being redeemed from each Holder, (iii) the Redemption Price per share and (iv) the name of the Bank or Trust Company holding the Sinking Fund into which funds to pay the Redemption Price will be deposited and held in trust for the Holders. No exercise by the Company of Optional Redemption rights shall be effective until the Company has placed legally available funds into the Sinking Fund which are sufficient to pay the redemption Price for all Series A Shares that are subject to the Optional Redemption. Upon the placing of such funds in the Sinking Fund, all such funds shall be reserved in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all Series A Shares that are subject to the Optional Redemption.

  (b) Mandatory to the Company. So long as there are Series A Shares outstanding, the Company shall be required to redeem that the largest possible number of whole Series A Shares that can be redeemed from Excess Funds at the Redemption Price, if there is more than $100,000 in Excess Funds in the Sinking Fund as of February 1, May 1, August 1, or November 1("Determination Date") of any calendar year. The Company shall use its reasonable best efforts to give all Holders of all then outstanding Series A Shares at least 30 days advance written notice of any Mandatory Redemption of Series A Shares. The notice of redemption shall specify (i) the total number of shares being redeemed from each
      Holder, (ii) the Redemption Price per share and (iii) the name of the Bank or Trust Company holding the Sinking Fund into which funds to pay the Redemption Price will be deposited and held in trust for the Holders and (iv) the Date of Redemption. The Date of Redemption so designated shall be the 15th day of the month next following the Determination Date of the Mandatory Redemption. Upon the sending of notice of a Mandatory Redemption, the Excess Funds shall be reserved in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all Series A Shares that are subject to the Mandatory Redemption.

  (c) Final Redemption. If there are ever sufficient funds in the Sinking Fund (whether deposited by the Company pursuant to an Optional
      Redemption or deposited by IRI to pay all accrued Dividends and to redeem all then outstanding Series A Shares, then as promptly as reasonably practical, the Company shall redeem all Series A Shares by paying each Holder the Redemption Price for all outstanding Series A Shares then held by such Holder. If after all of the Properties are sold and the proceeds of the sale of the Properties and cash flow derived from such Properties has been placed in the Sinking Fund and the total amount of funds remaining in the Sinking Fund is insufficient to pay the full Redemption Price for all then outstanding Series A Shares, then the Company (or IRI) shall pay $1.00 into the Sinking Fund and the Redemption Price shall be adjusted so that it equals (x) the total amount of funds available for distribution, minus (y) all direct costs of maintaining the Sinking Fund and making distributions therefrom, divided by (z) the number of then outstanding Series A Shares. In such event the Company shall, as promptly as reasonably practical, redeem all Series A Shares which remain outstanding by paying from the Sinking Fund to each Holder the adjusted Redemption Price for all outstanding Series A Shares then held by such Holder. The funds shall be paid to each Holder, pro rata based on the number of issued and outstanding Series A Shares held by each Holder. The adjusted Redemption Price shall be and represent full and final payment for the redemption of all Series A Shares. The Company shall give notice of any Final Redemption to all Holders of then outstanding Series A Shares at least 30 days in advance of the Date of Redemption of the Final Redemption. The notice of redemption shall specify (i) that the redemption is the Final Redemption of all then outstanding
      Series a Shares, (ii) the Redemption Price per share showing the details of the calculation of any adjusted Redemption Price , (iii) the name of the Bank or Trust Company holding the Sinking Fund into which funds to pay the Redemption Price will be deposited and held in trust for the Holders and (iv) the Date of Redemption. If the Final
      Redemption is to be made at the full Redemption Price without adjustment, then funds sufficient to pay the Redemption Price and all direct costs of maintaining the Sinking Fund and making distributions therefrom shall be reserved in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all then outstanding Series A Shares. Any funds remaining in the Sinking Fund after such allocation shall be paid to the Company.

  (d) Termination  of  Rights  to  Redeemed  Shares.   If  less  than all the
      outstanding shares of Series A Shares are to be redeemed, the particular shares to be redeemed shall be chosen by allocation among the respective Holders of the Series A Shares, pro rata, as determined by resolution of the Company's Board of Directors. All Holders shall be obligated to accept any redemption of Series A Shares made in accordance with the Provisions hereof. All rights of the Holders to the shares being redeemed shall cease and terminate as of the Date of Redemption, except the right of the Holders thereof to receive the Redemption Price.

  (e) Payment of Redemption Price. The respective Holders of record of Series A Shares to be redeemed shall be entitled to receive the Redemption Price upon actual physical delivery to the Company or its designated agent, as the case may be, of certificates for the shares being redeemed. Such certificates, if required by the Company, shall be duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly executed in blank. Within twenty days after delivery by a Holder of redeemed shares to the Company or its designee, payment of the Redemption Price shall be sent to the Holder by first-class mail, postage prepaid, to the address of such Holder as the same shall appear on the stock register of the Company. If a Holder of redeemed shares fails to surrender any such shares to the Company or its designee within ninety days after the Date of Redemption, the Company shall mark the shares cancelled on its books and records and give notice to the Holder of such cancellation and of the Holder's right to receive the Redemption Price upon the delivery of the certificates representing such shares to the Company or its designee. The notice shall be delivered to the Holders address as last reflected on the Company's stock books. Funds held in the Sinking Fund for the redemption of Series A Shares which have not been claimed within two years from the Date of the Final Redemption together with any interest thereon, shall be paid to the Company, and the Holder of any shares who has failed to claim the Redemption Price may thereafter look only to the Company for payment thereof.

  (f) Obligations of Company Respecting Redemption. The Holders shall have no recourse against the Company and the Company shall have no obligation or liability for the payment of any Redemption Price in the case of an Optional, Mandatory or Final Redemption except to the extent that funds for such purpose have been paid to the Company pursuant to the last sentence of Subsection 5(e), to the extent that IRI fails to deposit funds into the Sinking Fund as required by Section 9, or to the extent that the Holders are damaged by a breach by the Company of the covenants set forth in Section 10. Otherwise, the sole recourse and remedy of the Holders of Class A Shares shall be against the Sinking Fund, but such recourse shall be limited to funds therein which have been allocated (or are required hereunder to be allocated) for the specific Optional or Mandatory Redemption in question. Notwithstanding anything contained in this Section 5 or in Sections 9, 10 or 11 to the contrary, no Redemption Price shall be paid for Series A Shares and no funds shall be deposited into the Sinking Fund for such purpose, except to the extent that funds are legally available for the redemption of Series A Shares.

6. Rights on Liquidation, Dissolution, Winding Up. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Shares having claims against the Company pursuant to Subsection 5(f) shall be entitled to receive payment on its claim out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of any stock ranking on liquidation junior to Series A Shares. Holders of Series A Shares shall be entitled to no other payments of any kind or nature from the Company in connection with, or with respect to, such shares. No funds received by IRI or the

    Company from the Partnerships with respect to the Properties shall be paid or distributed to any shareholders other than the Holders of Series A Shares unless and until the full Redemption Price had been paid in Final Redemption of all Series A Shares. If upon voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the claims of Holders of Series A Shares and of any stock ranking on liquidation on a parity with Series A Shares the full amounts to which they respectively shall be entitled, the holders of Series A Shares and of such parity stock shall share ratably in any distribution of assets according to the respective amounts which would be payable to them if all amounts payable to them were paid in full. Written notice of any voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company within the meaning of this
    Section 6 shall be given  by  the  Company  to  each Holder  of  Series A
    Shares.

7. Rights on Merger or Consolidation. The merger or consolidation of the Company into or with any other entity, the merger or consolidation of any other entity into or with the Company, or the sale, transfer, mortgage, pledge or lease of all or any part of the assets of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company within the meaning of Section 6. In addition, the sale, transfer or exchange of all or substantially all of the assets of the Company in exchange for securities of another entity followed by the liquidation of the Company and the distribution of such securities to the shareholders of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company, within the meaning of Section 6, if as a result of such sale, transfer or exchange and liquidation the Holders of Series A Shares shall receive shares of the transferee entity having substantially the same rights as Series A Shares. No merger or consolidation of the Company into or with any other entity and no merger or consolidation of any other entity into or with the Company, shall be permitted unless: (x) if the Company is not be the surviving entity in such transaction, the Holders of Series A Shares receive shares of the surviving entity having substantially the same rights as Series A Shares and the surviving entity acquires all of the stock of IRI and acknowledges its obligations to the Holders, or (y) if the Company is the surviving entity in such a transaction, the transaction does not effect any amendment or repeal of any of the terms and provisions of the outstanding Series A Shares in any manner, or (z) such transaction shall, in addition to any other vote required, be authorized by the vote of the Holders of Series A Shares required by Section 11. Written notice shall be given to each Holder of Series A Shares of any merger or consolidation of the Company into or with any other entity, any merger or consolidation of any other entity into or with the Company, or any sale, or transfer of all or any material part of the assets of the Company.

8. Conversion Rights. There are no conversion rights with respect to the Series A Shares.


9.  Sinking Fund.

  (a) A fund (the "Sinking Fund") shall be established and maintained by the Company or IRI as a trust account for the benefit of the Holders of Series A Shares. The Sinking Fund shall be maintained with a federally insured bank or trust company selected by the Company's board of directors. Funds deposited into the Sinking Fund shall not be property of the Company but shall be held in trust for the exclusive benefit of the Holders of Series A Shares. All Dividends shall be paid from the Sinking Fund and all payments in redemption of Series A Shares shall be made from the Sinking Fund.

  (b) Until all Series A Shares have been redeemed, IRI shall be required to deposit into the Sinking Fund all funds it receives from the Partnerships with respect to the Properties. In addition IRI shall be required to be reasonably diligent in the enforcement of its right to receive funds with respect to the Properties. The Company shall not be required to deposit any funds into the Sinking Fund except to the extent that IRI fails to deposit funds into the Sinking Fund as required by the preceding sentence. IRI shall take such actions as shall be necessary or appropriate to perform its obligations to deposit funds into the Sinking Fund and to enforce its right to receive funds from the Partnerships with respect to the Properties.

  (c) If IRI fails to perform any obligation to deposit funds into the Sinking Fund or to enforce its right to receive funds with respect to the Properties, then any Holder may bring a legal action on behalf of all Holders against IRI and the Company to require (i) the deposit into the Sinking Fund of all amounts which should have been so deposited but were not or (ii) reasonable diligence in the enforcement of IRI's right to receive funds with respect to the Properties.

  (d) The Obligation of IRI to deposit funds into the Sinking Fund shall terminate as of the Date of Redemption of the Final Redemption.


10.  Company Obligations Respecting IRI and Series A Shares.

  (a) So long as Series A Shares remain outstanding, the Company, as sole shareholder of IRI, shall take all actions which are necessary to cause IRI to (i) deposit into the Sinking Fund in accordance with Section 10 above, the funds IRI receives with respect to the Properties, (ii) enforce IRI's rights to receive funds from the Partnerships with respect to the Properties, (iii) guarantee the payment and performance to Holders of the Company's obligations to pay Dividends with respect to, and redeem, Series A Shares, (iv) not engage in any business or transactions of any kind except as necessary to enforce IRI's rights to receive funds from the Partnerships with respect to the Properties and to deposit such funds into the Sinking Fund in accordance with Section 10 above, (v) not incur any liabilities except as provided hereunder,
      (vi) not have any employees, (vii) not agree to any modification or amendment to the any agreement governing any of the Partnerships that would reduce or impair its right to receive funds from the Partnerships with respect to the Properties, (viii) not issue any securities of any kind or nature other than the 1000 shares of common stock of IRI currently issued and owned by the Company.

  (b) So long as Series A Shares remain outstanding, the Company covenants and agrees that (i) it will issue no Series A Shares except as stipulated in this Designation, (ii) it will issue no securities other than Series A Shares which have any rights to funds received by IRI or the Company with respect to the Partnerships, (iii) it will not transfer, pledge or otherwise dispose of any of its shares of IRI common stock, and (iv) it will take such reasonably available actions as are necessary or appropriate to enable it to have sufficient, legally available funds for the payment of Dividends and the redemption of Series A Shares as required by this Designation.

  (c) So long as Series A Shares remain outstanding, the Company represents and warrants that (i) it is the sole shareholder of IRI (ii) it owns 1000 shares of common stock of IRI, (iii) IRI is a newly formed corporation with no liabilities, and (iv) that IRI will have no assets at any time that Series A Shares remain outstanding other than the interests in the Partnerships.

  (d) Neither the Company nor IRI shall have any obligation to use or apply, or any liability for the use or application of, any funds or distributions received pursuant to a Sub-Asset Management Agreement between IRI and Metra Management L.P ("Sub-Management Fees"), for the payment of Dividends on, or the payment of the Purchase Price for the redemption of, Series A Shares; rather all Sub-Management Fees received by IRI may be distributed by IRI to the Company and used by the Company for any purposes.

11.  Voting Rights.   An affirmative  vote  of  the  Holders  of  record of a
     majority of the Series A Shares shall be required for approval of the following matters:

  (i) Any amendment to this Designation which changes any rights, privileges, preferences, protections, voting rights of Holders of record of Series A Shares or which changes any obligations of the Company or IRI set forth herein, including without limitation the obligations of the Company set forth in Section 10 and the obligations of the Company and IRI to pay Dividends, to redeem Series A Shares, and to deposit funds into the Sinking Fund;

  (ii) Any use of proceeds of the Properties which is not in accordance with this Designation;

 (iii) Any action which limits the ability of the Company or IRI to perform their obligations under this Designation;

  (iv) Any sale or disposition (i) by the Company of an interest in IRI, or (ii) by IRI of any interest in any of the Partnerships, before sufficient funds have been deposited to the Sinking Fund to pay all accrued Dividends and redeem all Series A Shares.

12.  Preferences  and  Security.   Series A Shares  shall  have a first priority
     liquidation preference to the extent of accrued Dividends and the Redemption Price of all outstanding Series A Shares to (i) all funds received by IRI or the Company from the Partnerships with respect to the Properties, (ii) all shares of IRI. The Company shall take such actions to effectuate the foregoing preference for Series A Shares by such board resolutions, agreements, and other actions as are reasonable, necessary and appropriate. Series a Shares shall have no other preference.

13. Certain Provisions Concerning Redemption, Conversion and Retirement. Upon the redemption of any Series A Shares, such shares shall be deemed retired. Series A Shares shall be restored to the status of authorized but unissued Preferred Stock of the Company. Any and all Series A Shares which are not transferred to the Holders on or before April 15, 2002, shall be retired as of that date.

14.  Amendment.   The Board  of  Directors  reserves  the  right  to  amend this resolution subject to the provisions of Section 11.


  IN WITNESS WHEREOF, the undersigned officer of the Company has executed this certificate on behalf of the Company this 4th day of April, 2002.


                                          INNOVO GROUP INC.



                                          By: /s/ Patricia Anderson
                                              ---------------------
                                              Patricia Anderson
                                              Title: CEO
ATTEST:


/s/ Donna Drewrey
-----------------
Donna Drewrey
Title:  Secretary

                                SCHEDULE A

                List of Partnerships and Properties Acquired

PROPERTY                     OWNER (Delaware limited partnerships)
Fountains at Waterford       Metra Cross Pool 1, LP
Sinclair Place
Signature Place Fairways

Apple Lane                   Metra Cross Pool 2, LP
Oak Park IV
Governor's Square
Timbers on Broadway

Westwood                     Metra Westwood, LP

Park Avenue Villas           Metra Park Avenue Villas, LP

Wood Hollow                  Metra Wood Hollow, LP

Arbor Pointe                 Metra Arbor Pointe, LP

Brighton Court               Metra Brighton Court, LP

Delmar Valley                Metra Delmar Valley, LP

Enclave                      Metra Enclave, LP

Meridian                     Metra Meridian, LP

Treehouse                    Metra Treehouse-SA, LP

Harper's Ferry               Metra Harper's Ferry, LP

Fountain Lake                Metra Fountain Lake, LP

Willow Creek                 Metra Willow Creek, LP

Fairway View                 Metra Fairway View, LP

Quail Oaks                   Metra Quail Oaks, LP

Sunchase                     Metra Sunchase, LP

Windsor Tower                Metra Windsor Tower, LP

Seville                      Metra Seville, LP

Oak Hill                     Metra Oak Hill, LP

Bay Anchor                   Metra Bay Anchor, LP

Grand Lagoon Cove            Metra Grand Lagoon Cove, LP

EXHIBIT 4.3

                                AMENDMENT TO
                 CERTIFICATE OF RESOLUTION OF DESIGNATION,
                          PREFERENCES AND OTHER RIGHTS

          $100 Redeemable 8% Cumulative Preferred Stock, Series A
              INNOVO GROUP INC., Par value $0.10 per Share

  Pursuant to a resolution of the Board  of Directors of Innovo Group Inc. and
Section 151 of the General Corporation Law of the State of Delaware (the "Delaware Corporation Act"), Innovo Group Inc. (the "Company", a corporation organized existing under the Delaware Corporation Act, hereby certifies as follows:

  FIRST: The Board of Directors of the Corporation duly adopted a resolution authorizing the creation and issuance of a series of Preferred Stock to be designated as $100 Redeemable 8% Cumulative Preferred Stock, Series A ("Series A Shares").

  SECOND: The Company  filed  a  Certificate  of  Resolution  of  Designation,
          Preferences and Other Rights for the Series A Shares (the "Certificate of Designation") with the Delaware Secretary of State on April 4, 2002.

  RESOLVED, pursuan t to paragraph Fourth, subparagraph (c) of the Fifth Amended and Restated Certificate of Incorporation of Innovo Group, Inc.
("Company"), and the provisions of the Delaware Corporation Act, that the Board of Directors of the Company does hereby provide in this Amendment to the Certificate of Designation, as follows:

  The Designation is hereby amended by deleting Section 13 thereof in its entirety and substituting in lieu thereof the following:

13. Certain Provisions Concerning Redemption, Conversion and Retirement. Upon the redemption of any Series A Shares, such shares shall be deemed retired. Series A Shares shall be restored to the status of authorized but unissued Preferred Stock of the Company. All 200,000 Series A Shares issued by the Company to IRI on or about April 5, 2002 shall remain issued and outstanding until redeemed except that all of such Shares which have not been transferred to the Holders on or before June 15, 2002, shall be retired as of that date.

  As amended above, the Certificate of Designation shall remain and continue in full force and effect.

  IN WITNESS WHEREOF, the undersigned officer of the Company has executed this certificate on behalf of the Company this 14th day of April, 2002.


                                      INNOVO GROUP INC.

                                      By: /s/ Patricia Anderson
                                          ---------------------
                                          Patricia Anderson
                                          Title: CEO
ATTEST:

/s/ Donna Drewrey
-----------------
Donna Drewrey
Title:  Secretary

EXHIBIT 10.85

                         INVESTMENT LETTER

                           April 4, 2002

Innovo Group Inc.
2633 Kingston Pike, Suite 100
Knoxville, Tennessee 37919

Dear Sir:

1. Receipt of Stock. In connection with the sale of certain real properties, ______________________, a Nevada corporation (the "Undersigned") has agreed to accept as partial payment a total of shares of $100 Redeemable 8% Cumulative Preferred Stock, Series A, having a par value of $0.10 (the "Securities") of Innovo Group, Inc., a Delaware corporation (the "Company"). The Securities were contributed by the Company to Innovo Realty, Inc. ("IRI") and IRI in turn, in exchange for interests in the limited partnerships listed on the attached Schedule A ("Partnerships"), transferred, sold and assigned the Securities to the Undersigned for the benefit of the Partnerships in connection with their respective acquisitions from the Undersigned of the real properties listed on Schedule A beside their names.

2. Designation, Definitions. The rights and preferences of the Securities are established by a Certificate of Designation, Preferences and Other Rights filed with the Secretary of State of the State of Delaware (the
"Designation"), a true and correct copy of which is attached hereto as Schedule "B." The capitalized terms used herein or in the Schedules attached hereto and not defined herein shall have the meanings set forth in the Designation.

3. No Registration. The Undersigned acknowledges that the Securities have not been and will not be registered under the Federal Securities Act of 1933, as amended (the "1933 Act"), on the ground that this transaction is exempt from such registration under Section 4(2) thereof as part of an issue not involving a public offering and applicable state securities laws. The Undersigned acknowledges that reliance by the Company on such exemptions is predicated in part on the Undersigned's representations contained in this letter.

4. Representations and Warranties. The Undersigned represents and warrants to, and covenants and agrees with, the Company as follows:

  (a) Investment Intent. The Undersigned is purchasing the Securities for the Undersigned's own account, with the intention of holding such Securities for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the Securities.

  (b) Limitations on Resale. The Undersigned understands that the Company is under no obligation (i) to register the Securities under the 1933 Act or any state securities laws or (ii) to comply with the requirements for any exemption which might otherwise be available thereunder with respect to any resale of securities. Further, the Undersigned acknowledges that the Company has made no agreement to register the Securities under any such laws or to take action to provide for the future availability of any exemption thereunder. The Undersigned understands and agrees that no transfer, assignment or sale of any of the Securities shall be of any force and effect unless and until the all of the following have occurred: (i) a document of transfer, assignment or sale ("Assignment") is executed by the owner of record of the Securities, (ii) the assignee, transferee or purchaser ("Assignee") executes an agreement in a form acceptable to the Company (the "Acknowledgment") acknowledging, and agreeing to be bound by the terms of this agreement (the "Investment Letter"), (iii) the Assignee provides to the satisfaction of the Company all of the information and assurances required by the Investment Letter including assurances satisfactory to the Company and its counsel that the Assignment of the Securities is exempt from registration requirements of all applicable securities laws and does not violate other applicable law, (iv) the Company receives executed originals of the Assignment and the Acknowledgment and (v) the Company acknowledges in writing (i) its acceptance of the Assignment and Acknowledgment and (ii) its entry of the Assignee on the Company's stock records as the owner of record of such shares. The Company agrees that it will not unreasonably withhold approval of any Assignment of Securities that is in compliance with subparts (i) through
(iv) of the preceding sentence. The Undersigned understands and agrees that the Company may refuse to permit the Undersigned to sell, transfer, or otherwise dispose of the Securities, unless such transfer or other disposition is made either under an effective registration statement or an applicable exemption from registration as to which the Undersigned has furnished an opinion of counsel, satisfactory to counsel for the Company, to the effect that such exemption is valid, applicable and continuing.

  (c) Due Diligence. The Undersigned hereby acknowledges receipt of a copy of the following information and materials ("Due Diligence Materials") including
(i) Risk Factors of the Company dated March 26, 2002 a true and correct copy of which is attached hereto as Schedule "C"; (ii) the Company's 10-k Annual Report for the fiscal year ended December 1, 2002; (iii) the partnership agreements between IRI and the Partnerships, and (iv) the Sub-Asset Management Agreement between IRI and Metra Management, L.P. In addition, the Undersigned acknowledges that the Company has made all other documents which the Undersigned has requested available to the Undersigned. The Undersigned represents that its counsel has reviewed and participated in negotiations with respect to the delineation of the rights, privileges and terms of the Securities that are set forth in the Designation, that its counsel and its representatives have reviewed the Designation, that they fully understand its terms and that the Undersigned accepts and agrees to the terms of the Designation. The Undersigned represents that it has read the Due Diligence Materials, including without limitation, the "Risk Factors" and is fully aware of the risks in making the investment contemplated herein. The Undersigned has relied solely upon the Due Diligence Materials, the documents and materials submitted therewith, and independent investigations made by the Undersigned in making the decision to acquire the Securities. The Undersigned has not relied on any oral statements concerning an investment in the Securities.

  (d) Accreditation. The Securities are being offered and sold to the Undersigned in reliance upon exemptions from registration under the 1933 Act. In that regard, the Undersigned hereby warrants and represents that it is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

  (e) Suitability. The Undersigned expressly represents that: (a) it has such knowledge and experience in financial and business matters in general and in investments of the type described in the Due Diligence Materials in particular, that it is capable of evaluating the merits and risks of the prospective investment; (b) an investment in the Securities is not liquid and its financial condition is such that he has no need for liquidity with respect to this investment in the Securities to satisfy any existing or contemplated undertaking or indebtedness; (c) it is able to bear the economic risk of his investment in the Securities for an indefinite period of time, including the risk of losing all of its investment,; (d) it has secured independent valuations and tax advice with respect to the Securities, upon which it is solely relying, (e) it has consulted with his own attorney regarding legal matters concerning the Company; (f) it is not seeking a current cash return with respect to his investment in the Securities and has no need of a current return on his investment in the Company; (g) it has participated in the syndication of other privately placed investments and, by reason of its knowledge and experience in business and financial matters, has acquired the capacity to protect its own interest in investments of the subject nature, and is capable of evaluating the risks, merits and other facets of the subject investment; and (h) after reasonable inquiry, considering its investment objectives, financial situation and needs, it believes that the Securities are a suitable investment.

  (f) Principal Office. The principal office of the Undersigned is located in the State of Texas at the address set forth below its signature

  (g) Representations are True and Complete. All information that the Undersigned has provided concerning itself and its financial position is correct and complete as of the date set forth below, and if there should be any material change in such information prior to the acceptance of the undersigned as an assignee and owner of record of the Securities, the Undersigned will immediately provide such information to the Company.

  (h) Company's Reliance on Representations. The Undersigned acknowledges that the Company is relying on the truth and accuracy of the representations made by the Undersigned herein.

  (i) Stop Transfer Instructions; Legends. The Undersigned understands and agrees that stop-transfer instructions may be noted on the appropriate records of the Company, and that there will be placed on the certificates for the Securities, or any substitutions therefor, a restrictive legend consistent with the provisions hereof and applicable securities law.

  (j) No Public Solicitation. The Undersigned acknowledges that there has been no public solicitation or advertisement of an offer in connection with the issuance and or Assignment of the Securities to the Undersigned.

5. Indemnification. The Undersigned hereby agrees to indemnify the Company, and hold it harmless against any and all loss, damage, liability or expense, including reasonable attorney's fees, which they or any of them may suffer, sustain, or incur by reason of or in connection with any misrepresentation or breach of warranty or agreement made by the Undersigned in this Investment Letter, or in connection with any sale or distribution of any of the Securities by the Undersigned in violation of the Act or any other applicable law.

6.  Miscellaneous.    This  Investment  Letter  and  the  representations  and
warranties contained herein shall be binding upon the Undersigned and it successors and assigns. This Investment Letter shall be governed by the laws of the State of Delaware.


                                            Very truly yours,
                                            [ENTITY NAME]


                                            By: ______________________________
                                                Name:
                                                Title:

                                                Tax I.D. No.:

                                                Address of Principal Office:




Accepted and agreed to as of this _____ day of April, 2002.


                                           Innovo Group Inc.

                                           By: ______________________________

                               SCHEDULE A

                List of Partnerships and Properties Acquired

PROPERTY	                             OWNER (Delaware limited partnerships)

Fountains at Waterford                   Metra Cross Pool 1, LP
Sinclair Place
Signature Place
Fairways

Apple Lane                               Metra Cross Pool 2, LP
Oak Park IV
Governor's Square
Timbers on Broadway

Westwood                                 Metra Westwood, LP

Park Avenue Villas                       Metra Park Avenue Villas, LP

Wood Hollow                              Metra Wood Hollow, LP

Arbor Pointe                             Metra Arbor Pointe, LP

Brighton Court                           Metra Brighton Court, LP

Delmar Valley                            Metra Delmar Valley, LP

Enclave                                  Metra Enclave, LP

Meridian                                 Metra Meridian, LP

Treehouse                                Metra Treehouse-SA, LP

Harper's Ferry                           Metra Harper's Ferry, LP

Fountain Lake                            Metra Fountain Lake, LP

Willow Creek                             Metra Willow Creek, LP

Fairway View                             Metra Fairway View, LP

Quail Oaks                               Metra Quail Oaks, LP

Sunchase                                 Metra Sunchase, LP

Windsor Tower                            Metra Windsor Tower, LP

Seville                                  Metra Seville, LP

Oak Hill                                 Metra Oak Hill, LP

Bay Anchor                               Metra Bay Anchor, LP

Grand Lagoon Cove                        Metra Grand Lagoon Cove, LP

                              SCHEDULE B

              CERTIFICATE OF RESOLUTION OF DESIGNATION,
                     PREFERENCES AND OTHER RIGHTS

      $100 Redeemable 8% Cumulative Preferred Stock, Series A
           INNOVO GROUP INC., Par value $.10 per Share

  Pursuant to section 151 of the G eneral Corporation Law of the State of Delaware (the "'elaware Corporation Act"), Innovo Group Inc. (the "Company"), a corporation organized existing under the Delaware Corporation Act, hereby certifies as follows:

  FIRST: The Fifth Amended and Restated Certificate of Incorporation of the Company authorizes the issuance of up to 5,000,000 shares of serial Preferred Stock, par value $.10 per share (the "Preferred Stock"), and further authorizes the Board of Directors of the Corporation by resolution or resolutions to provide for the issuance of Preferred Stock in series and to establish the number of shares to be included in each such series and to fix the powers, designation, preferences and relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

  SECOND: The Board of Directors of the Corporation, by action by written consent dated as of March 18, 2002 and amended by resolution adopted April 4, 2002, duly adopted the following resolution authorizing the creation and issuance of a series of Preferred Stock to be designated as $100 Redeemable 8% Cumulative Preferred Stock, Series A:

  RESOLVED, pursuant to paragraph Fourth, subparagraph (c) of the Fifth Amended and Restated Certificate of Incorporation of Innovo Group, Inc. ("Company"), and the provisions of the Delaware Corporation Act, that the Board of Directors of the Company does hereby provide in this Resolution of Designation, Preferences and Other Rights (the "Designation") for the issuance of shares of preferred stock in a series to consist of 200,000 shares, to be known as the "$100 Redeemable 8% Cumulative Preferred Stock, Series A", and does hereby fix the distinguishing characteristics, including the designation, preferences and relative participating, optional or other special rights, and the qualifications, limitations, or restrictions thereof, of such series of stock, as follows:

                            *  *  *  *  *  *  *  *

  There is hereby designated, from the authorized but unissued shares of preferred stock of the Company, a series thereof to consist of not more than 200,000 shares, and the voting powers, designation, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions thereof, of the shares of such series (in addition to those set forth in the Articles of Incorporation which are applicable to the Preferred Stock of all series), shall be as follows:

1.   Definitions:

  "Company"shall mean Innovo Group Inc., a Delaware corporation.

  "Designation" shall mean this Resolution of Designation, Preferences and Other rights.

  "Date of Redemption" shall mean the date designated by the Company on which an Optional Redemption, Mandatory Redemption or Final Redemption of Series A Shares pursuant to Subsections 5(a), 5(b) or 5(c) is to become effective.

  "Dividends" shall mean the cumulative cash dividends payable at the rate of $2.00 per share of Series A Shares, for each calendar quarter of each calendar year and interest accruing thereon in accordance with Section 4 below.

  "Excess Funds" shall be determined each February 1, May 1, August 1 and November 1 and shall mean all funds remaining in the Sinking Fund after the (i) payment of all Dividends accrued through the close of the prior calendar quarter, and (ii) the deduction of all funds held with respect to any prior distribution of Dividends or redemption of Series A Shares.

  "Final Redemption" shall mean the redemption of all issued and outstanding Series A Shares, as provided in Subsection 5(c).

  "Holders" shall mean the beneficial Owners of Series A Shares upon consummation of the transactions contemplated by this Designation and their assignees. The initial Holders shall be American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. and their assignees.

  "IRI" shall mean Innovo Realty, Inc., a California corporation and wholly owned subsidiary of the Company.

  "Mandatory Redemption" shall mean any redemption of Series A Shares which is mandatory to the Company pursuant to Subsection 5(b) below.

  "Optional Redemption" shall mean any redemption of Series A Shares which is optional to the Company pursuant to Subsection 5(a) below.

  "Partnerships" shall mean one or more of the following partnerships identified on Schedule "A."

  "Properties" shall mean those income producing properties identified on the attached Schedule "A."

  "Redemption Price" shall mean, for each Series A Share to be redeemed pursuant to Subsections (4)(a) or 4(b), $100 plus all accrued but unpaid Dividends through the Date of Redemption. The Redemption Price for any final redemption pursuant to Subsection 5(c) shall be adjusted as provided therein.

  "Series A Shares" shall mean the "$100 Redeemable 8% Cumulative Preferred Stock" designated in Section 2, below.

  "Sinking Fund" shall mean the fund maintained in trust for the Holders in accordance with the provisions of Section 9, below.

2.  Designation.   The designation  of  this series of Preferred Stock shall be
"$100 Redeemable 8% Cumulative Preferred Stock, Series A" (hereinafter called "Series A Shares").

3. Issuance and Assignment. It is anticipated that all Series A Shares shall be issued to the Company's wholly owned subsidiary, IRI as part of its initial capitalization. It is further anticipated that the Series A Shares will be transferred by IRI to the Partnerships which will, in turn, upon consummation of the transactions contemplated hereby, transfer the Series A Shares and other consideration to the Holders in exchange for the Properties. No transfer of Series A Shares shall be of any force and effect unless and until the all of the following have occurred: (i) a document of transfer or assignment ("Assignment") is executed by the owner of record of such Series A Shares, (ii) the assignee executes an agreement in a form acceptable to the Company (the "Acknowledgment") acknowledging, and agreeing to be bound by the terms of the Company's subscription agreement for Series A Shares (the "Subscription"),(iii) the assignee provides to the satisfaction of the Company all of the information required from subscribers by the Subscription, (iv) the Company receives executed originals of the Assignment and the Acknowledgment and (v) the Company acknowledges in writing its acceptance of the Assignment and Acknowledgment and the entry of the Assignee on the Company's stock records as the owner of record of such shares. The Company agrees that it will not unreasonably withhold acceptance of any assignment of Series A Shares in compliance with subparts (i) through (iv) of the preceding sentence, provided the assignment is not made in violation of applicable law, including securities law.

4.  Dividends.

  (a) The Holders of Series A Shares shall be entitled to receive Dividends from the Sinking Fund, to the extent such funds are by law available for the payment of dividends. Dividends shall be payable on each January 1, April 1, July 1 and October 1. Dividends on Series A Shares shall be prorated for partial quarters. Accumulated Dividends on Series A Shares shall bear interest at the rate of Eight (8%) percent per annum, compounded annually.

  (b)	Dividends shall begin accruing and  be cumulative from the day upon which the Series A Shares are transferred to the Holders.

  (c) For the purposes of this Section 4 no Series A Share shall be deemed to be issued or outstanding at any time it is held by or for the account of the Company or by or for the account of any majority-owned subsidiary of the Company.

  (d) Dividends on Series A Shares shall be payable only from the Sinking Fund. Holders shall have no recourse or remedies of any kind or nature against the Company for the payment of Dividends except to the extent that funds for such purpose have been paid to the Company pursuant to the last sentence of Subsection 5(e), to the extent that IRI fails to deposit funds into the Sinking Fund as required by Section 9, or to the extent that the Holders are damaged by a breach by the Company of the covenants set forth in Section 10. If sufficient funds are not available in the Sinking Fund for the payment of full quarterly Dividends, then partial Dividend payments shall be made to the extent funds are available in the Sinking Fund. Funds allocated to an Optional or Mandatory redemption may not be used to pay Dividends.

  (e) Notwithstanding anything contained in this Section 4 or in Sections 9, 10 or 11 to the contrary, no Dividends shall be paid with respect to Series A Shares and no funds shall be deposited into the Sinking Fund for such purpose, except to the extent that funds are legally available for the payment of Dividends.

5.  Redemption of Series A Shares.

  (a) Optional to the Company. The Company may for any purpose, at any time, or from time to time, upon not less than 30 days' advance written notice to all Holders of all then outstanding Series A Shares, elect to make an Optional redemption of Series A Shares from any funds (except funds in the Sinking Fund specifically reserved for another purpose) legally available to the Company for such purpose. Funds sufficient to pay the Redemption Price for all shares subject to the Optional Redemption shall be deposited at least fifteen days before the date of redemption into the Sinking Fund and held in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all Series A Shares subject to the Optional Redemption. The notice of an Optional Redemption shall specify the following: (i) the Date of Redemption, (ii) the total number of shares being redeemed from each Holder, (iii) the Redemption
Price per share and (iv) the name of the Bank or Trust Company holding the Sinking Fund into which funds to pay the Redemption Price will be deposited and held in trust for the Holders. No exercise by the Company of Optional Redemption rights shall be effective until the Company has placed legally available funds into the Sinking Fund which are sufficient to pay the redemption Price for all Series A Shares that are subject to the Optional Redemption. Upon the placing of such funds in the Sinking Fund, all such funds shall be reserved in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all Series A Shares that are subject to the Optional Redemption.

  (b) Mandatory to the Company. So long as there are Series A Shares outstanding, the Company shall be required to redeem that the largest possible number of whole Series A Shares that can be redeemed from Excess Funds at the Redemption Price, if there is more than $100,000 in Excess Funds in the Sinking Fund as of February 1, May 1, August 1, or November 1("Determination Date") of any calendar year. The Company shall use its reasonable best efforts to give all Holders of all then outstanding Series A Shares at least 30 days advance written notice of any Mandatory Redemption of Series A Shares. The notice of redemption shall specify (i) the total number of shares being redeemed from each Holder, (ii) the Redemption Price per share and (iii) the name of the Bank or Trust Company holding the Sinking Fund into which funds to pay the Redemption Price will be deposited and held in trust for the Holders and (iv) the Date of Redemption. The Date of Redemption so designated shall be the 15th day of the month next following the Determination Date of the Mandatory Redemption. Upon the sending of notice of a Mandatory Redemption, the Excess Funds shall be reserved in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all Series A Shares that are subject to the Mandatory Redemption.

  (c) Final Redemption. If there are ever sufficient funds in the Sinking Fund (whether deposited by the Company pursuant to an Optional Redemption or deposited by IRI to pay all accrued Dividends and to redeem all then outstanding Series A Shares, then as promptly as reasonably practical, the Company shall redeem all Series A Shares by paying each Holder the Redemption Price for all outstanding Series A Shares then held by such Holder. If after all of the Properties are sold and the proceeds of the sale of the Properties and cash flow derived from such Properties has been placed in the Sinking Fund and the total amount of funds remaining in the Sinking Fund is insufficient to pay the full Redemption Price for all then outstanding Series A Shares, then he Company (or IRI) shall pay $1.00 into the Sinking Fund and the Redemption Price shall be adjusted so that it equals (x) the total amount of funds available for distribution, minus (y) all direct costs of maintaining the Sinking Fund and making distributions therefrom, divided by (z) the number of then outstanding Series A Shares. In such event the Company shall, as promptly as reasonably practical, redeem all Series A Shares which remain outstanding by paying from the Sinking Fund to each Holder the adjusted Redemption Price for all outstanding Series A Shares then held by such Holder. The funds shall be paid to each Holder, pro rata based on the number of issued and outstanding Series A Shares held by each Holder. The adjusted Redemption Price shall be and represent full and final payment for the redemption of all Series A Shares. The Company shall give notice of any Final Redemption to all Holders of then outstanding Series A Shares at least 30 days in advance of the Date of Redemption of the Final Redemption. The notice of redemption shall specify (i) that the redemption is the Final Redemption of all then outstanding Series A Shares, (ii) the Redemption Price per share showing the details of the calculation of any adjusted Redemption Price , (iii) the name of the Bank or Trust Company holding the Sinking Fund into which funds to pay the Redemption Price will be deposited and held in trust for the Holders and (iv) the Date of Redemption. If the Final Redemption is to be made at the full Redemption Price without adjustment, then funds sufficient to pay the Redemption Price and all direct costs of maintaining the Sinking Fund and making distributions therefrom shall be reserved in a sub-account of the Sinking Fund dedicated to the payment of the Redemption Price for all then outstanding Series A Shares. Any funds remaining in the Sinking Fund after such allocation shall be paid to the Company.

  (d) Termination of Rights to Redeemed Shares. If less than all the outstanding shares of Series A Shares are to be redeemed, the particular shares to be redeemed shall be chosen by allocation among the respective Holders of the Series A Shares, pro rata, as determined by resolution of the Company's Board of Directors. All Holders shall be obligated to accept any redemption of Series A Shares made in accordance with the Provisions hereof. All rights of the Holders to the shares being redeemed shall cease and terminate as of the Date of Redemption, except the right of the Holders thereof to receive the Redemption Price.

  (e) Payment of Redemption Price. The respective Holders of record of Series A Shares to be redeemed shall be entitled to receive the Redemption Price upon actual physical delivery to the Company or its designated agent, as the case may be, of certificates for the shares being redeemed. Such certificates, if required by the Company, shall be duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly executed in blank.

Within twenty days after delivery by a Holder of redeemed shares to the Company or its designee, payment of the Redemption Price shall be sent to the Holder by first-class mail, postage prepaid, to the address of such Holder as the same shall appear on the stock register of the Company. If a Holder of redeemed shares fails to surrender any such shares to the Company or its designee within ninety days after the Date of Redemption, the Company shall mark the shares cancelled on its books and records and give notice to the Holder of such cancellation and of the Holder's right to receive the Redemption Price upon the delivery of the certificates representing such shares to the Company or its designee. The notice shall be delivered to the Holders address as last reflected on the Company's stock books. Funds held in the Sinking Fund for the redemption of Series A Shares which have not been claimed within two years from the Date of the Final Redemption together with any interest thereon, shall be paid to the Company, and the Holder of any shares who has failed to claim the Redemption Price may thereafter look only to the Company for payment thereof.

  (f) Obligations of Company Respecting Redemption. The Holders shall have no recourse against the Company and the Company shall have no obligation or liability for the payment of any Redemption Price in the case of an Optional, Mandatory or Final Redemption except to the extent that funds for such purpose have been paid to the Company pursuant to the last sentence of Subsection 5(e), to the extent that IRI fails to deposit funds into the Sinking Fund as required by Section 9, or to the extent that the Holders are damaged by a breach by the Company of the covenants set forth in Section 10. Otherwise, the sole recourse and remedy of the Holders of Class A Shares shall be against the Sinking Fund, but such recourse shall be limited to funds therein which have been allocated (or are required hereunder to be allocated) for the specific Optional or Mandatory Redemption in question. Notwithstanding anything contained in this
Section 5 or in Sections 9, 10 or 11 to the contrary, no Redemption Price shall be paid for Series A Shares and no funds shall be deposited into the Sinking Fund for such purpose, except to the extent that funds are legally available for the redemption of Series A Shares.

6. Rights on Liquidation, Dissolution, Winding Up. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the
Company, the holders of Series A Shares having claims against the Company pursuant to Subsection 5(f) shall be entitled to receive payment on its claim out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of any stock ranking on liquidation junior to Series A Shares. Holders of Series A Shares shall be entitled to no other payments of any kind or nature from the Company in connection with, or with respect to, such shares. No funds received by IRI or the Company from the Partnerships with respect to the Properties shall be paid or distributed to any shareholders other than the Holders of Series A Shares unless and until the full Redemption Price had been paid in Final Redemption of all Series A Shares. If upon voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the claims of Holders of Series A

Shares and of any stock ranking on liquidation on a parity with Series A Shares the full amounts to which they respectively shall be entitled, the holders of Series A Shares and of such parity stock shall share ratably in any distribution of assets according to the respective amounts which would be payable to them if all amounts payable to them were paid in full. Written notice of any voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company within the meaning of this Section 6 shall be given by the Company to each Holder of Series A Shares.

7. Rights on Merger or Consolidation. The merger or consolidation of the Company into or with any other entity, the merger or consolidation of any other entity into or with the Company, or the sale, transfer, mortgage, pledge or lease of all or any part of the assets of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company within the meaning of Section 6. In addition, the sale, transfer or exchange of all or substantially all of the assets of the Company in exchange for securities of another entity followed by the liquidation of the Company and the distribution of such securities to the shareholders of the Company shall not be deemed to be a liquidation, dissolution or winding up of the Company, within the meaning of Section 6, if as a result of such sale, transfer or exchange and liquidation the Holders of Series A Shares shall receive shares of the transferee entity having substantially the same rights as Series A Shares. No merger or consolidation of the Company into or with any other entity and no merger or consolidation of any other entity into or with the Company, shall be permitted unless: (x) if the Company is not be the surviving entity in such transaction, the Holders of Series A Shares receive shares of the surviving entity having substantially the same rights as Series A Shares and the surviving entity acquires all of the stock of IRI and acknowledges its obligations to the Holders, or (y) if the Company is the surviving entity in such a transaction, the transaction does not effect any amendment or repeal of any of the terms and provisions of the outstanding Series A Shares in any manner, or (z) such transaction shall, in addition to any other vote required, be authorized by the vote of the Holders of Series A Shares required by
Section 11. Written notice shall be given to each Holder of Series A Shares of any merger or consolidation of the Company into or with any other entity, any merger or consolidation of any other entity into or with the Company, or any sale, or transfer of all or any material part of the assets of the Company.

8. Conversion Rights. There are no conversion rights with respect to the Series A Shares.


9.  Sinking Fund.

  (a) A fund (the "Sinking Fund") shall be established and maintained by the Company or IRI as a trust account for the benefit of the Holders of Series A Shares. The Sinking Fund shall be maintained with a federally insured bank or trust company selected by the Company's board of directors. Funds deposited into the Sinking Fund shall not be property of the Company but shall be held in trust for the exclusive benefit of the Holders of Series A Shares. All Dividends shall be paid from the Sinking Fund and all payments in redemption of Series A Shares shall be made from the Sinking Fund.

  (b) Until all Series A Shares have been redeemed, IRI shall be required to deposit into the Sinking Fund all funds it receives from the Partnerships with respect to the Properties. In addition IRI shall be required to be reasonably diligent in the enforcement of its right to receive funds with respect to the Properties. The Company shall not be required to deposit any funds into the Sinking Fund except to the extent that IRI fails to deposit funds into the Sinking Fund as required by the preceding sentence. IRI shall take such actions as shall be necessary or appropriate to perform its obligations to deposit funds into the Sinking Fund and to enforce its right to receive funds from the Partnerships with respect to the Properties.

  (c)	If IRI fails to perform any obligation to deposit funds into the Sinking
Fund or to enforce its right to receive funds with respect to the Properties, then any Holder may bring a legal action on behalf of all Holders against IRI and the Company to require (i) the deposit into the Sinking Fund of all amounts which should have been so deposited but were not or (ii) reasonable diligence in the enforcement of IRI's right to receive funds with respect to the Properties.

  (d) The Obligation of IRI to deposit funds into the Sinking Fund shall terminate as of the Date of Redemption of the Final Redemption.

  10.  Company Obligations Respecting IRI and Series A Shares.

  (a) So long as Series A Shares remain outstanding, the Company, as sole shareholder of IRI, shall take all actions which are necessary to cause IRI to
(i) deposit into the Sinking Fund in accordance with Section 10 above, the funds IRI receives with respect to the Properties, (ii) enforce IRI's rights to receive funds from the Partnerships with respect to the Properties, (iii) guarantee the payment and performance to Holders of the Company's obligations to pay Dividends with respect to, and redeem, Series A Shares, (iv) not engage in any business or transactions of any kind except as necessary to enforce IRI's rights to receive funds from the Partnerships with respect to the Properties and to deposit such funds into the Sinking Fund in accordance with
Section 10 above,  (v) not incur any liabilities except as provided hereunder,
(vi) not have any employees, (vii) not agree to any modification or amendment to the any agreement governing any of the Partnerships that would reduce or impair its right to receive funds from the Partnerships with respect to the Properties, (viii) not issue any securities of any kind or nature other than the 1000 shares of common stock of IRI currently issued and owned by the Company.

  (b) So long as Series A Shares remain outstanding, the Company covenants and agrees that (i) it will issue no Series A Shares except as stipulated in this Designation, (ii) it will issue no securities other than Series A Shares which have any rights to funds received by IRI or the Company with respect to the Partnerships, (iii) it will not transfer, pledge or otherwise dispose of any of its shares of IRI common stock, and (iv) it will take such reasonably available actions as are necessary or appropriate to enable it to have sufficient, legally available funds for the payment of Dividends and the redemption of Series A Shares as required by this Designation.

  (c) So long as Series A Shares remain outstanding, the Company represents and warrants that (i) it is the sole shareholder of IRI (ii) it owns 1000 shares of common stock of IRI, (iii) IRI is a newly formed corporation with no liabilities, and (iv) that IRI will have no assets at any time that Series A Shares remain outstanding other than the interests in the Partnerships.

  (d) Neither the Company nor IRI shall have any obligation to use or apply,or any liability for the use or application of, any funds or distributions received pursuant to a Sub-Asset Management Agreement between IRI and Metra Management L.P ("Sub-Management Fees"), for the payment of Dividends on, or the payment of the Purchase Price for the redemption of, Series A Shares; rather all Sub-Management Fees received by IRI may be distributed by IRI to the Company and used by the Company for any purposes.

11. Voting Rights. An affirmative vote of the Holders of record of a majority of the Series A Shares shall be required for approval of the following matters:

  (i) Any amendment to this Designation which changes any rights, privileges, preferences, protections, voting rights of Holders of record of Series A Shares or which changes any obligations of the Company or IRI set forth herein, including without limitation the obligations of the Company set forth in Section 10 and the obligations of the Company and IRI to pay Dividends, to redeem Series A Shares, and to deposit funds into the Sinking Fund;

 (ii) Any use of proceeds of the Properties which is not in accordance with this Designation;

(iii) Any action which limits the ability of the Company or IRI to perform their obligations under this Designation;

 (iv) Any  sale  or  disposition (i) by  the Company of an interest in IRI, or
(ii) by IRI of any interest in any of the Partnerships, before sufficient funds have been deposited to the Sinking Fund to pay all accrued Dividends and redeem all Series A Shares.

12. Preferences and Security. Series A Shares shall have a first priority liquidation preference to the extent of accrued Dividends and the Redemption Price of all outstanding Series A Shares to (i) all funds received by IRI or the Company from the Partnerships with respect to the Properties, (ii) all shares of IRI. The Company shall take such actions to effectuate the foregoing preference for Series A Shares by such board resolutions, agreements, and other actions as are reasonable, necessary and appropriate. Series a Shares shall have no other preference.

13. Certain Provisions Concerning Redemption, Conversion and Retirement. Upon the redemption of any Series A Shares, such shares shall be deemed retired. Series A Shares shall be restored to the status of authorized but unissued Preferred Stock of the Company. Any and all Series A Shares which are not transferred to the Holders on or before April 15, 2002, shall be retired as of that date.

14.  Amendment.   The Board  of  Directors reserves  the  right  to amend this resolution subject to the provisions of Section 11.

  IN WITNESS WHEREOF, the undersigned officer of the Company has executed this certificate on behalf of the Company this 4th day of April, 2002.


                                            INNOVO GROUP INC.

                                            By: /s/ Patricia Anderson
                                                ---------------------
                                                Patricia Anderson
                                                Title: CEO
ATTEST:

/s/ Donna Drewrey
-----------------
Donna Drewery
Title:  Secretary

                                 SCHEDULE A

                 List of Partnerships and Properties Acquired

PROPERTY                               OWNER (Delaware limited partnerships)

Fountains at Waterford                 Metra Cross Pool 1, LP
Sinclair Place
Signature Place
Fairways

Apple Lane                             Metra Cross Pool 2, LP
Oak Park IV
Governor's Square
Timbers on Broadway

Westwood                               Metra Westwood, LP

Park Avenue Villas                     Metra Park Avenue Villas, LP

Wood Hollow                            Metra Wood Hollow, LP

Arbor Pointe                           Metra Arbor Pointe, LP

Brighton Court                         Metra Brighton Court, LP

Delmar Valley                          Metra Delmar Valley, LP

Enclave                                Metra Enclave, LP

Meridian                               Metra Meridian, LP

Treehouse                              Metra Treehouse-SA, LP

Harper's Ferry                         Metra Harper' Ferry, LP

Fountain Lake                          Metra Fountain Lake, LP

Willow Creek                           Metra Willow Creek, LP

Fairway View                           Metra Fairway View, LP

Quail Oaks                             Metra Quail Oaks, LP

Sunchase                               Metra Sunchase, LP

Windsor Tower                          Metra Windsor Tower, LP

Seville                                Metra Seville, LP

Oak Hill                               Metra Oak Hill, LP

Bay Anchor                             Metra Bay Anchor, LP

Grand Lagoon Cove                      Metra Grand Lagoon Cove, LP

                                 SCHEDULE C
                                RISK FACTORS

                  RISK FACTORS ASSOCIATED WITH THE COMPANY

  This offering involves a high degree of risk, including those risks described below. You should carefully consider these risk factors, together with all of the other information in this prospectus, before deciding to invest in shares of our common stock.

                 Risks Associated with Our Past Financial Results

We have a history of Losses

  We have incurred losses in each of the five fiscal years in the period ended December 1, 2001 and have incurred a loss in the current fiscal year to date of $$618,000 for the twelve months ended December 1, 2001. As of December 1, 2001, we have an accumulated deficit of approximately $33,000,000. There can be no assurances that we will generate net income or positive cash flow in the future.

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

  Our cash requirements to run our business have been and will  continue to be
significant.   Our negative  operating cash  flow and  losses from  continuing operations for fiscal 2001 were as follows:

                            Negative Cash Flow
                             from Operating            Losses from
                              Activities of             Continuing
Fiscal year ended:        Continuing Operations	        Operations

December 1, 2001	               $632,000	               $618,000


Although we have undertaken numerous measures to increase sales and operate more efficiently, the company may experience further losses and negative cash flows. We can give you no assurance that the company will in fact operate profitably in the future.

                  RISK FACTORS SPECEFIC TO THE SECURITIES
         ($100 REDEEMABLE 8% CUMULATIVE PREFERRED STOCK, SERIES A)

  The payment of Dividends and the payment of the Redemption Price established by the Declaration depends upon two critical factors:

  First, the payment of Dividends and the redemption Price depends upon the sufficiency of distributions to the Company's wholly owned subsidiary, Innovo Realty, Inc. ("IRI") from the Partnerships. The funding of Dividend payments and redemption payments will be exclusively limited to the funds distributed from the Partnerships to IRI with respect to the properties. Such funds will not include funds distributed to IRI from Metra Management, L.P. under the Sub-Asset Management Agreement between IRI and Metra Management, L.P.

  Second, the payment of Dividends and the redemption of Series A Shares could be adversely impacted by the Company's financial condition and capitalization even if distributions to IRI from the Partnerships are sufficient to fully fund Dividend and redemption payments. Dividend and redemption payments can be made with respect to Series A Shares only to the extent the Company has funds which are legally available for the payment of dividends or the redemption of shares under applicable law. Should the company become insolvent, the Company may be required to use funds that are dedicated pursuant to the terms of the Declaration exclusively to the payment of Dividends and to the redemption of Series A Shares for other purposes, including making payments to creditors.

            RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS

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

The Seasonal Nature of Our Business Makes Management More Difficult, Severely Reduces Cash Flow and Liquidity During Parts of the Year and Could Force Us to Curtail Operations

  Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters. Our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year and a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the seasonal aspects of our business will diminish in the future.

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

RISKS ASSOCIATED WITH THE COMPANY'S COMMON STOCK

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

We Have a Substantial Number of Authorized Preferred and Common Shares Available for Future Issuance that Could Cause Dilution of Stockholder Interests

  The company has a total of 40,000,000 authorized shares of common stock and 5,000,000 authorized shares of "blank check" preferred stock. We may expect to seek financing which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. The book value per share of common stock may be reduced. This reduction would occur if the exercise price of the options or warrants or the conversion ratio of the preferred stock were lower than the book value per share of common stock at the time of such exercise or conversion.

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

  Our board of directors has the power to establish the dividend rates, preferential payments on our liquidation, voting rights, redemption and conversion terms and privileges for any series of preferred stock. The sale or issuance of shares of preferred stock such as Series A Shares may result in a decrease in the value or market price of the common stock.

We Are Currently Controlled by Our Management and Other Related Parties

  Our executive officers and directors as of March 1, 2001 beneficially owned or had voting control over approximately 7,039,123 shares, or approximately 32.1% of outstanding shares of common stock, and have the right to acquire approximately 6,000,000 additional shares pursuant to outstanding options and warrants. Because of their stock ownership and/or positions with the company, these persons have been in a position to greatly influence the election of directors and thus control the affairs of the company. Additionally, the company's by-laws limit the ability of stockholders to call a meeting of the stockholders. These by-law provisions could have the effect of discouraging a takeover of the company, and therefore may adversely affect the market price and liquidity of the company's securities. The company is also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control of the company. The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of the company's securities.

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

Members of the Guez Group currently hold 6,746,637 shares and warrants or 31.3% of the Company if all the warrants were exercised. Although the Supply and Distribution Agreements were entered into on arms-length terms, management expects that the company will be dependent on the Guez Group for its domestic manufacturing and distribution for an extended period and future modifications of those agreements could be determined by the Guez Group, which has a conflict of interest as to their terms.

Our Stock Price Is Extremely Volatile and May Decrease Rapidly

  The trading price and volume of our common stock has historically been subject to wide fluctuation in response to variations in actual or anticipated operating results, announcements of new products or
technological  innovations  by  us  or  our  competitors,   and  general
conditions in our industries. In addition, stock markets generally have experienced extreme price and v olume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may significantly and negatively affect the market price of our common stock.

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

  On March 15, 2000, Nasdaq notified the company that it was not in compliance with the minimum net tangible assets requirements of $2 million. While the Company continued to fall short of the required net tangible level as of the end of May 2000, the Company was granted a temporary exception from this standard subject to Innovo meeting certain conditions. The conditions required the Company to obtain a minimum net tangible asset level of $4 million prior to August 11, 2000, which was accomplished, and a minimum net tangible asset level of $5 million on or before October 31, 2000. The company met the requirements through stock and warrant sales to the Guez Group and others, but there can be no assurance that the company will continue to meet Nasdaq listing requirements in the future if we experience substantial losses or if the common stock trades at under $1.00, which it has done recently. In the future if we experience substantial losses or the stock continues to trade below $1.00 our common stock could be delisted.

EXHIBIT 10.86

                    LIMITED PARTNERSHIP AGREEMENT
                                OF
                    _________________________, LP

  This Limited Partnership Agreement (the "Agreement") of __________, LP is entered into by the persons named on Schedule A hereto (the "Partners") as of the 5th day of April, 2002.

  The Partners hereby form a limited partnership under the Delaware Revised Uniform Limited Partnership Act, as amended from time to time (the "Act"), pursuant to this Agreement and the Certificate of Limited Partnership which is being filed by the General Partner (as defined below) with the Secretary of State of the State of Delaware in connection with the execution of this Agreement, and hereby agree as follows:

1. Name. (a) The name of the limited partnership is ______________, LP (the "Partnership"). The business of the Partnership may be conducted under any other name deemed necessary or desirable by the General Partner (as defined below) in order to comply with local law.

  (b) The parties hereto agree to form the Partnership as a limited partnership pursuant to the provisions of the Act and of this Agreement and agree that the rights and liabilities of the Partners shall be as provided in the Act except as provided herein.

2. Purpose. The nature of the business and of the purposes to be conducted and promoted by the Partnership, is to engage solely in the following activities:

  (a) To acquire certain parcels of real property, together with all improvements located thereon (each a "Property," collectively, the "Properties") commonly known by the name, and located in the City and State, identified on Schedule B attached hereto and made a part hereof.

  (b) To own, hold, sell, assign, transfer, operate, lease, mortgage, pledge and otherwise deal with the Properties.

  (c) To exercise all powers enumerated in the Act of the State of Delaware necessary or convenient to the conduct, promotion or attainment of the business or purposes otherwise set forth herein.

3. Registered Office; Registered Agent. The address of the registered office of the Partnership in the State of Delaware is c/o Corporation Service Company, 2711 Centerville Road, Wilmington, New Castle County, Delaware 19808. The name and address of the registered agent of the Partnership for service of process on the Partnership in the State of Delaware is Corporation Service Company, 2711 Centerville Road, Wilmington, Delaware 19808.

4. Principal Office. The principal office address of the Partnership shall be c/o MidAtlantic Agency, Inc., 7700 Congress Avenue, Suite 3106, Boca Raton, Florida 33487, or such other place as the General Partner may determine from time to time.

5. Partners. The general partner of the Partnership (the "General Partner") shall be _________________, LLC, a Delaware limited liability company. The limited partners shall be Metra Capital, LLC, a Delaware limited liability company (the "Metra Limited Partner," and together with the General Partner, the "Metra Partners") and INNOVO Realty, Inc., a California corporation (the "INNOVO Partner," and together with the Metra Limited Partner, the "Limited Partners"). The names and the mailing addresses of the Partners are set forth in Schedule A hereto. Each of the Partners is hereby admitted as a partner of the Partnership and agrees to be bound by the terms of this Agreement.

6. Powers of General Partner. (a) Except as otherwise provided herein, the General Partner shall have the power to do any and all acts necessary or convenient to or for the furtherance of the purposes described herein, including all powers, statutory or otherwise, possessed by general partners under the laws of the State of Delaware.

  (b) The General Partner is hereby authorized, without any further act, vote or approval of any Partner, to execute, deliver and perform on behalf of the Partnership any and all agreements, instruments, certificates and documents necessary or advisable in connection with the transactions contemplated by the Purchase and Sale Agreement and the Senior Loan Documents (as defined below), provided, however, that such authorization shall not be deemed a restriction on the power of the General Partner to enter into any other agreements, instruments, and documents on behalf of the Partnership. For purposes of this Agreement, "Senior Loan Documents" shall mean each of the (i) Loan Agreement (the "Loan Agreement") dated on or about the date hereof by and among Bank of America, N.A., a national association (together with its successors and assigns, "BOA"), as lender and the Partnership, (ii) any documents entered into by the Partnership in connection with the refinancing of the Senior Loan Documents and (iii) all other documents contemplated by the terms and provisions of the Loan Agreement.

  (c) Notwithstanding anything herein to the contrary, the General Partner is expressly prohibited from doing any of the following without obtaining the prior written consent of the INNOVO Partner, which consent will not be unreasonably withheld or delayed:

   (i) doing any act in contravention of this Agreement or the Certificate of Limited Partnership of the Partnership;

  (ii) amending or modifying the provisions of this Agreement or the Certificate of Limited Partnership of the Partnership in a manner that would materially and adversely effect the rights or preferences of the INNOVO Partner; or

 (iii) issuing any additional interest, the terms of which would adversely effect the interest of the INNOVO Partner.

  (d) Notwithstanding anything herein to the contrary, for so long as any shares of INNOVO Preferred Stock remain outstanding, the following actions shall be expressly prohibited without the prior written consent of the holders of a majority of the INNOVO Preferred Stock, which consent will not be unreasonably withheld or delayed:

   (i) the INNOVO Partner shall not assign its Interest in the Partnership, except to an Affiliate;

  (ii) the Partnership shall not issue any additional interest; or

 (iii) the Partners shall not amend or modify the provisions of this Agreement or the Certificate of Limited Partnership of the Partnership in a manner that would materially and adversely effect the rights or preferences of the INNOVO Partner.

  (e) The General Partner is expressly prohibited from entering into a transaction with an Affiliate (an "Affiliate Transaction") unless such Affiliate Transaction is on terms no less favorable to the Partnership than those that would have been obtained in a comparable transaction by the General Partner with an unrelated Person

7. Bankruptcy Actions. Notwithstanding any other provision of this Agreement to the contrary, so long as any obligations under the Senior Loan Documents shall remain outstanding (such obligations, the "Loan"), the unanimous consent of the Board of Managers of the General Partner is required for the Partnership to:

  (a) take any Bankruptcy Action (as defined below); and

  (b) except as otherwise required or permitted under the Senior Loan Documents, engage in transactions with affiliates except on an arm's-length basis and on commercially reasonable terms and on terms not less favorable to it than would be obtained in a comparable arm's-length transaction with an unrelated third party.

  For purposes hereof, "Bankruptcy Action" means any one of the following:

   (i) Taking any action that knowingly shall cause the Partnership to become insolvent;

  (ii) Commencing any case, proceeding or other action on behalf of the Partnership under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors;

 (iii) Instituting proceedings to have the Partnership adjudicated as bankrupt or insolvent;

  (iv) Consenting to the institution of bankruptcy or insolvency proceedings against the Partnership;

   (v) Filing  a  petition  or  consent  to  a  petition  seeking
reorganization,  arrangement,  adjustment,   winding-up,  dissolution,
composition, liquidation or other relief on behalf of the Partnership of its debts under any federal or state law relating to bankruptcy;

  (vi) Seeking or consenting to the appointment of a receiver, liquidator, assignee, trustee, sequestrator, custodian or similar official for the Partnership or a substantial portion of its properties; or

 (vii) Making any assignment for the benefit of the Partnership's creditors.

8. Negative Covenants. Notwithstanding any other provision of this Agreement to the contrary, so long as any mortgage lien in favor of BOA shall remain outstanding, the Partnership shall not take, and the General Partner shall not authorize the Partnership to take, any of the following actions:

  (a) engage  in  any  business or activity other than as set forth in
Section 2;

  (b) incur any indebtedness or assume or guarantee any indebtedness in excess of the amount necessary to acquire, operate and maintain the Properties;

  (c) subject to the Senior Loan Documents, issue any additional partnership interest in the Partnership or transfer of any direct or indirect ownership interest in the Partnership such that the transferee owns, in the aggregate with the ownership interests of its affiliates and family members in the Partnership more than a 49% interest in the Partnership, unless such transfer is conditioned upon the delivery of an acceptable non-consolidation opinion to the holder of the Loan and to any applicable rating agency concerning, as applicable, the Partnership, the new transferee and/or their respective owners;

  (d) enter into transactions with affiliates unless such transactions are on an arm's-length basis and on commercially reasonable terms and are on terms no less favorable than would be obtained in a comparable arm's-length transaction with an unrelated third party;


  (e) seek or consent to any dissolution, winding up, or liquidation, in whole or in part;

  (f) subject to the Senior Loan documents, seek or consent to any consolidation or merger or merge with or into any other entity or convey or transfer its properties and assets substantially as an entirety to any person or entity, unless (i) the person or entity (if other than the Partnership) formed or surviving such consolidation or merger or that acquires by conveyance or transfer the properties and assets of the Partnership substantially as an entirety (a) shall be organized and existing under the laws of the United States of America or any state or the District of Columbia, (b) shall include in its organizational documents the same limitations set forth in Section 8 and Section 9, and (c) shall expressly assume the due and punctual performance of the Partnership's obligations; and (ii) immediately after giving effect to such transaction, no default or event of default under any agreement to which it is a party shall have been committed by this entity or person and be continuing;

  (g) take any action that knowingly shall cause the Partnership to become insolvent;

  (h) admit in writing the Partnership's inability to pay debts as they become due; or

  (i) amend the Certificate of Limited Partnership and/or this Agreement in a material manner without first obtaining approval of the mortgagee holding the Loan on any portion of the Properties, or, after the securitization of the Loan, only if the Partnership receives (i) confirmation from each of the applicable rating agencies that such amendment would not result in the qualification, withdrawal or downgrade of any securities rating and (ii) approval of such amendment by the mortgagee holding the Loan.

9. Affirmative Covenants. Notwithstanding any other provision of this Agreement to the contrary, so long as the Loan shall remain outstanding, the Partnership shall:

  (a) establish and maintain an office through which its business shall be conducted separate and apart from those of its parent and any affiliate(s) or, if it shares office space with its parent or any affiliate(s), it shall allocate fairly and reasonably any overhead and expense for shared office space;

  (b) not own and will not own any asset or property other than (i) the Properties and (ii) incidental personal property necessary for the ownership or operation of the Properties;

  (c) not engage, directly or indirectly, in any business other than the ownership, management and operation of the Properties and it will conduct and operate its business as presently conducted and operated;

  (d) It shall at all times have a special purpose general partner with an Independent Manager. An "Independent Manager" shall mean a manager of the General Partner who is not at the time of initial appointment, or at any time while serving as a member of the General Partner's Board of Managers and has not been at any time during the preceding five (5) years: (i) a stockholder, director (with the exception of serving as the Independent Manager of the General Partner's Board of Managers), officer, employee, partner, attorney or counsel of the Partnership or the General Partner or any affiliate of any of them; (ii) a customer, supplier or other person who derives any of its purchases or revenues from its activities with the Partnership or the General Partner or any affiliate of any of them;
(iii) a person or other entity controlling or under common control with any such stockholder, partner, customer, supplier or other person; or (iv) a member of the immediate family of any such stockholder, director, officer, employee, partner, customer, supplier or other person. (As used herein, the term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of management, policies or activities of a person or entity, whether through ownership of voting securities, by contract or otherwise);

  (e) not incur any indebtedness, secured or unsecured, direct or indirect, absolute or contingent (including guaranteeing any obligation), other than (i) the indebtedness secured by the mortgage lien and (ii) trade payables or accrued expenses incurred in the ordinary course of the business of operating the property with trade creditors and in amounts as are normal and reasonable under the circumstances. No indebtedness other than the indebtedness secured by the mortgage lien may be secured (subordinate or pari passu) by the Properties;

  (f) not make any loans or advances to any third party, any affiliate of the Partnership or constituent party of the Partnership and shall not acquire obligations or securities of its affiliate(s);

  (g) remain solvent and will pay its debts and liabilities (including, as applicable, shared personnel and overhead expenses) from its assets as the same shall become due;

  (h) do all things necessary to observe organizational formalities and preserve its existence, and it will not amend, modify or otherwise change the Certificate of Limited Partnership and/or the provisions of this Agreement without the prior written consent of the mortgage lien holder or, after the securitization of the Loan, only if the Partnership receives (i) confirmation from each of the applicable rating agencies that such amendment would not result in the qualification, withdrawal, or downgrade of any securities rating and (ii) approval of such amendment by the mortgagee holding the Loan;

  (i) maintain all of its books, records, financial statements and bank accounts separate from those of its affiliate(s) and any constituent party and the Partnership will file its own separate tax returns. It shall maintain its books, records, resolutions and agreements as official records;

  (j) at all times hold itself out to the public as, a legal entity separate and distinct from any other entity (including any affiliate or any constituent party of the Partnership), shall correct any known misunderstanding regarding its status as a separate entity, shall conduct and operate its business in its own name, shall not identify itself or any of its affiliates as a division or part of the other and shall maintain and utilize a separate telephone number and separate stationery, invoices and checks;

  (k) maintain adequate capital for the normal obligations reasonably foreseeable in a business of its size and character and in light of its contemplated business operations.

  (l) not seek or permit the dissolution, winding up, liquidation, consolidation or merger in whole or in part, of the Partnership, or acquire by purchase or otherwise all or substantially all the business or assets of, or any stock or other evidence of beneficial ownership of any other person or entity;

  (m) not commingle the funds and other assets of the Partnership with those of any affiliate or constituent party, or any affiliate of any constituent party, or any other person;

  (n) maintain its assets in such a manner that it will not be costly or difficult to segregate, ascertain or identify its individual asset or assets, as the case may be, from those of any affiliate or constituent party, or any affiliate of any constituent party, or any other person;

  (o) not pledge its assets and does not and will not hold itself out to be responsible for the debts or obligations of any other person;

  (p) pay any liabilities out of its own funds, including salaries of any employees.

  (q) maintain a sufficient number of employees in light of its contemplated business operations;

  (r) not guarantee or become obligated for the debts of any other entity or person;

 (s) have a partner which shall be organized to be a single purpose, "bankruptcy remote" entity with organizational documents substantially similar to the organizational documents of the current general partner of the Partnership; and

  (t) not own any subsidiary, or make any investment in any Person.

  For purpose of this Section 9, the following terms shall have the following meanings:

  "Affiliate" means any person controlling or controlled by or under common control with the Partnership including, without limitation (i) any person who has a familial relationship, by blood, marriage or otherwise with any partner or employee of the Partnership, its parent, or any affiliate thereof and (ii) any person which receives compensation for administrative, legal or accounting services from the Partnership, its parent or any affiliate. For purposes of this definition, "control" when used with respect to any specified person, means the power to direct the management and policies of such person, directly or indirectly, whether through the ownership of voting securities or by contract; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

  "Person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint stock company, trust (including any beneficiary thereof), unincorporated organization, or government or any agency or political subdivision thereof.

10.  Capital  Contributions.   The  Partners  have  made or will make
contributions to the capital of the Partnership in the amounts and proportions set forth in Schedule A hereto.

11. Additional Contributions. (a) Each Partner shall make such additional capital contributions to the Partnership as the General Partner may deem necessary or advisable in connection with the business of the Partnership. If the General Partner makes a capital call and any Partner fails to make its proportionate capital contribution then, any amounts contributed by any other Partner shall be treated as a participating loan (a "Participating Loan") to the Partnership. Participating Loans shall bear interest at a rate of the greater of (i) 15% and (ii) 900 basis points in excess of 10 year US treasuries, and principal and interest thereon shall be paid prior to any distributions to the Partners.

  (b) The provisions of Section 10 and this Section 11 are intended solely to benefit the Partners of the Partnership and, to the fullest extent permitted by law, shall not be construed as conferring any benefit upon any creditor of the Partnership other than the Partners (and no such creditor of the Partnership other than the Partners shall be a third party beneficiary of this Agreement), and no Partner of the Partnership shall have a duty or obligation to any creditor of the Partnership (other than to the Partners of the Partnership) to make any contribution to the Partnership and no partner of the Partnership shall have any duty or obligation to any creditor of the Partnership (other than to the Partners of the Partnership) to issue any call for capital pursuant to this Section 11.

  (c) In the event the Partnership is liquidated within the meaning of Section 1.704-1(b)(2)(ii)(g) of the Treasury Regulations, if either Metra Partner's Capital Account has a deficit balance (after giving effect to all contributions, distributions, and allocations for all fiscal years, including the fiscal year during which such liquidation occurs), such Partner shall contribute to the Capital of the Partnership the amount (in no event to exceed with respect to either Metra Partner that Partner's pro rate share, based on Percentage Interests, of twenty million dollars) necessary to restore such deficit balance to zero in compliance with Treasury Regulations
Section 1.704-1(b)(2)(ii)(b)(3).

12. Capital Accounts. The Partnership shall maintain capital accounts ("Capital Accounts") for the Partners in compliance with Section 704 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Treasury Regulations promulgated thereunder.

  (a) Positive  Adjustments.   Each  Partner  shall  have  a  Capital
Account, which Capital Account shall be increased by:

   (1) the amount of such Partner's cash capital contributions to the Partnership and the fair market value of capital contributions of property contributed by such Partner to the Partnership (net of liabilities securing such contributed property that the Partnership is considered to assume or take subject to under Section 752 of the
Code);

   (2) the amount of profits and items of income or gain allocated to it pursuant to this Agreement, including, without limitation, Section 13; and

   (3) any additional contributions made by such Partner to the Partnership pursuant to this Agreement.

  (b) Negative Adjustments.   Each Partners' Capital Account shall be
decreased by:

   (1) the amount of losses and items of loss or deduction allocated to such Partner pursuant to this Agreement, including without limitation Section 13, and the fair market value of property, if any, distributed to such Partner by the Partnership (net of liabilities securing such distributed property that such Partner is considered to assume or take subject to under Section 752 of the Code);

   (2) all amounts distributed to such Partner pursuant to this Agreement, including, without limitation, Section 14; and

   (3) such Partner's distributive share of expenditures of the Partnership described in Section 705(a)(2)(B) of the Code (relating to expenditures which are neither deductible nor properly chargeable to capital).

  (c) Additional Adjustments. Further, each Partner's Capital Account will be increased (credited) or decreased (debited) by any such amounts or items as required by Treasury Regulations Section 1.704-1(b). Except as otherwise provided in this Agreement, whenever it is necessary to determine the Capital Account of a Partner for purposes of this Agreement, the Capital Account of such Partner shall be determined after giving effect to the allocation for the Partnership's current year to date of gross income, net income, net gains and net losses under this Agreement. Loans by a Partner to the Partnership shall not be considered capital contributions.

13.  Allocation  of  Profits  and  Losses. (a)(i).   Allocations  of
Operating Net Profits and Net Losses. Except as otherwise provided in this Section, Net Profits and Net Losses for any fiscal year or other applicable period that does not include a distribution pursuant to
Section 14(c) shall be allocated to the Partners to produce Capital Account balances equal to the amount that would be distributed to the Partners if the Partnership sold all of its assets (at book value) and distributed the net proceeds pursuant to Section 14(b). For this purpose, Capital Account balances shall be increased by any prior
allocations  of  Depreciation  to  the  Partners.   Following  such
tentative allocation, Depreciation shall be allocated 50% to the INNOVO Partner and 50% to the Metra Partners.

  (ii) Allocation of Capital Net Profits and Net Losses. Except as otherwise provided in this Section, Net Profits and Net Losses for each fiscal year or other applicable period that includes a distribution pursuant to Section 14(c) shall be allocated to produce Capital Account balances equal to the amount that would be distributed to the Partners if the Partnership sold all of its assets (at book value) and distributed the net proceeds pursuant to
Section 14(c).

  (b) Regulatory  Tax  and  Other  Allocations.   Notwithstanding the
provisions of Section 13(a) hereof, the following provisions shall control.

   (i) Gross deductions which are Partner Nonrecourse Deductions for any taxable year shall be allocated to the Partner that bears the economic risk of loss with respect to the loan to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulation section 1.704-2(i).

  (ii) If during any taxable year there is a net decrease in minimum gain (as such term is defined by Treasury Regulation sections 1.704-(b)(2) and (d) with respect to partnership minimum gain), then the Partners shall be allocated gross income for such taxable year (and, if necessary, for subsequent taxable years) in the manner provided in Treasury Regulations section 1.704-2(f) and (j). This
Section 13 (b) (ii) is intended to comply with, and shall be interpreted to be consistent with, the minimum gain chargeback requirements of Treasury Regulations section 1.704-2(b)(2).

 (iii) Except as otherwise provided in Treasury Regulations Section 1.704-2(i)(4), notwithstanding any other provision of this Section
13, if there is a net decrease in Partner Nonrecourse Debt Minimum Gain attributable to a Partner Nonrecourse Debt during any taxable year, each Partner who has a share of the Partner Nonrecourse Debt Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Treasury Regulations Section 1.704-2(i)
(5), shall be specially allocated items of Partnership income an gain for such taxable year (and , if necessary, subsequent taxable years) in an amount equal to such Partner's share of the net decrease in Partner Nonrecourse Debt Minimum Gain attributable to such Partner Nonrecourse Debt, determined in accordance with Treasury Regulations
Section 1.704-2(i)(4). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant thereto. The items so allocated shall be determined in accordance with Treasury Regulations Sections 1.704-2(i)(4) and 1.704-2(j)(2). This section 13(b)(iii) is intended to comply with the minimum gain chargeback requirement in Treasury Regulations Section 1.704-2 (i) (4) and shall be interpreted consistently therewith.

  For purposes of this Section 13(b)(iii), "Partner Nonrecourse Debt" has the meaning set forth in Treasury Regulations Section 1.704-2(b)
(4); "Partner Nonrecourse Debt Minimum Gain" means an amount, with respect to each Partner Nonrecourse Debt, equal to the partnership minimum gain (as defined in Treasury Regulations Sections 1.704-2(b)
(2) and 1.704-2(d)) that would result if such Partner Nonrecourse Debt were treated as a nonrecourse liability (as defined in Treasury Regulations Section 1.704-2(b)(3)), determined in accordance with Treasury Regulations Section 1.704-2(i)(3); and "Partner Nonrecourse Deductions" has the meaning set forth in Treasury Regulations Sections 1.704-2(i)(1) and 1.704-2(i)(2).

  (iv) Solely for purposes of allocating excess nonrecourse liabilities of the Partnership among the Partners in connection with the determination of the Partners' adjusted tax bases in their interests in the Partnership in accordance with Code Section 752 and the Treasury Regulations from time to time promulgated thereunder, the Partners agree that their respective interests in the profits of the Partnership are equal to their respective Percentage Interests, unless another amount permitted under the Code and Treasury Regulations is agreed upon by all of the Partners.

   (v) In the event a Partner unexpectedly receives any adjustments, allocations, or distributions described in Treasury Regulation section 1.704-1(b)(2)(ii)(d)(4), (5) or (6) which cause a deficit balance or increase the deficit balance in such Partner's Capital Account, items of Partnership gross income and gain shall be allocated to such Partner in an amount and manner sufficient to eliminate the deficit balance in its Capital Account as quickly as possible; provided, however, that for this purpose, a Partner's Capital Account balance shall be increased by its share of the Partnership minimum gain as of the end of the taxable year of the Company.

   (vi) If taxable gain to be allocated pursuant to Section 13(a) includes income treated as ordinary income for income tax purposes because it is attributable to the recapture of depreciation deductions, such gain allocated to the Partners shall be treat as ordinary income in proportion to their prior depreciation allocations which gave rise to such recapture.

 (vii) Any Profit or Loss allocable to an interest in the Partnership which has been transferred during any year shall be allocated among the Persons who were holders of such interest during such year pursuant to any method under the Code and Treasury Regulations agreed upon by the Partners.

(viii) Except as otherwise expressly provided herein, the respective interests of the Partners in and to all real personal property, moneys and profits of the Partnership and their respective shares of all losses, expenses, obligations and liabilities of the Partnership shall, as of the effective date of this agreement, be in the Percentage Interests of such Partners as set forth on Schedule A attached hereto and made a part hereof. If the Percentage Interests of such Partners are changed pursuant to the terms of this Agreement during any fiscal year, then the amount of all items allocable to such entire Fiscal year which are to be credited or charged to, or which are to be distributed to, the Partners for such entire fiscal year in accordance with their respective Percentage Interests shall be allocated between the portion of such fiscal year which precedes the date of such change (and, if there shall have been a prior change in such fiscal year, which commences on the date of such change, (and, if there shall be a subsequent change in such fiscal year, which precedes the date of such subsequent change), based upon an interim closing of the books of the Partnership, or such other permitted method selected by the Manager.

  (ix) Notwithstanding any provision of this Agreement to the contrary, in determining each Partner's distributive share of the taxable income or loss of the Partnership, depreciation, cost recovery allowance or gain or loss realized by the Partnership with respect to any property which has a fair market value which differs from its adjusted tax basis shall be allocated among the Partners in a manner which takes into account such difference in accordance with
Section 704(c) of the Code, and the principles thereof, in a manner determined by the General Partner.

   (x) For purposes of allocating and determining Net Profits and Net Losses pursuant to Section 13(a)(i) only, Depreciation (as defined below) shall not be taken into account and Depreciation shall be allocated as provided in th e last sentence of such subsection. In lieu of depreciation, amortization and other cost recovery deductions taken into account in computing taxable income or loss, there will be taken into account depreciation for the taxable year or other period as determined in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(g) ("Depreciation").

(c)	Definitions.

  For purposes of this Agreement, "Loss" means, for each fiscal year or other period of determination, an amount equal to the Partnership's items of taxable deduction and loss for such year or other period, determined in accordance with Section 703(a) of the Code (including all items of loss or deduction required to be stated separately under Section 703(a)(1) of the Code), with the following adjustments:

   (i) Any expenditures of the Partnership described in Section 705
(a)(2)(B) of the Code or treated as Section 705(a)(2)(B) expenditures under Treasury Regulation Section 1.704-1(b)(2)(iv)
(i) , and not otherwise taken into account in computing Loss, will be considered an item of Loss; and

  (ii) Any items of deduction and loss specially allocated pursuant to Section 13(b) of this Agreement will not be considered in determining Loss.

  For purposes of this Agreement, "Profit" means, for each fiscal year or other period of determination, an amount equal to the Partnership's taxable income and gain for such year or other period, determined in accordance with Section 703(a) of the Code (including all items of income and gain required to be stated separately under Section 703(a)(1) of the Code), with the following adjustments:

   (i) Any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profit or Loss will be added to taxable income or loss; and

  (ii) Any items of income or gain specially  allocated pursuant to
Section 13(b) of this agreement will not be considered in determining Profit.

  For purposes of this Agreement, "Net Loss" means, for any period, the excess of items of Loss over items of Profit, if applicable, for such period determined without regard to any items of Profit or Loss allocated pursuant to Section 13(b)(1)-(4), inclusive, of this Agreement.

  For purposes of this Agreement, "Net Profit" means, for any period, the excess of items of Profit over items of Loss, if applicable, for such period determined without regard to any items of Profit or Loss allocated pursuant to Section 13(b)(1)-(4), inclusive, of this Agreement.

14. Distributions. (a) The Partners shall not (i) be entitled to interest on their respective capital contributions to the Partnership, or (ii) have the right to distributions or the return of any contribution to the capital of the Partnership except (A) for distributions in accordance w ith this Section 14 or (B) upon dissolution of the Partnership. Except as required under the Act, the Partners shall not be liable for the return of any such amounts.

  (b) Distributions of Cash Flow (as defined below) shall be made not less often than quarterly and, in the discretion of the General Partner, monthly, as follows:

   (1) first, to the Metra Partners, pro rata, in an amount, when taken together with amounts distributed under Section 14(c)(1) hereof, sufficient to provide the Metra Partners with (i) a fifteen percent (15%) cumulative compounded annual rate of return on the Metra Partners Unreturned Capital (as defined below) and (ii) a cumulative annual amount of .50% of the average outstanding balance of the mortgage indebtedness secured by any of the Properties for the period in respect of which the distribution is being made;

   (2) second, on a quarterly basis, to Third Millennium Partners, LLC in an amount, when take together with amounts distributed under
Section 14 (c)(3) equals the product of (x) a fraction, the numerator of which is the aggregate purchase price of the properties purchased by the Partnership as set forth on Schedule B hereto and the denominator of which is $98,079,000, multiplied by
(y) $63,000, until such time as aggregate distributions under this Section and Section 14(c)(3) have been made in an amount equal to the product of (x) a fraction, the numerator of which is the aggregate purchase price of the properties purchased by the Partnership as set forth on Schedule B hereto and the denominator of which is $98,079,000 multiplied by (y) $252,000;

   (3) third, to the INNOVO Partner, in an amount, when taken together with amounts distributed under Section 14(c)(4) hereof, sufficient to provide the INNOVO Partner with an eight percent (8%) cumulative compounded annual rate of return on the INNOVO Partner's Unreturned Capital;

   (4) fourth, to the INNOVO Partner, in an amount, when taken together with amounts distributed under Section 14(c)(5) hereof, sufficient to return to the INNOVO Partner its Unreturned Capital until the INNOVO Partner has received an amount equal to such Unreturned Capital; and

   (5) thereafter, seventy percent (70%) pro rata to the Metra Partners and thirty percent (30%) pro rata to the INNOVO Partner (each of such percentages the "Residual Percentage" of the respective Partner).

  (c) Distributions of Capital Event Proceeds (as defined below) shall be made to the Partners within 60 days after the consummation of the respective Capital Event (as defined below), as follows:

   (1) first, to the Metra Partners, pro rata, in an amount, when taken together with amounts distributed under Section 14(b)(1) hereof, sufficient to provide the Metra Partners with (i) a fifteen percent (15%) cumulative compounded annual rate of return on the Metra Partners Unreturned Capital and (ii) a cumulative annual amount of .50% of the average outstanding balance of the mortgage indebtedness secured by any of the Properties the period in respect of which the distribution is being made;

   (2) second, to the Metra Partners, pro rata, in an amount equal to 125% of the Allocated Amount (as defined below) in respect of the property that is the subject of the Capital Event until the Metra Partners have received an amount equal to the Metra Partners Unreturned Capital;

   (3) third, on a quarterly basis, to Third Millennium Partners, LLC in an amount, when take together with amounts distributed under Section 14(b)(2) equals the product of (x) a fraction, the numerator of which is the aggregate purchase price of the properties purchased by the Partnership as set forth on Schedule B hereto and the denominator of which is $98,079,000, multiplied by
(y) $63,000, until such time as aggregate distributions under this Section and Section 14(b)(2) have been made in an amount equal to the product of (x) a fraction, the numerator of which is the aggregate purchase price of the properties purchased by the Partnership as set forth on Schedule B hereto and the denominator of which is $98,079,000 multiplied by (y) $252,000;

   (4) fourth, to the INNOVO Partner in an amount, when taken together with amounts distributed under Section 14(b)(3) hereof, sufficient to provide the INNOVO Partner with an eight percent (8%) cumulative compounded annual rate of return on the INNOVO Partner's Unreturned Capital;

   (5) fifth, to the INNOVO Partner in an amount, when taken together with amounts distributed under Section 14(b)(4) hereof, sufficient to return to the INNOVO Partner the INNOVO Partner's Unreturned Capital until the INNOVO Partner has received an amount equal to such Unreturned Capital; and

   (6) thereafter, seventy percent (70%), pro rata,  to the Metra
Partners and 30% to the INNOVO Partner.

  (d) For the purposes of this Section 14, the following terms shall have the following meanings:

  "Allocated Amount" means the allocated amount for each property as set forth on Schedule B hereto.

  "Cash Flow" means the aggregate of any and all cash and other proceeds received by the Partnership from any source, other than proceeds that are derived from a Capital Event, less the sum of (without duplication) (i) all Partnership expenditures, including, without limitation, any default or other fees associated with the financing of the Properties, (ii) amounts set aside as reasonable reserves, (iii) amounts required to be set aside or expended under the Senior Loan Documents for capital items and (iv) amounts necessary to pay principal and interest on any Participating Loan.

  "Capital Event" means any sale, exchange, or any other disposition of all or any portion of any Property owned by the Partnership and any loan or refinancing of any loan secured by such Property.

  "Capital Event Proceeds" means gross proceeds from any Capital Event, reduced by the sum of (a) all expenditures made by the Partnership that are required in connection with such sale, exchange or other disposition or loan or refinancing thereof, plus (b) loan repayments made from such proceeds, plus (c) amounts set aside as reasonable reserves therefrom, plus (d) any amounts required to fund the Partnership's capital expenditures that are required to be withheld by loan documents to which the Partnership is a party, plus (e) amounts used to repay other indebtedness of the Partnership or required to be withheld by loan documents to which the Partnership is a party.

  "Unreturned Capital" means (a) with respect to the Metra Partners, the aggregate amount of their capital contributions less any amounts distributed to them pursuant to Section 14(c)
(2) and (b) with respect to the INNOVO Partner, the aggregate amount of its capital contribution less any amounts distributed to it pursuant to Sections 14(b)(4) and 14(c)(5).

  (e) INNOVO Partner shall be obligated to distribute all amounts that it receives pursuant to this Section 14 to INNOVO Parent in order to permit INNOVO Parent to pay dividends on its Series A Preferred Stock (the "INNOVO Preferred Stock"). The Partners hereby acknowledge and agree that for so long as any shares of INNOVO Preferred Stock are outstanding, if INNOVO Partner receives a distribution hereunder and fails to make a corresponding distribution to INNOVO Parent, or if INNOVO Parent fails to make a corresponding dividend payment in accordance with the INNOVO Preferred Stock Certificate of Designation, then all amounts distributable to INNOVO Partner hereunder shall (i) for so long as any shares of INNOVO Preferred Stock are outstanding, be paid directly by the Partnership to the holders of the INNOVO Preferred Stock on behalf of INNOVO Parent, and any amounts so paid shall be deemed a distribution to INNOVO Partner in accordance with the provisions of this Section 14 and (ii) if no shares of INNOVO Preferred Stock are outstanding, all amounts otherwise distributable to INNOVO Partner shall be distributed to Metra Partners.

15. Fiscal Year; Tax Matters. (a) The fiscal year of the Partnership for accounting and tax purposes shall begin on January 1 and end on December 31 of each year, except for the short taxable years in the years of the Partnership's formation and termination and as otherwise required by the Internal Revenue Code of 1986, as amended (the "Code").

  (b) Proper and complete records and books of account of the business of the Partnership, including the schedule of Partners, shall be maintained at the Partnership's principal place of business. Each of the Partners acknowledges and agrees that the Partnership is intended to be classified and treated as a partnership for income tax purposes. The Partnership's books of account shall be maintained on a basis consistent with such treatment and on the same basis utilized in preparing the Partnership's United States federal income tax return. Each Partner and its duly authorized representatives may, for any reason reasonably related to its interest as a Partner of the Partnership, examine the Partnership's books of account and make copies and extracts therefrom at its own
expense.   The  General  Partner  shall  maintain,  at the
Partnership's expense, the  records of the Partnership for five
(5) years following the termination of the Partnership.

  (c) The General Partner shall use commercially reasonable efforts to issue to each of the Limited Partners quarterly unaudited financials of the Partnership prepared by the General Partner or its designee (including sources and uses of funds, distributions and loans), within 45 days after the end of each calendar quarter.

  (d) The General Partner shall issue to each of the Limited Partners annual audited financial statements of the Partnership prepared by the Partnership's accountants (including sources and uses of funds, distributions, tax information, changes in financial position, distributions and loans), within 75 days after the close of each Partnership fiscal year.

  (e) The General Partner shall use its best efforts to cause the Partnership's accountants to prepare and deliver to each Limited Partner by March 15th of each year an information reporting return (K-1) reflecting each Limited Partner's distributive share of all income, gain, loss, deductions, allowances or credits of the Partnership for the prior Partnership fiscal year.

  (f) The General Partner shall act as the "Tax Matters Partner" as defined in the Code and shall make such elections under the Code and other relevant tax laws as to the treatment of items of Partnership income, gain, loss, deduction and credit, and as to all other relevant matters, as the Tax Matters Partner deems necessary or appropriate.

  (g) The Partners hereby agree that the General Partner shall be authorized to take any measures necessary (or, if applicable, refrain from any action) on behalf of the Partnership and the Partners to ensure that the Partnership is treated as a partnership for federal income tax purposes.

16. Assignments and Transfers of Interests. Any purported transaction in violation of this provision shall be void ab initio. Subject to the provisions of Section 6(d) hereof, the Limited Partners shall not assign their interests in the Partnership without the prior written consent of the General Partner, except to an Affiliate of each respective Limited Partner. The General Partner may assign all or any portion of its interest in the Partnership to its Affiliates in accordance with the provisions of this Agreement. With respect to any assignment contemplated by this Section 16, any assignee shall agree to be bound by the provisions of this Agreement as an additional Limited Partner or General Partner, as the case may be. Notwithstanding any other provision of this Agreement to the contrary, so long as the Loan is outstanding, no Partner may transfer, assign or pledge any direct or indirect ownership interest in the Partnership except as otherwise permitted herein and in accordance with the terms and conditions of the Senior Loan Documents. The parties hereto acknowledge that certain side letter, a form of which is attached hereto as Schedule C and made a part hereof.

17. Admission of Additional Partners. Subject to the provisions of Sections 6 and 8 hereof, one (1) or more additional Partners may be admitted to the Partnership with the consent of the General Partner, provided that the Senior Loan Documents permit the admission of additional Partners.

18. Indemnification. (a). The General Partner shall not be liable to the Partnership or to any of its Limited Partners for any loss or damage occasioned by any acts or omissions in the performance of its services under this Agreement, unless such loss or damage is due to the gross negligence, recklessness or willful misconduct of the General Partner, or as otherwise required by law.

  (b) The General Partner (which shall include for this purpose each partner, director, officer, employee or agent of, or any person who controls, the General Partner, and their executors, heirs, assigns, successors or other legal representatives) shall be indemnified to he fullest extent permitted by law by the Partnership (but not the Partners individually) against any cost, expense (including attorneys' fees), judgment or liability reasonably incurred by or imposed upon it in connection with any action, suit or proceeding (including any proceeding before any administrative or legislative body or agency) to which it may be made a party or otherwise be involved or with which it shall be threatened by reason of being or having been a General Partner; provided, however, that the General Partner shall ot be so indemnified to the extent such cost, expense, judgment or liability shall have been finally determined in a decision on the merits in any such action, suit or proceeding to have been incurred or suffered by the General Partner by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of the General Partner's office. The right to indemnification granted by this Section 18(b) shall be in addition to any rights to which the General Partner may otherwise be entitled and shall inure to the benefit of the successors or assigns of the General Partner. The Partnership shall pay the expenses incurred by the General Partner in defending a civil or criminal action, suit or proceeding in advance of the final disposition of such action, suit or proceeding, upon receipt of an undertaking by the General Partner to repay such payment if there shall be an adjudication or determination that it is not entitled to indemnification as provided herein. The General Partner may not satisfy any right of indemnity or reimbursement granted in this Section 18(b) or to which it may be otherwise entitled except out of the assets of the Partnership, and no Partner shall be personally liable with respect to any such claim for indemnity or reimbursement. The General Partner may, at the Partnership's expense, obtain appropriate insurance on behalf of the Partnership to secure the Partnership's obligations hereunder.

  (c) Notwithstanding the foregoing, any indemnification of the General Partner shall be fully subordinated to any obligations respecting the Properties or any portion thereof (including, without limitation, the Loan) and such indemnification shall not constitute a claim against the Partnership in the event that cash flow necessary to pay holders of such obligations is insufficient to pay such obligations.

  19. Dissolution of Partnership. (a) Except as provided below, the Partnership shall be dissolved upon any date on which the General Partner shall elect to dissolve the Partnership, and otherwise in accordance with Section 17-801 of the Act.

  (b) Subject to applicable law, dissolution of the Partnership shall not occur so long as the Partnership remains owner of the Properties subject to the Loan.

  (c) Upon dissolution of the Partnership, the General Partner shall promptly liquidate the business and administrative affairs of the Partnership, except that if the General Partner is unable to perform this function, a liquidator elected by Limited Partners whose partnership percentages represent more than fifty percent (50%) of the aggregate partnership percentages of all Limited Partners shall liquidate the business and administrative affairs of the Partnership. The Partnership's net profit and net loss during the fiscal period which includes the period of liquidation shall be allocated pursuant to Section 13. The proceeds from liquidation shall be distributed in the following manner:

   (i) the debts, liabilities and obligations of the Partnership, other than debts to Partners, and the expenses of liquidation (including legal and accounting expenses incurred in connection therewith), up to and including the date that distribution of the Partnership's assets to the Partners has been completed, shall first be paid;

  (ii) such debts as are owing to the Partners shall next be paid; and

 (iii) any balance shall be distributed to the Partners pursuant to Section 14(c), as adjusted pursuant to Section 12 to reflect allocations for the fiscal period ending on the date of the distributions under this Section 19(b)(iii).

20. Amendments. Notwithstanding any other provision of this Agreement to the contrary, so long as the Loan is outstanding, the Partners are prohibited from amending the provisions specified in Sections 2, 6, 7, 8, 9, 16, 17, 19, 20 and 21 herein without the prior written consent of BOA, or, after the securitization of the Loan, only if the Partnership receives (i) confirmation from each of the applicable rating agencies that such amendment would not result in the qualification, withdrawal or downgrade of any securities rating with respect to the securities issued under the securitization and (ii) approval of such amendment by BOA or its assigns. The provisions of Section 6(d) hereof shall not be amended without the prior written consent of the holders of a majority of the INNOVO Preferred Stock.

21. Acknowledgement. The General Partner acknowledges and agrees that its limited liability company agreement (such limited liability company agreement as amended and modified from time to time, the "GP LLC Agreement") contains certain restrictions that affect the General Partner's right to take certain actions with respect to the Partnership which are set forth in Section 7(c) of the GP LLC Agreement. The Limited Partners acknowledge and agree that the GP LLC Agreement contains certain restrictions that affect the Limited Partners' right to take certain actions with respect to the Partnership. Except with respect to Sections 2, 6, 7, 8, 9, 16, 17, 19, 20 and 21 hereof, then notwithstanding anything contained in this Agreement to the contrary, to the extent there is any inconsistency between the terms of this Agreement and Section 7(c) of the GP LLC Agreement, Section 7(c) of the GP LLC Agreement shall govern and control.

22. Governing Law. This Agreement shall be governed by, and construed under, the laws of the State of Delaware, all rights and remedies being governed by said laws. The Partners intend the provisions of the Act to be controlling as to any matters not set forth in this Agreement.

23. Arbitration. Any dispute or disagreement between the parties arising out of or in relation to this Agreement shall be settled by arbitration conducted in New York, New York under the then current rules for commercial arbitration of the American Arbitration Association, and any judgment upon the award may be entered in any court having jurisdiction thereof. The arbitration shall be conducted by three (3) arbitrators with expertise in conducting business operations for companies that invest in real estate or real estate related assets selected by the American Arbitration Association. The arbitrators must have at least ten (10) years' experience in the operation, management and financing of companies that invest in real estate or real estate related assets. The arbitrator's fees and all other costs and expenses, including, without limitation, attorneys' fees and expenses, witness' fees and expenses, and any other out-of-pocket expenses incurred by the respective parties in connection with the arbitration shall be borne by the non-revailing party as determined by the panel.

  IN WITNESS WHEREOF, the undersigned, intending to be legally bound hereby, have duly executed this Limited
Partnership Agreement as of the day first above written.

                              General Partner:
                              _______________________GP, LLC

                              By: ____________________, LLC,
                                  its sole member

                                  By:  ____________________
                                       Name:
                                       Title:



                              Limited Partners:

                              METRA CAPITAL, LLC

                              By: _________________________
                                  Name:
                                  Title:


                              INNOVO REALTY, INC.

                              By: ________________________
                                  Name:
                                  Title:

                           SCHEDULE A

Name and Address	        Initial Capital 	Percentage
of Partners               Contribution ($)      Interest (%)

                         General Partner

_____________, LLC            $1.00                 1%


                         Limited Partners

Metra Capital, LLC            $69.00                69%

INNOVO Realty, Inc.           $30.00                30%

                             SCHEDULE B


Property  Purchase   Allocated Loan   Allocated Amount -
          Price          Amount        Investor Funds

                             SCHEDULE C

EXHIBIT 10.87

                   SUB-ASSET MANAGEMENT AGREEMENT

  THIS SUB-ASSET MANAGEMENT AGREEMENT (the "Agreement") is made and entered into as of the __ day of April, 2002, by and between METRA MANAGEMENT, L.P., a Delaware limited partnership, having an office at c/o MidAtlantic Agency,Inc., 7700 Congress Avenue, Suite 3106, Boca Raton, Florida 33487 (the "Owner's Agent"), and INNOVO REALTY, INC., a Delaware corporation, having an office at ___________________ (the "Sub-Asset Manager").

                              W I T N E S S E T H:

  WHEREAS, __________________, a Delaware limited partnership (the "Partnership") is the owner of the real property more particularly described on Exhibit "A" annexed hereto and made a part hereof;

  WHEREAS, the Land contains certain improvements which include, but are not limited to, that certain multi-family residential complex known as __________ located in ___________ (the "Building");

  WHEREAS, the Land, the Building and any parking facilities or other structures located on the Land are sometimes collectively referred to herein as the "Property";

  WHEREAS, the Owner's Agent has entered into an Asset Management Agreement as of the date hereof with the Partnership (the "Asset Management Agreement");

  WHEREAS, Owner's Agent, from time to time, may retain third party managers to provide certain services relations to the Partnership and Property;

  WHEREAS, the Owner's Agent desires to appoint, and Sub-Asset Manager desires to accept the appointment of, Sub-Asset Manager to supervise the overall management and operation of the Property and to advise the Owner's Agent in connection therewith; and

  WHEREAS, this Agreement is entered into for the purpose of setting forth the terms upon which Sub-Asset Manager will provide services to the Owner's Agent.

  NOW THEREFORE, in consideration of the mutual covenants herein contained, and for Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the parties hereto do covenant and agree as follows:

                                    ARTICLE 1

                          SUB-ASSET MANAGEMENT SERVICES

Advise and Recommend. The Sub-Asset Manager shall provide the Owner's Agent with advice and recommendations on all aspects of the operation of the Property, including, without limitation, guidance on all legal disputes, claims and related matters.

                                   ARTICLE 2

                              FIXED COMPENSATION

  Sub-Asset Management Fees. A fixed sub-asset management fee shall be payable to the Sub-Asset Manager, quarterly, in an amount equal to one percent (1%) of the gross annual revenues from the Properties and an incentive management fee shall be payable in addition thereto in an amount of one percent (1%) of the gross annual revenues from the Properties in accordance with Exhibit "B" attached hereto, less administrative, filing and similar costs incurred by the Owner's Agent associated with (i) maintenance of the Partnerships, (ii) all fees for third party professional services relating to the review of accounting records of the Partnership or Property, (iii) all fees arising out of studies conducted by third party professional services regarding property disposition opportunities, and (iv) travel costs related to the inspection of the Property.

                                   ARTICLE 3

                 LIMITATION OF LIABILITY OF SUB-ASSET MANAGER

  3.1 Except to the extent provided in this Agreement, the Sub-Asset Manager shall not be liable for any debt, claim, demand, judgment, decree, liability or obligation of any kind, against or with respect to the Partnership, arising out of any action taken or omitted for or on behalf of the Partnership and the Partnership shall be solely liable therefor and resort shall be had solely to the respective Partnership's assets for the payment or performance thereof.

  3.2 The Sub-Asset Manager shall not be liable to the Partnership and/or Owner's Agent for errors in judgment, but nothing contained in this Agreement shall limit Sub-Asset Manager's liability for acts in bad faith, gross negligence, willful misconduct, or reckless disregard of duty. The Sub-Asset Manager shall be entitled to rely on the advice of counsel for the Partnership and/or Owner's Agent with respect to any actions undertaken by it or proposed to be undertaken by it under the terms of this Agreement, and shall not be liable for any action undertaken or omitted-in good faith upon the advice of counsel.

                                  ARTICLE 4

                                    TERM

  4.1 This Agreement shall commence effective as of April __, 2002 and shall end on April __, 2003 (the "Term") or sooner upon the termination of the Asset Management Agreement. Thereafter, the Term will automatically renew for one (1) year terms, unless on or before sixty
(60) days prior to the date of the expiration of the initial term or renewal term of this Agreement, the Sub-Asset Manager shall notify the Owner's Agent in writing of its intention to terminate this Agreement, in which case, this Agreement shall be terminated at the end of the then current term.

                                 ARTICLE 5

                               ASSIGNABILITY
  5.1 The Sub-Asset Manager shall not have the right to assign this Agreement and all of its rights, title and interest hereunder.

                                 ARTICLE 6

                                MISCELLANEOUS

The following provisions shall apply to this Agreement:

  31. Governing Law. This Agreement shall be governed, with respect to each Property, by the laws of the State of New York.

  32. Notices. All notices required under this Agreement shall be in writing and shall be deemed to have been duly given if they are either delivered personally, transmitted via telecopy transmission followed by telephone confirmation of receipt, or mailed by express mail delivery service to the party's address as set forth on page 1 of this Agreement or as subsequently changed by the giving of notice under this Subparagraph.

  33. Entire Agreement. This Agreement is intended as, and shall be, the complete and exclusive statement of the terms of the agreement between the parties and it may not be amended or modified except by a written amendment executed by all of the parties.

  34. Construction. Whenever required by the context hereof, the singular shall include the plural and vice versa; the masculine gender shall include the feminine and neuter genders and vice versa; and the word "person" shall include a corporation, company, or other form of association it;

  35. Severability. If any provision of this Agreement is ultimately determined to be invalid or unenforceable, the remaining terms and provisions shall not be affected by that determination. Each remaining term and provision of this Agreement shall be valid and shall be enforced to the fullest extent permitted by law. If the construction of any remaining term or provision is unclear as a result of this severance provision, then that term or provision shall be construed in a manner most likely to carry out the original intention of the parties.

  36. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration administered by the American Arbitration Association in accordance with its Commercial or other Arbitration Rules, and judgment on the award rendered by the arbitrator(s) may be entered in any court having hereinunder.

  Within 15 days after the commencement of arbitration, each party shall select one person to act as arbitrator and the two selected shall select a third arbitrator within 10 days of their appointment. If the arbitrators selected by the parties are unable or fail to agree upon the third arbitrator, the third arbitrator shall be selected by the American Arbitration Association.

  37. Fees and Expenses. In the event either party brings suit to enforce this Agreement or for damages on account of the breach of any covenant contained herein, the prevailing party shall be entitled to recover from the other, reasonable attorneys' and paralegals' fees and costs incurred as determined by a court of competent jurisdiction.

   (h) Counterparts. To facilitate execution, this Agreement may be executed in counterparts. All counterparts shall collectively constitute a single agreement.

                             [Balance of page intentionally left blank]

  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives effective as of the day and year first above written.

OWNER'S AGENT:

                 METRA MANAGEMENT, L.P., a Delaware limited partnership

                 By: Metra Management GP Corp., its
                     general partner

	           By: ____________________________
                     Name:
                     Title:



SUB-ASSET MANAGER:
              Innovo Realty, Inc., a Delaware corporation




                 By: ____________________________
                     Name:
                     Title:

                                  EXHIBIT A
                              Legal Description

                                  EXHIBIT B
                            Achievement Conditions

EXHIBIT 10.88

                                April 5, 2002

Each of the Entities listed on
Schedule A hereto


Re:  Distribution  of  Cash  Flow  and  Capital  Event  Proceeds

Gentlemen:

  Reference is made to those certain 22 limited partnership agreements (collectively the "Partnership Agreements" and each a "Partnership Agreement") entered into in connection with the formation of the 22 limited partnerships set forth on Schedule B hereto (collectively the "Partnerships" and each a "Partnership"). All defined terms used and not defined herein shall have the meaning ascribed to them in each Partnership Agreement.

  The undersigned, INNOVO Realty, Inc., a California corporation ("INNOVO"), in its capacity as a limited partner of each Partnership, hereby acknowledge and agrees that notwithstanding any provision in any of the Partnership Agreements to the contrary, no distributions shall be made by the Partnerships to INNOVO, in accordance with the provisions of Section 14(b)(3)of each respective Partnership Agreement until such time as the Metra Partners have received distributions in an aggregate amount equal to the aggregate amount that the Metra Partners would be entitled to receive as distributions in accordance with the provisions of Section 14(b)(1) and Section 14(b)(2) of each respective Partnership Agreement.

  INNOVO further acknowledges and agrees that notwithstanding any provision in any of the Partnership Agreements to the contrary, no distributions shall be made by the Partnerships to INNOVO, in accordance with the provisions of
Section 14(c)(4) of each respective Partnership Agreement until such time as the Metra Partners have received distributions in an aggregate amount equal to the aggregate amount that the Metra Partners would be entitled to receive as distributions in accordance with the provisions of Section 14(c)(1), Section 14(c)(2) and Section 14(c)(3)of each respective Partnership Agreement.

  INNOVO further acknowledges and agrees that notwithstanding any provision in any of the Partnership Agreements to the contrary, no distributions shall be made by the Partnerships to INNOVO, in accordance with the provisions of
Section 14(b)(3) or Section 14(c)(4) of each respective Partnership Agreement, if the general partner of the respective partnership determines in its sole discretion and in good faith, that any of such amounts need to be contributed to another Partnership(s) as an additional contribution because the property underlying said partnership(s) is potentially at risk (e.g., requires capital for operating expenses or to meet debt service payments). Any amounts so contributed shall not be deemed a Participating Loan, and as such shall not accrue interest as provided for in Section 11(a) of the Partnership Agreements.

  INNOVO further acknowledges and agrees that notwithstanding any provision in any of the Partnership Agreements to the contrary, to the extent that the Partnership(s) pay security deposit amounts to vacating tenants and the Partnership is not reimbursed for such amounts by new tenants, amounts otherwise distributable equal to the amount of such unreturned security deposit will be retained by the Partnership as reserves and not distributed to INNOVO pursuant to the provisions of Section 14(b)(3) or Section 14(c)(4) of each respective Partnership Agreement.

  Once the provisions of this Letter Agreement have been complied with in their entirety, this Letter Agreement shall be of no further force and effect and all distributions shall thereafter be distributed in accordance with all of the provisions of Section 14 of each Partnership Agreement.

                                         [Signature page follows]

  IN WITNESS WHEREOF, the parties hereto have executed this Letter Agreement as of the day and year first written above.


                                                INNOVO REALTY, INC.

                                                By: /s/ Samuel J. Furrow, Jr.
                                                   --------------------------
								Name:  Samuel J. Furrow, Jr.
								Title: President

Accepted and Acknowledged
As of April 4, 2002

INNOVO GROUP INC.

By: /s/ Samuel J. Furrow, Jr.
    ---------------------------
Name:  Samuel J. Furrow, Jr.
Title: President

INCOME OPPORTUNITY REALTY INVESTORS, INC.

By: /s/ A. Cal Rossi
   ----------------------------
Name:  A. Cal Rossi
Title: Vice President

TRANSCONTINENTAL REALTY INVESTORS, INC.

By: /s/ A. Cal Rossi
   ----------------------------
Name:  A. Cal Rossi
Title: Vice President

AMERICAN REALTY INVESTORS, INC.

By: /s/ A. Cal Rossi
   ----------------------------
Name:  A. Cal Rossi
Title: Vice President

METRA CAPITAL, LLC
(on behalf of itself and in its capacity as the sole member of each of the entities listed on Schedule A hereto)

By: /s/ Simon Mizrachi
   ---------------------------
Name:  Simon Mizrachi
Title: Authorized Person

                                  SCHEDULE A


Metra Capital, LLC

Metra Cross Pool 1 GP, LLC

Metra Cross Pool 2 GP, LLC

Metra Westwood GP, LLC

Metra Park Avenue Villas GP, LLC

Metra Wood Hollow GP, LLC

Metra Arbor Pointe GP, LLC

Metra Brighton Court GP, LLC

Metra Delmar Valley GP, LLC

Metra Enclave GP, LLC

Metra Meridian GP, LLC

Metra Treehouse-SA GP, LLC

Metra Harper's Ferry GP, LLC

Metra Fountain Lake GP, LLC

Metra Willow Creek GP, LLC

Metra Fairway View GP, LLC

Metra Quail Oaks GP, LLC

Metra Sunchase GP, LLC

Metra Windsor Tower GP, LLC

Metra Seville GP, LLC

Metra Oak Hill GP, LLC

Metra Bay Anchor GP, LLC

Metra Grand Lagoon Cove GP, LLC

                                 SCHEDULE B

Metra Cross Pool 1, LP

Metra Cross Pool 2, LP

Metra Westwood, LP

Metra Park Avenue Villas, LP

Metra Wood Hollow, LP

Metra Arbor Pointe, LP

Metra Brighton Court, LP

Metra Delmar Valley, LP

Metra Enclave, LP

Metra Meridian, LP

Metra Treehouse-SA, LP

Metra Harper's Ferry, LP

Metra Fountain Lake, LP

Metra Willow Creek, LP

Metra Fairway View, LP

Metra Quail Oaks, LP

Metra Sunchase, LP

Metra Windsor Tower, LP

Metra Seville, LP

Metra Oak Hill, LP

Metra Bay Anchor, LP

Metra Grand Lagoon Cove, LP

EXHIBIT 10.89

                              April 5, 2002

Income Opportunity Realty Investors, Inc.
Transcontinental Realty Investors, Inc.
American Realty Investors, Inc.
c/o Basic Capital Management, Inc.
One Hickory Centre
1800 Valley View Lane, Suite 300
Dallas, Texas 75234


            Re:  Distribution of Capital Event Proceeds

Gentlemen:

  Reference is made to those certain 22 limited partnership agreements (collectively the "Partnership Agreements" and each a "Partnership Agreement") entered into in connection with the formation of the 22 limited partnerships set forth on Schedule A hereto (collectively the "Partnerships" and each a "Partnership"). All defined terms used and not defined herein shall have the meaning ascribed to them in each Partnership Agreement.

  Each of the undersigned, Metra Capital, LLC, a California limited liability company, in its capacity as the sole member of the general partner of each Partnership and a limited partner of each Partnership, and INNOVO Realty, Inc., a California corporation ("INNOVO"), in its capacity as a limited partner of each Partnership, hereby agree that upon the distribution by a Partnership of Capital Event Proceeds, no distributions shall be made pursuant to Section 14(c)(6) of the respective Partnership Agreement until all of the shares of $100 Redeemable 8% Cumulative Preferred Stock, Series A (the "Preferred Stock") held by Income Opportunity Realty Investor, Inc.,
Transcontinental Realty Investors, Inc. and American Realty Investors, Inc. (collectively the "Holders") shall have been redeemed by INNOVO Group Inc. ("Group").

  Until all of the shares of Preferred Stock held by the Holders have been redeemed by Group all amounts that would otherwise be distributed under
Section 14(c)(6) of the respective Partnership Agreement shall be applied to the redemption of the Preferred Stock held by the Holders, regardless of whether the Preferred Stock allocable to any particular Partnership has already been completely redeemed. Any amounts so applied shall reduce the Unreturned Capital of INNOVO with respect to the Partnership that the Preferred Stock being redeemed relates, as if such amounts were received by INNOVO as a distribution pursuant to Section 14(c)(5).

  In addition, notwithstanding any provisions in the Partnership Agreements to the contrary, no distributions shall be made by the Partnerships to INNOVO, in accordance with Section 14(c)(5) until such time as INNOVO has received distributions in an aggregate amount equal to the aggregate amount that INNOVO would be entitled to receive as distributions in accordance with the provisions of Section 14(c)(4) of each respective Partnership Agreement.

  Once the provisions of this Letter Agreement have been complied with in their entirety, this Letter Agreement shall be of no further force and effect and Capital Event Proceeds shall thereafter be distributed in accordance with all of the provisions of Section 14(c) of each Partnership Agreement.

                                                      [Signature page follows]

  IN WITNESS WHEREOF, the parties hereto have executed this Letter Agreement as of the day and year first written above.


                                          METRA CAPITAL, LLC


                                          By: /s/ Simon Mizrachi
                                             --------------------------
                                             Name:  Simon Mizrachi
                                             Title: Authorized Person


                                          INNOVO REALTY, INC.

                                          By: /s/ Samuel J. Furrow, Jr.
                                             --------------------------
                                             Name:  Samuel J. Furrow, Jr.
                                             Title: President


Accepted and Acknowledged
As of April 4, 2002

INCOME OPPORTUNITY REALTY INVESTORS, INC.

By: /s/ A. Cal Rossi
   ---------------------------
   Name:  A. Cal Rossi
   Title: Vice President


TRANSCONTINENTAL REALTY INVESTORS, INC.

By: /s/ A. Cal Rossi
   ---------------------------
   Name:  A. Cal Rossi
   Title: Vice President

AMERICAN REALTY INVESTORS, INC.

By: /s/ A. Cal Rossi
   ----------------------------
   Name:  A. Cal Rossi
   Title: Vice President

                               SCHEDULE A


Metra Cross Pool 1, LP

Metra Cross Pool 2, LP

Metra Westwood, LP

Metra Park Avenue Villas, LP

Metra Wood Hollow, LP

Metra Arbor Pointe, LP

Metra Brighton Court, LP

Metra Delmar Valley, LP

Metra Enclave, LP

Metra Meridian, LP

Metra Treehouse-SA, LP

Metra Harper's Ferry, LP

Metra Fountain Lake, LP

Metra Willow Creek, LP

Metra Fairway View, LP

Metra Quail Oaks, LP

Metra Sunchase, LP

Metra Windsor Tower, LP

Metra Seville, LP

Metra Oak Hill, LP

Metra Bay Anchor, LP

Metra Grand Lagoon Cove, LP

EXHIBIT 10.90

                              LETTER AGREEMENT

April 5, 2002

MidAtlantic Agency, Inc.
7700 Congress Avenue, Suite 3106
Boca Raton, Florida 33487
Attn:  Joseph Mizrachi



                  Re: Reimbursement of Legal Fees

Sir:

  Reference is made to those certain 22 limited partnership agreements (collectively the "Partnership Agreements" and each a "Partnership Agreement") entered into in connection with the formation of the 22 limited partnerships set forth on Schedule A hereto (collectively the "Partnerships" and each a "Partnership"). Reference is also made t o that certain Certificate of Resolution of Designation, Preferences and Other Rights relating to $100
Redeemable 8% Cumulative Preferred Stock, Series A of INNOVO Group Inc. ("Group"), par value $.10 per share (the "Preferred Stock") as filed with the
Delaware  Secretary  of  State  on  April 4, 2002  (the "Certificate").   All
defined terms used and not defined herein shall have the meaning ascribed to them in each Partnership Agreement.

  Each of the undersigned, INNOVO Realty, Inc.("INNOVO"), in its capacity as a limited partner of each of the Partnerships, Group, in its capacity as the sole shareholder of INNOVO, Income Opportunity Realty Investors, Inc. ("IORI"), Transcontinental Realty Investors ("TRI") and American Realty Investors, Inc. ("ARI"), each of IORI, TRI and ARI in its capacity as a holder of shares of Preferred Stock, hereby agrees to reimburse MidAtlantic Agency, Inc. for legal fees incurred in connection with the transactions contemplated by the Partnership Agreements in an aggregate amount of $456,000, in the manner set forth below.

  The parties hereby  acknowledge and agree that the purpose of Section 14(b)
(2) and Section 14(c)(3) in each Partnership Agreement is to provide Third Millennium Partners, LLC, prior to amounts otherwise distributable by the Partnerships to INNOVO, in accordance with the provisions of Section 14(b)(3) or Section 14(c) (4) of each respective Partnership Agreement, with an aggregate of $456,000 (the "Reimbursement Amount"). The Reimbursement Amount shall be paid, subject to the provisions of that certain side letter dated even date herewith re: Distribution of Cash flow and Capital Event Proceeds, pro rata by each Partnership in an aggregate amount not to exceed $114,000 each quarter.

                                                     [Signature page follows]

  IN WITNESS WHEREOF, the parties hereto have executed this Letter Agreement as of the day and year first written above.


                                          INNOVO REALTY, INC.

                                          By:/s/ Samuel J. Furrow, Jr.
                                             -------------------------
                                             Name:  Samuel J. Furrow, Jr.
                                             Title: President

                                          INNOVO GROUP INC.

                                          By:/s/ Samuel J. Furrow, Jr.
                                             -------------------------
                                             Name:  Samuel J. Furrow, Jr.
                                             Title: President

                                          INCOME OPPORTUNITY REALTY
                                          INVESTORS, INC.

                                          By:/s/ A. Cal Rossi
                                             -------------------------
                                             Name:  A. Cal Rossi
                                             Title: Vice President

                                          TRANSCONTINENTAL REALTY
                                          INVESTORS, INC.

                                          By:/s/ A. Cal Rossi
                                          ----------------------------
                                          Name:  A. Cal Rossi
                                          Title: Vice President

                                          AMERICAN REALTY INVESTORS,
                                          INC.

                                          By:/s/ A. Cal Rossi
                                          ---------------------------
                                          Name:  A. Cal Rossi
                                          Title: Vice President
Accepted and Acknowledged
As of April 4, 2002

THIRD MILLENNIUM PARTNERS, LLC

By: GM 1 Partners, Inc.
    Its managing member

By:/s/ Simon Mizrachi
   ------------------
   Name:  Simon Mizrachi
   Title: Authorized Person

                               SCHEDULE A

Metra Cross Pool 1, LP

Metra Cross Pool 2, LP

Metra Westwood, LP

Metra Park Avenue Villas, LP

Metra Wood Hollow, LP

Metra Arbor Pointe, LP

Metra Brighton Court, LP

Metra Delmar Valley, LP

Metra Enclave, LP

Metra Meridian, LP

Metra Treehouse-SA, LP

Metra Harper's Ferry, LP

Metra Fountain Lake, LP

Metra Willow Creek, LP

Metra Fairway View, LP

Metra Quail Oaks, LP

Metra Sunchase, LP

Metra Windsor Tower, LP

Metra Seville, LP

Metra Oak Hill, LP

Metra Bay Anchor, LP

Metra Grand Lagoon Cove, LP