Form 10-Q
period 2002-08-31
INNOVO GROUP INC
filed 2002-10-15
CIK 844143

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2002
                   Commission file number: 0-18926

                             INNOVO GROUP INC.
          (Exact name of registrant as specified in its charter)

          Delaware                                     11-2928178
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

     5900 S. Eastern Ave., Suite 104 Commerce, CA             90040
       (Address of principal executive offices)	            (Zip code)

    Registrant's telephone number, including area code: (323) 725-5516

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

  As of October 14, 2002, there were 14,901,264 shares of the issuer's only class of common stock outstanding.

                                 INNOVO GROUP INC.

                           Quarterly Report on Form 10-Q


                                                                          Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Balance Sheets as of August 31, 2002
         (unaudited) and December 1, 2001                                 3

         Consolidated Condensed Statements of Operations for the three and nine months ended August 31, 2002 and September 1, 2001,
         (unaudited)                                                      4

         Consolidated Condensed Statements of Cash Flows for the nine months ended August 31, 2002 and September 1, 2001,
         (unaudited)                                                      5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                      6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             10

Item 4. Controls and Procedures                                           15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  16

Signature                                                                 17

Certifications                                                            18

                       PART 1 - FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                      INNOVO GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                        (000's except for share data)

                                                       8/31/02       12/01/01
                                                       -------       --------
                                                     (unaudited)     (audited)

     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $      --    $     292
  Accounts receivable, and due from factor net of
   allowance for uncollectible accounts of $178(2002)
   and $164(2001)                                          3,448        1,466
  Inventories                                              4,391        2,410
  Prepaid expenses & other current assets                    449          180
                                                        --------     --------
    TOTAL CURRENT ASSETS                                   8,288        4,348
                                                        --------     --------
PROPERTY, PLAN and EQUIPMENT, net                          1,308          973

INTANGIBLE ASSETS, net                                     4,800        4,926
                                                        --------     --------
TOTAL ASSETS                                            $ 14,396     $ 10,247
                                                        --------     --------
                                                        --------     --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Due to realted parties                                $  3,703     $    806
  Due to factor                                              216           --
  Current maturities of long-term debt                       735          845
  Accounts payable and accrued expenses                    1,856          697
                                                        --------     --------
  TOTAL CURRENT LIABILITIES                                6,510        2,348

LONG-TERM DEBT, less current maturities                    2,831        3,380
                                                        --------     --------
TOTAL CURRENT LIABILITIES                                  9,341        5,728
                                                        --------     --------

  8% Redeemable preferred stock, $0.10 par value
   195,295 shares(2002)                                       --           --

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par - shares
   Authorized 40,000,000
   Issued and outstanding 14,901,264(2002) and
   14,921,264(2001)                                        1,491        1,491
  Additional paid-in capital                              40,334       40,277
  Accumulated deficit                                    (33,547)     (34,079)
  Promissory note-officer                                   (703)        (703)
  Treasury stock                                          (2,511)      (2,467)
  Accumulated other comprehensive loss                        (9)          --
                                                        --------     --------
TOTAL STOCKHOLDERS' EQUITY                                 5,055        4,519
                                                        --------     --------
 TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $ 14,396     $ 10,247
                                                        --------     --------
                                                        --------     --------

                        INNOVO GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (000's except per share data)
                                    (unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                 08/31/02       09/01/01      08/31/02         09/01/01
                                                 --------       --------      --------         --------
NET SALES                                        $ 10,148       $  2,625      $ 20,219         $  5,747
COST OF GOODS SOLD                                  6,791          1,674        13,604            3,551
                                                 --------       --------      --------         --------
  Gross profit                                      3,357            951         6,615            2,196

OPERATING EXPENSES
  Selling, general and administrative               2,299            947         5,519            2,142
  Depreciation and amortization                        50             16           142               38
                                                 --------       --------      --------         --------
                                                    2,349            963         5,661            2,180

INCOME (LOSS) FROM OPERATIONS                       1,008            (12)          954               16

INTEREST EXPENSE                                     (164)           (25)         (382)            (161)
OTHER INCOME (EXPENSE), net                            88             21           107               70
                                                 --------       --------      --------         --------

INCOME(LOSS) BEFORE INCOME TAXES                      932            (16)          679              (75)

INCOME TAXES                                          112             --           148               --
                                                 --------       --------      --------         --------
NET INCOME (LOSS)                                $    820       $    (16)     $    531         $    (75)
                                                 --------       --------      --------         --------
                                                 --------       --------      --------         --------

NET INCOME (LOSS) PER SHARE:
  Basic                                              0.06          (0.00)         0.04            (0.01)
  Diluted                                            0.05          (0.00)         0.03            (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                            14,854         14,283        14,858           14,126
  Diluted                                          15,630         14,283        15,274           14,126


 See accompanying notes to unaudtied consolidated condensed financial statements

                      INNOVO GROUP INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (000's except per share data)
                                (unaudited)

                                                                 Nine Months Ended
                                                              08/31/02       09/01/01
                                                              --------       --------
CASH FLOWS PROVIDED BY OPERATING                              $    582       $   (686)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Held For Sale Assets                          --          1,081
Capital Expenditures                                              (387)           (22)
                                                              --------       --------
Cash Used in Investing Activities                                 (387)         1,059

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury Stock Acquisitions                                        (44)            (3)
Borrowings from CIT                                                216             --
Repayments of Long-Term Debt                                      (659)        (1,139)
Other                                                               --            (34)
                                                              --------       --------
Cash Used in Financing Activities                                 (487)        (1,176)

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (292)          (803)

CASH AND CASH EQUIVALENTS, at beginning of period                  292          1,179
                                                              --------       --------
CASH AND CASH EQUIVALENTS, at end of period                   $     --       $    376
                                                              --------       --------
                                                              --------       --------

      See accompanying notes to consolidated condensed financial statements

                          INNOVO GROUP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002.

  The balance sheet at December 1, 2001 has been derived from the audited financial statements at that date but does not include all Of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  For further information, refer to the consolidated financial statements and footnotes thereto included in the Innovo Group Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 1, 2001.

NOTE 2 - INVENTORY

  A summary of our inventory follows:

  Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.

                                          August 31,       December 1,
                                             2002              2001
                                          ----------       -----------
                                            (000's)          (000's)

  Finished goods                          $   4,522        $    2,535
  Less allowance for obsolescence and
   slow moving inventory                       (131)             (125)
                                          ---------        ----------
                                          $   4,391        $    2,410
                                          ---------        ----------
                                          ---------        ----------

NOTE 3 - LONG-TERM DEBT

  A summary of our long-term debt follows

  Long-term debt consisted of the following:

                                           August 31,        December 1,
                                              2002               2001
                                           ----------        -----------
                                            (000's)            (000's)

  First mortgage loan                      $      576        $       625
  Promissory note to Azteca
   (related party)                                831              1,000
  Promissory note to Azteca
   (related party)                              2,159              2,600
                                           ----------        -----------

  Total long-term debt                          3,566              4,225

  Less:  Current portion                         (735)              (845)
                                           ----------        -----------
                                           $    2,831        $     3,380
                                           ----------        -----------
                                           ----------        -----------


NOTE 4 - SHORT-TERM DEBT

  On August 20, 2002, CIT Commercial Services extended the Company, through its wholly-owned subsidiaries, Joe's Jeans, Inc. and Innovo, Inc, a line of credit secured by the inventory of these subsidiaries. The inventory security agreement provides that each subsidiary may borrow up to an amount equal to 50% of such subsidiary's eligible inventory with a maximum borrowing cap of $400,000 for each subsidiary. The credit lines carry a per annum interest rate equal to the greater of 6.50% or 0.75% over the prime rate.

NOTE 5 - INVESTMENTS

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

  The Company issued 195,295 shares of cumulative, non-convertible preferred stock with an 8% coupon ("Preferred Shares"), valued at $100 per share for transactional purposes, to IRI which in turn contributed the Preferred Shares to the limited partnerships. Subsequently, the limited partnerships transferred the Preferred Shares to the sellers as part of the purchase price for the Properties. The value of the Preferred Shares represented approximately 20% of the $98,079,000 purchase price paid to the sellers for the Properties by the limited partnerships. The remaining purchase price was funded through third party investors and third party financing which included the principals of Commerce Investment Group and Joseph Mizrahi, both affiliated parties of the Company. None of the Company's Board Members or executives participated in the transaction.

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

  The Company has not given accounting recognition to the value of its investment in the real estate partnerships, as the Company is obligated to pay the 8% coupon and redeem $19.5 million of Preferred Shares from the cash flow from the partnerships, prior to the Company being able to recover the underlying value of its investment. Additionally, the Company has determined that the Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of the Company's control. No value has been ascribed to the value of the Preferred Shares as the Company is obligated to pay the 8% coupon or redeem the shares only if the Company receives cash flow from the partnerships adequate to make the payments. The Company has included the quarterly management fee in other income using the accrual basis of accounting.


NOTE 6 - ACQUISITIONS

  On August 24, 2001, Innovo Group Inc. through a newly formed wholly-owned subsidiary Innovo Azteca Apparel Inc. ("IAA") completed the first phase of a two phase acquisition ("Knit Acquisition") of Azteca Production International, Inc.'s ("Azteca") knit apparel division ("Knit Division"). Azteca is an affiliate of Commerce Investment Group, a significant shareholder of the Company's common stock. Pursuant to the terms of the first phase closing, the Company purchased the Knit Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division ("Phase I Assets"). As consideration for the Phase I Assets, the Company issued 700,000 shares of the Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and two promissory notes for $1.0 million and $2.6 million, respectively to Azteca.

  The second phase of the Acquisition required the Company to purchase Knit Division's inventory prior to November 30, 2001, for cash consideration not to exceed $3 million. The acquisition of the inventory was subject to the Company obtaining adequate financing. The Company did not complete the second phase of the Knit Acquisition.

  The Knit Acquisition was accounted for under the purchase method of accounting for business combinations pursuant to FAS 141. Accordingly, the accompanying consolidated financial statements include the results of operations and other information for the Knit Division for the period commencing August 24, 2001.

  In the event that the sales of the Knit Division do not reach $10.0 million during the 18 month period following the closing of the transaction, any remaining unpaid principal balance of the $1.0 million promissory note shall be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Knit Division during the 18 month period.

  The purchase price of $4,521,000, including acquisition costs of $36,000, have been allocated to the non-compete agreement ($250,000) and the remainder to goodwill ($4,271,000). The non-compete agreement is being amortized over two years, based upon the term of the agreement. The total amount of the goodwill is expected to be deductible for income tax purposes.

  The following table shows the Company's unaudited pro forma consolidated results of operations for the three and nine month periods ended September 1, 2001, respectively assuming the Knit Acquisition had occurred at the beginning of the year (in thousands):

                                        Unaudited Pro Forma
                               Three Months           Nine Months Ended
                          Ended September 1, 2001     September 1, 2001
                          -----------------------     -----------------

Net Sales                       $   3,895               $  12,960

Net (loss) income               $    (183)              $      99

Net (loss) income per share:
Basic and diluted               $   (0.01)              $    0.01



  The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of the companies been combined during the two fiscal periods.

NOTE 7.    EARNINGS PER SHARE

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                                       Three Months Ended           Nine Months Ended
                                                   8/31/2002        9/1/2001     8/31/2002      9/1/2001
                                                   ---------        --------     ---------     --------
Basic EPS Computation
Numerator                                             820,000        (16,000)      531,000      (75,000)
Denominator:
Weighted average common
shares outstanding                                 14,854,000     14,283,000    14,858,000   14,126,000
                                                   ----------     ----------    ----------   ----------
Total Shares                                       14,854,000     14,283,000    14,858,000   14,126,000
                                                   ----------     ----------    ----------   ----------
Basic EPS                                                0.06          (0.00)         0.04        (0.01)
                                                   ----------     ----------    ----------   ----------
                                                   ----------     ----------    ----------   ----------

Diluted EPS Computation:
Numerator                                             820,000        (16,000)      531,000      (75,000)
Denominator:
Weighted average common
shares outstanding                                 14,854,000     14,283,000    14,858,000   14,126,000
 Incremental shares from
assumed exercise of options
and warrants                                          776,000             --       416,000           --
                                                   ----------     ----------    ----------   ----------
Total shares                                       15,630,000     14,283,000    15,274,000   14,126,000
                                                   ----------     -----------   ----------   ----------
Diluted EPS                                              0.05           (0.00)        0.03        (0.01)
                                                   ----------     -----------   ----------   ----------
                                                   ----------     -----------   ----------   ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

Forward-Looking Statements

  When used in this Quarterly Report on Form 10-Q, the words "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe" and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of the Company's product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including its Annual Report on Form 10-K for the year ended December 1, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

  The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income as a percentage of sales:


                                                       Three Months          Nine Months Ended
                                                     08/31/02  09/01/01     08/31/02   09/01/01
                                                     --------  --------     --------   --------
NET SALES                                              100.0%    100.0%       100.0%     100.0%
COST OF GOODS SOLD                                      66.9%     63.8%        67.3%      61.8%
                                                     --------  --------     --------   --------
      Gross profit                                      33.1%     36.2%        32.7%      38.2%

OPERTING EXPENSES
  Selling, general and admisitrative                    22.6%     36.1%        27.4%      37.3%
  Deprecitation and amortization                         0.5%      0.6%         0.7%       0.7%
                                                     --------  --------     --------   --------
                                                        23.1%     36.7%        28.1%      37.9%

INCOME (LOSS) FROM OPERATIONS                            9.9%     (0.5%)        4.6%       0.3%

INTEREST EXPENSE                                        (1.6%)    (1.0%)       (1.9%)     (2.8%)
OTHER INCOME (EXPENSE), net                              0.9%      0.8%         0.5%       1.2%
                                                     --------  --------     --------   --------

INCOME (LOSS) BEFORE INCOME TAXES                        9.2%     (0.6%)        3.2%       (1.3%)

INCOME TAXES                                             1.1%      0.0%         0.7%        0.0%
                                                     --------  --------     --------   ---------
NET INCOME (LOSS)                                        8.1%     (0.6%)        2.5%       (1.3%)
                                                     --------  --------     --------   ---------
                                                     --------  --------     --------   ---------


Comparison of the Three Months Ended August 31, 2002 to the Three Months Ended
                          September 1, 2001

  Net Sales for the quarter ended August 31, 2002 increased 287% from $2,625,000 in 2001 to $10,148,000 in 2002. The increase is attributable to continued increase in revenues from the Company's three main operating subsidiaries, Innovo, Inc. ("Innovo"), Joe's Jeans, Inc. ("Joe's") and Innovo Azteca Apparel, Inc. ("IAA"). Innovo's increase is a result of the Company's ability to continue to expand its customer base for its branded product lines, a continued increase in demand for its craft products and Innovo's success with its growing private label business. This resulted in Innovo experiencing a 136% increase in revenues for the period compared to the same period in 2001. Demand for Joe's products continued to be strong during the period with growing demand for Joe's products in the international market resulting in a 552% increase compared to the prior period. IAA, which was created in the third quarter of 2001 to market general apparel products, continued to expand its business through growth with existing and new customers with sales for the quarter ended August 31, 2002 of $2,743,000.

  For the third quarter of fiscal 2002, the Company's gross margin percentage decreased 3.2 percentage points from 36.3% in 2001 to 33.1% in 2002. The decrease in gross margin is a result of an increase in incoming freight expense as more of the Company's products are purchased from overseas suppliers coupled with the fact the Company's revenues for the 2002 period include those of IAA which, as a result of the private label products distributed by IAA, traditionally has a lower gross margin than the Company's other divisions.

  Selling, general and administrative expenses increased $1,352,000 or 143% for the same period as a result of the financial requirements to support the Company's continued growth and development. The Company's growth has resulted in the Company increasing its expenditures in such categories including, but not limited to, royalties, freight, travel, wages, product development costs, professional and legal fees, commissions and distribution costs. The Company also has expanded its international operations and corresponding SG&A expenses and currently has operations in Hong Kong and Tokyo through subsidiaries of Innovo and Joe's, Innovo Hong Kong, Ltd. and Joe's Jeans Japan, Inc. respectively. The increase in SG&A expense also reflects the cost associated with the operations of the Company's parent publicly traded company Innovo Group Inc.

  Depreciation and amortization expenses increased $34,000 to $50,000 in the 2002 three month period compared to the same period in the prior year primarily as a result of the deprecation associated with assets purchased pursuant to the Knit Acquisition in August 2001 and the depreciation of the Company's former manufacturing facility in Springfield, TN which in the comparative period was held as an asset for sale.

  Interest expense for the three months ended August 31, 2002 increased to $164,000 from $25,000 in the comparative prior period. The increase is associated with the two promissory notes entered into for the acquisition of the knit division from Azteca in August 2001 and an increase in the interest expense associated with increased funding from the Company's factor to support additional working capital needs resulting from the Company's increased revenues.

  Other income for the three months ended August 31, 2002 increased to $88,000 in 2002 from $21,000 in the comparative prio r period. The increase is attributable to management fee income generated from the Company's investment in April 2002 in the Limited Partnerships. Other income was negatively effected during the period from a decrease in rents from the Company's Springfield, TN facility as a result of necessary renovations on the property during the period.

Comparison of the Nine Months  Ended August 31, 2002 to the  Nine Months Ended
                          September 1, 2001

  For the first nine months of 2002, net sales increased 251% to $20,219,000 from $5,747,000 in the same period of 2001. The increase is a result of a substantial increase in the Company's Innovo accessory division and Joe's specialty apparel division, coupled with the impact of the Company's general apparel division IAA which was formed in the third quarter of 2001 and thus not included in the 2001 third quarter results.

  The Company's gross profit margin, for the nine months ended August 31, 2002, decreased to 32.7% from 38.2% in the comparative period of 2001. The decrease is attributable to an increase in freight expense incurred to meet the growing demand for the Company's products purchased from overseas suppliers and an increase in distribution expenses as a result of the packaging requirements of the product mix sold which also accounted for a material portion of the increase in revenues for the period. Furthermore, the gross margin decrease reflects the fact that the Company's IAA subsidiary revenues are currently a product of sales to private label customers which traditionally have a lower gross margin associated with them.

  Selling, general and administrative costs increased to $5,519,000 from $2,142,000, or 159%, as a result including, but not limited to, increased marketing and product development expense, increased commissions and royalties associated with the increased revenue, an increase in payroll expense necessary to support the Company's growth domestically and internationally, sales shows and professional and legal fees.

  Depreciation and amortization expense increased to $142,000 from $38,000 for the nine month period in 2002 compared to the same period of 2001. The increase is largely a result of the amortization expense associated with the Knit Acquisition and the formation of IAA.

  Interest expense for the period increased to $382,000 from $161,000 for the similar period in 2001 primarily as a result of the [two] promissory notes associated with the Knit Acquistion which resulted in the creation of IAA. Additionally, the Company's interest expense increased as a result of an increase in the number of receivables factored during the period and the interest expenses derived from the asset based line of credit put in place during the third quarter of 2002 to meet the Company's increasing cash flow needs.

  Other income increased to $107,000 during the fist nine months of 2002 compared to an income of $70,000 during the same period in 2001. The increase is attributable to management income generated from the Company's investment in April 2002 in real estate partnerships. Other income, comparatively, was negatively effected during the period from a decrease in rents from the Company's Springfield, TN facility as a result of necessary renovations on the property during the period.

Liquidity and Capital Resources

  Innovo Group is a holding company and its principal assets are the common stock of its operating subsidiaries. As a result, to satisfy its obligations the Innovo Group is dependent on cash obtained from its operating subsidiaries, either as loans, repayments of loans made by a subsidiary to the Innovo Group, or distributions, or on the proceeds from the issuance of debt or equity securities by the Company. The subsidiaries primary sources of liquidity are cash flows from operations, including credit fro m vendors, factored receivables, borrowings from the factorer, under the asset based line of credit and certain related parties.

  Cash flows from operating activities provided cash of $582,000 for the nine months ended August 31, 2002. The positive cash flow is a result of a net income of $531,000 as well as an increase in cash flow generated from a greater amount of receivables factored, borrowing against the Company's inventory based line of credit and amounts borrowed from certain related parties.

  For the third quarter of fiscal 2002, the Company relied primarily on trade credit with vendors and related parties and cash on hand to fund operations. The Company's principal credit facility for working capital has historically been its accounts receivable factoring arrangements.

  The Company sells a significant portion of its accounts receivable to a commercial factor so that the factor assumes the credit risk for these accounts and effects the collection of the receivables. The Company's subsidiaries' Joe's, Innovo, and IAA have factoring agreements with CIT Group, Inc. ("CIT"). According to the terms of the factoring agreements, these subsidiaries have the option to factor their accounts receivables with CIT on a non-recourse basis.

  The agreements call for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the prime rate plus 0.25% on funds borrowed against the factored receivables. Each of these subsidiaries has the right to borrow up to 85% of the face amount of each account sold to CIT. During the third quarter of 2002, the Company continued to increase the number of invoices it presented for factoring due to the need to fund the continued growth experienced during the period and the projected growth anticipated in future periods.

  On August 20, 2002, each of Innovo and Joe's amended its financing agreement with CIT whereas the Company now has an asset based line of credit secured by the subsidiaries inventory. The current terms of the agreement allows each subsidiary to borrow an amount equal to 50% of the value of the subsidiary's eligible inventory up to $400,000 for each subsidiary at a per annum rate equal to the greater of 6.5% or 0.75% over the prime rate.

  As of August 31, 2002, the Company was in compliance with financial and other covenants included in the Company's borrowing agreements and promissory notes. These obligations arise from the Company's promissory note securing the Company's financial obligation for the Company's Springfield, TN property and promissory notes issued pursuant to the Knit Acquisition. The balances of the notes related to the Knit Acquisition and the Springfield, TN property were $2,990,000 and $576,000, respectively.

  As of August 31, 2002, the Company had Related Party borrowings of $3,703,000, which were comprised of $3,633,000 to Commerce Investment Group
(CIG) and $70,000 to JD Design. The CIG borrowings were used primarily to fund inventory purchases and to accrue for amounts owed for distribution services and operations.

  The Company's operating leases include the Company's Innovo accessory showroom in New York City and the Company's offices and storage space located in Knoxville, TN. On May 1, 2002 the Company signed a 5 year lease agreement, with a rental rate of $5,307, for the Company's showroom in New York. The Company's triple net office lease in Knoxville, which was entered into on October 3, 2000 has a 10-year term and a rate of $3,500 per month with a six month cancellation provision. Additionally, the Company rents storage space in Knoxville for $420 per month, on a month-to-month basis. The Company's Chairman is the principal of the Company's from which the Company rents office and storage facilities in Knoxville. The Company's Joe's Jeans Japan subsidiary has entered into a lease for office and showroom space in Tokyo. The terms of the lease call for a monthly rental rate of approximately $1,800 with the Company having the right to terminate the lease with three months notice.

Following  is  a  summary of  the  Company's  contractual  obligations as of
                         August 31, 2002:



                                                  Less than 1
Contractual Obligations                   Total      year          1-3 years     4-5 years     After 5 years
-----------------------                   -----     ------         ---------     ---------     -------------
Long-term Debt                        $3,566,427   $ 186,344       $2,454,098     $ 844,228    $   81,757

License Royalty Guarantees            $1,125,000   $  43,667       $  381,333     $ 700,000    $       --

Operating Leases                      $  610,550   $  21,791       $  349,141     $ 120,618    $  119,000
                                      ----------   ---------       ----------     ---------    ----------
Total Contractual Cash Obligations    $5,301,977   $ 251,802       $3,184,572     $1,664,846   $  200,757
                                      ----------   ---------       ----------     ----------   ----------
                                      ----------   ---------       ----------     ----------   ----------



  Pursuant to the acquisition of the Limited Partnerships completed on April 5, 2002, the Company issued 195,295 shares of cumulative, non-convertible, redeemable preferred stock with a transactional value of $100 per share with an 8% coupon. The Preferred Shares 8% coupon is funded entirely and solely through partnership distributions from cash flows generated by the operation and sale of the Properties. In the event the cash flows from the Properties are insufficient to cover the 8% coupon, the Company will have no obligation to cover any shortcomings.

  The Company is required to redeem the preferred shares from partnership distributions. The Company is to receive partnership distributions that are in excess of current and accrued 8% coupon dividends and the excess partnership distributions will be used by the Company to redeem the Preferred Shares.


  The Company believes that its current cash on hand and cash received pursuant to factored receivables under the factoring and asset based line of credit arrangements with CIT should provide sufficient working capital to fund operations and required debt reductions during fiscal 2002. However, due to the seasonality of the Company's business and negative cash flow during the first three months of the year, the Company may be required to obtain additional capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.

Licenses

  In the third quarter of 2002, the Company's IAA subsidiary entered into an exclusive world wide licensing agreement with Bravado International Group and LBW Entertainment, Inc. for the license of the "Lil Bow Wow" trademark for the use with the production and distribution of apparel and coordinating accessory products for boys and girls. The licensing rights are for a period of 42 months from the signing date of August 30, 2002. The Company is required to pay a $75,000 royalty guarantee to be credited against future sales. Additionally, the licensing agreement can be canceled by either party in the event gross sales for the products bearing the Lil Bow Wow logo do not exceed $500,000 during the first and second 12 month periods of the agreement.

  On August 6, 2002, the Company's IAA subsidiary entered into a five year licensing agreement with Mattel, Inc. for the licensing rights to the Hot Wheels brand for apparel and accessory products in the junior and contemporary markets for both men and women in Canada, United States of America and Puerto Rico. According to the terms of the agreement, the Company is required to pay royalty guarantees totaling $1,050,000 during the term of the agreement, however, the Company may terminate the agreement if the Company does not reach the minimum guarantees during any given year and the Company pays that years royalty shortfall and the following years minimum guarantee. Furthermore, the minimum guarantees for any one period and country may be credited towards the shortfall, if any, and only up to the shortfall amount of the minimum guarantees due in any subsequent period during the term of the agreement.

Stock Purchase Agreement

  Pursuant to the 1997 Stock Purchase Right Award awarded to her in February 1997, Ms. Anderson purchased 250,000 shares of the Company's common stock (the "1997 Award Shares") with payment made by the execution of a non-recourse, non-interest bearing note (the "Note") to the Company for the exercise price of $2.8125 per share ($703,125 in the aggregate). The Note which was due on April 30, 2002, was collateralized by the 1997 Award Shares. Additional terms of the Note allowed Ms. Anderson to pay or prepay (without penalty) all or any part of the Note by (i) the payment of cash, or (ii) the delivery to the Company of other shares of common stock (other than the 1997 Award Shares) that Ms. Anderson has owned for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the common stock on the date of delivery. Ms. Anderson did not repay the Note on April 30, 2002. On July 18, 2002, the Company granted Ms. Anderson a three year extension on the note with the original terms remaining the same.

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

  The  Company  evaluates  its  long-lived  assets  for  impairment  based  on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment must be conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to the company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. We adopted Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

  The Company believes that its other long-lived assets are currently being carried on the Company's books at their fair value. However, as a result of the recent decrease in rental revenue from the Company's Springfield facility the Company will be monitoring the fair value of the facility in accordance with SFAS No. 144.

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

ITEM 4.  CONTROLS AND PROCEDURES

  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and acting chief financial office (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's management, including the chief executive officer and acting chief financial officer, concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

                      PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibit is filed herewith.

Exhibit No.	    Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

  On July 26, 2002, the Company filed a Current Report on Form 8-K reporting the election of Samuel Joseph Furrow, Jr. as the Company's Chief Executive Officer and the relocation of the Company's headquarters to Los Angeles, CA.

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVO GROUP INC.


Dated: October 15, 2002	                By: /s/ Samuel Joseph Furrow, Jr.
       ----------------                    ------------------------------
                                           Samuel Joseph Furrow, Jr.,
                                           Chief Executive Officer and
                                           acting Chief Financial Officer
                                           (Principal Accounting Officer)

CERTIFICATION BY SAMUEL JOSEPH FURROW, JR. AS CHIEF EXECUTIVE OFFICER

I, Samuel Joseph Furrow, Jr. certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Innovo Group Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented  in  this  quarterly   report   our   conclusions  about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002              /s/ Samuel Joseph Furrow, Jr.
      ----------------              -----------------------------
                                    Samuel Joseph Furrow, Jr.
                                    Chief Executive Officer

CERTIFICATION BY SAMUEL JOSEPH FURROW, JR. AS ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

I, Samuel Joseph Furrow, Jr. certify that:

1.  I have reviewed this quarterly  report  on  Form 10-Q of Innovo Group
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made,in light of the circumstances under which such statements were made,not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented  in  this  quarterly  report   our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002              /s/ Samuel Joseph Furrow, Jr.
      ----------------              -----------------------------
                                    Samuel Joseph Furrow, Jr.
                                    Acting Chief Financial Officer
                                    (Principal Accounting Officer)

Exhibit Index

Exhibit No.	         Description

99.1                 Certification Pursuant to 18 U.S.C. Section 1350,
                     as  adopted   pursuant  to  Section 906   of  the
                     Sarbanes-Oxley Act of 2002.

99.2                 Certification Pursuant to 18 U.S.C. Section 1350,
                     as  adopted  pursuant  to   Section  906  of  the
                     Sarbanes-Oxley Act of 2002.






Exhibit No. 99.1

    Certification of Chief Executive Officer of Innovo Group Inc.

  This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 1, 2002 of Innovo Group Inc. (the "Issuer").

I, Samuel Joseph Furrow, Jr., the Chief Executive Officer of Issuer certify that to the best of my knowledge:

(i) the Form 10-Q fully complies with the  requirements  of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  October 15, 2002
        ----------------               /s/ Samuel Joseph Furrow, Jr.
                                       -----------------------------
                                       Name: Samuel Joseph Furrow, Jr.


Subscribed and sworn to before me
this 15th day of October, 2002.



/s/ Donna Kay Drewrey
---------------------
Name:	  Donna Kay Drewrey
Title: Notary Public

My commission expires:  January 7, 2003

Exhibit No. 99.2

Certification of Acting Chief Financial Officer of Innovo Group Inc.

  This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended September 1, 2002 of Innovo Group Inc. (the "Issuer").

I, Samuel Joseph Furrow, Jr., the acting Chief Financial Officer of Issuer certify that to the best of my knowledge:

(i) the Form 10-Q fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

(ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Dated:  October 15, 2002               /s/ Samuel Joseph Furrow, Jr.
        ----------------               -----------------------------
                                       Name: Samuel Joseph Furrow, Jr.


Subscribed and sworn to before me
this 15th day of October, 2002.


/s/ Donna Kay Drewrey
---------------------
Name: Donna Kay Drewrey
Title: Notary Public

My commission expires:  January 7, 2003