Form 10-K
period 2002-11-30
INNOVO GROUP INC
filed 2003-03-17
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-18926

For the fiscal year ended November 30, 2002

INNOVO GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5900 S. Eastern Ave., Suite 104, Commerce, California	90040
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (323) 725-5516

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.10 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

  Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.)
Yes [ ]  No [ X]

The aggregate value of voting and non-voting common equity held by non-affiliates of the registrant as of March 14, 2003 was $16,234,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on the NASDAQ Stock Market, Inc. as of May 31, 2002, the last business day of the registrant’s most recently completed second quarter, was $11,596,000 million.

As of March 14, 2003 14,901,264 shares of common stock were outstanding.

Documents incorporated by reference:  The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant’s 2003 annual meeting of stockholders.

INNOVO GROUP INC.

FORM 10-K

TABLE OF CONTENTS

PART I                                                                                                                                                                              Page

Item 1.	Business	3
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management	43
Item 13.	Certain Relationships and Related Transactions	43
Item 14.	Controls and Procedures	43

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43
Signatures		48
Certifications		48

FORWARD-LOOKING STATEMENTS.  Statements contained in this Annual Report on Form 10-K and in future filings with the Securities and Exchange Commission (the “SEC”), in our press releases or in our other public or shareholder communications that are not purely historical facts are forward-looking statements.  Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, “believe”, “anticipate”, ”expect”, “estimate”, “intend”, “plan”, “project”, “will be”, “will continue”, “will likely result”, and any variations of such words with similar meanings.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings “Business,” “Risk Factors” and “Managements Discussion and Analysis of Financial Condition and Results of Operations” set forth below.  Innovo Group Inc. (“IGI”) and its subsidiaries (collectively, the “Company”) operate in a very competitive and rapidly changing environment.  New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

IGI’s Internet address is www.innovogroup.com, and the Company maintains a website at that address.  The Company makes available on or through its Internet website, without charge, its annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and since December 18, 2001 those reports have been made available on our website on the day such material was electronically filed with the Securities and Exchange Commission or if not reasonably practical on that day, on the first business day following electronic filing with the SEC.  In addition, any materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.  BUSINESS

Narrative Description of Business

The Company’s principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets.  We sell our products to over 1,000 different retail and private label customers and to distributors around the world.  Retail customers purchase finish goods directly from the Company and then sell the product through their retail stores to the consumer marketplace.  Private label customers outsource the production and sourcing of their private label products to the Company and then sell through their own distribution channels.  Distributors purchase finished goods directly from the Company and then distribute to retailers in the international marketplace.  Additionally, the Company owns, operates and invests in real estate ventures throughout the United States.

The Company operates its consumer products business through three wholly-owned, operating subsidiaries, Innovo, Inc. (“Innovo”), Joe’s Jeans, Inc. (“Joe’s), and Innovo Azteca Apparel, Inc. (“IAA”) with Innovo and Joe’s having two wholly-owned operating subsidiaries, Innovo Hong Kong Limited (“IHK”) and Joe’s Jeans Japan, Inc. (“JJJ”), respectively.  All of the Company’s products are manufactured by independent contractors located in Los Angeles, Mexico and the Far East, including, Hong Kong, China, Korea, Vietnam and India.  The products are then distributed out of Los Angeles or directly from the factory to the customer.

In April 2002, the Company entered into the real estate investment business by purchasing limited partnership interests in 22 limited partnerships that subsequently acquired limited partnerships in 28 apartment buildings consisting of approximately 4,000 apartment units. The Company also owns its former headquarters located in Springfield, TN, which it currently leases to third parties.  The Company operates its real estate business through two wholly-owned operating subsidiaries:  Leasall Management, Inc. ("LMI”) and Innovo Realty Inc. (“IRI”).

The Company’s headquarters and principal executive offices are located at 5900 S. Eastern Ave., Suite 104, Commerce, CA 90040 and its telephone number at this location is (323) 725-5516.  The Company also has operational offices and/or showrooms in Los Angeles, New York, Knoxville, Mexico, Tokyo and Hong Kong and third party showrooms in New York, Los Angeles and Paris.

Operating Segments

The Company’s operations are comprised of two reportable segments: apparel and accessory, with the operations of the Company’s Joe’s and IAA subsidiaries representing the apparel segment and Innovo conducting business in the accessory segment.  Segment revenues are generated from the sale of consumer products by Joe’s, IAA and Innovo.  The Company’s corporate activities are represented by the operations of IGI, the parent company, and its real estate operations are conducted through the Company’s LMI and IRI subsidiaries.  The Company’s real estate operations do not currently require a substantial allocation of the Company’s resources and is not a significant part of management’s daily operational functions, and thus, the Company’s real estate operations are not currently defined as a distinct operating segment but are classified as “other” along with the Company’s other corporate activities.

General Development of Business

Innovo, a Texas corporation, was formed in April 1987 to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets.  In 1990, Innovo merged into Elorac Corporation, a "blank check" company, which was renamed Innovo Group, Inc., a Delaware corporation.  As used in this Annual Report on Form 10-K, the terms “we”, “us”, “IGI”, “our”, and the “Company” refer to Innovo Group Inc. and its subsidiaries and affiliates, unless the context indicates otherwise.

In 1991, the Company acquired the business of NASCO, Inc. ("NASCO"), a Tennessee corporation, a manufacturer, importer and distributor of sports-licensed sports bags, backpacks, and other sporting goods, located in Springfield, Tennessee.  NASCO, subsequently renamed Spirco, Inc. (“Spirco”), was also engaged in the marketing of fundraising programs to school and youth organizations.  The fundraising programs involved the sale of magazines, gift wraps, food items and seasonal gift items.

In 1992, the Company formed NASCO Products International, Inc. (“NPII”), Tennessee corporation.  NPII was formed to focus on the distribution of the Company’s accessory products in the international marketplace.  NPII currently does not currently have any business activities.  See “Management Discussion and Analysis of Financial Condition and Results of Operations—Other Income.”

In 1993, the Company sold the youth and school fundraising business of Spirco to QSP, Inc. ("QSP").  Spirco had incurred significant trade debt from the fiscal 1992 losses it incurred in marketing fundraising programs and from liabilities incurred by NASCO prior to its acquisition by the Company that were not disclosed at that time.  On August 27, 1993, Spirco filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  IGI, Innovo and NPII were not parties to the filing.

In 1994, the Company formed Leasall Management, Inc. ("LMI"), a Tennessee corporation.  Leasall acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt. Leasall still owns and leases to third parties the plant purchased from Sprico, which served as the Company’s former headquarters in Springfield, TN.  Subsequently,  Spirco was merged into IGI,  resulting in IGI acquiring direct ownership in the remaining assets Leasall did not purchase.  Spirco claims, which had been guaranteed by IGI, received full payment through the issuance of shares of IGI common stock.

In the latter part of 1998, the Company closed its domestic manufacturing and distribution facilities in Springfield, TN and relocated its corporate headquarters, manufacturing and distribution facilities to Knoxville, TN.  The Company’s closed the Springfield facility based on the Company’s need for a more suitable facility for its manufacturing needs and the Company’s need at the time for a more skilled labor force to meet the Company’s production requirements.  Additionally, in 1998 the Company had brought in additional investors and new management, and these individuals resided in Knoxville, TN.

During fiscal 2000, the Company restructured its operations by closing its domestic manufacturing and distribution facilities in Knoxville and realigning the Company’s operational structure to focus on sales and marketing.    The Company also raised additional working capital and converted certain indebtedness to equity. The restructuring was undertaken as a condition to the equity investment by Commerce Investment Group, LLC (“Commerce”), a strategic investment partner.  In an effort to reduce product costs and increase gross profit, the Company shifted manufacturing to third-party foreign manufacturers, including Commerce’s affiliates, and outsourced distribution to Commerce’s affiliates in an effort to increase the effectiveness and capacity of the Company’s distribution network.  See Note 1 “Business Description, Restructuring of Operations” to the Notes to the Consolidated Financial Statements.

In March of 2001, the Company formed Joe’s Jeans, Inc. (“Joe’s”), a Delaware corporation, to focus on the design, production and worldwide marketing of high fashion apparel products bearing the “Joe’s Jeans” brand.  See Note 3 “Acquisitions” to the Notes to the Consolidated Financial Statements.

In August of 2001, the Company acquired Azteca Production International, Inc.'s (“Azteca”), a Commerce affiliate, knit apparel division and formed Innovo-Azteca Apparel, Inc. (“IAA”), a California corporation.  IAA designs, sources and markets a wide array of apparel products to the private label and retail market.  See Note 3 “Acquisitions” to the Notes to the Consolidated Financial Statements.

In May 2002, the Company’s Joe’s subsidiary created Joe's Jeans Japan, Inc. ("JJJ"), a Japanese corporation to facilitate the distribution of the Joe’s Jeans brand in the Japanese marketplace.

Furthermore, in May 2002, the Company’s Innovo subsidiary created Innovo Hong Kong Limited (“IHK”), a Hong Kong corporation.  IHK was created to assist the Company’s accessory division with the design, development and sourcing of accessory products out of the Far East.

In April 2002, the Company formed Innovo Realty, Inc. (“IRI”), a California corporation, to facilitate an investment in real estate apartment complexes located throughout the United States.     See “Business—Investments.”

Summary of Significant 2002 Developments

General Overview

The Company, in fiscal 2002, experienced a 219% increase in revenues as a result of the Company’s consumer products division’s developing, sourcing and distributing its product lines to its existing customer base as well as to a growing new customer base.    This combined with the Company’s efforts to manage its operating expenses has resulted in the Company showing a net profit of $572,000 for fiscal 2002.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s financial performance for fiscal 2002.

               In the third quarter of 2002, IGI, the parent company, relocated its corporate offices from Knoxville, TN to the Company’s existing facilities in Commerce, CA, just outside of Los Angeles.  Commerce is an important center of business in the apparel and accessory industries.   The Company believes the relocation was necessary to support the Company’s future development in the apparel and accessory business.

Accessory

  Innovo. In fiscal 2002, the Company’s Innovo subsidiary, which is focused on the distribution of accessory products, grew its business significantly compared to fiscal 2001.  The growth is a result of Innovo’s entry into the private label marketplace and as a result of continued success with its Bongo®  accessory product line and its craft business.  Prior to fiscal 2002, Innovo did not produce fashion accessory products for the private label market.  Consequently, Innovo experienced a growth of 114% in fiscal 2002 compared to fiscal 2001. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

In May of 2002, Innovo established IHK to serve as a sourcing office in Hong Kong.    IHK is focused on the design, development and sourcing accessory products for its parent company, Innovo.

Apparel

Joe’s.  In fiscal 2002, Joe's continued to establish domestic and international brand recognition in the high-end fashion apparel industry.  As a result of increased brand recognition and heightened visibility, sales of Joe’s products increased by 504% from fiscal 2001.  Joe’s was formed in February of 2001, thus fiscal 2002 results reflect Joe’s first full twelve-month cycle of business.

In May of 2002, Joe’s created JJJ to market and distribute Joe’s products in the Japanese marketplace.

                IAA.  IAA, which was formed in August of 2001, grew its revenues by 292% in fiscal 2002 compared to fiscal 2001.  Fiscal 2002 results reflect IAA’s first full twelve-month cycle of business.  The growth is primarily as a result of an increase in revenues from IAA’s private label division.  In fiscal 2002, IAA created a separate division to focus on the development of branded product lines.  IAA’s branded products division has since entered into licensing agreements with Mattel, Inc. for the licensing rights to the Hot Wheels® trademark for apparel and accessory products and with platinum recording artist Lil Bow Wow for the right to produce apparel and accessory products.  Pursuant to both agreements, IAA has the right to sublicense the accessory category to its affiliated subsidiary Innovo.  See "Business – Licensing Agreements.”

Real Estate

IRI.  On April 5, 2002, the Company through IRI, closed on a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships.  Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units located in various states throughout the United States.  See "Business – Investments."

Principal Products and Revenue Sources

               The Company’s products are created and its revenues are derived through its Innovo, IAA, and Joe’s subsidiaries.  Revenues generated by Innovo represent sales in the accessory segment.  The Company’s Joe’s and IAA subsidiaries account for the Company’s apparel segment revenues

The Company’s net revenues by segment for the last three years are shown in the table below:

	2002 ------	2001 ------	2000 ------
Accessories	41%	61%	100%
Apparel	59%_	39%_	0%_
	100%	100%	100%

Accessory

Innovo, headquartered in Knoxville, TN, designs, develops and markets accessory consumer products such as fashion handbags, purses, wallets, backpacks, duffle bags, sports bags, belts, hats and scarves for department stores, mass merchandisers, specialty chain stores and private label customers.  Additionally, Innovo markets craft products including tote bags and aprons to mass merchandisers and craft specialty stores.  Innovo’s products generally are accompanied by one of Innovo’s own logos such as Daily Denim, Tote Works and Test Tube, the brand of a private label customer or the brand of a third party licensor such as Bongo®.  Innovo’s revenues in the accessory segment increased by 114% in fiscal 2002 compared to fiscal 2001. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

In fiscal 2002, Innovo entered the private label accessory business.  As of November 30, 2002, Innovo produced private label products primarily for American Eagle Outfitters, Inc. and Limited Brands, Inc.’s Express division.  Private label business accounted for approximately 26% of Innovo’s gross revenues in fiscal 2002.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Innovo anticipates continued growth in the private label market as a result of Innovo’s ability to provide quality accessory products that are fashionably desirable at competitive prices, however, there can be no assurances that Innovo will be able to increase its market share in the private label business.

In fiscal 2002, Innovo’s Bongo®  accessory product line experienced growing demand in the retail marketplace.  Gross revenues associated with the Bongo®  Product line grew significantly in fiscal 2002 and represented approximately 28% of Innovo’s total gross revenues in fiscal 2002. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  In November 2002, Innovo solidified and extended its relationship with the owner of the Bongo® brand, by signing a four-year licensing agreement.  The agreement gives Innovo multi-year extension options based on certain performance criteria for the bag and small PVC/leather goods categories.  See “Business – Licensing Agreements and Intellectual Property.”

Innovo initially obtained the licensing rights to the Bongo®  trademark in the second quarter of 2001.  Innovo has since launched the Bongo® line to department stores and specialty stores across the United States, including Sears, Roebuck & Co., Beall’s, Inc., Hecht’s, Foley’s, Robinsons-May, J. C. Penney Company, Inc., and Claire’s Stores, Inc.

               Innovo’s IHK subsidiary is headquartered in Hong Kong and assists Innovo with the development, design and sourcing of the products sold by Innovo to its customers.  IHK allows Innovo to minimize the amount of time required to design, develop and source its products, thus allowing Innovo to react quickly to changing markets conditions and to deliver its products in a timely manner.

In fiscal 2002, Innovo experienced increased demand for its craft product lines due to Innovo’s ability to increase its business with its existing customers such as Wal-Mart and Michaels Stores, Inc. and add additional customers such as A.C. Moore Arts & Crafts.  The Company’s craft business increased by approximately 62% in fiscal 2002, compared to fiscal 2001. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The following are the principal products that Innovo distributes in the United States to the accessory and craft market:

FASHION ACCESSORY	GENERAL ACCESSORIES	CRAFT
Purses	Travel and Tote bags	Tote Bags
Hand Bags	Waist Packs	Adult and Children’s Aprons
Duffle Bags	Duffle Bags	Christmas Stockings
Wallets	Stadium Totes/Cushions	Gourmet/BBQ Aprons
Beach Bags	Insulated Lunch Bags
Tote Bags	Soft Coolers
Pencil Cases
Backpacks
Waist Packs
Hats
Scarves

Apparel

Joe’s.  Joe’s, headquartered in Commerce, CA, designs, develops, and markets high-fashion apparel products under the “Joe’s Jeans” brand.  Joe’s products are typically part of a collection that includes pants, denim jeans, shirts, sweaters, jackets and other apparel products.  In fiscal 2002, Joe’s focused its efforts on establishing the Joes brand in both the domestic and international marketplace by continuing to offer its customers and consumers a fashion forward, quality product.   In fiscal 2002, Joe’s created JJJ in an effort to establish the Joe’s brand in the Japanese marketplace.  Additionally, in fiscal 2002, Joe’s successfully entered the Canadian and European markets through the use of international distributors.

Joe’s believes that it has developed a strong customer base upon which Joe’s can grow its business going forward.  Joe’s products are sold in the United States and abroad to upscale retailers and boutiques such as Barney's New York, Inc., Bloomingdale’s, Inc., Loehmann’s, Inc., Nordstrom, Inc., Sak’s Fifth Avenue, Inc., Intermix and Fred Segal in the United States and other complimentary retailers in the international market.

Joe’s products are marketed to retailers through third party showrooms located in New York, Los Angeles, and Paris and through its own showroom in Tokyo.  Joe’s revenues increased by 504% in fiscal 2002, compared to fiscal 2001.  Joe’s did not have revenues in the international marketplace in fiscal 2001. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Joe’s product lines include, but are not limited to, the following:

Women	Men
Denim Jeans	Denim Jeans
Denim Skirts	Knit Shirts
Denim Jackets
Knit Shirts
Sweaters
Hand Bags

IAA.  IAA, which was formed in August 2001, focuses on marketing products to the private label apparel market.  IAA has since diversified and now consists of two divisions, one focusing on the development of private label business and the other on the development of branded apparel products.

Since establishing IAA’s branded division, IAA has entered into licensing agreements with Mattel, Inc. for the licensing rights to the Hot Wheels® trademark for apparel and accessory products and with platinum recording artist Lil Bow Wow for the right to produce apparel and accessory products.  IAA entered into the agreement with Mattel in August of 2002 and IAA entered into the agreement for the Lil Bow Wow license in October of 2002.  Pursuant to both agreements, IAA has the right to sublicense the accessory category to its affiliated subsidiary Innovo.  See “Business – Licensing Agreements and Intellectual Property.”

As of November 30, 2002, IAA’s private label division primarily designed, sourced and marketed denim jeans for J. Crew, Inc. and Target Corporation’s Mossimo division.   IAA’s revenues increased by 292% in fiscal 2002 compared to fiscal 2001.  IAA’s branded division did not have any revenues in fiscal 2002.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

IAA’s private label product lines primarily consist of knit tops and denim bottoms for both the men’s and women’s market. The branded sportswear product lines are focused around fashion oriented tops and bottoms. The product lines include, but are not limited to the following:

Tops	Bottoms
Knit Fashion Shirts	Fleece Sweatpants
Fashion T-Shirts	Knit Pants
Basic T-Shirts	Denim Jeans
Fleece Sweatshirts	Velour Pants
Thermal Pullovers	Sweat Suits
Velour Shirts
Sports Jersey’s

Product Development and Sourcing

Accessory

Innovo. Innovo develops the designs and artwork for all products through its in-house design staff.  Innovo's fashion and licensed accessory products are produced with the logos or other designs licensed from licensors or produced bearing the Innovo’s own private brands such as Test Tube and Tote Works.  See “Business—Licensing Agreements and Intellectual Property.”  Innovo markets its craft products, without artwork, to be sold for finishing by retail craft customers.

Innovo's craft products are purchased from Commerce, which manufactures the Company’s craft products in Mexico.  Innovo is obligated, as defined in the supply agreement with Commerce, to purchase all of its craft products from Commerce  through August 2004.  In fiscal 2002, Innovo purchased approximately $3.4 million of craft products from Commerce Investment Group.  See “Business Description—Restructuring of Operations” in the Notes to the Consolidated Financials.

Innovo’s sourcing office in Hong Kong, IHK, manages much of the design and development of its products that are sourced out of the Far East.  Innovo’s products are distributed out of Los Angeles through an agreement with an affiliate of Commerce or the products may be shipped directly to Innovo’s customers located in the country of origin of the manufactured products.  See “Business Description—Restructuring of Operations” in the Notes to the Consolidated Financials.

Innovo obtains its fashion accessory products from overseas suppliers located mainly in China through short term manufacturing agreements.  The independent contractors that manufacture Innovo’s products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to Innovo's specifications.   See “Business—Import and Import Restrictions.”

With Innovo primarily utilizing overseas contractors that employ production facilities located in China the products manufactured for Innovo are subject to export quotas and other restrictions imposed by the Chinese government.  To date the Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect Innovo, even if only temporarily, while Innovo shifted production to other countries or regions such as Mexico, Korea, Taiwan or Latin America.  It is anticipated that in fiscal 2003 that most if not all of Innovo’s sales will be imported products that are subject to United States import quotas, inspection or duties.  See “Business--Import and Import Restrictions.”

Apparel

Joe’s.  Joe’s product development is managed internally by a team of designers led by Joe Dahan, which are responsible for the creation, development and coordination of the product group offerings within each collection.  Joe’s typically develops four collections per year for spring, summer, fall and holiday, with certain basic styles being offered throughout the year.  Joe Dahan is an instrumental part of Joe’s design process.  A loss of Joe Dahan could potentially have a material adverse impact on Joe’s.  In the event of the loss of Joe Dahan, Joe’s believes it could find alternative sources for the development and design of Joe’s products, although there can be no assurances.  See “Risk Factors-- The loss of the services of Mr. Joe Dahan could have a material adverse effect on Joe’s business.”

Joe’s products are sourced through Commerce, or from domestic contractors generally located in the Los Angeles area.  Joe’s is not contractually obligated to purchase its products from Commerce.  Joe’s staff, however, controls the production schedules in order to ensure quality and timely deliveries.  Commerce is responsible for the acquisition of the raw materials necessary for the production of Joe’s goods.  In the event that Commerce is unable to acquire the necessary raw materials, Joe’s believes that there are alternative sources from which the raw materials could be acquired.  The Company is currently reviewing the option of sourcing products from international sources and/or directly sourcing the products from domestic suppliers.  During fiscal 2002, Joe’s purchased approximately $6.1 million of goods from Commerce.  See “Certain Relationships and Related Transactions—Commerce Investment Group.”

While Joe’s believes that there are currently alternative sources from which to outsource the production of Joe’s products, in the event the economic climate or other factors resulted in significant reduction in the number of local contractors in the Los Angeles area, Joe’s business could be negatively impacted.  At this time, Joe’s believes that it would be able to find alternative sources for the production of its products if this was to occur, however, no assurances can be given that a transition could be completed without a disruption to Joe’s business.

               IAA.  IAA’s private label product development is managed by IAA’s internal design and merchandising staff or in conjunction with the design teams of the customer.  IAA’s products are sourced from Mexico through independent contractors, through Commerce or through independent overseas contractors.  During fiscal 2002, IAA purchased approximately $6.1 million of goods from Commerce.  See “Certain Relationships and Related Transactions—Commerce Investment Group.”

               IAA’s branded division’s products are developed by its in-house design team or through the use of outside freelance designers.  IAA’s branded division will be sourcing a majority of its products out of Mexico and the Far East, including countries such as China, South Korea, Vietnam and India.  IAA’s purchases in the international markets will be subject to the risks associated with the importation of these type products.  See “Business—Import and Import Restrictions.”

               The Company relies on Commerce and its affiliates’ ability to source and supply the Company’s products.   The Company expects its reliance on Commerce to decrease in the future as the Company begins to purchase more of its products from third party suppliers.  During 2002, the Company purchased approximately $15.6 million or 63% of its products from Commerce.

The Company generally purchases its products in U.S. dollars.  However, as a result of using overseas suppliers, the cost of these products may be affected by changes in the value of the relevant currencies.  See “Risk Factors --Our business is exposed to domestic and foreign currency fluctuations.”

Notwithstanding the supply agreement for craft products with Commerce, the Company does not have any long-term supply agreements with independent overseas contractors, but believes that there are a number of overseas and domestic contractors that could fulfill the Company’s requirements.  See “Business Description—Restructured Operations” in Notes to the Consolidated Financials.

While the Company attempts to mitigate its exposure to manufacturing, the use of independent contractors does reduce the Company’s control over production and delivery and exposes the Company to the other usual risks of sourcing products from independent suppliers. The Company’s transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  See “Business—Import and Import Restrictions.”

Licensing Agreements and Intellectual Property

Accessory

Innovo.  On March 26, 2001, Innovo entered into a two-year exclusive licensing agreement with Candies, Inc. (“Candies”) pursuant to which Innovo obtained the right to design, manufacture and distribute bags and small leather/PVC goods bearing the Bongo® trademark.  According to the original terms of the licensing agreement, the license was to expire on March 31, 2003.  However, in November 2002, Innovo signed a four-year agreement effective April 1, 2003 with Candies to extend the term of the licensing agreement.  The extended agreement offers Innovo the potential for multi-year extensions tied to certain performance criteria.

Innovo pays Candies a five percent royalty and a two percent advertising fee on the net sales of Innovo’s goods bearing the Bongo® trademark.  In accordance with the terms of the agreement, Innovo has the exclusive right to sell, market, distribute, advertise and promote the Bongo® products in the United States, including its territories and possessions, Mexico, Central and South America and Canada.  Candies has the right to terminate the agreement in the event Innovo breaches any material terms of the agreement.

               Innovo's collegiate sports-licensed accessory products display logos, insignias, names, or slogans licensed from the various collegiate licensors.  Innovo holds licenses for the use of the logos and names of over 130 colleges for various products.  Each of the collegiate licensing agreements grants Innovo either an exclusive or non-exclusive license for use in connection with specific products and/or specific territories. The agreements are generally for a twelve to twenty-four month period and generally call for Innovo to pay an eight percent royalty on goods sold bearing the marks.

Innovo had entered into a licensing agreement with Major League Baseball, which expired on December 31, 2002.  Subsequently, Innovo has reached a verbal agreement with Major League Baseball for an additional twelve-month extension period for bag related products.  While Innovo is in the process of formally memorializing the agreement, there are no guarantees that Innovo will be able to enter into a written agreement with Major League Baseball.  According to the terms of the understanding between Innovo and Major League Baseball, Innovo is to pay an eleven percent royalty on products sold bearing Major League Baseball logos with Innovo having the right to sell the products to concession, club retail outlets and premium customers in the United States.

While Innovo is continuing to develop products bearing the sport licenses, Innovo is placing more time and resources towards developing more fashion oriented product lines that the Company believes will have greater potential in the marketplace.

Innovo's craft line includes tote bags imprinted with the E.A.R.T.H. ("EVERY AMERICAN'S RESPONSIBILITY TO HELP") BAG trademark.  E.A.R.T.H. Bags are marketed as a reusable bag that represents an environmentally conscious alternative to paper or plastic bags.  Sales of E.A.R.T.H. Bags, while significant in Innovo's early years, have not been significant in the last five years.  The Company still considers the trademark to be a valuable asset, and has registered it with the United States Patent and Trademark Office.

               The Company has also applied for a trademark for its product lines known as "Friendship" and "Toteworks."

Apparel

Joe’s.  In February 2001, the Company’s Joe’s subsidiary acquired the licensing rights to the JD logo and the Joe’s Jeans trademark for all apparel and accessory products.  The license agreement with JD Design, LLC, has a ten-year term with two ten-year renewal periods upon there being no material default at the end of each period.  Additionally, pursuant to the terms of the agreements, Joe Dahan is to receive a three percent royalty on the net revenues of Joe’s.   See “Employees—Executive Officers.”

               IAA.  IAA has entered into a five-year licensing agreement with Mattel, Inc. to produce Hot Wheels® branded adult apparel and accessories in the United States, Canada and Puerto Rico.  Under the terms of the license agreement, IAA will produce apparel and accessory products targeted to men and women in the junior and contemporary markets.  The products lines will include active wear, sweatshirts and pants, outerwear, t-shirts, "baby tee's" for women, headwear, bags, backpacks and totes, which will be emblazoned with the familiar Hot Wheels® flame logo.

               The product line, to be released in 2003, will also include items sporting the Hot Wheels® 35th Anniversary logo, as a part of the brand's celebratory campaign for the year.  IAA may terminate the agreement in any year by paying the remaining balance of that year’s minimum royalty guarantees plus the subsequent years minimum royalty guarantees.  Royalties paid by IAA earned in excess of the minimum royalty requirements for any one given year, may be credited towards the shortfall amount of the minimum required royalties in any subsequent period during the term of the licensing agreement.

According to the terms of the agreement, IAA has the right to sublicense the accessory product’s category to Innovo.  The agreement calls for a royalty rate of seven percent royalty and a two percent advertising fee on the net sales of goods bearing the Hot Wheels® trademark.  In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement.

               On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement for the Lil Bow Wow license, granting IAA the right to produce and market products bearing the mark and likeness of the popular stage and screen performer.  The IAA division plans to create and market a wide range of apparel and coordinating accessories for boys and girls.  The license agreement between IAA, Bravado International Group, the agency with the master licensing rights to Lil Bow Wow, and LBW Entertainment, Inc. calls for the performer to make at least one public appearance every six months during the term of the agreement to promote the Lil Bow Wow products, as well as use his best efforts to promote and market these products on a daily basis.

Additional terms of the license agreement allows IAA to market boys and girls products bearing the Lil Bow Wow brand to all distribution channels, the right of first refusal on all other Lil Bow Wow related product categories during the term of the license agreement, and the right of first of refusal on proposed transactions by the licensor with third parties upon the expiration of the agreement.  The agreement calls for IAA to pay an eight percent royalty on the nets sales of goods bearing Lil Bow Wow related marks.  In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement.  Furthermore, IAA has the right to sublicense the accessory product’s category to Innovo.

The following sets forth certain information concerning the license agreements currently held by the Company:

Licensor	Types of Products	Geographical Areas	Minimum Royalties	Expiration
Colleges/logos of approximately 130 colleges	Tote, lunch, shoe and laundry bags, stadium seat cushions, sports bags and backpacks	United States	$8,000	Varying expiration dates over 12 to 24 month period
Major League Baseball	Tote, lunch, shoe and laundry bags, stadium seat cushions, sports bags and backpacks	United States	N/A	12/31/02 –12 month verbal extension
Candies, Inc. (Bongo®)	Bags, belts, small leather/pvc goods	North & South America and U.S. Territories	$312,500 prior to expiration	03/31/07
Bravado International Group, Inc. (Lil Bow Wow)	Apparel and accessories	United States	$75,000 prior to 01/31/05	02/01/06
Mattel, Inc. (Hot Wheels®)	Apparel and accessories	United States, Canada, Puerto Rico	$1,050,000	12/31/07
JD Design	Apparel and accessories	Worldwide	N/A	02/11/2031

               The Company believes that it will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license.  As we continue to expand our business in the international marketplace, our trademarks or the trademarks we license may not be able to be adequately protected.  See “Risk Factors -- Our trademark and other intellectual property rights may not be adequately protected outside the United States.”

The Company believes that it is in substantial compliance with the terms of all material licenses, excluding the sports licenses previously held by the Company’s Nasco Products International, Inc.’s (“NPII”) for international markets.  Historically, the Company has accrued for what it deems to be the reasonable expense or obligation associated with these licensing agreements in the event the Company could not successfully negotiate a reasonable settlement with certain international licensors.  During 2002, the Company determined that it was no longer necessary to accrue for the potential liability associated with its NPII subsidiary’s prior licensing agreements in the international marketplace because of the lack of any material discussions or contact with the licensors over the last three fiscal years.  Consequently, Innovo reversed the accrual which the Company had previously reserved for the potential liability associated with Nasco Products International, Inc.’s licenses in the international licenses.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

Customers

Accessory

Innovo.  During fiscal 2002, Innovo sold products to a mix of mass merchandisers, department stores, craft chain stores and other retail accounts.  Innovo estimates that its products are carried by over 500 customers in over 4,000 retail outlets in the United States.  Additionally, in fiscal 2002, Innovo began to sell its products to private label customers.

In marketing Innovo’s products, Innovo attempts to emphasize the competitive pricing and quality of its products, its ability to assist customers in designing marketing programs, its short lead times, and the high success rate our customers have had with our products. Generally, Innovo’s accounts are serviced by Innovo's sales personnel working with marketing organizations that have sales representatives that are compensated on a commission basis.  Innovo’s New York City showroom is used to showcase all product lines developed by Innovo and to help facilitate sales for all accounts.

In fiscal 2002, Innovo sold its products to private label customers such as American Eagle Outfitters and Limited Brands, Inc.’s Express division.  Innovo currently sells it products to retailers such as Wal-Mart, Inc., A.C. Moore Arts & Crafts, Joannes, Inc., Michaels Stores, Inc., Sears, Roebuck & Co., 579, Stores, Beall’s, Inc., Hecht’s, Foley’s, Robinson-May, J. C. Penney Company, Inc., Claire’s Stores, Inc. and The Wet Seal, Inc.

For fiscal 2002, Innovo’s three largest customers accounted for approximately 54% of its total gross revenues.   The loss of any of these three customers would have a material adverse effect on Innovo.

               Joe’s.  Joe’s products are sold to consumers through high-end department stores and boutiques located throughout the world.  For Joe’s domestic sales, Joe’s has entered into sales agreements with third party showrooms where retailers review the latest collections offered by Joe’s and place orders.  Subsequently, the showrooms provide Joe’s with purchase orders from the retailers.  Joe’s then distributes the products from its Los Angeles distribution facility.  Joe’s currently has domestic agreements with showrooms in Los Angeles and New York and these showrooms have representatives throughout the United States.

Joe’s products are sold in Japan through its subsidiary Joe’s Jeans Japan.  Joe’s Jeans Japan operates a company-operated showroom in Tokyo through which Joe’s products are sold to retailers. Additionally, Joe’s is currently selling its products in Europe and Canada through distributors who purchase the product directly from Joe’s and then distribute the product in to the local markets.  Revenues generated by Joes Jeans Japan represented approximately 21% of Joe’s total net revenue in fiscal 2002.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

The Company currently sells to domestic retailers such as Barney’s New York, Saks Fifth Ave, Inc., Bloomingdale’s, Inc., Macy’s, Inc., Intermix, Fred Segal and Loehmann’s and in Japan to retailers such as Sanei International, Interplanet, Free’s Shops, Isetan,Mitsukoshi New York Runway and Barney’s New York.

The Joe’s Jeans website (www.joesjeans.com) has been built to advance the brand’s image and to allow consumers to review the latest collection of products.  Joe’s currently uses both online and print advertising to create brand awareness with customers as well as consumers.

For fiscal 2002, Joe’s five largest customers accounted for approximately 18% of its total gross revenues.

               IAA.  IAA develops apparel products for the private label and branded product markets.  IAA currently distributes its private label products primarily to Target Corporation’s Mossimo division and J. Crew, Inc.  IAA is currently relying on these customers for a majority of its business.

During fiscal 2002, sales to J. Crew, Inc. and Target Corporation represented approximately 34% and 21%, respectively, of the total gross revenues of IAA.  The Company is focused on broadening IAA’s customer base within the private label markets.

               The Company does not enter into long-term agreements with any of its customers.  Instead, it receives individual purchase order commitments from its customers.  A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or to change their manner of doing business with the Company, could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors--A substantial portion of our net sales and gross profit is derived from a small number of large customers.”

The Company’s business has historically been seasonal by nature.  While the Company believes that as a result of its growing product lines and expanding business model its business should be less seasonal in future periods, a majority of the Company’s revenues are generated during the Company’s third and fourth quarters.  See “Business-Seasonality of Business and Working Capital.”

Seasonality of Business and Working Capital

               The Company has historically experienced and expects to continue to experience seasonal fluctuations in sales and net earnings.  Historically, a significant amount of the Company’s net sales and a majority of its net earnings have been realized during the third and fourth quarter.  In the second quarter in order to prepare for peak sales that occur during the third quarter, the Company builds inventory levels, which results in higher liquidity needs as compared to the other quarters in the fiscal year.  If sales were materially different from seasonal norms during the third quarter, the Company’s annual operating results could be materially affected.  Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

            The Company is anticipating a significant increase in organic growth during 2003.  The Company believes that it could be necessary to obtain additional working capital in order to meet the operational needs associated with such growth.  The Company believes that it will address these needs by increasing the availability of funds offered to the Company under its financing agreements with CIT Group, Inc. (“CIT”) or other financial institutions.  Nonetheless, the Company may be required to obtain additional capital through debt or equity financing.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Backlog

Although the Company may at any given time have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks.  As of November 30, 2002, there were no significant backlogs.

Competition

               The industries in which the Company operates are fragmented and highly competitive in the United States and on a worldwide basis.  We compete against a large number of marketing organizations and importers, and other generally small companies that distribute products similar to ours.  The Company does not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, the brands its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

The Company believes that it is competitive in each of the above-described segments with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and low price points will allow it to maintain its competitive position.  However, many of the Company's competitors possess substantially greater financial, technical and other resources than the Company, including the ability to implement more extensive marketing campaigns.  Furthermore, the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations.  As the Company expands globally, it continues to encounter additional sources of competition.  See “Risk Factors--We face intense competition in the worldwide apparel and accessory industry.”

Imports and Import Restrictions

The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions.  The countries in which the Company's products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect the Company's operations and its ability to import products at current or increased levels.  The Company cannot predict the likelihood or frequency of any such events occurring.  The enactment of any additional duties, quotas or restrictions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

               The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, China, Taiwan and Korea. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries.  Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.  The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges.

               The Company monitors duty, tariff and quota-related developments and continually seeks to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, the maintenance of overseas offices, allocation of overseas production to merchandise categories where more quota is available and shifts of production among countries and manufacturers.

               Because the Company's foreign manufacturers are located at greater geographic distances from the Company than its domestic manufacturers, the Company is generally required to allow greater lead time for foreign orders, which reduces the Company's manufacturing flexibility.  Foreign imports are also affected by the high cost of transportation into the United States.

               In addition to the factors outlined above, the Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

Employees

               As of March 13, 2003 the Company had 71 fulltime employees.  IGI accounted for 3 of the employees, Innovo employed 19 individuals, including 5 individuals in Innovo’s New York showroom, Joe’s employed 30 individuals out of its Los Angeles offices and 5 in Japan, and IAA employed 9 individuals.

Investments

Real Estate

IRI.  IRI, the Company’s real-estate investment subsidiary headquartered in Commerce, CA, has invested in 22 limited partnerships.  On April 5, 2002, the Company issued 195,295 shares of its cumulative, non-convertible preferred stock with an 8% coupon (“Preferred Shares”), having a stated redemption value at $100 per share (approximately $19.5 million), to IRI in exchange for all 1,000 shares of IRI’s capital stock.  On that same day, IRI acquired a 30% limited partner interest in each of 22 separate limited partnerships (collectively, the “Limited Partnerships”) in exchange for the Preferred Shares.

Simultaneous with the acquisition by IRI of its interests in the Limited Partnerships, the Limited Partnerships acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units (the “Properties”). The aggregate purchase price of the Properties was $98,079,000.  The Limited Partnerships were organized for the sole purpose of purchasing the Properties.  The Preferred Shares were transferred by the IRI to the sellers of the Properties in partial payment of the purchase price of the Properties.  The allocation of the Preferred Shares among the Limited Partnership was based on the number of Preferred Shares applied to the purchase price of the Property acquired by such Limited Partnership.  The allocation of Preferred Shares was based on the contract price of the Property plus costs associated with the transaction (e.g. attorney’s fees, real estate tax prorations, etc.), less the loan amount, less the cash from the limited partner, less the buyer’s deposit.   The partners in each of the partnerships are: (i) IRI with a 30% limited partnership interest, (ii) Metra Capital, LLC with a 69% limited partnership interest and (iii) a 1% general partner which is unique to each partnership.

Each Limited Partnership owns different Properties.  Approximately 20% of the $98,079,000 aggregate purchase price was paid by the transfer of Preferred Shares to the sellers in partial payment of the purchase price.  The balance of the purchase price was funded by Metra Capital, LLC and by financing provided by Bank of America.  The Bank of America Financing is in the approximate amount of $81,000,000 and is secured by the Properties, but neither the Company nor IRI have any obligations under that financing.  None of the Company’s Board Members or executive officers participated in the transaction.  However, Mr. Hubert Guez and Mr. Joseph Mizachi, both of whom are affiliates of the Company due to their 10% ownership or more of Company common stock, were investors in the partnerships.

               The Preferred Shares 8% coupon is funded entirely and solely through partnership distributions received by the Company from cash flows generated by the operation and sale of the Properties. If sufficient funds are not available for the payment of a full quarterly 8% coupon, then partial payments shall be made to the extent funds are available.  Unpaid dividends accrue.  Partnership distribution amounts remaining after the payment of all accrued dividends must be used by the Company to redeem outstanding Preferred Shares.  The Preferred Shares have a redemption price of $100 per share. In the event that the partnership distributions received by the Company are insufficient to cover the 8% coupon or the redeem Preferred Shares, the Company will have no obligation to cover any shortcomings so long as all distributions from the partnership are properly applied to the payment of dividends and the redemption of Preferred Shares.  If, after all of the Properties are sold and the proceeds of the sale of the Properties and cash flow derived from such Properties have either been applied to the payment of the 8% coupon and the redemption of Preferred Shares or deposited into the sinking fund for that purpose, and the total amount of funds remaining in the Sinking Fund is insufficient to pay the full 8% coupon and the full Redemption Price for all then outstanding Preferred Shares, then the Company (or IRI) shall pay $1.00 in total into the Sinking Fund and the Redemption Price shall be adjusted so that it equals (x) the total amount in the sinking fund available for distribution, minus (y) all direct costs of maintaining the Sinking Fund and making distributions therefrom, divided by (z) the number of then outstanding Preferred Shares. The adjusted Redemption Price shall be and shall represent full and final payment for the redemption of all Preferred Shares.

IRI receives partnership distributions on the occurrence of Capital Events (property sales) and, quarterly “cash flow” distributions. Partnership distributions are made in descending priority with first priority going to the Metra Partners, then to Third Millennium Partners, LLC, an entity controlled by Mr. Joseph Mizrachi, then to IRI until all capital has been returned and certain specified returns are achieved.  Thereafter distributions are divided 70% to the Metra partners and 30% to IRI.  According to the original terms of the transaction, IRI is entitled to receive a sub-management fees equal to 1% of the gross annual revenues from the Properties, plus an additional incentive management fee equal to 1% of the gross annual revenue less administrative costs, entity maintenance costs, third party professional fees, travel costs, costs of property studies, etc. to the extent that there is excess cash flow (i.e., cash remaining after payment of debt service, all other amounts due in connection with the mortgage and all property expenses then due and payable, including, the 1% of gross annual revenues the IRI is to receive.  In an effort to simplify the amounts owed under the Sub Asset Management Fee agreement, the parties to the sub-asset management fee agreement have agreed to a quarterly payment of $85,000 as satisfaction of amounts owed to IRI under the sub-asset management fee agreement.  Neither IRI nor the Company have any obligation to apply any fees paid to IRI or the Company under the sub-asset management fee agreement to the payment of the 8% coupon or the redemption of Preferred Shares.

               The Company has not given accounting recognition to the value of its investment in the Limited Partnerships, because the Company has determined that the asset is contingent and will only have value to the extent that cash flow from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Preferred Shares.  The Company is obligated to pay the 8% coupon and redeem the Preferred Shares from its partnership distributions, prior to the Company being able to recover the underlying value of its investment.  Additionally, the Company has determined that the Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of the Company’s control.  No value has been ascribed to the Preferred Shares for financial reporting purposes as the Company is obligated to pay the 8% coupon or redeem the shares only if the Company receives cash flow from the Limited Partnerships adequate to make the payments.  The Company has included the quarterly management fee paid to IRI in other income using the accrual basis of accounting.

Executive Officers

               Samuel J. (Jay) Furrow, Jr., who is 29 years of age, is currently the Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer of the Company.  Mr. Furrow became the Company's Vice-President for Corporate Development and In-House Counsel in August 1998 and a Director in January 1999.  Mr. Furrow served as President from December 2000 until July 2002, when he became Chief Executive Officer.   He has also served as the Company's Chief Operating Officer since April 1999 and its Acting Chief Financial Officer since August 2000.  Mr. Furrow is an attorney.  Mr. Furrow has a J.D degree from Southern Methodist University School of Law and has a B.S. degree from Vanderbilt University.   See “Risk Factors--The loss of the services of key personnel could have a material adverse effect on our business.”

Patricia Anderson, who is 43 years of age, is currently the President of the Company.  Ms. Anderson has been a Director of the Company since August 1990, President of the Company from August 1990 through December 2000 and since July 2002, and President of the Company's Innovo, Inc. subsidiary since she founded that company in 1987.   From August 1990 until August 1997, Ms. Anderson was also the Chairman and Chief Executive Officer of the Company, and she once again served as Chief Executive Officer from December 2000 through July 2002. See “Risk Factors--The loss of the services of key personnel could have a material adverse effect on our business.”

The Company does not currently have an employment agreement with Mr. Furrow or Ms. Anderson.  The Company, upon the creation of Joe’s in March of 2001, entered into an employment agreement with Joe Dahan.  According to the terms of the agreement Mr. Dahan shall serve as President of the Joe’s division and be paid an annual salary of $100,000.  The agreement renews annually unless either party gives 60 days written notice prior to the annual renewal date of its intention to terminate the employment agreement.  The agreement also provides for a grant of qualified stock option under the Company’s stock option plan for the purchase of an aggregate of two hundred and fifty thousand shares of common stock of the Company at an exercise price of one dollar per share.  The option grant has a term of 4 years and vests in equal percentages monthly over a 24-month period.

Financial Information about Geographical Areas

See Note 15 “Segment Disclosures – Operations by Geographic Area” in the Notes to Consolidated Financial Statements.

Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

The loss of the services of key personnel could have a material adverse effect on our business.

Our executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are currently not protected by a material amount of key-man or similar life insurance covering any of our executive officers.

A substantial portion of our net sales and gross profit is derived from a small number of large customers.

Our ten largest customers accounted for approximately 52% of our gross sales during fiscal 2002.  We do not enter into long-term agreements with any of our customers.  Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.

The Company’s business could be negatively impacted by the financial instability of our customers.

We sell our product primarily to retail, private label and distribution companies around the world based on pre-qualified payment terms.  Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables.  Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition.

Our business could suffer as a result of manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers.  During fiscal 2002, approximately 24%, of our products were manufactured in the United States and approximately 76% of our products were manufactured in foreign countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

                   The loss of the services of Mr. Joe Dahan could have a material adverse effect on Joe’s business.

     Mr. Joe Dahan’s leadership in the design, marketing and operational areas of Joe’s has been a critical element of Joe’s success. The loss of his services, or any negative market or industry perception arising from his loss, could have a material adverse effect on our business.  We are currently not protected by a material amount of key-man or similar life insurance covering Mr. Dahan or any of our other executive officers. We have entered into employment agreements with Mr. Dahan.  See “Business—Executive Officers.”

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity.  We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us.  We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer.  None of the manufacturers we use produces our products exclusively.

If a manufacturer of ours fails to use acceptable labor practices, our business could suffer.

We require our independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Our trademark and other intellectual property rights may not be adequately protected outside the United States.

We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position.  In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks.  We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. See "Business – Licensing Agreement and Intellectual Property."

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to expand our geographic coverage, strategically acquiring select licensees and enhancing our operations.  We may have difficulty hiring and retaining qualified key employees or otherwise successfully managing the required expansion of our infrastructure in Japan and other international markets the Company may enter into.  Furthermore, we cannot assure you that we will be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

Our business is exposed to domestic and foreign currency fluctuations.

We generally purchase our products in U.S. dollars. However, we source most of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies.  Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market.  We currently do not hedge our exposure to changes in foreign currency exchange rates.   We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

     - the burdens of complying with a variety of foreign laws and regulations,

     - unexpected changes in regulatory requirements, and

     - new tariffs or other barriers to some international markets.

We are also subject to general political and economic risks associated with conducting international business, including:

     - political instability,

      - changes in diplomatic and trade relationships, and

     - general economic fluctuations in specific countries or markets.

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, the European Union, China, Japan, or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current  business practices.

We face intense competition in the worldwide apparel and accessory industry.

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel and accessory producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

     - anticipating and responding to changing consumer demands in a timely manner,

     - maintaining favorable brand recognition,

     - developing innovative, high-quality products in sizes, colors and styles that appeal to consumers,

     - appropriately pricing products,

     - providing strong and effective marketing support,

     - creating an acceptable value proposition for retail customers,

- ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and

     - obtaining sufficient retail floor space and effective presentation of our products at retail.

The success of our business depends on our ability to respond to constantly changing fashion trends and consumer demands.

Our success depends in large part on our ability to originate and define fashion product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure you that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely the acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales.

A downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales.

The industries in which we operate are cyclical. Many factors affect the level of consumer spending in the apparel, accessories and craft industries, including, among others:

     - general business conditions,

     - interest rates,

     - the availability of consumer credit,

     - taxation, and

     - consumer confidence in future economic conditions.

Consumer purchases of discretionary items, including accessory and apparel products, including our products, may decline during  recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we sell our products, whether in the United States or abroad, may adversely affect our sales.

Our business could suffer as a result of consolidation, restructurings and other ownership changes in the retail industry.

In recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future.

                   Terrorist attacks and the possibility of wider armed conflict may have an adverse effect on our business and operating results.

            Terrorist attacks and other acts of violence or war, such as those that took place on September 11,

2001, could have a material adverse effect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests.  The adverse effects that such violent acts and threats of future attacks could have on the U.S.

economy could similarly have a material adverse effect on our business and results of operations. Finally,

further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and operating results.

                   Impact of potential future acquisitions

         From time to time, the Company has pursued, and may continue to pursue, acquisitions.  If one or more acquisitions results in the Company becoming substantially more leveraged on a consolidated basis,

the Company's flexibility in responding to adverse changes in economic, business or market conditions may be adversely affected.

We are subject to risks inherent in ownership of real estate.

Real estate cash flows and values are affected by a number of factors, including changes in the general economic climate, local, regional or national conditions (such as an oversupply of communities or a reduction in rental demand in a specific area), the quality and philosophy of management, competition from other available properties and the ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws. Although we seek to minimize these risks through our market research and property management capabilities, they cannot be totally eliminated.

Real estate investments are relatively illiquid and we may not be able to sell properties when appropriate.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions.

Changes in laws may result in increased cost.

We may not be able to pass on increased costs resulting from increases in real estate taxes, income taxes or other governmental requirements directly to our residents. Substantial increases in rents, as a result of those increased costs, may affect the ability of a resident to pay rent, causing increased vacancy. Changes in laws increasing potential liability for environmental conditions or increasing the restrictions on discharges or other environmental conditions may result in significant unanticipated expenditures.

Compliance with environmental regulations may be costly.

We must comply with certain environmental and health and safety laws and regulations related to the ownership, operation, development and acquisition of apartments. Under those laws and regulations, we may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Those laws and regulations often impose liability without regard to fault.

                   Compliance or failure to comply with laws requiring access to the Company’s properties or investments by disabled persons could result in substantial cost.

            The Americans with Disabilities Act, the Fair Housing Act of 1988 and other federal, state and local laws generally require that public accommodations be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the government or the award of damages to private litigants.

These laws may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings by disabled persons or may require the

Company to add other structural features that increase construction costs. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The Company cannot ascertain the costs of compliance with these laws, which may be substantial.

                   Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

             Market and economic conditions in the various metropolitan areas of the United States where the Company’s has made real estate investments or has real estate operations may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

      - the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

      - local conditions, such as oversupply of, or reduced demand for, apartment homes;

- a future economic downturn that simultaneously affects one or more of the Company's geographic markets or declines in household formation;

      - rent control or stabilization laws, or other laws regulating rental housing, which could prevent the

         Company from raising rents to offset increases in operating costs; and

-competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors could adversely affect the Company's ability to achieve desired operating results from its communities.

                   Possible difficulty of selling apartment communities could limit the company’s operational and financial results.

             Market conditions could change and purchasers may not be willing to pay acceptable prices for the apartment complexes the Company has invested in if the properties were to be put up for sale.  This could negatively effect the Company’s anticipated results from its real estate investment and operations.

ITEM 2.  PROPERTIES

               The Company’s Tennessee sales and marketing headquarters is located in approximately 5,000 square feet of office space located near downtown Knoxville, TN.  The Company pays $3,500 per month, triple net for the office space.  The space being leased in Knoxville is owned by an entity that is controlled by the Company’s Chairman.  See "Certain relationships and related transactions—New Facility Lease Arrangements.”

               The Company’s Los Angeles offices are located in an office complex located in Commerce, CA.  The Company occupies the space under an agreement with Azteca Productions International, Inc., an affiliate of Commerce with a reasonable allocation being allotted to the Company depending upon the amount of space used by the Company.  See  “Certain relationships and related transactions—Commerce Investment Group.”

               The Company currently leases office space for its Innovo accessory showroom in New York City on an annual basis.   The Company pays $5,504 a month for the property.

               Joe’s products are displayed in showrooms in New York City and Los Angeles through a sales representation arrangement, thus the Company does not lease or own the space in which Joe’s products are sold in the United States.

               The Company’s Joe’s Jeans Japan subsidiary currently rents two offices spaces located in Tokyo, Japan.  One of the spaces serves as JJJ’s operational office and the other is used as a showroom to market Joe’s products.  JJJ currently pays approximately $6,000 per month with 90-day termination provisions.

               The Company's previous headquarters and manufacturing facilities were located in Springfield, TN.  The Springfield facilities are currently owned by LMI.  The main Springfield complex is situated on seven acres of land with approximately 220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area.

The Springfield facilities are currently being leased to third party tenants with approximately 17% of the facilities being leased as of November 30, 2002, totaling $2,646 on a monthly basis.  During 2002, the Company made several capital improvements to the Springfield facility, including but not limited to, putting a new roof on the facility.  While the rental income during the year decreased as a result of the renovations, the Company is anticipating an increase in demand for rental space within the facility.

In fiscal 2002, the Company broadened its real estate operations.  On April 5, 2002, the Company through IRI, closed on a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships.  Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units located in various states throughout the United States.  See "Business – Investments."

ITEM 3.  LEGAL PROCEEDINGS

               The Company is a party to lawsuits and other contingencies in the ordinary course of its business.  The Company does not believe that it is probable that the outcome of any individual action will have a material adverse effect, or that it is likely that adverse outcomes of individually insignificant actions will be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate on the Company’s financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

  (a)        The Company held its annual shareholder meeting on November 12, 2002.

At the annual shareholders meeting, all nominated directors were re-elected for one (1) year terms with the following totals:

	In Favor	Opposed	Withheld
Sam Furrow	11,083,657	0	6,839
Pat Anderson	11,085,467	0	5,029
Jay Furrow	11,085,457	0	5,039
Daniel Page	11,084,151	0	6,345
Marc Crossman	11,084,332	0	6,164
Dr. John Looney	11,085,482	0	5,014

The second and final item of business brought forth for shareholder approval was the ratification of the appointment of Ernst & Young, LLP as the independent auditors for the fiscal year ending November 30, 2002.  The tallied votes for the proposal were:

In Favor	Opposed	Withheld
11,083,944	4,252	2,300

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

The Common Stock is currently traded under the symbol "INNO" on the Nasdaq SmallCap Market maintained by The Nasdaq Stock Market, Inc ("Nasdaq"). The following sets forth the high and low bid quotations for the common stock in such market for the periods indicated.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  No representation is made by the Company that the following quotations necessarily reflect an established public trading market in the Common Stock:

Fiscal 2002	High	Low
First Quarter	$2.67	$1.63
Second Quarter	2.25	1.43
Third Quarter	3.09	1.85
Fourth Quarter	4.00	2.40

Fiscal 2001	High	Low
First Quarter	$1.16	$0.81
Second Quarter	1.12	1.03
Third Quarter	2.06	1.23
Fourth Quarter	2.67	2.25

Fiscal 2000	High	Low
First Quarter	$1.59	$1.03
Second Quarter	2.12	0.87
Third Quarter	1.43	0.81
Fourth Quarter	1.18	0.78

               As of February 27, 2003, there were approximately 3,000 record holders of the Common Stock.

Although the Company will continually use its best efforts to maintain its Nasdaq SmallCap listing, there can be no assurance that it will be able to do so.  If in the future, the Company is unable to satisfy the Nasdaq criteria for maintaining listing, its securities would be subject to delisting, and trading, if any, of the Company's securities would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc. ("NASD") "Electronic Bulletin Board."  As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of the Common Stock.

The Company has never declared or paid a cash dividend and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.  In deciding whether to pay dividends on the Common Stock in the future, the Company's Board of Directors will consider factors it deems relevant, including the Company's earnings and financial condition and its capital expenditure requirements.

IRI, the Company’s real-estate investment subsidiary headquartered in Commerce, CA, has invested in 22 limited partnerships.  On April 5, 2002, the Company issued 195,295 shares of its cumulative, non-convertible preferred stock with an 8% coupon (“Preferred Shares”), having a stated redemption value at $100 per share (approximately $19.5 million), to IRI in exchange for all 1,000 shares of IRI’s capital stock.  On that same day, IRI acquired a 30% limited partner interest in each of 22 separate limited partnerships (collectively, the “Limited Partnerships”) from the sellers (the “Sellers”) in exchange for the Preferred Shares.  Simultaneous with the acquisition by IRI of its interests in the Limited Partnerships, the Limited Partnerships acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units.  See “Business—Investments.”

The Company has not registered the Preferred Shares and the Preferred Shares will not be registered under the Federal Securities Act of 1933, as amended (the "1933 Act"), on the ground that this transaction is exempt from such registration under Section 4(2) thereof as part of an issue not involving a public offering and applicable state securities laws.

              The Sellers have represented to the Company that it purchased the Preferred Shares for the Sellers’ own account, with the intention of holding the Preferred Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the Preferred Shares.  The Preferred Shares were offered and sold to the Sellers in reliance upon exemptions from registration under the 1933 Act. The Sellers have represented to the Company that they are an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

The information required by Part II, Item 5 relating to Equity Compensation Plans is incorporated herein by reference to our definitive proxy statements to be filed pursuant to Regulation 14A relating to our 2003 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

               The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data.  The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Years Ended
	11/30/02	12/01/01	11/30/00	11/30/99	11/30/98
	(in thousands, except per share amounts)
Net Sales	$29,609	$9,292	$5,767	$10,837	$6,790
Costs of Goods Sold	19,839	6,333	5,195	6,252	4,493
Gross Profit	9,770	2,959	572	4,585	2,297
Operating Expenses (3)	8,581	3,358	5,113	5,688	4,203
Income (Loss) from Operations	1,189	(399)	(4,541)	(1,103)	(1,906)
Interest Expense	(538)	(211)	(446)	(517)	(503)
Other Income (Expense)	61	81	(69)	280	142
Income (Loss) Before Income Taxes	712	(529)	(5,056)	(1,340)	(2,267)
Income Taxes	140	89	--_	--_	--_
Income (Loss) from Continuing Operations	572	(618)	(5,056)	(1,340)	(2,267)
Discontinued Operations(1)	--	--	--	(1)	(1,747)
Extraordinary Item (2)	--_	--_	(1,095)	0_	0_
Net Income (Loss)	572	(618)	$(6,151)	$(1,341)	$(4,014)
Income (Loss) per share from Continuing Operations
Basic	$0.04	$(0.04)	$(0.62)	$(0.22)	$(0.49)
Diluted	$0.04	$(0.04)	$(0.62)	$(0.22)	$(0.49)

Weighted Average Shares Outstanding
Basic	14,856	14,315	8,163	5,984	4,618
Diluted	16,109	14,315	8,163	5,984	4,618

Balance Sheet Data:
Total Assets	$15,143	$10,247	$7,416	$6,222	$7,232
Long-Term Debt	3,387	4,225	1,340	2,054	2,604
Stockholders’ Equity	5,068	4,519	3,758	1,730	1,722

(1)          The amount for 1998 represents the operations of Thimble Square.  Thimble Square’s operations were discontinued during the fourth fiscal quarter of 1998.

(2)          Represents the loss from the early extinguishments of debt in 2000.

(3)          Amount includes a $300,000 impairment write down of long-term assets in 1998 and a $145,000 impairment write down of long-term assets in 1999 as well as $293,000 related to the termination of a capital lease and $100,000 for the settlement of a lawsuit in 1999, and a $600,000 impairment write down of long-term assets in 2000.

ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis contains statements that maybe considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” and in Item I of this Form 10-K that could cause actual results to differ materially.  Additionally, this discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this Form 10-K.

Results of Operations

The following table sets forth certain statement of operations data for the years indicated (in thousands):

	Years Ended (in thousands)
	11/30/02	12/01/01	$ Change	% Change
Net Sales	$29,609	$9,292	$20,317	219
Costs of Goods Sold	19,839	6,333	13,506	213_
Gross Profit	9,770	2,959	6,811	230
Selling, General & Administrative	8,325	3,191	5,136	161
Depreciation & Amortization	256_	_167_	87_	52_
Income (Loss) from Operations	1,189	(399)	1,588	(A)
Interest Expense	(538)	(211)	(327)	155
Other Income (expense)	61_	__81_	(20)_	(25)
Income (Loss) Before Income Taxes	712	(529)	1,241	(A)
Income Taxes	140_	_89_	51_	57_

Net Income (Loss)	$ 572	$ (618)	$ 1,190	(A)

(A)  Not Meaningful

Comparison of Fiscal Year Ended November 30, 2002, to Fiscal Year Ended December 1, 2001

Overview

               In 2002, the Company significantly increased its revenues and returned to profitability.  The Company experienced strong growth in all three of its main consumer products operating subsidiaries and moved forward in its efforts to strengthen its presence in the apparel market.

The Company’s accessory division, Innovo, Inc., experienced an increase in sales largely as a result of its efforts to enter into the private label business, continued growth from the Bongo®  product line and an increase from Innovo’s legacy craft division.  In 2002, Innovo focused on strengthening its sourcing capabilities through the establishment of Innovo Hong Kong Limited (“IHK”).  IHK should assist Innovo in continuing to be able to offer its customers quality products at a competitive price.

During 2002, the Company’s Joe’s subsidiary continued to experience strong demand for its product lines on a world-wide basis.  In May of 2002, Joe’s established JJJ to distribute its products in the Japanese market.  Additionally, the Company began to distribute its products in Europe and Canada.

               The Company’s IAA subsidiary increased its revenues in fiscal 2002 mainly as a result of its ability to grow its business with its private label customers such as Target Corporation and J. Crew, Inc.   During the period, the IAA subsidiary formed a second division to focus on the creation and building of branded product lines.  In furtherance of this objective, the IAA branded division obtained the licensing rights to the Hot Wheel® brand from Mattel, Inc. and to Lil Bow Wow from Bravado International Group, the agency with the master licensing rights to Lil Bow Wow, and LBW Entertainment, Inc.

               The Company’s net income for fiscal 2002 was $572,000, or $0.04 per share compared to a loss of $618,000 or $0.04 per share for fiscal 2001.   The Company generated a net income in fiscal 2002 as compared to a net loss in fiscal 2001 as a result of the Company’s ability to significantly increase its revenues, maintain its gross margins and to reasonably control its increase in expenses.

Reportable Segments

  During fiscal 2002 and fiscal 2001, the Company operated in two segments, accessories and apparel.  The accessories segment represents the Company’s historical line of business as conducted by Innovo. The apparel segment is comprised of the operations of Joe’s and IAA, both of which began in 2001, as a result of acquisitions. The Company’s real estate operations and corporate activities are categorized under “other.” The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

The following table sets forth certain statement of operations data by segment for the years indicated (in thousands):

November 30, 2002	Accessories	Apparel	Other (A)	Total
		(in thousands)
Revenues, net	$ 12,072	$ 17,537	$ –	$ 29,609
Gross profit	3,502	6,268	–	9,770
Depreciation and amortization	21	183	52	256
Interest expense	140	339	59	538

December 1, 2001	Accessories	Apparel	Other (A)	Total
		(in thousands)
Revenues, net	$ 5,642	$ 3,650	$ –	$ 9,292
Gross profit	1,751	1,208	–	2,959
Depreciation and amortization	45	35	87	167
Interest expense	32	79	100	211

2002 to 2001	Accessories		Apparel		Other (A)
	$ Change	% Change	$ Change	% Change	$ Change	% Change

Revenues, net	$ 6,430	114	$ 13,887	380	$ –	–
Gross profit	1,751	100	5,060	419	–	–
Depreciation and amortization	(24)	(53)	148	423	(35)	(40)
Interest expense	108	338	260	329	(41)	(41)

(A)   Other includes corporate expenses and assets and expenses related to real estate operations.

Operating Revenues

Net revenues for the year ended November 30, 2002 increased to $29,609,000 or 219% from $9,292,000 in fiscal 2001.  During the period, the Company experienced a significant increase in sales from its three main operating subsidiaries, Innovo operating in the accessory segment and Joe’s and IAA operating in the apparel segment.

Accessory

Innovo.The Company’s accessory business, conducted by Innovo, increased its net revenues to $12,072,000 in fiscal 2002 compared to $5,642,000 in fiscal 2001, a 114% increase.  Innovo’s gross sales for fiscal 2002 were $12,216,000.  The increase is a result of the Company’s entry into the private label accessory business, increased demand for Innovo’s craft products and higher sales from Innovo’s Bongo® accessory product line.

Innovo’s accessory craft business increased as a result of Innovo’s ability to sell a greater amount of its existing products as well as new products to its existing customers and to new craft customers.  In fiscal 2002, Innovo focused upon increasing the quality of its craft products and improving the marketing strategy associated with the Innovo’s craft products.  Innovo’s craft business gross revenues increased to $4,577,449 in fiscal 2002 compared to $2,830,949 in fiscal 2001 representing a 62% increase in gross revenues.  Innovo’s craft business represented approximately 37% of Innovo’s total gross revenues for fiscal 2002.

Innovo’s Bongo® product line experienced an increase in sales partly as a result of fiscal 2002 being Innovo’s first full twelve month cycle of business with the Bongo®  product line.  Additionally, Innovo’s customers have generally been successful in selling the Bongo® product line at the retail level to consumers as a result of Innovo’s ability to develop fashionably desirable products at competitive prices.  This trend has allowed Innovo to establish the Bongo® product line as a stable and desirable product line for its customers thus giving Innovo the opportunity to market the Bongo® line to new customers.  Gross sales generated by the Bongo® product line of $3,101,000 represented approximately 25% of Innovo’s total gross revenues for fiscal 2002.

Innovo began selling its products to private label customers in fiscal 2002.  Innovo’s two main private label customers as of November 30, 2002 were American Eagle Outfitters, Inc. and Limited Brands, Inc.’s Express division.  Innovo is currently working on products for additional private label customers and believes that its private label business will play an important role in Innovo’s growth strategy going forward.  Innovo’s private label business gross revenues of $3,218,000 represented approximately 26% of Innovo’s gross revenues for fiscal 2002.

Apparel

  Joe’s.Joe’s operates under the Company’s apparel segment.  During fiscal 2002, Joe’s net revenues increased to $9,179,000 compared to $1,519,000 in fiscal 2001, an increase of 504%.  Joe’s was formed in February 2001, thus making fiscal 2002 Joe’s first full twelve-month business cycle.  Joe’s 2002 product mix consisted primarily of women’s denim based jeans, skirts and jackets and men’s denim jeans.  During 2002, denim products, in general, sold well at the retail level and Joe’s was able to capitalize on this demand.  Joe’s is continuing to diversify its product offerings to meet the changing trends in the high fashion apparel markets and believes, although there can be no assurances, that its 2003 product line is designed to meet the current fashion trends and the expectations of its customers and the consumer.

During fiscal 2002, Joe’s experienced increase demand in both the domestic and international marketplaces.  In regards to domestic sales, Joe’s net revenues increased by approximately 319% to approximately $6,371,000 in fiscal 2002 compared to fiscal 2001.  This increase is primarily a result of the maturity and development of the Joe’s brands in the marketplace.  Joe’s continues to attract customer and consumer awareness as a result of its design and quality characteristics.  The ability of Joe’s customers to successfully sell Joe’s products to its customers (the consumer) eventually determines the ability of Joe’s to market its products to its customer base management believes.  Management believes the desirability of products bearing the Joe’s brand and the characteristics associated therewith are resulting in increased demand from Joe’s customers.

In fiscal 2002, Joe’s expanded into the international marketplace through the formation of Joe’s Jeans Japan, Inc. (“JJJ”) and through the use of international distributors.  JJJ is headquartered in Tokyo, Japan where the Company operates a showroom and operational offices.  During fiscal 2002, net sales by JJJ of $1,902,000 represented approximately 21% of Joe’s total net revenues.  Additionally, Joe’s marketed its products in Europe and Canada through the use of international distributors who purchase Joe’s products and then distributed the product to retailers in the distributor’s local markets.  Sales in the international market, excluding sales by JJJ, represented approximately 10% of Joe’s total revenues for fiscal 2002.

IAA.  IAA, which operates under the Company’s apparel segment, increased its net revenues to $8,358,000 in fiscal 2002 compared to fiscal 2001, representing an increase of approximately 292%.  IAA was formed in August 2002 pursuant to the acquisition of a division of Azteca, thus fiscal 2002 represents IAA’s first full twelve-month business cycle.   See Note 1 “Acquisitions” in the Notes to the Consolidated Financials.   The increase in revenues is largely a result of an increase in sales of IAA’s private label apparel products its two main customers, J. Crew, Inc. and Target Corporations Mossimo division.  IAA’s products in fiscal 2002 primarily consisted of denim jeans and knit shirts.   IAA is currently working towards expanding its private label customer base in an attempt to reduce its reliance on a limited number of customers.

In fiscal 2002, with IAA’s private label business representing one division, IAA created a second division to focus on the development of branded products.  To further its branded division’s business, IAA has entered into licensing agreements with Mattel, Inc. for the licensing rights to develop, market and distribute apparel and accessory products bearing the Hot Wheels® trademark.  Additionally, IAA has entered into a licensing agreement for the creation of apparel and accessory products bearing the likeness of Lil Bow Wow the multi platinum recording artist.  See “Business-Licensing Agreements and Intellectual Property.”  During fiscal 2002, IAA’s branded division did not have any revenues.

Gross Margin

The Company’s gross margin increased from 32% in fiscal 2001 to 33% in fiscal 2002.

Accessory

Innovo.  The Company’s accessory segment’s gross margin decreased from approximately 31% in fiscal 2001 to 29% in fiscal 2002.  Innovo’s gross margin is largely a function of Innovo’s product mix for the given period, however, during the period Innovo’s gross margin was negatively impacted from the west coast dock strike.  As a result of the west coast dock strike, Innovo was obligated to incur increased airfreight and was required to give customer discounts as a result of the late shipment of products.  Innovo’s product categories have historically had a gross margin in the thirty percent range, with some product categories being higher and some lower.   Innovo’s branded product have traditionally experienced higher margin than its craft and private label business, which usually have similar gross margins.

Apparel

Joe’s.  Joe’s gross margins decreased from 57% in fiscal 2001 to 50% in fiscal 2002.  The decrease reflects an increase in sales in the international marketplace, which are often sold at a discount.  Additionally, Joe’s gross margin was negatively impacted as a result of an increase in cost for some of the more fashion oriented products in Joe’s product line.  In an effort to maintain high margins, Joe’s usually attempts to pass the higher cost of certain goods to its customer by charging a higher sales price for such products.

IAA.  IAA’s gross margins increased in fiscal 2002 to 20% from 16% in fiscal 2001.  IAA’s sales in fiscal 2002 primarily consisted of denim jeans and knit shirts to private label customers.  The increase in gross margins is a result of IAA being able to purchase its products at a lower cost and/or sell the products at a higher price.  IAA’s sales to its private label customers usually have lower margins than the sales of the Company’s other divisions.  It is anticipated that IAA’s branded division will experience higher gross margins than its private label business as a result of IAA’s ability to obtain higher prices for its branded apparel products.

The increase in IAA margins offset decreases in other subsidiaries resulting in an overall increase in the collective margin.  The Company’s collective gross margin may fluctuate in future periods based upon which segments operating subsidiary and operating division accounts for a larger percentage of sales.

Selling, General and Administrative Expense

The Company’s selling, general and administrative (“SG&A”) expenses increased in 2002 by approximately 161% from $3,191,000 in 2001 to $8,325,000 in 2002.  The increase in SG&A expenses is largely a result of an increase in expenses to support the Company’s revenues growth during the period.  During the period the Company incurred a notable increase in wages, advertising, travel, professional fees, sales shows and other expenses related to the Company’s revenue growth.

Accessory

Innovo.  Innovo’s SG&A expenses increased by approximately 111% to $2,963,000 in fiscal 2002 compared to fiscal 2001.  Innovo’s increase in SG&A expenses is largely attributable to expenses which were necessary to support or associated with Innovo’s increase in revenues.  During fiscal 2002, Innovo’s wages increased by approximately 103% to $842,000 as Innovo added staff members at its headquarters in Knoxville and to its showroom in New York City.  Additionally, Innovo’s wages increased from the addition of employees at Innovo’s sourcing office IHK in Hong Kong.  Innovo’s commission expense increased by 132% to $292,000 during the period due to the increase in commission based revenues.

Royalties expense for fiscal 2002 increased by 215% to $270,000 mainly in response to the increase in the sales of Bongo® related products and the royalty expense associated therewith.  Innovo’s distribution costs also increased by approximately 50% during the period as a result of the expense associated with distributing a greater amount of product.

Nasco Products International, Inc.

The Company’s accessory business in the international marketplace had previously been conducted through the Company’s Nasco Products International, Inc. (“NPII”).  NPII had international licensing rights for certain sports and character related trademarks.  NPII sold accessory products primarily in Europe bearing the trademarks.  In 1999, NPII ceased operations in the international accessory market.  At such time, NPII was in disagreement with certain licensors in regards to the terms and royalty commitments under the licensing agreements.  In 1999, NPII accrued $104,000 against the potential liability associated with the agreements.  In fiscal 2002, NPII reversed into SG&A expense the accrual due to the fact there has not been material activity in regards to the agreements over the last three fiscal years.   See “Business--Licensing Agreement and Intellectual Properties.”

Apparel

Joe’s.  With fiscal 2002 being Joe’s first twelve-month cycle of business, its SG&A expenses increased significantly during the period compared to the prior year.  Joe’s results for fiscal 2002 also include the additional expenses associated with the operation of JJJ.  Joe’s SG&A expenses increased by approximately 425% to $3,245,000 in fiscal 2002 compared to $618,000 in fiscal 2001.  Joe’s wage expense increased significantly during fiscal 2002 as a result of the increase in staff to support Joe’s growth.  With Joe’s royalty and commission expense being a function of Joe’s revenues, these expenses increased substantially in fiscal 2002 as a result of Joe’s increasing revenues.  During fiscal 2002 as part of Joe’s marketing campaign, Joe’s participated in numerous sales shows and advertised the Joe’s brand in national print publications.  As a result in fiscal 2002 Joe’s sales show expense increased by 232% to $166,000 and its advertising expenses increased by 294% to $264,000 compared to fiscal 2001.   Joe’s factoring expense increased to $41,000 in fiscal 2002 in response to the increase in the number of receivables Joe’s factored.

IAA.   IAA’s SG&A expenses in fiscal 2002 increased to $761,000 from $83,000 in fiscal 2001 a 817% increase.  As noted previously, fiscal 2002 was IAA’s first full twelve-month business cycle.  IAA’s wages increased in fiscal 2002 to $492,000 from $77,000 in fiscal 2001.  During the period, IAA had $46,000 of sales samples with no sales sample expense in fiscal 2001.  IAA’s factor expense increased to $130,000 in fiscal 2002 as a result of an increase in the amount of receivables IAA factored and an extra factor fee charged to IAA for the factoring of one of IAA’s significant customers.  See “Liquidity and Capital Resources” in Managements Discussion and Analysis of Financial Condition and Results of Operations.

Other

IGI.    IGI, which reflects the corporate expenses of the Company and operates under the “other” segment does not have revenues.  For fiscal 2002, IGI’s expenses, excluding interest, depreciation and amortization, increased by approximately 17.4% to $1,375,000 compared to $1,171,000 in fiscal 2001.  The most notable increase in expense for IGI is the increase in its professional fees and insurance expenses.  For fiscal 2002, IGI’s professional fee’s expense increased approximately 49% compared to fiscal 2001.  The increase in professional fees is largely attributable to additional legal and accounting fees.  IGI’s insurance expense increased by 22% as a result of an increase in the cost of the Company’s Director and Officer insurance and as a result of an increase in the cost of general liability insurance for the Company’s growing operations.   IGI’s remaining expenses did not differ materially compared to fiscal 2001.

IRI.    During fiscal 2002, IRI had approximately $61,000 of professional fees which were represented in the SG&A under the Company’s other segment.  These professional fees were primarily associated with the formation of IRI and professional fees necessary for the completion of the investments made by IRI during the period.  See “Business—Investments.”

Depreciation and Amortization Expenses

Depreciation and Amortization expenses for the Company increased in fiscal 2002 to $256,000 from $167,000 in fiscal 2001, an increase of 53%.  The increase is primarily attributable to IAA’s amortization of the non-compete agreement entered into in August 2001, pursuant to the terms of the knit acquisition.  The non-compete agreement has been valued at $250,000 and is being amortized over two years, based upon the term of the agreement.  IAA’s amortization expense in fiscal 2001 was $35,000 compared to $120,000 in fiscal 2002.  See Note 3 “Acquisitions,” in the Notes to the Consolidated Financials.

The Company’s combined deprecation expense totaled $86,000, with LMI’s depreciation of the Springfield facility representing $40,000 of the depreciation total.  The remaining depreciation expense is associated with the depreciation of small operational assets such as furniture, fixtures, leasehold improvements, machinery and software.

Interest Expense

The Company’s combined interest expense for the year ended November 30, 2002 increased by approximately $327,000 to $538,000 compared to $211,000 fiscal 2001.  The Company’s interest expense is primarily associated with its factoring and inventory lines of credit, the knit acquisition purchase note and the note associated with the Company’s former manufacturing facility and headquarters in Springfield, TN.  See “Business—Properties” and “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Accessory

Innovo.  For fiscal 2001, Innovo’s interest expense was $139,000 compared to $33,000 in fiscal 2001.  This represents interest expense incurred from borrowings under Innovo’s factoring agreement and inventory line of credit.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Apparel

Joe’s.  Joe’s interest expense for fiscal 2002 was approximately $29,000 as a result of the fact that Joe’s does not factor all of its receivables and thus does not borrow against these receivables under its factoring agreement and carries these receivables as “house accounts.”  Joe’s interest expense does include borrowings under its inventory line of credit.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

IAA.  IAA’s interest expense increased significantly during fiscal 2002 as a result of IAA factoring a vast majority of its receivables and then borrowing funds against these receivables.   See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” Additionally, IAA’s interest expense increased as a result of interest payments associated with the knit acquisition note which was issued as part of the purchase of the knit division from Azteca and the creation of IAA.  See Note 3, “Acquisitions” in the Notes to the Consolidated Financials.   For fiscal 2002, IAA’s interest expense increased by approximately 377% to $310,000 compared to fiscal 2001.

Other Income

The Company had other income of $61,000 in fiscal 2002 compared to other income of $81,000 in fiscal 2001.

LMI.  The decrease in income is largely attributable to a $90,000 expense the Company’s LMI subsidiary incurred as a result of repair expenses associated with the Company’s former manufacturing facility and headquarters in Springfield, TN. See “Business--Properties.”   During fiscal 2002, LMI’s operational expenses did not change materially.  LMI’s main operational expenses are maintenance and taxes.  However, during the year, LMI made significant renovations to the Springfield facility that totaled approximately $425,000 of which $335,000 was capitalized and $90,000 was expensed during fiscal 2002.  LMI operations are part of the Company’s “other” segment of business.

IRI.  Other Income in fiscal 2002 includes $173,000 of income from a management fee the IRI receives pursuant to an investment the Company made through its IRI subsidiary in the second quarter of 2002.  See “Business—Investments.”  IRI, which operates under the Company’s “other” business segment was formed during fiscal 2002 and thus did not have operations during fiscal 2001.  During fiscal 2002, IRI had approximately $61,000 of professional fees which were represented in the SG&A expense under the Company’s other segment.  These professional fees were primarily associated with the formation of IRI and professional fees necessary for the completion of the investments made by IRI during the period.  See “Business—Investments.”

The remaining other income is primarily associated with rental income generated from tenants who are occupying the Company’s former manufacturing facility located in Springfield, TN.

Net Income

               The Company’s net income of $572,000 for fiscal 2002 compared to a net loss of $618,000 in fiscal 2001.  The Company’s profitability is largely attributable to the significant increase revenues in fiscal 2002 compared to fiscal 2001 and the Company’s ability to maintain its gross margins during fiscal 2002.  The Company’s expenses increased significantly in fiscal 2002, however, the Company’ higher gross profit offset the increase in revenues, resulting in net income for the period.

Results of Operations

The following table sets forth certain statement of operations data for the years indicated:

	Years Ended
	(in thousands)
	12/01/01	11/30/00	$ Change	% Change
Net Sales	$9,292	$5,767	$3,525	61
Costs of Goods Sold	6,333	5,195	1,138	22_
Gross Profit	2,959	572	2,387	417
Selling, General & Administrative	3,191	4,147	(956)	(23)
Write down of long-term assets	--	600	(A)	(A)
Other	--	116	(A)	(A)
Depreciation & Amortization	_167_	250_	(83)_	(33)_
Income (Loss) from Operations	(399)	(4,541)	4,142	91
Interest Expense	(211)	(446)	(235)	(53)
Other Income (expense)	__81_	(69)_	150_	(A)_
Income (Loss) Before Income Taxes and extraordinary item	(529)	(5,056)	4,527	90
Income Taxes	_89_	--__	89_	(A)_
Income (Loss) before extraordinary item	(618)_	(5,056)	4,438	88_

Extraordinary Item	--__	(1,095)	(A)_	(A)_

Net Income (Loss)	$ (618)	$(6,151)	$ 5,533	90

(A)  Not Meaningful

Reportable Segments

During fiscal 2001, the Company operated in two segments, accessories and apparel.  The accessories segment represents the Company’s historical line of business as conducted by Innovo. The apparel segment is comprised of the operations of Joe’s and IAA, both of which began in 2001, as a result of acquisitions. The Company’s real estate operations and corporate activities are categorized under “other.”  The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

Prior to November 30, 2000, the Company had two reportable segments, domestic and international, based on the business activities from which they earned revenues or incurred expenses.  During 2000, the Company significantly reduced its international sales efforts and ceased to operate under the international segment in 2001.  Both of the segments, however, were in the accessory business.  Therefore, the following discussion will compare the domestic and international segments for 2000 with the accessory segment for 2001.

The following table sets forth certain statement of operations data by segment for the years indicated (in thousands):
December 1, 2001	Accessories	Apparel	Other (A)	Total

Revenues, net	$ 5,642	$ 3,650	$ –	$ 9,292
Gross profit	1,751	1,208	–	2,959
Depreciation and amortization	45	35	87	167
Interest expense	32	79	100	211

(A)  Other includes corporate expenses and assets and expenses related to real estate investments.

November 30, 2000	Domestic	International	Total

Revenues, net	$ 5,686	$ 81	$ 5,767
Gross profit	558	14	572
Depreciation and amortization	250	–	250
Interest expense	446	–	446
2001 to 2000	Accessories (Domestic & International)		Apparel		Other (A)
	$ Change	% Change	$ Change	% Change	$ Change	% Change

Revenues, net	$ (125)	(2.2)	$ 3,650	(B)	$ –	–
Gross profit	1,179	206	1,208	(B)	–	–
Depreciation and amortization	(205)	(455)	35	(B)	87	100
Interest expense	(414)	(1,294)	79	(B)	100	100

(B)  Not Meaningful

Comparison of Fiscal Year Ended December 1, 2001 to Fiscal Year Ended November 30, 2000

               During Fiscal 2001, the Company began operations in the apparel segment.  With the additional revenues from the Company’s apparel segment, net revenues for the year ended December 1, 2001 increased by $3,525,000 or 61.1% from $5,767,000 in 2000 to $9,292,000 in 2001.  While sales for the

Company’s accessory segment remained flat in 2001.

Accessory

               Innovo.  The Company’s accessory segment had revenue of approximately $5,642,000 in fiscal

2001 compared to $5,767,000 in fiscal 2000.  During fiscal 2000, the Company implemented significant changes to the Company’s operations including the restructuring of the Company’s manufacturing and distribution operations.  Consequently, with a majority of the Company’s resources and efforts during fiscal

2000 focused on completing the corporate restructuring, the Company’s revenues decreased in fiscal 2001.

The decrease is primarily attributable to the Company’s limited manufacturing and marketing capacity during the period.  See Note 1 “Restructuring of Operations” in the Notes to the Consolidated Financials.

Apparel

               During fiscal 2001, the Company entered into the apparel business through the acquisition of the licensing rights to the Joe’s Jeans label from JD Design, LLC and through the acquisition of the knit division of Azteca Production International, Inc.  See Note 3 “Acquisitions” in the Notes to the

Consolidated Financials.  The Company’s apparel segment accounted for combined sales of $3,650,000 in fiscal 2001.

               Joe’s.  Since the acquisitions of the licensing rights in February of 2001, Joe's Jeans sales for the period totaled $1,520,000.  During fiscal 2001, Joe’s primarily sold denim jeans to high-end department stores and boutiques located in the United States.

               IAA.  IAA's revenues since August of 2001, totaled $2,130,000.  IAA’s main product categories in fiscal 2001 were denim jeans and knit tops, which IAA sold to private label customers.

Gross Margin

               The Company's gross margin percentage increased from 10% in fiscal 2000 to 32% in fiscal 2001.

Accessory

               Innovo.  Innovo’s gross margin for fiscal 2000 was approximately 10%.  During fiscal 2000, the

Company closed its domestic manufacturing and distribution facilities in Knoxville, TN, which produced and distributed products for the Company’s accessory segment of business conducted by Innovo.  As a result, in fiscal 2000, Innovo incurred a $300,000 inventory adjustment for liquidated inventory thus increasing Innovo’s cost of goods.  Furthermore, as a result of closing its manufacturing and distribution operations, Innovo wrote off  $250,000 of capitalized overhead that was associated with its production facility and the manufacturing process.  The impact of these adjustments significantly reduced Innovo’s gross margin in fiscal 2000.  In fiscal 2001, Innovo’s gross margin was approximately 32%, more in line with its historical gross margins.

Apparel

               IAA.  IAA’s gross margins were approximately 16% in fiscal 2001.  IAA  primarily provides products to private label apparel customers and its gross margins for fiscal 2001 were in line with industry norms for the private label industry.

               Joe’s.  Joe’s gross margins in fiscal 2001 were approximately 57%.  Joe’s did not have operations in fiscal 2000.

Selling General and Administrative Expenses

               The Company’s SG&A expenses decreased in 2001 by 23% from $4,147,000 in 2000 to

$3,191,000 in 2001.  The change in SG&A expense resulted primarily from the Company's restructuring efforts taken in fiscal 2001.  See Note 1 “Business Description—Restructuring of Operations” to the Notes

to the Consolidated Financial Statements.  Additional savings resulted from the Company's restructuring and reduction in headcount, which commenced in 2000 and ended in 2001.

Depreciation and Amortization

               The Company’s depreciation and amortization expenses were not significantly different from 2000 to 2001 due to the lack of significant purchases of fixed assets and intangible assets during 1999.

Interest Expense

               The Company’s interest expense for the year ended December 1, 2001 decreased by $235,000 to

$211,000 as a result of decreased borrowing from the Company's factoring facility and the Company's higher cash reserves offset by interest on $3.6 million of debt related to the knit division acquisition.  See

Note 3 “Acquisitions” in the Notes to the Consolidated Financials.

Other Income

               Other Income (expense) was income of $81,000 in 2001 compared to expense of $69,000 in 2000.

The increase can largely be attributed to rental income of approximately $70,000 derived from tenants in the Company's former headquarters in Springfield, TN and other miscellaneous income of  $13,000, offset by a $2,000 loss on the sale and/or disposal of the equipment resulting from the closure of the Company's manufacturing facility and sale of real estate property owned by the Company in Lake Worth, FL.

Net Loss

The Company’s losses decreased from $6,151,000 in fiscal 2000 to a loss of $618,000 for fiscal 2001.  The decrease is primarily a function of the increase in revenues the Company experienced in fiscall 2001, the return of the Company’s gross margins to levels consistent with its historical gross margins and the decrease in expenses associated with the Company’s restructuring efforts during fiscal 2000.  See Note 1 “Business Description--Restructuring of Operations” in the Notes to the Consolidated Financials.

Seasonality

            The Company's business is seasonal.  The majority of the marketing and sales activities take place from late fall to early spring.  The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with the Company's second and third fiscal quarters and the

Company's fiscal year.  Cash flow is strongest in the Company’s third and fourth fiscal quarters.  During the first half of the calendar year, the Company incurs the expenses of maintaining corporate offices,

administrative, sales employees, and developing the marketing programs and designs for the majority of its sales campaigns.  Inventory levels also increase during the first half of the year in anticipation of sales during the third and fourth quarters.  Consequently, during the first half of each calendar year,

corresponding to the Company's first and second fiscal quarters, the Company utilizes substantial working capital and its cash flows are diminished, whereas the second half of the calendar year, corresponding to the

Company's third and fourth fiscal quarters, generally provides increased cash flows and the build-up of working capital.

Liquidity and Capital Resources

               The Company’s primary sources of liquidity are cash flows from operations, trade payables credit from vendors and related parties and borrowings from the factoring of accounts receivables.

               Cash generated from operating activities during fiscal 2002 was $1,504,000 compared to a cash use in operations of $632,000 in fiscal 2001.  The increase is a result of an increase in accounts receivable of $1,490,000 and a $3,330,000 increase in inventory purchases offset by current liability increases of $1,742,000, related party increases of $3,440,000 and net income of $572,000.  Cash generated by operating activities funded the purchase of additional property, plant and equipment expenditures and the repayment of the current principal payments associated with the Company’s long-term debt.

               In fiscal 2000, cash used in operating activities was $632,000 for the year ended December 1, 2001 compared to $4,598,000 in fiscal 2000.  The use of cash primarily resulted from the Company’s net loss, an increase in accounts receivables of $882,000 and a reduction in accounts payable and accrued expenses of $1,064,000 offset by a decrease in inventory of $933,000 and an increase in amounts due to related parties of $698,000.

               Cash used in operating activities was $4,598,000 resulting primarily from the Company’s net loss, an increase in inventory of $1,375,000 offset by decreases in accounts receivables $566,000 and a decrease in accounts payable and accrued expenses of $282,000.

The Company has experienced operating losses and negative cash flows from operations during the years ended December 1, 2001 and November 30, 2000.  The Company is dependent on credit arrangements with suppliers and factoring agreements for working capital needs. From time to time, the Company has obtained short-term working capital loans from senior members of management and from members of the Board of Directors, and conducted equity financing through private placements. See Notes 11, 14 and 17 in the Notes to the Consolidated Financials for a further discussion of the financing arrangements.

               The Company relied on the following primary sources to fund operations during fiscal 2002:

              -               A financing agreement with CIT Group, Inc. ("CIT”)

-              Cash reserves

-              Trade payables credit with its domestic and international suppliers

               -              Trade payables credit from related parties

      On June 1, 2000, the Company, through its three main operating subsidiaries, Joe’s, Innovo, and IAA, entered into a financing agreement with CIT for the factoring of the Company’s accounts receivables.  Pursuant to the terms of the agreements the Company, at its option, can sell its accounts receivables to CIT and then borrow up to 85% of the amount factored against the receivables on a non-recourse basis, provided that CIT approves the receivables in advance. The Company may at its option also factor non-approved receivables on a recourse basis. The Company continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer.   The agreements call for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% on funds borrowed against the factored receivables or 6.5% per annum.

In August 2002, Joe’s and Innovo amended their factoring agreements with CIT to include an inventory based line of credit.  According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum.  The Company is currently restricted in regards to how much CIT will loan against the inventory.  The restrictions currently limit the amount Joe’s and Innovo can borrow against its inventory at $400,000 for each subsidiary.

As of November 30, 2002, the Company had borrowed the maximum amount available to the Company under the inventory line from CIT.  The CIT agreements may be terminated by CIT with 60 days notice by CIT, or on the anniversary date, by the Company provided 60 days written notice is given.   The agreements with CIT expire on June 1, 2003.  The Company believes that it will be able to renew the agreements with CIT or will be able to find similar financing with another financing organization on similar terms.  The Company is currently reviewing its cash requirements and availability on the factoring lines with CIT.

               Based on the Company’s anticipated internal growth in 2003, the Company believes that it will be necessary to obtain additional working capital sources in order to meet the operational needs associated with such growth.  The Company believes that it will address these needs by increasing the availability of funds offered to the Company under its financing agreements with CIT or other financial institutions.  The Company is currently seeking additional working capital if it can be obtained at suitable terms.  The Company may be required to obtain additional capital through debt or equity financing.

The Company believes that any additional capital, to the extent needed, may be obtained from the sale of equity securities or through short-term working capital loans.  However, there can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations.  The Company intends to pursue acquisitions that may result in the Company raising additional capital through debt or equity financing.  The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company’s revenues or profitability.

Crossman Loan

On February 7, 2003 the Company entered into a loan agreement with Marc Crossman, a member of the Company’s Board of Directors.  The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003 for an aggregate loan value of $500,000. In the event of default, each phase is collateralized by 125,000 shares of the Company’s common stock as well as a general claim on the assets of the Company, subordinate to existing lenders.  Each phase matures six months and one day from the date of its respective funding, at which point the principal amount and any accrued interest is due in full. The loan carries an 8% annualized interest rate with interest due on a monthly basis.  The loan may be repaid by the Company at any time during the term of the loan without penalty.  Further, the Company has the option to extend the term of the loan for an additional period of six months and one day at anytime before maturity.  The disinterested directors of the Company approved the loan from Mr. Crossman.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	2002	2001

First mortgage loan on Springfield property	$ 558	$ 625
Promissory note to Azteca	786	1,000
Promissory note to Azteca	2,043	2,600
Total long-term debt	3,387	4,225
Less current maturities	756	845
	$ 2,631	$ 3,380

The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, TN (with a carrying value of $1,220,000 at November 30, 2002), and by an assignment of key-man life insurance on the President of the Company, Pat Anderson, in the amount of $1 million. The loan bears interest at 2.75% over the lender’s prime rate per annum (which was 7.50% at November 30, 2002 and December 1, 2001) and requires monthly principal and interest payments of $9,900 through February 2010. The loan is also guaranteed by the Small Business Administration (SBA). In exchange for the SBA guarantee, the Company, Innovo, NPII, and the President of the Company, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.  See Note 9 “Long Term Debt” in the Notes to the Consolidated Financial Statements.

In connection with the acquisition of the knit division from Azteca, the Company issued promissory notes in the face amounts of $1.0 million and $2.6 million, which bear interest at 8.0% per annum and require monthly payments of $20,276 and $52,719, respectively. The notes have a five-year term and are unsecured.  See Note 3 “Acquisitions” in the Notes to the Consolidated Financials.

The $1.0 million note was subject to adjustment in the event that the sales of the knit division did not reach $10.0 million during the 18-month term following the closing of the Acquisition. The principal amount was to be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the knit division during the 18 months following the Acquisition.  For the 18-month period following the closing of the knit acquisition, nets sales for the knit division exceeded the $10 million threshold.

In the event that the Company determines, from time to time, at the reasonable discretion of the Company’s management, that its available funds are insufficient to meet the needs of its business, the Company may elect to defer the payment of principal due under the promissory notes for as many as six months in any one year (but not more than three consecutive months) and as many as eighteen months, in the aggregate, over the term of the notes. The term of the notes shall automatically be extended by one month for each month the principal is deferred, and interest shall accrue accordingly.  As of November 30, 2002, the Company has not elected to defer any payments due under the promissory notes.

At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to the Company for the exercise of issued and outstanding stock warrants that are owned by Azteca or its affiliates (including Commerce).

               The following table sets forth the Company’s contractual obligations and commercial commitments as of November 30, 2002:

Contractual ObligationAL

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years
After 5 years

Long Term Debt	$3,387	$756	$1,700	$884	$86
Operating Leases	662	138	239	285	--
Other Long Term Obligations-Minimum Royalties	1,394	71	898	425	--

Critical Accounting Policies

            Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 “Critical Accounting Policies” to the Notes to the Consolidated Financials.

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns have historically not been material.

During the years ended November 30, 2002 and December 1, 2001, allowances for co-op and other advertising programs when calculated as a percentage of sales to a customer have been recorded as a reduction of gross sales. In prior years all advertising allowances were recorded as a components of selling, general and administrative expenses.

Shipping and Handling Costs

During the year ended November 30, 2002, the Company outsourced its distribution function to Commerce. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases the Company is responsible for the cost of freight to deliver goods to the customer.   Shipping and handling costs were approximately $588,000 and $172,000 for the year ended November 30, 2002 and December 1, 2001, respectively, and are included in selling, general and administrative expenses.

Accounts Receivable—Allowance for Returns, Discounts and Bad Debts

The Company evaluates the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and chargebacks based on the Company’s historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due us could be reduced by a material amount.

As of November 30, 2002, the balance in the allowance for returns, discounts and bad debts reserves was $383,000, compared to $164,000 at December 1, 2001.

Inventory

The Company’s inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory.

Valuation of Long-lived and Intangible Assets and Goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

•              a significant underperformance relative to expected historical or projected future operating results;

•              a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

               •              a significant negative industry or economic trend.

When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. No impairment indicators existed as of November 30, 2002.

In 2002, the Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” became effective.  This statement establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company has not amortized goodwill.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.

Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding Federal, state and international issues that are currently unresolved. The Company routinely monitors the potential impact of these situations and believes that it is properly reserved.

Contingencies

The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”This standard sets forth the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company’s fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.”  As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged.  Innovo is currently evaluating the impact that this statement may have on any potential future extinguishments of debt.  Upon adoption of SFAS No. 145, Innovo will reclassify items previously reported as extraordinary items as a component of operating income on the accompanying statements of income.

During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transaction and Disclosure, an amendment to FASB Statement No. 123.”  This Statement requires more extensive interim disclosure related to stock based compensation for all companies and for companies that elect to use the fair value method for employee stock compensation, permits additional transition methods.  This statement is effective for fiscal years ending after December 15, 2002, with early adoption regarding annual disclosure encouraged.  Innovo is currently evaluating the impact of adoption of this standard.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement No. 146).  Under Statement No. 146, it addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will adopt Statement No. 146 in the first quarter of 2003 and do not expect the adoption to have a material effect on its results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not plan on changing its method of accounting for stock-based employee compensation and will comply with the new disclosure requirements beginning with its annual report and Form 10-K for the year ending November 29, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the knit acquisition. See Note 3 “Acquisitions” in the Notes to the Consolidated Financials.  Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing.

Interest Rate Risk

The Company’s long-term debt bears a fixed interest rate. However, because the Company’s obligations under its receivable and inventory financing agreements bear interest at floating rates (primarily JPMorgan Chase prime rate), the Company is sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates that affect the Company’s financial instruments would have a material impact on earning or cash flows during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency, and from foreign-denominated revenues translated into U.S. dollars.  Our primary foreign currency exposures relate to the Joe’s Jeans Japan subsidiary and resulting Yen Investments.  The Company believes that a 10.0% adverse change in the Yen rate in respect to the US dollar would not have a material impact on earning or cash flows during the next fiscal year because of the relatively small size of the subsidiary compared to the rest of the Company.

The Company generally purchases its products in U.S. dollars. However, the Company sources most of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies.  Changes in currency exchange rates may also affect the relative prices at which the Company and its foreign competitors sell products in the same market.  The Company currently does not hedge its exposure to changes in foreign currency exchange rates.   The Company cannot assure  that foreign currency fluctuations will not have a material adverse impact on the Company’s financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS

See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” for the Company’s financial statements and notes thereto, and the financial statement schedule filed on part of this report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

PART III

               The information required by Part III (Item 10-Directors and Executive Officers, Item 11-Excecutive Compensation, Item 12-Security Ownership of Certain Beneficial Owners and Management and Item 13-Certain Relationships and Related Transactions) is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A relating to our 2003 annual meeting of stockholders.

Item 14.  Controls and procedures

               (a) Evaluation of disclosure controls and procedures.  Our chief executive officer/chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

               (b) Changes in internal controls.  There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules.  Reference is made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this report.  All other schedules are omitted because they are not applicable or the required information is shown in the Company’s financial statements or the related notes thereto.

               (b)          Reports on Form 8-K

               None

      (c)  Exhibits

Exhibit Number	Description	Reference No.
3.1	Fifth of Amended and Restated Certificate of Incorporation of Registrant.	10.73
3.2	Amended and Restated Bylaws of Registrant.*	4.2 (5)
4.1	Article Four of the Registrant's Amended and Restated Certificate of Incorporation (included in Exhibit 3.1)*
4.2	Certificate of Resolution of Designation, Preferences and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A dated April 4, 2002
4.3
Amendment to Certificate of Resolution of Designation, Preferences and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A, dated April 14, 2002.

10.1	Registrant's 1991 Stock Option Plan.*	10.5 (2)
10.3	Note executed by NASCO, Inc. and payable to First Independent Bank, Gallatin, Tennessee in the principal amount of $950,000 dated August 6, 1992.*	10.21 (2)
10.4	Deed of Trust between NASCO, Inc. and First Independent Bank, Gallatin, Tennessee dated August 6, 1992.*	10.22 (2)
10.5	Authorization and Loan Agreement from the U.S. Small Business Administration, Nashville, Tennessee dated July 21, 1992.*	10.23 (2)
10.6	Indemnity Agreement between NASCO, Inc. and First Independent Bank, Gallatin, Tennessee.*	10.24(2)
10.7	Compliance Agreement between NASCO, Inc. and First Independent Bank, Gallatin, Tennessee dated August 6, 1992.	10.25 (2)
10.8	Assignment of Life Insurance Policy issued by Hawkeye National Life Insurance Company upon the life of Patricia Anderson‑Lasko to First Independent Bank, Gallatin, Tennessee dated July 31, 1992.*	10.26 (2)
10.9	Guaranty of Patricia Anderson‑Lasko on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992.*	10.27 (2)
10.10	Guaranty of Innovo Group Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992.*	10.28 (2)
10.11	Guaranty of Innovo, Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992.*	10.29 (2)
10.12	Guaranty of NASCO Products, Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992.*	10.30 (2)
10.22	Form of Common Stock Put Option.*	10.61 (6)
10.28	License Agreement dated January 24, 1994 between NFL Properties Europe B.V. and NASCO Marketing, Inc.*	10.66 (9)
10.29	License Agreement dated July 7, 1997 between National Football League Properties, Inc. and Innovo Group Inc.
10.32	Form of Amendment to Common Stock Put Option.*	10.72 (9)
10.33	Agreement dated July 31, 1995 between NASCO Products, Inc. and Accessory Network Group, Inc.*	10.1 (11)
10.36	License Agreement dated August 9, 1995 between Innovo, Inc. and NHL Enterprises, Inc.*	10.49 (12)
10.37	License Agreement dated August 9, 1995 between NASCO Products International, Inc. and NHL Enterprises, B.V.*	10.50 (12)
10.38	License Agreement dated December 15, 1995 between Major League Baseball Properties, Inc. and Innovo Group Inc.*	10.51 (12)
10.39	License Agreement dated October 6, 1995 between Major League Baseball Properties and NASCO Products International, Inc.*	10.52 (12)
10.40	omitted
10.41	omitted
10.42	Merger Agreement dated April 12, 1996 between Innovo Group Inc. and TS Acquisition, Inc. and Thimble Square, Inc. and the Stockholders of Thimble Square, Inc.*	10.1 (13)
10.43	Property Acquisition Agreement dated April 12, 1996 between Innovo Group Inc., TS Acquisition, Inc. and Philip Schwartz and Lee Schwartz.*	10.2 (13)
10.45	License Agreement between Innovo Group Inc. and Warner Bros. dated June 25, 1996.*	10.45(15)
10.46	License Agreement between Innovo Group Inc. and Walt Disney dated September 12, 1996.*	10.46(15)
10.47	Indenture of Lease dated October 12, 1993 between Thimble Square, Inc. and Development Authority of Appling County, Georgia*	10.47(15)
10.48	Lease dated October 1, 1996 between Innovo, Inc. and John F. Wilson, Terry Hale, and William Dulworth*	11.48(15)
10.49	Incentive Stock Option between Samuel J. Furrow, Jr. and Innovo Group Inc.*	10.49(16)
10.50	Incentive Stock Option between Samuel J. Furrow and Innovo Group Inc.*	10.50(16)
10.51	Incentive Stock Option between Robert S. Talbott and Innovo Group Inc.*	10.51(16)
10.53	Manufacturing and Distribution Agreement between Nasco Products International and Action Performance Companies, Inc.*	10.53(16)
10.56	Sale Agreement of property in Pembroke, GA between Thimble Square and H.N. Properties, L.L.C.*	10.56(16)
10.57	Lease Agreement between Furrow-Holrob Development, L.L.C. and Innovo Group, Inc.*	10.57(16)
10.58	Promissory Note dated October 29, 1999 between Innovo Group Inc. and Samuel J. Furrow*	10.58(17)
10.59	Promissory Note dated November 22, 1999 between Innovo Group Inc. and Samuel J. Furrow*	10.59(17)
10.61	License Agreement with Roundhouse*	10.61(17)
10.62	License Agreement with Paws, Inc.*	10.62(17)
10.63	Commerce Investment Group, LLC Common Stock and Warrant Purchase Agreement*	10.63(18)
10.64	Commerce Investment Group, LLC Purchase Warrant Agreement*	10.64(18)
10.65	Investor Rights Agreement pertaining to the Commerce Investment Group, LLC Common Stock and Warrant Purchase Agreement*	10.65(18)
10.66	Commerce Investment Group, LLC Purchase Warrant Agreement*	10.66(18)
10.67	Legal Opinion of Sims, Moss, Kline and Davis, LLP*	10.67(18)
10.68	Business Plan*	10.68(18)
10.69	Transfer Instructions pertaining to the delivery of the Common Stock and Warrants purchased by Commerce Investment Group, LLC*	10.69(18)
10.70	Disclosure Schedule*	10.70(18)
10.71	Samuel Furrow, Jr. Stock Purchase Agreement*	10.71(18)
10.72	Samuel Furrow, Sr. Common Stock Purchase Agreement*	10.72(18)
10.73	Fifth of Amended and Restated Certificate of Incorporation of Registrant*	10.73(22)
10.74	Mizrachi Group Stock Purchase Agreement*	10.74(22)
10.75	Mizrachi Group Investor Rights Agreement*	10.75(22)
10.76	Mizrachi Group Warrant Agreement A*	10.76(22)
10.77	Mizrachi Group Warrant Agreement B*	10.77(22)
10.78	Mizrachi Group Transaction Disclosure Schedule*	10.78(22)
10.79	JD Design, LLC Common Stock and Warrant Purchase Agreement*	10.79 (20)
10.80	JD Design, LLC Stock Purchase Warrant*	10.80 (20)
10.81	Employment Agreement, Joe Dahan*	10.81(20)
10.82	Option Agreement, Joe Dahan*	10.82 (20)
10.83	Joe’s Jeans Licensing Agreement*	10.83 (20)
10.84	Innovo-Azteca Apparel, Inc. Purchase Agreement*	2.1 (21)
10.85	Form of Investment Letter*	10.85(23)
10.86	Form of Limited Partnership Agreement*	10.86(23)
10.87	Form of Sub-Asset Management Agreement*	10.87(23)
10.88

Distribution  of  Cash  Flow  and  Capital  Events  Proceeds Letter Agreement dated April 5, 2002, by and between  Innovo Realty, Inc., Innovo  Group  Inc., Income  Opportunity  Realty  Investors,  Inc., Transcontinental  Realty  Investors,  Inc.,  American  Realty Investors, Inc., and Metra Capital, LLC*

10.88(23)

10.89
Distribution of Capital Events Letter Agreement dated April 5, 2002, by and between Metra Capital, LLC, Innovo Realty, Inc., Innovo Group Inc., Income  Opportunity Realty  Investors, Inc.,  Transcontinental Realty Investors, Inc., and American Realty Investors, Inc.*

10.89(23)

10.90

Reimbursement of Legal Fees Letter Agreement dated April 5, 2002, by and between  Innovo  Realty,  Inc.,  Innovo  Group  Inc.,  Income Opportunity Realty Investors, Inc.,  Transcontinental  Realty Investors, Inc., American  Realty  Investors,  Inc., and Third                               Millennium Partners, LLC*

10.90(23)
10.91	Short Form Licensing Agreement with Mattel for Hot Wheel® License	10.91
10.92	Bongo® License Agreement Extension	10.92
10.93	License Agreement for Lil Bow Wow Trademark	10.93
10.94	Canadian Distribution Agreement with Sophistowear	10.94
21	Subsidiaries of the Registrant*	21 (13)
23.1	Consent of Ernst & Young, LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(18)        Current Report on Form 8-K/A of Innovo Group Inc. (file 0-18926) dated September 15, 2000.

(19)        Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 2000.

(20)        Quarterly Report on Form 10-Q of Innovo Group Inc. (file 0-18926) dated April 15, 2001.

(21)        Current Report on Form 8-K of Innovo Group Inc. (file 0-18926) dated September 10, 2001.

(22)        Annual Report on Form 10-K of Innovo Group Inc. (file 0-18926) for the year ended November 30, 2001.

(23)        Quarterly Report on Form 10-Q of Innovo Group Inc. (file 0-18926) dated July 25, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVO GROUP INC.

By:         /s/ Samuel J. Furrow, Jr.

Samuel J. Furrow, Jr.

Chief Executive Officer

                                                                           March 17, 2003

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel J. Furrow, Jr., his or her attorney-in-fact, each with the power of substitution for him or any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature and Title Date

/s/ Samuel J. Furrow, Jr.	March 17, 2003
Samuel J. Furrow, Jr.
Chief Executive Office, Chief Operating Officer,
Acting Chief Financial Officer and Director
(Principal Executive Officer and
Principal Accounting Officer)

/s/ Patricia Anderson	March 17, 2003
Patricia Anderson
President and Director

/s/Samuel J. Furrow, Sr.	March 17, 2003
Samuel J. Furrow, Sr.
Chairman of the Board and Director

/s/ Marc B. Crossman	March 17, 2003
Marc B. Crossman
Director

/s/ Daniel Page	March 17, 2003
Daniel Page
Director

/s/ Dr. John Looney	March 17, 2003
Dr. John Looney
Director

Form of Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

CERTIFICATION BY SAMUEL JOSEPH FURROW, JR. AS CHIEF EXECUTIVE OFFICER

I, Samuel Joseph Furrow, Jr. certify that:

1.  I have reviewed this annual report on Form 10-K of Innovo Group Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                                                                          /s/ Samuel Joseph Furrow, Jr.

                                                                                          Samuel Joseph Furrow, Jr.

Chief Executive Officer

Form of Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

CERTIFICATION BY SAMUEL JOSEPH FURROW, JR. AS ACTING CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

I, Samuel Joseph Furrow, Jr. certify that:

1.  I have reviewed this annual report on Form 10-K of Innovo Group Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                          /s/ Samuel Joseph Furrow

                                                                                          Samuel Joseph Furrow, Jr.

Acting Chief Financial Officer (Principal Accounting Officer)

Innovo Group and Subsidiaries

Index to Consolidated Financial Statements

Audited Financial Statements:                                                                                                                       Page

Report of Independent Auditors

Board of Directors

Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 2002 and December 1, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 30, 2002 and December 1, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                                                                         /s/  Ernst & Young, LLP

Los Angeles, California

February 4, 2003

Innovo Group Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	November 30 2002	December 1 2001
Assets
Current assets:
Cash and cash equivalents	$ 222	$ 292
Accounts receivable and due from factor, net of allowance for uncollectible accounts of $383 (2002) and $164 (2001)	2,737	1,466
Inventories	5,710	2,410
Prepaid expenses and other assets	279	180
Total current assets	8,948	4,348

Property, plant and equipment, net	1,419	973
Goodwill	4,271	4,271
Intangible assets, net	487	655
Other assets	18	–
Total assets	$ 15,143	$ 10,247

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,438	$ 697
Due to related parties	4,250	806
Current maturities of long-term debt	756	845
Total current liabilities	7,444	2,348

Long-term debt, less current maturities	2,631	3,380

Commitments and contingencies

8% redeemable preferred stock, $0.10 par value: Authorized shares – 5,000 Issued and outstanding shares 193,976 (2002) and none (2001)	–	–

Stockholders’ equity:
Common stock, $0.10 par value: Authorized shares – 40,000 Issued and outstanding shares – 14,901 (2002) and 14,921 (2001)	1,491	1,491
Additional paid-in capital	40,343	40,277
Accumulated deficit	(33,507)	(34,079)
Accumulated other comprehensive loss	(19)	-
Promissory note – officer	(703)	(703)
Treasury stock, 58,410 (2002) and 29,410 (2001)	(2,537)	(2,467)
Total stockholders’ equity	5,068	4,519
Total liabilities and stockholders’ equity	$ 15,143	$ 10,247

See accompanying notes.

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended
	November 30 2002	December 1 2001	November 30 2000

Net sales	$ 29,609	$ 9,292	$ 5,767
Cost of goods sold	19,839	6,333	5,195
Gross profit	9,770	2,959	572

Operating expenses:
Selling, general and administrative	8,325	3,191	4,147
Restructuring and other charges:
Asset impairment	–	–	600
Other	–	–	116
Depreciation and amortization	256	167	250
	8,581	3,358	5,113
Income (loss) from operations	1,189	(399)	(4,541)

Interest expense	(538)	(211)	(446)

Other income (expense), net	61	81	(69)
Income (loss) before income taxes and extraordinary item	712	(529)	(5,056)
Income taxes	140	89	–
Income (loss) before extraordinary item	572	(618)	(5,056)
Loss on early extinguishments of debt	–	–	(1,095)
Net income (loss)	$ 572	$ (618)	$ (6,151)

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Operations (continued)

(In thousands, except per share data)

	Year ended
	November 30 2002	December 1 2001	November 30 2000

Income (loss) per share – basic:
Income (loss) before extraordinary item	$ 0.04	$ (0.04)	$ (0.62)
Extraordinary item	–	–	(0.13)
Net income (loss)	$ 0.04	$ (0.04)	$ (0.75)

Income (loss) per share – diluted:
Income (loss) before extraordinary item	$ 0.04	$ (0.04)	$ (0.62)
Extraordinary item	–	–	(0.13)
Net income (loss)	$ 0.04	$ (0.04)	$ (0.75)

Weighted average shares outstanding: Basic	14,856	14,315	8,163
Diluted	16,109	14,315	8,163

See accompanying notes.

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except number of shares)

			Additional		Accumulated Other	Promissory		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Note	Treasury	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Officer	Stock	Equity

Balance, November 30, 1999	6,299,032	$ 629	$ 31,540	$ (27,310)	$ –	$ (703)	$ (2,426)	$ 1,730
Issuance of common stock for debt conversion	1,787,365	179	1,821	–	–	–	–	2,000
Sale of common stock, net of offering expenses of $216	5,634,867	563	4,521	–	–	–	–	5,084
Issuance of warrants	–	–	1,095	–	–	–	–	1,095
Net loss	–	–	–	(6,151)	–	–	–	(6,151)
Balance, November 30, 2000	13,721,264	1,371	38,977	(33,461)	–	(703)	(2,426)	3,758
Issuance of common stock for acquisitions	1,200,000	$ 120	$ 1,249	$ –	$ –	$ –	$ –	$ 1,369
Common stock offering expenses	–	–	(35)	–	–	–	–	(35)
Expense associated with options and warrants	–	–	86	–	–	–	–	86
Treasury stock purchased	–	–	–	–	–	–	(41)	(41)
Net loss	–	–	–	(618)	–	–	–	(618)
Balance, December 1, 2001	14,921,264	1,491	40,277	(34,079)	(--)	(703)	(2,467)	4,519

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except number of shares)

			Additional		Accumulated Other	Promissory		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Note	Treasury	Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Officer	Stock	Equity

Balance, December 1, 2001	14,921,264	$ 1,491	$ 40,277	$ (34,079)	$ --	$ (703)	$ (2,467)	$ 4,519
Net income	–	–	–	572	–	–	–	572
Foreign Currency translation adjustment	–	–	–	–	(19)	–	–	(19)
Comprehensive Income	–	–	–	–	–	–	–	553
Common stock offering expenses	–	–	(25)	–	–	–	–	(25)
Expense associated with options and warrants	–	–	91	–	–	–	–	91
Cancelled shares	(20,000)	–	–	–	–	–	–	–
Treasury stock purchased	–	–	–	–	–	–	(70)	(70)
Balance, November 30, 2002	14,901,264	$ 1,491	$ 40,343	$ (33,507)	$ (19)	$ (703)	$ (2,537)	$ 5,068

See accompanying notes.

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	November 30 2002	December 1 2001	November 30 2000

Operating activities
Net income (loss)	$ 572	$ (618)	$ (6,151)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities
Loss on early extinguishments of debt	–	–	1,095
Stock options and warrants issued for services	91	86	–
Loss on disposal of fixed assets	90	2	99
Depreciation and amortization	256	167	250
Asset impairment	–	–	600
Change in allowance for bad debt	219	128	(117)
Changes in current assets and liabilities:
Accounts receivable and due from factor	(1,490)	(882)	566
Inventories	(3,300)	933	(1,375)
Prepaid expenses and other	(117)	(86)	45
Accounts payable and accrued expenses	1,742	(1,064)	282
Due to related parties	3,444	698	108
Other	(3)	4	–
Net cash provided by (used in) operating activities	1,504	(632)	(4,598)

Investing activities
Capital expenditures	(622)	(61)	(76)
Net proceeds from sale of fixed assets	–	1,082	43
Purchase of Knit Division	–	(36)	–
Proceeds from real estate investment, distributions related to preferred stock	436	–	–
Payment of distributions and redemptions related to preferred stock	(436)	–	–
Cash provided by (used in) investing activities	(622)	985	(33)

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year ended
	November 30 2002	December 1 2001	November 30 2000
Financing activities
Additional borrowings	$ –	$ –	$ 1,420
Repayments of notes payable and long-term debt	(838)	(1,164)	(644)
Treasury stock purchases	(70)	(41)	–
Proceeds from issuance of common stock, net	(25)	(35)	5,034
Net cash (used in) provided by financing activities	(933)	(1,240)	5,810

Effect of exchange rate changes on cash	(19)	–	–

Net (decrease) increase in cash and cash equivalents	(70)	(887)	1,179
Cash and cash equivalents, at beginning of year	292	1,179	–
Cash and cash equivalents, at end of year	$ 222	$ 292	$ 1,179

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 519	$ 110	$ 415
Cash paid for taxes	$ 28	$ –	$ –

During fiscal 2002, the Company issued 195,295 shares of its cumulative non-convertible preferred stock with an 8% coupon in exchange for real estate partnership interests.

See accompanying notes.

1. Business Description

Innovo Group Inc.’s (the “Company”) principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets.  The Company operates its consumer products business through three wholly-owned, operating subsidiaries, Innovo, Inc. (“Innovo”), Joe’s Jeans, Inc. (“Joe’s), and Innovo Azteca Apparel, Inc. (“IAA”) with Innovo and Joe’s having two wholly-owned operating subsidiaries, Innovo Hong Kong Limited (“IHK”) and Joe’s Jeans Japan, Inc. (“JJJ”), respectively.  All of the Company’s products are manufactured by independent contractors located in Los Angeles, Mexico and the Far East, including, Hong Kong, China, Korea, Vietnam and India.  The products are then distributed out of Los Angeles or directly from the factory to the customer.

In April 2002, the Company entered into the real estate investment business by purchasing limited partnership interests in 22 limited partnerships that subsequently acquired limited partnerships in 28 apartment buildings consisting of approximately 4,000 apartment units. The Company also owns its former headquarters located in Springfield, TN, which it currently leases to third parties.  The Company operates its real estate business through two wholly-owned operating subsidiaries:  Leasall Management, Inc. ("LMI”) and Innovo Realty Inc. (“IRI”).  See “Real Estate Transactions” to the Notes to the Consolidated Financials.

During fiscal year 2001, the Company changed its fiscal year end from November 30 of each year to the Saturday closest to November 30. For fiscal year 2002 and 2001, the years ended on November 30, 2002 and December 1, 2001.

Restructuring of Operations

During fiscal 2000, the Company restructured its operations to focus on its core product categories with the highest volume and profit margin. The Company also raised additional working capital and converted certain indebtedness to equity. See Note 14. The restructuring was undertaken as a condition to the equity investment by Commerce Investment Group, LLC (“Commerce”), a strategic investment partner. See Note 11.  In an effort to reduce product costs and increase gross profit, the Company shifted manufacturing to third-party foreign manufacturers and has outsourced the distribution function to Commerce to increase the effectiveness of the distribution network and reduce freight costs. In September 2000, the Company completed the closure of its Knoxville, Tennessee, manufacturing and distribution operations and realigned these functions in accordance with terms under certain supply and distribution agreements with Commerce.

These agreements provide for Commerce or its designated affiliates to manufacture and supply specified craft products to the Company at agreed upon prices. In addition, Commerce provides distribution services to the Company for its craft products for an agreed upon fee, including warehousing, shipping and receiving, storage, order processing, billing, customer service, information systems, maintenance of inventory records, and all direct labor and management services. These agreements, which expired in 2002, were renewed for a two-year term ending 2004 and are renewable thereafter for consecutive two-year terms unless terminated by either party with 90 days notice. Purchases of craft goods and distribution services during the initial term were subject to a minimum of $3,000,000, which the Company purchased from

1. Business Description (continued)

Restructuring of Operations (continued)

Commerce during the first term of the agreement. See Note 14.  No minimum obligation is required for the renewal periods.

Pursuant to the Commerce transaction and related agreements, the Company relocated its distribution operations to Los Angeles, California, and transitioned its craft manufacturing needs to Mexican production facilities operated by an affiliate of Commerce. The Company continues to maintain a sales and administrative staff in Knoxville for the operations of the Innovo subsidiary.

In addition to the foregoing, the Company also terminated the operations of Nasco Products International, Inc. (“NPII”) during fiscal 2000, which had been unprofitable and approved a plan to dispose of certain real property which was not central to the Company’s ongoing operations.

In connection with these restructuring activities, the Company incurred certain one-time charges. These charges include the loss on disposal of fixed assets, salaries and other costs to exit the Knoxville operations, relocation costs, loss on inventory liquidation and impairment charges related to real properties held for disposal. Inventory liquidation losses totaling $300,000 are included in cost of goods sold and the loss on sale of fixed assets of $99,000 is included as a component of other expense in the accompanying consolidated statements of operations for the year ended November 30, 2000. The remaining charges have been included in Restructuring and other charges in the accompanying consolidated statements of operations for the year ended November 30, 2000, no accruals related to the restructuring activities remained at November 30, 2002.

The Company has experienced operating losses and negative cash flows from operations during the years ended December 1, 2001 and November 30, 2000.  The Company is dependent on credit arrangements with suppliers and factoring agreements for working capital needs. From time to time, the Company has obtained short-term working capital loans from senior members of the management and the Board of Directors, and conducted equity financing through private placements (See Notes 11 and 14).

During the year ended November 30, 2002, the Company had net income and had sales growth that resulted from an increase in Innovo’s accessory business and the acquisition of Joe’s and IAA during the year ended December 1, 2001.

The Company is anticipating a continued increase in organic growth during 2003.  The Company believes that it may need to obtain additional working capital in order to meet the operational needs associated with such growth.  The Company believes that it will address these needs by increasing the availability of funds offered to the Company under its financing agreements with CIT or other financial institutions.  Nonetheless, the Company may be required to obtain additional capital through debt or equity financing.  See “Liquidity and Capital Resources” in Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when the Company ships products to its customers and title to the products transfers to the customers. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns have historically not been material and are provided for at the time the revenue is recognized.

Allowances for co-op and other advertising programs, when based on a percentage of sales to a customer, have been recorded as a reduction of gross sales.

Shipping and Handling Costs

The Company outsources its distribution functions to Commerce. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases the Company is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $588,000 and  $172,000 for the year ended November 30, 2002, and December 1, 2001, respectively, and are included in selling, general and administrative expenses.

Earnings (loss) Per Share

Net income (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, “Earnings Per Share.”

Comprehensive Income (loss)

Assets and liabilities of the Japan and Hong Kong divisions are translated at the rate of exchange in effect on the balance sheet date, income and expenses are translated at the average rates of exchange prevailing during the year.  The functional currency in which the Company transacts business is the Japanese yen and Hong Kong dollar.  Comprehensive income consists of net income and foreign currency gains and losses resulting from translation of assets and liabilities.

Advertising Costs

Advertising costs are expensed as incurred, except for brochures and catalogues that are capitalized and amortized over their expected period of future benefits.  Capitalized costs related to catalogues and

2. Summary of Significant Accounting Policies (continued)

Advertising Costs (continued)

brochures are included in prepaid expenses and other current assets.  Advertising expenses included in selling, general and administrative expenses were approximately $287,000, $114,000 and $8,000 for the periods ended November 30, 2002, December 1, 2001 and November 20, 2000, respectively.

Financial Instruments

The fair values of the Company’s financial instruments (consisting of cash, accounts receivable, accounts payable and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization.  Management believes it is not practicable to estimate the fair value of the first mortgage loan as the loan has a fixed interest rate secured by real property in Tennessee.  The Company neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended November 30, 2000, the Company recorded an impairment charge of $600,000, related to certain real and personal properties.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company has not amortized goodwill.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.  Based on the evaluation performed by the Company, there is no impairment to be recorded at November 30, 2002.

Cash Equivalents

The Company considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, accounts receivable and amounts due from factor. The Company maintains cash and cash equivalents with various financial institutions. Its policy is designed to limit exposure to any one institution. The Company performs periodic valuations of the relative credit rating of those financial institutions that are considered in the Company’s investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company’s customer base. However, at November 30, 2002 and December 1, 2001, $1,652,000 and $535,000, respectively of total non-factored accounts receivables, (or 60% and 57%) were due from four customers. The Company does not require collateral for trade accounts receivable, and, therefore, is at risk for up to $2,813,000 and $949,000 if these customers fail to pay. The Company provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the ageing of outstanding balances and other account monitoring analysis. Such losses have historically been within management’s expectations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets and includes capital lease amortization. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. Routine maintenance and repairs are charged to expense as incurred. On sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included in the determination of income.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Recently Issued Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.”  As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged.  Innovo is currently evaluating the impact that this statement may have on any potential future extinguishments of debt.  Upon adoption of SFAS No. 145, Innovo will reclassify items previously reported as extraordinary items as a component of operating income on the accompanying statements of income.

2.  Summary of Significant Accounting Policies (continued)

Recently Issued Financial Accounting Standards (continued)

During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transaction and Disclosure, an amendment to FASB Statement No. 123.”  This Statement requires more extensive interim disclosure related to stock based compensation for all companies and for companies that elect to use the fair value method for employee stock compensation, permits additional transition methods.  This statement is effective for fiscal years ending after December 15, 2002, with early adoption regarding annual disclosure encouraged.  Innovo is currently evaluating the impact of adoption of this standard.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”This standard sets forth the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company’s fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company does not believe it will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement No. 146).  Under Statement No. 146, it addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company will adopt Statement No. 146 in the first quarter of 2003 and does not expect the adoption to have a material effect on its results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement

148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not plan on changing its method of accounting for stock-based employee compensation and will comply with the new disclosure requirements beginning with its annual report and Form 10-K for the year ending November 29, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

3. Acquisitions

On August 24, 2001, the Company through its newly formed subsidiary Innovo Azteca Apparel Inc., (“IAA”) completed the first phase of a two phase acquisition (the “Acquisition”) of Azteca Production International, Inc.’s (“Azteca”) knit apparel division (“Knit Division”). Azteca is an affiliate of Commerce. Pursuant to the terms of the first phase closing, the Company has purchased the Knit Division’s customer list, the right to manufacture and market all of the Knit Division’s current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division (Phase I Assets). As consideration for the Phase I Assets, the Company has issued to Azteca, 700,000 shares of Company’s common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

The second phase of the Acquisition called for the Company to purchase for cash the inventory of the Knit Division prior to November 30, 2001, with the consideration not to exceed $3 million. The acquisition of the inventory was subject to the Company obtaining adequate financing. Upon the mutual agreement of both parties, the Company did not complete the second phase of the acquisition prior to the expiration date due to the Company’s in ability to obtain the necessary funding.

The Acquisition was accounted for under the purchase method of accounting for business combinations pursuant to FAS 141. Accordingly, the accompanying consolidated financial statements include the results of operations and other information for the Knit Division for the period from August 24, 2001 through December 1, 2001.

The Acquisition was consummated to allow the Company to continue its expansion into various segments of the apparel industry. The Company believes that the acquisition of the Knit Division, its customer list and certain personnel, will permit the Company to expand its customer base and product offerings. In the event that the sales of the Knit Division did not reach $10.0 million during the 18 month period following the closing date of the Acquisition, any remaining unpaid principal of the $1.0 million promissory note was to be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Knit Division during the 18-month period following the closing date. The $10 million threshold was met during the 18-month period following the closing date.

The purchase price of $4,521,000, including acquisition costs of $36,000, have been allocated to the non-compete agreement ($250,000) and the remainder to goodwill ($4,271,000). The non-compete agreement will be amortized over two years, based upon the term of the agreement. The total amount of the goodwill is expected to be deductible for income tax purposes.

The following table shows the Company’s unaudited pro forma consolidated results of operations for the fiscal years ended December 1, 2001 and November 30, 2000 assuming the Acquisition had occurred at the beginning of the respective year (in thousands):

(Unaudited) Pro Forma Year Ended
	December 1 2001	November 30, 2000

Net sales	$ 17,243	$ 23,649

Loss before extraordinary item	$ (406)	$ (3,589)

Net loss	$ (406)	$ (4,684)
Loss per share: basic and diluted	$ (0.03)	$ (0.53)

3.  Acquisitions (continued)

Joe’s Jeans License

The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of the companies been combined for the fiscal years included above.

On February 7, 2001, the Company acquired the licensing rights to the Joe’s Jeans label from JD Design, LLC (“JD”), along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of the Company’s Common Stock and, if certain sales and gross margin objectives are reached, a warrant, with a four year term, granting JD the right to purchase 250,000 shares of the Company’s common stock at a price of $1.00 per share. As of November 30, 2002, the sales and gross margin objectives had not been reached.

Additionally, the designer of the Joe’s Jeans line joined the Company as an employee and has received an option, with a four-year term, to purchase 250,000 shares of the Company’s common stock at $1.00 per share, vesting over 24 months. Under the terms of the license, the Company is required to pay a royalty of 3% of net sales, with additional royalty amounts due in the event the Company exceeds certain minimum sales and gross profit thresholds. The Company recorded $277,000 and $46,000 in royalty expense for the license in the years ended November 30, 2002 and December 1, 2001, respectively.

The purchase price of $480,000 was determined based upon the fair value of the 500,000 shares issued in connection with the acquisition. The entire purchase price was allocated to licensing rights that are being amortized over the 10-year term of the license.

Joe’s Jeans did not have substantial operations prior to the acquisition by the Company. The Company’s acquisition of Joe’s Jeans was done to allow the Company to expand its apparel offerings and to broaden the Company’s customer base to include specialty boutiques and high-end retail stores.

4. Inventories

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

	2002	2001

Finished goods	$ 5,741	$ 2,535
Raw materials	74	–
	5,815	2,535
Less allowance for obsolescence and slow moving items	(105)	(125)
	$ 5,710	$ 2,410

5.   Real Estate Transaction

IRI, the Company’s real-estate investment subsidiary headquartered in Commerce, CA, has invested in 22 limited partnerships.  On April 5, 2002, the Company issued 195,295 shares of its cumulative, non-convertible preferred stock with an 8% coupon (“Preferred Shares”), having a stated redemption value at $100 per share (approximately $19.5 million), to IRI in exchange for all 1,000 shares of IRI’s capital stock.

On that same day, IRI acquired a 30% limited partner interest in each of 22 separate limited partnerships (collectively, the “Limited Partnerships”) in exchange for the Preferred Shares.

Simultaneous with the acquisition by IRI of its interests in the Limited Partnerships, the Limited Partnerships acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units (the “Properties”). The aggregate purchase price of the Properties was $98,079,000.  The Limited Partnerships were organized for the sole purpose of purchasing the Properties.  The Preferred Shares were transferred by the IRI to the sellers of the Properties in partial payment of the purchase price of the Properties.  The allocation of the Preferred Shares among the Limited Partnership was based on the number of Preferred Shares applied to the purchase price of the Property acquired by such Limited Partnership.  The allocation of Preferred Shares was based on the contract price of the Property plus costs associated with the transaction (e.g. attorney’s fees, real estate tax prorations, etc.), less the loan amount, less the cash from the limited partner, less the buyer’s deposit.  The partners in each of the partnerships are: (i) IRI with a 30% limited partnership interest, (ii) Metra Capital, LLC with a 69% limited partnership interest and (iii) a 1% general partner which is unique to each partnership.

Each Limited Partnership owns different Properties.  Approximately 20% of the $98,079,000 aggregate purchase price was paid by the transfer of Preferred Shares to the sellers in partial payment of the purchase price.  The balance of the purchase price was funded by Metra Capital LLC and by financing provided by Bank of America.  The Bank of America Financing is in the approximate amount of $81,000,000 and is secured by the Properties, but neither the Company nor IRI have any obligations under that financing.  None of the Company’s Board Members or executive officers participated in the transaction.  However, Mr. Hubert Guez and Mr. Joseph Mizachi, both of whom are affiliates of the Company due to their 10% ownership or more of Company common stock, were investors in the partnerships.

The Preferred Shares 8% coupon is funded entirely and solely through partnership distributions received by the Company from cash flows generated by the operation and sale of the Properties. If sufficient funds are not available for the payment of a full quarterly 8% coupon, then partial payments shall be made to the extent funds are available.  Unpaid dividends accrue.  Partnership distribution amounts remaining after the payment of all accrued dividends must be used by the Company to redeem outstanding Preferred Shares.

The Preferred Shares have a redemption price of $100 per share. In the event that the partnership distributions received by the Company are insufficient to cover the 8% coupon or the redeem Preferred Shares, the Company will have no obligation to cover any shortcomings so long as all distributions from the partnership are properly applied to the payment of dividends and the redemption of Preferred Shares.  If, after all of the Properties are sold and the proceeds of the sale of the Properties and cash flow derived from such Properties have either been applied to the payment of the 8% coupon and the redemption of Preferred Shares or deposited into the sinking fund for that purpose, and the total amount of funds remaining in the Sinking Fund is insufficient to pay the full 8% coupon and the full Redemption Price for all then outstanding Preferred Shares, then the Company (or IRI) shall pay $1.00 in total into the Sinking Fund and the Redemption Price shall be adjusted so that it equals (x) the total amount in the sinking fund available for distribution, minus (y) all direct costs of maintaining the Sinking Fund and making distributions therefrom, divided by (z) the number of then outstanding Preferred Shares. The adjusted Redemption Price shall be and shall represent full and final payment for the redemption of all Preferred Shares.

IRI receives partnership distributions on the occurrence of Capital Events (property sales) and, quarterly “cash flow” distributions. Partnership distributions are made in descending priority with first priority going to the Metra Capital, LLC, then to Third Millennium Partners, LLC, an entity controlled by Mr. Joseph Mizrachi, then to IRI until all capital has been returned and certain specified returns are achieved.

Thereafter distributions are divided 70% to the Metra  Capital, LLC and 30% to IRI.  According to the original terms of the transaction, IRI is entitled to receive from Metra Management LLP a sub-management fees equal to 1% of the gross annual revenues from the Properties, plus an additional incentive management fee equal to 1% of the gross annual revenue less administrative costs, entity maintenance costs, third party professional fees, travel costs, costs of property studies, etc. to the extent that there is excess cash flow (i.e., cash remaining after payment of debt service, all other amounts due in connection with the mortgage and all property expenses then due and payable, including, the 1% of gross annual revenues the IRI is to receive.  In an effort to simplify the amounts owed under the Sub Asset Management Fee agreement, the parties to the sub-asset management fee agreement have agreed to a quarterly payment of $85,000 as satisfaction of amounts owed to IRI under the sub-asset management fee agreement.  Neither IRI nor the Company have any obligation to apply any fees paid to IRI or the Company under the sub-asset management fee agreement to the payment of the 8% coupon or the redemption of Preferred Shares.

The Company has not given accounting recognition to the value of its investment in the Limited Partnerships, because the Company has determined that the asset is contingent and will only have value to the extent that cash flows from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Preferred Shares.  The Company is obligated to pay the 8% coupon and redeem the Preferred Shares from its partnership distributions, prior to the Company being able to recover the underlying value of its investment.  Additionally, the Company has determined that the Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of the Company’s control.  No value has been ascribed to the Preferred Shares for financial reporting purposes as the Company is obligated to pay the 8% coupon or redeem the shares only if the Company receives cash flow from the Limited Partnerships adequate to make the payments.  The Company has included the quarterly management fee paid to IRI in other income using the accrual basis of accounting.

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	2002	2001

Nonrecourse receivables assigned to factor, net	$ 307	$ 681
of advances
Nonfactored accounts receivable	2,813	949
Allowance for customer credits and doubtful accounts	(383)	(164)
	$ 2,737	$ 1,466

On June 1, 2001, the Company entered into accounts receivable factoring agreements with the CIT Group, Inc. (“CIT”) which may be terminated with 60 days notice by CIT, or on the anniversary date, by the Company provided 60 days written notice is given. Under the terms of the agreement, the Company has the option to factor receivables, with CIT on a non-recourse basis, provided that CIT approves the receivable in advance. The Company may at its option also factor non-approved receivables on a recourse basis. The Company continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. The Company has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables.

6. Accounts Receivable (continued)

On August 20, 2002, the Company’s Innovo and Joe’s subsidiaries each entered into amendments to their respective factoring agreements which permit the subsidiaries to obtain advances of up to 50% of the eligible inventory, as defined, up to $400,000 each.  According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum.

7.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Useful Lives (Years)	2002	2001

Building, land and improvements	8-38	$ 1,582	$ 1,248
Machinery and equipment	5-10	258	120
Furniture and fixtures	3-8	212	163
Transportation equipment	5	13	13
Leasehold improvements	5-8	14	4
		2,079	1,548
Less accumulated depreciation and amortization		(660)	(575)
Net property, plant and equipment		$ 1,419	$ 973

Depreciation expense aggregated $86,000 and $88,000 for the years ended November 30, 2002 and December 1, 2001.

8.  Intangible Assets

Identifiable intangible assets resulting from acquisitions consist of the following (in thousands):

	2002	2001

License rights, net of $88 and $40 accumulated amortization for 2002 and 2001, respectively	$ 392	$ 440
Covenant not to compete, net of $155 and $35 accumulated amortization for 2002 and 2001, respectively	95	215
	$ 487	$ 655

Amortization expense related to the licensing rights and covenant not to compete total $168 and $75 for the years ended November 30, 2002 and December 1, 2001, respectively.  Aggregate amortization expense will be approximately $143, $48, $48, $48, $48 and $152 for fiscal years ending November 29, 2003 through November 30, 2007 and thereafter, respectively.

9.  Long-Term Debt

Long-term debt consists of the following (in thousands):

	2002	2001

First mortgage loan on Springfield property	$ 558	$ 625
Promissory note to Azteca	786	1,000
Promissory note to Azteca	2,043	2,600
Total long-term debt	3,387	4,225
Less current maturities	756	845
	$ 2,631	$ 3,380

The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, TN (with a carrying value of $1,220,000 at November 30, 2002), and by an assignment of key-man life insurance on the chief executive officer of the Company in the amount of $1 million. The loan bears interest at 2.75% over the lender’s prime rate per annum (which was 7.50% at November 30, 2002 and December 1, 2001) and requires monthly principal and interest payments of $9,900 through February 2010. The loan is also guaranteed by the Small Business Administration (SBA). In exchange for the SBA guarantee, the Company, Innovo, NP International, and the President, Pat Anderson, of the Company have also agreed to act as guarantors for the obligations under the loan agreement.

In connection with the acquisition of the Knit Division from Azteca (see Note 3), the Company issued promissory notes in the face amounts of $1.0 million and $2.6 million, which bear interest at 8.0% per annum and require monthly payments of $20,276 and $52,719, respectively. The notes have a five-year term and are unsecured.

The $1.0 million note was subject to adjustment in the event that the sales of the Knit Division did not reach $10.0 million during the 18-month term following the closing of the Acquisition. The principal amount was to be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Knit Division during the 18 months following the Acquisition.  For the 18-month period following the closing of the Knit Acquisition, nets sales for the Knit Division exceeded the $10 million threshold.

In the event that the Company determines, from time to time, at the reasonable discretion of the Company’s management, that its available funds are insufficient to meet the needs of its business, the Company may elect to defer the payment of principal due under the promissory notes for as many as six months in any one year (but not more than three consecutive months) and as many as eighteen months, in the aggregate, over the term of the notes. The term of the notes shall automatically be extended by one month for each month the principal is deferred, and interest shall accrue accordingly.  As of November 30, 2002, the Company has not elected to defer any payments due under the promissory notes.

At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to the Company for the exercise of issued and outstanding stock warrants that are owned by Azteca or its affiliates (including Commerce).

9. Long-Term Debt (continued)

Principal maturities of long-term debt as of November 30, 2002 are as follows (in thousands):

2003	$ 756
2004	816
2005	884
2006	736
2007	109
Thereafter	86
Total	$ 3,387

10.  Income Taxes

The provision (credit) for domestic and foreign income taxes is as follows (in thousands):

	Year Ended
	November 30,	December 1,	November 30,
	2002	2001	2000
Current:
Federal	$–	$–	$–
State	94	89	–
Foreign	46	–	–
	140	89	–

Deferred:
Federal	–	–	–
State	–	–	–
Foreign	–	–	–
Total	$140	$89	$–

The source of income (loss) before the provision for taxes is as follows (in thousands):

	Year Ended
	November 30,	December 1,	November 30,
	2002	2001	2000
Federal	$599	$(529)	$(6,151)
Foreign	113	–	–

Total	$712	$(529)	$(6,151)

10.  Income Taxes (continued)

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$ 102	$ 66
Inventory	310	87
Benefit of net operating loss carryforwards	13,129	7,163
Capital loss carryfowards	280	–
Amortization of intangibles	(77)	–
Other	174	–
Gross deferred tax assets	13,918	7,316
Valuation allowance	(13,918)	(7,316)
Net deferred tax assets	$ –	$ –

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows (in thousands):

	2002	2001	2000

Computed tax provision (benefit) at the statutory rate	34%	(34)%	(34)%
State income tax	13	18	–
Foreign taxes in excess of statutory rate	2	–	–
Utilization of unbenefitted net operating loss carryforwards	45	–	–
Change in valuation allowance	16	34	34
	20%	18%	–

The Company has consolidated net operating loss carryforwards of approximately $38.6 million expiring through 2020. However, as the result of “changes in control” as defined in Section 382 of the Internal Revenue Code, a significant portion of such carryforwards may be subject to an annual limitation. Such limitation would have the effect of limiting to the future taxable income that the Company may offset through the year 2014 through the application of its net operating loss carryforwards.

The Company has been under audit by the state of Tennessee for the years 1994 through 1999.  The Company believes it has made adequate provision for taxes that may be due as a result of the audit.

11.  Stockholders’ Equity

Private Placements and Stock Issuance

During fiscal 2002, the Company did not issue any shares of common stock.  During fiscal 2002, the Company issued preferred shares in association with the purchase of limited partnerships in certain real estate properties.  See Note 4.

During 2001, in connection with the Acquisition of the Knit Division from Azteca (see Note 3), the Company issued 700,000 shares of its common stock, and in connection with the acquisition of the Joe’s Jeans license from JD, the Company issued 500,000 shares of the Company’s common stock and a warrant to purchase 250,000 shares of the Company’s common stock at a price of $1.00 per share, provided certain sales and gross margin targets are met.

During fiscal 2000, the Company issued 1,787,365 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock at $2.10 per share to the Furrow Group in exchange for the Furrow Group’s assumption of $1,000,000 of the Company’s debt and the cancellation of $1,000,000 of indebtedness owed to members of the Furrow Group. The issuance of the shares of common stock and warrants resulted in a $1,095,000 charge for the extinguishment of debt.

During fiscal 2000, the Company issued 592,040 shares of its common stock and warrants to purchase an additional 102,040 shares at $1.75 per share to private investors for $600,000. In August and October 2000, the Company issued an aggregate of 2,863,637 shares of common stock to Commerce for $3,000,000 in cash. In addition, Commerce received warrants to purchase an additional 3,300,000 shares of common stock with warrants for 3,000,000 shares of common stock exercisable over a three-year period at $2.10 per share. The remaining warrants for 300,000 shares of common stock are subject to a two-year vesting period and can be exercised over a five-year period, once vested at $2.10 per share. The proceeds were used to purchase inventory and services from Commerce and its affiliates and to repay certain outstanding debt.  In October and November 2000, the Company issued an aggregate of 2,125,000 shares of common stock and warrants to purchase an additional 1,700,000 shares of common stock in private placements to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. (the “Mizrachi Group”) for $1,700,000 in cash. The warrants expire three years from the date of issuance and are exercisable at $2 per share.

Warrants

The Company has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. At November 30, 2002, outstanding common stock warrants are as follows:

Exercise Price	Shares	Issued	Expiration

$1.75	102,040	July 2000	August 2003
$2.10	4,800,000	October 2000	October 2003
$2.00	1,700,000	October 2000	October 2003
$0.90	20,000	December 2001	December 2005
$1.50	100,000	March 2001	March 2004
$2.00	100,000	March 2001	March 2004
$2.50	50,000	March 2001	March 2004
$2.75	100,000	May 2002	May 2004
$2.50	75,000	June 2002	May 2004
$3.00	75,000	June 2002	May 2004
	7,122,040

All grants from 1996-2000 were made in connection with private placements of the Company’s common stock except for warrants to purchase 1,500,000 shares at $2.10 per share issued in October 2000. These warrants were issued in connection with the extinguishment of the Company’s indebtedness and were valued at $0.73 per share using the Black-Scholes method on the date of grant.

During 2002, the Company issued warrants to companies in exchange for certain services.  Warrants to purchase 100,000, 75,000 and 75,000 shares exercisable at $2.75, $2.50 and $3.00 per share, respectively, which were vested on the date of issuance and have a term of two years, were issued in exchange for services to be rendered over three, four and four year terms, respectively.

During 2001, the Company issued a warrant related to the Joe’s License to purchase 250,000 shares of common stock at a price of $1.00 per share, in the event that certain future sales and gross margin performance criteria are met.  This warrant has not been included in the table above as the performance criteria has not been met.

During 2001, the Company also issued warrants to a company in exchange for certain services. Warrants to purchase 20,000, 100,000, 100,000 and 50,000, shares exercisable at $0.90, $1.50, $2.00 and $2.50 per share, respectively, which were vested on the date of issuance and have a term of three years, were issued in exchange for services which are to be rendered over a four-year term.

Stock Based Compensation

In March 2000, the Company adopted the 2000 Employee Stock Option Plan (“2000 Employee Plan”). Incentive and nonqualified options for up to 1,000,000 shares of common stock may be granted to employees, officers, directors and consultants. The 2000 Employee Plan limits the number of shares that can be granted to any employee in one year and the total market value of common stock that becomes exercisable for the first time by any grantee during a calendar year. Exercise price for incentive options may not be less than the fair market value of the Company’s common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods and option terms are determined by the Board of Directors. The 2000 Employee Plan will expire in March 2010.

In September 2000, the Company adopted the 2000 Director Stock Incentive Plan (“2000 Director Plan”),

11.  Stockholders’ Equity (continued)

Stock Based Compensation (continued)

under which nonqualified options for up to 500,000 shares of common stock may be granted. Upon appointment to the board and annually thereafter during their term, each director will receive options for common stock with aggregate fair value of $10,000. These options are exercisable beginning one year from the date of grant and expire in ten years. Exercise price is set at 50% of the fair market value of the common stock on the date of grant. The discount is in lieu of cash director fees. The 2000 Director Plan will expire in September 2010.

During 2001, options were granted to purchase 832,564 shares of the Company’s common stock exercisable at $0.39 per share for members of the Board of Directors and $1.00 to $1.25 per share for employees. Exercise price is at or above the fair value of the common stock on the date of grant and ranges from $0.39 to $4.75 per share. Options are subject to vesting periods of zero to 48 months. In addition, during April 1998, an option to purchase 25,000 shares was granted to an employee of a finance company as additional collateral for a $650,000 loan to the Company. This option expires in 2003.

The Company follows the guidance set forth in APB No. 25 as it pertains to the recording of expenses from the issuance of incentive stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) would have been (in thousands except per share information):

	2002	2001	2000

Net income (loss) – as reported	$ 572	$ (618)	$ (6,151)
Net income (loss) – pro forma	432	(1,072)	(6,241)
Net income (loss) per common share – as reported: Basic	0.04	(0.04)	(0.75)
Diluted	0.04	(0.04)	(0.75)
Net income (loss) per common share – pro forma: Basic	0.03	(0.08)	(0.76)
Diluted	0.03	(0.08)	(0.76)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001, and 2000; expected volatility of 38%, 68% and 35%; risk-free interest rate of 6.0%, 6.0% and 6.17%; expected lives from one to four years and expected dividends of 0%. The Black‑Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity during the periods indicated is as follows:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	1,517,981	$ 2.33	685,417	$ 3.89	685,417	$ 3.89
Granted	40,000	1.00	832,564	1.06	–	–
Exercised	-	-	–	–	–	–
Forfeited	(300,000)	(3.28)	–	–	–	–
Outstanding at end of year	1,257,981	$ 2.07	1,517,981	$ 2.33	685,417	$ 3.89

Exercisable at end of year	1,220,452		1,305,443		541,667

Weighted average per option fair value of options granted during the year		$ 1.26		$ 0.59		$ –
Weighted average contractual life remaining		3.7 years		3.4 years

Exercise prices for options outstanding as of November 30, 2002 are as follows:

Number of Options	Exercise Price

25,000	$ 0.10
102,564	0.39
770,000	1.00-1.25
360,417	3.31-4.75
1,257,981

Earnings (Loss) Per Share

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	November 30 December 1 November 30
	2002	2001	2000
Basic EPS Computation:
Numerator	$572,000	$(618,000)	$(6,151,000)
Denominator:
Weighted average common shares outstanding	14,856,000	14,315,000	8,163,000

Total shares	14,856,000	14,315,000	8,163,000

Basic EPS	$0.04	$(0.04)	$(0.75)

Diluted EPS Computation:
Numerator	$572,000	$(618,000)	$(6,151,000)
Denominator:
Weighted average common shares outstanding	14,856,000	14,315,000	8,163,000
Incremental shares from assumed exercise of options and warrants	1,253,000	—	—

Total shares	16,109,000	14,315,000	8,163,000

Diluted EPS	$0.04	$(0.04)	$(0.75)

Potentially dilutive options and warrants in the aggregate of 8,397,000 and 7,372,000 in 2001 and 2000, respectively have been excluded from the calculation of the diluted loss per share for each of the two years ended December 1, 2001, as their effect would have been anti-dilutive.

12.  Commitments and Contingencies

Leases

The Company leases certain property, buildings, a showroom and equipment. Rental expense for the years ended 2002, 2001 and 2000 was approximately $136,000, $107,000 and $160,000, respectively. During September 2000, the Company entered into a lease agreement with a related party, which is owned by the Company’s Chairman, Sam Furrow, to lease office space in Knoxville, TN. The lease rate is $3,500 per month for approximately 5,000 square feet of office space, has a ten-year term and is cancelable with six months written notice.

12.  Commitments and Contingencies (continued)

The future minimum rental commitments under operating leases as of November 30, 2002 are as follows (in thousands):

2003	$ 138
2004	123
2005	116
2006	118
2007 and thereafter	167
Total future minimum lease payments	$ 662

License Agreements

On February 7, 2001, in connection with the acquisition of the Joe’s Jeans licensing rights, the Company entered into a ten-year license agreement that requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.

On March 26, 2001, the Company entered into a licensing agreement with Candies Inc. (“Candies”) pursuant to which the Company obtained the right to design, manufacture and distribute bags, belts and small leather/pvc goods bearing the Bongo® trademark. The agreement was amended on July 26, 2002 that extended the term of the licensing agreement commencing as of April 1, 2003 and continuing through March 31, 2007, unless the Bongo® brand is sold in its entirety, in which case the licensing agreement would terminate immediately. The Company pays Candies a 5% royalty on net sales and a 2% advertising fee on the net sales of the Company’s goods bearing the Bongo®  trademark. The Company is obligated to pay minimum royalties based upon the annual term of the royalty agreement in accordance with the following schedule:

2004	$ 50,000
2005	75,000
2006	87,500
2007	100,000
Total future minimum royalty payments	$ 312,500

Innovo's collegiate sports-licensed accessory products display logos, insignias, names, or slogans licensed from the various collegiate licensors.  Innovo holds licenses for the use of the logos and names of over 130 colleges for various products.  Each of the collegiate licensing agreements grants Innovo either an exclusive or non-exclusive license for use in connection with specific products and/or specific territories. The agreements are generally for a twelve to twenty four month period and generally call for Innovo to pay an eight percent royalty on goods sold bearing the marks.

Innovo had entered into a licensing agreement with Major League Baseball, which expired on December 31, 2002.  Subsequently, Innovo has reached a verbal agreement with Major League Baseball for an additional twelve month extension period for bag related products.  While Innovo is in the process of

12.  Commitments and Contingencies (continued)

formally memorializing the agreement, there are no guarantees that Innovo will be able to enter into a written agreement with Major League Baseball.  According to the terms of the understanding between Innovo and Major League Baseball, Innovo is to pay an eleven percent royalty on products sold bearing Major League Baseball logos with Innovo having the right to sell the products to concession, club retail outlets and premium customers in the United States.

License Agreements (continued)

While Innovo is continuing to develop products bearing the sport licenses, Innovo is placing more time and resources towards developing more fashion oriented product lines that the Company believes will have greater potential in the marketplace.

Innovo's craft line includes tote bags imprinted with the E.A.R.T.H. ("EVERY AMERICAN'S RESPONSIBILITY TO HELP") BAG trademark.  E.A.R.T.H. Bags are marketed as a reusable bag that represents an environmentally conscious alternative to paper or plastic bags.  Sales of E.A.R.T.H. Bags, while significant in Innovo's early years, have not been significant in the last five years.  The Company still considers the trademark to be a valuable asset, and has registered it with the United States Patent and Trademark Office. The Company has also applied for a trademark for its product lines known as "Friendship" and "Toteworks".

IAA has entered into a five-year licensing agreement with Mattel, Inc. to produce Hot Wheels® branded adult apparel and accessories in the United States, Canada and Puerto Rico.  Under the terms of the license agreement, IAA will produce apparel and accessory products targeted to men and women in the junior and contemporary markets.  The products lines will include active wear, sweatshirts and pants, outerwear, t-shirts, "baby tee's" for women, headwear, bags, backpacks and totes, which will be emblazoned with the familiar Hot Wheels flame logo.

The product line, which is scheduled to be released in 2003, will also include items sporting the Hot Wheels® 35th Anniversary logo, as a part of the brand's celebratory campaign for the year.  IAA may terminate the agreement in any year by paying the remaining balance of that years minimum royalty guarantees plus the subsequent years minimum royalty guarantees.  Royalties paid by IAA earned in excess of the minimum royalty requirements for any one given year, may be credited towards the shortfall amount of the minimum required royalties in any subsequent period during the term of the licensing agreement.

According to the terms of the agreement, IAA has the right to sublicense the accessory product’s category to Innovo.  The agreement calls for a royalty rate of seven percent royalty and a two percent advertising fee on the net sales of goods bearing the Hot Wheels® trademark.  In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement.

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement for the Lil Bow Wow license, granting IAA the right to produce and market products bearing the mark and likeness of the popular stage and screen performer.  The IAA division plans to create and market a wide range of apparel and coordinating accessories for boys and girls.  The license agreement between IAA, Bravado International Group, the agency with the master licensing rights to Lil Bow Wow, and LBW Entertainment, Inc. calls for the performer to make at least one public appearance every six months during the term of the agreement to promote the Lil Bow Wow products, as well as use his best efforts to promote and market these products on a daily basis.

Additional terms of the license agreement allows IAA to market boys and girls products bearing the Lil Bow Wow brand to all distribution channels, the right of first refusal on all other Lil Bow Wow related product categories during the term of the license agreement, and the right of first of refusal on proposed transactions by the licensor with third parties upon the expiration of the agreement.  The agreement calls for IAA to pay an eight percent royalty on the nets sales of goods bearing Lil Bow Wow related marks.  In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement.  Furthermore, IAA has the right to sublicense the accessory product’s category to Innovo.

The Company displays names and logos on its products under license agreements that require royalties ranging from 7% to 17% of sales. The agreements expired through December 2002 and require annual advance payments (included in prepaid expenses) and certain annual minimum payments. Royalty expense was $463,000, $132,000 and $373,000 for the years ending November 30, 2002, December 1, 2001, and November 30, 2000, respectively.

Litigation

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

13. Segment Disclosures

Current Operating Segments

Prior to November 30, 2000, the Company had two reportable segments based on the business activities from which they earned revenues or incurred expenses. The revenue-generating operations were segregated into the domestic and international segments based on the geographic markets in which the Company’s products were sold. These reportable segments were managed separately because they had different customers and distribution processes or had different business activities. During 2000, the Company significantly reduced its international sales efforts and ceased to operate as two reportable segments.

During 2002, the Company operated in two segments, Accessories and Apparel.  The Accessories segment represents the Company’s historical line of business as conducted by Innovo. The Apparel segment is comprised of the operations of Joe’s and IAA, both of which began in 2001, as a result of acquisitions. The Company’s real estate segment is represented by the operations and investments of the Company’s LMI and IRI subsidiaries.  The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

The Company evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for each reportable segment during the three years ended November 30, 2002, are as follows (in thousands):

November 30, 2002	Accessories	Apparel	Other (A)	Total

Revenues, net	$ 12,072	$ 17,537	$ –	$ 29,609
Gross profit	3,502	6,268	–	9,770
Depreciation and amortization	21	183	52	256
Interest expense	140	339	59	538

Segment assets	3,820	9,343	1,980	15,143
Expenditures for segment assets	70	97	455	622

(A)  Other includes corporate expenses and assets and expenses related to real estate investments.

December 1, 2001	Accessories	Apparel	Other (B)	Total

Revenues, net	$ 5,642	$ 3,650	$ –	$ 9,292
Gross profit	1,751	1,208	–	2,959
Depreciation and amortization	45	35	87	167
Interest expense	32	79	100	211

Segment assets	2,705	6,658	884	10,247
Expenditures for segment assets	32	–	29	61

(B)  Other includes corporate expenses and assets and expenses related to real estate investments.

November 30, 2000	Domestic (C)	International	Total

Revenues, net	$ 5,686	$ 81	$ 5,767
Gross profit	558	14	572
Depreciation and amortization	250	–	250
Interest expense	446	–	446
Extinguishment of debt	1,095	–	1,095

Segment assets	7,413	3	7,416
Expenditures for segment assets	76	–	76

(C)  Segment operating results include $600,000 charge for impairment of long-lived assets held for sale related to the Lake Worth, Florida, real estate property.

Operations by Geographic Areas

Information about the Company’s operations in the United States and Asia is presented below (in thousands). Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts.

	United States	Asia	Adjustments and Eliminations	Total
November 30, 2002
Sales	$27,707	$1,902	$—	$29,609
Inter-company sales	2,228	—	(2,228)	—

Total revenue	$29,935	$1,902	$(2,228)	29,609

Income from operations	$1,558	$115	$(524)	$1,189

Total assets	$13,693	$1,974	$(524)	$15,143

December 1, 2001
Sales	$9,292	$—	$—	$9,292
Inter-company sales	—	—	—	—

Total revenue	$9,292	$—	$—	$9,292

Income (loss) from operations	$(399)	$—	$—	$(399)

Total assets	$10,247	$—	$—	$10,247

November 30, 2000
Sales	$5,767	$—	$—	$5,767
Inter-company sales	—	—	—	—

Total revenue	$5,767	$—	$—	$5,767

Income (loss) from operations	$(4,541)	$—	$—	$(4,541)

Total assets	$7,416	$—	$—	$7,416

14. Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms’ length transactions with independent third parties.

Anderson Stock Purchase Agreement

Pursuant to a Stock Purchase Right Award granted in February 1997, the Company’s president purchased 250,000 shares of common stock (the Award Shares) with payment made by the execution of a non-recourse note (the Note) for the exercise price of $2.81 per share ($703,125 in the aggregate). The Note was due, without interest, on April 30, 2002, and was collateralized by the 1997 Award Shares.  The Note may be paid or prepaid (without penalty) by (i) cash, or (ii) the delivery of the Company’s common stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the common stock on the date of delivery.

On July 18, 2002, the Board of Directors voted in favor of extending the term of Note until April 30, 2005.  The remaining provisions of the Note remained the same.  At November 30, 2002, $703,000 remains outstanding under this promissory note.

Sam Furrow and Affiliate Loans

During the period from January 1999 to June 2000, Sam Furrow (Chairman of the Board of Directors) and affiliated companies made a total of 24 loans in an aggregate amount of $1,933,000 to the Company, primarily to finance the import of products from Asia and general operations. Each of the loans was unsecured and provided for interest compounding annually at a rate of from 8.5% to 10.0%. Most of the loans provided for a six-month term. Of the amounts loaned by Sam Furrow and his affiliates, $1,200,000 has been exchanged for common stock in 2000 and 1999 as described below under “Debt to Equity Conversions.” As of December 15, 2000, all amounts owed by the Company to Sam Furrow and affiliated companies were repaid.

Debt to Equity Conversions

On February 28, 2000, notes payable to Sam Furrow totaling $500,000 were converted to 423,729 shares of common stock at $1.18 per share, which approximated its fair value on the date of conversion. Sam and Jay Furrow (collectively the Furrow Group) also assumed $1,000,000 of the Company’s outstanding debt previously guaranteed by Sam Furrow. The debt consisted of $650,000 owed to Commerce Capital, Inc. (a Nashville, TN, based finance company) and $350,000 owed to First Independent Bank of Gallatin. On August 11, 2000, the Furrow Group converted the $1,000,000 of assumed indebtedness and $500,000 of notes payable to Sam Furrow for 1,363,637 shares of common stock at $1.10 per share (its approximate fair value) and warrants to purchase an additional 1,500,000 shares. The warrants are exercisable over a three-year term at $2.10 per share. The fair value of the warrants totaling $1,095,000 was recorded as a charge for the extinguishment of debt and a corresponding increase in additional paid-in capital. The conversion of the debt to equity was required by Commerce as a condition to its investment in the Company.

With respect to the debt to equity conversions discussed above, the Board of Directors determined that the purchases of common stock were made on fair terms and conditions and were in the Company’s best interests in order to increase the Company’s net tangible assets for NASDAQ listing compliance purposes. The per share price approximated recent trading prices with a reasonable discount due to the restricted nature of the issued shares. All of the shares issued pursuant to the debt conversions are restricted and are subject to registration rights.

Purchases of Goods and Services

As required under the terms of the Commerce investment, the Company’s Innovo subsidiary purchased its craft goods and distribution and operational services from Commerce in fiscal 2002 and fiscal 2001.  The  services purchased included but were not limited to accounts receivable collections, certain general accounting functions, inventory management and distribution logistics.  The following schedule represents Innovo’s purchases from Commerce during fiscal 2002 and fiscal 2001 (in thousands):

	Innovo
	2002	2001	2001
Goods	$ 3,317	$ 2,320	$ 3,108
Distribution Services	644	362	196
Operational Services	203	112	--
Total	$ 4,164	$ 2,794	$ 3,304

During fiscal 2002 and fiscal 2001, Joe’s and IAA purchased goods and services from Commerce.  Joe’s and IAA did not purchase goods or services from Commerce in 2000.  The purchases were made based on Joe’s and IAA’s needs during the period and were not made pursuant to contractual obligations.  The distribution expenses are reflected in the cost of goods sold in the Company’s financial statements.  The following schedule represents Joe’s and IAA’s purchases from Commerce (in thousands):

	Joe’s		IAA
	2002	2001	2002	2001
Goods	$ 6,102	$ 1,102	$ 6,171	$ 1,794
Distribution Services	107	20	--	--
Total	$ 6,209	$ 1,122	$ 6,171	$ 1,794

Additionally, the Company is charged an allocation expense from Commerce for expenses associated with the Company occupying space in Commerce’s Commerce, California facility and the use of general business machines and communication services.  These expenses totaled approximately $25,000 for fiscal 2002 and fiscal 2001.

The Company from time to time will advance or loan funds to Commerce for use in the production process of the Company’s goods or for other expenses associated with the Company’s operations. The Company believes that all the transactions conducted between the Company and Commerce were completed on terms that where competitive and at market rates.

JD Design, LLC

Pursuant to the license agreement entered into with JD Design, LLC under which the Company obtained the licensing rights to Joe’s Jeans, Joe’s is obligated to pay a 3% royalty on the net sales of all products bearing the Joe’s Jeans or JD trademark or logo. For fiscal 2002 and 2001, this amount totaled $277,000 and $46,000, respectively.

Azteca Production International, Inc.

In the third quarter of fiscal 2001, the Company acquired Azteca Productions International, Inc.’s Knit Division and formed the subsidiary Innovo-Azteca Apparel, Inc. Pursuant to equity transactions completed in 2000, the principals of Azteca Production International, Inc. became affiliates of the Company. The Company purchased the Division’s customer list, the right to manufacture and market all of the Knit Division’s current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division. As consideration, the Company issued to Azteca, 700,000 shares of Company’s common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.  Included in due to related parties is $2,250,000 at November 30, 2002 relating to amounts due to Commerce for goods and services described above.

15.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the two years (in thousands, except per share amounts)

2002	Quarter ended
	March 2	June 1	August 31	November 30

Net sales	$ 3,201	$ 6,802	$ 10,148	$ 9,458
Gross profit	912	2,345	3,357	3,156
Income (loss) before income taxes	(475)	223	932	32
Net income (loss)	(496)	207	820	41

Income (loss) per share: Basic	$ (0.03)	$ 0.01	$ 0.06	$ 0.00
Diluted	$ (0.03)	$ 0.01	$ 0.05	$ 0.00

2001	Quarter ended
	March 3	June 2	September 1	December 1

Net sales	$ 1,153	$ 1,968	$ 2,625	$ 3,546
Gross profit	499	746	951	763
Income (Loss) before income taxes	(103)	41	(16)	(451)
Net income (loss)	(103)	41	(16)	(540)

Income (loss) per share (basic and diluted):	$ (0.01)	$ 0.00	$ 0.00	$ (0.04)

16.  Subsequent Events (unaudited)

Crossman Loan

On February 7, 2003 the Company entered into a loan agreement with Marc Crossman, a member of the Company’s Board of Directors. The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003 for an aggregate loan value of $500,000. In the event of default, each phase is collateralized by 125,000 shares of the Company’s common stock as well as a general claim on the assets of the Company, subordinate to existing lenders. Each phase matures six months and one day from the date of its respective funding, at which point the principal amount and any accrued interest is due in full. The loan carries an 8% annualized interest rate with interest due on a monthly basis. The loan may be repaid by the Company at any time during the term of the loan without penalty. Further, the Company has the option   to extend the term of the loan for an additional period of six months and one day at anytime before maturity. The disinterested directors of the Company approved the Loan from Mr. Crossman.

Employee Benefits

On December 1, 2002, the Company established a tax qualified defined contribution 401(k) Profit Sharing Plan (the “Plan”).  All employees who have worked for the Company for 30 consecutive days may participate in the 401(k) Profit Sharing Plan.  The Company’s contributions may be made on a discretionary basis.  All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year the Company decides to do so.

Innovo Group Inc. and Subsidiaries

Schedule II

Valuation of Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expense	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts:
Year ended November 30, 2002	$ 164,000	$ 56,000	$ 163,000(A)	$	$ 383,000
Year ended November 30, 2001	36,000	128,000	–	–	164,000
Year ended November 30, 2000	153,000	99,000	–	216,000(B)	36,000

Allowance for inventories:	125,000	19,000		(39,000)	105,000
Year ended November 30, 2002	125,000				105,000
Year ended November 30, 2001	78,000	47,000	–	–	125,000
Year ended November 30, 2000	104,000	60,000	–	86,000	78,000

Allowance for deferred taxes:
Year ended November 30, 2002	7,316,000	6,602,000			13,918,00
Year ended November 30, 2001	6,032,000	1,284,000	–	–	7,316,000
Year ended November 30, 2000	4,267,000	1,765,000	–	–	6,032,000

(A)  Uncollected receivables written off, net of recoveries.

(B)  Amounts charged to sales returns and allowances