Form 10-K/A
period 2002-11-30
INNOVO GROUP INC
filed 2003-03-27
CIK 844143

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-K/A

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the r egistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate  by  check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) Yes [ ] No [ X ]

  The aggregate value of voting and non-voting common equity held by non-affiliates of the registrant as of March 14, 2003 was $16,234,000.

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant's common stock on the NASDAQ Stock Market, Inc. as of May 31, 2002, the last business day of the registrant's most recently completed second quarter, was $11,596,000 million.

  As  of    March 14, 2003  14,901,264  shares  of   common   stock  were
outstanding.

Documents incorporated by reference: The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant's 2003 annual meeting of stockholders.

INNOVO GROUP INC.
FORM 10-K
TABLE OF CONTENTS


PART I		                                             Page

Item 1.   Business                                                3
Item 2.   Properties                                             23
Item 3.   Legal Proceedings                                      23
Item 4.   Submission of Matters to a Vote of Security Holders    23

PART II

Item 5.   Market for the Company's Common Equity and Related
           Stockholder Matters                                   24
Item 6.   Selected Consolidated Financial Data                   25
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Result of Operations                    26
Item 7A.  Quantitative and Qualitative Disclosures about
           Market Risk                                           42
Item 8.   Financial Statements and Supplementary Data            43
Item 9.   Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosures                  43

PART III

Item 10.  Directors and Executive Officers of the Registrant     43
Item 11.  Executive Compensation                                 43
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                        43
Item 13.  Certain Relationships and Related Transactions         43
Item 14.  Controls and Procedures                                43

PART IV

Item 15.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   43

Signatures                                                       48
Certifications                                                   48

  FORWARD-LOOKING STATEMENTS. Statements contained in this Annual Report on Form 10-K and in future filings with the Securities and Exchange Commission (the "SEC"), in our press releases or in our other public or shareholder communications that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

  Factors that would cause or contribute o such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Managements Discussion and Analysis of Financial Condition and Results of Operations" set forth below. Innovo Group Inc. ("IGI") and its subsidiaries (collectively, the "Company")operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

  The   Company   undertakes  no  obligation  to   publicly   revise   these
forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

  IGI's Internet address is www.innovogroup.com, and the Company maintains a website at that address. The Company makes available on or through its Internet website, without charge, its annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and since December 18, 2001 those reports have been made available on our website on the day such material was electronically filed with the Securities and Exchange Commission or if not reasonably practical on that day, on the first business day following electronic filing with the SEC. In addition, any materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.  BUSINESS

Narrative Description of Business

  The Company's principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. We sell our products to over 1,000 different retail and private label customers and to distributors around the world. Retail customers purchase finish goods directly from the Company and then sell the product through their retail stores to the consumer marketplace. Private label customers outsource the production and sourcing of their private label products to the Company and then sell through their own distribution channels. Distributors purchase finished goods directly from the Company and then distribute to retailers in the international marketplace. Additionally, the Company owns, operates and invests in real estate ventures throughout the United States.

  The Company operates its consumer products business through three wholly-owned, operating subsidiaries, Innovo, Inc. ("Innovo"), Joe's Jeans, Inc. ("Joe's), and Innovo Azteca Apparel, Inc. ("IAA") with Innovo and Joe's having two wholly-owned operating subsidiaries, Innovo Hong Kong Limited ("IHK") and Joe's Jeans Japan, Inc. ("JJJ"), respectively. All of the Company's products are manufactured by independent contractors located in Los Angeles, Mexico and the Far East, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer.

  In April 2002, the Company entered into the real estate investment business by purchasing limited partnership interests in 22 limited partnerships that subsequently acquired limited partnerships in 28 apartment buildings consisting of approximately 4,000 apartment units. The Company also owns its former headquarters located in Springfield, TN, which it currently leases to third parties. The Company operates its real estate business through two wholly-owned operating subsidiaries: Leasall Management, Inc. ("LMI") and Innovo Realty Inc. ("IRI").

  The Company's headquarters and principal executive offices are located at 5900 S. Eastern Ave., Suite 104, Commerce, CA 90040 and its telephone number at this location is (323) 725-5516. The Company also has operational offices and/or showrooms in Los Angeles, New York, Knoxville, Mexico, Tokyo and Hong Kong and third party showrooms in New York, Los Angeles and Paris.

Operating Segments

  The Company's operations are comprised of two reportable segments: apparel and accessory, with the operations of the Company's Joe's and IAA subsidiaries representing the apparel segment and Innovo conducting business in the accessory segment. Segment revenues are generated from the sale of consumer products by Joe's, IAA and Innovo. The Company's corporate activities are represented by the operations of IGI, the parent company, and its real estate operations are conducted through the Company's LMI and IRI subsidiaries. The Company's real estate operations do not currently require a substantial allocation of the Company's resources and is not a significant part of management's daily operational functions, and thus, the Company's real estate operations are not currently defined as a distinct operating segment but are classified as "other" along with the Company's other corporate activities.

General Development of Business

  Innovo, a Texas corporation, was formed in April 1987 to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets. In 1990, Innovo merged into Elorac Corporation, a "blank check" company, which was renamed Innovo Group, Inc., a Delaware corporation. As used in this Annual Report on Form 10-K, the terms "we", "us", "IGI", "our", and the "Company" refer to Innovo Group Inc. and its subsidiaries and affiliates, unless the context indicates otherwise.

  In 1991, the Company acquired the business of NASCO, Inc. ("NASCO"), a Tennessee corporation, a manufacturer, importer and distributor of sports-licensed sports bags, backpacks, and other sporting goods, located in Springfield, Tennessee. NASCO, subsequently renamed Spirco, Inc. ("Spirco"), was also engaged in the marketing of fundraising programs to school and youth organizations. The fundraising programs involved the sale of magazines, gift wraps, food items and seasonal gift items.


  In 1992, the Company formed NASCO Products International, Inc. ("NPII"), Tennessee corporation. NPII was formed to focus on the distribution of the Company's accessory products in the international marketplace. NPII currently does not currently have any business activities. See "Management Discussion and Analysis of Financial Condition and Results of Operations-Other Income."

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

  In 1994, the Company formed Leasall Management, Inc. ("LMI"), a Tennessee corporation. Leasall acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt. Leasall still owns and leases to third parties the plant purchased from Sprico, which served as the Company's former headquarters in Springfield, TN. Subsequently, Spirco was merged into IGI, resulting in IGI acquiring direct ownership in the remaining assets Leasall did not purchase. Spirco claims, which had been guaranteed by IGI, received full payment through the issuance of shares of IGI common stock.

  In the latter part of 1998, the Company closed its domestic manufacturing and distribution facilities in Springfield, TN and relocated its corporate headquarters, manufacturing and distribution facilities to Knoxville, TN. The Company's closed the Springfield facility based on the Company's need for a more suitable facility for its manufacturing needs and the Company's need at the time for a more skilled labor force to meet the Company's production requirements. Additionally, in 1998 the Company had brought in additional investors and new management, and these individuals resided in Knoxville, TN.

  During fiscal 2000, the Company restructured its operations by closing its domestic manufacturing and distribution facilities in Knoxville and realigning the Company's operational structure to focus on sales and marketing. The Company also raised additional working capital and converted certain indebtedness to equity. The restructuring was undertaken as a condition to the equity investment by Commerce Investment Group, LLC ("Commerce"), a strategic investment partner. In an effort to reduce product costs and increase gross profit, the Company shifted manufacturing to third-party foreign manufacturers, including Commerce's affiliates, and outsourced distribution to Commerce's affiliates in an effort to increase the effectiveness and capacity of the Company's distribution network. See
Note 1 "Business Description, Restructuring of Operations" to the Notes to the Consolidated Financial Statements.

  In March of 2001, the Company formed Joe's Jeans, Inc. ("Joe's"), a Delaware corporation, to focus on the design, production and worldwide marketing of high fashion apparel products bearing the "Joe's Jeans" brand. See Note 3 "Acquisitions" to the Notes to the Consolidated Financial Statements.

  In August of 2001, the Company acquired Azteca Production International, Inc.'s ("Azteca"), a Commerce affiliate, knit apparel division and formed Innovo-Azteca Apparel, Inc. ("IAA"), a California corporation. IAA designs, sources and markets a wide array of apparel products to the private label and retail market. See Note 3 "Acquisitions" to the Notes to the Consolidated Financial Statements.

  In May 2002, the Company's Joe's subsidiary created Joe's Jeans Japan, Inc. ("JJJ"), a Japanese corporation to facilitate the distribution of the Joe's Jeans brand in the Japanese marketplace.

  Furthermore, in May 2002, the Company's Innovo subsidiary created Innovo Hong Kong Limited ("IHK"), a Hong Kong corporation. IHK was created to assist the Company's accessory division with the design, development and sourcing of accessory products out of the Far East.

  In April 2002, the Company formed Innovo Realty, Inc. ("IRI"), a California corporation, to facilitate an investment in real estate apartment complexes located throughout the United States. See "Business-Investments."

Summary of Significant 2002 Developments

General Overview

  The Company, in fiscal 2002, experienced a 219% increase in revenues as a result of the Company's consumer products division's developing, sourcing and distributing its product lines to its existing customer base as well as to a growing new customer base. This combined with the Company's efforts to manage its operating expenses has resulted in the Company showing a net profit of $572,000 for fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's financial performance for fiscal 2002.

  In the third quarter of 2002, IGI, the parent company, relocated its corporate offices from Knoxville, TN to the Company's existing facilities in Commerce, CA, just outside of Los Angeles. Commerce is an important center of business in the apparel and accessory industries. The Company believes the relocation was necessary to support the Company's future development in the apparel and accessory business.

Accessory

  Innovo. In fiscal 2002, the Company's Innovo subsidiary, which is focused on the distribution of accessory products, grew its business significantly compared to fiscal 2001. The growth is a result of Innovo's entry into the private label marketplace and as a result of continued success with its Bongo accessory product line and its craft business. Prior to fiscal 2002, Innovo did not produce fashion accessory products for the private label market. Consequently, Innovo experienced a growth of 114% in fiscal 2002 compared to fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In May of 2002, Innovo established IHK  to  serve as  a sourcing office in
Hong  Kong.   IHK  is  focused  on  the  design,  development  and  sourcing accessory products for its parent company, Innovo.

Apparel

  Joe's. In fiscal 2002, Joe's continued to establish domestic and international brand recognition in the high-end fashion apparel industry. As a result of increased brand recognition and heightened visibility, sales of Joe's products increased by 504% from fiscal 2001. Joe's was formed in February of 2001, thus fiscal 2002 results reflect Joe's first full twelve-month cycle of business.

  In May of 2002, Joe's created JJJ to market and distribute Joe's products in the Japanese marketplace.

  IAA. IAA, which was formed in August of 2001, grew its revenues by 292% in fiscal 2002 compared to fiscal 2001. Fiscal 2002 results reflect IAA's first full twelve-month cycle of business. The growth is primarily as a result of an increase in revenues from IAA's private label division. In fiscal 2002, IAA created a separate division to focus on the development of branded product lines. IAA's branded products division has since entered into licensing agreements with Mattel, Inc. for the licensing rights to the Hot Wheels trademark for apparel and accessory products and with platinum recording artist Lil Bow Wow for the right to produce apparel and accessory products. Pursuant to both agreements, IAA has the right to sublicense the accessory category to its affiliated subsidiary Innovo. See "Business - Licensing Agreements."

Real Estate

  IRI. On April 5, 2002, the Company through IRI, closed on a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships. Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units located in various states throughout the United States. See "Business - Investments."

Principal Products and Revenue Sources

  The Company's products are created and its revenues are derived through its Innovo, IAA, and Joe's subsidiaries. Revenues generated by Innovo represent sales in the accessory segment. The Company's Joe's and IAA subsidiaries account for the Company's apparel segment revenues

The Company's net revenues by segment for the last three years are shown in the table below:


                                  2002        2001       2000
                                  ----        ----       ----

Accessories                        41%         61%       100%
Apparel                            59%         39%         0%
                                  ---         ---        ---
                                  100%        100%       100%

Accessory

  Innovo, headquartered in Knoxville, TN, designs, develops and markets accessory consumer products such as fashion handbags, purses, wallets, backpacks, duffle bags, sports bags, belts, hats and scarves for department stores, mass merchandisers, specialty chain stores and private label customers. Additionally, Innovo markets craft products including tote bags and aprons to mass merchandisers and craft specialty stores. Innovo's products generally are accompanied by one of Innovo's own logos such as Daily Denim, Tote Works and Test Tube, the brand of a private label customer or the brand of a third party licensor such as Bongo. Innovo's revenues in the accessory segment increased by 114% in fiscal 2002 compared to fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In fiscal 2002, Innovo entered the private label accessory business. As of November 30, 2002, Innovo produced private label products primarily for American Eagle Outfitters, Inc. and Limited Brands, Inc.'s Express division. Private label business accounted for approximately 26% of Innovo's gross revenues in fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Innovo anticipates continued growth in the private label market as a result of Innovo's ability to provide quality accessory products that are fashionably desirable at competitive prices, however, there can be no assurances that Innovo will be able to increase its market share in the private label business.

  In fiscal 2002, Innovo's Bongo accessory product line experienced growing demand in the retail marketplace. Gross revenues associated with the Bongo Product line grew significantly in fiscal 2002 and represented approximately 28% of Innovo's total gross revenues in fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In November 2002, Innovo solidified and extended its relationship with the owner of the Bongo brand, by signing a four-year licensing agreement. The agreement gives Innovo multi-year extension options based on certain performance criteria for the bag and small PVC/leather goods categories. See "Business - Licensing Agreements and Intellectual Property."

  Innovo initially obtained the licensing rights to the Bongo trademark in the second quarter of 2001. Innovo has since launched the Bongo line to department stores and specialty stores across the United States, including Sears, Roebuck & Co., Beall's, Inc., Hecht's, Foley's, Robinsons-May,
J. C. Penney Company, Inc., and Claire's Stores, Inc.

  Innovo's IHK subsidiary is headquartered in Hong Kong and assists Innovo with the development, design and sourcing of the products sold by Innovo to its customers. IHK allows Innovo to minimize the amount of time required to design, develop and source its products, thus allowing Innovo to react quickly to changing markets conditions and to deliver its products in a timely manner.

  In fiscal 2002, Innovo experienced increased demand for its craft product lines due to Innovo's ability to increase its business with its existing customers such as Wal-Mart and Michaels Stores, Inc. and add additional customers such as A.C. Moore Arts & Crafts. The Company's craft business increased by approximately 62% in fiscal 2002, compared to fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following are the principal products that Innovo distributes in the United States to the accessory and craft market:

FASHION ACCESSORY      GENERAL ACCESSORIES      CRAFT
Purses                 Travel and Tote bags     Tote Bags
Hand Bags              Waist Packs              Adult and Children's Aprons
Duffle Bags            Duffle Bags              Christmas Stockings
Wallets                Stadium Totes/Cushions   Gourmet/BBQ Aprons
Beach Bags             Insulated Lunch Bags
Tote Bags              Soft Coolers
                       Pencil Cases
                       Backpacks
                       Waist Packs
                       Hats
                       Scarves



Apparel

  Joe's. Joe's, headquartered in Commerce, CA, designs, develops, and markets high-fashion apparel products under the "Joe's Jeans" brand. Joe's products are typically part of a collection that includes pants, denim jeans, shirts, sweaters, jackets and other apparel products. In fiscal 2002, Joe's focused its efforts on establishing the Joes brand in both the domestic and international marketplace by continuing to offer its customers and consumers a fashion forward, quality product. In fiscal 2002, Joe's created JJJ in an effort to establish the Joe's brand in the Japanese marketplace. Additionally, in fiscal 2002, Joe's successfully entered the Canadian and European markets through the use of international distributors.

  Joe's believes that it has developed a strong customer base upon which Joe's can grow its business going forward. Joe's products are sold in the United States and abroad to upscale retailers and boutiques such as Barney's New York, Inc., Bloomingdale's, Inc., Loehmann's, Inc., Nordstrom, Inc., Sak's Fifth Avenue, Inc., Intermix and Fred Segal in the United States and other complimentary retailers in the international market.

  Joe's products are marketed to retailers through third party showrooms located in New York, Los Angeles, and Paris and through its own showroom in Tokyo. Joe's revenues increased by 504% in fiscal 2002, compared to fiscal 2001. Joe's did not have revenues in the international marketplace in fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Joe's product lines include, but are not limited to, the following:

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

  Since establishing IAA's branded division, IAA has entered into licensing agreements with Mattel, Inc. for the licensing rights to the Hot Wheels trademark for apparel and accessory products and with platinum recording artist Lil Bow Wow for the right to produce apparel and accessory products. IAA entered into the agreement with Mattel in August of 2002 and IAA entered into the agreement for the Lil Bow Wow license in October of 2002. Pursuant to both agreements, IAA has the right to sublicense the accessory category to its affiliated subsidiary Innovo. See "Business - Licensing Agreements and Intellectual Property."

  As of November 30, 2002, IAA's private label division primarily designed, sourced and marketed denim jeans for J. Crew, Inc. and Target Corporation's Mossimo division. IAA's revenues increased by 292% in fiscal 2002 compared to fiscal 2001. IAA's branded division did not have any revenues in fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  IAA's private label product lines primarily consist of knit tops and denim bottoms for both the men's and women's market. The branded sportswear product lines are focused around fashion oriented tops and bottoms. The product lines include, but are not limited to the following:

Tops                           Bottoms
Knit Fashion Shirts            Fleece Sweatpants
Fashion T-Shirts               Knit Pants
Basic T-Shirts                 Denim Jeans
Fleece Sweatshirts             Velour Pants
Thermal Pullovers              Sweat Suits
Velour Shirts
Sports Jersey's

Product Development and Sourcing

Accessory

  Innovo. Innovo develops the designs and artwork for all products through its in-house design staff. Innovo's fashion and licensed accessory products are produced with the logos or other designs licensed from licensors or produced bearing the Innovo's own private brands such as Test Tube and Tote Works. See "Business-Licensing Agreements and Intellectual Property." Innovo markets its craft products, without artwork, to be sold for finishing by retail craft customers.

  Innovo's craft products are purchased from Commerce, which manufactures the Company's craft products in Mexico. Innovo is obligated, as defined in the supply agreement with Commerce, to purchase all of its craft products from Commerce through August 2004. In fiscal 2002, Innovo purchased approximately $3.4 million of craft products from Commerce Investment Group. See "Business Description-Restructuring of Operations" in the Notes to the Consolidated Financials.

  Innovo's sourcing office in Hong Kong, IHK, manages much of the design and development of its products that are sourced out of the Far East. Innovo's products are distributed out of Los Angeles through an agreement with an affiliate of Commerce or the products may be shipped directly to Innovo's customers located in the country of origin of the manufactured products. See "Business Description-Restructuring of Operations" in the Notes to the Consolidated Financials.

  Innovo obtains its fashion accessory products from overseas suppliers located mainly in China through short term manufacturing agreements. The independent contractors that manufacture Innovo's products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to Innovo's specifications. See "Business-Import and Import Restrictions."

  With Innovo primarily utilizing overseas contractors that employ production facilities located in China the products manufactured for Innovo are subject to export quotas and other restrictions imposed by the Chinese government. To date the Company has not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect Innovo, even if only temporarily, while Innovo shifted production to other countries or regions such as Mexico, Korea, Taiwan or Latin America. It is anticipated that in fiscal 2003 that most if not all of Innovo's sales will be imported products that are subject to United States import quotas, inspection or duties. See "Business--Import and Import Restrictions."

Apparel

  Joe's. Joe's product development is managed internally by a team of designers led by Joe Dahan, which are responsible for the creation, development and coordination of the product group offerings within each collection. Joe's typically develops four collections per year for spring, summer, fall and holiday, with certain basic styles being offered throughout the year. Joe Dahan is an instrumental part of Joe's design process. A loss of Joe Dahan could potentially have a material adverse impact on Joe's. In the event of the loss of Joe Dahan, Joe's believes it could find alternative sources for the development and design of Joe's products, although there can be no assurances. See "Risk Factors-- The loss of the services of Mr. Joe Dahan could have a material adverse effect on Joe's business."

  Joe's products are sourced through Commerce, or from domestic contractors generally located in the Los Angeles area. Joe's is not contractually obligated to purchase its products from Commerce. Joe's staff, however, controls the production schedules in order to ensure quality and timely deliveries. Commerce is responsible for the acquisition of the raw materials necessary for the production of Joe's goods. In the event that Commerce is unable to acquire the necessary raw materials, Joe's believes that there are alternative sources from which the raw materials could be acquired. The Company is currently reviewing the option of sourcing products from international sources and/or directly sourcing the products from domestic suppliers. During fiscal 2002, Joe's purchased approximately $6.1 million of goods from Commerce. See "Certain Relationships and Related Transactions-Commerce Investment Group."

  While Joe's believes that there are currently alternative sources from which to outsource the production of Joe's products, in the event the economic climate or other factors resulted in significant reduction in the number of local contractors in the Los Angeles area, Joe's business could be negatively impacted. At this time, Joe's believes that it would be able to find alternative sources for the production of its products if this was to occur, however, no assurances can be given that a transition could be completed without a disruption to Joe's business.

  IAA. IAA's private label product development is managed by IAA's internal design and merchandising staff or in conjunction with the design teams of the customer. IAA's products are sourced from Mexico through independent contractors, through Commerce or through independent overseas contractors. During fiscal 2002, IAA purchased approximately $6.1 million of goods from Commerce. See "Certain Relationships and Related Transactions-Commerce Investment Group."

  IAA's branded division's products are developed by its in-house design team or through the use of outside freelance designers. IAA's branded division will be sourcing a majority of its products out of Mexico and the Far East, including countries such as China, South Korea, Vietnam and India. IAA's purchases in the international markets will be subject to the risks associated with the importation of these type products. See "Business-Import and Import Restrictions."

  The Company relies on Commerce and its affiliates' ability to source and supply the Company's products. The Company expects its reliance on Commerce to decrease in the future as the Company begins to purchase more of its products from third party suppliers. During 2002, the Company purchased approximately $15.6 million or 63% of its products from Commerce.

  The Company generally purchases its products in U.S. dollars. However, as a result of using overseas suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. See "Risk Factors -- Our business is exposed to domestic and foreign currency fluctuations."

  Notwithstanding the supply agreement for craft products with Commerce, the Company does not have any long-term supply agreements with independent overseas contractors, but believes that there are a number of overseas and domestic contractors that could fulfill the Company's requirements. See "Business Description-Restructured Operations" in Notes to the Consolidated Financials.

  While the Company attempts to mitigate its exposure to manufacturing, the use of independent contractors does reduce the Company's control over production and delivery and exposes the Company to the other usual risks of sourcing products from independent suppliers. The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See "Business-Import and Import Restrictions."

Licensing Agreements and Intellectual Property

Accessory

  Innovo.  On March 26, 2001, Innovo  entered into  a  two-year  exclusive licensing agreement with Candies, Inc. ("Candies") pursuant to which Innovo obtained the right to design, manufacture and distribute bags and small leather/PVC goods bearing the Bongo trademark. According to the original terms of the licensing agreement, the license was to expire on March 31, 2003. However, in November 2002, Innovo signed a four-year agreement effective April 1, 2003 with Candies to extend the term of the licensing agreement. The extended agreement offers Innovo the potential for multi-year extensions tied to certain performance criteria.

  Innovo pays Candies a five percent royalty and a two percent advertising fee on the net sales of Innovo's goods bearing the Bongo trademark. In accordance with the terms of the agreement, Innovo has the exclusive right to sell, market, distribute, advertise and promote the Bongo products in the United States, including its territories and possessions, Mexico, Central and South America and Canada. Candies has the right to terminate the agreement in the event Innovo breaches any material terms of the agreement.

  Innovo's collegiate sports-licensed accessory products display logos insignias, names, or slogans licensed from the various collegiate licensors. Innovo holds licenses for the use of the logos and names of over 130 colleges for various products. Each of the collegiate licensing agreements grants Innovo either an exclusive or non-exclusive license for use in connection with specific products and/or specific territories. The agreements are generally for a twelve to twenty-four month period and generally call for Innovo to pay an eight percent royalty on goods sold bearing the marks.

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

Apparel

  Joe's. In February 2001, the Company's Joe's subsidiary acquired the licensing rights to the JD logo and the Joe's Jeans trademark for all apparel and accessory products. The license agreement with JD Design, LLC, has a ten-year term with two ten-year renewal periods upon there being no material default at the end of each period. Additionally, pursuant to the terms of the agreements, Joe Dahan is to receive a three percent royalty on the net revenues of Joe's. See "Employees-Executive Officers."

  IAA. IAA has entered into a five-year licensing agreement with Mattel, Inc. to produce Hot Wheels branded adult apparel and accessories in the United States, Canada and Puerto Rico. Under the terms of the license agreement, IAA will produce apparel and accessory products targeted to men and women in the junior and contemporary markets. The products lines will include active wear, sweatshirts and pants, outerwear, t-shirts, "baby tee's" for women, headwear, bags, backpacks and totes, which will be emblazoned with the familiar Hot Wheelsflame logo.

  The product line, to be released in 2003, will also include items sporting the Hot Wheels 35th Anniversary logo, as a part of the brand's celebratory campaign for the year. IAA may terminate the agreement in any year by paying the remaining balance of that year's minimum royalty guarantees plus the subsequent years minimum royalty guarantees. Royalties paid by IAA earned in excess of the minimum royalty requirements for any one given year, may be credited towards the shortfall amount of the minimum required royalties in any subsequent period during the term of the licensing agreement.

  According to the terms of the agreement, IAA has the right to sublicense the accessory product's category to Innovo. The agreement calls for a royalty rate of seven percent royalty and a two percent advertising fee on the net sales of goods bearing the Hot Wheels trademark. In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement.

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

  Additional terms of the license agreement allows IAA to market boys and girls products bearing the Lil Bow Wow brand to all distribution channels, the right of first refusal on all other Lil Bow Wow related product categories during the term of the license agreement, and the right of first of refusal on proposed transactions by the licensor with third parties upon the expiration of the agreement. The agreement calls for IAA to pay an eight percent royalty on the nets sales of goods bearing Lil Bow Wow related marks. In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement. Furthermore, IAA has the right to sublicense the accessory product's category to Innovo.

  The following sets forth certain information concerning the license agreements currently held by the Company:




Licensor             Types of Products               Geographical           Minimum          Expiration
                                                        Areas               Royalties

Colleges/logos of    Tote, lunch, shoe and           United States          $8,000           Varying
approximately 130    laundry bags, stadium                                                   expiration dates
colleges             seat cushions, sports bags                                              over 12 to 24
                     and backpacks                                                           month period


Major League         Tote, lunch, shoe and           United States          N/A              12/31/02-12
Baseball             laundry bags, stadium                                                   month verbal
                     seat cushions, sports bags                                              extension

Candies, Inc.        Bags, belts, small              North & South          $312,500 prior   3/31/07
(Bongo)              leather/pvc goods               America and U.S.       to expiration
                                                     Territories

Bravado              Apparel and accessories         United States          $75,000 prior    02/01/06
International                                                               to 01/31/05
Group, Inc.
(Lil Bow Wow)

Mattel, Inc.         Apparel and accessories         United States,         $1,050,000       12/31/07
(Hot Wheels)                                         Canada, Puerto
                                                     Rico

JD Design            Apparel and accessories         Worldwide              N/A              02/11/2031


  The Company believes that it will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license. As we continue to expand our business in the international marketplace, our trademarks or the trademarks we license may not be able to be adequately protected. See "Risk Factors -- Our trademark and other intellectual property rights may not be adequately protected outside the United States."

  The Company believes that it is in substantial compliance with the terms of all material licenses, excluding the sports licenses previously held by the Company's Nasco Products International, Inc.'s ("NPII") for international markets. Historically, the Company has accrued for what it deems to be the reasonable expense or obligation associated with these licensing agreements in the event the Company could not successfully negotiate a reasonable settlement with certain international licensors. During 2002, the Company determined that it was no longer necessary to accrue for the potential liability associated with its NPII subsidiary's prior licensing agreements in the international marketplace because of the lack of any material discussions or contact with the licensors over the last three fiscal years. Consequently, Innovo reversed the accrual which the Company had previously reserved for the potential liability associated with Nasco Products International, Inc.'s licenses in the international licenses. See "Managements Discussion and Analysis of Financial Condition and Results of Operations."

Customers

Accessory

  Innovo. During fiscal 2002, Innovo sold products to a mix of mass merchandisers, department stores, craft chain stores and other retail accounts. Innovo estimates that its products are carried by over 500 customers in over 4,000 retail outlets in the United States. Additionally, in fiscal 2002, Innovo began to sell its products to private label customers.

  In marketing Innovo's products, Innovo attempts to emphasize the competitive pricing and quality of its products, its ability to assist customers in designing marketing programs, its short lead times and the high success rate our customers have had with our products. Generally, Innovo's accounts are serviced by Innovo's sales personnel working with marketing organizations that have sales representatives that are compensated on a commission basis. Innovo's New York City showroom is used to showcase all product lines developed by Innovo and to help facilitate sales for all accounts.

  In fiscal 2002, Innovo sold its products to private label customers such as American Eagle Outfitters and Limited Brands, Inc.'s Express division. Innovo currently sells it products to retailers such as Wal-Mart, Inc., A.C. Moore Arts & Crafts, Joannes, Inc., Michaels Stores, Inc., Sears, Roebuck & Co., 579, Stores, Beall's, Inc., Hecht's, Foley's, Robinson-May, J. C. Penney Company, Inc., Claire's Stores, Inc. and The Wet Seal, Inc.

  For  fiscal  2002,   Innovo's  three   largest  customers  accounted  for
approximately 54% of its total gross revenues. The loss of any of these three customers would have a material adverse effect on Innovo.

  Joe's. Joe's products are sold to consumers through high-end department stores and boutiques located throughout the world. For Joe's domestic sales, Joe's has entered into sales agreements with third party showrooms where retailers review the latest collections offered by Joe's and place orders. Subsequently, the showrooms provide Joe's with purchase orders from the retailers. Joe's then distributes the products from its Los Angeles distribution facility. Joe's currently has domestic agreements with showrooms in Los Angeles and New York and these showrooms have representatives throughout the United States.

  Joe's products are sold in Japan through its subsidiary Joe's Jeans Japan. Joe's Jeans Japan operates a company-operated showroom in Tokyo through which Joe's products are sold to retailers. Additionally, Joe's is currently selling its products in Europe and Canada through distributors who purchase the product directly from Joe's and then distribute the product in to the local markets. Revenues generated by Joes Jeans Japan represented approximately 21% of Joe's total net revenue in fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company currently sells to domestic retailers such as Barney's New York, Saks Fifth Ave, Inc., Bloomingdale's, Inc., Macy's, Inc., Intermix, Fred Segal and Loehmann's and in Japan to retailers such as Sanei International, Interplanet, Free's Shops, Isetan, Mitsukoshi New York Runway and Barney's New York.

  The Joe's Jeans website (www.joesjeans.com) has been built to advance the brand's image and to allow consumers to review the latest collection of products. Joe's currently uses both online and print advertising to create brand awareness with customers as well as consumers.

  For   fiscal   2002,   Joe's   five  largest  customers  accounted   for
approximately 18% of its total gross revenues.

  IAA. IAA develops apparel products for the private label and branded product markets. IAA currently distributes its private label products primarily to Target Corporation's Mossimo division and J. Crew, Inc. IAA is currently relying on these customers for a majority of its business.

  During fiscal 2002, sales to J. Crew, Inc. and Target Corporation represented approximately 34% and 21%, respectively, of the total gross revenues of IAA. The Company is focused on broadening IAA's customer base within the private label markets.

  The Company does not enter into long-term agreements with any of its customers. Instead, it receives individual purchase order commitments from its customers. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from the Company, or to change their manner of doing business with the Company, could have a material adverse effect on our financial condition and results of operations. See "Risk Factors--A substantial portion of our net sales and gross profit is derived from a small number of large customers."

  The Company's business has historically been seasonal by nature. While the Company believes that as a result of its growing product lines and expanding business model its business should be less seasonal in future periods, a majority of the Company's revenues are generated during the Company's third and fourth quarters. See "Business-Seasonality of Business and Working Capital."

Seasonality of Business and Working Capital

  The Company has historically experienced and expects to continue to experience seasonal fluctuations in sales and net earnings. Historically, a significant amount of the Company's net sales and a majority of its net earnings have been realized during the third and fourth quarter. In the second quarter in order to prepare for peak sales that occur during the third quarter, the Company builds inventory levels, which results in higher liquidity needs as compared to the other quarters in the fiscal year. If sales were materially different from seasonal norms during the third quarter, the Company's annual operating results could be materially affected. Accordingly, results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

  The Company is anticipating a significant increase in organic growth during 2003. The Company believes that it could be necessary to obtain additional working capital in order to meet the operational needs associated with such growth. The Company believes that it will address these needs by increasing the availability of funds offered to the Company under its financing agreements with CIT Group, Inc. ("CIT") or other financial institutions. Nonetheless, the Company may be required to obtain additional capital through debt or equity financing. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Competition

  The industries in which the Company operates are fragmented and highly competitive in the United States and on a worldwide basis. We compete against a large number of marketing products similar to ours. The Company does not hold a dominant competitive position, and its ability to sell its products is dependent upon the anticipated popularity of its designs, the brands its products bear, the price and quality of its products and its ability to meet its customers' delivery schedules.

  The Company believes that it is competitive in each of the above-described segments with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and low price points will allow it to maintain its competitive position. However, many of the Company's competitors possess substantially greater financial, technical and other resources than the Company, including the ability to implement more extensive marketing campaigns. Furthermore, the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As the Company expands globally, it continues to encounter additional sources of competition. See "Risk Factors--We face intense competition in the worldwide apparel and accessory industry."

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

Employees

  As of March 13, 2003 the Company had 71 fulltime employees. IGI accounted for 3 of the employees, Innovo employed 19 individuals, including 5 individuals in Innovo's New York showroom, Joe's employed 30 individuals out of its Los Angeles office and 5 in Japan, and IAA employed 9 individuals.

Investments

Real Estate

  IRI.   IRI,  the  Company's  real-estate investment   subsidiary
headquartered in Commerce, CA, has invested in 22 limited partnerships. On April 5, 2002, the Company issued 195,295 shares of its cumulative, non-convertible preferred stock with an 8% coupon ("Preferred Shares"), having a stated redemption value at $100 per share (approximately $19.5 million), to IRI in exchange for all 1,000 shares of IRI's capital stock. On that same day, IRI acquired a 30% limited partner interest in each of 22 separate limited partnerships (collectively, the "Limited Partnerships") in exchange for the Preferred Shares.

  Simultaneous with the acquisition by IRI of its interests in the Limited Partnerships, the Limited Partnerships acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units (the
"Properties"). The aggregate purchase price of the Properties was $98,079,000. The Limited Partnerships were organized for the sole purpose of purchasing the Properties. The Preferred Shares were transferred by the IRI to the sellers of the Properties in partial payment of the purchase price of the Properties. The allocation of the Preferred Shares among the Limited Partnership was based on the number of Preferred Shares applied to the purchase price of the Property acquired by such Limited Partnership. The allocation of Preferred Shares was based on the contract price of the Property plus costs associated with the transaction (e.g. attorney's fees, real estate tax prorations, etc.), less the loan amount, less the cash from the limited partner, less the buyer's deposit. The partners in each of the partnerships are: (i) IRI with a 30% limited partnership interest,
(ii) Metra Capital,  LLC with a 69% limited  partnership  interest
and  (iii)   a   1% general  partner  which  is   unique  to  each
partnership.

  Each Limited Partnership owns different Properties. Approximately 20% of the $98,079,000 aggregate sellers in partial payment of the purchase price. The balance of the purchase price was funded by Metra Capital, LLC and by financing provided by Bank of America. The Bank of America Financing is in the approximate amount of $81,000,000 and is secured by the Properties, but neither the Company nor IRI have any obligations under that financing. None of the Company's Board Members or executive officers participated in the transaction. However, Mr. Hubert Guez and Mr. Joseph Mizachi, both of whom are affiliates of the Company due to their 10% ownership or more of Company common stock, were investors in the partnerships.

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

  IRI receives partnership distributions on the occurrence of Capital Events (property sales) and, quarterly "cash flow" distributions. Partnership distributions are made in descending priority with first priority going to the Metra Partners, then to Third Millennium Partners, LLC, an entity controlled by Mr. Joseph Mizrachi, then to IRI until all capital has been returned and certain specified returns are achieved. Thereafter distributions are divided 70% to the Metra partners and 30% to IRI. According to the original terms of the transaction, IRI is entitled to receive a sub-managemen fees equal to 1% of the gross annual revenues from the Properties, plus an additional incentive management fee equal to 1% of the gross annual revenue less administrative costs, entity maintenance costs, third party professional fees, travel costs, costs of property studies, etc. to the extent that there is excess cash flow (i.e., cash remaining after payment of debt service, all other amounts due in connection with the mortgage and all property expenses then due and payable, including, the 1% of gross annual revenues the IRI is to receive. In an effort to simplify the amounts owed under the Sub Asset Management Fee agreement, the parties to the sub-asset management fee agreement have agreed to a quarterly payment of $85,000 as satisfaction of amounts owed to IRI under the sub-asset management fee agreement. Neither IRI nor the Company have any obligation to apply any fees paid to IRI or the Company under the sub-asset management fee agreement to the payment of the 8% coupon or the redemption of Preferred Shares.

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

Executive Officers

  Samuel  J.  (Jay)  Furrow,  Jr.,  who  is  29 years  of age, is currently the Chief Executive Officer, Chief Operating Officer and acting Chief Financial Officer of the Company. Mr. Furrow became the Company's Vice-President for Corporate Development and In-House Counsel in August 1998 and a Director in January 1999. Mr. Furrow served as President from December 2000 until July 2002, when he became Chief Executive Officer. He has also served as the Company's Chief Operating Officer since April 1999 and its Acting Chief Financial Officer since August 2000. Mr. Furrow is an attorney. Mr. Furrow has a J.D degree from Southern Methodist University School of Law and has a B.S. degree from Vanderbilt University. See "Risk Factors-- The loss of the services of key personnel could have a material adverse effect on our business."

  Patricia Anderson, who is 43 years of age, is currently the President of the Company. Ms. Anderson has been a Director of the Company since August 1990, President of the Company from August 1990 through December 2000 and since July 2002, and President of the Company's Innovo, Inc. subsidiary since she founded that company in 1987. From August 1990 until August 1997, Ms. Anderson was also the Chairman and Chief Executive Officer of the Company, and she once again served as Chief Executive Officer from December 2000 through July 2002. See "Risk Factors-- The loss of the services of key personnel could have a material adverse effect on our business."

  The Company does not currently have an employment agreement with Mr. Furrow or Ms. Anderson. The Company, upon the creation of Joe's in March of 2001, entered into an employment agreement with Joe Dahan. According to the terms of the agreement Mr. Dahan shall serve as President of the Joe's division and be paid an annual salary of $100,000. The agreement renews annually unless either party gives 60 days written notice prior to the annual renewal date of its intention to terminate the employment agreement. The agreement also provides for a grant of qualified stock option under the Company's stock option plan for the purchase of an aggregate of two hundred and fifty thousand shares of common stock of the Company at an exercise price of one dollar per share. The option grant has a term of 4 years and vests in equal percentages monthly over a 24-month period.

Financial Information about Geographical Areas

  See Note 15 "Segment  Disclosures -Operations  by  Geographic
Area" in the Notes to Consolidated Financial Statements.

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

  The Company's business could be negatively impacted by the financial instability of our customers.

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

  Our business could  suffer  as a  result  of  manufacturer's
inability   to  produce   our  goods  on  time  and   to   our
specifications.

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

  The loss of the services of Mr. Joe Dahan could have a material adverse effect on Joe's business.

  Mr. Joe Dahan's leadership in the design, marketing and operational areas of Joe's has been a critical element of Joe's success. The loss of his services, or any negative market or industry perception arising from his loss, could have a material adverse effect on our business. We are currently not protected by a material amount of key-man or similar life insurance covering Mr. Dahan or any of our other executive officers. We have entered into employment agreements with Mr. Dahan. See "Business-Executive Officers."

  Our  business  could  suffer   if   we   need   to   replace
manufacturers.

  We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financia and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

  If a manufacturer of ours fails to use acceptable labor practices, our business could suffer.

  We require our independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labo r or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Our trademark and  other  intellectual  property  rights   may
not be adequately protected outside the United States.

  We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. See
"Business   -  Licensing    Agreement    and     Intellectual
Property."

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

  The success of our  business  depends  on   our  ability to
respond   o   constantly   changing    fashion   trends   and
consumer demands.

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

  Real estate cash flows  and  values  are  affected  by  a
number  of  factors,  including   changes  in  the  general
economic    climate,    local,    regional    or   national
conditions (such as an oversupply  of  communities   or   a
reduction  in  rental  demand  in  a   specific area),  the
quality and  philosophy  of  management,  competition  from
\other  available  properties  and  the  ability to provide
adequate   property   maintenance  and  insurance   and  to
control  operating  costs.   Real  estate  cash  flows  and
values are also affected  by  such  factors  as  government
regulations,  including   zoning,   usage  and   tax  laws,
interest  rate  levels,  the   availability  of  financing,
property   tax   rates,    utility   expenses,    potential
liability   under   environmental   and   other  laws   and
changes in  environmental  and  other  laws.   Although  we
seek   to   minimize  these   risks   through   our  market
research   and   property   management  capabilities,  they
cannot be totally eliminated.

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

  Compliance or failure to  comply  with   laws   requiring
access to the Company's properties or investments by disabled persons could result in substantial cost.

  The   Americans   with   Disabilities   Act,   the   Fair
Housing Act of 1988  and  other  federal, state  and  local
laws  generally  require  that   public  accommodations  be
made  accessible   to   disabled   persons.   Noncompliance
could   result   in   the   imposition   of   fines  by the
government   or   the   award   of    damages  to   private
litigants.   These  laws   may   require   the  Company  to
modify  its  existing   properties.  These  laws  may  also
restrict  renovations  by  requiring  improved   access  to
such  buildings  by  disabled  persons  or may  require the
Company to add other   structural  features  that  increase
construction costs.   Legislation  or  regulations  adopted
in   the   future   may   impose    further   burdens    or
restrictions    on     the     Company     with     respect
ascertain   the   costs  of  compliance  with  these  laws,
which may be substantial.

   Unfavorable    changes    in   apartment   markets   and
economic  conditions   could   adversely  affect  occupancy
levels and rental rates.

  Market   and   economic   conditions   in   the   various
metropolitan   areas   of  the  United  States  where   the
Company's has made  real  estate  investments  or has  real
estate   operations  may  significantly  affect   occupancy
levels  and  rental  rates   and   therefore profitability.
Factors that   may   adversely   affect  these   conditions
include the following:

 - the  economic  climate,   which  may  be  adversely
   impacted by a reduction in jobs, industry slowdowns and other factors;
 - local conditions, such as oversupply of, or reduced demand for, apartment homes;
 - a future economic downturn that simultaneously affects one or more of the Company's geographic markets or declines in household formation;
 - rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and
 - competition from other available apartments and other housing alternatives and changes in market rental rates.

  Any of these  factors  could   adversely   affect   the
Company's  ability   to    achieve    desired   operating
results from its communities.

  Possible     difficulty     of     selling    apartment
communities  could    limit  the  company's   operational
and financial results.

  Market conditions  could  change  and  purchasers   may
not  be  willing   to   pay  acceptable  prices  for  the
apartment  complexes  the Company   has  invested  in  if
the  properties  were  to  be  put  up  for  sale.   This
could  negatively   effect   the  Company's   anticipated
results    from   its    real   estate   investment   and
operations.

ITEM 2.  PROPERTIES

  The    Company's    Tennessee   sales   and   marketing
headquarters    is   located   in   approximately   5,000
square  feet  of  office  space  located  near   downtown
Knoxville, TN.   The   Company  pays $3,500   per  month,
triple  net  for  the  office  space.   The  space  being
leased  in  Knoxville  is  owned  by  an  entity  that is
controlled  by  the  Company's  Chairman.   See  "Certain
relationships   and  related   transactions-New  Facility
Lease Arrangements."

  The  Company's  Los  Angeles  offices  are  located  in
an   office   complex  located    in  Commerce, CA.   The
Company  occupies  the  space  under  an  agreement  with
Azteca  Productions  International,  Inc.,  an  affiliate
of   Commerce   with  a   reasonable   allocation   being
allotted  to  the  Company  depending  upon the amount of
space   used    by    the    Company.     See    "Certain
relationships     and     related   transactions-Commerce
Investment Group."

  The  Company  currently  leases  office  space  for its
Innovo  accessory  showroom  in  New  York  City  on   an
annual  basis.   The  Company  pays $5,504  a  month  for
the property.

  Joe's  products  are  displayed  in  showrooms  in  New
York   City    and   Los   Angeles    through    a  sales
representation   arrangement,   thus  the  Company   does
not lease or own the space in which Joe's products are sold in the United States.

  The   Company's    Joe's     Jeans   Japan   subsidiary
currently  rents  two  offices  spaces  located in Tokyo,
Japan. One of  the spaces  serves  as  JJJ's  operational
office and  the other is  used as  a  showroom  to market
Joe's  products.    JJJ  currently   pays   approximately
$6,000  per  month  with  90-day  termination provisions.

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

  In   fiscal   2002,  the  Company  broadened  its  real
estate  operations.    On  April 5, 2002,   the   Company
through IRI,   closed   on  a   transaction  pursuant  to
which  IRI  purchased  limited  partner  interests  in 22
limited  partnerships.      Subsequently,   the   limited
partnerships    purchased    28    apartment    buildings
consisting   of   approximately  4,000   apartment  units
located   in  various   states   throughout  the   United
States.  See "Business - Investments."

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

  At the  annual  shareholders  meeting,  all   nominated
directors  were   re-elected   for   one (1) yea r  terms
with the following totals:


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

  IRI, the Company's real-estate  investment  subsidiary
headquartered   in   Commerce, CA,  has  invested  in 22
limited partnerships.   On  April 5, 2002,  the  Company
issued 195,295 shares of its cumulative, non-convertible
preferred stock with an  8% coupon ("Preferred Shares"),
having  a  stated  redemption value  at $100  per  share
(approximately $19.5 million), to  IRI  in  exchange for
all 1,000 shares of IRI's capital stock.    On that same
day, IRI acquired a 30% limited partner interest in each
of 22 separate  limited  partnerships (collectively, the
"Limited Partnerships") from the sellers (the "Sellers")
in exchange for the Preferred Shares.  Simultaneous with
the acquisition by IRI of its interests  in the  Limited
Partnerships,  the  Limited  Partnerships  acquired   28
apartment complexes at various locations throughout  the
United  States   consisting   of   approximately   4,000
apartment units.  See "Business-Investments."

 The Company has not registered the Preferred Shares and the Preferred Shares will not be registered under the Federal Securities Act of 1933, as amended (the "1933
Act"), on the ground that this transaction is exempt from such registration under Section 4(2) thereof as part of an issue not involving a public offering and applicable state securities laws.

  The Sellers have represented to the Company that it purchased the Preferred Shares for the Sellers' own account, with the intention of holding the Preferred
Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the Preferred Shares. The Preferred
Shares were offered and sold to the Sellers in reliance upon exemptions from registration under the 1933 Act.
The Sellers have represented to the Company that they are an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

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


                                                                 Years Ended
                                    11/30/02       12/01/01       11/30/00      11/30/99       11/30/98
                                    --------       --------       --------      --------       --------
                                                    (in thousands, except per share amounts)
Net Sales                           $ 29,609       $  9,292       $  5,767      $ 10,837       $  6,790
Costs of Goods Sold                   19,839          6,333          5,195         6,252          4,493
                                     -------        -------        -------       -------        -------
Gross Profit                           9,770          2,959            572         4,585          2,297

Operating Expenses (3)                 8,581          3,358          5,113         5,688          4,203
                                     -------        -------        -------       -------        -------
Income (Loss) from Operations          1,189           (399)        (4,541)       (1,103)        (1,906)

Interest Expense                        (538)          (211)          (446)         (517)          (503)
Other Income (Expense)                    61             81            (69)          280            142
                                     -------        -------        -------       -------        -------
Income (Loss) Before Income Taxes        712           (529)        (5,056)       (1,340)        (2,267)
Income Taxes                             140             89             --            --             --
                                     -------        -------        -------       -------        -------
Income (Loss) from Continuing
 Operations                              572           (618)        (5,056)       (1,340)        (2,267)
Discontinued Operations(1)                --             --             --            (1)        (1,747)
Extraordinary Item (2)                    --             --         (1,095)            0              0
                                     -------        -------        -------       -------        -------
Net Income (Loss)                        572           (618)       $(6,151)      $(1,341)       $(4,014)
                                     -------        -------        -------       -------        -------
Income (Loss) per share from
 Continuing Operations
  Basic                                $0.04         $(0.04)        $(0.62)       $(0.22)        $(0.49)
  Diluted                              $0.04         $(0.04)        $(0.62)       $(0.22)        $(0.49)

Weighted Average Shares Outstanding
  Basic                               14,856         14,315          8,163         5,984          4,618
  Diluted                             16,109         14,315          8,163         5,984          4,618

Balance Sheet Data:
Total Assets                         $15,143        $10,247         $7,416        $6,222         $7,232
Long-Term Debt                         3,387          4,225          1,340         2,054          2,604
Stockholders' Equity                   5,068          4,519          3,758         1,730          1,722


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

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

  The  following  discussion   and   analysis   contains
statements that maybe considered forward-looking.  These
statements contain a number of risks  and  uncertainties
as discussed here,  under  the heading  "Forward-Looking
Statements" and in Item I of this  Form 10-K  that could
cause actual results to differ materially. Additionally,
this  discussion  and  analysis  should   be   read   in
conjunction with the financial statements and related notes and the other financial information included elsewhere in this Form 10-K.


Results of Operations
  The following table sets forth certain statement of operations data for the years indicated (in thousands):

                                                      Years Ended
                                                     (in thousands)
                                      11/30/02    12/01/01    $ Change    % Change
                                      --------    --------    --------    --------
Net Sales                             $ 29,609    $  9,292    $ 20,317       219

Costs of Goods Sold                     19,839       6,333      13,506       213
                                       -------     -------     -------       ---
Gross Profit                             9,770       2,959       6,811       230

Selling, General &
 Administrative                          8,325       3,191       5,136       161

Depreciation & Amortization                256         167          87        52
                                       -------     -------     -------       ---

Income (Loss) from Operations            1,189        (399)      1,588        (A)

Interest Expense                          (538)       (211)       (327)      155
Other Income (expense)                      61          81         (20)      (25)
                                       -------     -------     -------       ---
Income (Loss) Before Income Taxes          712        (529)      1,241        (A)
Income Taxes                               140          89          51        57
                                       -------     -------     -------       ---

Net Income (Loss)                      $   572     $  (618)    $ 1,190        (A)


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

  The   Company's   accessory   division,   Innovo,   Inc.,
experienced an increase in sales largely as a result of its
efforts to enter into the private label business, continued
growth from the Bongo  product line  and  an increase  from
Innovo's legacy craft division.  In 2002, Innovo focused on
strengthening  its   sourcing   capabilities   through  the
establishment of Innovo Hong Kong Li ited ("IHK"). IHK should assist Innovo in continuing to be able to offer its customers quality products at a competitive price.

  During 2002, the Company's Joe's subsidiary continued  to
experience  strong  demand  for  its  product  lines  on  a
world-wide basis.  In May of 2002, Joe's established JJJ to
distribute   its   products   in   the   Japanese   market.
Additionally, the Company began to distribute its products in Europe and Canada.

	The Company's IAA subsidiary increased its revenues in fiscal 2002 mainly as a result of its ability to grow its business with its private label customers such as
Target Corporation and  J. Crew, Inc.   During the  period,
the IAA subsidiary formed a second division to focus on the
creation  and  building  of  branded  product  lines.    In
furtherance of this objective, the IAA branded division obtained the licensing rights to the Hot Wheel brand from Mattel, Inc. and to Lil Bow Wow from Bravado International Group, the agency with the master licensing rights to Lil Bow Wow, and LBW Entertainment, Inc.

  The Company's net income for fiscal 2002 was $572,000, or
$0.04 per share compared to a loss of $618,000 or $0.04 per
share for fiscal 2001.   The Company generated a net income
in fiscal 2002 as compared to a net loss in fiscal 2001 as a result of the Company's ability to significantly increase its revenues, maintain its gross margins and to reasonably control its increase in expenses.

Reportable Segments

  During fiscal 2002 and fiscal 2001, the Company  operated
in two segments, accessories and apparel.   The accessories
segment  represents   the   Company's  historical  line  of
business as conducted  by Innovo.   The apparel  segment is
comprised of the operations of Joe's and IAA, both of which
began in 2001, as a result of acquisitions.   The Company's
real  estate  operations   and  corporate   activities  are
categorized under "other." The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

  The following table sets forth certain statement of operations data by segment for the years indicated (in thousands):


November 30, 2002                    Accessories     Apparel     Other (A)    Total
                                     -----------     -------     --------     -----
                                                        (in thousands)
Revenues, net                        $    12,072    $ 17,537     $      -    $ 29,609
Gross profit                                  3,502       6,268            -       9,770
Depreciation and amortization                 21         183           52         256
Interest expense                             140         339           59         538



December 1, 2001                     Accessories    Apparel      Other (A)    Total
                                     -----------    -------      --------     -----
                                                         (in thousands)

Revenues, net                        $	5,642    $  3,650      $      -   $ 9,292
Gross profit                              1,751       1,208             -      2,959
Depreciation and amortization                45          35            87        167
Interest expense                             32          79           100        211




2002 to 2001                            Accessories             Apparel             Other (A)
                                    $ Change  % Change    $ Change   % Change   $ Change   % Change
                                     -------   -------     -------    -------    -------    -------

Revenues, net                       $  6,430       114    $ 13,887        380   $      -         -
Gross profit                           1,751       100       5,060        419          -          -
Depreciation and amortization            (24)      (53)        148        423        (35)       (40)
Interest expense                         108       338         260        329        (41)       (41)


(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Operating Revenues

  Net  revenues  for  the  year   ended   November 30, 2002
increased to $29,609,000 or 219% from  $9,292,000 in fiscal
2001.   During  the  period,   the  Company  experienced  a
significant increase in sales from its three main operating subsidiaries, Innovo operating in the accessory segment and Joe's and IAA operating in the apparel segment.

Accessory

  Innovo. The Company's accessory  business,  conducted  by
Innovo, increased its net revenues to $12,072,000 in fiscal
2002  compared  to  $5,642,000   in  fiscal  2001,  a  114%
increase.    Innovo's  gross  sales  for  fiscal  2002 were
$12,216,000.    The  increase is  a result of the Company's
entry into the private label accessory business, increased demand for Innovo's craft products and higher sales from Innovo's Bongo accessory product line.

  Innovo's accessory craft business increased as  a  result
of  Innovo's  ability  to  sell  a  greater amount  of  its
existing products as well as new products to  its  existing
customers and  to  new craft customers.   In  fiscal  2002,
Innovo focused  upon  increasing the quality of  its  craft
products and improving  the marketing  strategy  associated
with the Innovo's craft products.  Innovo's  craft business
gross  revenues  increased  to $4,577,449  in  fiscal  2002
compared to $2,830,949 in fiscal  2001  representing  a 62%
increase  in  gross  revenues.    Innovo's  craft  business
represented approximately 37% of Innovo's total gross revenues for fiscal 2002.

  Innovo's Bongo product line experienced  an  increase  in
sales partly as  a result of  fiscal  2002  being  Innovo's
first full twelve month  cycle  of  business with the Bongo
product  line.    Additionally,  Innovo's  customers   have
generally been successful in selling the Bongo product line
at the retail level to consumers as  a  result  of Innovo's
ability  to  develop  fashionably   desirable  products  at
competitive prices.    This trend  has  allowed  Innovo  to
establish the Bongo product line as a stable  and desirable
product line  for  its  customers  thus  giving  Innovo the
opportunity  to  market the  Bongo line  to new  customers.
Gross  sales  generated  by  the   Bongo  product  line  of
$3,101,000 epresented approximately 25% of Innovo's total gross revenues for fiscal 2002.

  Innovo  began  selling  its  products  to  private  label
customers in fiscal 2002.   Innovo's two main private label
customers  as  of  November 30, 2002  were  American  Eagle
Outfitters,  Inc.  and   Limited  Brands,  Inc.'s   Express
division.   Innovo  is  currently working  on products  for
additional private label customers  and believes  that  its
private  label  business  will play  an  important  role in
Innovo's growth strategy going forward.    Innovo's private
label business gross revenues of $3,218,000 represented approximately 26% of Innovo's gross revenues for fiscal
2002.

Apparel

  Joe's.    Joe's  operates  under  the  Company's  apparel
segment.   During fiscal 2002, Joe's net revenues increased
to $9,179,000 compared  to $1,519,000  in  fiscal 2001,  an
increase of 504%.   Joe's was formed in February 2001, thus
making fiscal 2002 Joe's first  full  twelve-month business
cycle.   Joe's  2002  product  mix consisted  primarily  of
women's denim based jeans, skirts  and  jackets  and  men's
denim jeans.  During 2002, denim products, in general, sold
well at the retail level and Joe's  was  able to capitalize
on this demand.   Joe's  is  continuing  to  diversify  its
product offerings to meet the changing trends in the high fashion apparel markets and believes, although there can be no assurances, that its 2003 product line is designed to meet the current fashion trends and the expectations of its customers and the consumer.

  During fiscal 2002, Joe's experienced increase  demand in
both  the  domestic  and  international  marketplaces.   In
regards to domestic sales, Joe's net revenues  increased by
approximately 319% to  approximately $6,371,000  in  fiscal
2002 compared to fiscal 2001.  This increase is primarily a
result of the maturity and development of  the Joe's brands
in the marketplace.   Joe's continues  to  attract customer
and consumer  awareness  as  a  result  of  its design  and
quality characteristics.  The ability of Joe's customers to
successfully sell  Joe's  products  to  its  customers (the
consumer) eventually determines  the  ability of  Joe's  to
market  its  products  to   its  customer  base  management
believes. Management believes the desirability of products bearing the Joe's brand and the characteristics associated therewith are resulting in increased demand from Joe's customers.

  In fiscal 2002,  Joe's  expanded  into the  international
marketplace through  the  formation  of  Joe's Jeans Japan,
Inc.  ("JJJ")  and  through   the   use   of  international
distributors.  JJJ is headquartered  in Tokyo, Japan  where
the Company operates  a showroom  and  operational offices.
During  fiscal  2002,   net  sales  by  JJJ  of  $1,902,000
represented approximately 21% of Joe's total net  revenues.
Additionally, Joe's marketed its products in Europe and Canada through the use of international distributors who purchase Joe's products and then distributed the product to retailers in the distributor's local markets. Sales in the international market, excluding sales by JJJ, represented approximately 10% of Joe's total revenues for fiscal 2002.

  IAA.  IAA, which operates  under  the  Company's  apparel
segment, increased its net revenues to $8,358,000 in fiscal
2002 compared to fiscal 2001, representing  an  increase of
approximately 292%.  IAA was formed in August 2002 pursuant
to the acquisition of  a  division of Azteca,  thus  fiscal
2002 represents  IAA's  first  full  twelve-month  business
cycle.   See  Note 1 "Acquisitions" in  the  Notes  to  the
Consolidated  Financials.   The  increase  in  revenues  is
largely a result of an increase in sales  of  IAA's private
label apparel products its  two  main  customers,  J. Crew,
Inc.  and  Target  Corporations  Mossimo  division.   IAA's
products in fiscal 2002 primarily consisted of  denim jeans
and  knit  shirts.    IAA  is  currently  working   towards
expanding its private label customer base in an attempt to reduce its reliance on a limited number of customers.

  In  fiscal  2002,   with  IAA's  private  label  business
representing one division, IAA created a second division to
focus on the development of branded products.    To further
its  branded  division's  business, IAA  has  entered  into
licensing agreements  with  Mattel, Inc. for the  licensing
rights  to  develop,  market  and  distribute  apparel  and
accessory  products  bearing  the  Hot   Wheels  trademark.
Additionally, IAA has entered into  a  licensing  agreement
for the creation of  apparel and accessory products bearing
the likeness of Lil Bow Wow  the  multi platinum  recording
artist.     See    "Business-Licensing    Agreements    and
Intellectual Property." During fiscal 2002, IAA's branded division did not have any revenues.

Gross Margin

  The Company's gross  margin  increased from 32% in fiscal
2001 to 33% in fiscal 2002.

Accessory

  Innovo.  The Company's accessory segment's  gross  margin
decreased from approximately 31% in  fiscal  2001 to 29% in
fiscal 2002.   Innovo's gross margin is  largely a function
of Innovo's  product mix  for  the  given period,  however,
during  the  period Innovo's  gross margin  was  negatively
impacted from the west coast dock strike.  As  a  result of
the west coast dock strike, Innovo was  obligated  to incur
increased  airfreight  and  was required  to give  customer
discounts as a result of  the late  shipment  of  products.
Innovo's product categories have  historically had a  gross
margin in  the  thirty  percent  range, with  some  product
categories being higher and some lower.   Innovo's  branded
product have traditionally experienced higher margin than its craft and private label business, which usually have similar gross margins.

Apparel

  Joe's.  Joe's gross margins decreased from 57% in  fiscal
2001 to 50% in fiscal 2002. The decrease reflects an increase in sales in the international marketplace, which are often sold at a discount. Additionally, Joe's gross margin was negatively impacted as a result of an increase in cost for some of the more fashion oriented products in Joe's product line. In an effort to maintain high margins, Joe's usually attempts to pass the higher cost of certain goods to its customer by charging a higher sales price for such products.

  IAA.  IAA's gross margins increased in fiscal 2002 to 20%
from 16% in fiscal  2001.    IAA's  sales  in  fiscal  2002
primarily consisted  of denim  jeans  and  knit  shirts  to
private label customers.   The increase in gross margins is
a result of IAA being able to purchase its products at a lower cost and/or sell the products at a higher price.
IAA's sales to its private label customers usually have lower margins than the sales of the Company's other divisions. It is anticipated that IAA's branded division will experience higher gross margins than its private label business as a result of IAA's ability to obtain higher prices for its branded apparel products.

  The increase in IAA  margins  offset  decreases in  other
subsidiaries  resulting  in  an  overall  increase  in  the
collective margin.   The Company's collective  gross margin
may fluctuate in future periods based upon which segments operating subsidiary and operating division accounts for a larger percentage of sales.

Selling, General and Administrative Expense

  The   Company's   selling,   general  and  administrative
("SG&A") expenses increased in 2002  by  approximately 161%
from $3,191,000 in 2001 to $8,325,000 in 2002. The increase
in SG&A expenses is largely  a  result  of an  increase  in
expenses to support  the Company's  revenues growth  during
the period.   During  the  period  the  Company  incurred a
notable   increase   in   wages,    advertising,    travel,
professional fees, sales shows and other expenses related to the Company's revenue growth.

Accessory

  Innovo.     Innovo's    SG&A   expenses   increased    by
approximately 111% to $2,963,000 in fiscal 2002 compared to
fiscal 2001.  Innovo's increase in SG&A expenses is largely
attributable to expenses which were necessary to support or
associated with  Innovo's increase  in  revenues.    During
fiscal 2002, Innovo's wages increased by approximately 103%
to  $842,000  as  Innovo  added   staff   members  at   its
headquarters in Knoxville and to its showroom  in  New York
City.   Additionally,  Innovo's  wages increased  from  the
addition of employees  at Innovo's  sourcing office  IHK in
Hong Kong.   Innovo's commission expense  increased by 132%
to $292,000 during the period due to the increase in commission based revenues.

  Royalties expense for fiscal 2002 increased by 215% to $270,000 mainly in response to the increase in the sales of Bongo related products and the royalty expense associated therewith. Innovo's distribution costs also increased by approximately 50% during the period as a result of the expense associated with distributing a greater amount of product.

Nasco Products International, Inc.

  The Company's accessory  business  in  the  international
marketplace  had  previously  been  conducted  through  the
ompany's Nasco Products International, Inc. ("NPII").  NPII
had international licensing rights for certain  sports  and
character related trademarks.  NPII sold accessory products
primarily in Europe bearing the trademarks.  In 1999,  NPII
ceased operations in the  international  accessory  market.
At  such  time,  NPII  was  in  disagreement  with  certain
licensors in regards to the terms  and royalty  commitments
under the  licensing  agreements.   In  1999, NPII  accrued
$104,000 against  the potential  liability  associated with
the agreements.   In fiscal 2002, NPII  reversed  into SG&A
expense the accrual due to the fact there has not been material activity in regards to the agreements over the last three fiscal years. See "Business--Licensing Agreement and Intellectual Properties."

Apparel

  Joe's.  With fiscal 2002 being  Joe's  irst  twelve-month
cycle   of    business,   its   SG&A   expenses   increased
significantly during the period compared to the prior year.
Joe's results for fiscal 2002 also include  the  additional
expenses associated with the operation of JJJ.   Joe's SG&A
expenses increased  by  approximately 425% to $3,245,000 in
fiscal 2002 compared to $618,000 in fiscal 2001. Joe's wage
expense increased  significantly  during  fiscal 2002  as a
result of  the  increase in staff  to support Joe's growth.
With Joe's royalty and commission expense  being a function
of Joe's revenues, these expenses  increased  substantially
in fiscal 2002 as a result  of  Joe's  increasing revenues.
During fiscal  2002 as part  of  Joe's  marketing campaign,
Joe's participated in numerous sales shows  and  advertised
the Joe's brand in national print publications. As a result
in fiscal 2002 Joe's  sales show expense increased  by 232%
to $166,000 and its advertising expenses increased  by 294%
to  $264,000  compared  to  fiscal 2001.   Joe's  factoring
expense increased to $41,000 in fiscal 2002 in response to the increase in the number of receivables Joe's factored.

  IAA.   IAA's SG&A expenses in  fiscal 2002  increased  to
$761,000 from $83,000 in fiscal 2001  a  817% increase.  As
noted previously, fiscal 2002 was IAA's first  full twelve-
month business cycle.  IAA's wages increased in fiscal 2002
to $492,000 from $77,000 in fiscal 2001. During the period,
IAA had $46,000  of  sales  samples with  no  sales  sample
expense in fiscal 2001.  IAA's factor expense increased  to
$130,000 in fiscal 2002 as a result of  an increase  in the
amount of receivables IAA factored and an extra  factor fee
charged  to   IAA   for  the  factoring  of  one  of  IAA's
significant   customers.    See  "Liquidity   and   Capital
Resources"  in   Managements  Discussion  and  Analysis  of
Financial Condition and  Results  of Operations.

Other

  IGI.  IGI, which reflects the  corporate  expenses of the
Company and operates under  the "other"  segment  does  not
have revenues.  For fiscal 2002, IGI's expenses,  excluding
interest,  depreciation   and  amortization,  increased  by
approximately 17.4% to $1,375,000 compared to $1,171,000 in
fiscal 2001.  The most notable increase in expense  for IGI
is the increase in  its  professional  fees  and  insurance
expenses. For fiscal 2002, IGI's professional fee's expense
increased approximately 49% compared to  fiscal 2001.   The
increase in professional fees  is  largely  attributable to
additional legal  and  accounting  fees.   IGI's  insurance
expense increased by 22% as a result of an increase  in the
cost   of  the  Company's  Director  and  Officer insurance
and as a result  of  an  increase  in  the cost  of general
liability insurance for the  Company's  growing operations.
IGI's   remaining   expenses  did  not   differ  materially
compared to fiscal 2001.

  IRI. During fiscal 2002, IRI had approximately $61,000 of professional fees which were represented in the SG&A under the Company's other segment. These professional fees were primarily associated with the formation of IRI and professional fees necessary for the completion of the investments made by IRI during the period. See "Business-
Investments."

Depreciation and Amortization Expenses

  Depreciation and Amortization  expenses for  the  Company
increased  in  fiscal 2002  to  $256,000  from  $167,000 in
fiscal 2001, an increase of 53%.  The increase is primarily
attributable  to  IAA's  amortization  of  the  non-compete
agreement entered  into  in  August 2001,  pursuant to  the
terms of the knit acquisition.  The  non-compete  agreement
has been valued at $250,000 and is being amortized over two
years,  based  upon  the  term  of  the  agreement.   IAA's
amortization expense in fiscal 2001 was $35,000 compared to $120,000 in fiscal 2002. See Note 3 "Acquisitions," in the
Notes to the Consolidated Financials.

  The  Company's   combined   deprecation  expense  totaled
$86,000,  with  LMI's   depreciation   of  the  Springfield
facility representing $40,000  of  the  depreciation total.
The remaining depreciation expense is associated with the depreciation of small operational assets such as furniture, fixtures, leasehold improvements, machinery and software.

Interest Expense

  The Company's  combined  interest  expense for  the  year
ended November 30, 2002 increased by approximately $327,000
to $538,000 compared to $211,000 fiscal 2001. The Company's
interest expense is primarily associated with its factoring
and  inventory  lines  of  credit,   the  knit  acquisition
purchase note and the  note associated with  the  Company's
former   manufacturing   facility   and   headquarters   in
Springfield, TN. See "Business-Properties" and "Managements
Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Accessory

  Innovo.   For fiscal 2001, Innovo's interest expense was
$139,000  compared  to  $33,000  in  fiscal  2001.    This
represents interest expense incurred from borrowings under Innovo's factoring agreement and inventory line of credit.
See "Managements  Discussion  and  Analysis  of  Financial
Condition and Results of Operations-Liquidity and  Capital
Resources."

Apparel

  Joe's.   Joe's  interest  expense  for  fiscal 2002  was
approximately $29,000 as  a  result of the fact that Joe's
does not factor all of its receivables and  thus does  not
borrow  against  these  receivables  under  its  factoring
agreement  and   carries   these  receivables   as  "house
accounts."  Joe's interest expense does include borrowings
under its inventory  line  of  credit.   See  "Managements
Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

  IAA.  IAA's  interest  expense  increased  significantly
during fiscal 2002 as a result  of  IAA factoring  a  vast
majority  of  its  receivables  and then  borrowing  funds
against these receivables.    See "Managements  Discussion
and  Analysis  of   Financial  Condition  and  Results  of
Operations-Liquidity and Capital Resources  "Additionally,
IAA's interest expense increased as a result  of  interest
payments associated with the  knit acquisition  note which
was issued as part of the purchase  of  the knit  division
from  Azteca  and  the  creation  of  IAA.   See  Note  3,
"Acquisitions"   in   the   Notes   to   the  Consolidated
Financials.

  For fiscal 2002, IAA's interest expense increased by approximately 377% to $310,000 compared to fiscal 2001.

Other Income

  The Company had other income of $61,000 in fiscal 2002 compared to other income of $81,000 in fiscal 2001.

  LMI.  The decrease in income is largely  attributable to
a $90,000 expense the Company's LMI subsidiary incurred as
a result of repair expenses associated  with the Company's
former  manufacturing   facility   and   headquarters   in
Springfield, TN. See "Business--Properties." During fiscal
2002,  LMI's   operational   expenses   did   not   change
materially.    LMI's   main   operational   expenses   are
maintenance and taxes. However, during the year, LMI made significant renovations to the Springfield facility that totaled approximately $425,000 of which $335,000 was capitalized and $90,000 was expensed during fiscal 2002.
LMI operations are part of the Company's "other" segment of business.

  IRI.  Other Income in fiscal 2002  includes $173,000  of
income from a management fee the IRI receives pursuant  to
an investment the Company made through its IRI  subsidiary
in the second quarter of 2002. See "Business-Investments."
IRI, which operates under the Company's  "other"  business
segment was formed during  fiscal 2002  and  thus did  not
have operations during  fiscal 2001.  During  fiscal 2002,
IRI had approximately $61,000 of  professional  fees which
were represented in the SG&A expense under  the  Company's
other segment.   These  professional  fees were  primarily
associated with the formation of IRI and professional fees necessary for the completion of the investments made by IRI during the period. See "Business-Investments."

  The remaining other income is primarily associated  with
rental income generated from tenants who are occupying the
Company's  former   manufacturing   facility   located  in
Springfield, TN.

Net Income

  The Company's net income  of  $572,000  for  fiscal 2002
compared to a net loss of $618,000  in  fiscal 2001.   The
Company's  profitability is  largely  attributable  to the
significant increase revenues in  fiscal 2002  compared to
fiscal 2001 and  the  Company's  ability  to  maintain its
gross margins during fiscal 2002.   The Company's expenses
increased significantly in fiscal 2002, however, the Company' higher gross profit offset the increase in revenues, resulting in net income for the period.

Results of Operations

  The following table sets forth certain statement of operations data for the years indicated:


                                                        Years Ended
                                                      (in thousands)

                                                                    $        %
                                            12/01/01   11/30/00   Change   Change
                                            --------   --------   ------   ------
Net Sales                                   $  9,292   $  5,767   $3,525     61
Costs of Goods Sold                            6,333      5,195    1,138     22
                                            --------   --------   ------   ------
Gross Profit                                   2,959        572    2,387    417

Selling, General &
 Administrative                                3,191     4,147     (956)    (23)
Write down of long-term assets                    --       600       (A)     (A)
Other                                             --       116       (A)     (A)

Depreciation & Amortization                      167       250      (83)    (33)
                                            --------   -------   ------   -----
Income (Loss) from Operations                   (399)   (4,541)   4,142      91

Interest Expense                                (211)     (446)    (235)    (53)
Other Income (expense)                            81       (69)     150      (A)
                                            --------   -------   ------   -----

Income (Loss) Before Income
Taxes and extraordinary item                    (529)   (5,056)   4,527      90
Income Taxes                                      89        --       89      (A)
                                            --------   -------   ------   -----

Income (Loss) before
extraordinary item                              (618)   (5,056)   4,438      88
                                            --------   -------   ------   -----

Extraordinary Item                                --    (1,095)      (A)     (A)
                                            --------   -------   ------   -----

Net Income (Loss)                           $   (618)  $(6,151)  $5,533      90


(A) Not Meaningful

Reportable Segments

  During fiscal 2001, the Company operated in two segments,
accessories and apparel. The accessories segment represents
the Company's historical line of business  as  conducted by
Innovo.  The apparel segment is comprised of the operations
of Joe's and IAA, both of which began in 2001, as  a result
of acquisitions.   The Company's real estate operations and
corporate activities are categorized under "other." The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

  Prior to November 30, 2000,the Company had two reportable
segments, domestic and international, based on the business
activities  from which  they  earned revenues  or  incurred
expenses.  During 2000, the Company  significantly  reduced
its international sales efforts and ceased to operate under
the international segment in 2001.  Both  of the  segments,
however, were in the  accessory business.   Therefore,  the
following  discussion  will  compare   the   domestic   and
international segments for 2000 with the accessory segment for 2001.

  The following table sets forth certain statement of operations data by segment for the years indicated (in thousands):


December 1, 2001                Accessories    Apparel    Other (A)    Total
                                -----------    -------    --------     -----
Revenues, net                   $ 	5,642      $ 3,650    $      -    $ 9,292
Gross profit                        1,751        1,208           -      2,959
Depreciation and amortization          45           35          87        167
Interest expense                       32           79         100        211


(A) Other includes corporate expenses and assets and expenses related to real estate investments.



November 30, 2000               Domestic       International     Total
                                --------       -------------     -----
Revenues, net                   $  5,686       $      81         $  5,767
Gross profit                         558              14              572
Depreciation and amortization        250               -              250
Interest expense                     446               -             446



                                 Accessories
                                 (Domestic &
2001 to 2000                     International)        Apparel             Other (A)
                                 -------------        ----------          -----------
                              $ Change  % Change  $ Change  % Change  $ Change  % Change
                              --------  --------  --------  --------  --------  --------
Revenues, net                 $   (125)     (2.2) $  3,650        (B) $      -         -
Gross profit                     1,179       206     1,208        (B)        -         -
Depreciation and amortization     (205)     (455)       35        (B)       87       100
Interest expense                  (414)   (1,294)       79        (B)      100       100


(B)  Not Meaningful

  Comparison  of  Fiscal  Year  Ended  December 1, 2001  to
Fiscal Year Ended November 30, 2000

  During Fiscal 2001, the Company began operations  in  the
apparel segment.   With the additional  revenues  from  the
Company's apparel segment, net revenues for the  year ended
December 1, 2001  increased  by $3,525,000  or  61.1%  from
$5,767,000 in 2000 to $9,292,000 in 2001.  While sales  for
the Company's accessory segment remained flat in 2001.

Accessory

  Innovo.  The Company's accessory segment  had  revenue of
approximately  $5,642,000   in   fiscal  2001  compared  to
$5,767,000 in fiscal 2000.  During fiscal 2000, the Company
implemented significant changes to the Company's operations
including the restructuring of  the Company's manufacturing
and distribution operations.  Consequently, with a majority
of the Company's resources and  efforts  during fiscal 2000
focused  on  completing  the  corporate  restructuring, the
Company's revenues decreased in fiscal 2001.  The  decrease
is  primarily   attributable  to   the   Company's  limited
manufacturing and  marketing  capacity  during  the period.
See Note 1 "Restructuring of Operations" in the Notes to the Consolidated Financials.


Apparel

  During fiscal 2001, the Company entered into the apparel business through the acquisition of the licensing rights to the Joe's Jeans label from JD Design, LLC and through the acquisition of the knit division of Azteca Production
International, Inc. See Note 3 "Acquisitions" in the Notes to the Consolidated Financials. The Company's apparel segment accounted for combined sales of $3,650,000 in fiscal 2001.

  Joe's.  Since the acquisitions of  the  licensing rights
in February  of 2001,  Joe's  Jeans sales  for the  period
totaled  $1,520,000.  During fiscal 2001, Joe's  primarily
sold  denim  jeans  to  high-end  department  stores   and
boutiques located in the United States.


  IAA.  IAA's  revenues  since  August  of  2001,  totaled
$2,130,000. IAA's main product categories in fiscal 2001 were denim jeans and knit tops, which IAA sold to private label customers.

Gross Margin

  The Company's gross margin percentage increased from 10% in fiscal 2000 to 32% in fiscal 2001.

Accessory

  Innovo.  Innovo's  gross  margin  for  fiscal  2000  was
approximately 10%.  During fiscal 2000, the Company closed
its domestic manufacturing and  distribution facilities in
Knoxville, TN, which produced and distributed products for
the Company's accessory segment of  business  conducted by
Innovo.  As a result, in  fiscal 2000,  Innovo  incurred a
$300,000 inventory  adjustment  for  liquidated  inventory
thus increasing Innovo's cost of goods.  Furthermore, as a
result  of  closing  its  manufacturing  and  distribution
operations,  Innovo  wrote  off  $250,000  of  capitalized
overhead that was associated with its  production facility
and  the  manufacturing  process.   The  impact  of  these
adjustments significantly reduced Innovo's gross margin in fiscal 2000. In fiscal 2001, Innovo's gross margin was approximately 32%, more in line with its historical gross margins.


Apparel

  IAA. IAA's gross margins were approximately 16% in fiscal 2001. IAA primarily provides products to private label apparel customers and its gross margins for fiscal
2001 were in line with industry norms for the private label industry.

  Joe's.    Joe's  gross  margins  in  fiscal  2001   were
approximately 57%. Joe's did not have operations in fiscal
2000.

Selling General and Administrative Expenses

  The Company's SG&A expenses decreased  in  2001  by  23%
from $4,147,000 in 2000 to $3,191,000 in 2001.  The change
in SG&A expense  resulted  primarily  from  the  Company's
restructuring efforts taken in  fiscal 2001.  See  Note  1
"Business Description-Restructuring of Operations" to the Notes to the Consolidated Financial Statements. Additional savings resulted from the Company's restructuring and reduction in headcount, which commenced in 2000 and ended in 2001.

Depreciation and Amortization

  The Company's depreciation and amortization expenses were not significantly different from 2000 to 2001 due to the lack of significant purchases of fixed assets and intangible assets during 1999.

Interest Expense

  The Company's  interest  expense  for  the  year  ended
December 1, 2001 decreased by $235,000 to $211,000  as  a
result  of  decreased  borrowing   from   the   Company's
factoring facility and the Company's higher cash reserves
offset by interest on $3.6 million of debt related to the
knit division acquisition.   See Note 3 "Acquisitions" in
the Notes to the Consolidated Financials.

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

Net Loss

  The  Company's  losses  decreased  from  $6,151,000  in
fiscal 2000 to a loss of $618,000  for  fiscal 2001.  The
decrease is primarily  a  function  of  the  increase  in
revenues the  Company  experienced  in  fiscall 2001, the
return  of  the  Company's   gross  margins   to   levels
consistent  with  its  historical  gross margins and  the
decrease  in  expenses  associated  with  the   Company's
restructuring  efforts  during  fiscal 2000.   See Note 1
"Business  Description--Restructuring  of Operations"  in
the Notes to  the Consolidated  Financials.   Seasonality
The Company's business is seasonal.  The majority of  the
marketing and sales activities take place from late  fall
to early spring.  The  greatest  volume of  shipments and
sales are generally made  from  late  spring  through the
summer,  which  coincides  with the Company's  second and
third fiscal quarters and the Company's fiscal year. Cash
flow  is  strongest  in  the  Company's  third and fourth
fiscal quarters.  During the first half  of  the calendar
year, the  Company  incurs  the  expenses of  maintaining
corporate offices, administrative,  sales  employees, and
developing the  marketing programs  and  designs for  the
majority of its sales campaigns.  Inventory  levels  also
increase  during   the   first  half   of  the   year  in
anticipation  of  sales  during  the   third  and  fourth
quarters.  Consequently, during  the first half  of  each
calendar year, corresponding to  the Company's first  and
second fiscal quarters, the Company utilizes  substantial
working  capital  and  its  cash  flows  are  diminished,
whereas   the   second   half    of  the  calendar  year,
corresponding to the Company's third and fourth fiscal quarters, generally provides increased cash flows and the build-up of working capital.


Liquidity and Capital Resources

  The Company's primary sources of liquidity are cash flows from operations, trade payables credit from vendors and related parties and borrowings from the factoring of accounts receivables.

  Cash generated from operating activities during  fiscal
2002 was $1,504,000 compared to a cash use in  operations
of $632,000 in fiscal 2001.  The increase is  a result of
an increase in accounts receivable  of  $1,490,000 and  a
$3,330,000  increase  in  inventory  purchases offset  by
current liability increases of $1,742,000, related  party
increases of $3,440,000 and net income of $572,000.  Cash
generated by operating activities funded the  purchase of
additional property, plant and equipment expenditures and
the   repayment   of   the   current  principal  payments
associated with the Company's long-term debt.

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

  Cash  used  in  operating  activities   was  $4,598,000
resulting  primarily  from  the  Company's  net  loss, an
increase in inventory of $1,375,000 offset  by  decreases
in  accounts  receivables $566,000  and  a  decrease   in
accounts payable and accrued expenses of $282,000.

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

  The Company relied on the following primary sources to fund operations during fiscal 2002:

 - A financing agreement with CIT Group, Inc. ("CIT")
 - Cash reserves
 - Trade  payables   credit   with   its   domestic   and
   international suppliers
 - Trade payables credit from related parties

  On June 1, 2000, the  Company,  through  its three main
operating subsidiaries, Joe's, Innovo,  and IAA,  entered
into a financing agreement with CIT for the  factoring of
the Company's accounts receivables. Pursuant to the terms
of the agreements  the Company,  at its option,  can sell
its accounts receivables to CIT and then borrow up to 85%
of the  amount  factored  against  the  receivables on  a
non-recourse  basis,  provided  that  CIT  approves   the
receivables in advance.  The  Company may  at  its option
also factor non-approved receivables on a recourse basis.
The Company continues to  be  obligated in  the  event of
product defects  and  other  disputes, unrelated  to  the
credit worthiness of the customer.   The  agreements call
for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% on funds borrowed against the factored receivables or 6.5% per annum.

  In  August  2002,  Joe's  and  Innovo   amended   their
factoring agreements with CIT  to  include  an  inventory
based line of credit.   According  to  the  terms of  the
agreements, amounts loaned against inventory are to  bear
an interest rate equal to the greater  of the Chase prime
rate plus 0.75%  or  6.5%  per  annum.   The  Company  is
currently restricted in regards to how much CIT will loan against the inventory. The restrictions currently limit the amount Joe's and Innovo can borrow against its inventory at $400,000 for each subsidiary.

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

  Based on the Company's anticipated internal growth in 2003, the Company believes that it will be necessary to obtain additional working capital sources in order to meet the operational needs associated with such growth.
The Company believes that it will address these needs by increasing the availability of funds offered to the Company under its financing agreements with CIT or other financial institutions. The Company is currently seeking additional working capital if it can be obtained at suitable terms. The Company may be required to obtain additional capital through debt or equity financing.

  The Company believes that  any  additional capital,  to
the extent  needed, may  be  obtained  from  the  sale of
equity securities or  through short-term  working capital
loans.  However, there can be  no assurance  that this or
other  financing  will  be   available  if  needed.   The
inability  of  the  Company  to  be able  to fulfill  any
interim  working  capital  requirements  would force  the
Company to constrict its operations.  The Company intends
to pursue acquisitions that  may result  in  the  Company
raising   additional  capital  through  debt  or   equity
financing.    The Company believes  that  the  relatively
moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

Crossman Loan

  On February 7, 2003 the  Company  entered into  a loan
agreement with Marc Crossman, a member of  the Company's
Board of Directors.  The loan was funded  in  two phases
of $250,000 each  on  February 7, 2003  and February 13,
2003 for an aggregate loan value  of  $500,000.   In the
event  of  default,  each  phase  is  collateralized  by
125,000 shares of the Company's common  stock as well as
a  general   claim  on   the   assets  of  the  Company,
subordinate to existing lenders.  Each phase matures six
months  and  one  day from  the date  of its  respective
funding, at which point  the  principal  amount  and any
accrued interest is due in full. The loan  carries an 8%
annualized interest rate with interest due on  a monthly
basis.  The loan may  be  repaid by  the Company  at any
time  during  the  term  of  the  loan  without penalty.
 Further, the Company has the option  to extend the term
of the loan for an additional period  of  six months and
one day at anytime before maturity.   The  disinterested
directors  of  the  Company  approved   the   loan  from
Mr. Crossman.

Long-Term Debt

Long-term   debt   consists   of   the   following   (in
thousands):


                                       2002         2001
                                       ----         ----

First mortgage loan on Springfield
 property                             $  558      $  625
Promissory note to Azteca                786       1,000
Promissory note to Azteca              2,043       2,600
                                       -----       -----
Total long-term debt                   3,387       4,225
Less current maturities                  756         845
                                       -----       -----
                                      $2,631      $3,380
                                       -----       -----
                                       -----       -----

  The first mortgage loan is  collateralized by a  first
deed of trust on real property  in Springfield, TN (with
a carrying value  of $1,220,000  at  November 30, 2002),
and by an assignment of key-man life  insurance  on  the
President of the Company, Pat Anderson, in the amount of
$1 million.  The loan bears  interest at 2.75% over  the
lender's  prime  rate  per  annum  (which  was  7.50% at
November 30, 2002  and  December 1, 2001)  and  requires
monthly  principal   and  interest  payments  of  $9,900
through February 2010. The loan is also guaranteed by the Small Business Administration (SBA). In exchange for the SBA guarantee, the Company, Innovo, NPII, and the President of the Company, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement. See Note 9 "Long Term Debt" in the Notes to the Consolidated Financial Statements.

  In  connection  with  the   acquisition  of  the  knit
division from  Azteca,  the  Company  issued  promissory
 notes in the face  amounts  of $1.0  million  and  $2.6
million,  which  bear  interest  at  8.0% per annum  and
require   monthly  payments  of   $20,276  and  $52,719,
respectively. The notes have a five-year term and are unsecured. See Note 3 "Acquisitions" in the Notes to the Consolidated Financials.

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

  The  following  table   sets   forth   the   Company's
contractual obligations and commercial commitments as of November 30, 2002:


CONTRACTUAL                     PAYMENTS DUE BY PERIOD
OBLIGATIONAL


                        Total     Less than     1-3 years      4-5      After 5
                                    1 year                     years      years
Long Term Debt          $3,387     $  756       $1,700         $  884    $   86
Operating Leases           662        138          239            285        --
Other Long Term          1,394         71          898            425        --
Obligations-Minimum
Royalties


Critical Accounting Policies

  Management's  discussion  and  analysis of  our financial
 condition and  results  of  operations are  based upon our
consolidated financial statements, which have been prepared
in accordance with accounting principles generally accepted
in the United States of America.   The preparation of these
financial  statements requires  us  to  make  estimates and
judgments  that  affect  the  reported  amounts  of assets,
liabilities, revenues and expenses, and related disclosures
of contingent assets and  liabilities. On an ongoing basis,
the Company evaluates estimates, including those related to
returns,  discounts,  bad  debts,  inventories,  intangible
assets, income taxes, and contingencies and litigation. The
Company bases its estimates on historical experience and on
various  other  assumptions   that   are  believed   to  be
reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  The Company believes  the  following critical  accounting
policies  affect   our   more  significant  judgments   and
estimates  used  in  the  preparation  of  our consolidated
financial  statements.   For  a  further discussion  on the
application of these  and  other  accounting policies,  see
Note 2 "Critical Accounting Policies" to  the  Notes to the
Consolidated Financials.

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

Accounts  Receivable-Allowance  for  Returns, Discounts and
Bad Debts

  The Company  evaluates  the  collectibility  of  accounts
receivable  and  chargebacks  (disputes  from the customer)
based upon  a  combination  of  factors.  In  circumstances
where  the  Company  is  aware  of  a  specific  customer's
inability   to   meet   its  financial  obligations  (e.g.,
bankruptcy  filings,  substantial   downgrading  of  credit
sources), a specific reserve for bad debts is taken against
amounts due to reduce the net  recognized receivable to the
amount reasonably expected to be collected.   For all other
customers, the  Company  recognizes reserves for  bad debts
and   chargebacks   based   on   the  Company's  historical
collection    experience.     If    collection   experience
deteriorates (i.e., an  unexpected material  adverse change
in  a   major customer's  ability  to  meet  its  financial
obligations  to  the  Company),   the   estimates   of  the
recoverability of amounts due us could be reduced by a material amount.

  As of November 30, 2002, the balance in the allowance for returns, discounts and bad debts reserves was $383,000, compared to $164,000 at December 1, 2001.

Inventory

  The Company's inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory.

Valuation of Long-lived and Intangible Assets and  Goodwill

  The  Company  assesses  the  impairment  of  identifiable
intangibles, long-lived assets and goodwill whenever events
or changes in  circumstances  indicate  that  the  carrying
value may not be recoverable.  Factors considered important
that  could  trigger  an   impairment  review   include the
following:

  a  significant  underperformance  relative  to   expected
historical or projected future operating results;
  a significant change in the manner of the use of the acquired asset or the strategy for the overall business;
or
  a significant negative industry or economic trend.

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

  In 2002, the Statement of  Financial Accounting Standards
(SFAS)  No. 142  "Goodwill  and  Other  Intangible Assets,"
became effective.   This  statement  establishes  financial
accounting and reporting  for  acquired goodwill  and other
intangible  assets  and  supersedes  APB  Opinion  No.  17,
Intangible  Assets.   The  Company  adopted  SFAS  No.  142
beginning  with  the  first quarter of 2002.   SFAS No. 142
requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, the Company has not amortized goodwill.

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

Income Taxes

  As  part  of  the  process  of  preparing  the  Company's
consolidated  financial statements,  management is required
to estimate income  taxes in each  of  the jurisdictions in
which it operates.   The process involves estimating actual
current  tax  expense  along   with   assessing   temporary
differences resulting from differing treatment of items for
book and tax purposes.   These timing differences result in
deferred tax assets and liabilities,  which are included in
the  Company's  consolidated   balance  sheet.   Management
records a valuation allowance  to  reduce its  deferred tax
assets to the amount that  is  more likely  than  not to be
realized.  Management has considered  future taxable income
and ongoing  tax  planning strategies in assessing the need
for the valuation allowance.   Increases  in  the valuation
allowance result  in  additional  expense  to  be reflected
within the tax provision in  the  consolidated statement of
income.  Reserves  are  also  estimated  for ongoing audits
regarding Federal,  state and international issues that are
currently unresolved.   The Company routinely  monitors the
potential impact of these situations and believes that it is properly reserved.

Contingencies

  The Company accounts for contingencies in accordance with
Statement of Financial Accounting Standards ("SFAS") No. 5,
"Accounting for Contingencies".   SFAS No. 5  requires that
the  Company  record  an   estimated  loss  from   a   loss
contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.
Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved.
Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate.

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

  In April 2002,  the FASB issued SFAS No. 145, "Rescission
of FASB Statements No. 4,  44,  and 64,  Amendment  of FASB
Statement  No.  13,  and   Technical  Corrections."    This
Statement  rescinds  or   modifies  existing  authoritative
pronouncements  including  FASB  Statement No. 4 "Reporting
Gains and Losses from Extinguishment of Debt."  As a result
of the issuance  of  SFAS No. 145, gains  and  losses  from
extinguishment   of   debt    should   be   classified   as
extraordinary items  only  if  they  meet  the criteria  in
Opinion 30. "Reporting the Results  of Operations-Reporting
the Effects of Disposal of a  Segment  of  a Business,  and
Extraordinary,  Unusual  and  Infrequently Occurring Events
and Transactions." Applying  the  provisions of  Opinion 30
will distinguish transactions that  are part of an entity's
recurring  operations   from  those  that  are  unusual  or
infrequent or that meet  the criteria for classification as
an extraordinary item.   The provisions  of  this Statement
related to the rescission  of  Statement 4 shall be applied
in fiscal years beginning after May 15, 2002.   Any gain or
loss on extinguishment of  debt that  was  classified as an
extraordinary item in prior periods presented that does not
meet the criteria  in  Opinion 30 for classification  as an
extraordinary item shall be reclassified. Early application
of  the  provisions  of  this  Statement  related   to  the
rescission  of  Statement  4  is  encouraged.    Innovo  is
currently evaluating the impact that this statement may have on any potential future extinguishments of debt. Upon adoption of SFAS No. 145, Innovo will reclassify items previously reported as extraordinary items as a component of operating income on the accompanying statements of income.

  During 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -Transaction and Disclosure, an amendment to FASB Statement No. 123." This Statement requires more extensive interim disclosure related to stock based compensation for all companies and for companies that elect to use the fair value method for employee stock compensation, permits additional transition methods. This statement is effective for fiscal years ending after December 15, 2002, with early adoption regarding annual disclosure encouraged. Innovo is currently evaluating the impact of adoption of this standard.

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

  In December 2002,  the  Financial  Accounting  Standards
Board issued Statement  of  Financial Accounting Standards
 No. 148   "Accounting   for   Stock-Based   Compensation-
Transition and Disclosure" (SFAS 148),  which  amends SFAS
No. 123,   "Accounting   for   Stock-Based  Compensation".
Statement 148 provides  alternative methods of  transition
for a voluntary change to the fair value  based method  of
accounting  for  stock-based  employee  compensation.   In
addition, Statement 148 amends the disclosure requirements
of Statement 123  to  require  more  prominent  and   more
frequent  disclosures in  financial  statements  about the
effects  of  stock-based  compensation.    The  transition
guidance and annual disclosure provisions of Statement 148
are effective for fiscal years ending  after  December 15,
2002, with  earlier  application   permitted   in  certain
circumstances.   The  interim  disclosure  provisions  are
effective  for   financial  reports  containing  financial
statements   for    interim   periods    beginning   after
December 15, 2002.  The Company does not plan  on changing
its  method  of  accounting   for   stock-based   employee
compensation  and  will  comply  with  the  new disclosure
requirements beginning with  its  annual report  and  Form
10-K for the year ending November 29, 2003. The Company is
in  the  process  of  evaluating  the   adoption  of  this
standard, but does not believe it will have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

  The Company is exposed to certain  market  risks arising
from transactions  in  the  normal course of its business,
and  from  debt  incurred  in  connection  with  the  knit
acquisition. See Note 3 "Acquisitions" in the Notes to the
Consolidated   Financials .   Such   risk  is  principally
associated  with  interest  rate   and   foreign  exchange
fluctuations, as well as changes in the Company's credit standing.

Interest Rate Risk

  The  Company's  long-term debt  bears  a fixed  interest
rate.   However,  because the Company's  obligations under
its receivable  and  inventory  financing  agreements bear
interest at floating rates (primarily JPMorgan Chase prime
rate), the Company is sensitive  to changes in  prevailing
interest rates.   A  10% increase  or  decrease  in market
interest  rates  that  affect  the   Company's   financial
instruments would have a material impact on earning or cash flows during the next fiscal year.

Foreign Currency Exchange Rates

  Foreign  currency  exposures  arise  from  transactions,
including  firm  commitments  and  anticipated  contracts,
denominated   in  a  currency  other  than   an   entity's
functional currency, and from foreign-denominated revenues
translated into U.S. dollars. Our primary foreign currency
exposures relate to  the Joe's Jeans Japan subsidiary  and
resulting Yen  Investments.  The Company  believes that  a
10.0% adverse change in the Yen rate in  respect to the US
dollar would not have a material impact on earning or cash
flows  during  the  next  fiscal  year  because   of   the
 relatively small size of the subsidiary compared to the rest of the Company.

  The Company  generally  purchases  its  products in U.S.
dollars. However, the Company sources most of its products
overseas and, as such, the cost  of  these products may be
affected  by  changes  in  the   value  of   the  relevant
currencies.  Changes  in  currency exchange rates may also
affect the relative prices at which   the  Company and its
foreign competitors sell products in the same market.  The
Company currently does not hedge  its  exposure to changes
in foreign currency  exchange rates.   The  Company cannot
assure  that foreign currency fluctuations will not have a
material  adverse  impact  on   the  Company's   financial
 condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS

  See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements and notes thereto, and the financial statement schedule filed on part of this report.

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

ITEM 14.  CONTROLS AND PROCEDURES

  (a) Evaluation of disclosure controls  and  procedures.
Our  chief  executive  officer/chief  financial  officer,
after  evaluating  the  effectiveness  of  the  Company's
"disclosure controls and  procedures" (as defined  in the
Securities Exchange Act of 1934 Rules 13a-14(c) and  15d-
14(c)) as  of  a  date (the "Evaluation Date") within  90
days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

  (b) Changes  in  internal  controls.   There  were  no
significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                         PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND
REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules.   Reference is
made to the Index to Financial Statements and Schedule on page F-1 for a list of financial statements and the financial statement schedule filed as part of this report. All other schedules are omitted because they are not applicable or the required information is shown in the Company's inancial statements or the related notes thereto.

  (b) Reports on Form 8-K

      None

  (c) Exhibits


Exhibit
Number      Description                                                    Reference No.
3.1	      Fifth of Amended and Restated Certificate of Incorporation
             of Registrant.                                                      10.73
3.2	      Amended and Restated Bylaws of Registrant.*                           4.2 (5)
4.1         Article Four of the Registrant's Amended and Restated
             Certificate of Incorporation (included in Exhibit 3.1)*
4.2         Certificate of Resolution of Designation, Preferences and
             Other Rights, $100  Redeemable  8%  Cumulative  Preferred
             Stock,  Series  A  dated April 4, 2002
4.3         Amendment to Certificate of Resolution of Designation,
             Preferences and Other Rights, $100 Redeemable 8%
             Cumulative Preferred Stock, Series A, dated April 14, 2002.
10.1        Registrant's 1991 Stock Option Plan.*	                           10.5 (2)
10.3        Note executed by NASCO, Inc. and payable to First Independent
             Bank, Gallatin, Tennessee in the principal amount of $950,000
             dated August 6, 1992.*				                           10.21 (2)
10.4	      Deed of Trust between NASCO, Inc. and First Independent Bank,
             Gallatin, Tennessee dated August 6, 1992.*		               10.22 (2)
10.5	      Authorization and Loan  Agreement from the U.S. Small Business
             Administration, Nashville, Tennessee dated July 21, 1992.*	         10.23 (2)
10.6	      Indemnity Agreement between NASCO, Inc. and First Independent
             Bank, Gallatin, Tennessee.*                                         10.24(2)
10.7	      Compliance Agreement between NASCO, Inc. and First
             Independent Bank, Gallatin, Tennessee dated August 6, 1992.         10.25 (2)
10.8	      Assignment of Life Insurance Policy issued by Hawkeye National
             Life Insurance Company upon the life of Patricia Anderson-Lasko to First Independent Bank, Gallatin, Tennessee dated July 31,
             1992.*                                                              10.26 (2)
10.9        Guaranty of Patricia Anderson-Lasko on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August
             6, 1992.*                                                           10.27 (2)
10.10	      Guaranty of Innovo Group Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6,
             1992.*                                                              10.28 (2)
10.11	      Guaranty of Innovo, Inc. on behalf of NASCO, Inc. in favor of
             First Independent Bank, Gallatin, Tennessee dated August 6,
             1992.*                                                              10.29 (2)
10.12       Guaranty of NASCO Products, Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August
             6, 1992.*	                                                         10.30 (2)
10.22	      Form of Common Stock Put Option.*                                    10.61 (6)
10.28	      License Agreement dated January 24, 1994 between NFL
             Properties Europe B.V. and NASCO Marketing, Inc.*	               10.66 (9)
10.29	      License Agreement dated July 7, 1997 between National Football
             League Properties, Inc. and Innovo Group Inc.
10.32	      Form of Amendment to Common Stock Put Option.*                       10.72 (9)
10.33	      Agreement dated July 31, 1995 between NASCO Products, Inc.
             and Accessory Network Group, Inc.*                                  10.1 (11)
10.36	      License Agreement dated August 9, 1995 between Innovo, Inc. and
             NHL Enterprises, Inc.*                                              10.49 (12)
10.37       License Agreement dated August 9, 1995 between NASCO
             Products International, Inc. and NHL Enterprises, B.V.*             10.50 (12)
10.38	      License Agreement dated December 15, 1995 between Major
             League Baseball Properties, Inc. and Innovo Group Inc.*             10.51 (12)
10.39	      License Agreement dated October 6, 1995 between Major League
             Baseball Properties and NASCO Products International, Inc.*	   10.52 (12)


10.40       omitted
10.41       omitted
10.42	      Merger Agreement dated April 12, 1996 between Innovo Group
             Inc. and TS Acquisition, Inc. and Thimble Square, Inc. and the
             Stockholders of Thimble Square, Inc.*                               10.1 (13)
10.43       Property Acquisition Agreement dated April 12, 1996 between
             Innovo Group Inc., TS Acquisition, Inc. and Philip Schwartz and
             Lee Schwartz.*                                                      10.2 (13)
10.45	      License Agreement between Innovo Group Inc. and Warner Bros.
             dated June 25, 1996.*                                               10.45(15)
10.46	      License Agreement between Innovo Group Inc. and Walt Disney
             dated September 12, 1996.*                                          10.46(15)
10.47       Indenture of Lease dated October 12, 1993 between Thimble
             Square, Inc. and Development Authority of Appling County,
             Georgia*                                                            10.47(15)
10.48       Lease dated October 1, 1996 between Innovo, Inc. and John F.
             Wilson, Terry Hale, and William Dulworth*                           11.48(15)
10.49	      Incentive Stock Option between Samuel J. Furrow, Jr. and
             Innovo Group Inc.*                                                  10.49(16)
10.50       Incentive Stock Option between Samuel J. Furrow and Innovo
             Group Inc.*                                                         10.50(16)
10.51       Incentive Stock Option between Robert S. Talbott and Innovo
             Group Inc.*                                                         10.51(16)
10.53       Manufacturing and Distribution Agreement between Nasco
             Products International and Action Performance  Companies, Inc.*	   10.53(16)
10.56       Sale Agreement of property in Pembroke, GA between
             Thimble Square and H.N. Properties, L.L.C.*                         10.56(16)
10.57       Lease Agreement between Furrow-Holrob Development, L.L.C.
             and Innovo Group, Inc.*                                             10.57(16)
10.58       Promissory Note dated October 29, 1999 between Innovo Group
             Inc. and Samuel J. Furrow*                                          10.58(17)
10.59       Promissory Note dated November 22, 1999 between Innovo Group
             Inc. and Samuel J. Furrow*                                          10.59(17)
10.61	      License Agreement with Roundhouse*	                                 10.61(17)
10.62       License Agreement with Paws, Inc.*                                   10.62(17)
10.63       Commerce Investment Group, LLC Common Stock and Warrant
             Purchase Agreement*                                                 10.63(18)
10.64       Commerce Investment Group, LLC Purchase Warrant Agreement*           10.64(18)
10.65       Investor Rights Agreement pertaining to the Commerce Investment
             Group, LLC Common Stock and Warrant Purchase Agreement*             10.65(18)
10.66       Commerce Investment Group, LLC Purchase Warrant Agreement*           10.66(18)
10.67       Legal Opinion of Sims, Moss, Kline and Davis, LLP*                   10.67(18)
10.68	      Business Plan*	                                                   10.68(18)
10.69       Transfer Instructions pertaining to the delivery of the Common
             Stock and Warrants purchased by Commerce Investment Group,
             LLC*                                                                10.69(18)
10.70	      Disclosure Schedule*                                                 10.70(18)
10.71       Samuel Furrow, Jr. Stock Purchase Agreement*                         10.71(18)
10.72       Samuel Furrow, Sr. Common Stock Purchase Agreement*                  10.72(18)
10.73       Fifth of Amended and Restated Certificate of  Incorporation of
             Registrant*                                                         10.73(22)
10.74       Mizrachi Group Stock Purchase Agreement*	                           10.74(22)
10.75       Mizrachi Group Investor Rights Agreement*	                           10.75(22)
10.76       Mizrachi Group Warrant Agreement A*                                  10.76(22)
10.77       Mizrachi Group Warrant Agreement B*                                  10.77(22)
10.78	      Mizrachi Group Transaction Disclosure Schedule*                      10.78(22)
10.79       JD Design, LLC Common Stock and Warrant Purchase
             Agreement*                                                          10.79 (20)
10.80       JD Design, LLC Stock Purchase Warrant*                               10.80 (20)


10.81       Employment Agreement, Joe Dahan*                                     10.81(20)
10.82       Option Agreement, Joe Dahan*                                         10.82 (20)
10.83       Joe's Jeans Licensing Agreement*                                     10.83 (20)
10.84       Innovo-Azteca Apparel, Inc. Purchase Agreement*                       2.1 (21)
10.85       Form of Investment Letter*                                           10.85(23)
10.86       Form of Limited Partnership Agreement*	                           10.86(23)
10.87       Form of Sub-Asset Management Agreement*                              10.87(23)
10.88       Distribution  of  Cash  Flow  and  Capital  Events  Proceeds Letter
             Agreement dated April 5, 2002, by and between  Innovo Realty,
             Inc., Innovo  Group  Inc., Income  Opportunity  Realty  Investors,
             Inc., Transcontinental  Realty  Investors,  Inc.,  American  Realty
             Investors, Inc., and Metra Capital, LLC*                            10.88(23)
10.89       Distribution of Capital Events Letter Agreement dated April 5,
             2002, by and between Metra Capital, LLC, Innovo Realty, Inc.,
             Innovo Group Inc., Income  Opportunity Realty  Investors, Inc.,
             Transcontinental Realty Investors, Inc., and American Realty
             Investors, Inc.*                                                    10.89(23)
10.90       Reimbursement of Legal Fees Letter Agreement dated April 5,
             2002, by and between  Innovo  Realty,  Inc., Innovo Group Inc.,
             Income Opportunity Realty Investors, Inc.,  Transcontinental
             Realty Investors, Inc., American  Realty  Investors,  Inc., and
             Third Millennium Partners, LLC*                                     10.90(23)
10.91       Short Form Licensing Agreement with Mattel for Hot Wheel
             License                                                             10.91
10.92       Bongo  License Agreement Extension	                                 10.92
10.93	      License Agreement for Lil Bow Wow Trademark                          10.93
10.94       Canadian Distribution Agreement with Sophistowear                    10.94
21          Subsidiaries of the Registrant*                                      21 (13)
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

                            INNOVO GROUP INC.

                            By: /s/ Samuel J. Furrow, Jr.
                               --------------------------
                               Samuel J. Furrow, Jr.
                               Chief Executive Officer

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

Signature and Title                                 Date

/s/ Samuel J. Furrow, Jr.                 March 17, 2003
-------------------------
Samuel J. Furrow, Jr.
Chief Executive Office, Chief Operating
Officer, Acting Chief Financial Officer
and Director (Principal Executive
Officer and Principal Accounting
Officer)

/s/ Patricia Anderson                    March 17, 2003
---------------------
Patricia Anderson
President and Director


/s/Samuel J. Furrow, Sr.                 March 17, 2003
------------------------
Samuel J. Furrow, Sr.
Chairman of the Board and Director


/s/ Marc B. Crossman                     March 17, 2003
--------------------
Marc B. Crossman
Director


/s/ Daniel Page                          March 17, 2003
---------------
Daniel Page
Director

/s/ Dr. John Looney                      March 17, 2003
-------------------
Dr. John Looney
Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

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

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003
                         /s/ Samuel Joseph Furrow, Jr.
                         -----------------------------
                         Samuel Joseph Furrow, Jr.
                         Chief Executive Officer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
(the "Evaluation Date"); and

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

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             /s/ Samuel Joseph Furrow
                             ------------------------
                            Samuel Joseph Furrow, Jr.
                       Acting Chief Financial Officer
                        (Principal Accounting Officer)

Innovo Group and Subsidiaries

Index to Consolidated Financial Statements



Audited Financial Statements:	                       Page

Report of Independent Auditors -
 Ernst & Young LLP                                   F-2
Consolidated Balance Sheets at
 November 30, 2002 and December 1, 2001	           F-3
Consolidated Statements of Operations
for the years ended November 30, 2002,
December 1, 2001, and November 30, 2000              F-4
Consolidated Statements of Stockholders'
Equity for the years ended November 30,
 2002, December 1, 2001, and November 30,
 2000	                                               F-6
Consolidated Statements of Cash Flows for
the years ended November 30, 2002, and
December 1, 2001	                                   F-8
Notes to Consolidated Financial Statements	     F-11
Schedule II - Valuation of Qualifying Accounts	     F-38

Report of Independent Auditors

Board of Directors
Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 30, 2002 and December 1, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended
November 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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


                                    /s/  Ernst & Young, LLP


Los Angeles, California
February 4, 2003

Innovo Group Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)


                                                    November 30     December 1
                                                       2002           2001
                                                    -----------     ----------
Assets
Current assets:
 Cash and cash equivalents                          $      222       $    292
 Accounts receivable and due from factor, net
  of allowance for uncollectible accounts of
  $383 (2002) and $164 (2001)                            2,737         1,466
 Inventories                                             5,710         2,410
 Prepaid expenses and other assets                         279           180
                                                    ----------     ---------
Total current assets                                     8,948         4,348

Property, plant and equipment, net                       1,419           973
Goodwill                                                 4,271         4,271
Intangible assets, net                                     487           655
Other assets                                                18             -
                                                    ----------     ---------
Total assets                                        $   15,143     $  10,247
                                                    ----------     ---------
                                                    ----------     ---------


Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses              $   2,438      $     697
 Due to related parties                                 4,250            806
 Current maturities of long-term debt                     756            845
                                                    ---------      ---------
Total current liabilities                               7,444          2,348

Long-term debt, less current maturities                 2,631          3,380

Commitments and contingencies

8% redeemable preferred stock, $0.10 par value:
 Authorized shares - 5,000 Issued and outstanding
 shares 193,976 (2002) and none (2001)                      -             -

Stockholders' equity:
 Common stock, $0.10 par value:
  Authorized shares - 40,000 Issued and outstanding
   shares - 14,901 (2002) and 14,921 (2001)             1,491          1,491
 Additional paid-in capital                            40,343         40,277
 Accumulated deficit                                  (33,507)       (34,079)
 Accumulated other comprehensive loss                     (19)             -
 Promissory note - officer                               (703)          (703)
 Treasury stock, 58,410 (2002) and 29,410 (2001)       (2,537)        (2,467)
                                                   ----------      ---------
Total stockholders' equity                              5,068          4,519
                                                   ----------      ---------
Total liabilities and stockholders' equity         $   15,143      $  10,247


See accompanying notes.

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)


                                                               Year ended
                                               November 30     December 1     November 30
                                                  2002            2001           2000
                                               -----------     ----------     -----------


Net sales                                      $    29,609     $    9,292     $     5,767
Cost of goods sold                                  19,839          6,333           5,195
                                                ----------      ---------      ----------
Gross profit                                         9,770          2,959             572

Operating expenses:
 Selling, general and administrative                 8,325          3,191           4,147
 Restructuring and other charges:
  Asset impairment                                       -             -             600
  Other                                                  -             -             116
 Depreciation and amortization                         256            167             250
                                                ----------      ---------      ----------
                                                     8,581          3,358           5,113
                                                ----------      ---------      ----------
Income (loss) from operations                        1,189           (399)         (4,541)

Interest expense                                      (538)          (211)           (446)

Other income (expense), net                             61             81             (69)
                                                ----------     ----------     -----------
Income (loss) before income taxes and
 extraordinary item                                    712           (529)         (5,056)
Income taxes                                           140             89               -
                                                ----------     ----------     -----------
Income (loss) before extraordinary item                572           (618)         (5,056)
Loss on early extinguishments of debt                    -              -          (1,095)
                                                ----------     -----------    -----------
Net income (loss)                               $      572     $      (618)   $    (6,151)
                                                ----------     -----------    -----------
                                                ----------     -----------    -----------

Innovo Group Inc. and Subsidiaries

(In thousands, except per share data)

                                                                 Year ended
                                                 November 30     December 1     November 30
                                                   2002            2001           2000
                                               -----------     ----------     -----------

Income (loss) per share - basic:
 Income (loss) before extraordinary item       $      0.04     $    (0.04)    $     (0.62)
 Extraordinary item                                      -              -           (0.13)
                                               -----------     ----------     -----------
 Net income (loss)                             $      0.04     $    (0.04)    $     (0.75)
                                               -----------     ----------     -----------
                                               -----------     ----------     -----------

Income (loss) per share - diluted:
Income (loss) before extraordinary item        $      0.04     $    (0.04)    $     (0.62)
Extraordinary item                                       -              -           (0.13)
                                               -----------     ----------     -----------
Net income (loss)                              $      0.04     $    (0.04)    $     (0.75)
                                               -----------     ----------     -----------
                                               -----------     ----------     -----------

Weighted average shares outstanding:
 Basic                                              14,856         14,315           8,163
                                               -----------     ----------     -----------
                                               -----------     ----------     -----------
 Diluted                                            16,109         14,315           8,163

                                               -----------     ----------     -----------
                                               -----------     ----------     -----------


See accompanying notes.

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except number of shares)


                                                                                        Accumulated
                                                           Additional                 Other    Promissory        Total
                                             Common Stock   Paid-In   Accumulated Comprehensive   Note  Treasury Stockholders'
                                         Shares  Par Value  Capital    Deficit     Loss          Officer   Stock  Equity
                                         ------  ---------  -------    -------     ----          -------   -----  ------

Balance, November 30, 1999             6,299,032 $  629     $ 31,540  $(27,310)   $  -          $  (703) $(2,426) $ 1,730
Issuance of common stock for debt
 conversion                            1,787,365    179       1,821          -       -                -        -    2,000
Sale of common stock, net of
 offering expenses of $216             5,634,867    563       4,521          -       -                -        -    5,084
Issuance of warrants                           -      -       1,095          -       -                -        -    1,095
Net loss                                       -      -                 (6,151)      -                -        -   (6,151)
                                       ---------  -----      ------     ------    ----          -------     ------- -----
Balance, November 30, 2000            13,721,264  1,371      38,977    (33,461)      -             (703)    (2,426) 3,758
Issuance of common stock for
 acquisitions                          1,200,000  $ 120       1,249    $     -   $   -          $     -     $    - $1,369
Common stock offering expenses                 -      -         (35)         -       -                -          -    (35)
Expense associated with options and
 warrants                                      -      -          86          -       -                -          -      86
Treasury stock purchased                       -      -           -          -       -                -        (41)    (41)
Net loss                                       -      -           -       (618)      -                -          -    (618)
                                       --------- -------    --------   --------    ----         -------    -------   -----
Balance, December 1, 2001             14,921,264   1,491      40,277    (34,079)     (-)           (703)    (2,467)  4,519
Net income                                     -       -           -        572       -               -          -     572
Foreign Currency translation
 adjustment                                    -       -           -          -     (19)              -          -     (19)
Comprehensive Income                           -       -           -          -       -               -          -     553
Common stock offering expenses                 -       -         (25)         -       -               -          -     (25)
Expense associated with options and
 warrants                                      -       -          91          -       -               -          -      91
Cancelled shares                         (20,000)      -           -          -       -               -          -       -
Treasury stock purchased                       -       -           -          -       -               -        (70)    (70)
                                       --------- -------    --------    --------    ----        -------    -------   -----
Balance, November 30, 2002            14,901,264 $ 1,491    $ 40,343	$(33,507)  $ (19)      $  (703)    $(2,537) $5,068
                                       --------- -------    --------    --------    ----       -------     -------   -----


See accompanying notes.

Innovo Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)



                                                                       Year ended
                                                      November 30     December 1     November 30
                                                          2002            2001          2000
                                                      -----------     ----------     -----------

Operating activities
 Net income (loss)                                    $      572	    $     (618)    $   (6,151)
Adjustment to reconcile net income (loss) to cash
 provided by (used in) operating activities
  Loss on early extinguishments of debt                        -               -          1,095
  Stock options and warrants issued for services              91              86              -
  Loss on disposal of fixed assets                            90               2             99
  Depreciation and amortization                              256             167            250
  Asset impairment                                             -               -            600
  Change in allowance for bad debt                           219             128           (117)
  Changes in current assets and liabilities:
   Accounts receivable and due from factor                (1,490)           (882)           566
   Inventories                                            (3,300)            933         (1,375)
   Prepaid expenses and other                               (117)            (86)            45
   Accounts payable and accrued expenses                   1,742          (1,064)           282
   Due to related parties                                  3,444             698            108
   Other                                                      (3)              4              -
                                                     -----------      ----------     ----------
Net cash provided by (used in) operating activities        1,504            (632)        (4,598)

Investing activities
Capital expenditures                                        (622)            (61)           (76)
Net proceeds from sale of fixed assets                         -           1,082             43
Purchase of Knit Division                                      -             (36)             -
Proceeds from real estate investment, distributions
 related to preferred stock                                  436               -             -
Payment of distributions and redemptions related to
 preferred stock                                            (436)              -              -
                                                     -----------     -----------    -----------
Cash provided by (used in) investing activities             (622)            985            (33)
Financing activities
Additional borrowings                                $         -     $         -    $     1,420
Repayments of notes payable and long-term debt              (838)         (1,164)          (644)
Treasury stock purchases                                     (70)            (41)             -
Proceeds from issuance of common stock, net                  (25)            (35)         5,034
                                                     -----------    ------------    -----------
Net cash (used in) provided by financing activities         (933)         (1,240)         5,810
                                                     -----------    ------------    -----------

Effect of exchange rate changes on cash                      (19)              -              -
                                                     -----------    ------------    -----------

Net (decrease) increase in cash and cash equivalents         (70)           (887)         1,179
Cash and cash equivalents, at beginning of year              292           1,179              -
                                                     -----------    ------------    -----------
Cash and cash equivalents, at end of year            $       222    $        292    $     1,179
                                                     -----------    ------------    -----------
                                                     -----------    ------------    -----------

Supplemental disclosures of cash flow information:
 Cash paid for interest                              $       519    $        110    $       415
 Cash paid for taxes                                 $        28    $          -    $         -


During fiscal 2002, the Company issued 195,295 shares of its cumulative non-convertible preferred stock with an 8% coupon in exchange for real estate partnership interests.

See accompanying notes.

1. Business Description

Innovo Group Inc.'s (the "Company") principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. The Company operates its consumer products business through three wholly-owned, operating subsidiaries, Innovo, Inc. ("Innovo"), Joe's Jeans, Inc. ("Joe's), and Innovo Azteca Apparel, Inc. ("IAA") with Innovo and Joe's having two wholly-owned operating subsidiaries, Innovo Hong Kong Limited ("IHK") and Joe's Jeans Japan, Inc. ("JJJ"), respectively. All of the Company's products are manufactured by independent contractors located in Los Angeles, Mexico and the Far East, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer.

In April 2002, the Company entered into the real estate investment business by purchasing limited partnership interests in 22 limited partnerships that subsequently acquired limited partnerships in 28 apartment buildings consisting of approximately 4,000 apartment units. The Company also owns its former headquarters located in Springfield, TN, which it currently leases to third parties. The Company operates its real estate business through two wholly-owned operating subsidiaries: Leasall Management, Inc. ("LMI") and Innovo Realty Inc. ("IRI"). See "Real Estate Transactions" to the Notes to the Consolidated Financials.

During fiscal year 2001, the Company changed its fiscal year end from November 30 of each year to the Saturday closest to November 30. For fiscal year 2002 and 2001, the years ended on November 30, 2002 and December 1, 2001.

Restructuring of Operations

During   fiscal   2000,   the  Company   restructured   its
operations to focus on its core product categories with the
highest volume and profit margin.   The Company also raised
additional   working   capital   and    converted   certain
indebtedness to equity.  See Note 14. The restructuring was
undertaken as a  condition  to  the  equity  investment  by
Commerce  Investment  Group,  LLC ("Commerce"), a strategic
investment partner. See Note 11.   In an effort  to  reduce
product  costs  and  increase  gross  profit,  the  Company
shifted manufacturing to third-party  foreign manufacturers
and has outsourced the distribution function to Commerce to
increase the effectiveness of the distribution  network and
reduce  freight  costs.   In  September  2000, the  Company
completed   the  closure   of  its   Knoxville,  Tennessee,
manufacturing and distribution operations and realigned these functions in accordance with terms under certain supply and distribution agreements with Commerce.

These agreements provide  for  Commerce or  its  designated
affiliates  to  manufacture  and  supply  specified   craft
products to the Company at agreed upon prices. In addition,
Commerce provides distribution services  to the Company for
its  craft  products  for  an  agreed  upon fee,  including
warehousing,   shipping   and   receiving,  storage,  order
processing, billing, customer service, information systems,
maintenance of inventory records,  and all direct labor and
management  services.   These  agreements, which expired in
2002, were renewed for a  two-year term ending 2004 and are
renewable thereafter for  consecutive two-year terms unless
terminated by either  party with 90 days notice.  Purchases
of craft goods and distribution services during the initial
term were subject to  a  minimum  of $3,000,000, which  the
Company purchased from Commerce  during  the  first term of
the agreement.   See Note 14.   No  minimum  obligation  is
required for the renewal periods.

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

In addition to the foregoing, the Company also terminated the operations of Nasco Products International, Inc.
("NPII") during fiscal 2000, which had been unprofitable and approved a plan to dispose of certain real property which was not central to the Company's ongoing operations.

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

During the year ended  November 30, 2002,  the Company had
net income and  had  sales growth  that  resulted  from an
increase   in   Innovo's   accessory   business   and  the
acquisition  of  Joe's  and  IAA  during  the  year  ended
December 1, 2001.

The  Company  is  anticipating  a  continued  increase  in
organic growth during 2003.   The Company believes that it
may need to obtain additional  working capital in order to
meet  the operational  needs associated  with such growth.
The Company believes that it  will  address these needs by
increasing  the  availability  of  funds  offered  to  the
Company under its financing  agreements with CIT  or other
financial institutions.   Nonetheless, the  Company may be
required to obtain additional capital through debt or equity financing. See "Liquidity and Capital Resources" in Managements Discussion and Analysis of Financial
Condition and Results of Operations.

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

Earnings (loss) Per Share

Net income (loss) per share has been computed in accordance with Financial Accounting Standard Board
(FASB) Statement No. 128, "Earnings Per Share."

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

Advertising Costs

Advertising costs are expensed  as  incurred, except for
brochures   and  catalogues  that  are   capitalized and
amortized over their expected period of future benefits.
 Capitalized costs related to catalogues  and  brochures
are  included  in  prepaid expenses  and  other  current
assets.   Advertising  expenses  included   in  selling,
general and administrative  expenses  were approximately
$287,000, $114,000  and  $8,000  for  the periods  ended
November 30, 2002,  December 1, 2001  and  November  20,
2000, respectively.

Financial Instruments

The fair values of the  Company's financial  instruments
(consisting  of  cash,  accounts  receivable,   accounts
payable and notes payable) do not differ materially from
their recorded amounts because of  the  relatively short
period of time between origination  of  the  instruments
and their expected realization.   Management believes it
is not practicable  to  estimate  the  fair value of the
first mortgage loan  as the  loan has  a fixed  interest
rate secured by real property in Tennessee.  The Company
neither  holds,   nor  is  obligated  under,   financial
instruments that possess off-balance sheet credit or market risk.

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

In July 2001, the Financial  Accounting Standards  Board
(FASB)  issued   Statement   of   Financial   Accounting
Standards (SFAS) No. 142 "Goodwill and  Other Intangible
Assets,"  which  establishes  financial  accounting  and
reporting for  acquired  goodwill  and other  intangible
assets and  supersedes  APB  Opinion No. 17,  Intangible
Assets. The Company adopted SFAS No. 142 beginning  with
the first  quarter  of 2002.  SFAS No. 142 requires that
goodwill and  intangible  assets  that  have  indefinite
useful lives not  be  amortized  but, instead, tested at
least annually for  impairment  while  intangible assets
that have finite useful lives continue to  be  amortized
over their respective  useful lives.   Accordingly,  the
Company has not amortized goodwill.

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

Concentrations of credit risk with respect  to accounts
receivable are limited due to the  number of  customers
comprising  the  Company's customer base.  However,  at
November 30, 2002 and  December 1, 2001, $1,652,000 and
$535,000, respectively  of  total non-factored accounts
receivables,  (or  60%  and 57%)  were  due  from  four
customers. The Company does not  require collateral for
trade accounts  receivable, and,  therefore, is at risk
for up to $2,813,000  and  $949,000 if  these customers
fail to pay.   The Company provides  an  allowance  for
 estimated losses to be incurred  in  the collection of
accounts   receivable   based   upon   the   ageing  of
outstanding  balances  and   other  account  monitoring
analysis.   Such  losses have  historically been within
management's expectations.

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

Recently Issued Financial Accounting Standards

In April 2002, the FASB issued SFAS No. 145, "Rescission
of FASB Statements No. 4, 44, and 64,  Amendment of FASB
Statement  No. 13,  and  Technical  Corrections."   This
Statement rescinds  or  modifies  existing authoritative
pronouncements including FASB Statement No. 4 "Reporting
Gains and Losses  from  Extinguishment  of  Debt."  As a
result of the issuance of SFAS No. 145, gains and losses
from  extinguishment  of  debt should  be  classified as
extraordinary items only if  they  meet  the criteria in
Opinion  30.   "Reporting  the  Results  of  Operations-
eporting the  Effects  of  Disposal  of  a Segment of  a
Business, and  Extraordinary, Unusual  and  Infrequently
Occurring  Events  and  Transactions."    Applying   the
provisions of Opinion 30 will  distinguish  transactions
that are part of  an entity's  recurring operations from
those that are unusual  or infrequent  or  that meet the
criteria for classification  as  an  extraordinary item.
The  provisions  of  this   Statement  related  to   the
rescission of Statement 4  shall  be  applied  in fiscal
years beginning after May 15, 2002.  Any gain or loss on
extinguishment  of  debt  that   was  classified  as  an
extraordinary item in prior periods presented  that does
not meet the criteria in Opinion 30  for  classification
as an extraordinary item shall  be reclassified.   Early
application of the provisions of this  Statement related
to the rescission of Statement 4 is  encouraged.  Innovo
is currently evaluating the  impact  that this statement
may have on  any  potential  future  extinguishments  of
deb  t.  Upon  adoption  of  SFAS No. 145,  Innovo  will
reclassify  items  previously reported  as  extraordinary
items  as  a  component  of   operating   income  on  the
accompanying statements of income.

During 2002, the FASB issued SFAS No. 148, "Accounting for
Stock Based Compensation -Transaction and  Disclosure, an
amendment to  FASB  Statement No. 123."    This  Statement
requires  more  extensive  interim  disclosure  related to
stock  based  compensation   for  all  companies  and  for
companies that elect to  use  the  fair  value  method for
employee stock compensation, permits additional transition
methods.  This statement  is  effective  for fiscal  years
ending  after  December  15,  2002,  with  early  adoption
regarding   annual  disclosure   encouraged.   Innovo   is
currently evaluating the impact of adoption of this standard.

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

In December 2002, the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 148
"Accounting for  Stock-Based  Compensation-Transition  and
Disclosure"  (SFAS  148),  which  amends   SFAS  No.  123,
"Accounting for Stock-Based Compensation".   Statement 148
provides alternative methods of transition for a voluntary
change to the fair value  based  method of accounting  for
stock-based employee compensation.  In addition, Statement
148 amends the disclosure requirements of Statement 123 to
require more  prominent and more  frequent  disclosures in
financial  statements  about  the effects  of  stock-based
compensation.   The   transition   guidance   and   annual
disclosure provisions of Statement 148  are effective  for
fiscal years ending after  December 15, 2002, with earlier
application  permitted  in  certain   circumstances.   The
interim disclosure provisions  are effective for financial
reports  containing  financial   statements   for  interim
periods beginning  after  December 15, 2002.   The Company
does not plan on changing its method of accounting for stock-based employee compensation and will comply with the new disclosure requirements beginning with its annual report and Form 10-K for the year ending November 29, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

3. Acquisitions

On August 24, 2001, the Company through  its  newly formed
subsidiary Innovo  Azteca  Apparel Inc., ("IAA") completed
the  first  phase  of  a  two   phase   acquisition   (the
"Acquisition") of Azteca  Production International, Inc.'s
("Azteca") knit apparel division ("Knit Division"). Azteca
is an affiliate of Commerce.  Pursuant to the terms of the
first phase closing, the  Company has purchased  the  Knit
Division's customer list, the  right  to  manufacture  and
market all of  the  Knit  Division's current  products and
entered  into  certain  non-compete  and  non-solicitation
agreements and other intangible assets associated with the
Knit Division (Phase I Assets).   As consideration for the
Phase I Assets, the Company has  issued to Azteca, 700,000
shares of Company's common stock valued at $1.27 per share
based upon the closing price of the common stock on August
24, 2001, and  promissory  notes in  the  amount  of  $3.6
million.

The second phase of the Acquisition called for the Company
to purchase for cash  the inventory  of  the Knit Division
prior to November 30, 2001 , with the consideration not to
exceed $3 million.   The acquisition of  the inventory was
subject to the Company obtaining adequate financing. Upon the mutual agreement of both parties, the Company did not complete the second phase of the acquisition prior to the expiration date due to the Company's in ability to obtain the necessary funding.

The Acquisition  was  accounted  for  under  the  purchase
method of accounting for business combinations pursuant to
FAS  141.   Accordingly,   the  accompanying  consolidated
financial statements include the results of operations and other information for the Knit Division for the period from August 24, 2001 through December 1, 2001.

The Acquisition was  consummated  to allow  the Company to
continue  its  expansion  into  various  segments  of  the
apparel  industry.   The   Company   believes   that   the
acquisition of the Knit Division, its customer list and certain personnel, will permit the Company to expand its customer base and product offerings. In the event that the sales of the Knit Division did not reach $10.0 million during the 18 month period following the closing date of the Acquisition, any remaining unpaid principal of the $1.0 million promissory note was to be reduced by an amount equal to the sum of $1.5 million less 10% of the et sales of the Knit Division during the 18-month period following the closing date. The $10 million threshold was met during the 18-month period following the closing date.

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

The  following table shows  the  Company's  unaudited  pro
forma consolidated results  of  operations for  the fiscal
years  ended  December  1,  2001  and  November  30,  2000
assuming the Acquisition had occurred at the beginning of the respective year (in thousands):


                                (Unaudited) Pro Forma
                                      Year Ended
                              December 1     November 30,
                                 2001            2000
                                 ----            ----

Net sales                     $  17,243      $  23,649
Loss before extraordinary
 item                         $    (406)     $  (3,589)

Net loss                      $    (406)     $  (4,684)
Loss per share: basic and
 diluted                      $   (0.03)     $   (0.53)

Joe's Jeans License

The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of the companies been combined for the fiscal years included above.

On February 7, 2001, the Company acquired  the  licensing
rights  to  the  Joe's Jeans  label  from  JD Design, LLC
("JD"), along with the  right  to market  the  previously
designed  product  line  and  existing  sales  orders, in
exchange for 500,000 shares of the Company's Common Stock
and, if  certain sales  and gross  margin objectives  are
reached, a warrant,  with  a four year term,  granting JD
the right  to  purchase 250,000 shares  of  the Company's
common  stock at  a  price  of $1.00 per  share.   As  of
November 30, 2002, the sales and gross margin objectives had not been reached.

Additionally, the designer of the Joe's Jeans line joined
the Company as an employee  and  has  received an option,
with a four-year term,  to purchase 250,000 shares of the
Company's common stock  at $1.00 per share,  vesting over
24 months. Under the terms of the license, the Company is
required  to  pay  a  royalty of 3% of  net  sales,  with
additional royalty amounts due in  the event  the Company
exceeds  certain   minimum   sales   and   gross   profit
thresholds. The Company recorded $277,000 and $46,000 in royalty expense for the license in the years ended
November 30, 2002 and December 1, 2001, respectively.

The purchase price of $480,000 was determined  based upon
the fair value of the 500,000 shares issued in connection
with the acquisition.   The  entire  purchase  price  was
allocated to licensing rights that are being amortized over the 10-year term of the license.

Joe's Jeans did not have substantial operations prior to.
the acquisition by the Company. The Company's acquisition of Joe's Jeans was done to allow the Company to expand its apparel offerings and to broaden the Company's customer base to include specialty boutiques and high-end retail stores.

4. Inventories

Inventories  are  stated  at   the   lower  of  cost,  as
determined by the first-in, first-out method,  or market.
Inventories consisted of the following (in thousands):

                             2002          2001
                             ----          ----

Finished goods               $  5,741      $  2,535
Raw materials                      74             -
                              -------       -------
                                5,815         2,535
Less allowance for
  obsolescence and
  slow moving items              (105)         (125)
                              -------       -------
                             $  5,710      $  2,410
                              -------       -------
                              -------       -------

5.   Real Estate Transaction

IRI, the Company's real-estate investment subsidiary headquartered in Commerce, CA, has invested in 22 limited partnerships. On April 5, 2002, the Company issued 195,295 shares of its cumulative, non-convertible preferred stock with an 8% coupon ("Preferred Shares"), having a stated redemption value at $100 per share (approximately $19.5 million), to IRI in exchange for all 1,000 shares of IRI's capital stock. On that same day, IRI acquired a 30% limited partner interest in each of 22 separate limited partnerships (collectively, the "Limited Partnerships") in exchange for the Preferred Shares.

Simultaneous with the acquisition by IRI of its interests in the Limited Partnerships, the Limited Partnerships acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units (the "Properties"). The aggregate purchase price of the Properties was $98,079,000. The Limited Partnerships were organized for the sole purpose of purchasing the Properties. Th e Preferred Shares were transferred by the IRI to the sellers of the Properties in partial payment of the purchase price of the Properties. The allocation of the Preferred Shares among the Limited Partnership was based on the number of Preferred Shares applied to the purchase price of the Property acquired by such Limited Partnership. The allocation of Preferred Shares was based on the contract price of the Property plus costs associated with the transaction (e.g. attorney's fees, real estate tax prorations, etc.), less the loan amount, less the cash from the limited partner, less the buyer's deposit. The partners in each of the partnerships are: (i) IRI with a 30% limited partnership interest, (ii) Metra Capital, LLC with a 69% limited partnership interest and (iii) a 1% general partner which is unique to each partnership.

Each Limited Partnership owns different Properties. Approximately 20% of the $98,079,000 aggregate purchase price was paid by the transfer of Preferred Shares to the sellers in partial payment of the purchase price. The balance of the purchase price was funded by Metra Capital LLC and by financing provided by Bank of America. The Bank of America Financing is in the approximate amount of $81,000,000 and is secured by the Properties, but neither the Company nor IRI have any obligations under that financing. None of the Company's Board Members or executive officers participated in the transaction. However, Mr. Hubert Guez and Mr. Joseph Mizachi, both of whom are affiliates of the Company due to their 10% ownership or more of Company common stock, were investors in the partnerships.

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

IRI receives partnership distributions on the occurrence of Capital Events (property sales) and, quarterly "cash flow" distributions. Partnership distributions are made in descending priority with first priority going to the Metra Capital, LLC, then to Third Millennium Partners, LLC, an entity controlled by Mr. Joseph Mizrachi, then to IRI until all capital has been returned and certain specified returns are achieved. Thereafter distributions are divided 70% to the Metra Capital, LLC and 30% to IRI. According to the original terms of the transaction, IRI is entitled to receive from Metra Management LLP a sub-management fees equal to 1% of the gross annual revenues from the
Properties, plus an additional incentive management fee equal to 1% of the gross annual revenue less administrative costs, entity maintenance costs, third party professional fees, travel costs, costs of property studies, etc. to the extent that there is excess cash flow (i.e., cash remaining after payment of debt service, all other amounts due in connection with the mortgage and all property expenses then due and payable, including, the 1% of gross annual revenues the IRI is to receive. In an effort to simplify the amounts owed under the Sub Asset Management Fee agreement, the parties to the sub-asset management fee agreement have agreed to a quarterly payment of $85,000 as satisfaction of amounts owed to IRI under the sub-asset management fee agreement. Neither IRI nor the Company have any obligation to apply any fees paid to IRI or the Company under the sub-asset management fee agreement to the payment of the 8% coupon or the redemption of Preferred Shares.

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

6. Accounts Receivable

Accounts receivable consist of the following (in thousands):

                                             2002       2001
                                             ----       ----

Nonrecourse receivables assigned to factor,
 net of advances                             $  307   $  681
Nonfactored accounts receivable               2,813      949
Allowance for customer credits and doubtful
 accounts                                      (383)    (164)
                                              -----    -----
                                             $2,737   $1,466
                                              -----    -----
                                              -----    -----


On June 1, 2001, the Company entered into accounts receivable factoring agreements with the CIT Group, Inc. ("CIT") which may be terminated with 60 days notice by CIT, or on the anniversary date, by the Company provided 60 days written notice is given. Under the terms of the agreement, the Company has the option to factor receivables, with CIT on a non-recourse basis, provided that CIT approves the receivable in advance. The Company may at its option also factor non-approved receivables on a recourse basis. The Company continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. The Company has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables.

On August 20, 2002, the Company's Innovo and Joe's subsidiaries each entered into amendments to their respective factoring agreements which permit the subsidiaries to obtain advances of up to 50% of the eligible inventory, as defined, up to $400,000 each. According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum.

7.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):


                                              Useful
                                              Lives
                                             (Years)       2002      2001
                                              -----        ----      ----

Building, land and improvements               8-38         $1,582    $1,248
Machinery and equipment                       5-10            258       120
Furniture and fixtures                        3-8             212       163
Transportation equipment                      5                13        13
Leasehold improvements                        5-8              14         4
                                                            -----     -----
                                                            2,079     1,548
Less accumulated depreciation and
 amortization                                                (660)     (575)
                                                            -----     -----
Net property, plant and equipment                          $1,419    $  973
                                                            -----     -----
                                                            -----     -----


Depreciation expense aggregated $86,000 and $88,000 for the years ended November 30, 2002 and December 1, 2001.

8.  Intangible Assets

Identifiable intangible assets resulting from acquisitions consist of the following (in thousands):

                                             2002      2001
                                             ----      ----


License rights, net of $88 and $40
 accumulated amortization for 2002 and
 2001, respectively                         $ 392      $ 440
Covenant not to compete, net of $155 and
 $35 accumulated amortization for 2002
 and 2001, respectively                        95        215
                                             ----       ----
                                            $ 487      $ 655
                                             ----       ----
                                             ----       ----

Amortization expense related to the licensing rights and covenant not to compete total $168 and $75 for the years ended November 30, 2002 and December 1, 2001, respectively. Aggregate amortization expense will be approximately $143, $48, $48, $48, $48 and $152 for fiscal years ending November 29, 2003 through November 30, 2007 and thereafter, respectively.

9.  Long-Term Debt

Long-term debt consists of the following (in thousands):

                                            2002     2001
                                            ----     ----
First mortgage loan on Springfield
 property                                  $  558  $  625
Promissory note to Azteca                     786   1,000
Promissory note to Azteca                   2,043   2,600
                                            -----   -----
Total long-term debt                        3,387   4,225
Less current maturities                       756     845
                                            -----   -----
                                           $2,631  $3,380
                                            -----   -----
                                            -----   -----

The first mortgage loan is collateralized by a first deed
of trust  on  real  property  in  Springfield, TN (with a
carrying value of $1,220,000  at  November 30, 2002), and
by an assignment of key-man  life insurance on  the chief
executive officer of  the  Company  in  the  amount of $1
million.   The  loan  bears  interest  at  2.75% over the
lender's  prime  rate  per  annum  (which  was  7.50%  at
November  30, 2002  and  December 1, 2001)  and  requires
monthly principal and interest payments of $9,900 through
February 2010. The loan is also guaranteed  by  the Small
Business Administration (SBA).   In exchange for  the SBA
guarantee, the Company, Innovo, NP International, and the President, Pat Anderson, of the Company have also agreed to act as guarantors for the obligations under the loan agreement.

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

In the event that the  Company  determines, from  time  to
time,  at  the  reasonable  discretion  of  the  Company's
management, that its  available funds  are insufficient to
meet the needs of its business, the  Company may  elect to
defer the payment of  principal  due under the  promissory
notes for as many as six months in  any one  year (but not
more  than  three  consecutive  months)  and   as  many  a
eighteen months, in the aggregate, over  the  term of  the
notes.   The term of  the  notes  shall  automatically  be
extended by one month for each month the principal is deferred, and interest shall accrue accordingly. As of November 30, 2002, the Company has not elected to defer any payments due under the promissory notes.

At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to the Company for the exercise of issued and outstanding stock warrants that are owned by Azteca or its affiliates (including Commerce).

Principal maturities of long-term debt as of November 30, 2002 are as follows (in thousands):

2003                 $  756
2004                    816
2005                    884
2006                    736
2007                    109
Thereafter               86
                      -----
Total                $3,387
                      -----
                      -----

10.  Income Taxes

The provision (credit) for domestic and foreign income taxes is as follows (in thousands):


                                                         Year Ended
                                         November 30,     December 1,     November 30
                                             2002            2001             2000
                                             ----            ----            ----

Current:
Federal                                  $      -         $     -          $     -
State                                          94              89                -
Foreign                                        46               -                -
                                          -------          ------           ------
                                              140              89                -

Deferred:
Federal                                         -               -                -
State                                           -               -                -
Foreign                                         -               -                -
                                          -------          ------           ------
Total                                    $    140         $    89          $     -
                                          -------          ------           ------
                                          -------          ------           ------


The source of income (loss) before the provision for taxes is as follows (in thousands):


                                  Year Ended
  November 30,   December 1,  November 30,
                      2002          2001          2000
                     ------        ------        ------
Federal            $    599       $  (529)      $(6,151)
Foreign                 113             -             -
                     ------        ------        ------
Total               $   712       $  (529)      $(6,151)
                     ------        ------        ------
                     ------        ------        ------

10.  Income Taxes (continued)

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):


                                            2002      2001
                                           ------    ------
Deferred tax assets:
 Allowance for doubtful accounts          $    102   $   66
 Inventory                                     310       87
 Benefit of net operating loss
  carryforwards                             13,129    7,163
 Capital loss carryfowards                     280        -
 Amortization of intangibles                   (77)       -
 Other                                         174        -
                                           -------    -----
Gross deferred tax assets                   13,918    7,316
Valuation allowance                        (13,918)  (7,316)
                                           -------    -----
Net deferred tax assets                   $      -   $    -
                                           -------    -----
                                           -------    -----


The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows
(in thousands):

                                            2002      2001      2000
                                            ----      ----      ----

Computed tax provision (benefit) at the
 statutory rate                              34%      (34)%     (34)%
State income tax                             13        18         -
Foreign taxes in excess of statutory rate     2         -         -
Utilization of unbenefitted net operating
 loss carryforwards                          45         -         -
Change in valuation allowance                16        34        34
                                             --        --        --
                                             20%       18%        -
                                             --        --        --
                                             --        --        --


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

11.  Stockholders' Equity

Private Placements and Stock Issuance

During fiscal 2002, the Company did not issue any shares of common stock. During fiscal 2002, the Company issued preferred shares in association with the purchase of limited partnerships in certain real estate properties. See Note 4.

During 2001, in connection with the Acquisition of the Knit Division from Azteca (see Note 3), the Company issued 700,000 shares of its common stock, and in connection with the acquisition of the Joe's Jeans license from JD, the Company issued 500,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock at a price of $1.00 per share, provided certain sales and gross margin targets are met.

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

During fiscal 2000, the Company issued 592,040 shares of its common stock and warrants to purchase an additional 102,040 shares at $1.75 per share to private investors for $600,000. In August and October 2000, the Company issued an aggregate of 2,863,637 shares of common stock to Commerce for $3,000,000 in cash. In addition, Commerce received warrants to purchase an additional 3,300,000 shares of common stock with warrants for 3,000,000 shares of common stock exercisable over a three-year period at $2.10 per share. The remaining warrants for 300,000 shares of common stock are subject to a two-year vesting period and can be exercised over a five-year period, once vested at $2.10 per share. The proceeds were used to purchase inventory and services from Commerce and its affiliates and to repay certain outstanding debt. In October and November 2000, the Company issued an aggregate of 2,125,000 shares of common stock and warrants to purchase an additional 1,700,000 shares of common stock in private placements to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. (the "Mizrachi Group") for $1,700,000 in cash. The warrants expire three years from the date of issuance and are exercisable at $2 per share.

Warrants

The Company has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. At November 30, 2002, outstanding common stock warrants are as follows:


Exercise
Price             Shares           Issued         Expiration
--------          ------           ------         ----------

$1.75             102,040          July 2000     August 2003
$2.10           4,800,000       October 2000    October 2003
$2.00           1,700,000       October 2000    October 2003
$0.90              20,000      December 2001   December 2005
$1.50             100,000         March 2001      March 2004
$2.00             100,000         March 2001      March 2004
$2.50              50,000         March 2001      March 2004
$2.75             100,000           May 2002        May 2004
$2.50              75,000          June 2002        May 2004
$3.00              75,000          June 2002        May 2004
               ----------
                7,122,040
               ----------
               ----------


All grants from 1996-2000 were made in connection with private placements of the Company's common stock except for warrants to purchase 1,500,000 shares at $2.10 per share issued in October 2000. These warrants were issued in connection with the extinguishment of the Company's indebtedness and were valued at $0.73 per share using the Black-Scholes method on the date of grant.

During 2002, the Company issued warrants to companies in exchange for certain services. Warrants to purchase 100,000, 75,000 and 75,000 shares exercisable at $2.75, $2.50 and $3.00 per share, respectively, which were vested on the date of issuance and have a term of two years, were issued in exchange for services to be rendered over three, four and four year terms, respectively.

During 2001, the Company issued a warrant related to the Joe's License to purchase 250,000 shares of common stock at a price of $1.00 per share, in the event that certain future sales and gross margin performance criteria are met. This warrant has not been included in the table above as the performance criteria has not been met.

During 2001, the Company also issued warrants to a company in exchange for certain services. Warrants to purchase 20,000, 100,000, 100,000 and 50,000, shares exercisable at
$0.90, $1.50, $2.00 and $2.50 per share, respectively, which were vested on the date of issuance and have a term of three years, were issued in exchange for services which are to be rendered over a four-year term.

Stock Based Compensation

In March 2000, the Company adopted the 2000 Employee Stock Option Plan ("2000 Employee Plan"). Incentive and nonqualified options for up to 1,000,000 shares of common stock may be granted to employees, officers, directors and consultants. The 2000 Employee Plan limits the number of shares that can be granted to any employee in one year and th e total market value of common stock that becomes exercisable for the first time by any grantee during a calendar year. Exercise price for incentive options may not be less than the fair market value of the Company's common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods and option terms are determined by the Board of Directors. The 2000 Employee Plan will expire in March 2010.

In September 2000, the  Company adopted the  2000  Director
Stock  Incentive  Plan ("2000 Director Plan"), under  which
nonqualified options for  up  to 500,000  shares of  common
stock may be granted.  Upon appointment  to  the  board and
annually thereafter during their term, each  director  will
receive options for common stock with aggregate  fair value
of $10,000.  These options  are  exercisable beginning  one
year  from  the  date  of grant  and expire  in ten  years.
Exercise price is set at 50% of  the  fair market  value of
the common stock  on the  date  of grant.   The discount is
ieu of cash director fees.   The 2000  Director  Plan  will
expire in September 2010.

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

The Company follows the guidance set forth in APB No. 25 as it pertains to the recording of expenses from the issuance of incentive stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation cost been determined based on the fair value of the options at the grant date and amortized over the option's vesting period, consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) would have been (in thousands except per share information):


                                                2002       2001        2000
                                               ------     ------      ------
Net income (loss) -as reported               $  572     $  (618)    $(6,151)
Net income (loss) - pro forma                    432      (1,072)     (6,241)
Net income (loss) per common share -
 as reported: Basic                             0.04       (0.04)      (0.75)
              Diluted                           0.04       (0.04)      (0.75)
Net income (loss) per common share -
 pro forma:  Basic                              0.03       (0.08)      (0.76)
             Diluted                            0.03       (0.08)      (0.76)


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

Stock option activity during the periods indicated is as follows:



                                 2002                   2001                   2000
                         --------------------  ---------------------     ------------------
                                     Weighted                Weighted               Weighted
                                      Average                 Average                Average
                                     Exercise                Exercise               Exercise
                          Options     Price       Options      Price       Options   Price
                         --------------------   --------------------      ------------------

Outstanding at
 beginning of year       1,517,981    $  2.33      685,417   $  3.89        685,417   $  3.89
Granted                     40,000       1.00      832,564      1.06              -         -
Exercised                        -          -            -         -              -         -
Forfeited                 (300,000)     (3.28)           -         -              -         -
                         ---------     ------      --------    -----        --------    ------
Outstanding at end of
 year                    1,257,981    $  2.07     1,517,981  $  2.33         685,417   $  3.89
                         ---------     ------     ---------   ------        --------    ------
                         ---------     ------     ---------   ------        --------    ------

Exercisable at end of
 year                    1,220,452                1,305,443                  541,667
                         ---------                ---------                 --------
                         ---------                ---------                 --------

Weighted average per
 option fair value of
 options granted
 during the year                      $  1.26                $  0.59                    $	    -
Weighted average
 contractual life
 remaining                            3.7 years              3.4 years


Exercise prices for options outstanding as of November 30, 2002 are as follows:

               Number of
                Options        Exercise Price
               ---------       --------------

                  25,000         $     0.10
                 102,564               0.39
                 770,000          1.00-1.25
                 360,417          3.31-4.75
                 -------          ---------
               1,257,981
               ---------
               ---------

Earnings (Loss) Per Share

Earnings (loss)  per  share  are  computed  using  weighted
average common shares and dilutive common equivalent shares
outstanding.  Potentially  dilutive  securities consist  of
outstanding options and warrants.   A reconciliation of the
numerator and denominator of basic earnings per share and diluted earnings per share is as follows:


                                                          Year Ended
                                          November 30     December 1     November 30
                                              2002           2001           2000
                                             ------         ------         ------

Basic EPS Computation:
Numerator                                   $   572,000   $  (618,000)    $(6,151,000)
Denominator:
 Weighted average common shares
  outstanding                                14,856,000    14,315,000       8,163,000

Total shares                                 14,856,000    14,315,000       8,163,000

Basic EPS                                   $      0.04   $     (0.04)    $     (0.75)

Diluted EPS Computation:
 Numerator                                  $   572,000   $   (618,000)   $(6,151,000)
Denominator:
 Weighted average common shares
  outstanding                                14,856,000     14,315,000      8,163,000
Incremental shares from assumed exercise
 of options and warrants                      1,253,000              -              -

Total shares                                 16,109,000     14,315,000      8,163,000

Diluted EPS                                 $      0.04    $     (0.04)    $    (0.75)


Potentially dilutive options and warrants in the aggregate of 8,397,000 and 7,372,000 in 2001 and 2000, respectively have been excluded from the calculation of the diluted loss per share for each of the two years ended December 1, 2001 as their effect would have been anti-dilutive.

12.  Commitments and Contingencies

Leases

The Company leases certain property, buildings, a showroom and equipment. Rental expense for the years ended 2002, 2001 and 2000 was approximately $136,000, $107,000 and $160,000, respectively. During September 2000, the Company entered into a lease agreement with a related party, which is owned by the Company's Chairman, Sam Furrow, to lease office space in Knoxville, TN. The lease rate is $3,500 per month for approximately 5,000 square feet of office space, has a ten-year term and is cancelable with six months written notice.

The future minimum rental commitments under operating leases as of November 30, 2002 are as follows (in thousands):

2003                                    $  138
2004                                       123
2005                                       116
2006                                       118
2007 and thereafter                        167
                                         -----
Total future minimum lease payments     $  662
                                         -----
                                         -----
License Agreements

On February 7, 2001, in connection with the acquisition of the Joe's Jeans licensing rights, the Company entered into a ten-year license agreement that requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.

On March 26, 2001, the Company entered into a licensing agreement with Candies Inc. ("Candies") pursuant to which the Company obtained the right to design, manufacture and distribute bags, belts and small leather/pvc goods bearing the Bongo trademark. The agreement was amended on July 26, 2002 that extended the term of the licensing agreement commencing as of April 1, 2003 and continuing through March 31, 2007, unless the Bongo brand is sold in its entirety, in which case the licensing agreement would terminate immediately. The Company pays Candies a 5% royalty on net sales and a 2% advertising fee on the net sales of the Company's goods bearing the Bongo trademark. The Company is obligated to pay minimum royalties based upon the annual term of the royalty agreement in accordance with the following schedule:

2004                                     $  50,000
2005                                        75,000
2006                                        87,500
2007                                       100,000
                                          --------
Total future minimum royalty payments    $ 312,500
                                          --------
                                          --------

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

IAA has entered into a five-year licensing agreement with Mattel, Inc. to produce Hot Wheels branded adult apparel and accessories in the United States, Canada and Puerto Rico. Under the terms of the license agreement, IAA will produce apparel and accessory products targeted to men and women in the junior and contemporary markets. The products lines will include active wear, sweatshirts and pants, outerwear, t-shirts, "baby tee's" for women, headwear, bags, backpacks and totes, which will be emblazoned with the familiar Hot Wheels flame logo.

The product line, which is scheduled to be released in 2003, will also include items sporting the Hot Wheels 35th Anniversary logo, as a part of the brand's celebratory campaign for the year. IAA may terminate the agreement in any year by paying the remaining balance of that years minimum royalty guarantees plus the subsequent years minimum royalty guarantees. Royalties paid by IAA earned in excess of the minimum royalty requirements for any one given year, may be credited towards the shortfall amount of the minimum required royalties in any subsequent period during the term of the licensing agreement.

According to the terms of the agreement, IAA has the right to sublicense the accessory product's category to Innovo. The agreement calls for a royalty rate of seven percent royalty and a two percent advertising fee on the net sales of goods bearing the Hot Wheels trademark. In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement.

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

Additional terms of the license agreement allows IAA to market boys and girls products bearing the Lil Bow Wow brand to all distribution channels, the right of first refusal on all other Lil Bow Wow related product categories during the term of the license agreement, and the right of first of refusal on proposed transactions by the licensor with third parties upon the expiration of the agreement. The agreement calls for IAA to pay an eight percent royalty on the nets sales of goods bearing Lil Bow Wow related marks. In the event IAA defaults upon any material terms of the agreement, the Licensor shall have the right to terminate the agreement. Furthermore, IAA has the right to sublicense the accessory product's category to Innovo.

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

During 2002, the Company operated in two segments, Accessories and Apparel. The Accessories segment represents the Company's historical line of business as conducted by Innovo. The Apparel segment is comprised of the operations of Joe's and IAA, both of which began in 2001, as a result of acquisitions. The Company's real estate segment is represented by the operations and investments of the Company's LMI and IRI subsidiaries. The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

The Company evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for each reportable segment during the three years ended November 30, 2002, are as follows (in thousands):


November 30, 2002                        Accessories         Apparel      Other (A)      Total
                                         -----------         -------      ---------       -----

Revenues, net                             $   12,072        $ 17,537      $       -   $  29,609
Gross profit                                   3,502           6,268              -        9,770
Depreciation and amortization                     21             183             52          256
Interest expense                                 140             339             59          538

Segment assets                                 3,820           9,343          1,980       15,143
Expenditures for segment assets                   70              97            455          622


(A) Other includes corporate expenses and assets and expenses related to real estate investments.


December 1, 2001                            Accessories     Apparel    Other (B)    Total
                                            -----------     -------    --------    -------

Revenues, net                               $  5,642        $  3,650  $      -    $  9,292
Gross profit                                   1,751           1,208         -      2,959
Depreciation and amortization                     45              35        87         167
Interest expense                                  32              79       100         211

Segment assets                                 2,705           6,658       884      10,247
Expenditures for segment assets                   32               -       29          61


(B) Other includes corporate expenses and assets and expenses related to real estate investments.


November 30, 2000                             Domestic (C)     International       Total
                                              -----------      -------------       -----

Revenues, net                                 $    5,686       $         81       $  5,767
Gross profit                                         558                 14            572
Depreciation and amortization                        250                  -           250
Interest expense                                     446                  -            446
Extinguishment of debt                             1,095                  -          1,095

Segment assets                                     7,413                  3          7,416
Expenditures for segment assets                       76                  -             76


(C) Segment operating results include $600,000 charge for impairment of long-lived assets held for sale related to the Lake Worth, Florida, real estate property.

Operations by Geographic Areas

Information about  the  Company's  operations  in  the  United
States and Asia is presented below (in thousands). Inter-ompany revenues and assets have been eliminated to arrive at the consolidated amounts.




                                                   Adjustments and
November 30, 2002      United States     Asia       Eliminations       Total

Sales                  $    27,707      $  1,902     $        -       $  29,609
Inter-company
 sales                       2,228             -         (2,228)              -
                        ----------       -------      ---------        --------

Total revenue          $    29,935      $  1,902      $  (2,228)         29,609
                        ----------       -------       --------        --------
                        ----------       -------       --------        --------

Income from
 operations            $     1,558      $    115      $    (524)      $   1,189
                        ----------       -------       --------        --------
                        ----------       -------       --------        --------

Total assets           $    13,693      $  1,974      $    (524)      $  15,143
                        ----------       -------       --------        --------
                        ----------       -------       --------        --------

December 1, 2001

Sales                  $     9,292      $      -      $       -       $  9,292
Inter-company
 sales                           -            -              -              -
                        ----------       -------       --------        -------
                        ----------       -------       --------        -------

Total revenue          $     9,292      $      -       $      -       $  9,292
                        ----------       -------        -------        -------
                        ----------       -------        -------        -------

Income (loss) from
 operations            $      (399)     $      -       $      -       $   (399)
                        ----------       -------        --------       -------
                        ----------       -------        --------       -------

Total assets           $    10,247      $      -       $       -      $  10,247
                        ----------       -------        --------       --------
                        ----------       -------        --------       --------

November 30, 2000

Sales                  $     5,767      $      -        $      -      $   5,767
Inter-company
 sales                           -             -               -              -
                        ----------       -------          -------      --------
                        ----------       -------          -------      --------

Total revenue          $     5,767      $      -         $      -     $    5,767
                        ----------       -------          -------      ---------
                        ----------       -------          -------      ---------

Income (loss) from
 operations            $    (4,541)     $      -         $      -     $   (4,541)
                        ----------       -------          -------      ---------
                        ----------       -------          -------      ---------

Total assets           $     7,416      $      -         $      -     $    7,416
                        ----------       -------          --------     ---------
                        ----------       -------          --------     ---------



14. Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arms' length transactions with independent third parties.

Anderson Stock Purchase Agreement

Pursuant to a Stock Purchase Right Award granted in February 1997, the Company's president purchased 250,000 shares of common stock (the Award Shares) with payment made by the execution of a non-recourse note (the Note) for the exercise price of $2.81 per share ($703,125 in the aggregate). The Note was due, without interest, on April 30, 2002, and was collateralized by the 1997 Award Shares. The Note may be paid or prepaid (without penalty) by (i) cash, or (ii) the delivery of the Company's common stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the common stock on the date of delivery.

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

Purchases of Goods and Services

  As required under the terms of the Commerce investment, the Company's Innovo subsidiary purchased its craft goods and distribution and operational services from Commerce in fiscal 2002 and fiscal 2001. The services purchased included but were not limited to accounts receivable collections, certain general accounting functions, inventory management and distribution logistics. The following schedule represents Innovo's purchases from Commerce during fiscal 2002 and fiscal 2001 (in thousands):

                                           Innovo
                                   2002      2001      2001
Goods                            $ 3,317   $ 2,320   $ 3,108
Distribution Services                644       362       196
Operational Services                 203       112        --
                                  ------    ------    ------
Total                            $ 4,164   $ 2,794   $ 3,304
                                  ------    ------    ------
                                  ------    ------    ------

During fiscal 2002 and fiscal 2001, Joe's and IAA purchased goods and services from Commerce. Joe's and IAA did not purchase goods or services from Commerce in 2000. The purchases were made based on Joe's and IAA's needs during the period and were not made pursuant to contractual obligations. The distribution expenses are reflected in the cost of goods sold in the Company's financial statements. The following schedule represents Joe's and IAA's purchases from Commerce (in thousands):

                                  Joe's              IAA
                               2002   2001       2002   2001
                               ----   ----       ----   ----
Goods                         $6,102 $1,102     $6,171 $1,794
Distribution Services            107     20         --     --
                               -----  -----      -----  -----
Total                         $6,209 $1,122     $6,171 $1,794
                               -----  -----      -----  -----
                               -----  -----      -----  -----

Additionally, the Company is charged an allocation expense from Commerce for expenses associated with the Company occupying space in Commerce's Commerce, California facility and the use of general business machines and communication services. These expenses totaled approximately $25,000 for fiscal 2002 and fiscal 2001.

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

Azteca Production International, Inc.

In the third quarter of fiscal 2001, the Company acquired Azteca Productions International, Inc.'s Knit Division and formed the subsidiary Innovo-Azteca Apparel, Inc. Pursuant to equity transactions completed in 2000, the principals of Azteca Production International, Inc. became affiliates of the Company. The Company purchased the Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division. As consideration, the Company issued to Azteca, 700,000 shares of Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million. Included in due to related parties is $2,250,000 at November 30, 2002 relating to amounts due to Commerce for goods and services described above.

15.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the two years (in thousands, except per share amounts)



2002                                                Quarter ended
                                   March 2    June 1    August 31    November 30
                                   -------    ------     -------       -------

Net sales                          $ 3,201   $ 6,802     $10,148       $ 9,458
Gross profit                           912     2,345       3,357         3,156
Income (loss) before
 income taxes                         (475)      223         932            32
Net income (loss)                     (496)      207         820            41

Income (loss) per share:
 Basic                             $ (0.03)  $  0.01      $ 0.06       $  0.00
 Diluted                           $ (0.03)  $  0.01      $ 0.05       $  0.00




2001                                                Quarter ended
                                   March 3    June 2      September 1   December 1
                                   -------    ------       --------      --------

Net sales                          $ 1,153   $ 1,968       $ 2,625       $ 3,546
Gross profit                           499       746           951           763
Income (Loss) before
 income taxes                         (103)       41           (16)         (451)
Net income (loss)                     (103)       41           (16)         (540)

Income (loss) per share
 (basic and diluted):              $ (0.01)  $  0.00       $  0.00       $ (0.04)


16.  Subsequent Events (unaudited)

Crossman Loan

On February 7, 2003 the Company entered into a loan agreement with Marc Crossman, a member of the Company's Board of Directors. The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003 for an aggregate loan value of $500,000. In the event of default, each phase is collateralized by 125,000 shares of the Company's common stock as well as a general claim on the assets of the Company, subordinate to existing lenders. Each phase matures six months and one day from the date of its respective funding, at which point the principal amount and any accrued interest is due in full. The loan carries an 8% annualized interest rate with interest due on a monthly basis. The loan may be repaid by the Company at any time during the term of the loan without penalty. Further, the Company has the option to extend the term of the loan for an additional period of six months and one day at anytime before maturity. The disinterested directors of the Company approved the Loan from Mr. Crossman.

Employee Benefits

On December 1, 2002, the Company established a tax qualified defined contribution 401(k) Profit Sharing Plan (the "Plan"). All employees who have worked for the Company for 30 consecutive days may participate in the 401(k) Profit Sharing Plan. The Company's contributions may be made on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year the Company decides to do so.

Innovo Group Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts



                                                  Additions
                                   Balance at     Charged to
                                  Beginning of     Costs and     Charged to                  Balance at End
Description                          Period         Expense    Other Accounts   Deductions    of Period
-----------                          ------         -------       ---------      --------     ---------

Allowance for doubtful accounts:
 Year ended November 30, 2002       $  164,000     $   56,000    $ 163,000(A)   $       -    $   383,000
 Year ended November 30, 2001           36,000        128,000            -              -        164,000
 Year ended November 30, 2000          153,000         99,000            -        216,000(B)      36,000

Allowance for inventories:             125,000         19,000                     (39,000)       105,000
 Year ended November 30, 2002          125,000                                                   105,000
 Year ended November 30, 2001           78,000         47,000            -              -        125,000
 Year ended November 30, 2000          104,000         60,000            -         86,000         78,000

Allowance for deferred taxes:
 Year ended November 30, 2002        7,316,000      6,602,000                                  13,918,00
 Year ended November 30, 2001        6,032,000      1,284,000            -               -     7,316,000
 Year ended November 30, 2000        4,267,000      1,765,000            -               -     6,032,000


(A)  Uncollected receivables written off, net of recoveries.
(B)  Amounts charged to sales returns and allowances