Form 10-Q
period 2003-03-01
INNOVO GROUP INC
filed 2003-04-15
CIK 844143

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       Form 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 1, 2003
            Commission file number: 0-18926

                   INNOVO GROUP INC.
(Exact name of registrant as specified in its charter)

       Delaware                        11-2928178
(State or other jurisdiction of      (IRS Employer
 incorporation or organization)     Identification No.)

5900 S. Eastern Ave., Suite 104 Commerce,CA     90040
(Address of principal executive offices)      (Zip code)

  Registrant's telephone number, including area code:
                    (323) 725-5516

Securities registered pursuant to Section 12(b) of the
                      Act:  NONE

Securities registered pursuant to Section 12(g) of the
    Act:    Common Stock, $.10 par value per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of April 14, 2003, there were 15,129,764 shares of the issuer's only class of common stock outstanding.

                     INNOVO GROUP INC.
               QUARTERLY REPORT ON FORM 10-Q

                                                      Page
PART I.  FINANCIAL INFORMATION

         Financial Statements
Item 1.
           Consolidated Condensed Balance Sheets as     3
           of March 1, 2003 (unaudited) and November
           30, 2002

           Consolidated Condensed Statements of         4
           Operations for the three months ended
           March 1, 2003 and March 2, 2002,
           respectively  (unaudited)

           Consolidated Condensed Statements of         5
           Cash Flows for the three months ended
           March 1, 2003 and March 2, 2002,
           respectively (unaudited)

           Notes to Condensed Consolidated              6
           Financial Statements (unaudited)

Item 2.    Management's Discussion and Analysis of      8
           Financial Condition and Results of
           Operations

Item 3.    Quantitative and Qualitative Disclosures    20
           about Market Risk

Item 4.    Controls and Procedures                     20

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K            21

Signatures                                             22
Certifications                                         23

            PART 1 - FINANCIAL INFORMATION
             Item 1. Financial Statements

                     INNOVO GROUP INC  AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                        (000's except for share data)


                                                03/01/03       11/30/02
                                                --------       --------
                                               (unaudited)    (unaudited)

      ASSETS
CURRENT ASSETS
 Cash and cash equivalents                      $    137       $    222
 Accounts receivable, and due from
  factor net of allowance for
  uncollectible accounts of $428(2003)
  and $383(2002)                                   3,948          2,737
 Inventories                                       5,139          5,710
 Prepaid expenses & other current assets             610            279
                                                 -------        -------
TOTAL CURRENT ASSETS                               9,834          8,948
                                                 -------        -------

PROPERTY, PLANT and EQUIPMENT, net                 1,421          1,419
GOODWILL                                           4,271          4,271
INTANGIBLE ASSETS, net                               445            487
OTHER ASSETS                                          19             18
                                                 -------        -------

TOTAL ASSETS                                    $ 15,990       $ 15,143
                                                 -------        -------
                                                 -------        -------

   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses          $  2,888       $  2,438
 Due to related parties                            4,522          4,250
 Current maturities of long-term debt                788            756
                                                 -------        -------
TOTAL CURRENT LIABILITIES                          8,188          7,444

LONG-TERM DEBT, less current maturities            2,427          2,631

 8% Redeemable preferred stock, $0.10 par
  value:  Authorized shares-5,000
  194 shares(2003) and 194(2002)                      --             --
STOCKHOLDERS EQUITY
 Common stock, $0.10 par value - shares
  Authorized 40,000,000
  Issued and outstanding 14,901(2003)
  and 14,901(2002)                                 1,491          1,491
 Additional paid-in capital                       40,362         40,343
 Accumulated deficit                             (33,227)       (33,507)
 Promissory note-officer                            (703)          (703)
 Treasury stock                                   (2,547)        (2,537)
 Accumulated other comprehensive loss                 --            (19)
                                                 -------        -------
TOTAL STOCKHOLDERS' EQUITY                         5,376          5,068
                                                 -------        -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 15,990       $ 15,143
                                                 -------        -------
                                                 -------        -------

   See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

            INNOVO GROUP INC. AND SUBUSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (000's except per share data)
                         (unaudited)


                                                       Three Months Ended
                                                     03/01/03      03/02/02
                                                     --------      --------


NET SALES                                           $ 11,915      $   3,201
COST OF GOODS SOLD                                     8,605          2,289
                                                     -------       --------
 Gross Profit                                          3,310            912

OPERATING EXPENSES
 Selling, general and administrative                   2,838          1,250
 Depreciation and amortization                            79             46
                                                     -------        -------
                                                       2,917          1,296

INCOME (LOSS) FROM OPERATIONS                            393           (384)

INTEREST EXPENSE                                        (150)           (97)
OTHER INCOME (EXPENSE), net                              102              6
                                                     -------        -------

INCOME (LOSS) BEFORE INCOME TAXES                        345           (475)

INCOME TAXES                                              63             21
                                                     -------        -------

NET INCOME (LOSS)                                   $    282       $   (496)
                                                     -------        -------
                                                     -------        -------

NET INCOME (LOSS) PER SHARE:
 Basic                                                  0.02          (0.03)
 Diluted                                                0.02          (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                14,841         14,921
 Diluted                                              17,241         14,921


  See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

            INNOVO GROUP INC. AND SUBUSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (000's except per share data)
                         (unaudited)



                                                       Three Months Ended
                                                     03/01/03      03/02/02
                                                     --------      --------


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          $   (777)     $    (32)
                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                      (39)         (221)
Proceeds from Real Estate Investment                      773            --
Redemption of Preferred Shares                           (368)           --
                                                      -------       -------
Cash Used in Investing Activites                          366          (221)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury Stock Acquistions                                (10)           (21)
Related Party Borrowings                                  500             --
Repayments of Long-Term Debt                             (183)           (18)
                                                      -------        -------
Cash Used in Financing Activities                        (307)           (39)

Effect of Exchange Rate on Cash                            19             --

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (85)          (292)

CASH AND CASH EQUIVALENTS, at beginning of period          222            292
                                                       -------        -------

CASH AND CASH EQUIVALENTS, at end of period                137             --
                                                       -------        -------
                                                       -------        -------


  See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

          INNOVO GROUP INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1-BASIS OF PRESENTATION

     In  the  opinion  of management, the  accompanying
unaudited  condensed consolidated financial  statements
contain  all  adjustments  (consisting  of only  normal
recurring  and  consolidating  adjustments)  considered
necessary  to  present fairly the balance  sheets,  the
results  of  operations and cash flows for  the  period
reported.    The   accompanying   unaudited   condensed
consolidated financial statements include the financial
results  of the Innovo Group Inc. ("Innovo Group")  and
all  its  wholly-owned subsidiaries  (collectively  the
"Company").   All  intercompany  balances   have   been
eliminated.

     These     accompanying     unaudited     condensed
consolidated financial statements have been prepared in
accordance    with   generally   accepted    accounting
principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at November 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     While  management  believes that  the  disclosures
presented  are  adequate to make  the  information  not
misleading,  it  is recommended that  the  consolidated
financial   statements  and  footnotes   be   read   in
conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. Operating results the three-month period ended March 1, 2003 are not necessarily indicative of the results that may be expected for the year ended November 29, 2003.

NOTE 2 -  INVENTORY

     Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                   3/01/03   11/30/02
                                   -------   --------

Finished goods                     $ 5,273    $ 5,741
Raw materials                            9         74
                                    ------     ------
                                     5,282      5,815

Less allowance for obsolescence
and slow moving items                 (143)      (105)
                                    ------     ------
                                   $ 5,139    $ 5,710
                                    ------     ------
                                    ------     ------

NOTE 3 - LONG-TERM DEBT

     A summary of our long-term debt follows.

                                   3/01/03   11/30/02
                                   -------   --------

First mortgage loan on Springfield
property                           $   538    $   558
Promissory note to Azteca              741        786
Promissory note to Azteca            1,926      2,043
                                    ------     ------
Total long-term debt                 3,204      3,387
Less current maturities                778        756
                                    ------     ------
                                   $ 2,427    $ 2,631
                                    ------     ------
                                    ------     ------

NOTE 4 - DUE TO RELATED PARTY

     On February 7, 2003  the Company  entered  into  a
loan agreement with Marc Crossman, the Company's  Chief
Financial Officer and a member of  the  Company's Board
of Directors.   The loan was funded  in  two  phases of
$250,000 each on February 7, 2003 and February 13, 2003
for an aggregate loan value of $500,000.  In the  event
of default, each  phase  is  collateralized by  125,000
shares  of  the  Company's  common stock  as  well as a
general claim on the assets of the Company, subordinate
to existing lenders.  Each phase matures six months and
one day from the  date  of  its  respective funding, at
which  point  the  principal  amount  and  any  accrued
interest  is  due  in  full.   The loan  carries an  8%
annualized interest rate with interest due on a monthly basis. The loan may be repaid by the Company at any time during the term of the loan without penalty.
Further, the Company has the option to extend the term of the loan for an additional period of six months and one day at anytime before maturity. The disinterested directors of the Company approved the loan from Mr.
Crossman.


NOTE 5 --EARNINGS PER SHARE

     A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:



                                                    THREE MONTHS ENDED
                                                  3/01/03        3/02/02
                                                  -------        -------

Basic EPS Computation:
Numerator                                         282,000       (496,000)
Denominator:
Weighted Average Common Shares
 Outstanding                                   14,841,000     14,921,000
                                               ----------     ----------

Total Shares                                   14,841,000     14,921,000
                                               ----------     ----------

Basic EPS                                      $     0.02     $    (0.03)
                                               ----------     ----------
                                               ----------     ----------

Diluted EPS Calculation:
Numerator                                         288,000       (496,000)
Denominator:
Weighted Average Common Shares
 Outstanding                                   14,841,000     14,921,000
Incremental Shares Outstanding from
 Assumed Exercise of Options and Warrants       2,400,000             --
                                               ----------      ---------

Total Shares                                   17,241,000     14,921,000
                                               ----------     ----------

Diluted EPS                                    $     0.02     $    (0.03)
                                               ----------     ----------
                                               ----------     ----------

1,435,417 options and warrants were excluded from calculation of diluted EPS at March 1, 2003 as they had an exercise price in excess of the average market price of the Company's common stock during the quarter.

8,382,521 options and warrants at March 2, 2002 were excluded from the calculation of diluted
 EPS as their effect would have been anti-dilutive

NOTE 6-EQUITY ISSUANCE

  Subsequent to the end of the first quarter of fiscal
2003, the Company completed two prive placements of equity totaling net proceeds of $571,000. The first placement, executed on March 19, 2003 raised gross proceeds of $437,000 at $2.65 per share and the second placement executed on March 26, 2003 raised gross proceeds of $168,000 also at $2.65 per share. In aggregate the Company issued 228,500 shares as a result of the two private placements.

NOTE 7-INCOME TAXES

  The Company's income tax expense for the quarter ended
March 2, 2002 represents estimated state and foreign income and franchise tax expense.

  The Company's income tax expense for the quarter ended
March 1, 2003 represents estimated state and foreign income and franchise tax expense, as well as estimated
Federal tax expense in excess of net operating loss carry-forwards available for the period, using the effective rate method.


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When  used  in this Quarterly Report on Form 10-Q,  the
words  "may," "will," "except," "anticipate," "intend,"
"estimate,"    "continue,"   "believe"   and    similar
expressions  are  intended to identify  forward-looking
statements.   Similarly, statements that  describe  our
future  expectations, objectives and goals  or  contain
projections  of  our future results  of  operations  or
financial    condition    are   also    forward-looking
statements.   Statements looking forward  in  time  are
included in this Quarterly Report on Form 10-Q pursuant
to   the   "safe  harbor"  provision  of  the   Private
Securities   Litigation  Reform  Act  of   1995.   Such
statements   are   subject   to   certain   risks   and
uncertainties,  which  could cause  actual  results  to
differ   materially,  including,  without   limitation,
continued acceptance of the Company's product,  product
demand, competition, capital adequacy and the potential
inability to raise additional capital if required,  and
the  risk  factors  contained in the Company's  reports
filed  with  the  Securities  and  Exchange  Commission
pursuant  to  the Securities Exchange Act of  1934,  as
amended,  including its Annual Report on Form 10-K  for
the   year  ended  November  30,  2002.   Readers   are
cautioned not to place undue reliance on these forward-
looking  statements, which speak only as  of  the  date
hereof.     Our   future   results,   performance    or
achievements   could  differ  materially   from   those
expressed   or   implied   in   these   forward-looking
statements.  The  Company undertakes no  obligation  to
publicly  revise  these forward-looking  statements  to
reflect  events  or circumstances occurring  after  the
date   hereof   or   to  reflect  the   occurrence   of
unanticipated events.

Results of Operations
The following table sets forth certain statement of operations data for the years indicated (in thousands):


                                              Three Months Ended
                                                (in thousands)
                                     3/01/03    3/02/02    $ Change  % Change
                                     -------    -------    --------  --------

Net Sales                            $ 11,915   $ 3,201    $ 8,714      272
Costs of Goods Sold                     8,605     2,289      6,316      276
                                      -------    ------     ------     ----
Gross Profit                            3,310       912      2,398      263

Selling, General & Administrative       2,838     1,250      1,588      127

Depreciation & Amortization                79        46         33       72
                                      -------    ------     ------     ----

Income (Loss) from Operations             393      (384)       777       (A)

Interest Expense                         (150)      (97)       (53)      55
Other Income (expense)                    102         6         96       (A)
                                      -------    ------     ------     ----

Income (Loss)Before Income Taxes          345      (475)       820       (A)
Income Taxes                               63        21         42      200
                                      -------    ------     ------     ----

Net Income (Loss)                    $    282   $  (496)   $   778       (A)


(A)  Not Meaningful

Comparison  of  Three Months Ended March  1,  2003,  to
Three Months Ended March 2, 2002

Overview

      During  the first quarter 2003, compared  to  the
first   quarter  of  2002,  the  Company  significantly
increased  its revenues and generated a net  profit  of
$282,000  compared  to a net loss of  $496,000  in  the
prior   period  as  a  result  of  improved   operating
performance  from  all  three  of  its  main   consumer
products operating subsidiaries.


     Reportable Segments

       During the three months ended March 1, 2003  and
March  2,  2002, the Company operated in two  segments,
accessories  and  apparel.   The  accessories   segment
represents the Company's historical line of business as conducted by Innovo, Inc. ("Innovo"). The apparel segment is comprised of the operations of Joe's Jeans, Inc. ("Joe's") and Innovo Azteca Apparel, Inc. ("IAA").
The Company's real estate operations and corporate activities are categorized under "other." The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

     The following table sets forth certain statement of operations data by segment for the periods indicated
(in thousands):


Three Months Ended
  March 1, 2003           Accessories   Apparel   Other(A)    Total
                          -----------   -------   -------     -----
                                       (in thousands)

Revenues, net             $   2,743    $  9,172   $    --     $ 11,915
Gross profit                    793       2,517        --        3,310
Depreciation and
 amortization                     7          52        21           79
Interest expense                 38         103         9          150



Three Months Ended
  March 2, 2002           Accessories   Apparel   Other(A)    Total
                          -----------   -------   -------     -----
                                       (in thousands)

Revenues, net             $   1,476    $  1,725   $   --     $ 3,201
Gross profit                    370         542       --         912
Depreciation and
 amortization                     6          30       10          46
Interest expense                  9          76       12          97



Three Months Ended
 3/01/03 TO 3/02/02           Accessories            Apparel               Other(A)
                              -----------            -------               -------
                          $ Change   % Change  $ Change   % Change   $ Change   % Change
                          --------   --------  --------   --------   --------   --------

Revenues, net             $  1,267      86%     $ 7,447      432%     $    --       --
Gross profit                   423     114        1,975      364           --       --
Depreciation and
 amortization                    1      17           22       73           11      110
Interest expense                29     322           27       36           (3)     (25)


(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Operating Revenues

     Net  revenues for the three months ended March  1,
2003  increased to $11,915,000 or 272% from  $3,201,000
for the three months ended March 2, 2002. During the period, the Company experienced a significant increase in sales from its three main operating subsidiaries, with Innovo operating in the accessory segment and Joe's and IAA operating in the apparel segment.

     Accessory

     Innovo.    The   Company's   accessory   business,
conducted  by  Innovo, increased its  net  revenues  to
$2,743,000 in the first quarter of fiscal 2003 compared
to  $1,476,000  in the first quarter  of  fiscal  2002,
representing   an  86%  increase.   The   increase   is
primarily a result of increased sales to private  label
customers,  which  increased  from  gross  revenues  of
$95,000  in the first quarter of fiscal 2002  to  gross
revenues  of  $838,000 in the first quarter  of  fiscal
2003.   Innovo also experienced an increase in revenues
from  its  craft  business  and  Bongo  product  line.
Innovo's  craft business increased from gross  revenues
of  $979,000 in the first quarter of 2002 to $1,340,000
in  the  first  quarter of fiscal 2003.   Additionally,
Innovo's  Bongo gross revenues increased  to  $415,000
for the first quarter of fiscal 2002, representing a $112,000 increase.

     Apparel

    Joe's. During the first quarter of fiscal 2003, Joe's net revenues increased to $2,128,000 compared to $923,000 in the first quarter of fiscal 2002, resulting in an increase of 131%.

     During the first quarter of fiscal 2003, Joe's experienced increase demand in both the domestic and international marketplaces. Joe's domestic sales for the current period were $1,494,000 with the remaining
$634,000 of sales representing international sales from Joe's Japanese subsidiary Joe's Jeans Japan, Inc. and sales to international distributors. The increase is attributable to growing brand awareness and Joe's continued marketing efforts in the overseas markets.

     IAA.   IAA, increased  its  net   revenues   to
$7,044,000 for first quarter of fiscal 2003 compared to
$802,000  the same quarter a year ago, representing  an
increase  of  approximately  778%.   IAA's  significant
increase  in  revenues is largely  attributable  to  an
increase  in  sales  to  Target  Corporation's  Mossimo
division.   IAA's products during the first quarter  of
fiscal 2003 primarily consisted of denim jeans. IAA is currently working towards expanding its private label customer base in an attempt to reduce its reliance on a limited number of customers.

Gross Margin

     The  Company's gross margin decreased from 29%  in
the  first  fiscal quarter of 2002 to 28% in the  first
fiscal  quarter  of  2003.   The  slight  decline   was
attributable  to  a higher percentage of  sales  coming
from  the private label apparel segment which typically
carries   lower   margins  that  the  Company's   other
products.

     Accessory

     Innovo.   The Company's accessory segment's  gross
margin  increased from approximately 25% in  the  first
quarter  of fiscal 2002 to 29% in the first quarter  of
fiscal  2003.   Innovo's  gross  margin  is  largely  a
function of Innovo's product mix for the given  period.
Innovo's    branded    products   have    traditionally
experienced  higher gross margins than  its  craft  and
private  label businesses, with Innovo's private  label
business  usually having slightly higher gross  margins
than  Innovo's craft business.   Innovo's gross  margin
in  the first quarter of fiscal 2002 was lower than its
historical gross margin average as a result of Innovo's
craft  business  representing a greater  percentage  of
Innovo's  total  revenues.  In  the  first  quarter  of
fiscal   2003,  Innovo's  branded  and  private   label
businesses represented a greater percentage of sales and thus slightly increased Innovo's gross margins in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

     Apparel

     Joe's. Joe's gross margins increased from 43% in first quarter of fiscal 2002 to 61% in first quarter of fiscal 2003. During the first quarter of fiscal 2003, Joe's cost of goods sold for its products decreased.
Consequently, Joe's gross margins in first quarter of fiscal 2003 reflect the impact of this decrease in price.

     IAA.   IAA's gross margins decreased in the  first
quarter of fiscal 2003 to 17% from 19% in the same quarter a year ago. The majority of the decrease is attributable to an increase in returns and higher costs for certain goods sold during the period.

Selling, General and Administrative Expense

     The  Company's selling, general and administrative
("SG&A")   expenses  increased  in   the   quarter   by
approximately 127% from $1,250,000 in the first  quarter
of  fiscal  2002 to $2,838,000 in the first quarter  of
fiscal 2003. The increase in SG&A expenses is largely a
result  of  an  increase  in expenses  to  support  the
Company's  272%  revenue  growth  during  the   period.
During the period the Company incurred a notable increase in wages, advertising, travel, professional fees, sales shows and other expenses related to the Company's revenue growth.

     Accessory

     Innovo.   Innovo's  SG&A  expenses  increased   by
approximately  67%  to $730,000 for  the  three  months
ended  March 1, 2003 compared to $440,000 for the three
months ended March 2, 2002.  Innovo's increase in  SG&A
expenses is largely attributable to expenses which were
necessary  to  support or associated with Innovo's  86%
increase  in  revenues.  During the  quarter,  Innovo's
wages increased by approximately 87% to $290,000  as  a
result  of  staff  members the  Company  added  at  its
headquarters  in Knoxville and to its showroom  in  New
York  City  during  the  second half  of  fiscal  2002.
Additionally,   Innovo's  wages  increased   from   the
addition  of  employees  at  Innovo's  sourcing  office
Innovo Hong Kong, Inc. in Hong Kong.

     Royalties expense for the quarter increased by 350% to $27,000 mainly in response to the increase in the sales of Bongo related products and the royalty expense associated therewith. Innovo's distribution costs also increased by approximately 30% during the period as a result of the expense associated with distributing a greater amount of product.

     Apparel

     Joe's.    Joe's   SG&A   expenses   increased   by
approximately  211%  to $1,230,000 during  the  quarter
compared to $396,000 in the quarter a year ago.   Joe's
wage expense increased significantly as a result of the
increase in staff to support Joe's growth.  With  Joe's
royalty  and  commission expense being  a  function  of
Joe's   revenues,   these   expenses   also   increased
substantially as a result of Joe's increasing revenues.
In aggregate, wages and commissions, which grew 143%, accounted for over 42% of Joe's SG&A

     In  order  to  continue  to  achieve  rapid  sales
growth,  the Company actively invests in marketing  the
Joe's  brand through participation in sales  shows  and
advertising   the   Joe's  brand  in   national   print
publications.  During the quarter, Joe's sales show and
sales sample expense increased by 165% to $127,000  and
its  advertising expenses increased by 145% to $128,000
compared to the prior year's first quarter. In response
to  sales growth, Joe's factoring expense increased  to
$31,000  in  the  first  quarter  in  response  to  the
increase  in the number of receivables Joe's  factored.
See  "Management's Discussion and Analysis of Financial
Condition   and  Results  of  Operation-Liquidity   and
Capital Resources" for a further discussion of the factoring agreement between Joe's and the CIT Group, Inc.

     IAA.   IAA's SG&A expenses in the first quarter of
fiscal 2003 increased to $412,000 from $107,000 in  the
quarter a year ago, representing a 285% increase. As  a
result  of  a ten-fold increase in revenues,  factoring
expenses increased at a similar pace rising from $5,000
in  the first fiscal quarter of 2002 to $67,000 in  the
first fiscal quarter of 2003. During the quarter, wages
increased  26%  to $120,000.  During the  quarter,  the
Company  directed  additional  resources  towards   the
development of three branded product lines, which are anticipated to begin generating revenues in the second half of fiscal 2003. For the period, IAA incurred expenses of $102,000, or 24% of IAA's SG&A, related to sales shows, samples, and advertising primarily for the branded product lines. Additionally, the company paid royalties of $32,000 as a part of its licensing agreements associated with the branded product lines.

     Other

     IGI.    IGI, which reflects the corporate expenses
of  the  Company and operates under the "other" segment
does  not  have  revenues.  For the  first  quarter  of
fiscal   2003,  IGI's  expenses,  excluding   interest,
depreciation    and    amortization,    increased    by
approximately 49% to $456,000 compared to  $307,000  in
the  quarter a year ago.  The most notable increase  in
expense  for  IGI  is the increase in its  professional
fees  and management wages.  During the quarter,  IGI's
professional fee's expense increased approximately 190%
compared to the same quarter a year ago.   The increase
in   professional  fees  is  largely  attributable   to
additional legal and accounting fees.  IGI's management
wages  increased  over  100%  during  the  quarter   to
$110,000  as  the Company continues to hire  additional
personnel   to   support  the  Company's   growth   and
development. IGI's remaining expenses did not differ materially compared to the first quarter of fiscal
2002.

     LMI.  During the quarter, Leasall Management, Inc.
("LMI"), a wholly-owned subsidiary of the Company, incurred $10,000 of expense in order to maintain and operate the Company's former manufacturing facility and headquarters located in Springfield, TN, which is now partially leased to third party tenants.

Depreciation and Amortization Expenses

     Depreciation  and  Amortization expenses  for  the
Company increased in the three-month period ended March
1,  2003  to  $79,000 from $46,000 in  the  prior  year
period,  representing an increase of 72%.  The increase
is  primarily  attributable to  an  increase  in  LMI's
depreciation  of  the  Springfield  facility  and   the
amortization of the licensing rights to the Joe's Jeans
trademark acquired upon the creation of Joe's.   During
fiscal  2002,  the  Company made significant  leasehold
improvements  to its Springfield, TN  facility.   As  a
result,  depreciation  of the facility  increased  113%
from  $8,000  in  the first quarter of fiscal  2002  to
$17,000  in  the  first quarter of fiscal  2003.    The
remaining depreciation expense is associated  with  the
depreciation  of  small  operational  assets  such   as
furniture, fixtures, leasehold improvements, machinery and software.

Interest Expense

     The  Company's combined interest expense  for  the
quarter  ended March 1, 2003 increased by approximately
55%  to  $150,000 compared to $97,000 for  the  quarter
ended March 2, 2002.  The Company's interest expense is
primarily  associated with its factoring and  inventory
lines  of  credit, the knit acquisition purchase  note,
the  loan  to the Company by an officer of the Company,
and  the  note  associated with  the  Company's  former
manufacturing facility and headquarters in Springfield,
TN.   See  "Managements  Discussion  and  Analysis   of
Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.

     Accessory

     Innovo.  For the three months ended March 1, 2003,
Innovo's  interest  expense  was  $38,000  compared  to
$9,000 for the three months ended March 2, 2002.   This
represents  interest expense incurred  from  borrowings
under  Innovo's factoring facility and inventory  based
line  of  credit.   See  "Managements  Discussion   and
Analysis   of  Financial  Condition  and   Results   of
Operations-Liquidity  and  Capital  Resources"  for   a
further discussion of these financing arrangements.

     Apparel

     Joe's.   Joe's  interest  expense  for  the  three
months  ended  March 1, 2003 was approximately  $16,000
compared to $2,000 for the three months ended March  2,
2002.   While Joe's typically factors fewer receivables
than  Innovo and IAA, with the significant increase  in
revenues,   Joe's  borrowings  against  its   factoring
facility  increased significantly in the first  quarter
of 2003 compared to 2002.  Additionally, Joe's increase
in  interest  expense  reflects  the  interest  expense
associated  with borrowing under Joe's inventory  based
line  of  credit.   See  "Managements  Discussion   and
Analysis   of  Financial  Condition  and   Results   of
Operations-Liquidity  and  Capital  Resources"  for   a
further discussion of these financing arrangements.

     IAA.   IAA's  interest expense increased  for  the
three  months  ended March 1, 2003 as a result  of  IAA
factoring a vast majority of its receivables  and  then
borrowing  funds  against these receivables.   However,
offsetting a portion of the increased interest  expense
is a decrease in the interest payments on a note issued
pursuant  to the acquisition and creation  of  the  IAA
subsidiary.  For the three months ended March 1,  2003,
IAA's  interest expense increased by approximately  18%
to $87,000 compared to the three months ended March 2, 2002.

Other Income

     The Company had other income of $102,000 in the first quarter of 2003 compared to other income of a $6,000 in first quarter of 2002.

     IRI.   The increase in other income for the  three
months ended March 1, 2003, is largely attributable  to
$85,000  of  income from a management fee  that  Innovo
Realty, Inc. ("IRI") receives pursuant to an investment
the   Company  made  through  its  newly   formed   IRI
subsidiary in the second quarter of fiscal 2002, thus there was not other income affiliated with IRI for the first quarter of fiscal 2002 since the investment was not made until the second quarter of 2002.

     The remaining other income is primarily associated with rental income generated from tenants who are occupying the Company's former manufacturing facility located in Springfield, TN.

Net Income

     The  Company generated net income of $282,000  for
the  three months ended March 1, 2003 compared to a net
loss  of  $496,000 for the three months ended March  2,
2002.    The   Company's  profitability  is   primarily
attributable to the Company's significant  increase  in
revenues due to the growth of the business of its three
main   consumer  products  operating  subsidiaries   as
discussed   above.   Subsequently,  the  gross   profit
associated with the increase in revenues exceeded the Company's expenses during the period resulting in a net income of $282,000 for the first quarter of fiscal
2003.

Liquidity and Capital Resources

      The Company's primary sources of liquidity are cash flows from operations, trade payables credit from vendors and related parties and borrowings from the factoring of accounts receivables.

      Cash  used  for operating activities  during  the
first  quarter  of 2003 was $777,000 compared  to  cash
used  for  operating activities of $32,000  during  the
first  quarter  of  2002.   During  the  quarter,  cash
generated from the reduction of inventory was offset by
an increase in  accounts  receivable and a decrease  in
prepaid   expenses   and   other   current  liabilities
resulting   in  a   net  use   of  cash  for  operating
activities  of  $777,000.    Cash  used   in  operating
activities combined with cash generated through a related party borrowing of $500,000 resulted in a slight use of cash of $85,000 during the quarter.

     The  Company  is dependent on credit  arrangements
with  suppliers  and factoring agreements  for  working
capital  needs.  From  time to time,  the  Company  has
obtained  short-term working capital loans from  senior
members of management and from members of the Board  of
Directors,  and  conducted  equity  financing   through
private placements.

      The Company relied on the following primary sources to fund operations during the first quarter of fiscal 2003:

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

     As  of March 1, 2003, the Company had borrowed the
maximum  amount  available to  the  Company  under  the
inventory  line  from CIT.  The CIT agreements  may  be
terminated by CIT with 60 days notice by CIT, or on the
anniversary  date,  by  the Company  provided  60  days
written   notice   is  given.    Joe's   and   Innovo's
agreements  with CIT expire on June 1, 2003  and  IAA's
agreement  expires on September 10, 2003.  The  Company
believes  that it will be able to renew the  agreements
with CIT or will be able to find similar financing with
another  financing organization on similar terms.   The
Company is currently reviewing its cash requirements and availability on the factoring lines with CIT.

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

Equity Financing

      Subsequent  to  the end of the first  quarter  of
fiscal   2003,  the  Company  completed   two   private
placement of equity totaling  net proceeds of $571,000.
The first placement, executed on March 19, 2003 raised gross proceeds of $437,000 at $2.65 per share and the second placement executed on March 26, 2003 raised gross proceeds of $168,000 also at $2.65 per share.
In aggregate the Company issued 228,500 shares as a result of the two private placements.

Short-Term Debt

     Crossman Loan

     On  February  7, 2003 the Company entered  into  a
loan  agreement  with Marc Crossman, a  member  of  the
Company's Board of Directors and the Company's  current
Chief  Financial Officer.  The loan was funded  in  two
phases  of  $250,000  each  on  February  7,  2003  and
February  13,  2003  for  an aggregate  loan  value  of
$500,000.  In  the  event  of default,  each  phase  is
collateralized  by  125,000  shares  of  the  Company's
common  stock as well as a general unsecured  claim  on
the  assets  of  the Company, subordinate  to  existing
lenders.   Each phase matures six months  and  one  day
from the date of its respective funding, at which point
the principal amount and any accrued interest is due in
full.  The loan carries an 8% annualized interest  rate
with interest due on a monthly basis.  The loan may  be
repaid  by the Company at any time during the  term  of
the loan without penalty.  Further, the Company has the
option to extend the term of the loan for an additional
period  of  six  months and one day at  anytime  before
maturity.   The disinterested directors of the  Company
approved the loan from Mr. Crossman.

Long-Term Debt

     Long-term debt consists of the following (in thousands):


                                              3/01/03   11/30/02
                                              -------   --------

First mortgage loan on Springfield property   $   538   $    558
Promissory note to Azteca                         741        786
Promissory note to Azteca                       1,926      2,043
                                              -------   --------
Total long-term debt                            3,205      3,387
Less current maturities                           778        756
                                              -------   --------
                                              $ 2,427   $  2,631
                                              -------   --------
                                              -------   --------




     The  first mortgage loan held by First Independent
Bank of Gallatin, is collateralized  by a first deed of
trust  on  real  property  in  Springfield, TN (with  a
carrying value of $1,220,000 at March 1, 2003), and  by
an  assignment   of   key-man  life  insurance  on  the
President  of the Company, Pat Anderson, in the  amount
of  $1  million. The loan bears interest at 2.75%  over
the  lender's prime rate per annum and requires monthly
principal  and  interest  payments  of  $9,900  through
February 2010. The loan is also guaranteed by the Small
Business Administration (SBA). In exchange for the  SBA
guarantee,   the   Company,  Innovo,   Nasco   Products
International, Inc., a wholly-owned subsidiary  of  the
Comapny,    and   the   President   of   the   Company,
Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

     In connection with the acquisition of the knit division from Azteca Production International, Inc., the Company issued promissory notes in the face amounts of $1.0 million and $2.6 million, which bear interest at 8.0% per annum and require monthly payments of $20,276 and $52,719, respectively. The notes have a five-year term and are unsecured.

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

     In  the  event  that the Company determines,  from
time  to  time,  at  the reasonable discretion  of  the
Company's  management,  that its  available  funds  are
insufficient  to  meet the needs of its  business,  the
Company may elect to defer the payment of principal due
under the promissory notes for as many as six months in
any  one  year  (but  not more than  three  consecutive
months)  and  as  many  as  eighteen  months,  in   the
aggregate, over the term of the notes. The term of the notes shall automatically be extended by one month for each month the principal is deferred, and interest shall accrue accordingly. As of March 1, 2003, the Company has not elected to defer any payments due under the promissory notes.

     At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to the Company for the exercise of issued and outstanding stock warrants that are owned by Azteca or its affiliates (including the Commerce Investment Group).

      The following table sets forth the Company's contractual obligations and commercial commitments as of March 1, 2003:




CONTRACTUAL
OBLIGATIONS                              PAYMENTS DUE BY PERIOD
                                  Total   Less     1-3       4-5    After
                                          than    years     years     5
                                         1 year                     years


Long Term Debt                     $3,205  $573  $1,700     $844     $88
Operating Leases                      627   103     239      285      --
Other Long Term
Obligations-Minimum Royalties       3,748   381   2,302    1,065      --

Licenses

        In  the  first  quarter  of  fiscal  2003,  the
Company's  IAA  subsidiary  entered  into  a  44  month
exclusive  licensing agreement for the  United  States,
its  territories  and possessions  with  the  recording
artist  and  entertainer Eve for  the  license  of  the
Fetish  trademark  for  use  with  the  production  and
distribution  of apparel and accessory  products.   The
Company has guaranteed minimum net sales obligations of
$8,000,000  in  the first 18 months of  the  agreement,
$10,000,000  in  the  following  12  month  period  and
$12,000,000  in  12 month period following  thereafter.
According to the terms of the agreement the Company  is
required to pay an 8% royalty and a 2% advertising  fee
on the nets sales of products bearing the Fetish logo.
In  the  event  the Company does not meet  the  minimum
guaranteed sales, the Company will be obligated to make
royalty  and advertising payments equal to the  minimum
guaranteed sales multiplied by the royalty rate  of  8%
and  advertising fee of 2%.  The Company also  has  the
right  of  first  refusal in regards to  the  licensing
rights  for  the Fetish trademark in the  apparel  and
accessories  category  upon  the  expiration   of   the
agreement, subject to the Company meeting certain sales performance targets during the term of the agreement.
Additionally, the Company has the right of first refusal for the apparel and accessory categories in territories in which the Company does not currently have the licensing rights for the Fetish trademark.

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

Management's Discussion of Critical Accounting Policies

     Management  believes that the accounting  policies
discussed  below  are important to an understanding  of
our   financial   statements   because   they   require
management  to  exercise  judgment  and  estimate   the
effects  of  uncertain matters in the  preparation  and
reporting of financial results. Accordingly, management
cautions  that  these policies and  the  judgments  and
estimates  they  involve are subject  to  revision  and
adjustment  in  the  future. While they   involve  less
judgment, management believes that the other accounting
policies  discussed in Note 2 "Summary  of  Significant
Accounting  Polices"  of  the  Consolidated   Financial
Statements included in our Annual Report on  Form  10-K
for the year ended November 30, 2002 are also important
to  an understanding of our financial statements.   The
Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

     Revenues  are  recorded on the  accrual  basis  of
accounting  when  the  Company ships  products  to  its
customers.  Sales  returns  must  be  approved  by  the
Company  and  are  typically only allowed  for  damaged
goods.   Such  returns  have  historically   not   been
material.

     During  the three months ended March 1,  2003  and
March   2,   2002,  allowances  for  co-op  and   other
advertising programs when calculated as a percentage of
sales  to  a customer have been recorded as a reduction
of   gross   sales.  In  prior  years  all  advertising
allowances were recorded as a components of selling, general and administrative expenses.

     Shipping and Handling Costs

     During the first quarter ended March 1, 2003,  the
Company  outsourced its distribution  function  to  the
Commerce   Investment  Group,  an  affiliated  company.
Shipping and handling costs include costs to warehouse,
pick,  pack  and  deliver inventory  to  customers.  In
certain  cases the Company is responsible for the  cost
of freight to deliver goods to the customer.   Shipping
and handling costs were approximately $205,000 and $1150,000 for the three months ended March 1, 2003 and March 2, 2002, respectively, and are included in selling, general and administrative expenses.

     Accounts    Receivable-Allowance   for    Returns,
Discounts and Bad Debts

     The  Company evaluates its ability to  collect  on
accounts receivable and charge-backs (disputes from the
customer)  based  upon  a combination  of  factors.  In
circumstances where the Company is aware of a  specific
customer's  inability to meet its financial obligations
(e.g.,  bankruptcy filings, substantial downgrading  of
credit  sources), a specific reserve for bad  debts  is
taken  against amounts due to reduce the net recognized
receivable  to  the amount reasonably  expected  to  be
collected.   For  all  other  customers,  the   Company
recognizes  reserves  for bad  debts  and  charge-backs
based    on   the   Company's   historical   collection
experience.   If  collection  experience   deteriorates
(i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due us could be reduced by a material amount.

     As of March 1, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $428,000 compared to $383,000 at November 30, 2002.

     Inventory

     The Company's inventories are valued at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by the Company to properly value inventory.



                                                 3/01/03   11/30/02
                                                    -------   --------

Finished goods                    $  5,273   $  5,741
Raw materials                                   9            74
                                                       -------      -------
                                                      5,282      5,815

Less allowance for obsolescence and
slow moving items                     (143)    (105)
                                                      -------    -------
                                                 $  5,139   $  5,710
                                                      -------        -------
                                                      -------        -------

1356:


     Valuation of Long-lived and Intangible Assets  and
Goodwill

     The    Company   assesses   the   impairment    of
identifiable   intangibles,   long-lived   assets   and
goodwill  whenever events or changes  in  circumstances
indicate   that   the  carrying  value   may   not   be
recoverable. Factors considered important that could trigger an impairment review include the following:

   -   a  significant  underperformance  relative  to
       expected   historical  or  projected   future
       operating results;
   - a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or
   - a significant negative industry or economic trend.

     When  the  Company  determines that  the  carrying
value  of  intangibles, long-lived assets and  goodwill
may  not be recoverable based upon the existence of one
or  more  of  the  above indicators of impairment,  the
Company  will  measure  any  impairment  based   on   a
projected discounted cash flow method using a  discount
rate  determined  by  our  management.   No  impairment
indicators existed as of March 1, 2003.

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

New Accounting Pronouncements

     In  August  2001, the FASB issued  SFAS  No.  144,
"Accounting  for  the Impairment or Disposal  of  Long-
Lived  Assets." This standard sets forth the impairment
of long-lived assets, whether they are held and used or
are  disposed  of  by  sale or  other  means.  It  also
broadens  and modifies the presentation of discontinued
operations.  The  standard will be  effective  for  the
Company's fiscal year 2003, although early adoption  is
permitted,  and  its  provisions are  generally  to  be
applied prospectively. The Company is in the process of
evaluating the adoption of this standard, but does  not
believe  it  will  have  a  material  impact   on   its
consolidated financial statements.

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

     During  2002,  the  FASB  issued  SFAS  No.   148,
"Accounting  for Stock Based Compensation - Transaction
and  Disclosure,  an  amendment to FASB  Statement  No.
123."   This Statement requires more extensive  interim
disclosure related to stock based compensation for  all
companies and for companies that elect to use the  fair
value  method for employee stock compensation,  permits
additional  transition  methods.   This  statement   is
effective for fiscal years ending after December 15, 2002, with early adoption regarding annual disclosure encouraged. Innovo is currently evaluating the impact of adoption of this standard.

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

     In   December   2002,  the  Financial   Accounting
Standards   Board   issued   Statement   of   Financial
Accounting  Standards  No. 148 "Accounting  for  Stock-
Based  Compensation-Transition  and  Disclosure"  (SFAS
148), which amends SFAS No. 123, "Accounting for Stock-
Based Compensation". Statement 148 provides alternative
methods  of  transition for a voluntary change  to  the
fair  value  based method of accounting for stock-based
employee  compensation.  In  addition,  Statement   148
amends the disclosure requirements of Statement 123  to
require more prominent and more frequent disclosures in
financial  statements about the effects of  stock-based
compensation.  The  transition  guidance   and   annual
disclosure  provisions of Statement 148  are  effective
for  fiscal years ending after December 15, 2002,  with
earlier application permitted in certain circumstances.
The  interim  disclosure provisions are  effective  for
financial  reports containing financial statements  for
interim periods beginning after December 15, 2002.  The
Company  does  not  plan  on  changing  its  method  of
accounting  for  stock-based employee compensation  and
will   comply  with  the  new  disclosure  requirements
beginning with its annual report and Form 10-K for the year ending November 29, 2003. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

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

     The  Company evaluates its long-lived  assets  for
impairment  based  on  accounting  pronouncements  that
require management to assess fair value of these assets
by  estimating  the  future cash  flows  that  will  be
generated   by   the  assets  and  then  selecting   an
appropriate  discount  rate to  determine  the  present
value  of  these  future cash flows. An evaluation  for
impairment   must   be  conducted  when   circumstances
indicate  that an impairment may exist;  but  not  less
frequently  than on an annual basis. The  determination
of  impairment  is subjective and based  on  facts  and
circumstances specific to the company and the  relevant
long-lived  asset.  Factors  indicating  an  impairment
condition exists may include permanent declines in cash
flows,  continued decreases in utilization of  a  long-
lived  asset  or  a  change in  business  strategy.  We
adopted  Financial Accounting Standards (SFAS) No.  142
"Goodwill and Other Intangible Assets," beginning  with
the  first quarter of 2002. SFAS No. 142 requires  that
goodwill  and  intangible assets that  have  indefinite
useful  lives not be amortized but, instead, tested  at
least  annually for impairment while intangible  assets
that  have finite useful lives continue to be amortized
over  their  respective useful  lives.   SFAS  No.  142
requires that goodwill be tested for impairment using a
two-step  process. The first step is to  determine  the
fair  value  of  the  reporting  unit,  which  may   be
calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized.
The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the acquisitions it has made. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

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

     The Company believes that its current cash on hand
and  cash  received  pursuant to  factored  receivables
under  the  factoring and asset based  line  of  credit
arrangements with CIT should provide sufficient working
capital to fund operations and required debt reductions
during fiscal 2002.  However, due to the seasonality of
the  Company's business and negative cash  flow  during
the first three months of the year, the Company may  be
required to obtain additional capital through  debt  or
equity  financing.   The  Company  believes  that   any
additional  capital,  to the extent  needed,  could  be
obtained  from the sale of equity securities or  short-
term  working capital loans.  There can be no assurance
that  this  or  other financing will  be  available  if
needed.   The inability of the Company to  be  able  to
fulfill any interim working capital requirements would force the Company to constrict its operations.


           ITEM 4.  CONTROLS AND PROCEDURES

     Within  90 days prior to the date of this  report,
the  Company  carried  out  an  evaluation,  under  the
supervision and with the participation of the Company's
management,  including the chief executive officer  and
acting chief financial officer, of the effectiveness of
the  design  and operation of the Company's  disclosure
controls  and procedures pursuant to Exchange Act  Rule
13a-14.    Based  on  that  evaluation,  the  Company's
management,  including the chief executive officer  and
chief  financial officer, concluded that the  Company's
disclosure   controls  and  procedures  are  effective.
There  were  no  significant changes in  the  Company's
internal   controls   or  other  factors   that   could
significantly affect these internal controls subsequent to the date of the completion of their evaluation.


              PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (A)   Exhibits.   The following exhibit  is  filed
           herewith.

       Exhibit No.    Description

       10.96    Licensing Agreement with Blondie
                 Rockwell, Inc. for the Fetish
                 Trademark

       10.97    Crossman Loan Note, February 7, 2003

       10.98    Crossman Loan Note, February 13, 2003

       99.1     Certification Pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant
                 to Section 906 of the Sarbanes-Oxley
                 Act of 2002.
       99.2    Certification Pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to
                Section 90 of the Sarbanes-Oxley Act
                of 2002.


     (b)  Reports on Form 8-K

       Current Report on Form 8-K dated March 17,  2003
       containing   a  copy  of  the  Company's   press
       release  dated  March  17, 2003  titled  "Innovo
       Group  Reports  Fiscal 2002 and  Fourth  Quarter
       Results."

       Current Report on Form 8-K dated April 15,  2003
       containing   a  copy  of  the  Company's   press
       release  dated  April  15, 2003  titled  "Innovo
       Group Reports Record First Quarter Results with
       Revenues Increasing 272%."

                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INNOVO GROUP INC.


Dated:  April  15, 2003         By: /s/  Samuel  Joseph Furrow, Jr.
      -----------------            --------------------------------
                                   Samuel  Joseph  Furrow, Jr.,
                                   Chief Executive Officer


Dated: April 15, 2003           By: /s/ Marc B. Crossman
      ---------------              ---------------------
                                   Marc B. Crossman,
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

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

Date: April 15, 2003        /s/ Samuel Joesph Furrow, Jr.
     ---------------        -----------------------------
                            Samuel Joseph Furrow, Jr.
                            Chief Executive Officer

CERTIFICATION BY MARC B. CROSSMAN AS CHIEF FINANCIAL
OFFICER (PRINCIPAL ACCOUNTING OFFICER)

I, Marc B. Crossman, certify that:

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

Date: April 15, 2003          /s/ Marc B. Crossman
     ---------------          --------------------
                              Marc B. Crossman
                              Chief Financial Officer

Exhibit Index

Exhibit No.              Description

99.1                     Certification
                         Pursuant to 18 U.S.C. Section
                         1350, as adopted pursuant to
                         Section 906 of the Sarbanes-
                         Oxley Act of 2002.

99.2
                         Certification Pursuant to 18
                         U.S.C. Section 1350, as
                         adopted pursuant to Section
                         906 of the Sarbanes-Oxley Act
                         of 2002.