Form 10-Q
period 2003-05-31
INNOVO GROUP INC
filed 2003-07-15
CIK 844143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003
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

As of July 15, 2003, there were 18,056,562 shares of the issuer's only class of common stock outstanding.

                           INNOVO GROUP INC.
                      QUARTERLY REPORT ON FORM 10-Q




                                                                 Page
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 May 31, 2003 (unaudited) and November 30, 2002     3

                 Consolidated Condensed Statements of Operations
                 for the  three  months  ended  May 31, 2003 and
                 June 1, 2002, respectively  (unaudited) and for
                 the six months ended May 31, 2003  and  June 1,
                 2002, respectively (unaudited)                     4

                 Consolidated  Condensed Statements  of  Cash
                 Flows for the six months ended  May 31, 2003
                 and June 1, 2002, respectively (unaudited)         5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                             6

 Item 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                8

 Item 3.         Quantitative and Qualitative Disclosures about
                 Market Risk                                       20

 Item 4.         Controls and Procedures                           20

PART II.         OTHER INFORMATION

 Item 6.         Exhibits and Reports on Form 8-K                  21

Signatures                                                         22

Certifications                                                     23

                       PART 1 - FINANCIAL INFORMATION
                        Item 1. Financial Statements

                    INNOVO GROUP INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                     (000's except per share data)


                                                     05/31/03   11/30/02
                                                     --------   --------
                                                  (unaudited)(unaudited)
                Assets

CURRENT ASSETS
  Cash and cash equivalents                          $   882    $    222
  Accounts receivable, and due from factor
   net of allowance for uncollectible accounts
   of $311 (2003) and $383(2002)                       1,895       2,737
  Inventories                                          8,297       5,710
  Prepaid expenses & other current assets                644         279
                                                     -------     -------
TOTAL CURRENT ASSETS                                  11,718       8,948
                                                     -------     -------

PROPERTY, PLAND and EQUIPMENT, net                     1,442       1,419
GOODWILL                                               4,271       4,271
INTANGIBLE ASSETS, net                                   403         487
OTHER ASSETS                                              18          18
                                                     -------     -------
TOTAL ASSETS                                        $ 17,852    $ 15,143
                                                     -------     -------
                                                     -------     -------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $ 4,696     $ 2,438
  Due to factor                                         847          --
  Due to related parties                              3,795       4,250
  Current maturities of long-term debt                  787         756
                                                    -------     -------
TOTAL  CURRENT LIABILITIES                           10,125       7,444

LONG-TERM DEBT, less current maturities               2,230       2,631

  8% Redeemable preferred stock, $0.10 par
  value: Authorized shares-5,000, 194 shares
  (2003) and 194 shares (2002)                           --          --

STOCKHOLDERS' EQUITY

  Common Stock, $0.10 par-shares, Aurhtorized
   40,000 Issued and outstanding 15,129 (2003)
   and 14,901 (2002)                                 1,517        1,491
  Additional paid-in captial                        40,954       40,343
  Accumulated deficit                              (33,719)     (33,507)
  Pomissory note-officer                              (703)        (703)
  Treasury Stock                                    (2,553)      (2,537)
  Accumulated other comprehensive loss                   1          (19)
                                                   -------      -------
TOTAL STOCKHOLDERS' EQUITY                           5,497        5,068
                                                   -------      -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 17,852     $ 15,143
                                                   -------      -------
                                                   -------      -------

  See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

                    INNOVO GROUPINC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (000's except per share data)
                               (unaudited)

                                                     Three Months Ended       Six Months Ended
                                                    05/31/03    06/01/02     05/31/03  06/01/02
                                                    --------    --------     --------  --------

NET SALES                                           $ 12,013    $  6,802     $ 23,928  $ 10,071
COST OF GOODS SOLD                                     8,557       4,457       17,162     6,813
                                                     -------     -------      -------   -------
  Gross profit                                         3,456       2,345        6,766     3,258

OPERATING EXPENSES
  Selling, general and administrative                  3,694       1,959        6,532     3,195
  Depreciation and amortization                           85          58          164       116
                                                     -------     -------      -------   -------
                                                       3,779       2,017        6,696     3,311

INCOME (LOSS) FROM OPERATIONS                           (323)        328           70       (53)

INTEREST EXPENSE                                        (215)       (119)        (365)     (219)
OTHER INCOME (EXPENSE), net                               35          14          137        20
                                                     -------     -------      -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                       (503)        223         (158)     (252)

INCOME TAXES                                             (10)         16           53        37
                                                     -------     -------      -------   -------
NET INCOME (LOSS)                                   $   (493)   $    207     $   (211) $   (289)
                                                     -------     -------      -------   -------
                                                     -------     -------      -------   -------

NET INCOME (LOSS) PER SHARE:

  Basic                                                (0.03)       0.01        (0.01)    (0.02)
  Diluted                                              (0.03)       0.01        (0.01)    (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic                                              15,020       14,859       14,931    14,861
  Diluted                                            15,020       15,330       14,931    14,861



  See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

                    INNOVO GROUPINC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (000's except per share data)
                               (unaudited)

                                                       Six Months Ended
                                                      05/31/03  06/01/02
                                                      --------  --------

CASH FLOWS (USED IN) PROVIDED BY OPERATING           $  (1,296) $    667
                                                      --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                      (103)     (338)
Proceeds from Real Estate Investment                       853        --
Redemption of Preferred Shares                            (386)       --
                                                      --------   -------
Cash Provided by (Used In) Investing Activities            382      (338)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury Stock Acquisitions                                (16)      (35)
Repayments of Notes Payable and Long-Term Debt            (370)     (489)
Related Party Borrowings                                   500        --
Factor Borrowings                                          847        --
Proceeds from Equity Issuance                              593        --
                                                      --------   -------
Cash Provided by (Used in) Financing Activities          1,554      (524)

Effect of Exchange Rate on Cash                             20        --

NET CHANGE IN CASH AND CASH EQUIVIALENTS                   660      (195)

CASH AND CASH EQUIVALENTS, at beginning of period          222       292
                                                      --------   -------
CASH AND CASH EQIVALENTS, at end of period                 882        97
                                                      --------   -------
                                                      --------   -------

                      INNOVO GROUP INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION

 In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring and consolidating adjustments) considered necessary to present fairly the balance sheets, the results of operations and cash flows for the period reported. The accompanying unaudited condensed consolidated financial statements include the financial results of Innovo Group Inc. ("Innovo Group") and all its wholly-owned subsidiaries (collectively the "Company"). All intercompany balances have been eliminated.

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

 While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that the consolidated financial statements and footnotes be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. Operating results for the three and six month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 29, 2003.

NOTE 2 -  INVENTORY

 Inventories are  stated  at  the  lower  of  cost,  as  determined  by  the
first-in,  first-out  method,  or  market.   Inventories  consisted  of  the
following (in thousands except per share data):


                                                   5/31/03      11/30/02
                                                   ------      --------

Finished goods                                    $  7,430      $  5,741
Work in Progress                                       565            --
Raw materials                                          407            74
                                                   -------       -------
                                                     8,402         5,815
Less allowance for obsolescence and
 slow moving items                                    (105)         (105)
                                                   -------       -------
                                                  $  8,297      $  5,710
                                                   -------       -------
                                                   -------       -------

NOTE 3 - LONG-TERM DEBT

	A summary of our long-term debt follows.


                                                  5/31/03       11/30/02
                                                  -------       --------

First mortgage loan on Springfield property      $   517        $    558
Promissory note to Azteca                            695             786
Promissory note to Azteca                          1,805           2,043
                                                  ------        --------
Total long-term debt                               3,017           3,387
Less current maturities                              787             756
                                                  ------        --------
                                                 $ 2,230        $  2,631
                                                  ------        --------
                                                  ------        --------

NOTE 4-SHORT TERM DEBT

 On June 10, 2003, the Company amended its existing financing facilities with CIT Commercial Services ("CIT"), a unit of CIT Group, Inc. The Company amended the previous credit facility to remove the fixed cap of $800,000 on its inventory based line for Joe's Jeans, Inc. ("Joe's") and Innovo Azteca Apparel, Inc. ("IAA") allow for the Company can borrow against its inventory up to an amount equal to its factored receivables outstanding. As part of the refinancing, the Company's IAA subsidiary entered into an inventory based line of credit with CIT based on the same terms as Joe's. IAA did not previously have an inventory based line of credit. The factoring rate that the Company pays to CIT to factor its receivables was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate. The Company has also established a letter of credit facility with CIT whereby the Company can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided the Company has availability on its inventory line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing agreements with CIT.

NOTE 5 -- EARNINGS PER SHARE

 A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows (in thousands):

                                                  Three Months Ended      Six Months Ended
                                                 05/31/03     6/01/02    05/31/03   06/01/02
                                                 --------     -------    --------   --------

Basic EPS Computation:
Numerator                                           (493)         207        (211)      (289)
Denominator:
Weighted Average Common
 Shares outstaning                                15,020       14,859      14,931     14,861
                                                --------      -------    --------   --------
Total Shares                                      15,020       14,859      14,931     14,861
                                                --------      -------    --------   --------
Basic EPS                                       $  (0.03)     $  0.01    $  (0.01)  $  (0.02)

Diluted EPS Computation:
Numerator                                          (493)          207        (211)      (289)
Denominator:
Weighted Average Common
 Shares Outstanding                              15,020        14,859      14,931     14,861

Incremental Shares Outstanding
 from Assumed Exercise of
 Options and Warrants                                --           471          --         --
                                               --------       -------    --------   --------
Total Shares                                     15,020        15,330      14,931     14,861
                                               --------       -------    --------   --------
Diluted EPS                                    $  (0.03)      $  0.01    $  (0.01)  $  (0.02)
                                               --------       -------    --------   --------
                                               --------       -------    --------   --------

8,214,604 options and warrants were excluded from calculation of diluted EPS at May 31,2003 as they either had an exercise price in excess of the average market price of the Company's common stock during the quarter or their effect would have been anti-dilutive.
8,382,521 options and warrants at June 1, 2002 were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

NOTE 6 - EQUITY ISSUANCE

 During the second quarter ended May 31, 2003, the Company consummated two private placements of its common stock to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, resulting in net proceeds of $571,000 to the Company. The first private placement, completed on March 19, 2003 raised gross proceeds of $437,000 at $2.65 per share and the second placement completed on March 26, 2003 raised gross proceeds of $168,000 also at $2.65 per share the two private placements. Capital Wealth Management acted as the placement agent on a best efforts basis for each of the two private placements. In consideration of the services rendered by Capital Wealth Management, Capital Wealth Management was paid 7% of gross proceeds. We intend to use the proceeds from the transaction for general corporate purposes.
 The buyers of the II Shares have represented to the Company that they purchased the II Shares for their own account, with the intention of holding the II Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the II Shares. The II Shares were offered and sold to the buyers in reliance upon exemptions from registration under the 1933 Act. The buyers have represented to the Company that they are an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

 On July 1, 2003, subsequent to the end of the second quarter, the Company completed another equity private placement of its common stock resulting in net proceeds of $8,751,200. The Company issued 2,835,481 shares at $3.33 per share. As part of the transaction, the Company issued a warrant to the placement agent, Sanders, Morris Harris Group, entitling the placement agent to purchase 300,000 shares of Company common stock at $4.50 per share, with the warrant becoming exercisable on January 1, 2004. See "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements" for a further discussion of the SMH private placement transaction.

NOTE 7 - INCOME TAXES

 The Company's income tax expense for the six months ended May 31, 2003 and June 1, 2002 represents estimated state and foreign income and franchise tax expense.

NOTE 8-SUBSEQUENT EVENTS

SMH Private Placement

 On July 1, 2003, subsequent to the end of the second quarter, the company completed an equity private placement pursuant to which the Company issued 2,835,481 shares of Company common stock valued at $3.33 per shares ("SMH Shares"). The private placement resulted in net proceeds of $8,751,200 to the Company. As part of the transaction, the Company issued a warrant to the placement agent, Sanders, Morris Harris Group, entitling the placement agent to purchase 300,000 shares of Company common stock at $4.50 per share, with the warrant having a 6 month holding period from the date of issuance.

 The Company has not registered the SMH Shares and the SMH Shares will not be registered under the Federal Securities Act of 1933, as amended (the "1933 Act"), on the ground that this transaction is exempt from such registration under Section 4(2) thereof as part of an issue not involving a public offering and applicable state securities laws.

 The buyers of the SMH Shares have represented to the Company that they purchased the SMH Shares for their own account, with the intention of holding the SMH Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the SMH Shares. The SMH Shares were offered and sold to the buyers in reliance upon exemptions from registration under the 1933 Act. The buyers have represented to the Company that they are an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

Itochu Letter of Intent

 On May 19, 2003, the Company's Joe's Jeans, Inc. ("Joe's") subsidiary entered into a non-binding letter of intent with Itochu Corporation ("Itochu") of Japan pursuant to which Itochu will be granted the licensing rights for the Joe's trademark and the distribution rights for Joe's products in Japan.

 The letter of intent grants Itochu the exclusive right to import and distribute Joe's products in Japan. These imported products will be purchased directly from Joe's, with Itochu being obligated to purchase a minimum of $5.75 million of products from Joe's over the
42 month term of the agreement.   Additionally, Itochu shall have the
right to develop, produce and distribute certain apparel products bearing the Joe's mark for which Joe's will receive a royalty payment.

 As part of the transaction, Itochu has agreed to purchase the existing inventory of the Company's Japanese subsidiary Joe's Jeans Japan, Inc. ("JJJ") for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ.

 The Company will continue to operate JJJ until all operations have ceased, including the fulfillment of existing purchase orders from customers and the collection of all outstanding accounts receivables. Upon the cessation of all operating activities, the Company intends to dissolve the JJJ subsidiary. JJJ will incur additional expenses, including severance payments, professional and legal fees and other expenses assoicated with the dissolution of JJJ, of which approximately $325,000 have been recognized in the second quarter of 2003. For a more complete description of the terms of Itochu transaction reference is made to the Letter of Inent which is filed as Exhibit 10.4 to this Form 10-Q.

Blue Concepts Acquisition

 On June 10, 2003 IAA entered into a non-binding letter of intent with Azteca Production International, Inc. ("Azteca"), whereby it is contemplated that IAA will purchase certain assets of Azteca's Blue Concepts Division, which primarily designs, manufactures, and sells on a wholesale basis denim and other related apparel and products to American Eagle Outfitters, Inc. ("AEO").

 According to the terms of the non-binding letter of intent and subsequent negotiations with Azteca, IAA will purchase certain assets of Blue Concepts, including its customer lists and current purchase orders, for $21.8 million. Additionally, IAA will employ the existing employees of Blue Concepts. The Company will not be assuming any of Blue Concept's or Azteca's existing or future liabilities.

 The purchase price of $21.8 million will be payabl e through the issuance of a seven-year promissory note (the "Note"). The Note shall bear interest at 6% and shall be an interest only note during the first 24 months and then fully amortize during the remaining 5 year period.

 Under the terms of the non-binding letter of intent and subsequent negotiations with Azteca, the Company will as soon is reasonably predictable after closing the transaction call a shareholder's meeting at which the Company's shareholders shall vote upon the conversion of a portion of the Note through the issuance of 3,125,000 shares of
Company common stock valued at the greater of $4 per share or the market value of the Company's common stock at the date shareholder approval is obtained. In the event shareholder approval is obtained, the Note will be reduced to $9.3 million and the shares issued pursuant to the conversion will be non-transferable and are "locked up" until 60 days following the end of Period II (defined below) (the "Locked Up Shares").

 As provided in the non-binding letter of intent and subsequent negotiations with Azteca, in the event that the sales by the newly formed Innovo Blue Concepts ("IBC") division fall below $70 million during the first 18 month period ("Period I") following the closing of the acquisition or $65 million during the 12 month period ("Period II") following Period I, the Company has negotiated certain provisions which will allow for a reduction of the purchase price through a reduction in the principal balance of the Note and/or the return of Locked Up Shares. In the event the Note is reduced during Period I and then sales of IBC are greater that $65 million during Period II, the Note shall be increased by half of the amount greater that $65 million. In the event the principal amount of the Note needs to be reduced beyond the outstanding principal balance of such Note, then an amount of the Locked Up Shares equal to the balance of the required reduction shall be returned to the Company. For these purposes, the Locked Up Shares shall be valued at $4.00 per share. Additionally, if uring the 12 month period following the closing, AEO is no longer a customer of IAA, the Locked Up Shares will be returned to the Company, and any amount remaining on the balance of the Note will be forgiven.

 In the event the revenues of IBC decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Note and any and all Locked Up Shares shall be returned to the Company.

 As part of the transaction, IAA and Azteca will enter into a non-exclusive supply agreement for product s to be sold by IBC. In addition, IAA will pay to Sweet Sportswear, LLC, an Azteca affiliate, an amount equal to 2.5% of IAA's revenues generated as a result of sales to AEO.

 There can be no assurance that the parties will be able to enter into mutually acceptable definitive documents and close the Blue Concepts transaction.

Expansion of Board

 On July 15, 2003, the Company held a board meeting at which the Board voted to increase the number of board seats from seven to nine. The Board is currently in the process of filling the two newly created vacant seats.

NOTE 9-STOCK COMPENSATION

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


                                                          3 Months Ended      6 Months Ended
                                                        05/31/03  06/01/02  05/31/03  06/01/02
                                                        --------  --------  --------  --------

Net (loss) income as reported                           $  (493)  $    207  $   (211) $   (289)
Add:
 Stock based compensatin expense
 included in reported net income,
 net of related tax effects                                  25         22        50        44
Deduct:
 Total stock based employee
 compensation expense determined
 under fair market value based
 method for all awards, net of
 related tax effects                                        142         36       295        89
                                                       --------   --------  --------  --------
Pro forma net (loss) income                                (610)       193      (456)     (334)
                                                       --------   --------  --------  --------
                                                       --------   --------  --------  --------

Net (loss) income per share
 As reported - basic                                  $   (0.03)  $   0.01  $  (0.01) $  (0.02)
 As reported - diluted                                $   (0.03)  $   0.01  $  (0.01) $  (0.02)

 Pro forma - basic                                    $   (0.04)  $   0.01  $  (0.03) $  (0.02)
 Prof forma - diluted                                 $   (0.04)  $   0.01  $  (0.03) $  (0.02)


 The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002; expected volatility of 47% and 38%; risk-free interest rate of 5.0% and 6.0% expected lives from one to four years and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe" and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of the Company's product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including its Annual Report on Form 10-K for the yearended November 30, 2002. Readers are cautioned not to place undue reliance onthese forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statementsto reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
The following table sets forth certain statement of operations data for the years indicated (in thousands):



                                                             Six Months Ended
                                                     05/31/02    06/01/02   % Change
                                                     -------    --------   --------

Net Sales                                            $ 12,013    $  6,802        77%
Cost of Goods Sold                                      8,557       4,457        92%
                                                      -------     -------    ------
Gross Profit                                            3,456       2,345        47%

Selling, General & Administrative                       3,694       1,959        89%
Depreciation & Amortization                                85          58        47%
                                                      -------     -------    ------
Income (Loss) from Operations                            (323)        328      -198%

Interest Expense                                         (215)       (119)       81%
Other Income (Expense)                                     35          14       150%
                                                      -------     -------    ------
Income (Loss) before Income Taxes                        (503)        223      -326%

Income Taxes                                              (10)         16      -163%
                                                      -------     -------    ------
Net Income (Loss)                                     $  (493)    $   207      -338%


                                                             Six Months Ended
                                                     05/31/02    06/01/02   % Change
                                                     --------    --------   --------

Net Sales                                            $23,928     $ 10,071        138%
Cost of Goods Sold                                    17,162        6,813        152%
                                                     -------      -------     ------
Gross Profit                                           6,766        3,258        108%

Selling, General & Administrative                      6,532        3,195        104%
Depreciation & Amortization                              164          116         41%
                                                     -------      -------     ------
Income (Loss) from Operations                             70          (53)      -232%

Interest Expense                                        (365)        (219)        67%
Other Income (Expense)                                   137           20        585%
                                                     -------      -------     ------
Income (Loss) before Income Taxes                       (158)        (252)       -37%

Income Taxes                                              53           37         43%
                                                     -------      -------     ------
Net Income (Loss)                                    $  (211)     $  (289)       -27%


Comparison of Three Months Ended May 31, 2003, to Three Months Ended
June 1, 2002

Overview

 During the second quarter of 2003, compared to the second quarter of 2002, the Company increased its revenues by 77% to $12,013,000. The Company generated a net loss of $493,000 compared to a net income of $207,000 in the 2002 period. The comparative loss is the result of lower gross margins coupled with increased wages at its two consumer apparel operating subsidiaries. The increased wages are primarily a function of new employees hired to support the expansion of Joe's Jeans apparel line beyond its existing product categories and to launch three new brands within the branded division of IAA.

 During the period the Company also experienced a significant increase in legal, accounting, and other professional fees and insurance associated with the increasing size of the Company. Furthermore, the Company experienced one-time severance and professional expenses of approximately $325,000 in connection with the Itochu transaction, whereby the Company will license the Joe's Jeans brand in Japan, and the anticipated dissolution of the Joe's Jeans Japan subsidiary in the second half of 2003.

Reportable Segments

 During the three months ended May 31, 2003 and June 1, 2002, the Company operated in two segments, accessories and apparel. The accessories segment represents the Company's historical line of business as conducted by Innovo, Inc. ("Innovo"). The apparel segment is comprised of the operations of Joe's Jeans, Inc. ("Joe's") and Innovo Azteca Apparel, Inc. ("IAA"). The Company's real estate operations and corporate activities are categorized under "other." The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

The following table sets forth certain statement of operations data by segment for the periods indicated (in thousands):

Three Months Ended
   May 31, 2003              Accessories              Apparel             Other(A)            Total
                             -----------              -------             -------             -----

Net Revenues                 $     3,185             $  8,828            $     --           $12,013
Gross Profit                         799                2,657                  --             3,456
Depreciation & Amortization            7                   52                  26                85
Interest Expense                      57                  145                  13               215

Three Months Ended
   June 1, 2002              Accessories              Apparel             Other(A)            Total
                             -----------              -------             -------             -----

Net Revenues                 $    2,895               $ 3,907            $     --           $ 6,802
Gross Profit                        950                 1,395                  --             2,345
Depreciation & Amortization           2                    56                  --                58
Interest Expense                     26                    72                  21               119


Three Months Ended
 5/31/03 to 6/1/02             Accessories           Apparel             Other(A)            Total
                            $ Change % Change   $ Change % Change   $ Change % Change $ Change % Change
                             ------- --------   -------- --------    ------- -------- -------- --------

Net Revenues                $    290      10%   $  4,921     126%   $     --      N/A $  5,211      77%
Gross Profit                    (151)    (16)      1,262      90          --      N/A    1,111      47
Depreciation & Amortization        5     250          (4)     (7)         26      N/A       27      47
Interest Expense                  31     119          73     101          (8)     (38)      96      81


(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Net Revenues

 Net revenues for the three months ended May 31, 2003 increased to $12,013,000 or 77% from $6,802,000 for the three months ended June 1, 2002. During the period, the Company experienced a significant increase in sales to its private label customers in both the apparel and accessories segments. In addition the Company also experienced growth in its Joe's Jeans branded apparel and its craft products.

Accessory

 Innovo. The Company's accessory business had net revenues to $3,186,000 in the second quarter of fiscal 2003 as compared to $2,895,000 in the second quarter of fiscal 2002, representing a 10% increase. The increase is primarily a result of increased sales to private label customers, which increased from gross revenues of $640,000 in the second quarter of fiscal 2002 to gross revenues of $1,501,000 in the second quarter of fiscal 2003. Innovo also experienced an increase in revenues from its craft business and Bongo product line. Innovo's craft business increased from gross revenues of $1,284,000 in the second quarter of 2002 to $1,406,000 in the second quarter of fiscal 2003. Additionally, Innovo's Bongo gross revenues decreased to $362,000 for the second quarter of fiscal 2003 from $709,000. The decreased sales of our Bongo product line are primarily related to early shipments for back-to-school product in the second quarter a year ago.

Apparel

 Joe's. During the second quarter of fiscal 2003, Joe's net revenues increased to $2,638,000 compared to $2,452,000 in the second quarter of fiscal 2002, resulting in an increase of 8%.

 Joe's domestic sales for the current period were $1,705,000 versus with the remaining $933,000 of sales representing international sales from Joe's Japanese subsidiary, Joe's Jeans Japan, Inc. and sales to international distributors. The increase in sales s attributable to growing brand awareness and Joe's continued marketing efforts in the overseas markets. On July 14, 2003 the Company entered into a licensing and distribution agreement with Itochu Corporation of Japan granting Itochu the exclusive licensing and distribution rights for Joe's trademark and products in Japan. The Company also entered into an Asset Purchase Agreement with Itochu. For a further discussion of the Itochu transactions see "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements."

 IAA. IAA conducts is business through two divisions, its private label division which sells apparel products to private label customers and its branded division which develops branded apparel products for sale to retail customers. IAA, increased its net revenues to $6,189,000 for second quarter of fiscal 2003 compared with $1,455,000 the same quarter a year ago, representing an increase of approximately 325%. IAA's significant increase in revenues is largely attributable to an increase in sales by IAA's private label division to Target Corporation's Mossimo division. IAA's private label division's products during t he second quarter of fiscal 2003 primarily consisted of denim jeans.

 On June 10, 2003, IAA entered into a non-binding letter of intent with Azteca Production International, Inc. ("Azteca"), whereby it is contemplated that IAA will purchase certain assets of Azteca's Blue Concepts Division, which primarily designs, manufactures, and sells on a wholesale basis denim and other related apparel and products to American Eagle Outfitters ("AEO"). According to the terms of the non-binding letter of intent and subsequent negotiations, IAA will purchase certain assets of Blue Concepts, including its customer lists and current purchase orders, for $21.8 million. Additionally, IAA will employ the existing employees of Blue Concepts. The Company will not be assuming any of Blue Concept's or Azteca's existing or future liabilities. For a further discussion of the Blue Concepts transaction, see "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements."

 IAA's branded division is currently comprised of three branded product lines, Shago by Bow Wow, Fetish by Eve and Hot Wheels by Mattel. In the second quarter of 2003, IAA's branded division commenced the shipping of its Shago product line. During the second quarter the Company shipped $66,000 of Shago products to retail department stores and boutiques nationwide. It is anticipated that the Company will begin shipping the Fetish and Hot Wheels products in the fourth quarter of 2003.

Gross Margin

 The Company's gross margin decreased to 29% in the second fiscal quarter of 2003 from 35% in th e second fiscal quarter of 2002. The decline was attributable to a higher percentage of sales coming from the private label apparel segment of IAA which typically carries lower margins than the Company's other products coupled with lower margins from the Company's accessory division.

Accessory

 Innovo. Innovo's gross margin is largely a function of Innovo's product mix for the given period. Innovo's branded products have traditionally experienced higher gross margins than its craft and private label businesses. Innovo's gross margin in the second quarter of fiscal 2003 was lower than its historical gross margin average as a result of Innovo's private label and craft businesses representing a greater percentage of Innovo's total revenues than in the year ago period.

 The Company's accessory segment's gross margin decreased from approximately 33% in the second quarter of fiscal 2002 to 25% in the second quarter of fiscal 2003 resulting in an 8 percentage point decrease of which 4 percentage points are attributable to payment discounts taken by department stores and 4 percentage points are attributable to a reduction in the gross margin associated with increased private label sales. Furthermore, while distribution costs were down as a percent of sales the direct cost of goods which represents the vast majority of the total cost of goods sold increased as a percentage of sales.

Apparel

 Joe's. Joe's gross margins increased from 45% in second quarter of fiscal 2002 to 56% in second quarter of fiscal 2003. During the second quarter of fiscal 2003, Joe's cost of goods sold for its products decreased. Consequently, Joe's gross margins in second quarter of fiscal 2003 reflect the impact of this decrease in cost.

 IAA. IAA's gross margins decreased in the second quarter of fiscal 2003 to 19% from 20% in the same quarter a year ago. The majority of the decrease is attributable to slightly higher raw material costs for certain goods sold during the period.

Selling, General and Administrative Expense

 The Company's selling, general and administrative ("SG&A") expenses increased in the quarter by approximately 89% from $1,959,000 in the second quarter of fiscal 2002 to $3,694,000 in the second quarter of fiscal 2003. The increase in SG&A expenses is largely a result of an increase in expenses to support the Company's 77% revenue growth during the period, to hire personnel and establish the infrastructure needed for the future revenues expected in the second half of the year from the branded apparel division within the IAA subsidiary.

 In addition, the Company incurred approximately $325,000 of costs associated with the licensing agreement with Itochu and the severance of certain employees at the Joe's Jeans Japan subsidiary. See "Note 8-Subsequent Events in the Notes to the Consolidated Financials Statements" for a further discussion of the Itochu transactions. During the period the Company incurred a notable increase in wages, professional fees, sales samples, insurance and other expenses incurred to facilitate the Company's continued growth and launch of the branded product lines by IAA's branded division.

Accessory

 Innovo. Innovo's SG&A expenses decreased by approximately 4% to $724,000 for the three months ended May 31, 2003 compared to $757,000 for the three months ended June 1, 2002. During the quarter, wage increases of approximately 36% to $271,000 were offset by cost control efforts focused on lowering shipping costs, reducing commissions, and managing travel expenses. Of note, royalty expenses for the quarter decreased by 77% to $16,000 mainly associated with a decrease in the sale of licensed goods which require royalty payments. And Innovo's shipping costs also decreased by approximately 51% during the period as a result of Innovo's ability to pass shipping costs through to its customers.

Apparel

 Joe's. Joe's SG&A expenses increased by approximately 121% to $1,507,000 during the quarter compared to $681,000 in the quarter a year ago. Joe's wage expense increased significantly as a result of the increase in staff to support Joe's expansion of its product lines beyond its current offerings. In the aggregate, wages and commissions, which grew 35%, accounted for over 37% of Joe's SG&A. In connection with the licensing of the Joe's brand to Itochu in Japan and the expected dissolution of the Joe's Jeans Japan
("JJJ") subsidiary, in the second half of 2003, the Company incurred a certain employee severance expense of $253,000,or 17% of SG&A. See "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements" for a further discussion of the licensing and distribution agreement, and asset purchase agreement with Itochu Corporation. Excluding the severance expense and related professional fees, Joe's SG&A would have grown 74%.

 In order to continue to achieve revenue growth, the Company actively invests in marketing the Joe's brand through participation in trade shows and advertising the Joe's brand in national print publications. During the quarter, Joe's sales show and sales sample expense increased by 155% to $102,000 and its advertising expenses increased by 242% to $89,000 compared to the prior year's second quarter.

 IAA. IAA's SG&A expenses in the second quarter of fiscal 2003 increased to $764,000 from $170,000 in the quarter a year ago, representing a 349% increase. As a result of a significant increase in revenues and an increase in factored revenues as a percentage of total revenues, factoring expenses increased at a faster pace rising from $16,000 n the second fiscal quarter of 2002 to $97,000 in the second fiscal quarter of 2003. During the quarter, the Company directed additional resources towards IAA's branded division's development of the Shago product line, which began shipping at the end of the second quarter, and the Fetish and Hot Wheels branded product lines which are anticipated to begin generating revenues in the fourth quarter of fiscal 2003. As a result, wages more than doubled to $268,000. The majority of the increase in wages was due to the hiring of design, development, distribution, and other personnel for the development and launch of the branded apparel lines. For the period, IAA incurred expense of $203,000 or 27% of IAA's SG&A, for design, sales shows, samples, an d advertising related to the branded product lines.

Other

 IGI. IGI, which reflects the corporate expenses of the Company and operates under the "other" segment does not have revenues. For the second quarter of fiscal 2003, IGI's expenses, excluding interest, depreciation and amortization, increased by approximately 117% to $682,000 compared to $314,000 in the quarter a year ago. The most notable increase in expense for IGI is the increase in its professional fees, management wages, and nsurance. During the quarter, IGI's professional fee's expense increased approximately 150% to $293,000 compared to the same quarter a year ago. The increase in professional fees is largely attributable to additional legal and accounting fees. IGI's management wages increased over 174% during the quarter to $170,000 as the Company continued to hire additional personnel, including the Company's new Chief Financial Officer and Chief Operating Officer. IGI's remaining expenses did not differ materially compared to the second quarter of fiscal 2002.

 LMI.	During the quarter,  Leasall Management, Inc. ("LMI"), a  wholly-owned subsidiary of the Company, incurred $10,000 of expense in order to maintain and operate the Company's former manufacturing facility and headquarters located in Springfield, TN, which is now partially leased to third party tenants.

Depreciation and Amortization Expenses

 Depreciation and Amortization expenses for the Company increased in the three-month period ended May 31, 2003 to $85,000 from $58,000 in the prior. year period, representing an increase of 47%. The increase is primarily attributable to an increase in LMI's depreciation of the Springfield facility and the amortization of the licensing rights to the Joe's Jeans trademark acquired upon the creation of Joe's. During fiscal 2002, the Company made significant leasehold improvements to its Springfield, TN facility. As a result, depreciation of the facility increased 150% from $8,000 in the second quarter of fiscal 2002 to $20,000 in the second quarter of fiscal 2003. The remaining depreciation expense is associated with the depreciation of small operational assets such as furniture, fixtures, leasehold improvements, machinery and software.

Interest Expense

 The Company's combined interest expense for the quarter ended May 31, 2003 increased by approximately 81% to $215,000 compared to $119,000 for the quarter ended June 1, 2002. The Company's interest expense is primarily associated with its factoring and inventory lines of credit, the knit acquisition purchase note, the loan to the Company by an officer of the Company, and the note associated with the Company's former manufacturing facility and headquarters in Springfield, TN. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Accessory

 Innovo. For the three months ended May 31, 2003, Innovo's interest expense was $57,000 compared to $26,000 for the three months ended June 1, 2002. This represents interest expense incurred from borrowings under Innovo's factoring facility and increased borrowings under its inventory based line of credit. See "Managements Discussion and Analysis of
Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Apparel

 Joe's. Joe's interest expense for the three months ended May 31, 2003 was approximately $13,000 compared to $5,000 for the three months ended June 1, 2002. While Joe's typically factors fewer receivables than Innovo and IAA, Joe's borrowings against its credit facility increased in the second quarter of 2003 compared to 2002 as a result of increased borrowing on its inventory based credit line. Additionally, Joe's increase in interest expense reflects the interest expense associated with borrowing under Joe's inventory based line of credit. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.


 IAA. IAA's interest expense increased for the three months ended May 31, 2003 as a result of IAA factoring a vast majority of its receivables and then borrowing funds against these receivables. However, offsetting a portion of the increased interest expense is a decrease in the interest payments on a note issued pursuant to the acquisition and creation of the IAA subsidiary. For the three months ended May 31, 2003, IAA's interest expense increased by approximately 94% to $132,000 compared to the three months ended June 1, 2002. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Other Income

 The Company had other income net of other expenses of $35,000 in the second quarter of 2003 compared to other income net of other expenses of a $14,000 in second quarter of 2002.

 IRI. Other income for the three months ended May 31, 2003, includes $74,000 of income from a management fee that Innovo Realty, Inc. ("IRI") receives pursuant to an investment the Company made through its IRI subsidiary in the second quarter of fiscal 2002. Since the investment was not made until the second quarter of fiscal 2002, there was not income affiliated with IRI for the second quarter of fiscal 2002.

 Additionally, the Company had $20,000 of other income from IGI. Offsetting the majority of other income generated during the quarter were other expenses, the two largest being rental expenses of $20,000 from tenants who are occupying the Company's former manufacturing facility located in Springfield, TN and unrealized Japanese currency translation expense of $54,000.

Net Income

 The Company generated a net loss of $493,000 for the three months ended May 31, 2003 compared to net income of $207,000 for the three months ended June 1, 2002. The loss for the quarter versus the prior period a year ago is largely the result of increased wages at its two consumer apparel operating subsidiaries. The increased wages are primarily a function of new employees hired to support the expansion of Joe's beyond its existing denim based product lines and to launch three new brands within the branded division of IAA.

 During the period the Company experienced an increase in legal, accounting, and other professional fees and insurance expense associated with the increasing size of the Company. Furthermore, the Company experienced approximately $325,000 of expense associated with the licensing and distribution agreement and asset purchase agreement with Itochu and the anticipated dissolution of Joe's Jeans Japan in the second half of 2003 and $54,000 of expense for of currency translation expense as a result of the Company's Japanese operations.

Comparison of Six Months Ended May 31, 2003, to Six Months Ended June 1, 2002 Overview

 During the first six months of fiscal 2003, compared to the first six months of fiscal 2002, the Company's revenues increased by 138% to $23,928,000 while generating a net loss of $211,000 compared to a net loss of $289,000 in the prior year same period. All three of the Company's main operating subsidiaries experienced significant increases in revenues during the period. The decreased net loss is primarily attributable to the lower SG&A expenses as a percent of revenues in the first six months of 2003 versus the comparable period a year ago despite lower gross margins and certain one-time expenses and professional fees of approximately $325,000 associated with the Company's Joe's Jean's Japan subsidiary. See "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements" for a further discussion of the licensing and distribution agreement, and asset purchase agreemetn with Itochu Corporation.

Reportable Segments

 During the six months ended May 31, 2003  and  June 1, 2002, the  Company operated in two segments, accessories and apparel. The accessories segment represents the Company's historical line of business as conducted by Innovo. The apparel segment is comprised of the operations of Joe's and IAA. The Company's real estate operations and corporate activities are categorized under "other." The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

 The following table sets forth certain statement of operations data by segment for the periods indicated (in thousands):

Six Months Ended
   May 31, 2003              Accessories              Apparel             Other(A)            Total
                             -----------              -------             -------             -----

Net Revenues                 $     5,928             $ 18,000            $     --           $23,928
Gross Profit                       1,593                5,173                  --             6,766
Depreciation & Amortization           14                  104                  46               164
Interest Expense                      95                  248                  22               365

Six Months Ended
   June 1, 2002              Accessories              Apparel             Other(A)            Total
                             -----------              -------             -------             -----

Net Revenues                 $    4,371               $ 5,700            $     --           $10,071
Gross Profit                      1,320                 1,938                  --             3,258
Depreciation & Amortization           9                    86                  21               116
Interest Expense                     36                   150                  33               219


Six Months Ended
 5/31/03 to 6/1/02             Accessories           Apparel             Other(A)            Total
                            $ Change % Change   $ Change % Change   $ Change % Change $ Change % Change
                             ------- --------   -------- --------    ------- -------- -------- --------

Net Revenues                $  1,557      36%   $ 12,300     216%   $     --      N/A $ 13,857     138%
Gross Profit                     273      21       3,235     167          --      N/A    3,508     108
Depreciation & Amortization        5      56          18      21          25      119       48      41
Interest Expense                  59     164          98      65         (11)     (33)     146      67


(A) Other includes corporate expenses and assets and expenses related to real estate operations.


Net Revenues

 Net revenues for the six months ended May 31, 2003 increased to $23,928,000 or 138% from $10,071,000 for the six months ended June 1, 2002. During the period, the Company experienced a significant increase in sales from its three main operating subsidiaries.

Accessory

 Innovo. Innovo increased its net revenues to $5,928,000 in the first six months of fiscal 2003 compared to $4,371,000 in the first six months of fiscal 2002, representing a 36% increase. The increase is primarily a result of increased sales to private label customers, which increased from gross revenues of $743,000 in the first six months of fiscal 2002 to gross revenues of $2,339,000 in the first six months of fiscal 2003. Innovo also experienced an increase in revenues from its craft business and Bongo product line. Innovo's craft business increased from gross revenues of $2,378,000 in the first six months of 2002 to $2,884,000 in the first six months of fiscal 2003. Innovo's Bongo gross revenues decreased to $781,000 for the first six months of fiscal 2003 from $1,021,000 in the year ago period due to timing of back-to-school sales that shipped early in the period a year ago.

Apparel

 Joe's.   During  the first  six  months  of  fiscal 2003, Joe's net  revenues increased to $4,766,000 compared to $3,443,000 in the first six months of fiscal 2002, resulting in an increase of 38%.

 During the first six months of fiscal 2003, Joe's domestic sale s were $3,575,000 an increase of 16% versus $3,079,000 in the year ago period. The increase was primarily attributable to demand for Joe's brand despite a weaker market in general for denim. Sales from international markets such as Joe's Japanese subsidiary, Joe's Jeans Japan, Inc. and sales to international distributors were $1,191,000 for the six month period ended May 31, 2003 representing an increase of 227% from the $364,000 in sales generated in the six month period ended June 1, 2002. Joe's is growing brand awareness and sales in the international markets through continued marketing efforts overseas, Furthermore, in an effort to continue to grow its share of the domestic and international markets, Joe's plans to increase the size of its apparel line to include different fabrics across additional categories as a complement to its denim pants.

 IAA. IAA, which is comprised of a private label and branded division, increased its net revenues to $13,233,000 for the first six months of fiscal 2003 compared with $2,257,000 the same quarter a year ago, representing an increase of approximately 486%. IAA's significant increase in revenues is largely attributable to an increase in sales to Target Corporation's Mossimo division and other private label accounts.


 On May 10, 2003, the Company, through its IAA's private label d ivision, entered into a letter of intent with Azteca Product ional International, Inc. ("Azteca"), whereby it is contemplated that the Company will purchase certain assets of Azteca's Blue Concepts Division. According to the terms of the non-binding letter of intent, IAA will purchase certain assets of Blue Concepts, including its customer lists and current purchase orders, for $21.8 million. Additionally, IAA will employ the existing employees of Blue Concepts. The Company will not be assuming any of Blue Concept's or Azteca's existing or future liabilities. For a further discussion of the Blue Concepts transaction, see "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements."

 IAA's branded division is currently comprised of three branded product lines, Shago by Bow Wow, Fetish by Eve and Hot Wheels by Mattel. In the second quarter of 2003, IAA's branded division commenced the shipping of its Shago product line. During the second quarter the Company shipped $66,000 of Shago products to retail departments and boutiques nationwide. It is anticipated that the Company will begin shipping the Fetish and Hot Wheels products in the fourth quarter of 2003.

Gross Margin

 The Company's gross margin decreased from 32% in the second fiscal quarter of 2002 to 28% in the second fiscal quarter of 2003. The decline was attributable to a higher percentage of sales coming from the private label apparel segment, which typically carries lower margins than the Company's other products and reduced margins in the accessory segment.

Accessory

 Innovo. The Company's accessory segment's gross margin decreased from approximately 30% in the first six months of fiscal 2002 to 27% in the first six months of fiscal 2003. The 3% decrease was attributable to extraordinary payment discounts taken by department stores and a reduction in the gross margin associated with increased private label sales. Furthermore, while distribution costs were down as a percent of sales during the period, the direct cost of goods which represents the vast majority of the total cost of goods sold increased as a percent of sales

Apparel

 Joe's. Joe's gross margins increased from 44% in the first six months of fiscal 2002 to 58% in the irst six months of fiscal 2003. During the first six months of fiscal 2003, Joe's cost of goods sold for its products decreased. Consequently, Joe's gross margins in the first six months of fiscal 2003 reflect the impact of this decrease in cost.

 IAA. IAA's gross margins decreased in the first six months of fiscal 2003 to 18% from 20% in the same quarter a year ago. The majority of the decrease is attributable to higher costs for certain goods sold during the period.

Selling, General and Administrative Expense

 The Company's selling, general and administrative ("SG&A") expenses increased in the quarter by approximately 104% from $3,195,000 in the first six months of fiscal 2002 to $6,532,000 in the first six months of fiscal 2003. The increase in SG&A expenses is largely a result of an increase in expenses to support the Company's revenue growth during the period, the increase in personnel to support the launch of branded apparel products in the second half of 2003, and costs associated with the licensing of the Joe's Jeans brand in Japan and the anticipated dissolution of the Joe's Jeans Japan subsidiary.

Accessory

 Innovo. Innovo's SG&A expenses increased by approximately 22% to $1,455,000 for the six months ended May 31, 2003 compared to $1,197,000 for the six months ended June 1, 2002. Innovo's increase in SG&A expenses is largely attributable to expenses which were necessary to support or associated with Innovo's 36% increase in revenues. During the period, Innovo's wages increased by approximately 51% to $536,000 as a result of staff members the Company added at its headquarters in Knoxville, TN and to its showroom in New York City during the second half of fiscal 2002. Additionally, Innovo's wages increased from the addition of employees at Innovo's sourcing office in Hong Kong.

Apparel

 Joe's. Joe's SG&A expenses increased by approximately 155% to $2,738,000 during the quarter compared to $1,075,000 in the quarter a year ago. Joe's wage expense increased significantly as a result of the employee increase to support Joe's growth and certain severance payment and professional fees in connection with the licensing of the Joe's brand to Itochu in Japan and the anticipated dissolution of the Joe's Jeans Japan subsidiary in the second half of 2003. In the aggregate, wages and commissions, which grew 71%, accounted for over 39% of Joe's SG&A. Excluding the severance payment and related expenses, Joe's SG&A expense would have been $2,413,000 a 124% increase.

 In order to continue to achieve revenue growth, the Company actively invests in marketing the Joe's brand through participation in trade shows and advertising the Joe's brand in national print publications. During the first six months of fiscal 2003, Joe's sales show and sales sample expense increased by 160% to $229,000 and its advertising expenses increased by 178% to $217,000 compared to the prior year's the first six months. In response to sales growth, Joe's factoring expense increased 111% to $40,000 in the first six months due to an increase in the number of receivables Joe's factored. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" for a further discussion of the f actoring agreement between Joe's and the CIT Group, Inc.

 IAA. IAA's SG&A expenses in the first six months of fiscal 2003 increased to $1,176,000 from $277,000 in the period a year ago, representing a 325% increase. SG&A grew more slowly than revenues despite increased cost associated with the branded apparel lines launch. During the period, the Company directed additional resources towards the development of three branded product lines, which are anticipated to begin generating material revenues in the second half of fiscal 2003. Wages during the period increased 66% to $387,000 from $233,000 with the vast majority of the increase occurring in the second quarter of fiscal 2003. For the period, IAA incurred expenses of $333,000 or 28% of IAA's SG&A, for design, sales shows, samples, and advertising related to the branded product lines.

Other

 IGI. IGI, which reflects the corporate expenses of the Company and operates under the "other" segment does not have revenues. For the first six months of fiscal 2003, IGI's expenses, excluding interest, depreciation and amortization, increased by approximately 87% to $1,138,000 compared to $609,000 in the same period a year ago. The most notable increase in expense for IGI is the increase in its professional fees and management wages. During the six month period, IGI's professional fee's expense increased approximately 143% compared to the same period a year ago. The increase in professional fees is largely attributable to additional legal and accounting fees. IGI's management wages increased over 141% during the six month period to $280,000 as the Company continues to hire additional personnel to support the Company's growth and development, including the addition of the Company's new Chief Financial Officer and Chief Operating Officer. IGI's remaining expenses did not differ materially compared to the first six months of fiscal 2002.

 LMI.	During the quarter,  Leasall Management, Inc.  ("LMI"), a  wholly-
owned subsidiary of the Company, incurred $19,000 of expense in order to maintain and operate the Company's former manufacturing facility and headquarters located in Springfield, TN, which is now partially leased to third party tenants.

Depreciation and Amortization Expenses

 Depreciation and Amortization expenses for the Company increased in the six-month period ended May 31, 2003 to $164,000 from $116,000 in the prior year period, representing an increase of 41%. The increase is primarily attributable to an increase in LMI's depreciation of the Springfield facility and the amortization of the licensing rights to the Joe's Jeans trademark acquired upon the creation of Joe's. During fiscal 2002, the Company made significant leasehold improvements to its Springfield, TN facility. As a result, depreciation of the facility increased 147% from $15,000 in the first six months of fiscal 2002 to $37,000 in the first six months of fiscal 2003. The remaining depreciation expense is associated with the depreciation of small operational assets such as furniture, fixtures, leasehold improvements, machinery and software.

Interest Expense

 The Company's combined interest expense for the six months ended May 31, 2003 increased by approximately 67% to $365,000 compared to $219,000 for the six months ended June 1, 2002. The Company's interest expense is primarily associated with its factoring and inventory lines of credit, the knit acquisition purchase note, the loan to the Company by an officer of the Company, and the note associated with the Company's former manufacturing facility and headquarters in Springfield, TN. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Accessory

 Innovo. For the six months ended May 31, 2003, Innovo's interest expense was $95,000 compared to $36,000 for the six months ended June 1, 2002. This represents interest expense incurred from borrowings under Innovo's factoring facility and inventory based line of credit. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Apparel

 Joe's. Joe's interest expense for the six months ended May 31, 2003 was approximately $29,000 compared to $9,000 for the six months ended June 1, 2002. While Joe's typically factors fewer receivables than Innovo and IAA, with the significant increase n revenues, Joe's borrowings against its factoring facility increased significantly in the first six months of 2003 compared to 2002. Additionally, Joe's increase in interest expense reflects the interest expense associated with borrowing under Joe's inventory based line of credit. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a further discussion of these financing arrangements.


 IAA. IAA's interest expense increased for the six months ended May 31, 2003 as a result of IAA factoring a vast majority of its receivables and then borrowing funds against these receivables. However, offsetting a portion of the increased interest expense is a decrease in the interest payments on a note issued pursuant to the acquisition and creation of the IAA subsidiary. For the six months ended May 31, 2003, IAA's interest expense increased by approximately 55% to $219,000 compared to the six months ended June 1, 2002.

Other Income

 The Company had other income net of expenses of $136,000 in the first six months of 2003 compared to other income net of expenses of a $19,000 in the first six months of 2002.

 IRI. The increase in other income for the six months ended March 1, 2003, is largely attributable to $159,000 of income from a management fee that Innovo Realty, Inc. ("IRI") receives pursuant to an investment the Company made through its newly formed IRI subsidiary in the first six months of fiscal 2002, thus there was not other income affiliated with IRI for the first six months of fiscal 2002 since the investment was not made until the first six months of 2002.

Net Income (Loss)

 The Company generated a net loss of $211,000 for the six months ended May 31, 2003 compared to a net loss of $289,000 for the six months ended June 1, 2002. The decreased net loss is primarily attributable to the lower SG&A as a percent of revenues in the first six months of 2003 versus the comparable period a year ago despite lower gross margins and a one-time severance payment and professional fees associated with the Company's Japanese operations of approximately $325,000.

Liquidity and Capital Resources

 The Company's primary sources of liquidity are cash flows from operations, trade payables credit from vendors and related parties and borrowings from the factoring of accounts receivables and borrowing against inventory.

 Cash used for operating activities during the six months ended May 31, 2003 was $1,296,000 compared to cash provided by operating activities of $667,000 during the six months ended June 1, 2002. During the period, cash generated from the reduction of receivables that the Company did not factor with CIT was offset by an increase in inventory and a decrease in related party payables and an increase in prepaid expenses resulting in a net use of cash for operating activities of $1,296,000. Cash used in operating activities combined with cash generated by investing activities, cash generated through a related party borrowing of $500,000, proceeds from an equity issuance of $593,000 and borrowings under the Company's asset backed line of credit resulted in a $660,000 increase in cash during the period.

 The Company is dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs. From time to time, the Company has obtained short-term working capital loans from senior members of management and from members of the Board of Directors, and conducted equity financing through private placements.

 The Company relied on the following primary sources to fund operations during the second quarter of fiscal 2003:

- A financing and inventory based line of credit agreements with CIT Commercial Services, a unit of CIT Group, Inc. ("CIT")
- Cash balances- Trade payables credit with its domestic and international suppliers
- Trade payables credit from related parties
- Two equity financings through private placements

 On June 1, 2000, the Company, through its three main operating subsidiaries, Joe's, Innovo, and IAA, entered into a financing agreement with CIT for the factoring of the Company's accounts receivables. Pursuant to the terms of the agreements the Company, at its option, can sell its accounts receivables to CIT and then borrow up to 85% of the amount factored against the receivables on a non-recourse basis, provided that CIT approves the receivables in advance. The Company may at its option also factor non-approved receivables on a recourse basis. The Company continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. The agreements called for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% on funds borrowed against the factored receivables or 6.5% per annum.

 In August 2002, Joe's and Innovo amended their factoring agreements with CIT to include an inventory based line of credits for Joe's and Innovo. According to the terms of the agreements, amounts loaned against inventory were to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum. Under these agreements, the Company was restricted in regards to how much CIT will loan against the inventory. The restrictions limited the amount Joe's and Innovo could borrow against its inventory at $400,000 for each subsidiary.

 On June 10, 2003, the Company amended its existing financing facilities with CIT. The Company amended the previous credit facility to remove the fixed caps on its inventory based line for Joe's and Innovo allowing the Company to borrow against its inventory up to an amount equal to its eligible receivables. As part of the refinancing, the Company's IAA subsidiary entered into an inventory based line of credit with CIT based on the same terms as Joe's and Innovo since IAA did not previously have an inventory based line of credit. Additionally, the factoring rate that the Company pays to CIT for factoring its receivables was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate. The Company has also established a letter of credit facility with CIT.

 Based on the Company's anticipated internal growth in 2003, the Company believes that it has the working capital resources necessary to meet the operational needs associated with such growth. During and subsequent to the second quarter, the Company raised additional working capital through equity financing. The Company believes that with the equity financing and the amended financing agreements with CIT, it has addressed its short-term working capital needs. See "Management's Discussion and Analysis on Financial Results and Operational Conditions- -Equity Financing."

 However, if the Company continues to grow at its current rate and due to the seasonality of the Company's business, the Company believes that it might be necessary to obtain additional working capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations. The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

Equity Financing

 During the second quarter ended May 31, 2003, the Company consummated two private placements resulting in net proceeds of $571,000. The first private placement, completed on March 19, 2003 raised gross proceeds of $437,000 at $2.65 per share and the second placement executed on March 26, 2003 raised gross proceeds of $168,000 also at $2.65 per share. In aggregate the Company issued 228,500 shares as a result of the two private placements. See Item 2 for further information on these two private placements.

 On July 1, 2003, subsequent to the end of the second quarter, the Company completed another equity private placement of its common stock resulting in net proceeds of $8,751,200. The Company issued 2,835,481 shares at $3.33 per share. As part of the transaction, the Company issued a warrant to the placement agent, Sanders, Morris Harris Group, entitling the placement agent to purchase 300,000 shares of Company common stock at $4.50 per share, with the warrant becoming exercisable on January 1, 2004. See "Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements" for a further discussion of the SMH private placement transaction.

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

 On June 10, 2003, the Company amended its financing agreements with CIT. At end of the second quarter, the Company had a loan balance with CIT of $5,655,000 of which $4,691,000 was collateralized against non recourse factored receivables.The remaining balance was collateralized by the Company's inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for further discussion of the Company's financing agreement with CIT.

Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                  5/31/03    11/30/02
                                                  -------    --------

First mortgage loan on Springfield property       $   517    $   558
Promissory note to Azteca                             695        786
Promissory note to Azteca                           1,805      2,043
                                                  -------    -------
Total long-term debt                                3,017      3,387
Less current maturities                               787        756
                                                  -------    -------
                                                  $ 2,230    $ 2,631
                                                  -------    -------
                                                  -------    -------


 The first mortgage loan, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, TN (with a carrying value of $1,186,000 at May 31, 2003), and by an assignment of key-man life insurance on the President of the Company, Pat Anderson, in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2010. The loan is also guaranteed by the Small Business Administration ("SBA"). In exchange for the SBA guarantee, the Company, Innovo, Nasco Products International, Inc., a wholly-owned subsidiary of the Company, and the President of the Company, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

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

 The   following   table   sets   forth  the  Company's  contractual
obligations and commercial commitments as of May  31, 2003:




CONTRACTUAL
OBLIGATIONS                                     Payments Due by Period
                                  Total       Less than     1-3 years    4-5     After 5
                                                1 year                  years      years

Long Term Debt                  3,016,978       385,949     1,699,938    844,228   86,863
Operating Leases                  593,228        69,135       238,616    285,478
Other Long Term
 Obligations-Minimum
 Royalties                      3,624,611       257,000     2,302,278  1,065,333


Licenses

 On July 14, 2003, Joe's consummated a licensing and distribution agreement with Itochu Corporation ("Itochu") of Japan pursuant to which Itochu has been granted the licensing and distribution rights for the Joe's trademark and Joe's products in the Japanese marketplace. See "See Note 8-Subsequent Events in the Notes to the Consolidated Financial Statements" for a further discussion of the Itochu licensing and distribution agreement.

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

Shipping and Handling Costs

 The Company has outsourced some of its distribution needs to the Commerce Investment Group, an affiliated company. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases the Company is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $254,000 and $288,000 for the three months ended May 31, 2003 and June 1, 2002, respectively. For the six months ended May 31, 2003 and June 1, 2002, shipping and handling costs were approximately $459,000 and $438,000, respectively.

Accounts Receivable-Allowance for Returns, Discounts and Bad
Debts

 The Company evaluates its ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors.In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and charge-backs based on the Company's historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due us could be reduced by a material amount.

 As of May 31, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $311,000 compared to $383,000 at November 30, 2002.

Inventory

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

 When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management.
No impairment indicators existed as of May 31, 2003.

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

Contingencies

 The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of theCompany's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate.

New Accounting Pronouncements

 In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard sets forth the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard is effective for the Company's fiscal year 2003. The adoption did not have a material effect on the Company.
The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

 In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrections." This
Statement rescinds or modifies existing authoritative pronouncements including FASB Statement No. 4 "Reporting
Gains and Losses from Extinguishment of Debt." As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 did not have a material impact on the interim financial statements of the Company.

 In June 2002, the FASB issued Statement of Financial
Accounting Standards No. 146, Accounting for Costs
Associated with Exit or Disposal Activities (Statement
No. 146). Under Statement No. 146, it addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
Issues Task Force (EITF) Issue No. 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted
Statement No. 146 in the first quarter of 2003 with no material effect on its results of operations, financial position or cash flows.

 In December 2002, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
No. 148 "Accounting for Stock-Based Compensation-ransition and Disclosure" (SFAS 148), which amends SFAS
No. 123, "Accounting for Stock-Based Compensation". Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not change its method of accounting for stock-based employee compensation and has provided the new disclosure beginning with its quarterly report for the period ended May 31, 2003.

 In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company does not believe it has any variable interest entities that will require consolidation.

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


                            PART II: OTHER INFORMATION

                           ITEM 2. CHANGES IN SECURITIES

 During the second quarter ended May 31, 2003, the Company consummated two private placements of its common stock to a limited number of "accredited investors" pursuant to Rule
506 of Regulation D under the Securities Act of 1933, as amended, resulting in net proceeds of $571,000 to the Company. The first private placement, completed on March 19, 2003 raised gross proceeds of $437,000 at $2.65 per share and the second placement completed on March 26, 2003 raised gross proceeds of $168,000 also at $2.65 per share. In aggregate the Company issued 228,500 shares ("II Shares") as a result of the two private placements. Capital Wealth Management acted as the placement agent on a best efforts basis for each of the two private placements. In consideration of the services rendered by Capital Wealth Management, Capital Wealth Management was paid 7% of gross proceeds. We intend to use the proceeds from the transaction for general corporate purposes.

 The buyers of the II Shares have represented to the Company that they purchased the II Shares for their own account, with the intention of holding the II Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the II Shares. The II Shares were offered and sold to the buyers in reliance upon exemptions from registration under the 1933 Act. The buyers have represented to the Company that they are an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On May 22, 2003, the Company held its 2002 Annual Shareholders Meeting. At the meeting there were three items of business brought before the shareholders. The first item voted upon was the election of seven directors to serve on the Board of Directors until the next annual meeting of stockholders. All nominated Directors were re-elected for one (1) year terms with the following totals:


                                For               Withheld
Director                   %      Shares         %      Shares
--------                   -      ------         -      ------
Sam Furrow               100%     14,312,543     0%     10,354
Pat Anderson             100%     14,312,543     0%     10,354
Jay Furrow               100%     14,312,543     0%     10,354
Daniel Page               82%     11,760,991    18%  2,561,906
Marc B. Crossman         100%     14,314,643     0%      8,254
Dr. John Looney          100%     14,314,643     0%      8,254
Suhail Rizvi             100%     14,313,793     0%      9,104

 The second item brought before the shareholders was to approve the 2000 Employee Stock Plan Amendments to increase the aggregate number of shares of the Company's Common Stock that may be issued under the 2000 Employee Stock Incentive Plan by 2,000,000 shares from 1,000,000 to 3,000,000 shares and to increase the maximum number of shares of the Company's Common Stock that may be granted to an individual during any calendar year from 500,000 shares to 1,250,000 shares. The vote totals on the second proposal were as follows: 8,321,655 in favor of, 465,629 against, 1,948,523 abstaining and 3,587,090 not voted.

                           %         Shrares
                          ---        -------

For                       58.1%      8,321,655
Against                    3.3%        465,629
Abstaining                13.6%      1,948,523
Not Voted                 25.0%      3,587,090


 The third and final item of business to be brought forth for shareholder approval was the appointment of Ernst & Young, LLP as the independent auditors for the fiscal year ending November 30, 2003. The votes totals on the third proposal were as follows: 14,296,486 in favor of, 20,799 against and 5,612 abstaining.

                           %         Shrares
                          ---        -------

For                       99.8%     14,296,486
Against                    0.1%         20,799
Abstaining                 0.0%          5,612


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.  The following exhibit is filed herewith.

Exhibit No.	   Description

4.1           Stock Purchase and Subscription Agreement Form for
              Private Placements completed on March 19, 2003 and
              March 26, 2003 (filed herewith).

4.2           Private Placement Agreement between Innovo Group
              Inc. and Sanders Morris Harris, Inc. dated June3
              23, 2003 (filed herewith).

4.3           Common Stock Purchase Warrant Agreement between
              Innovo Group Inc. and Sanders Morris Harris, Inc.
              dated June 30, 2003 (filed herewith).

4.4           Registration Rights Agreement between Innovo Group
              Inc. and Purchasers dated June 30, 2003 (filed herewith).

10.1          Supply Agreement by and between Innovo Group Inc.
              and Commerce Investment Group, LLP dated August
              11, 2000 (filed herewith).

10.2          Distribution Agreement by and between Innovo
              Group Inc. and Commerce Investment Group, LLP dated August 11, 2000 (filed herewith).

10.3          License Agreement between Innovo, Inc. and
              Michael Caruso & Company, Inc. dated
              March 26, 2001 and Amendment Letter dated
              July 26, 2002 (filed herewith).

10.4          Letter of Intent between Joe's
              Jeans Japan, Inc., Joe's Jeans, Inc.
              and Itochu Corporation
              dated May 19, 2003 (filed herewith).

10.5          Letter of Intent for Purchase of the
              Assets of the Blue Concepts Division of
              Azteca Productions International, Inc.
              between Innovo Azteca Apparel, Inc. and
              Azteca Productions International Inc.
              dated June 10, 2003 (filed herewith).

10.6 Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans, Inc.
              and CIT Commercial Services dated April 23,
              2003 (filed herewith).

10.7 Amendment to Factoring Agreement originally dated September 10, 2001 between Innovo Azteca
              Apparel, Inc. and CIT Commercial Services dated
              April 23, 2003 (filed herewith).

10.8          Amendment to Factoring Agreement originally dated
              June 1, 2001 between Innovo, Inc. and CIT Commercial Services dated April 23, 2003 (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 90 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K


Date  			Purpose

July 15, 2003   To report a press release dated July 15, 2003
                announcing the Company's earnings for the third quarter ended May 31, 2003.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INNOVO GROUP INC.

Dated: July 15, 2003		By: /s/ Samuel Joseph Furrow, Jr.
      --------------             ------------------------------
         				   Samuel Joseph Furrow, Jr.,
				         Chief Executive Officer


Dated: July 15, 2003		By: /s/ Marc B. Crossman
      --------------             ---------------------
         				   Marc Barry Crossman,
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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

Date: July 15, 2003
						/s/ Samuel Joseph Furrow, Jr
                                    ----------------------------
						Samuel Joseph Furrow, Jr.
						Chief Executive Officer

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

Date: July 15, 2003
						/s/ Marc B. Crossman
                                    --------------------
						Marc B. Crossman
						Chief Financial Officer

Exhibit Index

Exhibit No.				Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99.1

Certification of Chief Executive Officer of Innovo Group Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended May 31,
2003 of Innovo Group Inc. (the "Issuer").

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

Dated:  July 15, 2003

							/s/ Samuel Joseph Furrow, Jr
                                          ----------------------------
							Name: Samuel Joseph Furrow, Jr.





Exhibit No. 99.2

Certification of Chief Financial Officer of Innovo Group Inc.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended May 31, 2003 of Innovo Group Inc. (the "Issuer").

I, Marc B. Crossman, the Chief Financial Officer of Issuer certify that to the best of my knowledge:

(i)  	the Form 10-Q fully complies with the requirements of section
13(a) or section 15(d) of the Securities Exchange Act of 1934
(15 U.S.C. 78m(a) or 78o(d)); and

(ii) 	the information contained in the Form 10-Q fairly presents,
in all material respects, the financial condition and results of operations of the Issuer.

Dated:  July 15, 2003

							/s/ Marc B. Crossman
                                          --------------------
							Name: Marc B. Crossman