Form 10-Q
period 2003-08-30
INNOVO GROUP INC
filed 2003-10-14
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 2003
                         Commission file number: 0-18926

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of October 14, 2003, there were 21,158,308 shares of the issuer's only class of common stock outstanding.

                                INNOVO GROUP INC.
                          Quarterly Report on Form 10-Q

                                                                                 Page
                                                                                 ----
PART I.    Financial Information

  Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets
               August 30, 2003 (unaudited) and November 30, 2002                 1

             Consolidated Condensed Statements of Operations
               For the three months ended August 30, 2003 and  August 31, 2002, respectively  (unaudited) and for the nine months ended August
               30, 2003 and August 31, 2002, respectively (unaudited)            2

             Consolidated Condensed Statements of Cash Flows
               For the nine months ended August 30, 2003
               and August 31, 2002, respectively (unaudited)                     3

             Notes to Consolidated Condensed Financial Statements (unaudited)    4

           Management's Discussion and Analysis of Financial
  Item 2.   Condition and Results of Operations                                  12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk            36

  Item 4.  Controls and Procedures                                               37

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                     37

  Item 2.  Changes in Securities                                                 38

  Item 3.  Defaults Upon Senior Securities                                       38

  Item 4.  Submission of Matters to a Vote of Security Holders                   38

  Item 5.  Other Information                                                     38

  Item 6.  Exhibit and Reports on Form 8-K                                       38

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        INNOVO GROUP INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands except for share data)

                                                                       08/30/03      11/30/02
                                                                      -----------    ---------
                                                                      (unaudited)    (audited)
                                  ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                        $   2,410     $     222
      Accounts receivable and due from factor, net of allowance for
      uncollectible accounts of $425 (2003) and $383 (2002)                2,818         2,737
      Inventories                                                          6,937         5,710
      Prepaid expenses & other current assets                              1,260           279
                                                                       ---------     ---------
TOTAL CURRENT ASSETS                                                      13,425         8,948
                                                                       ---------     ---------

PROPERTY, PLANT and EQUIPMENT, net                                         1,761         1,419
GOODWILL                                                                  14,501         4,271
INTANGIBLE ASSETS, NET                                                    11,384           487
OTHER ASSETS                                                                  19            18
                                                                       ---------     ---------

TOTAL ASSETS                                                           $  41,090     $  15,143
                                                                       =========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and  accrued expenses                           $   2,947     $   2,438
      Due to related parties                                               1,000         4,250
      Current maturities of long-term debt                                   802           756
                                                                       ---------     ---------
TOTAL CURRENT LIABILITIES                                                  4,749         7,444

LONG-TERM DEBT, less current maturities                                   23,817         2,631

8% Redeemable preferred stock, $0.10 par value: Authorized shares-
5,000, 194 shares (2003) and 194 shares (2002) issued & outstanding           --            --
STOCKHOLDERS' EQUITY
      Common stock, $0.10 par - shares, Authorized 40,000
      Issued and outstanding 18,232 (2003), and 14,901 (2002)             18,232        14,901
      Additional paid-in capital                                          50,009        40,343
      Accumulated deficit                                                (36,031)      (33,507)
      Promissory note-officer                                               (703)         (703)
      Treasury stock                                                      (2,565)       (2,537)
      Accumulated other comprehensive loss                                   (10)          (19)
                                                                       ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                                28,932        18,478
                                                                       ---------     ---------

                TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $  57,498     $  28,553
                                                                       =========     =========

      See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                               Three Months Ended         Nine Months Ended
                                              08/30/03     08/31/02     08/30/03     08/31/02
                                              --------     --------     --------     --------
NET REVENUES                                  $ 21,906     $ 10,148     $ 45,834     $ 20,219
COST OF GOODS SOLD                              18,013        6,904       35,275       13,869
                                              --------     --------     --------     --------
       Gross profit                              3,893        3,244       10,559        6,350

OPERATING EXPENSES
       Selling, general and administrative       5,228        2,174       11,659        5,218
       Depreciation and amortization               723           62          887          178
                                              --------     --------     --------     --------
                                                 5,951        2,236       12,546        5,396

INCOME (LOSS) FROM OPERATIONS                   (2,058)       1,008       (1,987)         954

INTEREST EXPENSE                                  (403)        (164)        (770)        (382)
OTHER INCOME                                       197           95          371          143
OTHER EXPENSE                                      (24)          (7)         (62)         (36)
                                              --------     --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES               (2,288)         932       (2,448)         679

INCOME TAXES                                        24          112           76          148
                                              --------     --------     --------     --------

NET INCOME (LOSS)                             $ (2,312)    $    820     $ (2,524)    $    531
                                              ========     ========     ========     ========

NET INCOME (LOSS) PER SHARE:
       Basic                                  $  (0.14)    $   0.06     $  (0.16)    $   0.04
       Diluted                                $  (0.14)    $   0.05     $  (0.16)    $   0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                    17,076       14,854       15,646       14,858
       Diluted                                  17,076       15,630       15,646       15,274

      See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

                       INNOVO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (000's except per share data)
                                   (unaudited)

                                                           Nine Months Ended
                                                        -----------------------
                                                        8/30/2003     8/31/2002
                                                        ---------     ---------

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES   $  (7,615)    $     582
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets                              6            --
Proceeds from Investment                                      853            --
Redemption of Preferred Shares                               (368)           --
Purchases of Property, Plant & Equipment                     (530)         (387)
                                                        ---------     ---------
Cash Used in Investing Activities                             (39)         (387)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                    (28)          (44)
Payments on notes, payables and long term debt               (568)         (659)
Factor borrowings                                              --           216
Related party borrowings                                      500            --
Proceeds from issuance of stock                             9,928            --
                                                        ---------     ---------
Cash provided by (used in) financing activities             9,832          (487)

Effect of exchange rate on cash                                10            --

NET CHANGE IN CASH AND CASH EQUIVALENTS                     2,188          (292)

CASH AND CASH EQUIVALENTS, at beginning of period             222           292
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, at end of period             $   2,410     $      --
                                                        =========     =========

      See accompanying notes which are an integral part of these unaudited consolidated condensed financial statements

                       INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring and consolidating adjustments) considered necessary to present fairly the balance sheets, the results of operations and cash flows for the period reported. The accompanying unaudited condensed consolidated financial statements include the financial results of Innovo Group Inc. ("Innovo Group") and all its wholly-owned subsidiaries (collectively the "Company" or "we"). All inter-company balances have been eliminated.

      These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at November 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that the condensed consolidated financial statements and footnotes be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. Operating results for the three- and nine-month period ended August 30, 2003 are not necessarily indicative of the results that may be expected for the year ended November 29, 2003.

      During the quarter ended August 30, 2003, the Company reclassified freight charges the Company incurs to ship products to its customers from selling, general, and administrative expenses to cost of goods sold in the statement of operations for the 2002 period. This reclassification resulted in a 1 percentage point decrease in the Company's overall gross margin for the third quarter of 2002.

NOTE 2 - INVENTORY

      Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                                          08/30/03     11/30/02
                                                          --------     --------

Finished goods                                            $  5,993     $  5,741
Work in progress                                               620           --
Raw materials                                                  812           74
                                                          --------     --------
                                                          $  7,425     $  5,815
Less allowance for obsolescence and slow moving items         (488)        (105)
                                                          --------     --------
                                                          $  6,937     $  5,710
                                                          ========     ========

NOTE 3 - LONG-TERM DEBT

      A summary of our long-term debt follows (in thousands):

First mortgage loan on Springfield property                $    490     $    558
Promissory note to Azteca (Blue Concepts)                    21,800           --
Promissory note to Azteca (Knit Div. Note 1)                    647          786
Promissory note to Azteca (Knit Div. Note 2)                  1,682        2,043
                                                           --------     --------
Total long-term debt                                       $ 24,619     $  3,387
Less current maturities                                         802          756
                                                           --------     --------
                                                           $ 23,817     $  2,631
                                                           ========     ========

NOTE 4-- DUE FROM FACTOR AND SHORT TERM DEBT

      On or about June 10, 2003, the Company amended its existing financing facilities, to be effective as of April 11, 2003, with CIT Commercial Services ("CIT"), a unit of CIT Group, Inc. The Company amended the previous credit facility to remove the fixed aggregate cap of $800,000 on its inventory based line for Joe's Jeans, Inc. ("Joe's") and Innovo, Inc. ("Innovo"), wholly-owned subsidiaries of the Company, to allow for the Company to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. As part of the refinancing, the Company's wholly-owned subsidiary, Innovo Azteca Apparel, Inc. ("IAA") entered into an inventory based line of credit with CIT based on the same terms as Joe's and Innovo. IAA did not previously have an inventory based line of credit. Under the factoring arrangements, the Company may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that the Company pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate. The Company has also established a letter of credit facility with CIT whereby the Company can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided the Company has availability on its inventory line of credit. In addition, the Company also may elect to factor with CIT its receivables by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by the Company, depending upon the interest rate adjustment. The Company records its accounts receivables on the balance sheet net of receivables factored with CIT, since the factoring of receivables is non-recourse to the Company. . Further, in the event the Company's loan balance with CIT exceeds the face value of the receivables factored with CIT, the Company records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on the Company's balance sheet as "Due to Factor". The Company's loan balance as of August 30, 2003 with CIT was $5,757,000 and the Company had $6,649,000 of factored receivables with CIT as of August 30, 2003. As a result, the Company had no liability with CIT as of August 30, 2003.

NOTE 5 --EARNINGS PER SHARE

      A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands, except per share data):

                                               Three Months Ended     Nine Months Ended
                                              --------------------   --------------------
                                              08/30/03    08/31/02   08/30/03    08/31/02
                                              --------    --------   --------    --------

Basic EPS Computation:
Numerator                                       (2,312)        820     (2,524)        531
Denominator:
Weighted Average Common Shares Outstanding      17,076      14,854     15,646      14,858
                                              --------    --------   --------    --------

Total Shares                                    17,076      14,854     15,646      14,858
                                              --------    --------   --------    --------

Basic EPS                                     $  (0.14)   $   0.06   $  (0.16)   $   0.04
                                              ========    ========   ========    ========

Diluted EPS Calculation:
Numerator                                       (2,312)        820     (2,524)        531
Denominator:
Weighted Average Common Shares Outstanding      17,076      14,854     15,646      14,858
Incremental Shares Outstanding from Assumed
Exercise of Options and Warrants                    --         776         --         416
                                              --------    --------   --------    --------

Total Shares                                    17,076      15,630     15,646      15,274
                                              --------    --------   --------    --------

Diluted EPS                                   $  (0.14)   $   0.05   $  (0.16)   $   0.03
                                              ========    ========   ========    ========

9,991,000 options and warrants were excluded from calculation of diluted EPS at August 30, 2003 as they either had an exercise price in excess of the average market price of the Company's common stock during the quarter or their effect would have been ant

1,095,000 options and warrants at August 31, 2002 were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive

NOTE 6 - OTHER INCOME AND EXPENSE

      Other Income and Expense consists of the following (in thousands):

                                                 Three Months Ended    Nine Months Ended
                                                 ------------------    ------------------
                                                 8/30/03    8/31/02    8/30/03    8/31/02
                                                 -------    -------    -------    -------

Rental, real estate, and management fee income   $    93    $    94    $   269    $   126
Unrealized gain on foreign currency                  100         --         74         --
Other Items                                            4          1         28         17
                                                 -------    -------    -------    -------
Total Other Income                               $   197    $    95    $   371    $   143
                                                 =======    =======    =======    =======

Rental Expense                                   $    (8)   $    (7)   $   (52)   $   (36)
Other Items                                          (16)        --        (10)        --
                                                 -------    -------    -------    -------
Total Other Expense                              $   (24)   $    (7)   $   (62)   $   (36)
                                                 =======    =======    =======    =======

NOTE 7 - EQUITY ISSUANCES

      During the third quarter ended August 30, 2003, the Company consummated two private placements of its common stock to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), resulting in net proceeds of $9,343,075, after all commissions and expenses (including legal and accounting) to the Company. The first private placement, completed on July 1, 2003 to 34 accredited investors raised net proceeds of $8,750,922 at $3.33 per share. The Company issued 2,835,481 shares ("I Shares") as a result of the first private placement, which resulted in an 18.6% increase in our shares of common stock immediately outstanding prior to this issuance. Sanders Morris Harris, Inc. ("SMH") acted as the placement agent on a best efforts basis for the first private placement ("SMH Placement"). In consideration of the services rendered by SMH, SMH was paid 7% of the gross proceeds, plus expenses, for a total of $690,929.64, and also received a five year warrant entitling SMH to purchase 300,000 shares of common stock at $4.50 per share which becomes exercisable on January 1, 2004. The second placement was completed on August 29, 2003, and raised net proceeds of $591,875 at $3.62 per share. The Company issued 175,000 shares ("II Shares" and together with the I Shares the "I and II Shares") to 5 accredited investors as a result of the second private placement, which resulted in a 0.9% increase in our shares of common stock immediately outstanding prior to this issuance. Pacific Summit Securities ("PSS") acted as the placement agent on a best efforts basis for the second private placement ("PSS Placement"). In consideration of the services rendered by PSS, PSS was paid 6% of gross proceeds, plus expenses, for a total of $41,625, and also received a warrant entitling PSS to purchase 17,500 shares of the Company's common stock at $3.62 per share which becomes exercisable on January 1, 2004. Each of the warrants issued to SMH and PSS includes a cashless exercise option, pursuant to which the holder thereof can exercise the warrant without paying the exercise price in cash. If the holder elects to use this cashless exercise option, it will receive a fewer number our shares than it would have received if the exercise price were paid in cash. The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the applicable warrant. The Company intends to use the proceeds from the transaction for general corporate purposes.

      Each buyer of the I and II Shares represented to the Company that he or she: (i) purchased the I and II Shares for his or her own account, with the intention of holding the I and II Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the I and II Shares; and (ii) represented to the Company that he or she is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The I and II Shares were offered and sold to the buyers in reliance upon Rule 506 of Regulation D, which provides an exemption from registration under Section 4(2) of the said Act.

NOTE 8 - ITOCHU LICENSING AND DISTRIBUTION AGREEMENT

      On July 1, 2003, Joe's entered into a Master Distribution and Licensing Agreement ("Distribution and Licensing Agreement") with Itochu Corporation ("Itochu"), a Japanese corporation, pursuant to which Itochu obtained certain manufacturing, licensing, and distribution rights for apparel and accessory products using the "Joe's" and "Joe's Jeans" trademarks for a period of 42 months.

      The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe's apparel products ("Joe's Products"), including but not limited (i) a non-exclusive right to use the Joe's and Joe's Jeans marks in connection with the manufacture of certain licensed Joe's and Joe's Jeans products ("Licensed Products") throughout the world, and an exclusive right to use the Joe's and Joe's Jeans marks to manufacture the Licensed Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe's Products ("Imported Products") into Japan. These Imported Products will be purchased directly from Joe's, with Itochu being obligated to purchase a minimum of $5.75 million of Joe's Products over the term of the Agreement. Additionally, Itochu shall have the right to develop, produce and distribute certain apparel products bearing the Joe's and Joe's Jeans marks for which Joe's shall receive a global royalty payment for each contract year equal to the aggregate amount of 6% of the net sales of all bottoms for both men and women of the products license, and 5% of the net sales of all tops for both men and women of the licensed products.

      As a part of the transaction, Itochu purchased the existing first quality inventory of the Company's wholly-owned Japanese subsidiary, Joe's Jeans Japan, Inc. ("JJJ"), for approximately $1.0 million, assumed the management and operations of JJJ's showroom in Tokyo and employed certain employees of JJJ.

      The Company will continue to operate JJJ until all operations have ceased, including the fulfillment of existing purchase orders from customers and the collection of all outstanding accounts receivables. Upon the cessation of all operating activities, the Company intends to dissolve the JJJ subsidiary. However, the Company will continue to sell product in Japan through its licensing and distribution agreement with Itochu.

NOTE 9 - BLUE CONCEPTS ACQUISITION

      On July 17, 2003, our subsidiary Innovo Azteca Apparel, Inc. ("IAA") entered into an asset purchase agreement ("APA") with Azteca Production International, Inc. ("Azteca"), Hubert Guez ("Hubert Guez") and Paul Guez ("Paul Guez"), whereby IAA acquired the Blue Concepts division (the "Division") of Azteca. The Division sells primarily denim jeans to American Eagle Outfitters, Inc. ("AEO"), a national retailer. Hubert Guez and Paul Guez, substantial stockholders of the Company, together have a controlling interest in Azteca. As of October 14, 2003, Hubert Guez, Paul Guez and their affiliates beneficially own approximately 21% of the Company's common stock on a fully diluted basis.

      Pursuant to the terms of the APA, IAA paid $21.8 million for the Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all 30 of the existing employees of the Division but did not assume any of the Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year, partially convertible promissory note (the "Note"). The Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allow the Company, upon shareholder approval, to convert a portion of the Note into 3,125,000 shares of Company common stock valued at the greater of $4.00 per share or the market value of the Company's common stock at the date shareholder approval is obtained. In the event shareholder approval is obtained, the Note will be reduced to $9.3 million and the shares issued pursuant to the conversion will be subject to certain lock-up periods. In the event that sales of the Division fall below $70 million during the first 17 month period ("Period I") following the closing of the acquisition, or $65 million during the 12 month period ("Period II") following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Note and/or the return of certain locked-up shares of the Company's common stock. In the event the Note is reduced during Period I and the sales of the Division in Period II are greater than $65 million, the Note shall be increased by half of the amount greater than $65 million but in no event shall the Note be increased by an amount greater than the decrease in Period I.

      In the event the principal amount of the Note needs to be reduced beyond the outstanding principal balance of such Note, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to the Company. For these purposes, the locked-up shares shall be valued at $4.00 per share. Additionally, if during the 12-month period following the closing, AEO is no longer a customer of IAA, the locked-up shares will be returned to the Company, and any amount remaining on the balance of the Note will be forgiven.

      In the event the revenues of the Division decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Note and any and all Locked Up Shares shall be returned to the Company. In addition, IAA will pay to Sweet Sportswear, LLC, an Azteca affiliate, an amount equal to 2.5% of IAA's revenues generated as a result of sales to AEO.

      As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca ("AZT"), entered into a two-year, renewable, non-exclusive supply agreement ("Supply Agreement") for products to be sold by Division. Under the terms of the Supply Agreement, the Company has agreed to market and sell the products to be purchased from AZT the Company's customers, more particularly the customers of the Division. In addition to the customary obligations, the Supply Agreement requires that: (i) the Company shall submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) the Company shall give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT shall receive payment immediately upon receipt by the Company of invoices for its purchase orders; (iv) the Company shall have a guaranteed profit margin of 15% on a "per unit" basis; and
(v) the products to be supplied shall be subject to quality control measures by the Company and by the customer of the Division.

      The results of operations of the Division have been included in the Company's statement of operations from July 17, 2003.

      The following table shows the Company's unaudited pro forma consolidated results of operations for the three months and nine months ended August 30, 2003 and August 31, 2002 assuming the Blue Concepts acquisition had occurred at the beginning of the respective fiscal years (in thousands):

                                      Three Months Ended      Nine Months Ended
                                     08/30/03    08/31/02   08/30/03    08/31/02
                                     --------    --------   --------    --------

Net revenues                         $ 28,666    $ 41,277   $ 93,425    $ 74,660
Net income (loss)                      (1,953)      3,139       (692)      2,897

Earnings (loss) per share:
Basic                                $  (0.10)   $   0.17   $  (0.04)   $   0.16
Diluted                              $  (0.10)   $   0.17   $  (0.04)   $   0.15

      Management and the board of directors entered into the Blue Concepts acquisition for the following reasons: (i) the Company was able to enter into an acquisition with a seller with which the Company has a long-standing relationship; (ii) the Company was able to acquire a profitable business that has (x) a financial history of producing conservative profit margins with significant revenues; (iii) Blue Concepts had a strong customer relationship with AEO, (iv) the manufacturing relationships with Azteca to produce effectively and efficiently; and (v) was able to acquire the personnel and talent of a profitable business. Further, although there can be no assurance, the Division is expected to increase the Company's revenue growth and is expected to maintain positive cash flows. In the Third Quarter 2003, the Division accounted for $5,772,000, or 26% of our net revenue. Furthermore, the APA protects the Company if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million.

      The Blue Concepts acquisition was accounted for under the purchase method of accounting. Of the $21,800,000 million purchase price, $10,400,000 was recorded as an intangible asset representing the value of the customer list, $700,000 was recorded as an intangible asset representing the value of the non-compete contained in the APA, $511,000 was recorded as an intangible asset representing the gross profit of the existing purchase orders at Azteca's Blue Concepts division at the closing of the acquisition and the balance of the purchase price was booked as goodwill. The purchase price was allocated to the various assets purchased at their estimated fair values at the date of acquisition as follows:

Total preliminary purchase price:                                   $ 21,800,000

Identifiable Intangible Assets:
Value of in-house purchase orders                                   $    511,432
Customer list                                                       $ 10,400,000
Non-compete agreement                                               $    700,000
                                                                    ------------
Total identifiable intangible assets                                $ 11,611,432

Goodwill:                                                           $ 10,188,568

NOTE 10 - INCOME TAXES

      The Company's income tax expense for the nine months ended August 31, 2003 and August 31, 2002 represents estimated state and foreign income and franchise tax expense. The effective tax rate for 2003 differs from the statutory rate primarily as a result of the accrual for state and foreign taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period. For the 2002 period, the tax rate differs from the statutory rate as a result of the provision for state and foreign taxes and the use of net operating losses to offset the federal liability for which no benefit had previously been recognized.

NOTE 11 - STOCK COMPENSATION

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

                                            3 months ended           9 months ended
                                        ----------------------   ----------------------
                                         8/30/03      8/31/02     8/30/03      8/31/02
                                        ---------    ---------   ---------    ---------

Net (loss) income as reported           $  (2,312)   $     820   $  (2,524)   $     531
Add:
     Stock based compensation expense
     included in reported net income,
     net of related tax effects                25           14          76           57
Deduct:
     Total stock based comployee
     compensation expense determined
     under fair market value based
     method for all awards, net of
     related tax effects                       97           26         392          114
                                        ---------    ---------   ---------    ---------
Pro forma net (loss) income             $  (2,384)   $     808   $  (2,840)   $     474
                                        =========    =========   =========    =========

Net (loss) income per share
     As reported - basic                $   (0.14)   $    0.06   $   (0.16)   $    0.04
     As reported - diluted              $   (0.14)   $    0.05   $   (0.16)   $    0.03

     Pro forma - basic                  $   (0.16)   $    0.05   $   (0.18)   $    0.03
     Pro forma - diluted                $   (0.16)   $    0.05   $   (0.18)   $    0.03

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002; expected volatility of 47% and 38%; risk-free interest rate of 5.0% and 6.0% expected lives from one to four years and expected dividends of 0%. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12 - REPORTABLE SEGMENTS

      During fiscal 2002 and 2003, the Company operated in two segments, accessories and apparel. The accessories segment represents the Company's historical line of business as conducted by Innovo. The apparel segment is comprised of the operations of Joe's and IAA, both of which began in 2001, as a result of acquisitions of the license for Joe's and Joe's Jeans from JD Design, LLC and the Knit division from Azteca. The Company's real estate operations and corporate activities are categorized under "other". The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

The following table sets for certain financial date by segment for the periods indicated (in thousands):

      Three Months Ended
           08/30/03                       Accessories    Apparel      Other (A)        Total
                                          ----------------------------------------------------
                                                          (in thousands)
Net Revenues from External Customers       $   4,400    $  17,506     $      --     $  21,906
Gross Profit                                   1,039        2,854            --         3,893
Depreciation & Amortization                        8          689            26           723
Operating Income (Loss)                          294       (1,613)         (739)       (2,058)

      Nine Months Ended
          08/30/03                        Accessories    Apparel      Other (A)        Total
                                          ----------------------------------------------------
                                                             (in thousands)
Net Revenues from External Customers       $  10,329    $  35,505     $      --     $  45,834
Gross Profit                                   2,632        7,927            --        10,559
Depreciation & Amortization                       21          793            73           887
Operating Income (Loss)                          418         (456)       (1,950)       (1,988)
Total Assets                                  (1,055)      30,810        11,335        41,090

      Three Months Ended
           08/31/02                       Accessories    Apparel      Other (A)        Total
                                          ----------------------------------------------------
                                                             (in thousands)
Net Revenues from External Customers       $   4,890    $   5,258     $      --     $  10,148
Gross Profit                                   1,273        1,971            --         3,244
Depreciation & Amortization                        6           46            10            62
Operating Income (Loss)                          374          950          (316)        1,008

      Nine Months Ended
           08/31/02                       Accessories    Apparel      Other (A)        Total
                                          ----------------------------------------------------
                                                             (in thousands)
Net Revenues from External Customers       $   9,261    $  10,958     $      --     $  20,219
Gross Profit                                   2,489        3,860            --         6,349
Depreciation & Amortization                       15          132            31           178
Operating Income (Loss)                          509        1,428          (983)          954
Total Assets                                     142        8,231         6,022        14,395

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in this Quarterly Report on Form 10-Q, the words "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe" and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of the Company's product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including its Annual Report on Form 10-K for the year ended November 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. The Company does not undertake and specifically declines any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion provides information and analysis of our results of operations for the three and nine month periods ended August 30, 2003 and the three- and nine-month periods ended August 31, 2002, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Condensed Financial Statements included elsewhere herein.

      We completed our acquisition of the Blue Concepts division from Azteca on July 17, 2003. The results of operations of the Division are included in our operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of the Blue Concepts acquisition.

General

      Results of Operations

The following table sets forth certain statements of operations data for the years indicated (in thousands):

                                                    Three Months Ended
                                           ------------------------------------
                                           08/30/03      08/31/02      % Change
                                           --------      --------      --------
Net Revenues                               $ 21,906      $ 10,148           116%
Cost of Goods Sold                           18,013         6,904           161%
                                           --------      --------      --------
Gross Profit                                  3,893         3,244            20%

Selling, General & Administrative             5,228         2,174           140%
Depreciation & Amortization                     723            62          1066%
                                           --------      --------      --------
Income (Loss) from Operations                (2,058)        1,008          -304%

Interest Expense                               (403)         (164)          146%
Other Income (Expense)                          173            88            97%
                                           --------      --------      --------
Income (Loss) before Income Taxes            (2,288)          932          -345%

Income Taxes                                     24           112           -79%
                                           --------      --------      --------

Net Income (Loss)                          $ (2,312)     $    820          -382%


                                                    Nine Months Ended
                                           ------------------------------------
                                           08/30/03      08/31/02      % Change
                                           --------      --------      --------

Net Sales                                  $ 45,834      $ 20,219           127%
Cost of Goods Sold                           35,275        13,869           154%
                                           --------      --------      --------
Gross Profit                                 10,559         6,350            66%

Selling, General & Administrative            11,659         5,218           123%
Depreciation & Amortization                     887           178           398%
                                           --------      --------      --------
Income (Loss) from Operations                (1,987)          954          -308%

Interest Expense                               (770)         (382)          102%
Other Income (Expense)                          309           107           189%
                                           --------      --------      --------
Income (Loss) before Income Taxes            (2,448)          679          -461%

Income Taxes                                     76           148           -49%
                                           --------      --------      --------

Net Income (Loss)                          $ (2,524)     $    531          -575%

Comparison of Three Months Ended August 30, 2003 ("Third Quarter 2003") to Three Months Ended August 31, 2002 ("Third Quarter 2002")

Overview

      We increased our net revenues by $11,758,000, from $10,148,000 during the Third Quarter 2002 to $21,906,000 during the Third Quarter 2003, or an increase of 116%. Although we increased our net sales by 116%, we generated a net loss of $2,312,000 during the Third Quarter 2003 compared to net income of $820,000 during the Third Quarter 2002. The primary reasons for our $2,312,000 net loss are the following:

      o     Lower gross margins;

      o     Increased employee wages of $879,000;

      o Advertising, marketing and related costs of $628,000 incurred in order to market and launch the Shago(R) by Bow Wow and Fetish(R) by Eve;

      o Significant increases in legal, accounting, and other professional fees and insurance of $264,000; and

      o Increase in interest expense of $155,000 and depreciation and amortization costs of $589,000 associated with the acquisition of the Blue Concepts division from Azteca Production International, Inc., an affiliate of the Company.

      In connection with our discussion below of the results of our operations for the Third Quarter 2003 compared to the Third Quarter 2002 below, we explained in greater detail the reasons for the net loss incurred in the Third Quarter 2003.

Reportable Segments

      Our principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. We do not manufacture any apparel or accessory products. See "Management's Discussion & Analysis--Manufacturing, Warehousing and Distribution" for further discussion of our outsourcing of such services. We sell our products to over 1,000 different retail, distributors and private label customers around the world. Retail customers and distributors purchase finished goods directly from the Company. Retail customers then sell the products through their retail stores and distributors sell our products to retailers in the international market place. Private label customers outsource the production and sourcing of their private label products to the Company and then sell through their own distribution channels. Private label customers are generally retail chains who desire to sell apparel and accessory products under their own brand name. We work with our private label customers to create their own brand image by custom designing products. In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these private label buyers for the ability to arrange for the manufacture of apparel and accessory products on a reliable, expeditious and cost-effective basis.

      During the Third Quarter 2003 and Third Quarter 2002, the Company operated in two segments: accessories and apparel. The accessories segment represents our historical line of business of marketing and designing apparel and craft products, which is conducted by our wholly-owned subsidiary, Innovo, Inc. ("Innovo"). The apparel segment represents the operations of our two-wholly owned subsidiaries, Joe's Jeans, Inc. ("Joe's") and Innovo Azteca Apparel, Inc. ("IAA"), both of which are involved in the design, development and marketing of apparel products. The apparel and accessory operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

      The Company's real estate transactions and its other corporate activities are categorized under "other" and are represented by the operations of Innovo Group Inc., the parent company, and its two-wholly owned subsidiaries, Leasall Management, Inc. ("LMI") and Innovo Realty, Inc. ("IRI"), which conduct the Company's real estate operations. The Company's real estate operations do not currently require a substantial allocation of the Company's resources and are not a significant part of management's daily operational functions.

      The following table sets forth certain statements of operations data by segment for the periods indicated (in thousands):

    Three Months Ended
         08/30/03                  Accessories   Apparel    Other (A)     Total
                                   ---------------------------------------------
                                                   (in thousands)
Net Revenues                        $  4,400    $ 17,506    $     --    $ 21,906
Gross Profit                           1,039       2,854          --       3,893
Depreciation & Amortization                8         689          26         723
Interest Expense                          70         314          19         403

    Three Months Ended
         08/31/02                  Accessories   Apparel    Other (A)     Total
                                   ---------------------------------------------
                                                   (in thousands)

Net Revenues                        $  4,890    $  5,258    $     --    $ 10,148
Gross Profit                           1,273       1,971          --       3,244
Depreciation & Amortization                6          46          10          62
Interest Expense                          48          98          18         164

    Three Months Ended
   08/30/03 to 08/31/02             Accessories              Apparel               Other (A)               Total
                               $ Change    % Change    $ Change   % Change    $ Change   % Change   $ Change    % Change
                               -----------------------------------------------------------------------------------------
                                          (in thousands)
Net Revenues                   $  (490)       -10%     $12,248       233%     $    --       N/A     $11,758        116%
Gross Profit                      (234)       (18)         883        45           --       N/A         649         20
Depreciation & Amortization          2         33          643       N/A           16       160         661        N/A
Interest Expense                    22         46          216       220            1         6         239        146

(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Net Revenues

      Net revenues for the Third Quarter 2003 increased to $21,906,000 from $10,148,000 for the Third Quarter 2002, or an increase of 116%. The primary reasons for the increase in our net revenues were due: (i) to increased sales to our private label customers in both the apparel and accessories segments; (ii) growth in Joe's and Joe's Jeans branded apparel products; and (iii) growth in sales of our craft products. Craft products primarily consist of canvas and denim totebags, canvas adult aprons and children's aprons, and backpacks. These craft products are part of the major product category in an estimated $12 billion craft industry with items sold through major retailers such as Wal-Mart, Michael's, AC Moore and Joanne's. Accessory products consist of such items as handbags, hats and other apparel accessories that accompany and complement the apparel products.

      Accessory

      Innovo. The Company's accessory segment had net revenues of $4,400,000 in the Third Quarter 2003 compared to $4,890,000 in the Third Quarter 2002, or a 10% decrease. The 10% decrease is primarily a result of lower sales of Innovo's branded accessory products carrying the following brand names: Bongo(R), Friendship(TM) and Clear Gear(TM). More specifically, in the Third Quarter 2003 gross revenues attributable to Innovo's branded accessory products decreased from $2,296,000 in the Third Quarter 2002 to $1,890,000, or a decrease of 18%. The primary reasons for the decrease in the net revenues of Innovo's branded accessory products was slower sales of junior accessories products to most of our customers. Most of the reductions, moreover, occurred in sales to department stores, such as May Co. and Dillard's, and specialty retail customers. Innovo's gross revenues from its craft business decreased from $1,576,000 in the Third Quarter 2002 to $1,534,000 in the Third Quarter 2003, or a decrease of 3%. Offsetting a portion the decreases in Innovo's branded accessory and craft businesses was an increase in Innovo's private label accessory sales. The private label accessory business of the Company increased from $893,000 in gross revenue in the Third Quarter 2002 to $1,000,000 in gross revenue in the Third Quarter 2003, or an increase of 12%. This increase was primarily due to expanded sales to our private label customers.

      Apparel

      Joe's. Joe's had net revenues of $3,220,000 during the Third Quarter 2003 compared to $2,515,000 in the Third Quarter 2002, or an increase of 28%. Joe's net revenues from sales in the United States for the Third Quarter 2003 were $1,589,000 compared to $1,297,000 in the Third Quarter 2002, or a 23% increase. The balance of Joe's net revenues from the Third Quarter 2003 of $1,632,000 are attributable to international sales from Joe's subsidiary, Joe's Jeans Japan, Inc. ("JJJ") in Japan and sales to international distributors located in Canada, France, England, Australia and Norway. Joe's international net revenue of $1,632,000 in the Third Quarter 2003 increased by 34% compared to Joe's international net revenue of $1,217,000 in the Third Quarter 2002. During the Third Quarter 2003, the Company sold approximately $1,000,000 of product to Itochu in connection with the licensing of the "Joe's Jeans" brand in Japan. See "Management's Discussion & Analysis - Recent Acquisitions and Licenses" for further discussion regarding the Joe's Jeans licensing agreement. The increase in both U.S. and international net revenue is attributable to growing brand awareness of the "Joe's" and "Joe's Jeans" brands, which we believe is a result of our continued marketing efforts and in the Third Quarter 2003 our marketing expenses for the products sold by Joe's increased by 99% compared to the Third Quarter 2002, as we discuss in further detail below. Towards the end of the Third Quarter 2003, Joe's commenced shipping an expanded collection of products, which includes not only pants in different materials other than denim, but also tops such as shirts and jackets.

      IAA. IAA segregates its operations between two divisions: private label and branded products. IAA had net revenues of $14,285,000 during the Third Quarter 2003 compared to $2,744,000 in the Third Quarter 2002, an increase of approximately 421%. IAA's significant increase in net revenues is attributable to a substantial increase in sales by IAA's private label division, including sales to customers acquired through the Blue Concepts acquisition in July of 2003. Of the $14,285,000 of net revenue, $13,067,000, or 91% was attributable to IAA's private label division. Roughly half of the growth came from increased sales to our existing customer base, such as Target under the Mossimo label and Warnaco, with the remaining growth coming from sales to customers of the Blue Concepts Division. See Note 9 "Blue Concepts Acquisition" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of the Blue Concepts acquisition.

      IAA's branded division is comprised of three branded product lines:
Shago(R) by Bow Wow, Fetish(R) by Eve and Hot Wheels(R) by Mattel. In the Third Quarter 2003, IAA's branded division only shipped its Shago(R) apparel product line. Shago(R) apparel products were shipped to retail department stores and specialty stores in the United States. We commenced shipping apparel products under the Fetish(TM) apparel product line in September 2003 to retail department stores and specialty stores in the United States.

Gross Margin

      The Company's gross profit increased from $649,000 to $3,893,000 in the Third Quarter 2003 from $3,244,000 in the Third Quarter 2002, or a 20% increase. The increase was due to the increase in net revenues. Gross margin decreased to 18% in the Third Quarter 2003 compared to 32% in the Third Quarter 2002. The decline was primarily attributable to a higher percentage of our total sales coming from our private label accessory and apparel products and our craft products. Our private label accessory and apparel products represented approximately 51% of our total sales during the Third Quarter 2002 compared to 69% of our total sales during the Third Quarter 2003. Our private label and craft products provide a lower gross margin compared to our branded products sold to retailers and distributors. Additionally, during the Third Quarter 2003, the Company wrote down out of season inventory in the IAA division and second quality inventory held by JJJ. In aggregate, the reserves lowered the Company's gross margin by one percentage point.

      Accessory

      Innovo. Innovo's gross profit decreased by $234,000 to $1,039,000 in the Third Quarter 2003 from

$1,273,000 in the Third Quarter 2002, or an 18% decrease. Innovo's gross margin is a function of its product mix (private label, crafts and branded accessory products) for a given period. For the reasons stated above, Innovo's branded accessory products have traditionally experienced higher gross margins than its craft and private label accessory products. Innovo's gross margin decreased from approximately 26% in the Third Quarter 2002 to 24% in the Third Quarter 2003 because of an increase in Innovo's net revenue consisting of sales of its private label and crafts accessory products. Innovo's private label and craft accessory product sales represented 57% compared to 52% of gross revenues in the Third Quarter 2003 and Third Quarter 2002, respectively.

      Apparel

      Joe's. Joe's gross profit decreased from $721,000 to $712,000 in the Third Quarter 2003 from $1,433,000 in the Third Quarter 2002, or a 50% decrease. Joe's gross margins decreased from 57% in the Third Quarter 2002 to 22% in the Third Quarter 2003. Joe's gross margins decreased primarily because JJJ sold the majority of its inventory to Itochu Corporation ("Itochu") for approximately $1,000,000, which approximated the Company's carrying value. The sale of the inventory by JJJ was in connection with the Master Distribution and Licensing Agreement entered into between Joe's and Itocho on July 1, 2003. See Note 8 "Itochu Licensing and Distribution Agreement" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of this licensing arrangement. In addition, during the Third Quarter of 2003, the Company reserved $143,000 of second quality inventory in Japan. The reserve reduced gross margins by five percentage points. During the Third Quarter of 2003, the Company experienced a high level of returns due to production delays, which were caused partially by internal design delays and late product shipments from third party suppliers. As a result, Joe's gross margin was reduced by 12 percentage points.

      IAA. IAA's gross profit increased by $1,604,000 or 298% to $2,142,000 in the Third Quarter 2003 from $538,000 in the Third Quarter 2002. Approximately 50% of the gross profit increase is attributable to the acquisition of the Blue Concepts division on July 17, 2003. IAA's gross margins decreased from 20% in the Third Quarter 2002 to 15% in the Third Quarter 2003. The decrease is attributable to lower gross margins associated with sales of apparel products to American Eagle Outfitters, Inc. ("AEO"). During the Third Quarter 2003, AEO was IAA's largest customer. In conjunction with the purchase of the Blue Concepts division, IAA entered into a two-year, renewable supply agreement with the Azteca whereby IAA has the non-exclusive right to buy goods with a guaranteed 15% gross margin. See Note 9 "Blue Concepts Acquisition" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of the Blue Concepts Acquisition. IAA also experienced lower gross margins because a higher percentage of its total sales in the Third Quarter 2003 consisted of second quality private label apparel products sold to discounters, which typically carry lower gross margins. Finally, during the Third Quarter 2003, IAA took a reserve against slow moving inventory which resulted in a one percentage point decrease in gross margin.

Selling, General and Administrative Expense

      The Company incurred selling, general and administrative ("SG&A") expenses of $5,228,000 in the Third Quarter 2003 compared to $2,174,000 in the Third Quarter 2002, or an approximately 140% increase. The SG&A increase is largely a result of (1) an increase in expenditures to establish and market the Company's branded products, primarily IAA's Shago(R) and Fetish(R) apparel lines, (2) the hiring of (a) 30 employees as a result of the Blue Concepts acquisition and (b) other employees to support or facilitate increased sales, and (3) increased outside legal, accounting and other professional fees as a result of continued growth of the business during the Third Quarter 2003.

      More specifically as discussed in greater detail below, the Company incurred (1) $628,000 in the Third Quarter 2003 compared to no dollars spent in the Third Quarter 2002 to establish and market our branded products and (2) $1,569,000 in the Third Quarter 2003 compared to $690,000 in the Third Quarter 2002, or a 127% increase as result of hiring additional employees and wage increases and (3) $301,000 in the Third Quarter 2003 compared to $85,000 in the Third Quarter 2002, or a 254% increase, with respect to increased legal, accounting and other professional fees.

      Accessory

      Innovo. Innovo's SG&A expenses decreased from $893,000 during the Third Quarter 2002 to $737,000 in the Third Quarter 2003, or a 17% decrease. Employee wages increased from $222,000 during the Third Quarter 2002 to $315,000 in the Third Quarter 2003, or a 42% increase, as a result of hiring additional sales personnel instead of using outside sales representatives. Wage increases were offset by lower commission and royalty expenses. Commissions were lower due to a shift to using in-house sales staff instead of outsourcing sales to sales representatives, that work for sales commissions. Royalties were lower as a function of lower sales. Third Quarter 2003 commission expense declined to $65,000 from $110,000 in the Third Quarter 2002, or a 41% decrease. In addition, Third Quarter 2003 royalty expense decreased to $32,000 from $147,000 in Third Quarter 2002, or a 78% decrease. During the Third Quarter 2003, the Company also did not have expenditures on trade shows, whereas in the Third Quarter 2002 the Company spent $22,000 on trade shows. In addition, as a result of increased quality and shipping control, charge-backs decreased from $86,000 during the Third Quarter 2002 to $3,000 during the Third Quarter 2003, or a decrease of 97%. Charge-backs are expenses the Company incurs as a result of shipping too little or defective product.

      Apparel

      Joe's. Joe's SG&A expenses increased from $785,000 during the Third Quarter 2002 to $1,318,000 during the Third Quarter 2003, or a 68% increase. During the Third Quarter 2003 Joe's hired additional employees in order to expand its product lines from denim pants to include a full collection of pants and tops in various materials. Joe's expensed $400,000 in employee wages during the Third Quarter 2003 compared to $292,000 in the Third Quarter 2002. Other employee-related costs, such as insurance, employee training and contract labor increased 444% to $84,000 in Third Quarter 2003 from $16,000 in Third Quarter 2002. Joe's expensed $142,000 during the Third Quarter 2003 compared to $9,000 in Third Quarter 2002, or an increase of 1,478%, in legal and accounting fees, the majority of which was attributable to the license arrangement with Itochu. See "Note 8 - Itochu Licensing and Distribution Agreement" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of the Itochu licensing arrangements.

      Joe's further increased its expenditures on marketing and developing the Joe's and Joe's Jeans brands. Joe's markets its brands through participation in trade shows and advertising in national print publications. During the Third Quarter 2003 Joe's expended $175,000 compared to $92,000 in Third Quarter 2002, or a 90% increase, in marketing its brands at trade shows and samples, and advertising. Joe's advertising expenses also increased from $25,000 in the Third Quarter 2002 to $49,000 in the Third Quarter 2003, or a 96% increase.

      IAA. IAA's SG&A increased from $191,000 in the Third Quarter 2002 to $2,459,000 in the Third Quarter 2003, or a 1,187% increase of which $627,000, or 26%, of SG&A was a result of the expense incurred by IAA to market and promote its branded products. IAA expended during the Third Quarter 2003: (1) $266,000 advertising expenses for primarily for billboards, photo shoots and national print publications, such as Vibe, Honey and Women's Wear Daily compared to none in the Third Quarter 2002 and (2) $362,000 for the semi-annual trade show MAGIC held in Las Vegas Nevada and related launch expenses for the Fetish(R) apparel and accessory line and $85,000 for samples of its apparel products compared to none in the Third Quarter 2002.

      During the Third Quarter 2003, IAA had substantially higher employee costs associated with the expansion primarily of its branded products. Third Quarter 2003 employee wages increased to $642,000 from $94,000 in the Third Quarter 2002, or a 583% increase. Of the $642,000 in total wages, $431,000, or 67% was associated with employees working in the branded division with the balance associated with the private label division.

      In addition, IAA's factoring expense incurred under its inventory and receivables based line of credit agreements with CIT Commercial Services increased as a result of increased sales. Factoring expenses increased from $54,000 in the Third Quarter 2002 to $124,000 in the Third Quarter 2003, or an increase of 130%. The Company pays CIT a fee to buy its receivables. During the Third Quarter of 2003 travel expense increased to $143,000 from $4,000, or 3,475% as a result of the larger employee base. During the Third Quarter of 2003 royalty expense increased to $100,000 versus $0 in the Third Quarter of 2002 as a result of the launch of Shago and Fetish branded products in Third Quarter 2003.

      The balance of the approximate $1,500,000 of additional SG&A for the Third Quarter 2003 is attributable to the growth of our business from IAA having net revenues of $2,744,000 and seven employees in the Third Quarter 2002 to $14,285,000 net revenues and 75 employees in 2003.

      Other

      IGI. IGI, which reflects the corporate expenses of the Company and operates under the "other" segment, does not have revenues. For the Third Quarter 2003, IGI's expenses, excluding interest, depreciation and amortization, increased from $298,000 in Third Quarter 2002 to $688,000, or an approximately 131% increase. IGI's management level wages increased from $57,000 in the Third Quarter 2002 to $212,000 in the Third Quarter 2003, or a 272% increase, primarily as a result of hiring additional management level employees including the Company's new Chief Financial Officer and the Company's new Chief Operating Officer, in order to provide the infrastructure necessary to handle the Company's growth. Legal, accounting and professional fees in the Third Quarter 2003 were $158,000 compared to $79,000 in the Second Quarter 2002, as a result of our activities during the Third Quarter 2003, such as the license agreement with Itochu. Finally, during the Third Quarter of 2003, with the increasing size of the Company, insurance expense increased to $74,000 from $29,000 in the Third Quarter of 2002, or an increase of 155% and investor relations expense increased to $68,000 in the Third Quarter of 2003 compared to $41,000 in the Third Quarter of 2002, or an increase of 66%.

      LMI. LMI's Third Quarter 2003 SG&A expense increased from $7,000 in the Third Quarter 2002 to $26,000, or an increase of 271%, primarily due to $22,000 of expenses incurred to maintain and operate the Company's former manufacturing facility and headquarters located in Springfield, TN, which is now partially leased to third party tenants. The balance of the $4,000 was spent by LMI on Tennessee property taxes.

      IRI. During the Third Quarters of 2002 and 2003, IRI did not have any SG&A expense.

Depreciation and Amortization Expenses

      Depreciation and amortization expenses for the Company increased from $62,000 in the Third Quarter 2002 to $723,000 in the Third Quarter 2003, or a 1,066% increase. The increase is primarily attributable to (1) the depreciation and amortization associated with the purchase of the Blue Concepts division and
(2) and the purchase of a booth for the tradeshow MAGIC. More specifically, in connection with the Blue Concepts acquisition in Third Quarter 2003, the Company amortized $589,000 of the intangible assets based upon the fair value of (a) the majority of the gross profit associated with existing purchase orders at closing, (b) the non-compete provisions contained in the asset purchase agreement for the purchase of Blue Concepts and (c) the intangible value of the customer list obtained. The Company also depreciated $50,000 of the expense related to the purchase of the booth for the MAGIC tradeshow. The remaining depreciation and amortization expense of $84,000 is due to (i) deprecation of $19,000 in connection with the Springfield, TN facility and related leasehold improvements, (ii) amortization of $12,000 in connection with the licensing rights to the Joe's Jeans trademarks acquired on February 7, 2001, (iii) amortization of $30,000 from the purchase of the Knit Division from Azteca on August 24, 2001, and (iv) depreciation of $23,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

      The Company's combined interest expense for the Third Quarter 2003 was $403,000 compared to $164,000 for the Third Quarter 2002, or a 146% increase. The Company's interest expense is primarily associated with: (i) $181,000 of interest expense from our factoring and inventory lines of credit from CIT Commercial Services, Inc. ("CIT") used to help support our working capital increases; (ii) $48,000 of interest expense from the knit acquisition purchase notes totaling $3,600,000 issued in connection with the purchase of the knit division from Azteca Productions Int'l; (iii) $10,000 of interest expense from two loans of $250,000 each provided by Marc Crossman, the Company's Chief Financial Officer, to the Company on February 7, 2003 and February 13, 2003;
(iv) $9,000 of interest expense from a $490,000 mortgage on the Company's former manufacturing facility and headquarters in Springfield, TN; and (v) $155,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concepts acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Other Income

      The Company had other income net of other expenses of $173,000 in the Third Quarter 2003 compared to other income net of other expenses of $88,000 in Third Quarter 2002, representing an increase of 97%.

      IRI. Other income for the Third Quarter 2003, includes $85,000 of income from a quarterly sub-asset management fee that IRI receives pursuant to a sub-asset management agreement entered into on April 5, 2002 ("Sub-Asset Management Agreement") in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States ("Limited Partnership Real Estate Acquisition"). Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of the Company's $100 Redeemable 8% Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Company is not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed. Until such time, the Company only receives the quarterly sub-asset management fee. In the Third Quarter 2002, IRI generated $88,000 of income from the sub-asset management fee.

      Joe's and LMI. Additionally, the Company had $104,000 of other income from Joe's during the Third Quarter 2003 versus no other income in the Third Quarter 2002. The vast majority of Joe's other income was unrealized Japanese currency translation income of $100,000. Offsetting a portion of other income was net rental expenses of $9,000 from tenants who are occupying the Company's former manufacturing facility located in Springfield, TN.

Net Income

      The Company generated a net loss of $2,312,000 for the Third Quarter 2003 compared to net income of $820,000 for the Third Quarter 2002. The net loss for the Third Quarter 2003 versus net income for the Third Quarter 2002 is largely the result of (1) lower gross margins; (2) increased employee wages of $879,000;
(2) increased advertising, marketing and related costs of $628,000 incurred in order to market and launch the Shago(R) by Bow Wow and Fetish(R) by Eve brands;
(3) significant increases in legal, accounting, and other professional fees and insurance of $264,000; (4) an increase in interest expense of $155,000 and depreciation and amortization costs of $589,000 associated with the acquisition of the Blue Concepts division from Azteca Production International, Inc., an affiliate of the Company during the Third Quarter 2003 as discussed in greater detail above.

Comparison of Nine Months Ended August 30, 2003 to Nine Months Ended August 31, 2002

Overview

      We increased our net sales by $25,615,000 from $20,219,000 during the first nine months of 2002 to $45,834,000 during the first nine months of fiscal 2003, or an increase of 127%. Although we increased our net sales by 127%, we generated a net loss of $2,524,000 during the first nine months of 2003 compared to net income of $531,000 during the first nine months of 2002. The primary reasons for our $2,524,000 net loss are due to the following factors:

      o     Lower gross margins;

      o     Increased employee wages of $1,921,000;

      o Advertising, marketing and related costs of $759,000 incurred in order to market and launch the Shago(R) by Bow Wow and Fetish(R) by Eve;

      o Significant increases in legal, accounting, and other professional fees and insurance of $733,000; and

      o Increase in interest expense of $155,000 and depreciation and amortization costs of $589,000 associated with the acquisition of the Blue Concepts division from Azteca Production International, Inc., an affiliate of the Company.

      In connection with our discussion of the results of our operations for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 below, we have explained in greater detail the reasons for the net loss incurred in the first nine months of fiscal 2003.

Reportable Segments

      See "Management's Discussion & Analysis - Comparison of Three Months Ended August 30, 2003 ("Third Quarter 2003") to Three Months Ended August 31, 2002 ("Third Quarter 2002")" for further discussion regarding the Company's Reportable Segments.


      The following table sets forth certain statement of operations data by segment for the periods indicated (in thousands):

     Nine Months Ended
         08/30/03                  Accessories   Apparel    Other (A)     Total
                                   ---------------------------------------------
                                      (in thousands)
Net Revenues                        $ 10,329    $ 35,505    $     --    $ 45,834
Gross Profit                           2,632       7,927          --      10,559
Depreciation & Amortization               21         793          73         887
Interest Expense                         166         564          40         770

     Nine Months Ended
         08/31/02                  Accessories   Apparel    Other (A)     Total
                                   ---------------------------------------------
                                      (in thousands)
Net Revenues                        $  9,261    $ 10,958    $     --    $ 20,219
Gross Profit                           2,489       3,860           1       6,350
Depreciation & Amortization               15         132          31         178
Interest Expense                          84         248          50         382

     Nine Months Ended
    08/30/03 to 08/31/02           Accessories               Apparel               Other (A)                Total
                               $ Change    % Change   $ Change    % Change   $ Change    % Change    $ Change    % Change
                               ------------------------------------------------------------------------------------------
                                          (in thousands)
Net Revenues                   $ 1,068        12%     $24,547       224%     $    --        N/A      $25,615        127%
Gross Profit                       143         6        4,067       105           (1)       N/A        4,209         66
Depreciation & Amortization          6        40          661       N/A           42        135          709        398
Interest Expense                    82        98          316       127          (10)       (20)         388        102

(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Net Revenues

      Net revenues for the nine months ended August 30, 3003 increased to $45,834,000 from $20,219,000 for the nine months ended August 31, 3002, or an increase of 127%. The primary reasons for the increase in our net revenues were due: (i) to increased sales to our private label customers in both the apparel and accessories segments; (ii) growth in Joe's and Joe's Jeans branded apparel products; and (iii) growth in sales of our craft products. Craft products primarily consist of canvas and denim totebags, canvas adult aprons and children's aprons, and backpacks. These craft products are part of the major product category in an estimated $12 billion craft industry with items sold through major retailers such as Wal-Mart, Michael's, AC Moore and Joanne's. Accessory products consist of such items as handbags, hats and other apparel accessories that accompany and complement the apparel products.

      Accessory

      Innovo. The Company's accessory segment had net revenues of $10,329,000 in the first nine months of fiscal 2003 compared to $9,261,000 in the first nine months of fiscal 2002, or a 12% increase. The 12% increase is primarily a result of increased sales of its private label accessory products. More specifically, gross sales to private label customers increased 104% from $1,636,000 in the first nine months of fiscal 2002 to $3,339,000 in the first nine months of fiscal 2003. Innovo's gross revenue from its craft business was up 10% from $3,791,000 in the first nine months of 2002 to $4,166,000 in the first nine months of fiscal 2003. This increase was a result of demand from the vast majority of our traditional craft customers. In the first nine months of fiscal 2003 gross sales of branded accessory product decreased by 20% to $2,782,000 versus the year ago period. The primary reasons for the decrease in the gross revenues of Innovo's branded accessory products was a reduction in: (i) our customer's buying plans; (ii) slower sales of junior accessories to most of our customers, which occurred primarily in sales to department stores, such as May Co. and Dillards, and specialty retail customers.

      Apparel

      Joe's. Joe's had net revenues of $7,986,000 during the first nine months of fiscal 2003 compared to $5,957,000 in the first nine months of fiscal 2002, or an increase of 34%. Joe's net revenues from sales in the United States for the First nine months of fiscal 2003 were $4,476,000 compared to $3,383,000 in the First nine months of fiscal 2002, or a 32% increase. The balance of Joe's net revenues from the First nine months of fiscal 2003 of $3,511,000 are attributable to international sales from Joe's subsidiary, Joe's Jeans Japan, Inc. ("JJJ") in Japan and sales to international distributors located in Canada, France, England, Australia and Norway. Joe's international net revenue of $3,511,000 in the first nine months of fiscal 2003 increased by 36% compared to Joe's international net revenue of $2,574,000 in the first nine months of fiscal 2002. The increase in both U.S. and international net revenue is attributable to growing brand awareness of the "Joe's" and "Joe's Jeans" brands, which we believe is a result of our continued marketing efforts. In addition, international revenues benefited from the sale of the majority of it first quality inventory in Joe's subsidiary Jeans Japan, Inc. to Itochu for approximately $1,000,000 pursuant to the licensing and distribution agreement with Itochu. In the first nine months of fiscal 2003 our marketing expenses for the products sold by Joe's increased by 160% compared to the First nine months of fiscal 2002, as we discuss in further detail below. Towards the end of the first nine months of fiscal of 2003, Joe's commenced shipping an expanded collection, which includes not only pants in different fabrications other than denim, but also tops such as shirts and jackets.

      IAA. IAA segregates its operations between two divisions: private label and branded products. IAA generated net revenues of $27,519,000 during the First nine months of fiscal 2003 compared to $5,000,000 in the First nine months of fiscal 2002, an increase of approximately 450%. IAA's significant increase in net revenues is attributable to a substantial increase in sales by IAA's private label division. Of the $27,519,000 of net revenue, $26,235,000, or 95% was attributable to IAA's private label division. The increase is a result of sales from the Blue Concepts acquisition and increased sales to Target under the Mossimo label. See Note 9 "Blue Concepts Acquisition" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of the Blue Concepts acquisition.

      IAA's branded division is comprised of three branded product lines:
Shago(R) by Bow Wow, Fetish(R) by Eve and Hot Wheels(R) by Mattel. Is all of the net revenue attributable to Shago(R). During the first nine months of fiscal 2003, IAA's branded division only shipped its Shago(R) apparel product line. Shago(R) apparel products were shipped to retail department stores and clothing boutiques in the United States. We commenced shipping apparel products under the Fetish(R) apparel product line in September 2003 to retail department stores and clothing boutiques in the United States. Although we can provide no assurance, we expect to begin shipping apparel products under the Hot Wheels(R) licensed brand during the First Quarter of 2004.

Gross Margin

      The Company's gross profit increased by $4,209,000 to $10,558,000 in the first nine months of fiscal 2003 from $6,349,000 in the first nine months of fiscal 2002, an increase of 66%. The Company's gross margin decreased to 23% in the first nine months of fiscal 2003 compared to 31% in the first nine months of fiscal 2002. The decline was primarily attributable to a higher percentage of our total sales coming from our private label accessory and apparel products and our craft products. Our private label accessory and apparel products represented approximately 51% of our total sales during the first nine months of fiscal 2002 compared to 71% of our total sales during the first nine months of fiscal 2003. Our private label apparel and accessory and craft products provide a lower gross margin compared to our branded products sold to retailers and distributors. Additionally, during the First nine months of fiscal 2003, the Company wrote down out of season inventory in the IAA division and second quality inventory in the Joe's division. In aggregate, the reserves lowered the Company's gross margin by one percentage point.

      Accessory

      Innovo. Innovo's gross profit increased by $143,000 to $2,632,000 in the first nine months of fiscal 2003 from $2,489,000 in the first nine months of fiscal 2002, a increase of 6%. Innovo's gross margin is a function of its product mix (private label, crafts and branded accessory products) for a given period. For the reasons stated above, Innovo's branded accessory products have traditionally experienced higher gross margins than its craft and private label accessory products. Innovo's gross margin decreased from approximately 27% in the first nine months of fiscal 2002 to 25% in the first nine months of fiscal 2003 because of an increase in Innovo's net revenue consisting of sales of its private label and crafts accessory products. Innovo's private label and craft accessory product sales represented 73% compared to 60% of gross revenues in the first nine months of fiscal 2003 and first nine months of fiscal 2002, respectively.

      Apparel

      Joe's. Joe's gross profit increased by $504,000 to $3,386,000 in the first nine months of fiscal 2003 from $2,882,000 in the First nine months of fiscal 2002, an increase of 17%. Joe's gross margins decreased from 48% in the first nine months of fiscal 2002 to 42% in the First nine months of fiscal 2003. Joe's gross margins decreased primarily because JJJ sold the majority of its inventory to Itochu Corporation ("Itochu") for approximately $1,000,000, which approximated the Company's carrying value. The sale of the inventory by JJJ was in connection with the Master Distribution and Licensing Agreement entered into between Joe's and Itocho on July 1, 2003. See Note 7 "Equity Issuance" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of this licensing arrangement. In addition, during the first nine months of fiscal of 2003, the Company took a reserve of $143,000 against second quality inventory in Japan. The reserve reduced gross margins by two percentage points. During the first nine months of fiscal of 2003, the Company experienced a high level of returns due to late shipments which were caused partially by internal design delays and late product shipments from third party suppliers. As a result of the returns, Joe's gross margin was reduced by 10 percentage points.

      IAA. IAA's gross profit increased by $3,562,000 to $4,540,000 in the first nine months of fiscal 2003 from $978,000 in the first nine months of fiscal 2002, an increase of 364%. IAA's gross margins decreased from 20% in the first nine months of fiscal 2002 to 16% in the first nine months of fiscal 2003. The decrease is attributable to lower gross margins associated with sales of apparel products to American Eagle Outfitters, Inc. ("AEO"). For the first nine months of fiscal 2003, AEO was IAA's third largest customer. In conjunction with the purchase of the Blue Concepts division, IAA entered into a two-year, renewable supply agreement with the Azteca whereby IAA has the non-exclusive right to buy goods with a guaranteed 15% gross margin. See Note 9 "Blue Concepts Acquisition" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of the Blue Concepts Acquisition. IAA also experienced lower gross margins because a higher percentage of its total sales in the First nine months of fiscal 2003 consisted of second quality private label apparel products sold to discounters, which typically carry lower gross margins. Finally, during the first nine months of fiscal 2003, IAA took a reserve against slow moving inventory which had the effect of reducing gross margins by one percentage point.

Selling, General and Administrative Expense

      The Company incurred selling, general and administrative ("SG&A") expenses of $11,658,000 in the first nine months of fiscal 2003 compared to $5,216,000 in the first nine months of fiscal 2002, or an approximately 124% increase. The SG&A increase is largely a result of (1) an increase in expenditures to establish and market our branded products, primarily IAA's Shago(R) and Fetish(R) apparel lines, (2) the hiring of (a) 30 employees as a result of the Blue Concepts acquisition and (b) employees to support the increased sales of Innovo, IAA and Joe's, and (3) increased outside legal, accounting and other professional fees as a result of continued growth of the business during the first nine months of fiscal 2003.

      More specifically as discussed in greater detail below, the Company spent
(1) $759,000 in the first nine months of fiscal 2003 compared to no dollars spent in the first nine months of fiscal 2002 to establish and market our branded products and (2) $3,615,000 in the first nine months of fiscal 2003 compared to $1,695,000 in the first nine months of fiscal 2002, or a 113% increase as result of hiring additional employees and wage increases (3) $950,000 in the first nine months of fiscal 2003 compared to $308,000 in the first nine months of fiscal 2002, or a 208% increase, with respect to increased legal, accounting and other professional fees.

      Accessory

      Innovo. Innovo's SG&A expenses increased from $1,966,000 during the First nine months of fiscal 2002 to $2,192,000 in the First nine months of fiscal 2003, or a 11% increase. Employee wages increased from $577,000 during the first nine months of fiscal 2002 to $902,000 in the first nine months of fiscal 2003, or a 56% increase, as a result of hiring additional sales personnel instead of using outside sales representatives. Wage expense increases were offset by lower commission and royalty expenses. Commission expense was lower due to a shift to using in-house sales staff instead of outsourcing sales to sales representatives, which work for sales commissions. During the first nine months of fiscal 2003 commission expense declined to $131,000 from $227,000 in the First nine months of fiscal 2002, or a 42% decrease.

      Apparel

      Joe's. Joe's SG&A expenses increased from $1,831,000 during the first nine months of fiscal 2002 to $3,950,000 during the First nine months of fiscal 2003, or a 116% increase, primarily as a result of: (i) increased hiring of employees in order to expand its product lines from denim pants to include a full collection of pants and tops in various materials; (ii) and severance payments and professional fees incurred in connection with the licensing arrangements with Itochu. Joe's paid $274,000 in severance to certain employees in Japan in connection with the Itochu Licensing and Distribution Agreement compared to $0 paid in the first nine months of fiscal 2002. Joe's paid $294,000 during the First nine months of fiscal 2003 compared to $26,000 in first nine months of fiscal 2002, or an increase of 1,031%, in legal and accounting fees, the vast majority of which was attributable to the license arrangements with Itochu. Joe's paid $1,191,000 in employee wages during the first nine months of fiscal 2003 compared to $592,000 in the first nine months of fiscal 2002, or an increase of 101%.. See "Note 8 - Itochu Licensing and Distribution Agreement" and "Management's Discussion & Analysis--Recent Acquisitions" for further discussion of the Itochu licensing arrangements.

      Joe's further increased its expenditures on marketing and developing the Joe's and Joe's Jeans brands. Joe's markets its brands through participation in trade shows and advertising in national print publications. During the first nine months of fiscal 2003 Joe's spent $221,000 compared to $125,000 in first nine months of fiscal 2002, or a 77% increase, in marketing its brands at trade shows. Joe's advertising expenses also increased from $102,000 in the first nine months of fiscal 2002 to $266,000 in the first nine months of fiscal 2003, or a 161% increase. Joe's sample expenses that it incurs to develop its products also increased from $55,000 in the first nine months of fiscal 2002 to $183,000 in the first nine months of fiscal 2003, or a 233% increase.

      IAA. IAA's SG&A increased from $468,000 in the first nine months of fiscal 2002 to $3,639,000 in the First nine months of fiscal 2003, or a 678% increase. $759,000 or 21% of the SG&A increase is a result of the expense incurred by IAA to market and promote its branded products. IAA spent during the first nine months of fiscal 2003: (1) $301,000 on advertising expenses primarily for billboards, photo shoots and national print publications, such as Vibe, Honey and Women's Wear Daily compared to $0 in the first nine months of fiscal 2002 and (2) $458,000 for the semi-annual trade show MAGIC held in Las Vegas Nevada and related launch expenses for the Fetish(R) apparel and accessory line and (3) $125,000 for samples of its apparel products compared to $2,000 in the first nine months of fiscal 2002.

      During the first nine months of fiscal 2003, IAA had substantially higher employee costs primarily associated with the expansion of its branded products and with employees acquired in connection with the acquisition of Blue Concepts. During the first nine months of fiscal 2003 employee wages increased to $1,030,000 from $352,000 in the First nine months of fiscal 2002, or a 193% increase.

      In addition, IAA factoring expense incurred under its inventory and receivables based line of credit agreements with CIT Commercial Services increased as a result of increased sales. Factoring expenses increased from $75,000 in the first nine months of fiscal 2002 to $288,000 in the first nine months of fiscal 2003, or an increase of 284%. The Company pays CIT a fee to buy its receivables. During the first nine months of fiscal of 2003 travel expense increased to $249,000 from $13,000, or 1,815% as a result of the larger employee base. During the first nine months of fiscal of 2003 royalty expense increased to $160,000 versus $0 in the first nine months of fiscal of 2002 as a result of the launch of its branded products in 2003.

      Other

      IGI. IGI, which reflects the corporate expenses of the Company and operates under the "other" segment does not have revenues. For the first nine months of fiscal 2003, IGI's expenses, excluding interest, depreciation and amortization, increased from $907,000 in first nine months of fiscal 2002 to $1,826,000, or a 101% increase. IGI's wages increased from $173,000 in the first nine months of fiscal 2002 to $492,000 in the first nine months of fiscal 2003, or a 184% increase. During the first nine months of fiscal 2003 the Company hired additional management level employees, including the Company's new Chief Financial Officer and the Company's new Chief Operating Officer, in order to provide the infrastructure necessary to handle the Company's growth. Legal, accounting and professional fees in the first nine months of fiscal 2003 were $611,000 compared to $235,000 in the first nine months of fiscal 2002, or an increase of 160%, as a result of the growing size of the company. Also a result of the increasing size of the company, insurance expense increased to $184,000 in the first nine months of fiscal 2003 from $98,000 in the first nine months of fiscal of 2002, or an increase of 88%.

      LMI. LMI's first nine months of fiscal 2003 SG&A expense increased from $19,000 in the first nine months of fiscal 2002 to $45,000, or an increase of 137%, primarily due $30,000 of expenses incurred to maintain and operate the Company's former manufacturing facility and headquarters located in Springfield, TN, which is now partially leased to third party tenants. The balance of $15,000 was spent by LMI on miscellaneous expenses and Tennessee property taxes.

      IRI. During the first nine months of fiscals of 2003, IRI's SG&A expense decreased to $7,000 from $25,000 during the first nine months of fiscal 2002, or a decrease of 72%. The majority of IRI's SG&A expense in both periods was primarily legal and accounting fees.

Depreciation and Amortization Expenses

      Depreciation and amortization expenses for the Company increased from $178,000 in the First nine months of fiscal 2002 to $887,000 in the First nine months of fiscal 2003, or a 398% increase. The increase is primarily attributable to (1) the depreciation and amortization associated with the purchase of the Blue Concepts division and (2) and the purchase of a booth for the tradeshow MAGIC. More specifically, in connection with the Blue Concepts acquisition in first nine months of fiscal 2003, the Company amortized $589,000 for amortization of the intangible assets based upon the fair value of (a) the majority of the gross profit associated with existing purchase orders at closing, (b) the non-compete provisions contained in the asset purchase agreement for the purchase of Blue Concepts and (c) the intangible value of the customer list obtained. The Company also depreciated $50,000 of the expense related to the purchase of the booth for the MAGIC tradeshow. The remaining depreciation and amortization expense of $248,000 is due to (i) deprecation of $56,000 in connection with the Springfield, TN facility and related leasehold improvements, (ii) amortization of $36,000 in connection with the licensing rights to the Joe's Jeans trademarks acquired on February 7, 2001(iii) amortization of $90,000 from the purchase of the Knit Division from Azteca on August 24, 2001, and (iv) depreciation of $66,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

      The Company's combined interest expense for the first nine months of fiscal 2003 was $770,000 compared to $382,000 for the First nine months of fiscal 2002, an increase of 102%. The Company's interest expense is primarily associated with (1) $420,000 of interest expense from our factoring and inventory lines of credit from CIT Commercial Services, Inc. ("CIT") used to help support our working capital increases, (2) $154,000 of interest expense from the knit acquisition purchase notes totaling $3,600,000 issued in connection with the purchase of the knit division from Azteca Productions Int'l,
(3) $20,000 of interest expense from two loans of $250,000 each provided by Marc Crossman, the Company's Chief Financial Officer, to the Company on February 7, 2003 and February 13, 2003, (4) $21,000 of interest expense from a $490,000 mortgage on the Company's former manufacturing facility and headquarters in Springfield, TN, and (5) $155,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concepts acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a further discussion of these financing arrangements.

Other Income

      The Company had other income net of other expenses of $309,000 in the First nine months of fiscal 2003 compared to other income net of other expenses of $107,000 in First nine months of fiscal 2002, representing an increase of 189%.

      IRI. Other income for the first nine months of fiscal 2003, includes $244,000 of income from a sub-asset management fee that IRI receives pursuant to a sub-asset management agreement entered into on April 5, 2002 ("Sub-Asset Management Agreement") in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States ("Limited Partnership Real Estate Acquisition"). Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of the Company's $100 Redeemable 8% Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Company is not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed. Until such time, the Company only receives the quarterly sub-asset management fee. In the first nine months of fiscal 2002, IRI generated $88,000 of income from the sub-asset management fee.

      Joe's and LMI. Additionally, the Company had $81,000 of other income from Joe's during the first nine months of fiscal 2003 versus $0 other income in the First nine months of fiscal 2002. The vast majority of Joe's other income was unrealized Japanese currency translation income of $74,000. Offsetting a portion of other income was rental expense, net of rental income, of $27,000 from tenants who are occupying the Company's former manufacturing facility located in Springfield, TN.

Net Income

      The Company generated a net loss of $2,524,000 for the First nine months of fiscal 2003 compared to net income of $531,000 for the First nine months of fiscal 2002. The net loss for the First nine months of fiscal 2003 versus net income for the First nine months of fiscal 2002 is largely the result of (1) lower gross margins; (2) increased employee wages of $1,921,000; (2) increased advertising, marketing and related costs of $759,000 incurred in order to market and launch the Shago(R) by Bow Wow and Fetish(R) by Eve brands; (3) significant increases in legal, accounting, and other professional fees and insurance of $733,000; (4) an increase in interest expense of $155,000 and depreciation and amortization costs of $589,000 associated with the acquisition of the Blue Concepts division from Azteca Production International, Inc., an affiliate of the Company during the First nine months of fiscal 2003 as discussed in greater detail above.

Liquidity and Capital Resources

      The Company's primary sources of liquidity are cash flows from operations, trade payables credit from vendors and related parties and borrowings from the factoring of accounts receivables and borrowing against inventory.

      Cash used for operating activities during the nine months ended August 30, 2003 was $7,615,000 compared to cash provided by operating activities of $582,000 during the nine months ended August 31, 2002. During the period, the Company used cash to purchase inventory, reduce related party payables and fund operating expenses. Cash used in operating activities combined with cash used in investing activities and repayment of debt was offset by cash generated through a related party borrowing of $500,000 and the proceeds from four equity issuances providing net proceeds of $9,906,213. During the period, the Company generated $2,188,000 of cash versus a use of cash of $292,000 in the year ago period.

      The Company is dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs. From time to time, the Company has obtained short-term working capital loans from senior members of management and from members of the Board of Directors, and conducted equity financing through private placements.

      The Company relied on the following primary sources to fund operations during the Third Quarter 2003:

      - A financing and inventory based line of credit agreements with CIT Commercial Services, a unit of CIT Group, Inc. ("CIT")

      -     Cash balances

      -     Trade payables credit with its domestic and international suppliers

      -     Trade payables credit from related parties

      -     Two equity financings through private placements

      On June 1, 2001, the Company, through its three main operating subsidiaries, Joe's, Innovo, and IAA, entered into a financing agreement with CIT for the factoring of the Company's accounts receivables. Pursuant to the terms of the agreements the Company, at its option, can sell its accounts receivables to CIT for factoring and then borrow up to 85% of the amount CIT factors against the receivables on a non-recourse basis, provided that CIT approves such accounts receivable in advance. The Company may at its option also factor non-approved receivables on a recourse basis. The Company continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. The agreements called for a 0.8% factoring fee on accounts factored with CIT and a per annum interest rate equal to the greater of the Chase prime rate plus 0.25% on funds borrowed against the factored receivables or 6% per annum.

      In August 2002, Joe's and Innovo entered into inventory and security agreements with CIT which establised inventory based lines of credit for Joe's and Innovo. According to the terms of the inventory security agreements, amounts loaned against certain eligible inventory were to bear an interest rate equal to the greater of the Chase prime rate plus 25% or 6.0% per annum. Under these agreements, the Company was restricted in regards to how much CIT will loan against the inventory. The restrictions limited the amount Joe's and Innovo could borrow against its inventory at $400,000 for each subsidiary.

      On or about June 10, 2003, the Company amended its existing financing facilities, to be effective as of April 11, 2003, with CIT Commercial Services ("CIT"), a unit of CIT Group, Inc. The Company amended the original inventory service agreements by removing the fixed caps on its inventory based line for Joe's and Innovo thereon allowing the Company to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. As part of the refinancing, the Company's IAA subsidiary agreement entered into an inventory based line of credit with CIT based on the same terms as the amended agreements between CIT and Joe's and Innovo because IAA did not previously have an inventory based line of credit. With respect to all the factoring agreements between the Company and CIT, the factoring rate that the Company pays to CIT for factoring accounts receivable on which the Company bears some or all of the credit risk was lowered to 0.4% and the interest rate associated with borrowings both under the inventory lines and factored accounts receivable were reduced to the Chase prime rate. The Company has also established a letter of credit facility with CIT.

      Based on the Company's anticipated internal growth in 2003, the Company believes that it has the working capital resources necessary to meet the operational needs associated with such growth in the next twelve months. During the Third Quarter 2003, the Company raised additional working capital through two equity financings. The

Company believes that with the equity financing and the amended financing agreements with CIT, it has addressed its short-term working capital needs. See "Management's Discussion and Analysis on Financial Results and Operational Conditions--Equity Financing."

      However, if the Company grows beyond its current anticipated expectations, the Company believes that it might be necessary to obtain additional working capital through debt or equity financing. The Company believes that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financing will be available if needed. The inability of the Company to be able to fulfill any interim working capital requirements would force the Company to constrict its operations. The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability.

Equity Financings

      During the third quarter ended August 30, 2003, the Company consummated two private placements of its common stock to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), resulting in net proceeds of $9,343,075, after all commissions and expenses (including legal and accounting) to the Company. The first private placement, completed on July 1, 2003 to 34 accredited investors raised net proceeds of $8,750,922 at $3.33 per share. The Company issued 2,835,481 shares ("I Shares") as a result of the first private placement, which resulted in an 18.6% increase in our shares of common stock outstanding prior to this issuance. Sanders Morris Harris, Inc. ("SMH") acted as the placement agent on a best efforts basis for the first private placement ("SMH Placement"). In consideration of the services rendered by SMH, SMH was paid 7% of the gross proceeds, plus expenses, for a total of $690,929.64, and also received a five year warrant entitling SMH to purchase 300,000 shares of common stock at $4.50 per share which is exercisable on January 1, 2004. The second placement was completed on August 29, 2003, and raised net proceeds of $591,875 at $3.62 per share. The Company issued 175,000 shares ("II Shares" and together with the I Shares the "I and II Shares") to 5 accredited investors as a result of the second private placement. Pacific Summit Securities, Inc. ("PSS") acted as the placement agent on a best efforts basis for the second private placement ("PSS Placement"). In consideration of the services rendered by PSS, PSS was paid 6% of gross proceeds, plus expenses, for a total of $41,625, and also received a warrant entitling PSS to purchase 17,500 shares of the Company's common stock at $3.62 per share which is exercisable on January 1, 2004. Each of the warrants issued to SMH and PSS includes a cashless exercise option, pursuant to which the holder thereof can exercise the warrant without paying the exercise price in cash. If the holder elects to use this cashless exercise option, it will receive a fewer number our shares than it would have received if the exercise price were paid in cash. The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the applicable warrant. The Company intends to use the proceeds from the transaction for general corporate purposes.

      The buyers of the I and II Shares have represented to the Company that they purchased the I and II Shares for their own account, with the intention of holding the I and II Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the I and II Shares. The I and II Shares were offered and sold to the buyers in reliance upon Regulation D, which provides an exemption from registration under
Section 4(2) of the 1933 Act. Each buyer has represented to the Company that he or she is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

Short-Term Debt

      Crossman Loan

      On February 7, 2003 and on February 13, 2003, the Company entered into a loan agreement with Marc Crossman, then a member of the Company's Board of Directors and now also the Company's Chief Financial Officer. The loan was funded in two phrases of $250,000 each on February 7, 2003 and February 13, 2003 for an aggregate loan value of $500,000. In the event of default, each loan is collateralized by 125,000 shares of the Company's common stock as well as a general unsecured claim on the assets of the Company, subordinate to existing lenders. Each loan matures six months and one day from the date of its respective funding, at which point the principal amount loaned and any unpaid accrued interest is due and payable in full without demand. The loan carries an 8% annualized interest rate with interest payable in equal monthly installments. The loan may be repaid by the Company at any time during the term of the loan without penalty. Further, the Company has the option to extend the term of the loan for an additional period of six months and one day at anytime before maturity. The disinterested directors of the Company approved the loan from Mr. Crossman. As of August 30, 2003 and prior to the maturity of the loan, the Company elected to extend the term of the loan for an additional period of six months and one day.

      On August 30, 2003, the Company amended its financing agreements with CIT. At end of the Third Quarter 2003, the Company had a loan balance with CIT of $5,757,000 all of which was collateralized against non- recourse factored receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further discussion of the Company's financing agreements with CIT.

Long-Term Debt

      Long-term debt consists of the following (in thousands):

      The first mortgage loan, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, TN (with a carrying value of $1,151,000 at August 30, 2003), and by an assignment of key-man life insurance on the President of the Company, Pat Anderson, in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2010. The loan is also guaranteed by the Small Business Administration ("SBA"). In exchange for the SBA guarantee, the Company, Innovo, Nasco Products International, Inc., a wholly-owned subsidiary of the Company, and the President of the Company, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

      In connection with the acquisition of the knit division from Azteca (which, as noted below, is controlled by significant shareholders of the Company, Hubert and Paul Guez), the Company issued two promissory notes in the face amounts of $1.0 million and $2.6 million, which bear interest at 8.0% per annum and require monthly payments of $20,276 and $52,719, respectively. The notes have a five-year term and are unsecured.

      The $1.0 million note was subject to adjustment in the event that the actual net sales of the Company's newly formed knit division did not reach $10.0 million during the 18-month term following the closing date of the Acquisition. The principal amount was to be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of the Company's newly formed knit division during the 18 months following the closing date of the Acquisition. For the 18-month period following the closing of the knit acquisition, nets sales for the knit division exceeded the $10 million threshold.

      Both notes state that, in the event that the Company determines, from time to time, at the reasonable discretion of the Company's management, that its available funds are insufficient to meet the needs of its business, the Company may elect to defer the payment of principal due under the promissory notes for as many as six months in any one year (but not more than three consecutive months) and as many as eighteen months, in the aggregate, over the term of the notes. The term of the notes shall automatically be extended by one month for each month the principal is deferred, and interest shall accrue accordingly.

      At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to the Company for the exercise of issued and outstanding stock warrants of the Company that are owned by Azteca or its affiliates (including the Commerce Investment Group) prior to the closing date of the acquisition.

      In connection with the purchase of the Blue Concepts division from Azteca, IAA issued a seven-year promissory note for $21,800,000 (the "Note"). The Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allow the Company, upon shareholder approval, to convert a portion of the Note into equity through the issuance of 3,125,000 shares of Company common stock valued at the greater of $4.00 per share or the market value of the Company's common stock on the day prior to the date of the shareholder meeting at which approval for this conversion is sought (the "Conversion Price"). In the event shareholder approval is obtained, the Note will be reduced by an amount equal to the product of the Conversion Price and 3,125,000, so long as the principal amount of the Note is not reduced below $9.3 million and the shares issued pursuant to the conversion will be subject to certain lock-up periods.

      In the event that sales of the Division fall below $70 million during the first 17 month period ("Period I") following the closing of the acquisition, or $65 million during the 12 month period ("Period II") following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Note and/or the return of certain locked-up shares of the Company's common stock. In the event the Note is reduced during Period I and the sales of the Division in Period II are greater than $65 million, the Note shall be increased by half of the amount greater than $65 million, but in no event shall the Note be increased by an amount greater than the decrease in Period I.

      In the event the principal amount of the Note needs to be reduced beyond the outstanding principal balance of such Note, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to the Company. For these purposes, the locked-up shares shall be valued at $4.00 per share. Additionally, if during the 12 month period following the closing, AEO is no longer a customer of IAA, the locked-up shares will be returned to the Company, and any amount remaining on the balance of the Note will be forgiven.

      In the event the revenues of IBC decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Note and any and all Locked Up Shares shall be returned to the Company.

      The following table sets forth the Company's contractual obligations and commercial commitments as of August 30, 2003:

                                                            08/30/03    11/30/02
                                                            --------    --------

First mortgage loan on Springfield property                 $    490    $    558
Promissory note to Azteca                                     21,800          --
Promissory note to Azteca                                        647         786
Promissory note to Azteca                                      1,682       2,043
                                                            --------    --------
Total long-term debt                                        $ 24,619    $  3,387
Less current maturities                                          802         756
                                                            --------    --------
                                                            $ 23,817    $  2,631
                                                            ========    ========

Contractual Obligations

                                                                              Payments Due by Period
                                                  -----------------------------------------------------------------------------
                                                      Total      Less than 1 year   1-3 years       4-5 years     After 5 years
-------------------------------------------------------------------------------------------------------------------------------
Long Term Debt                                     24,620,000         189,000       5,554,000       9,281,000       9,596,000
Operating Leases                                    2,652,000         122,000         935,000       1,595,000              --
Other Long Term Obligations-Minimum Royalties       3,496,000         129,000       2,302,000       1,065,000              --

Recent Acquisitions and Licenses

      Itochu Distribution and License Agreement. On July 1, 2003, Joe's entered into a Master Distribution and Licensing Agreement ("Distribution and Licensing Agreement") with Itochu, pursuant to which Itochu obtained certain manufacturing, licensing rights for the "Joe's" and "Joe's Jeans" trademarks.

      The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe's apparel products ("Joe's Products"), including but not limited (i) a non-exclusive right to use the Joe's and Joe's Jeans marks in connection with the manufacture of certain licensed Joe's and Joe's Jeans products ("Licensed Products") throughout the world, and an exclusive right to use the Joe's and Joe's Jeans marks to manufacture the Licensed Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe's Products ("Imported Products" ) into Japan. These Imported Products will be purchased directly from Joe's, with Itochu being obligated to purchase a minimum of $5.75 million of Joe's Pover the 42 month term of the Agreement. Additionally, Itochu shall have the right to develop, produce and distribute certain apparel products bearing the Joe's and Joe's Jeans marks for which Joe 's shall receive a running royalty payment for each contract year equal to the aggregate amount of 6% of the net sales of all bottoms for both men and women of the Licensed Products, and 5% of the net sales of all tops for both men and women of the Licensed Products.As a part of the transaction, Itochu agreed to purchase the existing inventory of JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ.

      The Company will continue to operate JJJ until all operations have ceased, including the fulfillment of existing purchase orders from customers and the collection of all outstanding accounts receivables. Upon the cessation of all operating activities, the Company intends to dissolve the JJJ subsidiary. The Company will continue to sell product in Japan through its licensing and distribution agreement with Itochu.

      The Company believes that Itochu Distribution and License Agreement allows the Company to more expediently grow the Joe's and Joe's Jeans brand and business in Japan because Itochu, as a local Japanese corporation, is better suited to market and distribute the Joe's and Joe's Jeans products in accordance with cultural tastes and norms compared to JJJ which was controlled and operated out of Los Angeles, California. We further believe that Itochu is well suited and capable of developing additional products suited to the local environment, which we will benefit from through additional royalty payments.

      There exists no common ownership between the Company, its affiliates or subsidiaries with Itochu, nor was compensation paid in the form of equity securities for any portion of the Itochu transaction.

      Blue Concepts Acquisition. On July 17, 2003, IAA entered into an asset purchase agreement ("APA") with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the Blue Concepts division (the "Division") of Azteca. The Division sells primarily denim jeans to AEO, a national retailer. Hubert Guez and Paul Guez, substantial stockholders of the Company, together have a controlling interest in Azteca. As of October 14, 2003, Hubert Guez and his affiliates beneficially owned approximately 21% of the Company's common stock on a fully diluted basis.

      Pursuant to the terms of theAPA, IAA paid $21.8 million for the Division, subject to adjustment as noted below. pursuant to the APA, IAA mployed all of the existing employees of the Division but did not assume any of the Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year promissory note (the "Note"). See "Management's Discussion & Analysis--Long Term Debt" for further discussion of the terms of the Note.

      As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca ("AZT"), entered into a two-year, renewable, non-exclusive supply agreement ("Supply Agreement") for products to be sold by Division. Under the terms of the Supply Agreement, the Company has agreed to market and sell the products to be purchased from AZT to certain of its customers, more particularly the customers of the Division. In addition to the customary obligations, the Supply Agreement requires that: (i) the Company shall submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) the Company shall give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT shall receive payment immediately upon receipt by the Company of invoices for its purchase orders; (iv) the Company shall have a guaranteed profit margin on a "per unit" basis; and (v) the products to be supplied shall be subject to quality control measures by the Company and by the customer of the Division.

      Management and the board of directors entered into the Blue Concepts acquisition for the following reasons: (i) was able to enter into an acquisition with a seller with which the Company has a long-standing relationship; (ii) was able to acquire a profitable business that has (x) a financial history of producing conservative profit margins with significant revenues; (iii) a strong customer relationship with AEO, (iv) the manufacturing relationships to produce effectively and efficiently; and (v) was able to acquire the personnel and talent of a profitable business. Further, although there can be no assurance the Division is expected to increase the Company's revenue growth and is expected to maintain positive cash flows. In the Third Quarter 2003, the Division accounted for $5,772,000, or 26% of our net revenue. Furthermore, the APA protects the Company if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million. See "Management's Discussion & Analysis--Long Term Debt" for further discussion of the above referenced "downside" protections.

      As noted above, Azteca is controlled by significant shareholders of the Company, Hubert Guez and Paul Guez, brothers who were also individual parties to the transaction.

Manufacturing, Warehousing and Distribution

      The Company no longer manufactures any apparel or accessory products. All of the Company's products are manufactured by independent contractors located in Los Angeles, Mexico and the Far East, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer. In the nine months ending August 30, 2003, 19% of the Company's apparel and accessory products were manufactured outside of North America. The rest of our accessory and apparel products were manufactured in the United States (14%) and Mexico (66%). All of our products manufactured in Mexico are manufactured by Azteca or its affiliates. In the three months ending August 30, 2003, 22% of the Company's apparel and accessory products were manufactured outside of North America. The rest of our accessory and apparel products were manufactured in the United States (15%) and Mexico (63%). Through the nine months ending August 30, 2003, all of our products manufactured in Mexico were manufactured by Azteca or its affiliates. As discussed above, Azteca is controlled by significant shareholders of the Company, Hubert Guez and Paul Guez.

      In the summer of 2000, the Company entered into a group of transactions with Azteca and its affiliates and principals. Pursuant to the terms of transactions, Azteca's principals, through an investment company named Commerce Investment Group ("CIG"), purchased from the Company common stock and warrants which resulted in CIG and its affiliates owning approximately 25% of the Company's outstanding common stock with the potential to acquire additional common stock through the exercise of the issued warrants.

      Additionally as part of the transactions, the Company entered into a supply agreement with Azteca and a distribution agreement with Apparel Distribution Services ("ADS"), an Azteca affiliate. As contemplated under the agreements, the Company agreed to purchase its accessory craft products, which primarily consists of denim tote bags and aprons, from Azteca and to have ADS distribute all of the Company's accessory products out of ADS's Los Angeles, CA distribution facility.

      The strategic partnership entered into with Azteca allowed the Company to close its domestic manufacturing and distribution facilities and to move forward with its goal over diversifying its product mix and offerings to include apparel products as opposed to only accessory products. This goal was obtained with the Company's creation of the Joe's and Joe's Jeans brand, which was created to design and market high denim apparel products.

      The strategic partnership created with Azteca allowed the Company to quickly enter the denim apparel market and to grow its accessory craft business. During the Third Quarter 2003, a vast majority of our apparel products sold were denim products which we purchased from Azteca or its affiliates. The combined accessory, craft and denim apparel products purchased from Azteca or its affiliates during the nine months ending August 30, 2003 was approximately $23,228,946 or 66% of the manufactured products purchased by us in such period.

      During the nine months ending August 30, 2003, the Company significantly diversified its apparel products to include a wide array of apparel products including but not limited to denim products. These non-denim products, however including some denim products, are purchased from third party independent suppliers, including Azteca and/or its affiliates. While the Company now uses numerous suppliers to meet its needs, the Company intends to continue to take advantage of Azteca's expertise with denim products if it is in the Company's best interest. Should the Company, due to unforeseen circumstances that may occur in the future, be unable to utilize the services for manufacturing, warehouse and distribution provided by Azteca and/or its affiliates, such inability may adversely affect the Company's operations until the Company is able to secure manufacturing, warehousing and distribution arrangements with other suppliers that could provide the magnitude of services to the Company that Azteca and its affiliates currently provide.

Licenses

      On July 14, 2003, Joe's consummated a licensing and distribution agreement with Itochu Corporation ("Itochu") of Japan pursuant to which Itochu has been granted the licensing and distribution rights for the Joe's trademark and Joe's products in the Japanese marketplace. See "See Note 7--Subsequent Events in the Notes to the Consolidated Financial Statements" and "Management's Discussion and Analysis--Recent Acquisitions" for a further discussion of the Itochu licensing and distribution agreement.

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

Management's Discussion of Critical Accounting Policies

      Management believes that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, management cautions that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in
Note 2 - "Summary of Significant Accounting Polices" of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2002 are also important to an understanding of our financial statements. The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition

      Revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point. Sales returns must be approved by the Company and are typically only allowed for damaged goods. Such returns have historically not been material.

      Certain reclassifications have been made to prior year presentation to conform to the current year. Specifically, in 2003, the Company reclassified certain freight charges it incurs to bring goods into its warehouse from suppliers and to deliver goods to its customers. In the aggregate, for the third quarter ended August 31, 2002, the Company reclassified $126,000 from SG&A to cost of goods sold and for the nine month period ended August 30, 2002 the Company reclassified $309,000 from SG&A to cost of goods sold.

      Further, with respect to discounts, the Company does not offer any slotting fees or buydown programs. Estimates are not used in these arrangements. Instead, the discount is calculated based on agreed upon percentages. The Company treated these arrangements as a reduction of revenues during the years ended November 30, 2002 and December 1, 2001. During the years ended November 30, 2002 and December 1, 2001, allowances for trade discounts, when calculated as a percentage of sales, were recorded as a reduction of gross sales in the same period the sale was recorded. In prior years, all allowances for trade discounts were recorded as a component of selling, general and administrative expenses.

      Shipping and Handling Costs

      The Company has outsourced some of its distribution needs to the Commerce Investment Group, an affiliated company. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases the Company is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $243,000 and $355,000 for the three months ended August 30, 2003 and August 31, 2002, respectively. For the nine months ended August 30, 2003 and August 30, 2002, shipping and handling costs were approximately $538,000 and $660,000, respectively.

      Accounts Receivable--Allowance for Returns, Discounts and Bad Debts

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

      As of August 30, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $311,000 compared to $383,000 at November 30, 2002.

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

      Valuation of Long-lived and Intangible Assets and Goodwill

      The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

      o a significant underperformance relative to expected historical or projected future operating results;

      o a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

      o     a significant negative industry or economic trend.

      When the Company determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. No impairment indicators existed as of August 30, 2003.

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

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148), which amends SFAS No. 123, "Accounting for Stock-Based Compensation". Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not change its method of accounting for stock-based employee compensation and has provided the new disclosure beginning with its quarterly report for the period ended May 31, 2003.

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

Engagement of Research Firm

      In or about February 2002, the Company engaged Barrow Street Research, Inc. ("Barrow"), an independent New York City-based research firm to prepare and issue a basic research report on the Company [to better inform the investing public of the Company's long term prospects]. The Company paid Barrow $6,000.00 for writing and disseminating its report, inclusion of the report on Barrow's website for the remainder of 2002, as well as continued coverage of the Company by Barrow in 2002, which included a mid-year update of the Company's prospects. The Company also engaged Barrow to prepare a business plan for the Company. The Company paid Barrow $13,209.00 for (i) the preparation of the business plan and
(ii) reimbursement of expenses. The Company did not, at any time, issue Company securities to Barrow as compensation for its services and is not aware of any holdings of Company securities by Barrow or its affiliates. The Company currently does not have any relationships, financial or otherwise, with any research firms that publish reports about the Company.

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

      Interest Rate Risk

      The Company's long-term debt bears a fixed interest rate. However, because the Company's obligations under its receivable and inventory financing agreements bear interest at floating rates (primarily JPMorgan Chase prime rate), the Company is sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates that affect the Company's financial instruments would have a $24,000 impact on earning or cash flows during the next fiscal year.

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

      Manufacturing and Distribution Relationships

      The Company purchases a significant portion of finished goods and obtains warehousing and distribution services from Commerce Investment Group and obtains credit terms which the Company believes are favorable. The loss of Commerce Investment Group as a vendor or material changes to the terms could have an adverse impact on the business. See "Management's Discussion & Analysis--Manufacturing, Warehousing, and Distribution" for further discussion of the Company's use of Commerce Investment Group and its affiliates for such services.

ITEM 4. CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Security Exchange Act of 1934. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that, as of August 30, 2003, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no significant changes in the Company's internal controls over financial reporting or other factors during the fiscal quarter ended August 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      NONE

ITEM 2. CHANGES IN SECURITIES

      During the third quarter ended August 30, 2003, the Company consummated two private placements of its common stock to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), resulting in net proceeds of $9,343,075, after all commissions and expenses (including legal and accounting) to the Company. The first private placement, completed on July 1, 2003 to 34 accredited investors raised net proceeds of $8,750,922 at $3.33 per share. The Company issued 2,835,481 shares ("I Shares") as a result of the first private placement, which resulted in an 18.6% increase in our shares of common stock immediately outstanding prior to this issuance. Sanders Morris Harris, Inc. ("SMH") acted as the placement agent on a best efforts basis for the first private placement ("SMH Placement"). In consideration of the services rendered by SMH, SMH was paid 7% of the gross proceeds, plus expenses, for a total of $690,929.64, and also received a five year warrant entitling SMH to purchase 300,000 shares of common stock at $4.50 per share which becomes exercisable on January 1, 2004. The second placement was completed on August 29, 2003, and raised net proceeds of $591,875 at $3.62 per share. The Company issued 175,000 shares ("II Shares" and together with the I Shares the "I and II Shares") to 5 accredited investors as a result of the second private placement, which resulted in a 0.9% increase in our shares of common stock outstanding prior to this issuance. Pacific Summit Securities ("PSS") acted as the placement agent on a best efforts basis for the second private placement ("PSS Placement"). In consideration of the services rendered by PSS, PSS was paid 6% of gross proceeds, plus expenses, for a total of $41,625, and also received a warrant entitling PSS to purchase 17,500 shares of the Company's common stock at $3.62 per share which becomes exercisable on January 1, 2004. Each of the warrants issued to SMH and PSS includes a cashless exercise option, pursuant to which the holder thereof can exercise the warrant without paying the exercise price in cash. If the holder elects to use this cashless exercise option, it will receive a fewer number our shares than it would have received if the exercise price were paid in cash. The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the applicable warrant. The Company intends to use the proceeds from the transaction for general corporate purposes.

      The buyers of the I and II Shares have represented to the Company that they purchased the I and II Shares for their own account, with the intention of holding the I and II Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the I and II Shares. The I and II Shares were offered and sold to the buyers in reliance upon Regulation D, which provides an exemption from registration under
Section 4(2) of the 1933 Act. Each buyer has represented to the Company that he or she is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE.

ITEM 5. OTHER INFORMATION

      On July 15, 2003, the Board of Directors elected Kent A. Savage and Vincent Sanfilippo to serve on our Board, thereby increasing the size of our Board from seven to nine. With the appointment of Messrs. Savage and Sanfilippo to our Board, a majority of our directors would qualify as "independent" under the proposed NASDAQ listing requirements.

      On June 20, 2003, the Company announced the hiring and appointment by the Board of Directors of Shane Whalen as Chief Operating Officer.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

            4.1 Placement Agent Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 23, 2003 (incorporated by reference from Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

            4.2 Common Stock Purchase Warrant Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 30, 2003 (incorporated by reference from Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

            4.3 Registration Rights Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. Placement Purchasers dated June 30, 2003 (incorporated by reference from Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended May 31,
                  2003).

            4.4 Placement Agent Agreement between Innovo Group Inc. and Pacific Summit Securities dated July 30, 2003, as amended on August 6, 2003 (filed herewith).

            4.5 Common Stock Purchase Warrant Agreement between Innovo Group Inc. and Pacific Summit Securities dated August 29, 2003 (filed herewith).

            4.6 Registration Rights Agreement between Innovo Group Inc. and Pacific Summit Securities Placement Purchasers dated August 29, 2003 (filed herewith).

            10.1 Asset Purchase Agreement by and between Innovo Azteca Apparel, Inc. and Azteca Production International, Inc., Hubert Guez and Paul Guez dated July 17, 2003 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2003).

            10.2 Supply Agreement by and between Distribution Agreement by and between Innovo Azteca Apparel, Inc. and AZT International SA dE CV dated July 17, 2003 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2003).

            10.3 Master Distribution and Licensing Agreement between Joe's Jeans, Inc. and Itochu Corporation dated July 10, 2003 (filed herewith).

            10.4 Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services (filed herewith).

            10.5 Factoring Agreement dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services (filed herewith).

            10.6 Factoring Agreement originally dated June 1, 2001 between Innovo, Inc. and CIT Commercial Services (filed herewith).

            10.7 Inventory Security Agreement dated August 20, 2002 between Joe's Jeans, Inc. and CIT Commercial Services (filed herewith).

            10.8 Inventory Security Agreement dated August 20, 2002 between Innovo Azteca Apparel, Inc. and CIT Commercial Services (filed herewith).

            10.9 Inventory Security Agreement dated August 20, 2002 between Innovo, Inc. and CIT Commercial Services (filed herewith).

            10.10 Amendment effective April 11, 2003 to Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services (incorporated by reference from Exhibit 10.6, to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

            10.11 Amendment effective April 11, 2003 to Factoring Agreement dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services (incorporated by reference from Exhibit 10.7, to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

            10.12 Amendment effective April 11, 2003 to Factoring Agreement dated June 1, 2001 between Innovo, Inc. and CIT Commercial Services (incorporated by reference from Exhibit 10.8, to the Quarterly Report on Form 10-Q for the quarter ended May 31,
                  2003).

            31.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 90 of the Sarbanes-Oxley Act of 2002.

      (b)         Reports on Form 8-K

      Date                          Purpose

      June 17, 2003           To report: presentation slides to be used at
                              investor meetings on June 17, 18, and 19 2003 titled (1) Raise the Joe's Jeans Brand to the Next
                              Level, (2) Organic & Acquisition Growth, (3) 2004
                              Branded Apparel Growth Model (4) Building on the
                              Apparel Lines, (5) Guidance 2003 - Including Pro
                              Forma for Potential Purchase of Blue Concepts
                              Division, and (6) Continued Growth in 2004.

      July 15, 2003           To report: a press release dated July 15, 2003
                              announcing the Company's earnings for the third quarter ended May 31, 2003.

      August 1, 2003          To report: (1) the Asset Purchase Agreement by and
                              between Innovo Azteca Apparel, Inc. and Azteca
                              Production International, Inc., Hubert Guez and
                              Paul Guez dated July 17, 2003; and (2) the election of Kent A. Savage and Vincent Sanfilippo to the Board of Directors of the Company.

      Septemeber 20, 2003     To report: amendment to report on Form 8-K dated
                              July 18, 2003 to include financial statements of the Blue Concepts Division of Azteca Production
                              International, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INNOVO GROUP INC.


Dated: October 14, 2003                   By: /s/ Samuel Joseph Furrow, Jr.
                                              -----------------------------
                                                Samuel Joseph Furrow, Jr.,
                                                Chief Executive Officer


Dated: October 14, 2003                   By:  /s/ Marc Barry Crossman
                                               -----------------------
                                               Marc Barry Crossman,
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

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

Date: October 14, 2003
                                               /s/ Samuel Joseph Furrow, Jr.
                                               -----------------------------
                                               Samuel Joseph Furrow, Jr.
                                               Chief Executive Officer

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

Date: October 14, 2003
                                                /s/ Marc B. Crossman
                                                --------------------
                                                Marc B. Crossman.
                                                Chief Financial Officer

Exhibit Index

Exhibit No.       Description

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.1

          Certification of Chief Executive Officer of Innovo Group Inc.

      This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended August 30, 2003 of Innovo Group Inc. (the "Issuer").

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

Dated:  October 14, 2003


                                           /s/ Samuel Joseph Furrow, Jr.
                                           -----------------------------
                                           Name: Samuel Joseph Furrow, Jr.

Exhibit No. 31.2

          Certification of Chief Financial Officer of Innovo Group Inc.

      This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and accompanies the quarterly report on Form 10-Q (the "Form 10-Q") for the quarter ended August 30, 2003 of Innovo Group Inc. (the "Issuer").

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

Dated: October 14, 2003


                                        /s/ Marc B. Crossman
                                        --------------------