Form 10-Q/A
period 2003-08-30
INNOVO GROUP INC
filed 2003-10-17
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                               (Amendment No. 1)

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

     Explanatory Note:

     This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 30, 2003, as filed on October 14, 2003. This amendment is being filed for the sole purpose of (i) correcting typographical errors on the Company's Consolidated Condensed Balance Sheets and
(ii) adding Exhibit 10.13 - Trademark License Agreement between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc. dated as of February 13, 2003 and
Exhibit 10.14 - First Amendment to Trademark License Agreement between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc. effective as of September 8, 2003.

     The Company's Consolidated Condensed Balance Sheets inadvertently stated that the par value of our issued and outstanding common stock as of October 30, 2003 and November 30, 2002 was "18,232" and "14,901", respectively, instead of "1,824" and "1,491" for such periods. These typographical errors also affected the amounts reported for "Total Stockholders' Equity" and "Total Liabilities and Stockholders' Equity". The "Total Stockholders' Equity" for October 30, 2003 and November 30, 2002 should have been stated as "12,524" and "5,068", respectively, instead of "28,932" and "5,068" for such periods. The "Total Liabilities and Stockholders' Equity" for October 30, 2003 and November 30, 2002 should have been stated as "41,090" and "15,143", respectively, instead of "57,498" and "28,553" for such periods.

     This report speaks as of the original filing date, and except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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
                                                                       =========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and  accrued expenses                           $   2,947     $   2,438
      Due to related parties                                               1,000         4,250
      Current maturities of long-term debt                                   802           756
                                                                       ---------     ---------
TOTAL CURRENT LIABILITIES                                                  4,749         7,444

LONG-TERM DEBT, less current maturities                                   23,817         2,631

8% Redeemable preferred stock, $0.10 par value: Authorized shares-
5,000, 194 shares (2003) and 194 shares (2002) issued & outstanding           --            --
STOCKHOLDERS' EQUITY
      Common stock, $0.10 par - shares, Authorized 40,000
      Issued and outstanding 18,232 (2003), and 14,901 (2002)              1,824         1,491
      Additional paid-in capital                                          50,009        40,343
      Accumulated deficit                                                (36,031)      (33,507)
      Promissory note-officer                                               (703)         (703)
      Treasury stock                                                      (2,565)       (2,537)
      Accumulated other comprehensive loss                                   (10)          (19)
                                                                       ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                                12,524         5,068
                                                                       ---------     ---------

                TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $  41,090     $  15,143
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

            10.13 Trademark License Agreement between Blondie Rockwell, Inc. and
                  Innovo Azteca Apparel, Inc. dated as of February 13, 2003 (filed herewith)

            10.14 First Amendment to Trademark License Agreement between Blondie
                  Rockwell, Inc. and Innovo Azteca Apparel, Inc. effective as of September 8, 2003 (filed herewith).


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