Form 10-K/A
period 2002-11-30
INNOVO GROUP INC
filed 2003-12-09
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                         Commission file number: 0-18926

                   For the fiscal year ended November 30, 2002

                                INNOVO GROUP INC.

             (Exact name of registrant as specified in its charter)

                    Delaware                              11-2928178
                    --------                              ----------
        (State or other jurisdiction of        (IRS Employer Identification No.)
          incorporation or organization)

  5804 E. Slauson Avenue, Commerce, California                90040
  --------------------------------------------                -----
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant's common stock on the Nasdaq Stock Market, Inc. as of May 31, 2002, the last business day of the registrant's most recently completed second quarter, was $11,596,000.

As of March 14, 2003, 14,901,264 shares of common stock were outstanding.

Documents incorporated by reference: The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant's 2003 annual meeting of stockholders.

     This Amendment No. 2 on Form 10-K/A is being filed by the Registrant to amend the Registrant's Annual Report on Form 10-K, dated March 17, 2003, as previously amended by Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on March 27, 2003 (the "Initial Report"), solely to change the characterization of the Registrant's controls and procedures in Item 14 from "adequate" to "effective". Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 14, as amended, is set forth below.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer/chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

                                           INNOVO GROUP INC.

                                           /s/  Samuel Joseph Furrow, Jr.
                                           ----------------------------------
                                           Samuel Joseph Furrow, Jr.
                                           Chief Executive Officer
                                           Dated: December 9, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature             Title of Capacities          Date
             ---------             -------------------          ----

/s/ Samuel J. Furrow, Sr.          Chairman of the Board
---------------------------        and Director                 December 9, 2003
Samuel J. Furrow, Sr.


/s/ Patricia Anderson Lasko        President and Director       December 9, 2003
---------------------------
Patricia Anderson-Lasko


/s/ Samuel J. Furrow, Jr.          Chief Executive Officer,     December 9, 2003
---------------------------        Director and Principal
Samuel J. Furrow, Jr.              Executive Officer


/s/ Dan Page                       Director                     December 9, 2003
---------------------------
Dan Page


/s/ Marc B. Crossman               Chief Financial Officer,     December 9, 2003
---------------------------        Director, Principal
Marc B. Crossman                   Financial and Accounting
                                   Officer


/s/ John G. Looney                 Director                     December 9, 2003
---------------------------
John G. Looney

/s/ Suhail Rizvi                   Director                     December 9, 2003
---------------------------
Suhail Rizvi

/s/ Kent A. Savage                 Director                     December 9, 2003
---------------------------
Kent A. Savage

/s/ Vincent Sanfillipo             Director                     December 9, 2003
---------------------------
Vincent Sanfillipo

                                                                    Exhibit 31.1

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Samuel Joseph Furrow, Jr., certify that:

1. I have reviewed Amendment No. 2 on Form 10-K/A, which is being filed by the registrant to amend the registrant's Annual Report on Form 10-K, dated March 17, 2003, as previously amended by Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on March 27, 2003 (as so amended, the "Report");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 9, 2003                  /s/  Samuel Joseph Furrow, Jr.
                                        ---------------------------------------
                                        Samuel Joseph Furrow, Jr.
                                        Chief Executive Officer

                                                                    Exhibit 31.2

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marc Barry Crossman, certify that:

1. I have reviewed this Amendment No. 2 on Form 10-K/A, which is being filed by Innovo Group Inc. to amend its Annual Report on Form 10-K, dated March 17, 2003, as previously amended by Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on March 27, 2003 (as so amended, the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4. The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: December 9, 2003                  /s/  Marc Barry Crossman
                                        -----------------------------------
                                        Marc Barry Crossman
                                        Chief Financial Officer

                                                                    Exhibit 32.1

                   SARBANES-OXLEY ACT SECTION 06 CERTIFICATION

          In connection with this Amendment No. 2 on Form 10-K/A, which is being filed by Innovo Group Inc. to amend its Annual Report on Form 10-K, dated March 17, 2003, as previously amended by Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on March 27, 2003. (as amended, the "Report"), I, Samuel Joseph Furrow, Jr., Chief Executive Officer of Innovo Group Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Innovo Group Inc.


Date: December 9, 2003                  /s/  Samuel Joseph Furrow, Jr.
                                        -------------------------------
                                        Samuel Joseph Furrow, Jr.
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                                                    Exhibit 32.2

                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

          In connection with this Amendment No. 2 on Form 10-K/A, which is being filed by Innovo Group Inc. to amend its Annual Report on Form 10-K, dated March 17, 2003, as previously amended by Amendment No. 1 on Form 10-K/A, filed with the Securities and Exchange Commission on March 27, 2003. (as amended, the "Report"), I, Marc Barry Crossman, Chief Financial Officer of Innovo Group Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Innovo Group Inc.


Date: December 9, 2003              /s/ Marc Barry Crossman
                                    ----------------------------------
                                    Marc Barry Crossman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)