Form 10-K
period 2003-11-29
INNOVO GROUP INC
filed 2004-02-27
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended November 29, 2003

                         Commission file number: 0-18926


                                INNOVO GROUP INC.

             (Exact name of registrant as specified in its charter)

             Delaware                            11-2928178
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

              5804 East Slauson Avenue, Commerce, California 90040 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (323) 725-5516

        Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                  Common Stock, $.10 par value (Title of Class)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on the NASDAQ Stock Market, Inc. as of May 30, 2003, was approximately $43,267,092.

The number of shares of the registrant's common stock outstanding as of February 25, 2004 was 25,793,850.

Documents incorporated by reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                INNOVO GROUP INC.

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED NOVEMBER 29, 2003

                                Table of Contents

Item
Number                                                                                         Page
------                                                                                         ----
                                               PART I
Item 1.     Business                                                                               1
Item 2.     Properties                                                                            26
Item 3.     Legal Proceedings                                                                     26
Item 4.     Submission of Matters to a Vote of Security Holders                                   26

                                              PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder                         27
                Matters
Item 6.     Selected Consolidated Financial Data                                                  29
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of            30
                Operations
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                            53
Item 8.     Financial Statements and Supplementary Data                                           54
Item 9.     Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                                              54
Item 9A.    Controls and Procedures                                                               54

                                              PART III

Item 10.    Directors and Executive Officers of the Registrant                                    56
Item 11.    Executive Compensation                                                                56
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                                       56
Item 13.    Certain Relationships and Related Transactions                                        56
Item 14.    Principal Accountant Fees and Services                                                56

                                              PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      57


Signature Page


                                     PART I

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K and in future filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public or shareholder communications that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Managements Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Annual Report on Form 10-K. Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report on Form 10-K. As used in this Annual Report on Form 10-K, the terms "we", "us", "our", and "Innovo Group" refer to Innovo Group Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

ITEM 1. BUSINESS

Our principal business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. We do not manufacture any apparel or accessory products but outsource the manufacturing to third parties. We sell our products to a large number of different retail, distributors and private label customers around the world. Retail customers and distributors purchase finished goods directly from us. Retail customers then sell the product through their retail stores and distributors sell our products to retailers in the international market place. Private label customers outsource the production and sourcing of their private label products to us and then sell through their own distribution channels. Private label customers are generally retail chains who desire to sell apparel and accessory products under their own brand name. We work with our private label customers to create their own brand image by custom designing products. In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these private label buyers for the ability to arrange for the manufacture of apparel and accessory products on a reliable, expeditious and cost-effective basis. Our branded label products, which include accessories and apparel, are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand and/or mark. We then outsource the manufacturing and distribution of the branded products. We sell our branded products to the retail customers or distributors. We are then obligated to pay a certain percentage of royalties on our net sales of the branded products to the licensor. We believe that we have established a reputation for our ability to produce a quality branded product in the marketplace.

We operate our consumer products business through three wholly-owned, operating subsidiaries, Innovo, Inc., or Innovo, Joe's Jeans, Inc., or Joe's, and Innovo Azteca Apparel, Inc., or IAA. Our products are currently manufactured by independent contractors located in Los Angeles, California, Mexico and Asia, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of our warehouse facilities located in Los Angeles or directly from the factory to the customer. For the fiscal year ended November 29, 2003, or fiscal 2003, approximately 22% of our apparel and accessory products were manufactured outside of North America. The rest of our accessory and apparel products for fiscal 2003 were manufactured in the United States (approximately 21%) and Mexico (approximately 57%). All of our products manufactured in Mexico are manufactured by Azteca Productions International, Inc., or Azteca, and/or its affiliates, as discussed below. Azteca is controlled by two of our significant stockholders, Hubert Guez and Paul Guez.

Our operations are comprised of two reportable segments: apparel and accessory, with the operations of our Joe's and IAA subsidiaries representing the apparel segment and our Innovo subsidiary conducting business in the accessory segment. Segment revenues are generated from the sale of consumer products by Joe's, IAA and Innovo. Our corporate activities are represented by the operations of Innovo Group Inc., our parent company, or IGI, and our real estate operations are conducted through our wholly-owned subsidiaries, Leasall Management, Inc., or Leasall, and Innovo Realty, Inc., or IRI. Our real estate operations do not currently require a substantial allocation of our resources and are not a significant part of our management's daily operational functions. Thus, our real estate operations are not currently defined as a distinct operating segment, but are classified as "other" along with our other corporate activities.

Strategic Relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies

Beginning in the summer of 2000, we entered into a series of transactions with two of our significant stockholders, Hubert Guez and Paul Guez, and their affiliated companies, such as Azteca and/or Commerce Investment Group LLC, or Commerce. The Guez brothers and their affiliated companies have in the aggregate more than 50 years of experience in the apparel industry with a specialty in denim apparel and related products. As discussed in greater detail below, our strategic relationship with the Guez brothers and their affiliated companies has had many tangible benefits for us.

Our relationship with the Guez brothers began in the summer of 2000, when the Guez brothers through their affiliated company, Commerce, which the Guez brothers control, invested in our company. Pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants. An investor rights agreement also provides Commerce with a contractual right to nominate three individuals to our board of directors. Commerce has not exercised this right at this time. Based on a Schedule 13D/A filed by Commerce, the Guez brothers and their affiliates with the Securities and Exchange Commission on January 20, 2004, Commerce, the Guez brothers and their affiliates own in the aggregate approximately 17.57% of our common stock.

As part of Commerce's equity investment in our company, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network. Pursuant to a supply agreement and a distribution agreement with Commerce, we agreed to purchase all of our accessory products, which at the time primarily consisted of denim tote bags and aprons, from Commerce and to have Commerce distribute these products out of its Los Angeles distribution facility. Commerce manufactures our accessory products out of its facilities located in Mexico. These agreements were renewed in August 2002 for an additional two year term and are automatically renewed for additional two year terms unless terminated by either party with 90 days notice. See "Note 1 - Business Description - Restructuring of Operations" in the Notes to Consolidated Financial Statements for a further discussion of the equity investment by and the terms of the supply and distribution agreements with Commerce.

The strategic relationship entered into with Commerce allowed us to close our domestic manufacturing and distribution facilities and to move forward with diversifying our product mix and offerings to include apparel products as opposed to only accessory products. In an effort to enter into the apparel market quickly and efficiently we, through IAA, acquired Azteca's knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million. See "Note 3 - Acquisitions - Azteca Production International, Inc. Knit Division" in the Notes to Consolidated Financial Statements for a further discussion of this acquisition.

In February 2001, we continued to expand our apparel business by acquiring a ten-year license for the "Joe's" and "Joe's Jean's" brands from JD Design, LLC and forming our Joe's subsidiary. See "Business - License Agreements and Intellectual Property" for a further discussion of this license agreement. Joe's has exploited this license agreement by creating, designing and marketing high-end denim apparel products. Our strategic relationship with the Guez brothers allowed us to quickly and efficiently exploit this license and enter into the denim apparel market by outsourcing the manufacture and distribution of the denim apparel products created pursuant to the license to Commerce and its affiliates.

During fiscal 2001 and 2002, the combined accessory and denim apparel products purchased from and other services provided by Commerce and/or its affiliates were approximately $5.7 million and $16.0 million, respectively, or 90% and 80%, respectively, of our manufacturing and distribution costs for such periods. During fiscal 2003, our dependence on Commerce and its affiliates decreased for these services but still constituted 68% of our manufacturing and distribution costs for fiscal 2003, or approximately $47.9 million of accessory, craft and denim apparel products from and other services provided by Commerce and/or its affiliates. While we now use additional suppliers to meet our needs, we intend to continue to take advantage of Commerce's expertise with denim products so long as we believe it is in our best interest.

On July 17, 2003, we, through IAA, entered into an asset purchase agreement, or Blue Concept APA, with Azteca and the Guez brothers. Pursuant to the Blue Concept APA, we acquired Azteca's Blue Concept division, or the Blue Concept Division, for a $21.8 million seven-year convertible promissory note, subject to adjustment, or Blue Concept Note. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses and - Long Term Debt" and "Note 9 - Long Term Debt - Promissory Note to Azteca in connection with Blue Concept Division Acquisition" in the Notes to Consolidated Financial Statement" for a further discussion of certain terms of this acquisition and the Blue Concept Note. In accordance with the APA and NASDAQ rules, we are conducting a special stockholders meeting on March 5, 2004, to approve the conversion of approximately $12.5 million of the Blue Concept
Note into a maximum of 4,166,667 shares of our common stock. In addition, as part of the transaction, we entered into another supply agreement with an Azteca affiliate to purchase products to be sold by our Blue Concept Division. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of certain terms of this supply agreement.

We have continued to expand our denim product mix by entering into an assignment with Blue Concept LLC, which is controlled by Paul Guez, for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the owner of the Betsey Johnson(R) brand, for exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts and tops under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. We did not compensate Paul Guez for this assignment.

During fiscal 2003, we moved our headquarters and principal executive offices from 5900 S. Eastern Avenue, Suite 120, Commerce, California 90040 to 5804 East Slauson Avenue, Commerce, California 90040. The 5804 East Slauson Avenue space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca a fee for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space. These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities. In addition, we have verbal agreements with Azteca and/or its affiliates regarding the supply and distribution of other apparel products we sell.

Other Third Party Manufacturers

As discussed above, historically, we have primarily used Commerce and its affiliates for our manufacturing needs. In fiscal 2003, we significantly diversified our apparel products to include a wider array of products, including, but not limited to, denim products. These non-denim products, however, including some denim products, are purchased from third party independent suppliers, including, Commerce and/or its affiliates. While we now use numerous suppliers to meet our needs, we intend to continue to take advantage of Commerce's and its affiliate's expertise with denim products if it is in our best interest.

Headquarters

As discussed above, our headquarters and principal executive offices are located at 5804 East Slauson Avenue, Commerce, California 90040 and our telephone number at this location is (323) 725-5516. We also have operational offices and/or showrooms in Los Angeles, New York, Knoxville, and Hong Kong and third party showrooms in New York, Los Angeles, Tokyo and Paris.

General Development of Business

Innovo, a Texas corporation, was formed in April 1987 to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets. In 1990, Innovo merged into Elorac Corporation, a "blank check" company, which was renamed Innovo Group Inc., a Delaware corporation.

In 1991, we acquired the business of NASCO, Inc., or NASCO, a Tennessee corporation, a manufacturer, importer and distributor of sports-licensed sports bags, backpacks, and other sporting goods, located in Springfield, Tennessee. NASCO, subsequently renamed Spirco, Inc., or Spirco, was also engaged in the marketing of fundraising programs to school and youth organizations. The fundraising programs involved the sale of magazines, gift wraps, food items and seasonal gift items.

In 1992, we formed NASCO Products International, Inc., or NPII, a Tennessee corporation. NPII was formed to focus on the distribution of Innovo Group's accessory products in the international marketplace. NPII does not currently have any business activities and we are in the process of dissolving NPII.

In 1993, we sold the youth and school fundraising business of Spirco to QSP, Inc. During its fiscal year ending 1992, Spirco had incurred significant trade debt from the losses it incurred in marketing fundraising programs and from liabilities incurred by NASCO prior to its acquisition by us that were not disclosed at that time. On August 27, 1993, Spirco filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither we, nor Innovo, nor NPII were a party to such bankruptcy filing by Spirco. Spirco's plan of reorganization was confirmed by the court on August 5, 1994, and became effective on November 7, 1994.

In 1994, we formed Leasall, a Tennessee corporation. Leasall acquired Spirco's equipment and plant and assumed the related equipment and mortgage debt. Leasall still owns and leases to third parties the plant purchased from Spirco, which served as our former headquarters in Springfield, Tennessee. Subsequent to the bankruptcy reorganization, we merged Spirco into us. This merger resulted in us acquiring direct ownership in the remaining assets of Spirco that Leasall did not purchase. The Spirco claims, which we had guaranteed, received full payment through the issuance of shares of our common stock.

In the latter part of 1998, we closed our domestic manufacturing and distribution facilities in Springfield, Tennessee and relocated our corporate headquarters, manufacturing and distribution facilities to Knoxville, Tennessee. We closed the Springfield facility based on our need for a more suitable facility for our manufacturing needs as well as our need, at that particular time, for a more skilled labor force to meet our production requirements. Additionally, in 1998, we brought in additional investors and new management, and these individuals resided in Knoxville, Tennessee.

During fiscal 2000, we restructured our operations by closing our domestic manufacturing and distribution facilities in Knoxville, Tennessee and realigning our operational structure to focus on sales and marketing. We also raised additional working capital and converted certain indebtedness into equity. The restructuring was undertaken as a condition to the equity investment by Commerce. In an effort to reduce product costs and increase gross profit, we shifted our manufacturing to third-party foreign manufacturers, a majority of which included Commerce's affiliates, and outsourced our distribution to Commerce's affiliates in an effort to increase the effectiveness and capacity of our distribution network. See "Business - Strategic Relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies" and "Note 1 - Business Description - Restructuring of Operations" in our Notes to Consolidated Financial Statements for a further discussion of our relationship with the Guez brothers and the equity investment by and the terms of the supply and distribution agreements with Commerce.

In February of 2001, we acquired from JD Design LLC, or JD Design, the license rights to the JD logo and the Joe's Jeans(R) mark for all apparel and accessory products. In connection with this acquisition, in March of 2001, we formed Joe's Jeans, Inc., or Joe's, a Delaware corporation, to focus on the design, production and worldwide marketing of high fashion apparel products bearing the "Joe's Jeans" brand. See "Note 3 - Acquisitions - Joe's Jeans License" in the Notes to the Consolidated Financial Statements.

In August of 2001, we, through our newly formed wholly-owned subsidiary, IAA, acquired Azteca's knit apparel division in order to enter into the apparel and design business for the private label and retail market. See "Note 3 - Acquisitions - Azteca Productions International, Inc. Knit Division" in the Notes to the Consolidated Financial Statements.

In April 2002, we, through our newly formed wholly-owned subsidiary, IRI, to facilitate the purchase of limited partnership interests, which limited partnerships were investing in real estate apartment complexes located throughout the United States. See "Business-Real Estate Transactions" for a further discussion of IRI's limited partnership interests.

In May 2002, Joe's formed Joe's Jeans Japan, Inc., or JJJ, a Japanese corporation, to facilitate the distribution of the Joe's(R) and Joe's Jeans(R) brand in Japan. On July 1, 2003, Joe's entered into a Master Distribution and Licensing Agreement, or Distribution and Licensing Agreement, with Itochu Corporation, or Itochu, pursuant to which Itochu obtained certain manufacturing and licensing rights for the Joe's(R) and Joe's Jeans(R) marks. See "Business -License Agreements and Intellectual Property" for a further discussion of the Distribution and Licensing Agreement with Itochu.

Additionally, in May 2002, Innovo formed Innovo Hong Kong Limited, or IHK, a Hong Kong corporation. IHK was formed to assist our accessory division with the design, development and sourcing of accessory products out of East Asia. IHK also acts as the overseas base for apparel sourcing by virtue of its location in Hong Kong.

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement for the Bow Wow license, granting IAA the right to produce and market products bearing the mark and likeness of the popular stage and screen performer, Bow
Wow, formerly known as Lil' Bow Wow. See "Business -License Agreements and Intellectual Property" for a further discussion of the Bow Wow License.

On February 13, 2003, IAA entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish(TM) mark for use with the production and distribution of apparel and accessory products. See "Business -License Agreements and Intellectual Property" for a further discussion of the Fetish(TM) license.

On July 17, 2003, IAA entered into the Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the Blue Concept Division from Azteca. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Long Term Debt" for further discussion of the terms of the acquisition of the Blue Concept Division from Azteca.

During fiscal 2003, we consummated five private placements of our common stock resulting in net proceeds of approximately $17,540,000, after deducting commissions. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Equity Financings" and Item 5 "Market for
Registrant's Common Equity and Related Stockholder Matters" for a further discussion of the terms of our equity financings.

Due to our growth during the past three years, in addition to the five private placements of our common stock discussed above, we entered into a series of transactions to provide us with additional working capital. On June 1, 2001 and September 10, 2001, we, through our three main operating subsidiaries, Joe's, Innovo, and IAA, entered into a financing agreement with CIT Commercial Services, a unit of CIT Group, Inc., or CIT for the factoring of our account receivables. In August 2002, Joe's and Innovo entered into inventory and security agreements with CIT which established inventory based lines of credit for Joe's and Innovo. As a result of the need for additional working capital, on or about June 10, 2003, we amended our existing financing facilities, to be effective as of April 11, 2003, with CIT. We have also established a letter of credit facility with CIT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

Summary of Significant Fiscal 2003 Developments

General Overview

Our net sales increased to $83,129,000 in fiscal 2003 from $29,609,000 in fiscal 2002, or a 181% increase. This increase is primarily attributable to the following factors: (i) first time sales of our Fetish(TM) and Shago(R) branded products; (ii) sales generated from the Blue Concept Division that we acquired in July 2003; and (iii) continued growth in the developing, sourcing and distributing of our existing products, such as Joe's Jeans, to new and existing customers. Our significant net sales increase of 181% was substantially offset by the initial expenses incurred for this growth, such as: (i) wages from new hiring needs to support the development of the Fetish(TM) by Eve and Shago(R) by Bow Wow lines; (ii) increased payroll expenses from the employees we absorbed in connection with the Blue Concept Division acquisition; (iii) excess inventory purchased for Fetish(TM) and Shago(R) products; and (iv) inventory writedowns within Joe's and Innovo caused by operational and distribution inefficiencies. As a result of these and other costs, as well as the necessity to write off excess inventory, the result was a net loss of $8,255,000 for fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our financial performance in fiscal 2003.

Accessory

During fiscal 2003, Innovo, which is responsible for our accessory products, grew its business significantly compared to fiscal 2002. The growth is a result of Innovo's increased private label and craft sales, initial distribution of our Fetish(TM) brand of accessories in November 2003. Prior to fiscal 2002, Innovo did not produce fashion accessory products for the private label market. In fiscal 2003, Innovo experienced an increase in net sales to $14,026,000 in fiscal 2003 from $12,072,000 in fiscal 2002, or a 16% increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of Innovo's financial performance for fiscal 2003.

Apparel

         Joe's

During fiscal 2003, Joe's continued to establish domestic and international brand recognition in the high-end fashion apparel industry. In fiscal 2003, sales of Joe's products increased to $11,476,000 in fiscal 2003 from $9,179,000 in fiscal 2002, or a 25% increase. On July 1, 2003, Joe's entered into a Distribution and Licensing Agreement with Itochu pursuant to which Itochu obtained certain manufacturing and licensing rights for the Joe's(R) and Joe's Jeans(R) marks. As a part of the transaction, Itochu agreed to purchase the existing inventory of JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ. As of November 29, 2003, we continued to operate JJJ and will continue to do so until all operations have ceased. Upon the cessation of all operating activities, we intend to dissolve the JJJ subsidiary. We will continue to sell product in Japan through the Distribution and Licensing Agreement with Itochu. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses." See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for further discussion of Joe's financial performance for fiscal 2003.

         IAA

IAA increased its sales to $57,627,000 in fiscal 2003 from $8,358,000 in fiscal 2002, or a 589% increase. The growth is primarily a result of an increase in revenues from IAA's private label division and in part from first time sales of Shago(R) and Fetish(TM) apparel products. See "Business - License Agreements and Intellectual Property" for a further discussion of our license agreements with Bravado International, Inc. for Shago(R) which we entered into in October 2002, and with Blondie Rockwell, Inc. for Fetish(TM) which we entered into in February 2003. A substantial amount of the increase in the revenue from our private label business was a result of our sales subsequent to our acquisition of the Blue Concept Division by IAA. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses. Additionally, on July 17, 2003, our IAA subsidiary entered into an APA with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the Blue Concept Division from Azteca. Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as discussed further in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of the acquisition of the Blue Concept Division from Azteca. The purchase price was paid through the issuance of the Blue Concept Note which is a seven-year convertible promissory note. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Long Term Debt" for further discussion of the terms of the Blue Concept Note. Also, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for further discussion of IAA's financial performance for fiscal 2003.

Principal Products and Revenue Sources

Our products are created and our revenues are derived through sales from our Innovo, IAA, and Joe's subsidiaries in the accessory segment and apparel segment, respectively.

Our net sales by segment for the last three years are shown in the table below:

                                        2003    2002    2001

                Accessories             17%     41%     61%
                Apparel                 83%     59%     39%
                                        --------------------
                Total                   100%    100%    100%
                                        --------------------


Accessory

         Innovo

Innovo, headquartered in Knoxville, Tennessee, designs, develops and markets accessory consumer products such as fashion handbags, purses, wallets, backpacks, duffle bags, sports bags, belts, hats and scarves for department stores, mass merchandisers, specialty chain stores and private label customers. Additionally, Innovo markets craft products including tote bags and aprons to mass merchandisers and craft specialty stores. Innovo's products generally are accompanied by one of Innovo's own logos such as Daily Denim(TM), Dragon Fly Denim(TM), Clear Gear(TM), Friendship(TM) and Tote Works(TM), the brand of a private label customer, or the brand of a third party licensor such as Bongo(R), Shago(R) and Fetish(TM). Innovo's net sales in the accessory segment increased to $14,026,000 in fiscal 2003 from $12,072,000 for fiscal 2002, or a 16%
increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" for a further discussion of Innovo's sales in the accessory segment.

In fiscal 2002, Innovo entered the private label accessory business. As of November 29, 2003, Innovo produced private label products primarily for American Eagle Outfitters, Inc. and Limited Brands, Inc.'s Express division. Private label business accounted for approximately 35% of Innovo's net sales in fiscal 2003 compared to 27% in fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of Innovo's accessory sales. Innovo anticipates continued growth in the private label market as a result of Innovo's ability to provide quality accessory products that are fashionably desirable at competitive prices; however, there can be no assurances that Innovo will be able to increase its market share in the private label business.

While Innovo initially obtained the license rights to the Bongo(R) mark in the second quarter of fiscal 2001, in November 2002, Innovo solidified and extended its relationship with the owner of the Bongo(R) brand, by signing a four-year license agreement with IP Holdings LLC for the Bongo(R) mark. The agreement gives Innovo multi-year extension options based on certain performance criteria for the bag and small pvc/leather goods categories. See "Business - License Agreements and Intellectual Property" for a further discussion of the License Agreement for the Bongo (R) mark. Since that time, Innovo has launched the Bongo(R) line to department stores and specialty stores across the United States, including Sears, Roebuck and Co., Beall's, Inc., Hecht's, Foley's, and Robinsons-May. In fiscal 2003, Innovo's Bongo(R) accessory product line experienced growing demand in the retail marketplace. Gross sales associated with the Bongo(R) product line continued to grow significantly in fiscal 2003 and represented approximately 21% of Innovo's total gross sales for fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" for a further discussion of Innovo's net sales for its Bongo(R) product line.

Innovo's IHK subsidiary is headquartered in Hong Kong and assists Innovo with the development, design and sourcing of the products sold by Innovo to its customers. IHK allows Innovo to minimize the amount of time required to design, develop and source its products, thus allowing Innovo to react quickly to changing markets conditions and to deliver its products in a timely manner.

In addition, in fiscal 2003, as part of our license agreement for the license of the Fetish(TM) brand, our Innovo subsidiary produced Fetish(TM) branded accessories such as purses and wallets. The Fetish(TM) branded accessories accounted for a small percentage of Innovo's overall net sales in fiscal 2003. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Net Sales" for a further discussion regarding sales associated with Fetish(TM) products. See "Business - License Agreements and Intellectual Property" for further discussion of this license agreement.

In fiscal 2003, Innovo experienced increased demand for its craft product lines due to Innovo's ability to increase its business with its existing customers such as Wal-Mart, Michaels Stores, Inc., A.C. Moore Arts & Crafts and added an additional customer, Hobby Lobby. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" for a further discussion of Innovo's sales for its craft product line.

The following are the principal products that Innovo distributes in the United States to the accessory and craft market:

      FASHION ACCESSORY   GENERAL ACCESSORIES       CRAFTS
      -----------------   -------------------       ------
      Purses              Travel and Tote Bags      Tote Bags
      Hand Bags           Waist Packs               Adult and Children's Aprons
      Duffle Bags         Duffle Bags               Christmas Stockings
      Wallets             Stadium Totes/Cushions    Gourmet/BBQ Aprons
      Beach Bags          Insulated Lunch Bags
      Tote Bags           Soft Coolers
      Gloves              Pencil Cases
                          Backpacks
                          Waist Packs
                          Hats
                          Scarves

Apparel

         Joe's

Joe's, headquartered in Commerce, California was formed in 2001 to design, develop, and market high-fashion apparel products under the Joe's(R) and Joe's Jeans(R) brand. Joe's products are typically part of a collection that includes pants, denim jeans, shirts, sweaters, jackets and other apparel products. In fiscal 2002, Joe's focused its efforts on establishing the Joe's brand in both the domestic and international marketplace by continuing to offer its customers and consumers a fashion forward, quality product. In fiscal 2002, Joe's created JJJ in an effort to establish the Joe's brand in the Japanese marketplace. Additionally, in fiscal 2002, Joe's successfully entered the Canadian and European markets through the use of international distributors, and contributed to expand within these markets in fiscal 2003 and expanded distribution to other countries such as Australia and Korea. On July 1, 2003, Joe's entered into a Distribution and Licensing Agreement with Itochu ("Itochu Agreement"), pursuant to which Itochu obtained certain manufacturing and licensing rights for the "Joe's" and "Joe's Jeans" marks. As a part of the transaction, Itochu agreed to purchase the existing inventory of JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ. As of November 29, 2003, we continue to operate JJJ and will continue to do so until all operations have ceased. Upon the cessation of all operating activities, we intend to dissolve the JJJ subsidiary. We will continue to sell our products in Japan through our Distribution and Licensing Agreement with Itochu. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Recent Acquisitions and Licenses."

Joe's believes that it has developed a customer base upon which Joe's can grow its business going forward. Joe's products are sold in the United States and abroad to upscale retailers and boutiques such as Barneys New York, Inc., Bloomingdale's, Inc., Loehmann's, Inc., Nordstrom, Inc., Saks Incorporated, Intermix and Fred Segal in the United States and other complimentary retailers in the international market.

Joe's products are primarily marketed to retailers through third party showrooms located in New York, Los Angeles, and Paris and through its own showroom in Tokyo. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" for a further discussion of Joe's sales.

Joe's product lines include, but are not limited to, the following:

                WOMEN                       MEN
                -----                       ---
                Denim Jeans                 Denim Jeans
                Denim Skirts                Knit Shirts
                Denim Jackets
                Leather Jackets
                Knit Shirts
                Sweaters
                Handbags

         IAA

IAA, headquartered in Commerce, California, was formed in August 2001 to focus on marketing products to the private label apparel market. IAA has since diversified to focus not only on its private label business but also the development of branded apparel products.

As of November 29, 2003, IAA's private label business primarily designed, sourced and marketed denim jeans for Warnaco, Target Corporation's Mossimo brand, and, as part of its acquisition of the Blue Concept Division, to American Eagle Outfitters, Inc., or AEO. Through the Blue Concept Division, IAA sells primarily denim jeans to AEO, a national retailer. IAA's sales increased to $57,627,000 in fiscal 2003 from $8,358,000 in fiscal 2002, or a 589% increase. A large portion of the increase in IAA's sales during fiscal 2003 is attributable to sales generated from AEO since July 2003, the date of the Blue Concepts Division acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" for a further discussion of IAA's sales.

IAA's private label product lines primarily consist of knit tops and denim bottoms for both the men's and women's market. The branded sportswear product lines are focused around fashion oriented tops and bottoms. The product lines include, but are not limited to the following:

                TOPS                               BOTTOMS
                ----                               -------
                Knit Fashion Shirts                Fleece Sweatpants
                Fashion T-Shirts                   Knit Pants
                Basic T-Shirts                     Denim Jeans
                Fleece Sweatshirts                 Velour Pants
                Thermal Pullovers                  Sweat Suits
                Velour Shirts
                Sports Jersey's
                Dresses
                Blouses

Since establishing IAA's branded division and through year ended November 29, 2003, IAA has entered into license agreements with: (1) recording artist and entertainer Bow Wow for the right to produce apparel and accessory products under the Shago(R) mark; (2) the recording artist and entertainer Eve for the right to produce apparel and accessory products under the Fetish(TM) mark; and
(3) Mattel, Inc. for the right to produce apparel and accessory products under the Hot Wheels(R) mark. IAA entered into the license agreement for the Bow Wow license in October of fiscal 2002; the license agreement with Eve in February of 2003; and the license agreement with Mattel in August of 2002. IAA began shipping its Shago(R) apparel and accessory products in May 2003, and its Fetish(TM) apparel and accessory products in August 2003. To date, IAA has not shipped any of its Hot Wheels apparel or accessory products, primarily in response to feedback from retail buyers at the time of the line's launch in August 2003 suggesting that consumer demand for the proposed Hot Wheels(R) product line was insignificant. Pursuant to these license agreements, IAA has the right to sublicense the accessory category to its affiliated subsidiary Innovo. See "Business - License Agreements and Intellectual Property" for a further discussion of the license agreements with Bow Wow, Eve, and Mattel, Inc.

Product Development and Sourcing

Accessory

         Innovo

Innovo develops the designs and artwork for all products through its in-house design staff. Innovo's fashion and licensed accessory products are produced with the logos or other designs licensed from licensors or produced bearing the Innovo's own private brands such as Daily Denim(TM), Clear Gear(TM), Friendship(TM) and Tote Works(TM). See "Business-License Agreements and Intellectual Property" for a further discussion of Innovo's fashion and licensed accessory products.

Innovo markets its craft products, without artwork, to be sold for finishing by retail craft customers. Innovo's craft products are purchased from Commerce or its affiliates. They manufacture our craft products in Mexico and we also import some of our craft products from China. Innovo is obligated, as defined in the supply agreement with Commerce, to purchase all of its craft products from Commerce through August 2004. In fiscal 2003, Innovo purchased approximately $2.7 million of craft products from Commerce.

Innovo's sourcing office, IHK, manages much of the design and development of its products that are sourced out of East Asia. Innovo's products are distributed out of Los Angeles through an agreement with an affiliate of Commerce or the products may be shipped directly to Innovo's customers from the country of origin of the manufactured products.

Innovo obtains its fashion accessory products from overseas suppliers located mainly in China through short term manufacturing agreements. The independent contractors that manufacture our products are responsible for obtaining the necessary supply of raw materials and for manufacturing the products to our specifications. See "Business-Import and Import Restrictions" for further discussion of supply of raw materials and manufacturing.

We primarily utilize overseas contractors that employ production facilities located in China. As a result, our products are subject to certain restrictions imposed by the Chinese government. To date, we have not been adversely affected by such restrictions; however, there can be no assurance that future changes in such restrictions by the Chinese government would not adversely affect us, even if only temporarily, while we shifted production to other countries or regions such as Mexico, Korea, Taiwan or Latin America. As anticipated, in fiscal 2003, all of our sales were derived from imported products that are subject to United States import quotas, inspection or duties. See "Business--Import and Import Restrictions."

Apparel

         Joe's

Joe's product development is managed internally by a team of designers led by Joe Dahan, which is responsible for the creation, development and coordination of the product group offerings within each collection. Joe's typically develops four collections per year for spring, summer, fall and holiday, with certain basic styles offered throughout the year. Joe Dahan is an instrumental part of Joe's design process. The loss of Joe Dahan could potentially have a material adverse impact on Joe's. In the event of the loss of Joe Dahan, Joe's believes it could find alternative sources for the development and design of Joe's products, although there can be no assurances. See "Risk Factors-- The loss of the services of Mr. Joe Dahan could have a material adverse effect on Joe's business."

Joe's products are sourced through Commerce or its affiliates or from domestic contractors generally located in the Los Angeles area. Joe's is not contractually obligated to purchase its products from Commerce. Joe's staff, however, controls the production schedules in order to ensure quality and timely deliveries. Commerce is responsible for the acquisition of the raw materials necessary for the production of Joe's goods. In the event that Commerce is unable to acquire the necessary raw materials, Joe's believes that there are alternative sources from which the raw materials could be acquired. We are currently reviewing the option of sourcing products from international sources and/or directly sourcing the products from domestic suppliers. During fiscal 2003, Joe's purchased approximately $2.2 million of goods from Commerce. See "Business - Strategic Relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies" for a further discussion of the supply agreement with Commerce. In fiscal 2003, Joe's changed its inventory strategy from buying finished goods to buying raw materials and outsourcing the manufacturing of its own goods as a result of no longer being able to purchase finished goods from our domestic supplier. Joe's cost to buy raw materials and outsource the manufacturing of its own goods was significantly higher than its cost to buy finished goods. In the long term, Joe's believes that this alteration in inventory strategy will be beneficial since this inventory strategy should decrease the defects associated second quality goods, which have a lower cost per unit than first quality goods. Sales of second quality goods lead to lower gross margins.

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

         IAA

IAA's private label product development is managed by IAA's internal design and merchandising staff or in conjunction with the design teams of the customer. IAA's products are sourced from Mexico through independent contractors, through Commerce and its affiliates or through independent overseas contractors. During fiscal 2003, IAA purchased approximately $18.2 million of goods from Commerce and its affiliates. See "Business - Strategic Relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies"

IAA's branded division's products are developed by its in-house design team or through the use of independent freelance designers. IAA's branded division sources a majority of its products from Mexico and the Far East, including countries such as China, South Korea, Vietnam and India. IAA's purchases in the international markets will be subject to the risks associated with the importation of these type products. See "Business-Import and Import Restrictions."

IAA relies on Commerce and its affiliates' ability to source and supply its products. IAA expects its reliance on Commerce and its affiliates to decrease in the future as it begins to purchase more of its products from third party suppliers. During fiscal 2003, IAA purchased from Commerce and its affiliates approximately $41.8 million, or 76%, of its products compared to $16.0 million, or 80%, of its products in fiscal 2002.

IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by IIA through the Blue Concept Division. Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly IAA customers of the Blue Concept Division. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Acquisitions and Licenses" for further discussion regarding this supply agreement.

We generally purchase our products in U.S. dollars. However, as a result of using overseas suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. See "Risk Factors - Our business is exposed to domestic and foreign currency fluctuations."

Notwithstanding the supply agreement for craft products with Commerce, we do not have any long-term supply agreements with independent overseas contractors, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements. See "Item 1 - Business Description - Restructured Operations" in the Notes to the Consolidated Financial Statements for a further discussion of the supply agreement with Commerce and its affiliates.

While we attempt to mitigate our exposure to manufacturing, the use of independent contractors does reduce our control over production and delivery and exposes us to the other usual risks of sourcing products from independent suppliers. Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See "Business - Import and Import Restrictions."

License Agreements and Intellectual Property

Accessory

         Innovo

On March 26, 2001, Innovo entered into a two-year exclusive license agreement with Michael Caruso & Company, the original owner of the rights to the Bongo(R) mark, pursuant to which Innovo obtained the right to design, manufacture and distribute bags and small leather/pvc goods bearing the Bongo(R) mark. According to the original terms of the license agreement, the license was to expire on March 31, 2003. However, in November 2002, Innovo entered into an amendment effective April 1, 2003 with IP Holdings LLC, the assignee of the Bongo(R) mark, to extend the term of the license agreement to March 31, 2007. The extended agreement offers Innovo the potential for multi-year extensions tied to certain performance criteria.

Innovo pays a five percent royalty and a two percent advertising fee on the net sales of Innovo's goods bearing the Bongo(R) mark. Pursuant to the terms of the license agreement, Innovo is required to pay minimum royalties in the amount of $312,500 prior to the expiration of the license agreement. In accordance with the terms of the agreement, Innovo has the exclusive right to sell, market, distribute, advertise and promote the Bongo(R) products in the United States, including its territories and possessions, Mexico, Central and South America and Canada. The licensor has the right to terminate the agreement in the event Innovo breaches any material terms of the agreement.

In fiscal 2003, Innovo's collegiate and Major League Baseball sports-licensed accessory products were discontinued because we are placing more time and resources towards developing more fashion oriented product lines that we believe will have greater potential in the marketplace. This cancellation has not had a material adverse effect on Innovo's products or revenues for fiscal 2003, as they represented a small portion of products and revenues in prior years.

Due to the cancellation of its sports-licensed accessory products, Innovo has placed more time and resources towards developing more fashion oriented product lines that Innovo believes will have greater potential in the marketplace. Innovo's craft line includes tote bags imprinted with the E.A.R.T.H. ("EVERY AMERICAN'S RESPONSIBILITY TO HELP") BAG(R) mark. E.A.R.T.H. Bags(R) are marketed as a reusable bag that represents an environmentally conscious alternative to paper or plastic bags. Sales of E.A.R.T.H. Bags(R), while significant in Innovo's early years, have not been significant in the last five years. Innovo still considers the mark to be an asset.

Furthermore, pursuant to the license agreements entered into by IAA, Innovo, as a sublicensee, has the right to produce accessories for the branded label market bearing the Shago(R), Fetish(TM) and Hot Wheels(R) marks pursuant to the terms of those license agreements. See "License Agreements and Intellectual Property - IAA" for a further discussion of the Shago(R), Fetish(TM) and Hot Wheels(R) license agreements.

Apparel

         Joe's

In February 2001, Joe's acquired the license rights to the JD logo and the Joe's Jeans(R) mark for all apparel and accessory products. The license agreement with JD Design, LLC, or JD Design, has a ten-year term with two ten-year renewal periods upon there being no material default at the end of each period. Additionally, pursuant to the terms of the agreements, Joe Dahan is to receive a three percent royalty on the net revenues of sales of Joe's(R) and Joe's Jeans(R) products, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.

On July 1, 2003, Joe's entered into a Distribution and Licensing Agreement with Itochu, pursuant to which Itochu obtained certain manufacturing and licensing rights for the "Joe's" and "Joe's Jeans" marks. As a part of the transaction, Itochu agreed to purchase the existing inventory of JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ. As of November 29, 2003, we continue to operate JJJ and will continue to do so until all operations have ceased. Upon the cessation of all operating activities, we intend to dissolve the JJJ subsidiary. We will continue to sell product in Japan through our Distribution and Licensing Agreement with Itochu. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Recent Acquisitions and Licenses" for further discussion regarding this license and distribution agreement.

As the licensee and on behalf of JD Design, we have applied for protection with the United States Patent and Trademark Office, as well as with various foreign jurisdictions, such as Australia, Canada, the European Union, Japan, Korea and New Zealand, for trademark protection for certain of "Joe's" logos and "Joe's Jeans" marks for apparel and accessory products. As of November 29, 2003, two trademark registrations have been issued in the United States and five trademark registrations have been issued internationally. We continue to prosecute two pending trademark applications in the United States and 24 pending trademark applications internationally that we believe are necessary to protect these trademarks fully.

IAA

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement for the Bow Wow license, granting IAA the right to produce and market products bearing the Shago(R) mark and likeness of the popular stage and screen performer. The IAA division has created and marketed a wide range of apparel for boys and plans on doing the same for girls. The license agreement between IAA, Bravado International Group, the agency with the master license and rights to Bow Wow, and LBW Entertainment, Inc. calls for the performer to make at least one public appearance every six months during the term of the agreement to promote the Bow Wow products, as well as use his best efforts to promote and market these products on a daily basis. Additional terms of the license agreement allows IAA to market boys and girls products bearing the Bow Wow brand to all distribution channels, the right of first refusal on all other Bow Wow related product categories during the term of the license agreement, and the right of first of refusal on proposed transactions by the licensor with third parties upon the expiration of the agreement. The agreement calls for IAA to pay an eight percent royalty on the nets sales of goods bearing Bow Wow related marks. IAA is obligated to pay a minimum net royalty in the amount of $75,000 on or before January 31, 2005. In the event IAA defaults upon any material terms of the agreement, the licensor shall have the right to terminate the agreement. Furthermore, IAA has the right to sublicense the accessory product's category to Innovo.

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish(TM) mark for use with the production and distribution of apparel and accessory products. We have guaranteed minimum net sales obligations for apparel and accessories of $8 million in the first 18 months of the agreement, $10 million in the following 12 month period and $12 million in the 12 month period following thereafter. According to the terms of the agreement we are required to pay an eight percent royalty and a two percent advertising fee on the nets sales of products bearing the Fetish(TM) logo. In the event we do not meet the minimum guaranteed sales, we will be obligated to make royalty and advertising payments equal to the minimum guaranteed sales multiplied by the royalty rate of eight percent and the advertising fee of two percent. Such minimum royalty payments will equal $2.4 million in the aggregate over the term of the license agreement. We also have the right of first refusal with respect to the license rights for the Fetish(TM) mark in the apparel and accessories category upon the expiration of the agreement, subject to us meeting certain sales performance targets during the term of the agreement. Additionally, we have the right of first refusal for the apparel and accessory categories in territories in which we do not currently have the license rights for the Fetish(TM) mark.

In July 2002, IAA entered into a five-year license agreement with Mattel, Inc. to produce Hot Wheels(R) branded adult apparel and accessories in the United States, Canada and Puerto Rico to be targeted to men and women in the junior and contemporary markets, or the Hot Wheels(R) License. IAA may terminate the Hot Wheels(R) License in any year by paying the remaining balance of that year's minimum royalty guarantees plus the subsequent year's minimum royalty guarantees. The total minimum royalties due for the entire 5 years term is $1.05 million in the aggregate. Royalties paid by IAA earned in excess of the minimum royalty requirements for any one given year may be credited towards the shortfall amount of the minimum required royalties in any subsequent period during the term of the license agreement. According to the terms of the Hot Wheels(R) License, IAA has the right to sublicense the accessory product's category to Innovo. The Hot Wheels(R) License calls for a royalty rate of seven percent royalty and a two percent advertising fee on the net sales of goods bearing the Hot Wheels(R) mark. In the event IAA defaults upon any material terms, the licensor shall have the right to terminate the agreement. In fiscal 2003, IAA had no sales under this license agreement. The absence of sales from the Hot Wheels(R) License was primarily due to insignificant orders placed for the product at the initial launch of the line at the MAGIC apparel trade show in Las Vegas in August 2003 as a result of apparent interest in the consumer marketplace. While, as of November 29, 2003, we are still contractually obligated under the Hot Wheels(R) License, we have been in discussion with Mattel regarding these and other concerns surrounding the consumer demand for the product.

The following sets forth certain information concerning the license agreements currently held by us:

       Licensor/Mark               Types of Products             Geographical Areas           Minimum Royalties     Expiration Date
       -------------               -----------------             ------------------           -----------------     ---------------
JD Design LLC                   Apparel and accessories              Worldwide                       N/A                2/11/31
(Joe's Jeans)

Blondie Rockwell, Inc.          Apparel and accessories          United States, its          $2.4 million in the        7/31/06
(Eve, Fetish(TM))                                              Territories and possessions           aggregate

Bravado International           Apparel and accessories            United States              $75,000 prior to           2/1/06
Group, Inc.                                                                                        1/31/05
(Bow Wow, Shago(R))

IP Holdings LLC                 Bags, small leather/pvc          United States, its           $312,500 prior to         3/31/07
(Bongo(R))                                 goods              territories and possessions,         expiration
                                                             Mexico, Central and South
                                                                  America, Canada

Mattel, Inc.                    Apparel and accessories      United States, Canada and      $1.05 million in the        12/31/07
(Hot Wheels(R))                                                       Puerto Rico                   aggregate


We believe that we will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license. As we continue to expand our business in the international marketplace, our trademarks or the trademarks we license may not be able to be adequately protected. See "Risk Factors -- Our trademark and other intellectual property rights may not be adequately protected outside the United States."

Customers

Accessory

         Innovo

During fiscal 2003, Innovo sold products to a mix of mass merchandisers, department stores, craft chain stores and other retail accounts. We estimate that Innovo's products are carried by over 548 customers in over 6,000 retail outlets in the United States. In marketing Innovo's products, Innovo attempts to emphasize the competitive pricing and quality of its products, its ability to assist customers in designing marketing programs, its short lead times and the high success rate our customers have had with our products. Generally, Innovo's accounts are serviced by Innovo's sales personnel working with marketing organizations that have sales representatives that are compensated on a commission basis. Innovo's New York City showroom is used to showcase all product lines developed by Innovo and to help facilitate sales for all accounts.

In fiscal 2003, Innovo sold its products to private label customers such as American Eagle Outfitters, Inc., Claire's Stores, Inc. and Hot Topic. Innovo currently sells it products to retailers such as Wal-Mart, Inc., A.C. Moore Arts & Crafts, Hobby Lobby, Joanne's, Inc., Michaels Stores, Inc., Sears, Roebuck and Co., 579 Stores, Beall's, Inc., The May Department Stores Company, which includes, Hecht's, Foley's, and Robinsons-May, J. C. Penney Company, Inc., Claire's Stores, Inc., The Wet Seal, Inc., and Federated Department Stores, Inc., which includes Macy's East and Macy's West.

For fiscal 2003, Innovo's three largest customers, American Eagle Outfitters, Inc., Wal-Mart, Inc. and Michaels Stores, Inc. accounted for approximately 62% of its net sales. The loss of any of these three customers would have a material adverse effect on Innovo.

Apparel

         Joe's

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

Joe's products are sold in Japan through its subsidiary JJJ. JJJ operates a company-operated showroom in Tokyo through which Joe's products are sold to retailers. On July 1, 2003, Joe's entered into a Distribution and Licensing Agreement with Itochu, pursuant to which Itochu obtained certain distribution and licensing rights for the "Joe's" and "Joe's Jeans" marks. We will continue to sell product in Japan through our Distribution and Licensing Agreement with Itochu. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Recent Acquisitions and Licenses" for further discussion regarding this license and distribution agreement. Additionally, Joe's is currently selling its products in Europe, Canada, Australia and Korea through distributors who purchase the product directly from Joe's and then distribute the product in to the local markets. Revenues generated by JJJ represented approximately 26% of Joe's total net sales in fiscal 2003. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Net Sales" for further discussion of Joe's net sales.

We currently sell to domestic retailers such as Barneys New York, Inc., Saks Incorporated, Federated Department Stores, Inc. which includes, Bloomingdale's, Inc. and Macy's, Inc., Intermix, Fred Segal and Loehmann's and in Japan to retailers such as Sanei International, Interplanet, Free's Shops, Isetan, Mitsukoshi New York Runway and Barneys New York, Inc.

Also, on February 16, 2004, Joe's entered into a Master Distribution Agreement, or MDA, with Beyond Blue, Inc., or Beyond Blue, whereby Joe's granted Beyond Blue exclusive distribution rights for Joe's products outside the United States. The MDA provided for the continuation of existing distribution agreements, such as the Itochu Agreement. The MDA was entered into in an effort to capitalize upon Joe's international brand recognition, to utilize Beyond Blue's experience in international distribution of high-end fashion denim apparel lines and to manage international distribution through the use of sub-distributors and sales agents in foreign markets. See "Business - Subsequent Events" for further discussion of the MDA between Joe's and Beyond Blue.

The Joe's Jeans website (www.joesjeans.com) has been built to advance the brand's image and to allow consumers to review the latest collection of products. Joe's currently uses both online and print advertising to create brand awareness with customers as well as consumers.

For fiscal 2003, Joe's three largest customers accounted for approximately 21% of its net sales. The loss of any of these customers would not have a material adverse affect on Joe's.

IAA

IAA develops apparel products for the private label and branded product markets. At year ended November 29, 2003, IAA primarily distributed its private label products primarily to Target Corporation's Mossimo division, or Target, and American Eagle Outfitters, Inc., or AEO.

During fiscal 2003, sales to Target Corporation, AEO, and Warnaco, which IAA ceased selling products to in fiscal 2003, represented approximately 18%, 48% and 10%, respectively, of IAA's net sales.

Pursuant to the license agreements for Shago(R), Fetish(TM) and Hot Wheels(R), IAA may sell apparel and accessory products to certain agreed upon channels of distribution set forth in the various license agreements. Currently, IAA distributes its Shago(R) apparel and accessory products to Federated Department Stores, Inc., which includes Macy's East and Macy's West, Jimmy Jazz and City Blues. IAA distributes its Fetish(TM) apparel and accessory products to Federated Department Stores, Inc., which includes Macy's East and Macy's West, Robinsons-May, Demo, Up Against the Wall, Epic and Man Alive.

We do not enter into long-term agreements with any of our customers. Instead, we receive individual purchase order commitments from our customers. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations. See "Risk Factors--A substantial portion of our net sales and gross profit is derived from a small number of large customers."

Our business has historically been seasonal by nature. While we believe that as a result of our growing product lines and expanding business model, our business should be less seasonal in future periods. Furthermore, a majority of our revenues are generated during our third and fourth quarters. See "Business-Seasonality of Business and Working Capital" for further discussion of the seasonality of our business.

Seasonality of Business and Working Capital

We have historically experienced and expect to continue to experience seasonal fluctuations in sales and net earnings. Historically, a significant amount of our net sales and a majority of our net earnings have been realized during the third and fourth quarter. In the second quarter in order to prepare for peak sales that occur during the third quarter, we build inventory levels, which results in higher liquidity needs as compared to the other quarters in the fiscal year. If sales were materially different from seasonal norms during the third quarter, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

Due to our growth during fiscal 2003, we entered into a series of transactions to provide us with additional working capital. On June 1, 2001 and September 10, 2001, we, through our three main operating subsidiaries, Joe's, Innovo, and IAA, entered into financing agreements with CIT Commercial Services, a unit of CIT Group Inc, or CIT for the factoring of our account receivables. In August 2002, Joe's and Innovo each entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit each subsidiary to obtain advances of up to 50% of the eligible inventory up to $400,000 each. As a result of necessity for additional working capital, on or about June 10, 2003, the existing financing facilities with CIT for our subsidiaries were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreements to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory. In connection with these amendments, IAA entered into an inventory security agreement with CIT based upon the same terms as Joe's and Innovo. Cross guarantees were executed by and among the subsidiaries and we also entered into a guarantee for our subsidiaries' obligations in connection with the amendments to the existing credit facilities. We have also established a letter of credit facility with CIT. As of November 29, 2003, we had a loan balance with CIT of $8,786,000, the majority of which was collateralized against non-recourse factored receivables. As of November 29, 2003, we had $8,536,000 of factored receivables with CIT and an aggregate amount of $2,149,000 of unused letters of credit outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

Additionally, in fiscal 2003, we consummated five private placements of our common stock resulting in net proceeds of approximately $17,540,000, after deducting commissions. During our first private placement completed on March 19, 2003 we issued 165,000 shares of our common stock to 17 accredited investors at $2.65 per share, raising net proceeds of approximately $407,000. During our second private placement completed on March 26, 2003, we issued 63,500 shares of our common stock to 5 accredited investors at $2.65 per share, raising net proceeds of approximately $156,000. During our third private placement completed on July 1, 2003, we issued 2,835,481 shares to 34 accredited investors at $3.33 per share, raising net proceeds of approximately $8,751,000. As part of this private placement, and in addition to commissions paid, warrants to purchase 300,000 shares of our common stock at $4.50 were issued to the placement agent, Sanders Morris Harris, Inc. During our fourth private placement completed on August 29, 2003, we issued 175,000 shares of our common stock to 5 accredited investors at $3.62 per share, raising net proceeds of approximately $592,000. As part of this private placement, and in addition to commissions paid, warrants to purchase 17,500 shares of our common stock at $3.62 were issued to the placement agent, Pacific Summit Securities. During our fifth private placement which was completely funded on or before November 29, 2003, but completed on December 1, 2004, we issued 2,996,667 shares of our common stock to 14 accredited investors at $3.00 per share, and warrants to purchase 599,333 shares of our common stock to certain of these investors at $4.00 per share raising net proceeds of approximately $10,704,000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -Equity Financings" and "Risk Factors - Equity Financings" and Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" for a further discussion of our equity financings.

These equity financings and amended financing agreements with CIT were necessary to support our growth in fiscal 2003. Such growth is associated with our obligations pursuant to the license agreements for the Shago(R) and Fetish(TM) marks, respectively. Based upon our historical growth, we may need to obtain additional working capital in order to meet our operational needs in fiscal 2004. We believe that we will be able to address these needs by increasing the availability of funds offered to us under our financing agreements with CIT or other financial institutions or by obtaining additional capital through debt or equity financing. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." We believe that any additional capital, to the extent needed, may be obtained from the sale of equity securities or through short-term working capital loans. However, there can be no assurance that this or other financing will be available if needed. The inability of us to be able to fulfill any interim working capital requirements would force us to constrict our operations.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 29, 2003, there were no significant backlogs.

Competition

The industries in which we operate are fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel and accessory products similar to ours. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs, the brands our products bear, the price and quality of our products and our ability to meet our customers' delivery schedules.

We believe that we are competitive in each of the above- described segments with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and low price points will allow us to maintain our competitive position. However, many of our competitors possess substantially greater financial, technical and other resources than us , including the ability to implement more extensive marketing campaigns. Furthermore, the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we continue to encounter additional sources of competition. See "Risk Factors--We face intense competition in the worldwide apparel and accessory industry."

Imports and Import Restrictions

Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions. The countries in which our products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. The enactment of any additional duties, quotas or restrictions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, China, Taiwan and Korea. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

We monitor duty, tariff and quota-related developments and continually seek to minimize its potential exposure to quota- related risks through, among other measures, geographical diversification of our manufacturing sources, the maintenance of overseas offices, allocation of overseas production to merchandise categories where more quota is available and shifting of production among countries and manufacturers.

Because our foreign manufacturers are located at greater geographic distances from us than our domestic manufacturers, we are generally required to allow greater lead time for foreign orders, which reduces our manufacturing flexibility. Foreign imports are also affected by the high cost of transportation into the United States.

In addition to the factors outlined above, our future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

Human Resources

As of February 1, 2004, we had 201 full-time employees. IGI employed 11 individuals, Innovo employed 65 individuals, Joe's employed 38 individuals, and IAA employed 87 individuals located in our various offices.

Real Estate Transactions

IRI

In April 2002, IRI acquired a 30% limited partnership interest in each of 22 separate partnerships. These partnerships simultaneously acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units, or Properties. A portion of the aggregate $98,080,000 purchase price was paid through the transfer of 195,295 shares of our $100, 8% Series A Redeemable Cumulative Preferred Stock, or the Series A Preferred Shares, to the sellers of the Properties. The balance of the purchase price was paid by Metra Capital, LLC, or Metra Capital, in the amount of $5,924,000, or the Metra Capital Contribution, and through proceeds from a Bank of America loan, in the amount $72,625,000.

We had originally issued the Series A Preferred Shares to IRI in exchange for all shares of its common stock. IRI then acquired a 30% limited partnership interest in each of the 22 separate limited partnerships in exchange for the Series A Preferred Stock, which then transferred the Series A Preferred Shares to the sellers of the Properties.

Some of our stockholders, including one of our substantial stockholders, Messrs. Paul Guez, and Simon Mizrachi and their affiliates have invested in each of the 22 separate partnerships. Each of Messrs. Guez and Mizrachi, together with their respective affiliates, own 50% of the membership interests of Third Millennium. Third Millennium is the managing member of Metra Capital, which owns 100% of the membership interest in each of the 22 separate limited liability companies, or collectively, the General Partners and together with Metra Capital, the Metra Partners, that hold a 1% general partnership interest in each of the 22 separate limited partnerships that own the Properties. Metra Capital also owns 69% of the limited partnership interest in each of the 22 separate limited partnerships. Messrs. Guez and Mizrachi and their affiliates own 19% of the membership interest of Metra Capital. Based on the Schedule 13D/A filed by Messrs.

Simon Mizrachi and Joseph Mizrachi on October 30, 2003, and the Schedule 13D/A filed by Hubert Guez and Paul Guez on January 20, 2004, the Mizrachi's beneficially owned approximately 1% of our shares and the Guez's beneficially own 17.57% of our shares in the aggregate. Effective February 21, 2003, the Mizrachi's ceased to be the beneficial owners of more than five percent of our securities. Furthermore, in connection with investments made by (1) Commerce and other investors affiliated with Hubert Guez and Paul Guez, or collectively, the Commerce Group, and (2) Mr. Joseph Mizrachi and Simon Mizrachi through three entities controlled by the Mizrachi's, in 2000, each of the Commerce Group and Mr. Joseph Mizrachi have the right to designate three individuals or one individual, respectively, for election to our board of directors.

Pursuant to each of the limited partnership agreements, the Metra Partners receive at least quarterly (either from cash flow and/or property sale proceeds) an amount sufficient to provide the Metra Partners (1) a 15% cumulative compound annual rate of return on the outstanding amount of the Metra Capital
Contribution that has not been previously returned to them through prior distributions of cash flow and/or property sale proceeds and (2) a cumulative annual amount of .50% of the average outstanding balance of the average outstanding balance of the mortgage indebtedness secured by any of the Properties. In addition, in the event of a distribution solely due to a property sale proceeds after the above distributions have been made to the Metra Partners, Metra Partners also receive an amount equal to 125% of the amount of the Metra Capital Contribution allocated to the Property sold until the Metra Partners have received from all previous cash flow or property sale distributions an amount equal to its Metra Capital Contribution.

Third Millennium receives on a quarterly basis from cash flows and/or property sale proceeds an amount equal to $63,000 until it receives an aggregate of $252,000.

After the above distributions have been made, and if any cash is available for distribution, IRI is to receive at least quarterly in the case of cash flow distributions and at the time of property sale distributions an amount sufficient for it to pay the 8% coupon on the Series A Preferred Shares and then any remaining amounts left for distribution to redeem a portion or all of the Series A Preferred Shares.

After all of the Series A Preferred Shares have been redeemed ($19.5 million), future distributions are split between Metra Partners and IRI, with Metra Partners receiving 70% of such distribution and IRI receiving the balance. In addition, IRI receives a quarterly sub-asset management fee of $85,000.

The 8% Series A Preferred Shares coupon is funded entirely and solely through partnership distributions as discussed above. If sufficient funds are not available for the payment of a full quarterly 8% coupon, then partial payments shall be made to the extent funds are available. Unpaid dividends accrue. Partnership distribution amounts remaining after the payment of all accrued dividends must be used by us to redeem outstanding the Series A Preferred Shares. The Series A Preferred Shares have a redemption price of $100 per share. In the event that the partnership distributions received by us are insufficient to cover the 8% coupon or the redeem the Series A Preferred Shares, we will have no obligation to cover any shortcomings so long as all distributions from the partnership are properly applied to the payment of dividends and the redemption of the Series A Preferred Shares. We may however be liable to the holders of the Series A Preferred Shares for the breach of certain covenants, including, but not limited to, if IRI fails (i) to deposit distributions from the partnerships into a sinking fund which funds are to be distributed to the holders of the Series A Preferred Shares as a dividend or redemption of the Series A Preferred Shares or (ii) to enforce its rights to receive distributions from the limited partnerships. If, after all of the Properties are sold and the proceeds of the sale of the Properties and cash flow derived from such Properties have either been applied to the payment of the 8% coupon and the redemption of the Series A Preferred Shares or deposited into the sinking fund for that purpose, and the total amount of funds remaining in the Sinking Fund is insufficient to pay the full 8% coupon and the full Redemption Price for all then outstanding the Series A Preferred Shares, then we, or IRI, must pay $1.00 in total into the Sinking Fund and the Redemption Price will be adjusted so that it equals (x) the total amount in the sinking fund available for distribution, minus (y) all direct costs of maintaining the Sinking Fund and making distributions therefrom, divided by (z) the number of then outstanding Preferred Shares. The adjusted Redemption Price will represent full and final payment for the redemption of all the Series A Preferred Shares.

We have not given accounting recognition to the value of our investment in the limited partnerships, because we have determined that the asset is contingent and will only have value to the extent that cash flow from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Series A Preferred Shares. As discussed above, we are obligated to pay the 8% coupon and redeem the Series A Preferred Shares from our partnership distributions, prior to us being able to recover the underlying value of our investment. Additionally, we have determined that the Series A Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of our control. No value has been ascribed to the Series A Preferred Shares for financial reporting purposes as we are obligated to pay the 8% coupon or redeem the shares only if we receive cash flow from the limited partnerships adequate to make the payments. We have included the quarterly management fee paid to IRI in other income using the accrual basis of accounting.

During fiscal 2003, IRI had no operations or transactions other than its quarterly sub-asset management fee as discussed above.

Financial Information about Geographical Areas

See "Note 13 - Segment Disclosures -Operations by Geographic Area" in the Notes to Consolidated Financial Statements for further discussion of financial information about geographical areas.

Available Information

Our World Wide Web address is www.innovogroup.com, and we maintain a website at that address. We make available on or through our World Wide Web website, without charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Although we maintain a website at www.innovogroup.com, we do not intend that the information available through our website be incorporated into this Annual Report on Form 10-K. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name                              Age     Position
----                              ---     --------
Samuel J. (Jay) Furrow, Jr......  30      Chief Executive Officer and Director
Patricia Anderson...............  43      President and Director
Marc B. Crossman................  32      Chief Financial Officer and Director
Shane Whalen....................  33      Chief Operating Officer


Samuel J. (Jay) Furrow, Jr. has served as our Chief Executive Officer since July 2002 and a member of our Board of Directors since January 1999. Prior to that, Mr. Furrow served as our President from December 2000 until July 2002, served as our Chief Operating Officer from April 1999 until July 2002, our Acting Chief Financial Officer from August 2000 until July 2002, and our Vice-President for Corporate Development and In-House Counsel from August 1998 until April 1999.

Patricia Anderson has served as our President since July 2002 and a member of our Board of Directors since August 1990. Ms. Anderson has also served as President of Innovo since 1987. Prior to that, Ms. Anderson served as our Chief Executive Officer from December 2000 until July 2002, our President from August 1990 until December 2000, and Chairman of our Board of Directors from August 1990 until August 1997.

Marc B. Crossman has served as our Chief Financial Officer since March 2003 and a member of our Board of Directors since January 1999.

Shane Whalen has served as our Chief Operating Officer since April 2003.

Subsequent Events

On February 6, 2004, we, through IAA, entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson(R) apparel brand. The license agreement provides for the exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. The license agreement allows for an initial four-year term with a renewal option subject to certain sales levels being met. We are required to pay royalties of eight percent on net sales and spend two percent of net sales on advertising. The license agreement provides that certain minimum guaranteed royalties and minimum net sales must be met in each annual period. The minimum royalties to be paid in the aggregate are $1.28 million and minimum net sales range form $2.5 million to $5.5 million. The agreement may be renewed upon expiration of the initial 4 year term for an additional three years. We anticipate introducing the Betsey Johnson(R) products in the third quarter of 2004.

On February 16, 2004, Joe's entered into a Master Distribution Agreement ("MDA") with Beyond Blue, Inc., or Beyond Blue, whereby Joe's granted Beyond Blue exclusive distribution rights for Joe's products outside the United States. Beyond Blue, a Los Angeles-based company that specializes in international consulting, distribution and licensing for apparel products, secured an exclusive right to distribute Joe's products outside the United States, subject to current license agreements such as the license with Itochu and Joe's Canadian distributor remaining in place. Under the MDA, Beyond Blue will be establishing sub-distributors and sales agents in certain international markets through sub-distribution agreements. These sub-distribution agreements shall govern, but not be limited to, such items as: (i) minimum sample charges paid by each sub-distributor; (ii) minimum advertising requirements to be borne by each sub-distributor; and (iii) an assignment provision that allows Joe's to take over the sub-distribution agreements in the event that Beyond

Blue defaults under the MDA. The MDA also provides for the continuation of existing distribution agreements, such as the Itochu Agreement. The term of the MDA shall be for three years, subject to Beyond Blue purchasing certain minimum amounts of product from Joe's during three annual periods, with the first annual period being for 18 months.

Certain Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

Risk Factors Relating to our Common Stock

We do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid any dividends nor do we anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, to fund our operations and to develop and expand our business.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholder's interest and adversely impact the rights of holders of our common stock.

We have a total of 40,000,000 shares of common stock and 5,000,000 shares of "blank check" preferred stock authorized for issuance. As of February 25, 2004, we had 14,135,150 shares of common stock and 4,806,000 shares of preferred stock available for issuance. In fiscal 2003, we raised net proceeds of $17,540,000 through the sale of 6,235,648 shares of our common stock and 916,833 shares of common stock purchase warrants in private placement transactions. On March 5, 2004, we are holding a special meeting of our stockholders to approve the conversion of $12.5 million in principal amount of indebtedness from a convertible promissory note issued in connection with the purchase of the Blue Concepts Division from Azteca into a maximum of 4,166,667 shares of our common stock. We expect to continue to seek financing which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of the options or warrants or the conversion ratio of the preferred stock was lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

Our board of directors has the power to establish the dividend rates, preferential payments on any liquidation, voting rights, redemption and conversion terms and privileges for any series of our preferred stock. The sale or issuance of any shares of our preferred stock having rights superior to those of our common stock may result in a decrease in the value or market price of our common stock. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of ownership without further vote or action by our stockholders and may adversely affect the voting and other rights of the holders of our common stock.

We are controlled by our management and other related parties.

As of February 4, 2004, our executive officers and directors beneficially owned approximately 24.82% of our outstanding securities. Furthermore, in connection with investments made by (1) Commerce and other investors affiliated with Hubert Guez and Paul Guez, or collectively, the Commerce Group, and (2) Mr. Joseph Mizrachi in fiscal 2000, both Commerce Group and Mr. Mizrachi each have the right to designate three individuals and one individual respectively, for election to the board of directors. If any or all of the Commerce Group or Mizrachi designated directors are elected, then the Board has the obligation to appoint at least one Commerce and/or Mizrachi designated director to each of its committees. Based on the Schedule 13D/A filed by Messrs. Simon Mizrachi and Joseph Mizrachi on October 30, 2003, the Mizrachi's beneficially owned approximately 1.2% of our shares and the Schedule 13D/A filed by Messrs. Hubert Guez and Paul Guez on January 20, 2004, the Guez's beneficially owned approximately 17.56% of our shares in the aggregate. As of February 21, 2003, the Mizrachi's ceased to be the beneficial owners of more than 5% of our securities. In the event that our stockholders approve the conversion of the Blue Concept Note into a maximum of 4,166,667 shares of our common stock at the special meeting of stockholders that we are holding on March 5, 2004, as discussed above in "Business - Strategic Relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies," then the Guez's will beneficially own approximately 33.73% of our common stock in the aggregate. We are unable to predict the effect that sales into the market of 4,166,667 shares may have on the then prevailing market price of our common stock. On February 25, 2004, the last reported sale price of our common stock on the Nasdaq SmallCap Market was $2.85. During the four week period prior to February 25, 2004, the average daily trading volume of our common stock was 80,755 shares. It is likely that market sales of the 4,166,667 shares offered for sale (or the potential for those sales even if they do not actually occur) may have the effect of depressing the market price of our common stock. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our stock may affect the share price negatively beyond our control.

Because of their stock ownership and/or positions with us, these persons have been and will continue to be in a position to greatly influence the election of directors, and thus, control our affairs. Additionally, our bylaws limit the ability of stockholders to call a meeting of the stockholders. These bylaw provisions could have the effect of discouraging a takeover of us, and therefore may adversely affect the market price and liquidity of our securities. We are also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control. The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of our securities.

Our common stock price is extremely volatile and may decrease rapidly.

The trading price and volume of our common stock has historically been subject to wide fluctuation in response to variations in actual or anticipated operating results, announcements of new product lines or by us or our competitors, and general conditions in the apparel and accessory industry. In the 52 week period prior to November 29, 2003, the closing price of our common stock has ranged from $2.33 - $7.80. In addition, stock markets generally have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may significantly and negatively affect the market price of our common stock.

If we cannot meet the Nasdaq SmallCap Market maintenance requirements and Nasdaq Rules, Nasdaq may delist our common stock which could negatively affect the price of the common stock and your ability to sell the common stock.

In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq SmallCap Market and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million, a minimum bid price for our common stock of $1.00, and stockholder approval prior to the issuance of securities in connection with a transaction involving the sale or issuance of common stock equal to 20 percent or more of a company's outstanding common stock before the issuance for less than the greater of book or market value of the stock. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock would be subject to delisting. Trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc., or NASD, "electronic bulletin board." As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of our common stock.

If Nasdaq delists our common stock you would need to comply with the penny stock regulations which could make it more difficult to sell your common stock.

In the event that our securities are not listed on the Nasdaq SmallCap Market, trading of the common stock would be conducted in the "pink sheets" or through the NASD's Electronic Bulletin Board and covered by Rule 15g-9 under the Securities Exchange Act of 1934. Under such rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the subscriber and receive the subscriber's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Securities and Exchange Commission adopted regulations that generally define a penny stock as any equity security that has a market price of less than $5.00 per share, with certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. If our common stock were considered a penny stock, the ability of broker/dealers to sell our common stock and the ability of our stockholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for such securities.

Risk Factors Relating to our Operations

Due to our negative cash flows we could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

Our ability to continue operations will depend on our positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. As of November 29, 2003, we have raised net proceeds of approximately $17,540,000, in the aggregate through the sale of shares of 6,235,648 our common stock and 916,833 shares of common stock purchase warrants in five private placement transactions and had an outstanding loan balance of $8,786,000 with CIT with whom we have entered into financing agreements. These sources of financing are used to fund our continuing operations and for working capital. As of November 29, 2003, we had $8,536,000 of factored receivables with CIT and $2,149,000 of unused letter of credit outstanding in the aggregate. While we had a $332,000 liability with CIT as of November 29, 2003 due to the amount of factored receivables, our financial position may change such that there may be the need for us to continue to raise needed funds through a mix of equity and debt financing to fund its operations and working capital. Equity financing will usually result in existing stockholders becoming "diluted" or owning a smaller percentage of the total shares outstanding as of the date of such dilution. A high degree of dilutions can make it difficult for the price of our common stock to rise rapidly, among other things. Dilution also lessens a stockholder's voting power.

We do not know if we will be able to continue to raise additional funding or if such funding will be available on favorable terms. We could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

Our cash requirements to run our business have been and will continue to be significant.

Since 1997, our negative operating cash flow and losses from continuing operations have been as follows:

                           (Negative) positive Cash
                                     Flow
                                 from Operating             (Losses) income
                                 Activities of                   from
                             Continuing Operations       Continuing Operations
                             ---------------------       ---------------------
Fiscal Year Ended:
------------------
November 29, 2003                    ($ 9,857,000)                ($8,317,000)
November 30, 2002                       $1,504,000                  $  572,000
December 1, 2001                     ($   632,000)               ($   618,000)
November 30, 2000                    ($ 4,598,000)               ($ 5,056,000)
November 30, 1999                    ($ 2,124,000)               ($ 1,340,000)
November 30, 1998                    ($ 1,238,000)               ($ 2,267,000)
November 30, 1997                    ($ 1,339,000)               ($ 1,729,000)


Since November 30, 1997, we have experienced negative cash flow from our operating activities except for the year ending November 30, 2002. As of November 29, 2003, we had an accumulated deficit of approximately $41,824,000.

Although we have undertaken numerous measures to increase sales and operate more efficiently, we may experience further losses and negative cash flows. We can give you no assurance that we will in fact operate profitably in the future.

We must expand sales of our existing products and successfully introduce new products that respond to constantly changing fashion trends and consumer demands to increase revenues and attain profitability.

Our success will depend on our ability to expand sales of our current products to new and existing customers, as well as the development or acquisition of new product designs and the acquisition of new licenses that appeal to a broad range of consumers. We have little control over the demand for our existing products, and we cannot assure you that the new products we introduce will be successfully received by consumers. For example, in the past year, we have acquired licenses to design and market apparel and accessory products for the recording artists and entertainers known as "Bow Wow" and "Eve", respectively. Each artist's apparel is sold under the Shago(R) and Fetish(TM) brand. We have spent considerable resources to develop and market each of these brands. We believe, but there can be no assurance, that there will be demand for products such as apparel and accessories associated with "Bow Wow" or "Eve." See "Business -
License Agreements" for further discussion of our license agreements for Shago(R) and Fetish(TM).

Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively affect our ability to achieve profitability. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

A substantial portion of our net sales and gross profit is derived from a small number of large customers.

Our 10 largest customers accounted for approximately 52% and 67% of our gross sales during fiscal 2002 and fiscal 2003, respectively. We do not enter into any type of long-term agreements with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or store or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.

We are dependent on certain contractual relationships to generate revenues.

Our sales are dependent to a significant degree upon the contractual relationships we can establish with licensors to exploit, on generally a non-exclusive basis, proprietary rights in well-known logos, marks and characters. Although we believe we will continue to meet all of our material obligations under such license agreements, there can be no assurance that such license rights will continue or will be available for renewal on favorable terms. Failure to obtain new licenses or extensions on current licenses or to sell such products, for any reason, could have a significant negative impact on our business. As of November 30, 2002 and November 29, 2003, $61,938,000 (or 75%) and $16,092,000 (or 54%), respectively, of our gross revenues were generated from licensed apparel and accessory products.

We are primarily dependent upon revenues from a certain number of licenses, namely our licenses to produce the Joe's Jeans(R), Bongo(R), Fetish(TM) and Shago(R) accessory and apparel products. As of November 29, 2003, we recorded $5,917,000 in sales of products under our Shago(R) and Fetish(TM) licenses. Our first product line to ship under the Shago(R) license was delivered to retailers during August 2003, making the fall product line our first line under the Shago(R) license. Our first product line to ship under the Fetish(TM) license was delivered to retailers during May 2003, making the summer product line our first line under the Shago(R) license. During that same period, we recorded $2,534,000 and $11,476,000 in sales of product under our Bongo(R) license and Joe's Jeans(R) license, respectively. See "Business - License Agreements and Intellectual Property" for further discussion of our license agreements.

We are currently dependent on supply and distribution arrangements with Commerce Investment Group, LLC, or Commerce, and its related entities to generate a substantial portion of our revenues.

During fiscal 2000, we entered into supply and distribution arrangements with Commerce and its affiliated entities, whom collectively, we will refer to as the Commerce Group. Under the terms of the distribution arrangements, Commerce purchased our equity securities and we became obligated to manufacture and distribute all of our craft products with the Commerce Group for a two-year period. The distribution arrangements contained an automatic renewal for an additional two-year term. In fiscal 2002, we renewed these arrangements for another two years. In July 2003, we entered into another supply agreement with an Azteca affiliate, AZT International SA de CV, a Mexico corporation, or AZT. Pursuant to this agreement, we are obligated to purchase certain products, particularly the products that are sold by us under our division known as Blue Concept Division acquired on July 17, 2003 from AZT. In addition, we have verbal agreements with Azteca and/or its affiliates regarding the supply and distribution of our other apparel products, including certain denim products for our Fetish(TM) and Shago(R) branded accessory and apparel lines. We utilize warehouse space in Los Angeles from Azteca. The loss of our supply and distribution arrangements with the Commerce Group could adversely affect our current supply and distribution responsibilities, primarily because if we, due to unforeseen circumstances that may occur in the future, are unable to utilize the services for manufacturing, warehouse and distribution provided by the Commerce Group, such inability may adversely affect our operations until we are able to secure manufacturing, warehousing and distribution arrangements with other suppliers that could provide the magnitude of services to us that the Commerce Group currently provide.

Commerce is an entity controlled by Hubert Guez and Paul Guez, whom we will refer to as the Guez Brothers, who are affiliates of us. Based on a Schedule 13D/A filed by the Guez brothers with the SEC on January 20, 2004, the Guez Brothers beneficially own approximately 17.57% of our outstanding common stock in the aggregate. In the event of the conversion of the promissory note at the March 5, 2004 special stockholders meeting into a maximum of 4,166,667 shares, we believe that the Guez brothers will beneficially own approximately 33.73% of our outstanding common stock in the aggregate. See Business - Strategic Relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies" for a further discussion of our relationship with the Guez brothers.

We outsource a substantial amount of our products to be manufactured to Commerce. In fiscal 2002, we purchased approximately $16 million in goods and services from Commerce Group or approximately 80% of our manufacturing and distribution costs. As of November 29, 2003, we purchased approximately $47.9 million in goods and services from Commerce Group, or 68% of our manufacturing and distribution costs.

Should we, due to unforeseen circumstances that may occur in the future, be unable to utilize the services for manufacturing, warehouse and distribution provided by Commerce Group, such inability may adversely affect our operations until we are able to secure manufacturing, warehousing and distribution agreements with other suppliers that could provide the magnitude of services that Commerce Group currently provides to us.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

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

Our executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are currently not protected by a key-man or similar life insurance covering any of our executive officers, nor do we have written employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer or President. If, for example, any one of these executive officers should leave us, his or her services would likely have a substantial impact on our ability to operate, on a daily basis because we would be forced to find and hire similarly experienced personnel to fill one or more of those positions, and daily operations may suffer temporarily as a result.

Furthermore, with respect to Joe's, while we maintain an employment agreement with Joe Dahan, its president, should Mr. Dahan, leave Joe's, his experience, design capabilities, and name recognition in the apparel and accessory industry could materially adversely affect the operations of Joe's, since Joe's relies heavily on his capabilities to design, direct and produce product for the Joe's brand.

Our business could be negatively impacted by the financial instability or consolidation of our customers.

We sell our product primarily to retail, private label and distribution companies around the world based on pre-qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. More specifically, we are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

Our current practice is to extend credit terms to a majority of our customers, which is based on such factors as past credit history with us, reputation of creditworthiness within our industry, and timelines of payments made to us. A small percentage of our customers are required to pay by either credit card or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior negative payment history. For these customers to whom we extend credit, typical terms are net 30 to 60 days. Our management exercises professional judgment in determining which customers will be extended credit, which is based on industry practices applicable to our business, financial awareness of the customers with whom we conduct business, and business experience of our industry. As of November 29, 2003, we had $3,388,000 in accounts receivable from our customers.

Furthermore, in recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. While to date these changes in the retail industry not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future.

Our business could suffer as a result of manufacturer's inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. During fiscal 2002, approximately 24% of our products were manufactured in the United States and approximately 76% of our products were manufactured in foreign countries compared to 13% and 87%, respectively, as of November 29, 2003. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change so rapidly in the apparel and fashion business, particularly from one season to the next. Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint. We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

Should we be forced to replace one or more of our manufacturers, particularly a manufacturer that we may rely upon for a substantial portion of its production needs, such as Commerce, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to loose customers or loose revenues because of late shipments.

If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our license partners, or the divergence of an independent manufacturer's or license partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers. As a result, should one of our independent manufacturers be found in violation of state labor laws, we could suffer financial or other unforeseen consequences.

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

As part of our growth strategy, we seek to expand our geographic coverage, strategically acquiring select licensees and enhancing our operations. We may have difficulty hiring and retaining qualified key employees or otherwise successfully managing the required expansion of our infrastructure in our current United States market and other international markets we may enter. Furthermore, we cannot assure you that we will be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

Our business is exposed to domestic and foreign currency fluctuations.

We generally purchase our products in U.S. dollars. However, we source most of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We currently do not hedge our exposure to changes in foreign currency exchange rates. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. For example, we are subject to currency fluctuations in Japan and Hong Kong. In fiscal 2002, our earnings were negatively impacted by $41,000 due to currency fluctuations in Japan and Hong Kong. As of November 29, 2003, our earnings were positively impacted by $154,000 due to currency fluctuations in Japan and Hong Kong.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. Some of these risks include:

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, the European Union, Canada, China, Japan, India, Korea or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

We face intense competition in the worldwide apparel and accessory industry.

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel and accessory producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete with competitors such as Kellwood, Jones Apparel Group, and VF Corp. primarily on the basis of:

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

The fashion apparel and accessory industry in which we operate is cyclical. Many factors affect the level of consumer spending in the apparel, accessories and craft industries, including, among others:

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

Impact of potential future acquisitions.

From time to time, we have pursued, and may continue to pursue, acquisitions. Most recently, we acquired our Blue Concept Division from Azteca Production International, Inc., which is owned by our affiliates, Mr. Hubert Guez and Mr. Paul Guez. We issued a $21.8 million convertible note for the acquisition, which has increased our long-term debt by over 600%. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Long-Term Debt" for further discussion regarding our long-term debt. Additional acquisitions may result in us becoming substantially more leveraged on a consolidated basis, and may adversely affect our ability to respond to adverse changes in economic, business or market conditions.

ITEM 2.  PROPERTIES

Our headquarters for our Innovo subsidiary is located in approximately 5,000 square feet of office space located near downtown Knoxville, Tennessee. The space leased in Knoxville is owned by an entity that is controlled by the Chairman of Innovo Group's Board of Directors, Sam Furrow. See "Certain Relationships and Related Transactions-New Facility Lease Arrangements."

Our Los Angeles offices are located in an office complex in Commerce, California. We utilize office space and office equipment under a cost sharing arrangement with Commerce and its affiliates. Under the terms of the verbal agreement, we are allocated a portion of costs incurred by Commerce and its affiliates for rent, security, office supplies, machine leases and utilities. In fiscal 2003, IAA recorded $318,000 for such expenses.

We currently lease office space for our accessory showroom in New York City, New York on an annual basis.

Joe's products are displayed in showrooms in New York City and Los Angeles through a sales representation arrangement. Therefore, we do not lease or own the space in which Joe's products are sold in the United States.

Our Joe's Jeans Japan subsidiary currently rents office/showroom space located in Tokyo, Japan. Under the arrangement, JJJ paid for the entire year in advance. On June 30, 2003, JJJ terminated its former lease for two additional spaces that served as JJJ's operational office and the other served as a showroom to market Joe's products and consolidated into one space.

In July, 2003, we entered into a sublease for approximately 10,886 square feet of office space in New York City, New York located at 512 7th Avenue, 23rd Floor, New York, New York. This sublease expires on July 31, 2009. We may elect to renew this lease for an additional period that ends on February 28, 2015. We believe that there will be suitable facilities available to us should additional space be needed in any or all of our facilities.

Our previous headquarters and manufacturing facilities were located in Springfield, Tennessee. The Springfield facilities are currently owned by Leasall. The main Springfield complex is situated on seven acres of land with approximately 220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area. The Springfield facilities are currently being leased to third party tenants. As of February 18, 2004, approximately 28.2% of the facilities were leased to a third party, for an aggregate monthly income of approximately $4,500. During fiscal 2002, Innovo Group made several capital improvements to the Springfield facility, including but not limited to, putting a new roof on the facility. While the rental income during the year decreased as a result of the renovations, we are anticipating an increase in demand for rental space within the facility.

On April 5, 2002, we, through IRI, we closed on a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships. Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units located in various states throughout the United States. See "Business - Real Estate Transactions" for a further discussion of this real estate transaction.

ITEM 3. LEGAL PROCEEDINGS

We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that it is probable that the outcome of any individual action would have a material adverse effect in the aggregate on our financial condition. We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded under the symbol "INNO" on The Nasdaq SmallCap Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq. The following sets forth the high and low bid quotations for our common stock in such market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

                Fiscal 2003               High     Low
                First Quarter            $3.53   $2.33
                Second Quarter           $3.06   $2.55
                Third Quarter            $5.90   $2.63
                Fourth Quarter           $7.80   $3.18

                Fiscal 2002               High     Low
                First Quarter            $2.67   $1.63
                Second Quarter           $2.25   $1.43
                Third Quarter            $3.09   $1.85
                Fourth Quarter           $4.00   $2.40

                Fiscal 2001               High     Low
                First Quarter            $1.16   $0.81
                Second Quarter           $1.12   $1.03
                Third Quarter            $2.06   $1.23
                Fourth Quarter           $2.67   $2.25


As of February 4, 2004, there were approximately 1,016 record holders of our common stock. Although we will continually use our best efforts to maintain our listing on The Nasdaq SmallCap Market, there can be no assurance that we will be able to do so. If in the future, we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities would be subject to delisting, and trading, if any, of our securities would thereafter be conducted in the over-the-counter market, in the so-called "pink sheets" or on the National Association of Securities Dealers, Inc., or NASD, "Electronic Bulletin Board." As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of our common stock. See "Risk Factors - If we cannot meet the Nasdaq SmallCap Market maintenance requirements and Nasdaq Rules, Nasdaq may delist our common stock which could negatively affect the price of the common stock and your ability to sell the common stock."

We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider such factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

For the year ended November 29, 2003, we consummated five private placements of our common stock to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, or the Securities Act, resulting in net proceeds of approximately $17,540,000, after all commissions and expenses (including legal and accounting) to us. Our first private placement, completed on March 19, 2003 to 17 accredited investors, raised net proceeds of approximately $407,000 at $2.65 per share. Our second private placement, completed on March 26, 2003 to 5 accredited investors, raised net proceeds of approximately $156,000 at $2.65 per share. Our third private placement, completed on July 1, 2003 to 34 accredited investors, raised net proceeds of approximately $8,751,000 at $3.33 per share. Our fourth private placement was completed on August 29, 2003 to 5 accredited investors, and raised net proceeds of approximately $592,000 at $3.62 per share. Our fifth private placement was completely funded on or before November 29, 2003, but not completed until December 1, 2003, to 14 accredited investors, and raised net proceeds of approximately $10,704,000 at $3.00 per share and warrants at $4.00 per share. We issued 165,000 shares, or the I Shares, as a result of the first private placement. Capital Wealth Management, LLC or Capital Wealth, acted as the placement agent on a best efforts basis for the first private placement. In consideration of the services rendered by Capital Wealth, they were paid 7% of the gross proceeds, plus expenses, for a total of approximately $31,000. We issued 63,500 shares, or the II Shares, as a result of the second private placement. Capital Wealth acted as the placement agent on a best efforts basis for the second private placement. In consideration of the services rendered, Capital Wealth was paid 7% of the gross proceeds, plus expenses, for a total of approximately $12,000. We issued 2,835,481 shares, or the III Shares, as a result of the third private placement. Sanders Morris Harris, Inc., or SMH, acted as the placement agent on a best efforts basis for the third private placement. In consideration of the services rendered by SMH, SMH was paid 7% of the gross proceeds, plus expenses, for a total of approximately $691,000, and also received a five year warrant entitling SMH to purchase 300,000 shares of common stock at $4.50 per share which is exercisable on January 1, 2004. We issued 175,000 shares, or the IV Shares, as a result of the fourth private placement. Pacific Summit Securities, Inc., or PSS, acted as the placement agent on a best efforts basis for the fourth private placement. In consideration of the services rendered by PSS, PSS was paid 6% of gross proceeds, plus expenses, for a total of approximately $42,000, and also received a warrant entitling PSS to purchase 17,500 shares of our common stock at $3.62 per share which is exercisable on January 1, 2004. We issued 2,996,667 shares and warrants to purchase an additional 599,333 shares of common stock to these certain investors at $4.00 per share, or the V Shares, and together with the I Shares, the II Shares, the III Shares and the IV Shares, we will refer to them as the 2003 Placement Shares, as a result of the fifth private placement. SunTrust Robinson Humphrey Capital Markets Division, or SunTrust, acted as the placement agent on a best efforts basis for the fifth private placement. In consideration of the services rendered by SunTrust, SunTrust was paid 6% of gross proceeds, plus expenses, for a total of approximately $683,000. Each of the warrants issued to SMH and PSS includes a cashless exercise option, pursuant to which the holder thereof can exercise the warrant without paying the exercise price in cash. If the holder elects to use this cashless exercise option, it will receive a fewer number our shares than it would have received if the exercise price were paid in cash. The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the applicable warrant. We intend to use the proceeds from the transactions for general corporate purposes.

The buyers of the 2003 Placement Shares have represented to us that they purchased the 2003 Placement Shares for their own account, with the intention of holding the 2003 Placement Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the 2003 Placement Shares. The 2003 Placement Shares were offered and sold to the buyers in reliance upon Regulation D, which provides an exemption from registration under Section 4(2) of the 1933 Act. Each buyer has represented to us that he or she is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

Engagement of Research Firm

In or around February 2002, we engaged Barrow Street Research, Inc., or Barrow, an independent New York City-based research firm to prepare and issue a basic research report on us to better inform the investing public of our long term prospects. We paid Barrow $6,000 for writing and disseminating its report, inclusion of the report on Barrow's website for the remainder of fiscal 2002, as well as continued coverage of us by Barrow in fiscal 2002, which included a mid-year update of our prospects. We also engaged Barrow to prepare a business plan for us. We paid Barrow $13,209 for (i) the preparation of the business plan and (ii) reimbursement of expenses. We did not, at any time, issue our securities to Barrow as compensation for its services and is not aware of any holdings of our securities by Barrow or its affiliates. We currently do not have any relationships, financial or otherwise, with any research firms that publish reports about us.

The information required by Part II, Item 5 relating to Equity Compensation Plans is incorporated herein by reference to our Definitive Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.


                                                                                 Years Ended
                                                                (in thousands, except per share data)
                                                --------------------------------------------------------------------------------
                                                   11/29/03        11/30/02         12/01/01        11/30/00         11/30/99
                                                   --------        --------         --------        --------         --------
Net Sales                                         $  83,129       $  29,609        $   9,292       $   5,767       $   10,837
Cost of Goods Sold                                   70,153          20,072            6,335           5,195            6,252
                                                   --------        --------         --------        --------         --------
Gross Profit                                         12,976           9,537            2,957             572            4,585


Selling, General & Administrative (2)                19,264           8,092            3,189           4,863            5,401
Depreciation & Amortization                           1,227             256              167             250              287
                                                   --------        --------         --------        --------         --------
Income (Loss) from Operations                       (7,515)           1,189            (399)         (4,541)          (1,103)


Interest Expense                                    (1,216)           (538)            (211)           (446)            (517)
Other Income                                            526             235               84              30              280
Other Expense                                          (68)           (174)              (3)            (99)                -
                                                   --------        --------         --------        --------         --------
Income (Loss) before Income Taxes                   (8,273)             712            (529)         (5,056)          (1,340)


Income Taxes                                             44             140               89               -                -
                                                   --------        --------         --------        --------         --------

Income (Loss) from Continuing Operations            (8,317)             572            (618)         (5,056)          (1,340)

Discontinued Operations                                   -               -                -               -              (1)
Extrordinary Items (1)                                    -               -                -         (1,095)                -

Net Income (Loss)                                $  (8,317)        $    572        $   (618)      $  (6,151)      $   (1,341)

Income (Loss) per Share from Continuing
Operations
Basic                                            $   (0.49)        $   0.04       $   (0.04)      $   (0.62)       $   (0.22)
Diluted                                          $   (0.49)        $   0.04       $   (0.04)      $   (0.62)       $   (0.22)

Weighted Average Shares Outstanding
Basic                                                17,009          14,856           14,315           8,163            5,984
Diluted                                              17,009          16,109           14,315           8,163            5,984

Balance Sheet Data:
Total Assets                                      $  46,365       $  15,143        $  10,247       $   7,416        $   6,222
Long-Term Debt                                       22,344           3,387            4,225           1,340            2,054
Stockholders' Equity                                 16,482           5,068            4,519           3,758            1,730

(1) Represents the loss from the early extinguishments of debt in fiscal 2000.
(2) Amount includes a $145,000 impairment write down of long-term assets in 1999 as well as $293,000 related to the termination of a capital lease and $100,000 for the settlement of a lawsuit in 1999, and a $600,000 impairment write down of long-term assets in fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 29, 2003, November 30, 2002, and December 1, 2001. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report on Form 10-K. The discussion and analysis contains statements that maybe considered forward-looking. These statements contain a number of risks and uncertainties as discussed here, under the heading "Forward-Looking Statements" of this Annual Report on Form 10-K that could cause actual results to differ materially.

Executive Overview

Our principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. We do not manufacture any apparel or accessory products. We sell our products to a large number of different retail, distributors and private label customers around the world. Retail customers and distributors purchase finished goods directly from us. Retail customers then sell the products through their retail stores and distributors sell our products to retailers in the international market place. Private label customers outsource the production and sourcing of their private label products to us and then sell through their own distribution channels. Private label customers are generally retail chains who desire to sell apparel and accessory products under their own brand name. We work with our private label customers to create their own brand image by custom designing products. In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these private label buyers for the ability to arrange for the manufacture of apparel and accessory products on a reliable, expeditious and cost-effective basis.

Reportable Segments

For the years ended November 29, 2003 and November 30, 2002, we operated in two segments: apparel and accessories. The apparel segment is conducted by our Joe's and IAA subsidiaries. The apparel segment represents the operations of our two-wholly owned subsidiaries, Joe's and IAA, both of which are involved in the design, development and marketing of apparel products. The accessory segment, which represents the historical business of our Company, is conducted by our Innovo subsidiary. The apparel and accessory operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

Our real estate transactions and our other corporate activities are categorized under "other" and are represented by the operations of Innovo Group Inc., the parent company, and our two-wholly owned subsidiaries, Leasall and IRI, which conduct our real estate operations. Our real estate operations do not currently require a substantial allocation of our resources and are not a significant part of management's daily operational functions.

Our Principle Sources of Revenue

Joe's

Since its introduction in 2001, Joe's has gained national and international recognition, primarily in the women's denim market. However, since this introduction and beginning in fiscal 2003, Joe's has expanded its offerings to include women's sportswear and men's apparel items. While Joe's experienced excess inventory in fiscal 2003, which we discuss in detail below, Joe's has entered fiscal 2004 with a focus on solidifying its international reputation. To this effect, Joe's has recently signed a Master Distribution Agreement with Beyond Blue, Inc. or Beyond Blue, for exclusive distribution of Joe's products in territories outside the United States. Beyond Blue is a reputable apparel company that specializes in distribution and licensing of high-end fashion products. We believe that this relationship will allow Joe's to gain greater recognition in those international markets where Joe's products are currently sold, as well as expand into other international markets.

IAA

Under our IAA subsidiary, we design and market branded apparel products under various license agreements. We currently license and market the Fetish(TM) by Eve and Shago(R) by Bow Wow apparel lines, which is sold to better departments stores, such as Macy's and the Federated Department Stores, Inc.'s stores. These products are exploited through the high-end fashion and urban markets, which have proven successful for other well known brands such as Sean John(R), Rocawear(R) and Phat Farm(R). Eve and Bow Wow, both as world-renowned recording artists and actors, provide marketing and exposure for their respective brands through their talents and celebrity status. While we have yet to generate sales during a full fiscal year for either line, we believe that the creation of these brands in fiscal 2003 and the positive reception from retail buyers and the consumer marketplace will allow us to derive greater sales as brand awareness increases. Further, while we experienced production and delivery inefficiencies in our IAA branded business during the fourth quarter of fiscal 2003, which we discuss in greater detail below, that hindered better sales, we believe we have corrected these issues and will be able to improve the results of our branded business in fiscal 2004. We are currently seeking similar opportunities to capitalize on our resources and experience in the branded apparel market. During the first quarter of 2004, we entered into a license agreement to product denim and denim-related apparel for the Betsey Johnson(R) brand. This license allows us to utilize our strengths in producing denim apparel, and provides another avenue to increase our sales in fiscal 2004.

The private label business represents our strongest source of sales under IAA and a company as a whole, primarily because of our knowledge and experience within the denim apparel business. Through private label arrangements, we sell primarily denim products to AEO and Target. We anticipate growth in private label sales in fiscal 2004, primarily because we will have conducted a full fiscal year of sales to AEO in connection with the Blue Concept Division acquisition.

Innovo

Our accessories business is conducted through our Innovo subsidiary. As we continue to produce craft accessories to sell to large retailers such as Wal-Mart and Michaels Stores, Inc., we have been able to contribute to the branded apparel licenses we pursue through our IAA subsidiary.

While our overall operations expanded in depth, sophistication and complexity and our net sales grew significantly during fiscal 2003 and our fourth quarter, respectively, we generated significant losses for these periods. Management is confident that certain activities conducted during fiscal 2003, such as the launch of the Fetish(TM) brand and the Blue Concept Division acquisition, have created assets and a foundation which will benefit us on a going-forward basis and further establish us as a quality apparel and accessory marketer. We believe the reasons for the disappointing financial results during the fourth quarter of 2003 have been identified and should be mitigated in future periods.

Results of Operations

We completed our acquisition of the Blue Concept Division from Azteca on July 17, 2003. The results of operations of the Blue Concept Division are included in our operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of the Blue Concept acquisition.

The following table sets forth certain statements of operations data for the years indicated (in thousands):


                                                                        Years Ended
                                                                       (in thousands)
                                                --------------------------------------------------------------
                                                   11/29/03        11/30/02        $ Change        % Change
                                                   --------        --------        --------        --------
Net Sales                                         $  83,129       $  29,609       $  53,520            181%
Cost of Goods Sold                                   70,153          20,072          50,081             250
                                                   --------        --------        --------        --------
Gross Profit                                         12,976           9,537           3,439              36

Selling, General & Administrative                    19,264           8,092          11,172             138
Depreciation & Amortization                           1,227             256             971             379
                                                   --------        --------        --------        --------
Income (Loss) from Operations                       (7,515)           1,189         (8,704)           (732)

Interest Expense                                    (1,216)           (538)           (678)             126
Other Income                                            526             235             291             124
Other Expense                                          (68)           (174)             106            (61)
                                                   --------        --------        --------        --------
Income (Loss) before Income Taxes                   (8,273)             712         (8,985)

Income Taxes                                             44             140            (96)            (69)

Net Income (Loss)                                $  (8,317)        $    572      $  (8,889)             (A)


(A) Not Meaningful

Comparison of Fiscal Year Ended November 29, 2003 to Fiscal Year Ended November 30, 2002

Fiscal 2003 Overview

While our net sales grew by 181% during fiscal 2003, we incurred $8,317,000 of losses during this period. Although we incurred significant losses in fiscal 2003, we believe that many of the efforts during 2003, such as the creation of the IAA branded business and our lauch of such brands as Fetish(TM) and the Blue Concept Division acquisition, have established us as designers, developers and worldwide marketers of high quality consumer products for the apparel and accessory markets. As further discussed below, we have identified the issues associated with our losses in fiscal 2003 and we are taking steps to address these issues.

The primary reasons for our net loss in fiscal 2003 were the following:

     o We experienced lower gross margins due to: (i) an increase in the percentage of our overall sales coming from our lower margin private label accessory and apparel, and craft products businesses; and (ii) increased inventory markdowns related to excess inventory that we were unable to sell;

     o Increased employee wages of $3,643,000 primarily attributable to: (i) hiring needs for the launch of Fetish(TM) and Shago(R); (ii) hiring needs to support the growth of the Joe's(R) and Joe's Jeans(R) brand; and (iii) the hiring of 31 employees which we absorbed as a result of the Blue Concept Division acquisition;

     o Advertising, marketing, tradeshow and related costs of $1,732,000 incurred in order to market the Joe's(R) and Joe's Jeans(R) brand and to launch the Fetish(TM) and Shago(R);

     o Significant increases in legal, accounting, and other professional fees which increased due to the increase in business activity during fiscal 2003, as well as increased insurance expenses of $965,000; and

     o  Increase  in  interest   expense  of  $678,000  and   depreciation   and
amortization costs of $971,000 primarily associated with the acquisition of the Blue Concept Division.

In order to support our 181% growth in our sales, our expenses increased significantly during fiscal 2003. To support our expanded business platform, we
(i) hired an additional 110 employees in fiscal 2003; (ii) incurred increased royalty and commission expense as a result of strong sales of our new branded accessory and apparel lines; and (iii) incurred a substantial increase in advertising expenditures to establish and market our Fetish(TM), Shago(R) and Joe's(R) branded products. In an effort to align our personnel needs with our operational needs, we have undertaken measures to reduce our payroll expenses subsequent to November 29, 2003. Furthermore, we expect that advertising costs associated with the launch, establishment and expansion of our branded products will decrease in the aggregate in fiscal 2004.

Internal distribution problems and weakening demand for certain branded apparel products from IAA's branded division primarily contributed to our net loss in fiscal 2003. As a result of the overall success of the initial delivery of Shago(R) products in the summer of 2003, we hired additional employees to support the demand and increased the amount of Shago(R) apparel to be manufactured. Unfortunately, during the second delivery of our Shago(R) apparel in the fall of 2003, we started to receive indications that favorable consumer response had weakened for these fall 2003 deliveries. As a result of weakening demand, we did not sell all of our fall 2003 Shago(R) inventory. With further indications of weakening demand, we immediately tried to reduce the original Shago(R) fall 2003 deliveries and/or manufacturing orders in an attempt to limit our exposure to unsold inventory. We were able to cancel some of the goods; however, a majority of the Shago(R) products were in production or had already been shipped, requiring us to accept the products into our inventory.

Although demand had weakened, we had received indications from our retailers that we would still be able to sell our slower moving Shago(R) products to the better retailers at a discount, or, in the alternative, sell these products to discounters either at or above our cost.

While we experienced initial success with this strategy, we discovered that we would not be able to move these goods at a price above our cost, which would result in a write-down on this inventory. As a result, we believed that it was in our best interest to sell these goods through alternate distribution channels in an effort to turn this excess inventory into cash. Following the end of fiscal 2003, those goods have been sold, but the year end financial results reflect reserves taken at what management believes is the fair market value of those goods at the end of fiscal 2003. Goods were moved out of our inventory, but losses were taken as a result of selling these goods below cost.

With respect to our efforts to sell the Fetish(TM) branded products, we experienced a similar situation with respect to excess inventory. We initially launched our Fetish(TM) products for the fall 2003 season, and our first delivery was an overall success. We did, however, have excess inventory that was anticipated to be moved to discount retailers. In an effort to support the reputation of the Fetish(TM) brand in the consumer and retail marketplace, we did not immediately move the product into alternative markets. As a result, we did not begin to move the excess Fetish(TM) fall inventory until the beginning of December 2003.

The second delivery for Fetish(TM) products, or the Holiday delivery, was scheduled to be delivered between November 15, 2003 and December 15, 2003. A portion of this delay was due to production problems and, when shipped, a portion of the goods was held in customs. This required us to reconfigure a significant number of our orders to address customers' needs since some of the purchased products were no longer available. The production delays were primarily a function of the design department for Fetish(TM) not completing the design of the Holiday line in a timely manner, thereby reducing production time.

These problems resulted in excess inventory since a large portion of the products could not be shipped prior to the end of the Holiday delivery season. Rather than risk holding the goods and attempting to sell them slowly with no assurance of successfully doing so, we chose to move these goods, even though often at a loss. Consequently, our finncial results for the fourth quarter of fiscal 2003 reflect the necessary inventory reserves as what we believe to be the fair market value of the goods.

Another operational factor leading to our financial losses for fiscal 2003 was the unexpected and significant number of returns and charge-backs we received on the Fetish(TM) products Holiday delivery. This problem was attributable to Fetish(TM) products Holiday delivery delays and the substitutions and delivery problems attributable to certain styles being held in customs. While we did experience some returns and charge-backs on our Shago(R) inventory, the amount was insignificant compared to the Fetish(TM) inventory returns and charge-backs.

While IAA was responsible for a large portion of our losses during fiscal 2003 and our fourth quarter, our Innovo subsidiary also experienced inventory reserve issues due to slow moving inventory for its Bongo(R) and Fetish(TM) accessory products. This was due to weaker Bongo(R) sales during fiscal 2003 and similar design, production and delivery delays and issues discussed above for our Fetish(TM) products. Also, our Joe's subsidiary's financial performance was negatively impacted due to an inventory write-down for slow moving inventory sold after our fiscal 2003 year end.

Our fiscal 2003 net loss was also attributable to certain other adjustments , namely:

     o The recording of a charge for the Hot Wheels(R) royalty guarantees due to the fact we have generated no sales under this license agreement, and are in discussions with Mattel regarding the future of this license agreement and a reserve against the potential royalty obligations.

     o An increase in our bad debt reserve to address concerns of the likelihood of collection of certain outstanding accounts.

We are making a focused effort to address these operational issues. In February of 2004, we promoted Pierre Levy, who has over 20 years' of management experience in the apparel industry, as our General Manager of Apparel Operations to oversee all aspects of apparel related operations as we move into fiscal 2004. We believe his experience will minimize the design, production and delivery issues that we experienced in fiscal 2003.

In connection with our discussion below of the results of our operations in fiscal 2003 compared to fiscal 2002 below, we explain in greater detail the reasons for the net loss incurred in fiscal 2003.

As discussed above, we classify our business in two reportable segments. The following table sets forth certain statements of operations data by segment for the periods indicated:


      November 29, 2003                Accessories               Apparel             Other (A)                 Total
                                     ------------------------------------------------------------------------------------
                                                                    (in thousands)
Net Sales                              $    14,026           $    69,103           $         -           $    83,129
Gross Profit                                 3,095                 9,881                     -                12,976
Depreciation & Amortization                     39                 1,087                   101                 1,227
Interest Expense                               214                   946                    56                 1,216


      November 30, 2002                Accessories               Apparel             Other (A)                 Total
                                     ------------------------------------------------------------------------------------
                                                                    (in thousands)
Net Sales                              $    12,072           $    17,537           $         -           $    29,609
Gross Profit                                 3,393                 6,144                     -                 9,537
Depreciation & Amortization                     21                   183                    52                   256
Interest Expense                               140                   339                    59                   538


         2003 to 2002               Accessories             Apparel              Other (A)               Total
                                $ Change    % Change  $ Change    % Change  $ Change    % Change  $ Change    % Change
                                                                    (in thousands)
Net Sales                        $ 1,954         16%   $51,566        294%   $     -         N/A   $53,520        181%
Gross Profit                       (298)         (9)     3,737          61         -         N/A     3,439          36
Depreciation & Amortization           18          86       904         494        49          94       971         379
Interest Expense                      74          53       607         179       (3)         (5)       678         126

(A) Other includes corporate expenses and assets and expenses related to real estate operations

Net Sales

Net sales increased to $83,129,000 in fiscal 2003 from $29,609,000 in fiscal 2002, or a 181% increase. The primary reasons for the increase in our net sales were due: (i) to increased sales to our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in Joe's and Joe's Jeans branded apparel products; (iii) growth in sales of our craft products; and (iv) initial sales from our Fetish(TM) and Shago(R) branded apparel and accessory products.

Accessory

         Innovo

Sales for our accessory segment increased to $14,026,000 in fiscal 2003 from $12,072,000 in fiscal 2002, or a 16% increase. The increase is primarily a result of higher sales of Innovo's private label and craft accessories products.


                          Net Sales
                      ($ in thousands)                     % of Total Net Sales
                    --------------------                  ----------------------
                       2003        2002       % Chg.         2003       2002
                    --------------------     ---------    ----------------------
Craft               $  5,372    $  4,417         22%          38%        37%

Private Label          4,856       3,317         46%          35%        27%

Bongo                  2,534       3,125        -19%          18%        26%
Fetish                   192         -           N/A           1%         0%
Other Branded          1,072       1,213        -12%           8%        10%
                    --------------------
   Total Branded       3,798       4,338        -12%          27%        36%
                    --------------------
Total Net Sales     $ 14,026   $  12,072         16%         100%       100%


Craft Accessories. Innovo's net sales from its craft business increased to $5,372,000 in fiscal 2003 from $4,417,000 in fiscal 2002, or a

22% increase. Craft accessories sales accounted for 38% of Innovo's sales in fiscal 2003. Sales of craft accessories increased due to increased sales to our existing customer base, which was a function of our customers opening new stores. In fiscal 2004, we expect sales to continue to increase as our customers continue to aggressively expand their store bases and we take on new customers. However, we anticipate sales of craft products to decline as a percentage of Innovo's total net sales because of anticipated growth from our private label and branded accessories products.

Private Label Accessories. Innovo's net sales from its private label business increased to $4,856,000 in fiscal 2003 from $3,317,000 in fiscal 2002, or a 46% increase. Private label accessories sales accounted for 35% of Innovo's sales in fiscal 2003. This increase was due to (1) sales to new private label customers,
(2) increased sales to existing customers, and (3) a full fiscal year of sales to a new retail customer we acquired at the end of fiscal 2002. In fiscal 2004, we expect sales to private label customers to increase as we continue to expand sales with existing customers and increase our customer base.

Branded Accessories. Innovo's net sales from its branded accessory business decreased to $3,798,000 in fiscal 2003 from $4,338,000 in fiscal 2002, or a 12% decrease. Branded accessories sales accounted for 27% of Innovo's sales in fiscal 2003. Innovo's branded accessories carry the following brand names:
Bongo(R), Fetish(TM), Friendship(TM) and Clear Gear(TM). Sales of branded accessories declined primarily as a result of a decline in the Bongo(R) line of bags, which in 2003 represented the majority of branded accessory sales. The decline in sales of Bongo(R) bags was a result of a decline in sales of junior branded bags in the mid-tier retailers such as The May Department Stores Company, Sears, Roebuck and Company, and J.C. Penney Company, Inc. While sales of Fetish(TM) accessories offset a portion of the decline of net sales of Bongo(R) bags, Fetish(TM) accessories did not start shipping until November 2003, the last month of Innovo's fiscal 2003. In fiscal 2004, we anticipate sales of certain branded accessories, such as Friendship(TM) and Clear Gear(TM), to decrease as we continue to sell off existing inventory, and we anticipate that this decrease will be offset by the growth in our Bongo(R) and Fetish(TM) accessories. In fiscal 2004, we anticipate branded accessories sales to increase as a result of: (i) increased sales of Bongo(R) bags based on our initial projections for the back-to-school season; and (ii) generating sales of Fetish(TM) bags for the full year of fiscal 2004 compared to just one month of sales in fiscal 2003.

Apparel

         Joe's

Joe's net sales increased to $11,476,000 in fiscal 2003 from $9,179,000 in fiscal 2002, or a 25% increase.



                                        Net Sales
                                     ($ in thousands)                           % of Total Net Sales
                                   ---------------------                        ---------------------
                                       2003       2002          % Chg.              2003       2002
                                   ---------------------      ------------      ---------------------
Domestic                           $  6,075    $  5,398             13%                53%        59%

Joe's Jeans Japan                     3,018       1,902             59%                26%        21%
International Distributors            2,383       1,879             27%                21%        20%
                                   ---------------------
   Total International Markets        5,319       3,781             41%                46%        41%
                                   ---------------------
Total Net Sales                     $11,476    $  9,179             25%               100%       100%
                                   ---------------------


Domestic. Joe's domestic net sales increased to $6,057,000 in fiscal 2003 from $5,398,000 in fiscal 2002, or a 13% increase. This increase occurred despite the presence of pricing pressures for our products in the domestic market. The increase in sales is attributable to higher unit demand for Joe's products. The number of units shipped in the domestic market increased to 146,000 units in fiscal 2003 from 120,000 units in fiscal 2002, or a 22% increase. In fiscal 2004, we plan to take the following steps to further increase sales domestically: (1) expand our collection of products, to include not only pants in different materials other than denim, but also tops such as shirts and jackets; (2) expand our denim pants line to include four fits that are tailored to different body types; and (3) increase advertising spending to include not only print ads, but also billboards.

Joe's Jeans Japan. Joe's net sales in Japan increased to $3,018,000 in fiscal 2003 from $1,902,000 in fiscal 2002, or a 59% increase. The majority of the increase is attributable to sales by JJJ of approximately $1,000,000 of discounted inventory to Itochu. During the third fiscal quarter of 2003, Joe's decided to terminate its direct sales operations in Japan in favor of entering into a licensing and distribution agreement with Itochu for the licensing of Joe's and the Joe's Jeans brands in Japan. See "Management's Discussion & Analysis - Recent Acquisitions and Licenses" for a further discussion regarding the Joe's Jeans licensing agreement. In fiscal 2004, Joe's Jeans Japan does not anticipate having any sales. However, as discussed below, we believe that our sales in Japan will grow as a result of the agreement with Itochu.

International Distributors. Joe's net sales to international distributors increased to $2,383,000 in fiscal 2003 from $1,879,000 in fiscal 2002, or a 27% increase. Currently, Joe's products are sold internationally in Canada, Japan, Australia, France, England and Korea. The increase in international sales is attributable to sales to Itochu. In fiscal 2003, Joe's shipped $1,477,000 to Itochu. Excluding sales to Itochu, sales to international distributors declined. Sales to France, which represents our second largest international market behind Japan, declined to $350,000 in fiscal 2003 from $937,000 in fiscal 2002, or a 63% decrease. In fiscal 2004, we expect sales to international distributors to increase as a result of adding Itochu as our international distributor in Japan and as a result of partnering with Beyond Blue to increase Joe's distribution in the international marketplace. Beyond Blue will be responsible for the management of the existing relationships with Joe's international distributors and will work to open new territories by obtaining additional international sub-distributors and sales agents.

         IAA

IAA's net sales increased to $57,627,000 in fiscal 2003 from $8,358,000 in fiscal 2002, or a 589% increase. IAA segregates its operations between two businesses: private label and branded apparel. IAA's increase in net sales is attributable to an increase in sales from the private label business, most notably due to sales of the Blue Concept division acquired from Azteca, Hubert Guez and Paul Guez in July 2003. Also, as a result of the license agreements entered into during fiscal 2002 and 2003, IAA generated approximately 11% of its net sales from its branded business, which began shipping branded apparel in May of fiscal 2003.



                                     Net Sales
                                  ($ in thousands)                    % of Total Net Sales
                                ---------------------               ----------------------
                                    2003        2002       % Chg.         2003       2002
                                ---------------------    --------   ----------------------
Branded                          $ 5,917     $     -          (A)          10%         0%

Private Label (Existing)          23,950       8,358         187%          42%       100%
Private Label (Blue Conpets)      27,760           -          (A)          48%         0%
                                ---------------------
   Total Private Label            51,710       8,358         519%          90%       100%
                                ---------------------
Total Net Sales                  $57,627      $8,358         589%         100%       100%
                                ---------------------

(A) Not Meaningful


Private Label. IAA's net sales from its private label business increased to $51,710,000 in fiscal 2003 from $8,358,000 in fiscal 2002, or a 519% increase.
The increase in sales is attributable to an increase in sales to the private label division's existing customer base and sales generated in connection with the Blue Concepts acquisition in July 2003. Approximately one-third (1/3) of the increase in the private label division's sales is attributable to sales from the division's existing customer base with the balance of the growth coming from the Blue Concepts acquisition. In fiscal 2004, we expect sales from the private label division to increase as a result of the benefit of a full year's contribution of sales from the purchase of Blue Concepts versus only four months in fiscal 2003.

Branded. IAA's net sales from its branded apparel business was $5,917,000 in fiscal 2003. IAA did not have branded apparel sales in fiscal 2002. Branded apparel sales accounted for 11% of IAA's net sales in fiscal 2003. During fiscal 2003, IAA's branded apparel carried the following brand names: Shago(R) by Bow Wow, Fetish(TM) by Eve and Hot Wheels(R) by Mattel, IAA did not generate sales from its Hot Wheels(R) branded apparel line. See "Business - License Agreements and Intellectual Property" for further discussion regarding the Hot Wheels(R) license. IAA commenced shipping its Shago(R) apparel and Fetish(TM) apparel lines in May 2003 and in September 2003, respectively. The Shago(R) and Fetish(TM) apparel products were shipped to retailers such as better department stores and specialty stores in the United States. In fiscal 2004, the Company expects to increases sales in its branded division through (1) sales of Fetish(TM) apparel for the full fiscal year; (2) sales of Shago(R) branded apparel potentially through alternative channels of distribution, including mid-tier department and specialty stores, and (3) sales from new licensed apparel, such as the Betsey Johnson(R) license. See "Business - Subsequent Events" for further discussion regarding the Betsey Johnson(R) license.

Gross Margin

Our gross profit increased to $12,976,000 in fiscal 2003 from $9,537,000 in fiscal 2002, or a 36% increase. The increase was due to our increase in net sales. Overall, gross margin, as a percentage of net sales, decreased to 16% in fiscal 2003 from 32% in fiscal 2002. The decline was attributable to: (i) a higher percentage of our total sales coming from our private label accessory and apparel products, as well as our craft products, and (ii) significant inventory markdowns taken in the fourth quarter of fiscal 2003. Generally, private label apparel, accessories and craft product lines have lower gross margins than our branded product lines. Our private label accessory and apparel and craft products represented approximately 75% of our total sales in fiscal 2003 compared to 54% of our total sales in fiscal 2002. Additionally, in fiscal 2003, we recorded a fourth quarter charge of $3,875,000, or 5% of net sales, related to of out-of-season and second quality inventory in the Joe's, Innovo, and IAA divisions. In fiscal 2004, we believe that gross margins will be lower than our historical averages due to a higher percentage of sales coming from sales to private label customers. The increase in sales to private label customers is primarily the result of the acquisition of the Blue Concept Division, which sells private label apparel to retailers, particularly American Eagle Outfitters, Inc.

Accessory

         Innovo

Innovo's gross profit decreased to $3,095,000 in fiscal 2003 from $3,393,000 in fiscal 2002, or a 9% decrease. Innovo's gross margin decreased to 22% in fiscal 2003 from 28% in fiscal 2002. The decrease in gross margin is a result of a greater percentage of sales coming from lower margin products and a charge related to out-of-season inventory. Our craft and private label accessory products have traditionally experienced lower gross margins than our branded accessory products. Our craft and private label accessory product represented 74% of net sales in fiscal 2003 compared to 64% of net sales in fiscal 2002. In addition, we recorded a charge of $335,000 in the fourth quarter related to out-of-season and slow moving Fetish(TM), Shago(R) and Bongo(R) accessories, which reduced gross margins by 2%. Approximately 80% of the charge recorded to mark down out-of-season and slow moving inventory was related to Bongo(R) products. The decline in Bongo(R) sales relative to our expectations of growth resulted in over-ordering of excess Bongo(R) inventory. Further, we anticipate that branded products will grow faster than total sales for the accessories business, which would result in a greater portion of net sales attributable to branded accessories in fiscal 2004 than in fiscal 2003.

Apparel

         Joe's

Joe's gross profit decreased to $4,087,000 in fiscal 2003 from $4,515,000 in fiscal 2002, or a 9% decrease. Joe's gross margins decreased to 36% in fiscal 2003 from 51% in fiscal 2002. Joe's gross margin decrease was primarily attributable to the following factors: (i) JJJ sold the majority of its inventory, equaling approximately $1,000,000, to Itochu, which approximated our book value. See "Business - License Agreements and Intellectual Property" for further discussion of this sale of JJJ inventory; (ii) we recorded a charge of $143,000 related to second-quality inventory in Japan in the third quarter of fiscal 2003; (iii) we recorded a charge of $287,000 related to out-of-season fabric; (iv) we recorded a charge of $247,000 related to second-quality goods and damaged goods in the U.S to mark down the value of the goods carried on our books to market value; and (v) our cost of goods sold increased as a result of no longer being able to purchase finished goods from our domestic supplier, which resulted in the need to change our inventory purchasing strategy during the second quarter of fiscal 2003 from buying finished goods to buying raw materials and outsourcing the manufacturing of our goods. Joe's cost to buy raw materials and outsource the manufacturing of its own goods was significantly higher than its cost to buy finished goods. The above referenced charges in the U.S. and in Japan reduced gross margins by 6%.

         IAA

IAA's gross profit increased to $5,794,000 in fiscal 2003 from $1,629,000 in fiscal 2002, or a 256% increase. However, gross margin decreased to 10% from 19% in fiscal 2002. The decrease in gross margin is primarily attributable to the following factors: (i) lower gross margins associated with sales of private label apparel products, primarily sales to AEO as part of the Blue Concept Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for further discussion of the Blue Concept Division acquisition; (ii) we recorded a charge of $33,000 related to slow moving inventory in our private label division; and (iii) we recorded a charge of $3,134,000 to markdown out-of-season Shago(R) and Fetish(TM) inventory carried on our books to its estimated market value. This $3,134,000 charge was due to not only our over-estimation of the demand in the marketplace for our initial deliveries of Shago(R) and Fetish(TM) branded apparel products, but also our production delays that caused certain customers to cancel their orders. In aggregate, the charges related to inventory lowered gross margins by 5%.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expenses increased to $19,264,000 in fiscal 2003 from $8,092,000 in fiscal 2002, or a 138% increase. The SG&A increase is largely a result of the following factors: (i) an increase in advertising expenditures to establish and market our Fetish(TM), Shago(R) and Joe's(R) branded products through both advertising and tradeshows; (ii) the hiring of 31 employees as a result of the Blue Concept Division acquisition;
(iii) the hiring of 60 employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products; (iv) the hiring of 19 employees to support our Far East outsourcing operations and 4 employees to increase our management personnel; (v) increased royalty and commission expense associated with our existing and new branded accessory and apparel lines; (vi) increased outside legal, accounting and other professional fees as a result of continued growth of the business in fiscal 2003; and (vii) increased insurance costs primarily as a result of increase in our general liability and D & O insurance.

As discussed in greater detail below, we incurred the following SG&A expenses in fiscal 2003: (i) $1,732,000 of expense in fiscal 2003 from $491,000 of expense in fiscal 2002, or a 253% increase, to establish and market our branded products through advertising and tradeshows; (ii) $6,475,000 of expense in fiscal 2003 from $2,832,000 of expense in fiscal 2002, or a 129% increase, for hiring additional employees and wage increases; (iii) $2,032,000 of expense in fiscal 2003 from $1,568,000 of expense in fiscal 2002, or a 30% increase, for royalties and commissions associated with our existing and new branded accessory and apparel lines; (iv) $1,577,000 of expense in fiscal 2003 from $611,000 of expense in fiscal 2002, or a 158% increase, for increased legal, accounting and other professional fees; and (vi) $240,000 of expense in fiscal 2003 from $134,000 in fiscal 2002, or a 79% increase, for increased D & O and general liability insurance.

Accessory

         Innovo

Innovo's SG&A expenses increased to $3,345,000 in fiscal 2003 from $2,854,000 in fiscal 2002, or a 17% increase. This SG&A expense increase is primarily attributable to wage increases. Innovo's employee wages increased to $1,284,000 in fiscal 2003 from $842,000 in fiscal 2002 or a 52% increase. Wage increases are a result of the following factors: (i) hiring of two additional salespersons to replace outsourced sales personnel working on a commission only basis, which accounted for $152,000 of the wage expense increase; (ii) wage increases for existing employees, which accounted for $50,000 of the wage expense increase;
(iii) hiring of new employees in functions including purchasing, data entry, merchandising, designing and accounting, which accounted for $200,000 of the wage expense increase; and (4) the hiring of additional employees added to the Hong Kong sourcing office, which accounted for $40,000 of the wage expense. Further, as a result of shifting to using in-house sales personnel instead of outsourcing sales to sales representatives that work for commissions, wage increases were partially offset by lower commission expenses. Commission expense declined to $130,000 in fiscal 2003 from $292,000 in fiscal 2002, or a 26% decrease.

Due to the expansion of the branded accessories product line, three other SG&A expense categories increased, namely: (i) product sample expenses; (ii) contract labor; and (iii) rent. First, expenses to make samples of future products increased to $137,000 in fiscal 2003 from $54,000 in fiscal 2002, or a 154% increase. Sample expense increased due to additional development of branded accessories such as Fetish(TM) accessories. Second, in addition to using our own design and development personnel for branded accessories, we also used contract labor. As a result, contract labor expense increased to $46,000 in fiscal 2003 from $12,000 in fiscal 2002, or a 283% increase. Finally, rental expense increased to $191,000 in fiscal 2003 from $120,000 in fiscal 2002, or a 59% increase. The increase in rent is primarily attributable to an increase in rent to expand the New York showroom to include support for the branded accessories lines.

Apparel

         Joe's

Joe's SG&A expenses increased to $5,426,000 in fiscal 2003 from $3,245,000 in fiscal 2002, or a 67% increase. This increase is primarily attributable to the following factors: (i) a wage and benefits expense increase in connection with the hiring of additional employees in order to expand Joe's product lines from denim pants to a full sportswear collection of pants and tops bearing the Joe's(R) brand for Spring 2004; (ii) severance payments paid in connection with the termination of operations in Japan pursuant to the agreement with Itochu. See "Business - License Agreements and Intellectual Property" for further discussion of the Itochu agreement; (iii) increases in legal and accounting fees due to the termination of operations in Japan in connection with the Itochu agreement; (iv) increased expenditures on marketing and advertising the Joe's(R) and Joe's Jeans(R) brand; (v) increased apparel sample costs; and (vi) increased royalty and factoring expenses due to increased sales of Joe's products.

More specifically, Joe's employee wages and related benefits expenses increased to $1,794,000 in fiscal 2003 from $1,140,000 in fiscal 2002, or a 57% increase, as a result of hiring 11 new employees to support the growth in Joe's business. Severance payments totaling $274,000 were paid in the second and third quarters of 2003 to certain employees as part of a separation payment in connection with the termination of operations in Japan, compared to no severance payments being made in fiscal 2002. Joe's legal and accounting expenses increased to $434,000 in fiscal 2003 from $82,000 in fiscal 2002, or a 429% increase, and were attributable to the termination of operations in connection with the Itochu agreement. Joe's expenses associated with marketing and advertising, including trade show expenditures, increased to $706,000 in fiscal 2003 from $426,000 in fiscal 2002, or a 66% increase. Sample costs were $291,000 in fiscal 2003, compared to no sample costs in fiscal 2002. This expense is due to changes in inventory strategy in the second quarter of fiscal 2003 whereby Joe's began purchasing raw materials and outsourcing the manufacturing of its goods as opposed to purchasing finished goods. As a result of this change in inventory strategy, Joe's began buying its own samples. By contrast, in fiscal 2002 our supplier of finished goods bore the cost of producing samples. Finally, as a result of higher net sales, Joe's royalty expense increased to $339,000 in fiscal 2003 from $277,000 in fiscal 2002, or a 22% increase. and Joe's factoring expense under its factoring arrangement with CIT Commercial Services increased to $72,000 in fiscal 2003 from $41,000 in fiscal 2002, or a 76% increase.

         IAA

IAA's SG&A expenses increased to $7,541,000 in fiscal 2003 from $761,000 in fiscal 2002, or an 891% increase. The increase in SG&A expenses is primarily attributable to the growth in IAA's branded apparel business and the acquisition of the Blue Concept Division.

IAA had higher employee costs associated with the expansion of its branded apparel business and the acquisition of the Blue Concept Division, increasing its employee count by adding 80 new employees. The expansion into the branded apparel business required us to fill certain positions such as designers for Shago(R) and Fetish(TM), which were necessary to bring the products to production and, ultimately, to the marketplace. As a result, employee wages and benefits increased to $2,362,000 in fiscal 2003 from $522,000 in fiscal 2002, or a 352% increase. Of the $2,362,000 in total wages, $1,082,000, or 46%, was associated with employees working on branded apparel products; $708,000, or 30%, was associated with employees joining the private label division in connection with the Blue Concept Division acquisition, with the remaining 24% of the total wages associated with the private label division's existing operations.

During fiscal 2003, we incurred $989,000 of expense to market and promote our branded apparel products, including: (i) $498,000 spent on billboard advertising, photo shoots in connection with Fetish(TM) and Shago(R), and national print publications, such as Vibe, Honey and Women's Wear Daily, from no advertising expenses incurred in fiscal 2002; and (ii) $491,000 incurred in connection with the semi-annual trade show MAGIC held in Las Vegas, Nevada to build and erect the booth used to launch the Fetish(TM), Shago(R) and Hot Wheels(R) lines; and (iii) $431,000 for samples, production and development of its apparel products, compared to no expenses for these sample and development costs in fiscal 2002.

During fiscal 2003, we incurred $1,061,000 of royalties and commissions for Shago(R) and Fetish(TM) branded apparel sales, which commenced shipping in the second and fourth quarters of fiscal year 2003, respectively. In future periods we anticipate that royalties and commissions will increase as we expect sales of branded apparel to increase. With the exception of $21,000 spent in fiscal 2002 allocated toward minimum royalty guarantees in connection with the Hot Wheels(R) and Shago(R) lines, no commissions were expensed during fiscal 2002 since we generated no sales from branded apparel during fiscal 2002.

Factoring expenses under IAA's inventory- and receivables-based line of credit agreements with CIT increased to $342,000 in fiscal 2003 from $130,000 in fiscal 2002, or a 163% increase. This increase was due to the increase in sales.

Travel, meals and entertainment expense increased to $408,000 in fiscal 2003 from $18,000 in fiscal 2002, or a 2,167% increase, as a result of the larger employee and customer base.

Legal expenses increased $161,000 in fiscal 2003 from $2,000 in fiscal 2002, or a 7,950% increase, as a result of increased costs associated with the development of the branded apparel business.

IAA incurred $231,000 of bad debt expense for uncollectible accounts in fiscal 2003 compared to no bad debt expense in fiscal 2002.

As a part of the acquisition of the Blue Concept Division, IAA pays to Azteca a fee for allocated expenses associated with the use of its office space and expenses incurred in connection with maintaining office space. These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities. During fiscal 2003, we incurred $694,000 of expense to Sweets Sportswear LLC pursuant to an earn-out agreement associated with the Blue Concepts acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for further discussion regarding the acquisition of the Blue Concepts Division. We expect earn-out expense to increase as we anticipate sales growth from the Blue Concept Division, particularly as we will benefit from a full year of sales in fiscal 2004 compared to only four months of sales in fiscal 2003. As a part of the acquisition of Blue Concepts, IAA pays Azteca Productions International a fee for allocated expenses associated with the use of its infrastructure. Such allocated expenses include but are not limited to rent, security, office supplies, machine leases and utilities. In fiscal 2003, IAA recorded $318,000 for such expenses. The balance of the approximate $689,000 of additional SG&A in fiscal 2003 is attributable to the growth of our business from IAA having net sales of $8,358,000 and 7 employees in fiscal 2002 to $57,627,000 net sales and 87 employees in fiscal 2003.

Other

         IGI

IGI, which reflects our corporate expenses and operates under the "other" segment, does not have sales. IGI's expenses, excluding interest, depreciation and amortization, increased to $2,812,000 in fiscal 2003 from $1,375,000 in fiscal 2002, or a 105% increase. IGI's management level wages, and related taxes and benefits increased to $859,000 in fiscal 2003 from $295,000 in fiscal 2002, or a 191% increase, primarily as a result of hiring five additional management level employees, including a Chief Financial Officer and a Chief Operating Officer, to provide the infrastructure necessary to manage our growth. Also, insurance expense increased to $240,000 in fiscal 2003 from $134,000 in fiscal 2002, or a 79% increase. Legal, accounting and professional fees increased to $933,000 in fiscal 2003 from $406,000 in fiscal 2002, or a 130% increase, as a result of the Company's increased business needs in fiscal 2003. Travel, meals and entertainment expense increased to $266,000 in fiscal 2003 compared to $143,000 in fiscal 2002, or a 86% increase, as a result of the travel associated with senior management coordinating the opening of a New York office for the IAA subsidiary, and the commuting and relocation costs associated with the hiring of the Chief Financial Officer.

         Leasall

Leasall's SG&A expense increased to $130,000 in fiscal 2003 from $21,000 in fiscal 2002, or a 519% increase, primarily due to $98,000 of expenses incurred to maintain and operate our former manufacturing facility and headquarters located in Springfield, Tennessee, which is now partially leased to third party tenants. The balance of the $32,000 was spent by Leasall on Tennessee property taxes and insurance.

         IRI

IRI's SG&A expense decreased to $8,000 in fiscal 2003 from $64,000 for fiscal 2002, or a 700% decrease. IRI's SG&A expense is primarily comprised of legal and accounting fees.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $1,227,000 in fiscal 2003 from $256,000 in fiscal 2002, or a 379% increase. The increase is primarily attributable to (1) the depreciation and amortization associated with the purchase of the Blue Concepts division and (2) the purchase of a booth for the tradeshow, MAGIC. More specifically, in connection with the Blue Concepts acquisition in fiscal 2003, the Company amortized $848,000 of the intangible assets based upon the fair value of the majority of the gross profit associated with existing purchase orders at closing and the intangible value of the customer list obtained. We also depreciated $50,000 of the expense related to the purchase of the booth for the MAGIC tradeshow. The remaining depreciation and amortization expense of $329,000 is due to (i) deprecation of $76,000 in connection with the Springfield, Tennessee facility and related leasehold improvements, (ii) amortization of $48,000 in connection with the licensing rights to the Joe's(R) and Joe's Jeans(R) marks acquired on February 7, 2001,
(iii) amortization of $95,000 from the purchase of the knit division from Azteca on August 24, 2001, and (iv) depreciation of $110,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

Our combined interest expense increased to $1,216,000 in fiscal 2003 from $538,000 in fiscal 2002, or a 126% increase. Our interest expense is primarily associated with: (i) $359,000 of interest expense from our factoring and inventory lines of credit and letter's of credit from CIT used to help support our working capital increases; (ii) $182,000 of interest expense from the knit acquisition purchase notes issued in connection with the purchase of the knit division from Azteca in fiscal 2001; (iii) $30,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our Chief Financial Officer, to the Company on February 7, 2003 and February 13, 2003; (iv) $26,000 of interest expense from a $476,000 mortgage on our former manufacturing facility and headquarters in Springfield, Tennessee; (v) $482,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concepts acquisition in July of 2003. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a further discussion of these financing arrangements; (vi) $139,000 of interest expense incurred from discounts given to customers who paid their invoices early; and (vii) interest income of $2,000.

Other Income

We had other income, net of other expenses, of $458,000 in fiscal 2003 from $61,000 in fiscal 2002, or a 651% increase.

         IRI

Other income in fiscal 2003 included $329,000 of income from a quarterly sub-asset management fee that IRI received pursuant to a sub-asset management agreement entered into on April 5, 2002, in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States. Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of the Company's $100 Redeemable 8% Cumulative Preferred Stock, Series A, or the Series A Preferred Stock. We are not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed. Until such time, we only receive the quarterly sub-asset management fee. IRI generated $173,000 of income from the sub-asset management fee in fiscal 2002. See "Business - Real Estate Transactions".

         Joe's and Leasall

Additionally, we had $153,000 of other income from Joe's in fiscal 2003 compared to $41,000 of other expense in fiscal 2002. The vast majority of Joe's other income was unrealized Japanese currency translation income of $137,000. Offsetting a portion of other income was net rental expenses of $21,000 from tenants who are occupying our former manufacturing facility located in Springfield, Tennessee.

Net Income

We generated a net loss of $8,317,000 in fiscal 2003 compared to net income of $572,000 in fiscal 2002. The net loss in fiscal 2003 versus net income in fiscal 2002 is largely the result of the following factors: (i) lower gross margins, due to (a) over-estimations by management in its inventory purchases and (b) significant charges taken against excess inventory; (ii) increased employee wages of $3,643,000; (iii) increased advertising, marketing, tradeshow and related costs of $1,241,000 incurred in order to market the Joe's brand and launch the Shago(R) by Bow Wow and Fetish(TM) by Eve brands; (iv) increased royalties and commissions associated with our branded products and the earnout associated with the Blue Concepts purchase of $1,539,000; (v) increases in legal, accounting, and other professional fees and insurance of $965,000; (vi) an increase in interest expense of $681,000 and depreciation and amortization costs of $973,000 primarily associated with the acquisition of the Blue Concepts division from Azteca in fiscal 2003 as discussed in greater detail above.

Results of Operations

The following table sets forth certain statement of operations data for the years indicated:


                                                                        Years Ended
                                                                       (in thousands)
                                                --------------------------------------------------------------
                                                 11/30/02        12/01/01          $ Change        % Change
                                                 --------        --------          --------        --------
Net Sales                                        $ 29,609         $ 9,292          $ 20,317            219%
Cost of Goods Sold                                 20,072           6,335            13,737             217
                                                 --------        --------          --------        --------
Gross Profit                                        9,537           2,957             6,580             223

Selling, General & Administrative                   8,092           3,189             4,903             154
Depreciation & Amortization                           256             167                89              53
                                                 --------        --------          --------        --------
Income (Loss) from Operations                       1,189           (399)             1,588           (398)

Interest Expense                                    (538)           (211)             (327)             155
Other Income                                          235              84               151             180
Other Expense                                       (174)             (3)             (171)             (A)
                                                 --------        --------          --------        --------
Income (Loss) before Income Taxes                     712           (529)             1,241           (235)

Income Taxes                                          140              89                51              57

Net Income (Loss)                                $    572         $ (618)          $  1,190             (A)

(A) Not Meaningful


Comparison of Fiscal Year Ended November 30, 2002 to Fiscal Year Ended December 1, 2001

Overview

In fiscal 2002, we increased our sales and reported an overall profit for the year ended November 30, 2002. We experienced growth in all three of our main consumer products operating subsidiaries and moved forward in our efforts to strengthen our presence in the apparel market.

Our accessory division, Innovo, experienced an increase in sales as a result of our entry into the private label business, growth from the Bongo(R) product line and an increase in its legacy craft division. In fiscal 2002, Innovo focused on strengthening its sourcing capabilities through the establishment of IHK.

During fiscal 2002, our Joe's subsidiary continued to experience strong demand for its product lines in the international marketplace. In May of 2002, Joe's established JJJ to distribute its products in the Japanese market. Additionally, we began to distribute our Joe's products in Europe and Canada.

Our IAA subsidiary increased its sales in fiscal 2002 as a result of growth in its business with its private label customers such as Target Corporation and J. Crew, Inc. During the period, in an effort to expand into branded products, IAA obtained the license rights to Bow

Wow from Bravado International Group, the agency with the master license rights to Bow Wow, and LBW Entertainment, Inc. and to the Hot Wheels(R) brand from Mattel, Inc.

Our net income for the fiscal year ended 2002 was $572,000, or $0.04 per share, compared to a loss of $618,000, or $0.04 per share, for the fiscal year ended 2001, as a result of our ability to increase our revenues, maintain our gross margins and to control our increase in expenses.

Reportable Segments

During fiscal 2002 and fiscal 2001, we operated in two segments, accessories and apparel. The accessories segment represents our original core business and is conducted by our Innovo subsidiary. The apparel segment operates under Joe's and IAA. Our real estate operations and corporate activities are categorized under "other." The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

The following table sets forth certain statement of operations data by segment for the years indicated (in thousands):

         November 30, 2002       Accessories      Apparel      Other (A)      Total
                                 ---------------------------------------------------
                                                     (in thousands)
Net Sales                          $12,072        $17,537        $ --        $29,609
Gross Profit                         3,393          6,144          --          9,537
Depreciation & Amortization             21            183          52            256
Interest Expense                       140            339          59            538

          December 1, 2001       Accessories      Apparel      Other (A)      Total
                                 ---------------------------------------------------
                                                     (in thousands)
Net Sales                          $ 5,642        $ 3,650        $ --        $ 9,292
Gross Profit                         1,749          1,208          --          2,957
Depreciation & Amortization             45             35          87            167
Interest Expense                        32             79         100            211

            2002 to 2001                Accessories                 Apparel               Other (A)                 Total
                                  $ Change     % Change      $ Change    % Change    $ Change   % Change     $ Change    % Change
                                  -----------------------------------------------------------------------------------------------
                                        (in thousands)
Net Sales                          $ 6,430        114%        $13,887       380%       $ --        N/A        $20,317       219%
Gross Profit                         1,644         94           4,936       409          --        N/A          6,580       223
Depreciation & Amortization            (24)       (53)            148       423         (35)       (40)            89        53
Interest Expense                       108        338             260       329         (41)       (41)           327       155

(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Net Sales

Our net sales increased to $29,609,000 in fiscal 2002 from $9,292,000 for fiscal 2001, or an increase of 219%. This increase is attributable to sales by our three main operating subsidiaries, Innovo operating in the accessory segment and Joe's and IAA operating in the apparel segment.

Accessory

         Innovo

Innovo's net sales increased to $12,072,000 in fiscal 2002 from $5,642,000 in fiscal 2001, or an increase of 114%. Innovo's gross sales for fiscal 2002 were $12,216,000. The increase is attributable to our entry into the private label accessory business, growth in sales of Innovo's craft products, and higher sales from its Bongo(R) accessory products.

Innovo's accessory craft business increased as a result of Innovo's ability to sell a greater amount of its new and existing products to new and existing customers. In fiscal 2002, Innovo focused upon increasing the quality of its products and improving the marketing strategy associated with the Innovo's products. Innovo's craft business gross sales increased to $4,577,000 in fiscal 2002 from $2,831,000 in fiscal 2001, or a 62% increase. Innovo's craft business represented approximately 37% of Innovo's total gross sales for fiscal 2002.

Innovo's Bongo(R) product line experienced an increase in sales partly as a result of fiscal 2002 being Innovo's first full twelve month cycle of business with the Bongo(R) product line. Gross sales generated by the Bongo(R) product line of $3,101,000 represented approximately 25% of Innovo's total gross sales for fiscal 2002.

Innovo began selling its products to private label customers in fiscal 2002. Innovo's two main private label customers for fiscal 2002 were American Eagle Outfitters, Inc. and Limited Brands, Inc.'s Express division. Innovo's private label business gross sales of $3,218,000 represented approximately 26% of Innovo's gross sales for fiscal 2002.

Apparel

         Joe's

Joe's net sales increased to $9,179,000 in fiscal 2002 from $1,519,000 in fiscal 2001, or an increase of 504%. Joe's product line experienced an increase in sales partly as a result of fiscal 2002 being Joe's first full 12 month business cycle. For fiscal 2002, Joe's product mix consisted primarily of women's denim based jeans, skirts and jackets and men's denim jeans. Joe's is continuing to diversify its product offerings to meet the changing trends in the high fashion apparel markets and believes, although there can be no assurances, that its new product line is designed to meet the current fashion trends and the expectations of its customers and the consumer.

During fiscal 2002, Joe's experienced increase demand in both the domestic and international marketplaces. Joe's net sales domestically increased to $5,398,000 in fiscal 2002 from $1,519,000 in fiscal 2001, or an increase of 255%. This increase is primarily a result of the maturity and development of the Joe's brands in the marketplace. Joe's continues to attract customer and consumer awareness as a result of its design and quality characteristics. Management believes the desirability of products bearing the Joe's(R) brand and the characteristics associated therewith are resulting in increased demand from Joe's customers.

In fiscal 2002, Joe's expanded into the international marketplace through the formation of Joe's Jeans Japan, Inc., or JJJ, and through the use of international distributors. JJJ is headquartered in Tokyo, Japan where we operate a showroom and operational offices. Net sales by JJJ in the amount of $1,902,000 represented approximately 21% of Joe's total net sales. Additionally, Joe's marketed its products in Europe and Canada through the use of international distributors who purchase Joe's products and then distributed the product to retailers in the distributor's local markets. Sales in the international market, excluding sales by JJJ, represented approximately 10% of Joe's total sales for fiscal 2002.

         IAA

IAA's net sales increased to $8,358,000 for fiscal 2002 from $2,130,000 for fiscal 2001, or an increase of 292%. IAA was formed in August 2001 in connection with acquisition of the knit division from Azteca. IAA's product line experienced an increase in sales partly as a result of fiscal 2002 being IAA first full 12 month business cycle and an increase in sales of IAA's private label apparel products to its two main customers, J. Crew, Inc. and Target Corporation's Mossimo division. IAA's products in fiscal 2002 primarily consisted of denim jeans and knit shirts.

In an attempt to expand its product business, in fiscal 2002, IAA entered into a license agreements with Bow Wow and Mattel for the creation of apparel and accessory products bearing the Shago(R) and Hot Wheels(R) brand, respectively. IAA's branded products did not have any sales in fiscal 2002.

Gross Margin

Our overall gross margin remained at 32% for fiscal 2002 compared to 32% for fiscal 2001.

Accessory

         Innovo

Innovo's gross margin decreased to 27% for fiscal 2002 from 31% for fiscal 2001, or a decrease of 2%. Innovo's gross margin is largely a function of Innovo's product mix for the given period, however, during the fiscal 2002, Innovo's gross margin was negatively impacted from the west coast dock strike. As a result of the west coast dock strike, Innovo was obligated to incur increased airfreight of $303,000, which affected our gross margin by three percentage points. In addition, we were required to give customer discounts as a result of the late shipment of products. Innovo's product categories have historically had a gross margin in the 30% range, with some product categories being higher and some lower. Innovo's branded product have traditionally experienced higher margin than its craft and private label business, which usually have similar gross margins.

Apparel

         Joe's

Joe's gross margins decreased to 50% for fiscal 2002 from 57% for fiscal 2001, or a decrease of 7%. The decrease reflects an increase in sales in the international marketplace, which are often sold at a discount. Additionally, Joe's gross margin was negatively impacted as a result of an increase in cost for some of the more fashion oriented products in Joe's product line. In an effort to maintain high margins, Joe's usually attempts to pass the higher cost of certain goods to its customer by charging a higher sales price for such products.

         IAA

IAA's gross margins increased to 20% for fiscal 2002 from 16% for fiscal 2001, or an increase of 4%. IAA's sales in fiscal 2002 primarily consisted of denim jeans and knit shirts to private label customers. IAA's sales to its private label customers usually have lower margins than the sales of our other divisions. We anticipate that IAA's branded apparel will experience higher gross margins than its private label apparel because it can obtain higher prices for its branded apparel products.

The increase in IAA's gross margins offset decreases in Joe's and Innovo's gross margins. This attributed an overall increase in the collective gross margin. Our collective gross margin may fluctuate in future periods based upon which segments operating subsidiary and operating division accounts for a larger percentage of sales.

Selling, General and Administrative Expense

Our selling, general and administrative, or SG&A, expenses increased to $8,092,000 in fiscal 2002 from $3,189,000 in fiscal 2001, or approximately a 176% increase. The increase in SG&A expenses is largely a result of an increase in expenses to support our sales growth during the period. During the period, we incurred an increase in wages to $2,832,000 in fiscal 2002 from $1,026,000 in fiscal 2001, or an increase of 176%. We hired new employees to handle the growth in our accessory and apparel business. In addition, advertising expenses increased to $287,000 in fiscal 2002 from $114,000 in fiscal 2001, or an increase of 152%, travel expenses increased to $342,000 in fiscal 2002 from $152,000 in fiscal 2001, or an increase of 125%, professional fees increased to $611,000 in fiscal 2002 from $285,000 in fiscal 2001, or an increase of 114%, and sales shows and samples expenses increased to $389,000 in fiscal 2002 from $88,000 in fiscal 2001, or an increase of 342%. These increased expenses were all related to our sales growth in fiscal 2002.

Accessory

         Innovo

Innovo's SG&A expenses increased to $2,854,000 in fiscal 2002 from $1,441,000 fiscal 2001, or an increase of 98%. Innovo's increase in SG&A expenses is largely attributable to expenses which were necessary to support or associated with Innovo's increase in sales primarily attributable to its Bongo(R) product. During fiscal 2002, Innovo's wages increased to $842,000 in fiscal 2002 from $414,000 in fiscal 2001, or an increase of 103% as Innovo added staff members at its headquarters in Knoxville and to its showroom in New York City. Additionally, Innovo's wages increased from the addition of employees at Innovo's sourcing office IHK in Hong Kong. Innovo's commission expense increased to $292,000 in fiscal 2002 to $126,000 in fiscal 2001 or an increase of 132% during the period due to the increase in commission based sales.

Royalty expenses for fiscal 2002 increased by 215% to $270,000 primarily due to royalty expense associated with the sales of Bongo(R) related products. Innovo's distribution costs also increased by approximately 50% during fiscal 2002 because it distributed a greater amount of product.

         Nasco Products International, Inc.

Our accessory business in the international marketplace had previously been conducted through our subsidiary, Nasco Products International, Inc., or NPII. NPII had international license rights for certain sports and character related trademarks. In fiscal 1999, NPII ceased operations in the international accessory market. At such time, NPII was in disagreement with certain licensors with respect to the terms and royalty commitments under the license agreements. In 1999, NPII accrued $104,000 against the potential liability associated with the agreements. For fiscal 2002, NPII reversed into SG&A expense the accrual due to the fact there has not been material activity with respect to the agreements over the last three fiscal years.

Apparel

         Joe's

Joe's SG&A expenses increased to $3,245,000 in fiscal 2002 from $618,000 in fiscal 2001, or an increase of 425%. Joe's wage expense increased to $1,140,000 during fiscal 2002 from $201,000 during fiscal 2001, or an increase of 467%. Joe's wage expense was attributable to its increase in staff to support Joe's growth. Joe's royalty and commission expenses increased to $981,000 in fiscal 2002 from $197,000, or an increase of 398%, as a result of Joe's increasing sales and royalties and commissions associated therewith. During fiscal 2002, as part of Joe's marketing campaign, Joe's participated in numerous sales shows and advertised the Joe's brand in national print publications. As a result, Joe's sales show expense increased by 232% to $166,000 in fiscal 2002 and its advertising expenses increased by 294% to $264,000 in fiscal 2002 compared to fiscal 2001. Joe's factoring expense increased to $41,000 in fiscal 2002 from $8,000 in fiscal 2001, or an increase of 413% in response to the increase in the number of receivables Joe's factored. Joe's SG&A expenses for fiscal 2002 also include the additional expense of $540,000 associated with the operation of JJJ.

         IAA

IAA's SG&A expenses increased to $761,000 in fiscal 2002 from $83,000 in fiscal 2001, or an increase of 817%, because fiscal 2002 was IAA's first full twelve-month business cycle. IAA's wage expense increased to $522,000 in fiscal 2002 from $80,000 in fiscal 2001, or an increase of 553%. IAA sales sample expense increases to $46,000 in fiscal 2002 from no sales sample expense in fiscal 2001. IAA's factor expense increased to $130,000 in fiscal 2002 as a result of an increase in the amount of receivables IAA factored and an extra factor fee charged to IAA for the factoring of one of IAA's significant customers.

Other

         IGI

IGI,  which  reflects our  corporate  expenses  and  operates  under the "other"
segment, does not have sales. For fiscal 2002, IGI's expenses, excluding interest, depreciation and amortization, increased to $1,375,000 for fiscal 2002 from $1,171,000 in fiscal 2001, or an increase of 17%. IGI had a large increase in its professional fees and insurance expenses in fiscal 2002. IGI's professional fee's expense increased approximately 49% in fiscal 2002 compared to fiscal 2001. The increase in professional fees is largely attributable to additional legal and accounting fees. IGI's insurance expense increased by 22% as a result of an increase in the cost of our Director and Officer insurance and as a result of an increase in the cost of general liability insurance for our growing operations. IGI's remaining expenses did not differ materially compared to fiscal 2001.

         IRI

During fiscal 2002, IRI had approximately $64,000 of professional fees which were represented in the SG&A under our "other" segment. These professional fees were primarily associated with the formation of IRI and professional fees necessary for the completion of the investments made by IRI during the period. See "Business- Real Estate Transactions."

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $256,000 in fiscal 2002 from $167,000 in fiscal 2001, or an increase of 53%. The increase is primarily attributable to IAA's amortization of the non-compete agreement entered into in August 2001, pursuant to the terms of the knit acquisition. The non-compete agreement has been valued at $250,000 and is being amortized over two years, based upon the term of the agreement. IAA's amortization expense increased to $120,000 in fiscal 2002 from $35,000 in fiscal 2001, or an increase of 243%. See
Note 3 "Acquisitions," in the Notes to the Consolidated Financials.

Our combined deprecation expense totaled $86,000 in fiscal 2002, with Leasall's depreciation of the Springfield, Tennessee facility representing $40,000 of the depreciation total. The remaining depreciation expense in fiscal 2002 is associated with the depreciation of small operational assets such as furniture, fixtures, leasehold improvements, machinery and software.

Interest Expense

Our combined interest expense increased to $538,000 for fiscal 2002 from $211,000 for fiscal 2001, or an increase of 155%. Our interest expense is primarily attributable to our factoring and inventory lines of credit, the promissory note issued in connection with the acquisition of the knit division from Azteca and the promissory note associated with our former manufacturing facility and headquarters in Springfield, Tennessee.

Accessory

         Innovo

Innovo's interest expense increased to $140,000 in fiscal 2002 from $32,000 in fiscal 2001, or an increase of 338%. This increase represents interest expense incurred from borrowings under Innovo's factoring agreement and inventory line of credit. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Apparel

         Joe's

Joe's interest expense was $29,000 in fiscal 2002 because Joe's does not factor all of its receivables and thus does not borrow against these receivables under its factoring agreement. Joe's carries these receivables as "house accounts." Joe's interest expense does include borrowings under its inventory line of credit. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         IAA

IAA's interest expense increased to $310,000 in fiscal 2002 compared to fiscal 2001 or an increase of 377%. This increase is attributable to IAA factoring a vast majority of its receivables and then borrowing funds against these receivables. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Additionally, IAA's interest expense increased as a result of interest payments associated with the promissory note issued as part of the purchase of the knit division from Azteca and the creation of IAA. See Note 3, "Acquisitions" in the Notes to the Consolidated Financials.

Other Income

Our "other income" decreased to $61,000 in fiscal 2002 from $81,000 in fiscal 2001, or a decrease of 25%.

Leasall

Our decrease in "other income" in fiscal 2002 is largely attributable to a $90,000 expense that our Leasall subsidiary incurred as a result of repair expenses associated with our former manufacturing facility and headquarters in Springfield, Tennessee. See "Business--Properties." During fiscal 2002, Leasall's operational expenses did not change materially. Leaseall's main operational expenses are maintenance and taxes. However, during the year, Leasall made significant renovations to the Springfield facility that totaled approximately $425,000 of which $335,000 was capitalized and $90,000 was expensed during fiscal 2002. Leasall's operations are part of our "other" segment of business.

IRI

"Other Income" in fiscal 2002 includes $173,000 of income from a management fee the IRI receives pursuant to an investment that we made through our IRI subsidiary in the second quarter of fiscal 2002. IRI, which operates under our "other" business segment was formed during fiscal 2002 and thus did not have operations during fiscal 2001. During fiscal 2002, IRI had approximately $61,000 of professional fees which were represented in the SG&A expense under our "other" segment. These professional fees were primarily associated with the formation of IRI and professional fees necessary for the completion of the investments made by IRI during the period. See "Business-Real Estate Transactions."

The remaining other income is primarily associated with rental income generated from tenants who are occupying our former manufacturing facility located in Springfield, Tennessee.

Net Income

Our net income increased to $572,000 for fiscal 2002 from a net loss of $618,000 in fiscal 2001. Our profitability in fiscal 2002 is attributable to a significant increase in sales in fiscal 2002 compared sales to fiscal 2001 and our ability to maintain our gross margins during fiscal 2002. While our expenses increased in fiscal 2002, our gross profits offset the increase in revenues, thus, resulting in net income for the period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, trade payables credit from vendors and related parties equity financings and borrowings from the factoring of accounts receivables and borrowing against inventory. Cash used for operating activities was $9,857,000 for fiscal 2003 compared to cash provided by operating activities of $1,504,000 for fiscal 2002. During the period, we used cash to purchase inventory, extend credit to our customers through accounts receivable, reduce related party payables and fund operating expenses. Cash used in operating activities combined with cash used in investing activities and repayment of debt was offset by cash generated through a related party borrowing of $500,000, factor borrowings of $332,000 and the proceeds from five equity issuances providing net proceeds of $17,540,000. During fiscal 2003, we generated $7,026,000 of cash versus a use of cash of $70,000 for fiscal 2002.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs. From time to time, we have obtained short-term working capital loans from senior members of management and from members of the Board of Directors, and conducted equity financing through private placements.

Our primary capital needs are for working capital to fund inventory purchases and extensions of our customers trade credit to our customers. During fiscal 2004, we anticipate funding working capital through the following: (1) utilize our receivables and inventory based line of credit with CIT, (2) utilize trade payables with our domestic and international suppliers, (3) manage our inventory levels, and (4) reduce the trade credit we extend to our customers.

For fiscal 2003, we relied on the following primary sources to fund operations:

      -     A financing and inventory based line of credit agreements with CIT

      -     Cash balances

      -     Trade payables credit with our domestic and international suppliers

      -     Trade payables credit from related parties

      -     Five equity financings through private placements

On June 1, 2001, our subsidiaries, Innovo and Joe's, entered into accounts receivable factoring agreements with CIT which may be terminated with 60 days notice by CIT, or on the anniversary date, by Innovo or Joe's. Under the terms of the agreements, Innovo or Joe's has the option to factor receivables with CIT on a non-recourse basis, provided that CIT approves the receivable in advance. Innovo or Joe's may, at their option, also factor non-approved receivables on a recourse basis. Innovo or Joe's continue to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. Innovo or Joe's has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables. On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

On or about August 20, 2002, our Innovo and Joe's subsidiaries each entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit the subsidiaries to obtain advances of up to 50% of the eligible inventory up to $400,000 each. According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum.

On or about June 10, 2003, the existing financing facilities with CIT for these subsidiaries were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe's and Innovo. IAA did not previously have an inventory security agreement with CIT. Under the factoring arrangements, we, through our subsidiaries, may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate. We have also established a letter of credit facility with CIT whereby we can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided we has availability on its inventory line of credit. In addition, we also may elect to factor with CIT its receivables by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by us, depending upon the interest rate adjustment. We record our account receivables on the balance sheet net of receivables factored with CIT, since the factoring of receivables is non-recourse to us. Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as "Due to Factor". Cross guarantees were executed by and among the subsidiaries, Innovo, Joe's, and IAA and we entered into a guarantee for our subsidiaries' obligations in connection with the amendments to the existing credit facilities. Our loan balance as of November 29, 2003 with CIT was $8,786,000 and we had $8,536,000 of factored receivables with CIT as of November 29, 2003. As of November 29, 2003, an aggregate amount of $2,149,000 of unused letter of credit was outstanding.

In connection with the agreements with CIT, certain assets are pledged to CIT. The pledged assets include inventory, merchandise, and/or goods, including raw materials through finished goods.

Based on our anticipated internal growth for the upcoming fiscal 2004, we believe that we have the working capital resources necessary to meet the operational needs associated with such growth in the next twelve months. For the year ended November 29, 2003, we raised additional working capital through five equity financings. We believe that with the net proceeds from the equity financings and the amended financing agreements with CIT, we have addressed our short-term working capital needs. See "Management's Discussion and Analysis on Financial Results and Operational Conditions--Equity Financing" for a further discussion of the equity financings that occurred in fiscal 2003.

However, if we grow beyond our current anticipated expectations, we believe that it might be necessary to obtain additional working capital through debt or equity financings. We believe that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations. We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability.

Equity Financings

In fiscal 2003, we consummated five private placements of our common stock to a limited number of "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), resulting in net proceeds of approximately $17,540,000 after all commissions and expenses (including legal and accounting) to us. Our first private placement, completed on March 19, 2003 to 17 accredited investors, raised net proceeds of approximately $407,000 at $2.65 per share. Our second private placement, completed on March 26, 2003 to 5 accredited investors, raised net proceeds of approximately $156,000 at $2.65 per share. Our third private placement, completed on July 1, 2003 to 34 accredited investors, raised net proceeds of approximately $8,751,000 at $3.33 per share. Our fourth private placement was completed on August 29, 2003 to 5 accredited investors, and raised net proceeds of approximately $592,000 at $3.62 per share. Our fifth private placement was completely funded on or before November 29, 2003, but was not completed until December 1, 2003, to 14 accredited investors and raised net proceeds of approximately $10,704,000 at $3.00 per share and warrants at $4.00 per share. We issued 165,000 shares, or the I Shares, as a result of the first private placement. Capital Wealth Management, LLC, or Capital Wealth, acted as the placement agent on a best efforts basis for the first private placement. In consideration of the services rendered by Capital Wealth, they were paid 7% of the gross proceeds, plus expenses, for a total of approximately $31,000. We issued 63,500 shares, or the II Shares, as a result of the second private placement. Capital Wealth acted as the placement agent on a best efforts basis for the second private placement. In consideration of the services rendered by Capital Wealth, they were paid 7% of the gross proceeds, plus expenses, for a total of approximately $12,000. We issued 2,835,481 shares, or the III Shares, as a result of the third private placement. Sanders Morris Harris, Inc., or SMH, acted as the placement agent on a best efforts basis for the third private placement. In consideration of the services rendered by SMH, SMH was paid 7% of the gross proceeds, plus expenses, for a total of $691,000, and also received a five year warrant entitling SMH to purchase 300,000 shares of common stock at $4.50 per share which is exercisable on January 1, 2004. We issued 175,000 shares, or the IV Shares, as a result of the fourth private placement. Pacific Summit Securities, Inc., or PSS, acted as the placement agent on a best efforts basis for the fourth private placement. In consideration of the services rendered by PSS, PSS was paid 6% of gross proceeds, plus expenses, for a total of approximately $42,000, and also received a warrant entitling PSS to purchase 17,500 shares of our common stock at $3.62 per share which is exercisable on January 1, 2004. We issued 2,996,667 shares and warrants to purchase an additional 599,333 shares of common stock to these certain investors at $4.00 per share, or the V Shares, and together with the I Shares, the II Shares, the III Shares and the IV Shares, we will refer to them as the 2003 Placement Shares. SunTrust Robinson Humphrey Capital Markets Division, or SunTrust, acted as the placement agent on a best efforts basis for the fifth private placement. In consideration of the services rendered by SunTrust, SunTrust was paid 6% of gross proceeds, plus expenses, for a total of approximately $683,000. Each of the warrants issued to SMH and PSS includes a cashless exercise option, pursuant to which the holder thereof can exercise the warrant without paying the exercise price in cash. If the holder elects to use this cashless exercise option, it will receive a fewer number our shares than it would have received if the exercise price were paid in cash. The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the applicable warrant. We intend to use and have used the proceeds from the transactions for general corporate purposes.

The buyers of the 2003 Placement Shares have represented to us that they purchased the 2003 Placement Shares for their own account, with the intention of holding the 2003 Placement Shares for investment and not with the intention of participating, directly or indirectly, in any resale or distribution of the 2003 Placement Shares. The 2003 Placement Shares were offered and sold to the buyers in reliance upon Regulation D, which provides an exemption from registration under Section 4(2) of the 1933 Act. Each buyer has represented to us that he or she is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under said Act.

Short-Term Debt

Crossman Loan

On February 7, 2003 and on February 13, 2003, we entered into a loan agreement with Marc Crossman, then a member of our board of directors and now also our Chief Financial Officer. The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003 for an aggregate loan value of $500,000. In the event of default, each loan is collateralized by 125,000 shares of our common stock as well as a general unsecured claim on our assets. Each loan matures six months and one day from the date of its respective funding, at which point the principal amount loaned and any unpaid accrued interest is due and payable in full without demand. Each loan carries an 8% annualized interest rate with interest payable in equal monthly installments. The loan may be repaid by us at any time during the term of the loan without penalty. Further, prior to the maturity of each loan and the original due dates, we elected, at our sole option, to extend the term of each loan for an additional period of six months and one day. Our disinterested directors approved each loan from Mr. Crossman. Subsequent to the year ended November 29, 2003 and prior to the maturity of the loans in February 2004, the parties agreed to extend the term of each loan for an additional period of ninety days. Further, pursuant to the extension amendments, Mr. Crossman has the sole and exclusive option to continue to extend the terms of the loans for three additional ninety day periods by giving us notice of such extension on or before the due dates of the loan.

As of November 29, 2003, we had a loan balance with CIT of $8,536,000 the majority of which was collateralized against non- recourse factored receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                      2003          2002
                                                    ---------------------

First mortgage loan on Springfield property         $   476        $  558
Promissory note to Azteca (Blue Concepts)            21,800            --
Promissory note to Azteca (Knit Div. Note 1)             68           786
Promissory note to Azteca (Knit Div. Note 2)             --         2,043
                                                    ---------------------
Total long-term debt                                $22,344        $3,387
Less current maturities                                 168           756
                                                    ---------------------
Total long-term debt                                $22,176        $2,631
                                                    =====================

Springfield Property Loan

The first mortgage loan, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $1.2 million at November 29, 2003), and by an assignment of key-man life insurance on our President, Pat Anderson, in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration, or SBA. In exchange for the SBA guarantee, we, Innovo, Nasco Products International, Inc., our wholly-owned subsidiary, and our President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

Knit Acquisition Notes

In connection with the acquisition of the knit division from Azteca in 2001 (which, as noted below, is controlled by significant stockholders of ours, Hubert and Paul Guez), we issued two promissory notes in the face amounts of $1.0 million and $2.6 million, which bear interest at 8.0% per annum and require monthly payments of $20,000 and $53,000, respectively. The notes have a five-year term and are unsecured.

The $1.0 million note was subject to adjustment in the event that the actual net sales of our newly formed knit division did not reach $10.0 million during the 18-month term following the closing date of them Knit Acquisition. The principal amount was to be reduced by an amount equal to the sum of $1.5 million less 10% of the net sales of our newly formed knit division during the 18 months following the closing date of the Acquisition. For the 18-month period following the closing of the knit acquisition, nets sales for the knit division exceeded the $10 million threshold.

Both notes state that, in the event that we determine, from time to time, at the reasonable discretion of management, that our available funds are insufficient to meet the needs of our business, we may elect to defer the payment of principal due under the promissory notes for as many as six months in any one year (but not more than three consecutive months) and as many as eighteen months, in the aggregate, over the term of the notes. The term of the notes will automatically be extended by one month for each month the principal is deferred, and interest shall accrue accordingly.

At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to us for the exercise of our issued and outstanding stock warrants that are owned by Azteca or its affiliates (including the Commerce Investment Group) prior to the closing date of the acquisition.

Blue Concept Acquisition Note

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note. The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allow us, upon shareholder approval, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at the greater of $4.00 per share or the market value of our common stock on the day prior to the date of the shareholder meeting at which approval for this conversion is sought, or the Conversion Price. In the event shareholder approval is obtained, the Blue Concept Note will be reduced by an amount equal to the product of the Conversion Price and 3,125,000, so long as the principal amount of the Blue Concept Note is not reduced below $9.3 million and the shares issued pursuant to the conversion will be subject to certain lock-up periods. Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 6, 2005.

In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock. In the event the Blue Concept Note is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than $65 million, but in no event shall the Blue Concept Note be increased by an amount greater than the decrease in Period I.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance of such Blue Concept Note, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to us. For these purposes, the locked-up shares shall be valued at $4.00 per share. Additionally, if during the 12 month period following the closing, AEO is no longer a customer of IAA, the locked-up shares will be returned to us, and any amount remaining on the balance of the Blue Concept Note will be forgiven.

In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all Locked Up Shares shall be returned to us.

The following table sets forth our contractual obligations and commercial commitments as of November 29, 2003 (in thousands):

Contractual Obligations                                                  Payments Due by Period
                                                     ------------------------------------------------------------
                                                     Total    Less than 1   1-3 years    4-5 years  After 5 years
                                                                  year
-----------------------------------------------------------------------------------------------------------------
Long Term Debt                                       22,344        168        9,674        9,205        3,297
Operating Leases                                      2,812        616        1,479          717           --
Other Long Term Obligations-Minimum Royalties         3,322        832        2,490           --           --

Recent Acquisitions and Licenses

License Agreement for Fetish(TM) by Eve

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish(TM) mark for use with the production and distribution of apparel and accessory products. We have guaranteed minimum net sales obligations of $8 million in the first 18 months of the agreement, $10 million in the following 12 month period and $12 million in the 12 month period following thereafter. According to the terms of the agreement we are required to pay an eight percent royalty and a two percent advertising fee on the nets sales of products bearing the Fetish(TM) logo. In the event we do not meet the minimum guaranteed sales, we will be obligated to make royalty and advertising payments equal to the minimum guaranteed sales multiplied by the royalty rate of eight percent and the advertising fee of two percent. We also have the right of first refusal with respect to the license rights for the Fetish(TM) mark in the apparel and accessories category upon the expiration of the agreement, subject to us meeting certain sales performance targets during the term of the agreement. Additionally, we have the right of first refusal for the apparel and accessory categories in territories in which we do not currently have the license rights for the Fetish(TM) mark. We entered into the license agreement of the Fetish mark because we believed it was strong opportunity to expand and complimented our existing branded and accessory business.

Itochu Distribution and License Agreement

On July 1, 2003, Joe's entered into a Master Distribution and Licensing Agreement, or the Distribution and Licensing Agreement, with Itochu, pursuant to which Itochu obtained certain manufacturing, licensing rights for the "Joe's" and "Joe's Jeans" marks. The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe's apparel products, or Joe's Products, including but not limited (i) a non-exclusive right to use the Joe's and Joe's Jeans marks in connection with the manufacture of certain licensed Joe's and Joe's Jeans products, which we will refer to as the Licensed Products, throughout the world, and an exclusive right to use the Joe's and Joe's Jeans marks to manufacture the Licensed Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe's Products, which we will refer to as the Imported Products, into Japan. These Imported Products will be purchased directly from Joe's, with Itochu being obligated to purchase a minimum of $5.75 million of Joe's over the 42 month term of the Agreement. Additionally, Itochu shall have the right to develop, produce and distribute certain apparel products bearing the Joe's and Joe's Jeans marks for which Joe 's shall receive a running royalty payment for each contract year equal to the aggregate amount of six percent of the net sales of all bottoms for both men and women of the Licensed Products, and five percent of the net sales of all tops for both men and women of the Licensed Products. As a part of the transaction, Itochu agreed to purchase the existing inventory of JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ.

We will continue to operate JJJ until all operations have ceased, including the fulfillment of existing purchase orders from customers and the collection of all outstanding accounts receivables. Upon the cessation of all operating activities, we intend to dissolve the JJJ subsidiary. We will continue to sell product in Japan through its licensing and distribution agreement with Itochu.

We believe that the Distribution and License Agreement with Itochu allows us to more expediently grow the Joe's and Joe's Jeans brand and business in Japan because Itochu, as a local Japanese corporation, is better suited to market and distribute the Joe's and Joe's Jeans products in accordance with cultural tastes and norms compared to JJJ which was controlled and operated out of Los Angeles, California. We further believe that Itochu is well suited and capable of developing additional products suited to the local environment, which we will benefit from through additional royalty payments.

There exists no common ownership between us, our affiliates or subsidiaries with Itochu, nor was compensation paid in the form of equity securities for any portion of the Itochu transaction.

Blue Concept Division Acquisition

On July 17, 2003, IAA entered into an asset purchase agreement, or APA with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the division known as the Blue Concept division, or the Blue Concept Division, of Azteca. The Blue Concept Division sells primarily denim jeans to AEO, a national retailer. Hubert Guez and Paul Guez, two of our substantial stockholders and parties to the APA, together have a controlling interest in Azteca. Based upon the Schedule 13D/A filed on January 20, 2004, Hubert Guez, Paul Guez and their affiliates beneficially owned in the aggregate approximately 17.6% of our common stock on a fully diluted basis.

Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all of the existing employees of the Blue Division but did not assume any of the Blue Concept Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year convertible promissory note, or the Blue Concept Note. See "Management's Discussion & Analysis--Long Term Debt" for further discussion of the terms of the Blue Concept Note.

As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by our Blue Concept Division. Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly the customers of our Blue Concept Division. In addition to the customary obligations, the Supply Agreement requires that: (i) the we will submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) we will give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT will receive payment immediately upon receipt by us of invoices for our purchase orders; (iv)we will have a guaranteed profit margin on a "per unit" basis; and (v) the products to be supplied shall be subject to quality control measures by us and by the customer of the Blue Concept Division.

Management and the board of directors entered into the acquisition of the Blue Concept Division for the following reasons: (i) the ability to enter into an acquisition with a seller with which we have a long-standing relationship; (ii) the ability to acquire a profitable business that has (x) a financial history of producing conservative profit margins with significant revenues; (iii) a strong customer relationship with AEO, (iv) the manufacturing relationships to produce effectively and efficiently; and (v) was able to acquire the personnel and talent of a profitable business. Further, although there can be no assurance the Blue Concept Division is expected to increase our revenue growth and is expected to maintain positive cash flows. For the year ended November 29, 2003, our Blue Concept Division accounted for $27,760,000, or 33% of our net revenue. Furthermore, the APA protects us if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million. See "Management's Discussion & Analysis--Long Term Debt" for further discussion of the above referenced "downside" protections.

As noted above,  Azteca is controlled by our  significant  stockholders,  Hubert
Guez  and  Paul  Guez,   brothers  who  were  also  individual
parties to the transaction.

Seasonality

Our business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters and our cash flow is strongest in its third and fourth fiscal quarters. Due to the seasonality of our business, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.

Management's Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in Note 2 - "Summary of Significant Accounting Polices" of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 29, 2003 are also important to an understanding of our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point. Innovo Group records estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances, based upon a percentage of sales. Innovo Group also allows for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated and an allowance is provided at the time of sale.

Accounts Receivable--Allowance for Returns, Discounts and Bad Debts

We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and charge-backs based on our historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to us ), the estimates of the recoverability of amounts due us could be reduced by a material amount.

For the year ended November 29, 2003, the balance in the allowance for returns, discounts and bad debts reserves was $2,158,000 compared to $383,000 at November 30, 2002.

Inventory

We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as product from prior seasons. Market value of distressed inventory is valued based on historical sales trends of our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory. Significant changes in market values could cause us to record additional inventory markdowns.

Valuation of Long-lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

     o a significant underperformance relative to expected historical or projected future operating results;

     o a significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

     o    a significant negative industry or economic trend.

When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. No impairment indicators existed as of November 29, 2003. Changes in estimated cash flows or the discount rate assumptions in the future could require us to record impairment charges for the assets.

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding Federal, state and international issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that it is properly reserved.

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate. Should events or circumstances change, we could have to record additional accruals.

Recently Issued Financial Accounting Standard

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on Innovo Groups' consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on Innovo Group's consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities." FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period endings after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on Innovo Group's consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business, and from debt incurred in connection with the knit acquisition and the acquisition of the Blue Concept Division form Azteca we have made. See Note 3 "Acquisitions" in the Notes to the Consolidated Financial Statements. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

Our long-term debt bears a fixed interest rate. However, because our obligation under our receivable and inventory financing agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates that affect our financial instruments would have a immaterial impact on earning or cash flows during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency, and from foreign-denominated revenues translated into U.S. dollars. Our primary foreign currency exposures relate to the Joe's Jeans Japan subsidiary and resulting Yen Investments. We believe that a 10% adverse change in the Yen rate with respect to the US dollar would not have a material impact on earning or cash flows during the next fiscal year because of the relatively small size of the subsidiary compared to the rest of us.

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

Manufacturing and Distribution Relationships

We purchase a significant portion of finished goods and obtain certain warehousing and distribution services from Commerce and its affiliates and obtain credit terms which we believe are favorable. The loss of Commerce as a vendor, or material changes to the terms, could have an adverse impact on our business. Commerce and its affiliates are controlled by two of our significant stockholders, Hubert Guez and Paul Guez.

Our products are manufactured by contractors located in Los Angeles, Mexico and/or Asia, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer. For the year ended 2003, 22% of our apparel and accessory products were manufactured outside of North America. The rest of our accessory and apparel products were manufactured in the United States (21%) and Mexico (57%). All of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca or its affiliates.

See  "Management's  Discussion  &  Analysis--Manufacturing,   Warehousing,   and
Distribution" for further discussion of our use of Commerce for such services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of our consolidated financial statements and notes thereto, and the consolidated financial statement schedule filed on this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our independent auditors, Ernst & Young LLP.

ITEM 9A. CONTROLS AND PROCEDURES

As of November 29, 2003, the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 15d-15.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are effective, except as discussed below. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls, except as discussed below.

Our independent auditors, Ernst & Young LLP, or Ernst & Young, have advised management and the audit committee of our board of directors of the following matters that Ernst & Young considered to be material weaknesses in our internal controls, which constitute reportable conditions under standards established by the American Institute of Certified Public Accountants: (i) lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare annual financial statements; and (ii) shared accounting responsibilities for accounting functions between our company and Azteca Production International, Inc., or Azteca, and its related entities.

The primary reasons for the lack of adequate preparation of account reconciliations and analysis to accurately prepare our annual financial statements include, but are not limited to: (i) our significant growth in fiscal 2003 in both size and complexity, which significantly increased the number of accounting transactions from prior reporting periods; for example, our net sales increased from $29,609,000 in fiscal 2002 to $83,129,000 in fiscal 2003, or a 181% increase; in fiscal 2003 we acquired the Blue Concept Division; and we began shipping branded products under our license agreements for the Fetish(TM) and Shago(R) marks for the first time; (ii) the introduction of new operating software to track production, delivery and sales of our products during the third quarter of 2003; (iii) the loss of key accounting personnel during completion of account reconciliations and analysis after our fiscal year end; and (iv) certain accounting personnel were not sufficiently competent to adequately reconcile and analyze certain accounts.

Our second material weakness resulted from our hiring of former Azteca accounting employees in connection with the Blue Concept Division acquisition. During this integration, some of the newly acquired accounting personnel have, in their transitional roles, been responsible for the shared recording of transactions between our company and Azteca, and/or its affiliates. We hired the Azteca accounting personnel because we believed that their historical knowledge of the Blue Concept Division accounting process and systems would help facilitate the transition of recording the new transactions into our books and records. Despite their historical knowledge, we discovered during the completion of account reconciliations and analysis after our fiscal year end that this was not the case.

These material weaknesses have been discussed in detail among the audit committee of our board of directors, the board of directors, management and Ernst & Young. We have assigned the highest priority to the correction of these material weaknesses, and management and our audit committee are committed to addressing and resolving them fully. On February 22, 2004, the audit committee of our board of directors instructed management to improve the overall level of our disclosure and internal controls by increasing the number and competency of accounting personnel, including the hiring of a controller at IGI, who would report directly to our Chief Financial Officer. The audit committee instructed management to hire, subject to audit committee approval, a controller with sufficient experience to function as the chief accounting officer of a public company with appropriate public accounting experience. Management has begun the hiring process and shall use its best efforts to find a suitable person prior to the end of our second quarter of 2004.

In addition, prior to the report of our independent accountants we had already taken the following actions to improve our disclosure controls and procedures and internal controls: (i) hired a seasoned manager for our apparel division, who will be able to supervise our continued growth and complexity and coordinate information between operations and accounting; (ii) hired two new staff accountants; and (iii) increased training of staff on our new operating software. Also, we are currently transferring responsibility for recording transactions between our company and Azteca and its affiliates to non-Azteca related staff accountants and implementing internal controls to reconcile and verify account balances and transactions between our company and Azteca and/or its affiliates. In addition we are reviewing and revising our procedures for the timely reconciliation of all accounts and for the appropriate review of account reconciliation.

We are confident that our financial statements for the fiscal year ended November 29, 2003 fairly present, in all material respects, our financial condition, results of operations and cash flows.

                                    PART III

Certain information required by Part III is omitted on this Annual Report on Form 10-K since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on our Definitive Proxy Statement no later than March 29, 2004, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  required by Item 10 as to  directors,  executive  officers and
Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Suhail Rizvi, the Chairman of the Audit Committee, is an "audit committee financial expert" and is independent as defined under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com/ or you may request a free copy of our Code of Business Conduct and Ethics from:

                  Innovo Group Inc.
                  Attention: Chief Operating Officer
                  5804 East Slauson Avenue
                  Commerce, CA 90040
                  (323) 725-5526

To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of the Code granted on a Form 8-K filed with the SEC within five business days following such amendment or waiver or on our website at www.innovogroup.com within five business days following such amendment or waiver. The information contained or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this or any other report that we file or furnish to the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 as to executive compensation is incorporated by reference from our Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by Item 12 as to the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from our Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 as to certain relationships and related transactions is incorporated by reference from our Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 as to principal accountant fees and services is incorporated by reference from our Definitive Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as a part of this Annual Report on Form 10-K:

          1 and 2. Financial Statements and Financial Statement Schedules



Audited Consolidated Financial Statements:                                                                            Page
------------------------------------------                                                                            ----
Report of Independent Auditors -  Ernst & Young LLP                                                                   F-1

Consolidated Balance Sheets at November 29, 2003 and November 30, 2002                                                F-2

Consolidated Statement of Operations for the years ended November 29, 2003,
  November 30, 2002 and December 1, 2001                                                                              F-3

Consolidated Statements of Stockholders' Equity for the years ended November 29,
  2003, November 30, 2002 and December 1, 2001                                                                        F-4

Consolidated Statement of Cash Flows for the years ended November 29, 2003 and
November 30, 2002                                                                                                     F-5

Notes to Consolidated Financial Statements                                                                            F-7

Schedule II - Valuation of Qualifying Accounts                                                                        F-32


(a)3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit
Number           Description                                                           Document if Incorporated by Reference
------           -----------                                                           -------------------------------------
2.1              Asset Purchase Agreement dated July 17, 2003 by and among Innovo      Exhibit 2.1 to Current Report on Form 8-K
                 Azteca Apparel, Inc., Azteca Production International, Inc., Hubert   dated July 18, 2003 filed on August 1, 2003
                 Guez  and Paul Guez

2.2              Asset Purchase Agreement dated August 16, 2001 by and among Innovo    Exhibit 2.1 to Current Report on Form 8-K
                 Group Inc., Innovo Apparel, Inc. and Azteca Production                dated September 10, 2001
                 International, Inc.

3.1              Fifth Amended and Restated Certificate of Incorporation of the        Exhibit 10.73 to Annual Report on Form
                 Registrant                                                            10-K for the year ended November 30, 2000
                                                                                       filed on March 15, 2001

3.2              Amended and Restated Bylaws of Registrant                             Exhibit 4.2 to Registration Statement on
                                                                                       Form S-8 (file no. 33-71576) filed on
                                                                                       November 12, 1993

4.1              Article Four of the Registrant's Amended and Restated                 Exhibit 10.73 to Annual Report on Form
                 Certificate of Incorporation (included in Exhibit 3.1                 10-K for the year ended November 30, 2000
                 filed herewith) 10-K for                                              filed on March 15, 2001

4.2              Certificate of Resolution of Designation, Preferences and Other       Exhibit 4.2 to Quarterly Report on Form
                 Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A       10-Q/A for the period ended June 1, 2002
                 dated April 4, 2002                                                   filed on July 25, 2002


Exhibit
Number           Description                                                           Document if Incorporated by Reference
------           -----------                                                           -------------------------------------
4.3              Amendment to Certificate of Resolution of Designation, Preferences    Exhibit 4.3 to Quarterly Report on Form
                 and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock,      10-Q/A for the period ended June 1, 2002
                 Series A, dated April 14, 2002.                                       filed on July 25, 2002

4.4              Form of Stock Purchase and Subscription Agreement between Innovo      Exhibit 4.1 to Quarterly Report on Form
                 Group Inc. and purchasers dated as of March 19, 2003 and March 26,    10-Q for the period ended May 31, 2003
                 2003                                                                  filed on July 15, 2003

4.5              Placement Agent Agreement between Innovo Group Inc. and Sanders       Exhibit 4.2 to Quarterly Report on Form
                 Morris Harris, Inc. dated June 23, 2003                               10-Q for the period ended May 31, 2003
                                                                                       filed on July 15, 2003

4.6              Common Stock Purchase Warrant Agreement between Innovo Group Inc.     Exhibit 4.3 to Quarterly Report on Form
                 and Sanders Morris Harris, Inc. dated June 30, 2003                   10-Q for the period ended May 31, 2003
                                                                                       filed on July 15, 2003

4.7              Registration Rights Agreement between Innovo Group Inc and certain    Exhibit 4.4 to Quarterly Report on Form
                 purchasers dated June 30, 2003                                        10-Q for the period ended May 31, 2003
                                                                                       filed on July 15, 2003

4.8              Placement Agent Agreement between Innovo Group Inc. and Pacific       Exhibit 4.4 to Quarterly report on Form
                 Summit Securities dated July 30, 2003, as amended on August 6, 2003   10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003
4.9              Common Stock Purchase Warrant Agreement between Innovo Group Inc.     Exhibit 4.5 to Quarterly Report on Form
                 and certain purchasers dated August 29, 2003                          10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

4.10             Registration Rights Agreement between Innovo Group Inc and certain    Exhibit 4.6 to Quarterly Report on Form
                 purchasers dated August 29, 2003                                      10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

4.11             Form of Securities Purchase Agreement dated December 1, 2003          Exhibit 4 to Current Report on Form 8-K
                                                                                       dated December 1, 2003 filed on December
                                                                                       2, 2003

10.1             Note executed by NASCO, Inc. and payable to First Independent Bank,   Filed with Amendment No. 2 to the
                 Gallatin, Tennessee in the principal amount of $950,000 dated         Registration Statement on Form S-1(file
                 August 6, 1992                                                        no. 33-51724) filed November 12, 1992

10.2             Authorization and Loan Agreement from the U.S. Small Business         Filed with Amendment No. 2 to the
                 Administration, Nashville, Tennessee dated July 21, 1992              Registration Statement on Form S-1 (file
                                                                                       no. 33-51724) filed November 12, 1992

10.3             Indemnity Agreement between NASCO, Inc. and First Independent Bank,   Filed with Amendment No. 2 to the
                 Gallatin, Tennessee                                                   Registration Statement on Form S-1(file
                                                                                       no. 33-51724) filed November 12, 1992

10.4             Compliance Agreement between NASCO, Inc. and First Independent        Filed with Amendment No. 2 to the
                 Bank, Gallatin, Tennessee                                             Registration Statement on Form S-1(file
                                                                                       no. 33-51724) filed November 12, 1992

10.5             Assignment of Life Insurance Policy upon the life of Patricia         Filed with Amendment No. 2 to the
                 Anderson-Lasko to First Independent Bank, Gallatin, Tennessee dated   Registration Statement on Form S-1(file
                 July 31, 1992                                                         no. 33-51724) filed November 12, 1992

10.6             Guaranty of Patricia Anderson on behalf of NASCO, Inc. in favor of    Filed with Amendment No. 2 to the
                 First Independent Bank, Gallatin, Tennessee dated August 6, 1992      Registration Statement on Form S-1(file
                                                                                       no. 33-51724) filed November 12, 1992


Exhibit
Number           Description                                                           Document if Incorporated by Reference
------           -----------                                                           -------------------------------------
10.7             Guaranty of Innovo Group Inc. on behalf of NASCO, Inc. in favor of    Filed with Amendment No. 2 to the
                 First Independent Bank, Gallatin, Tennessee dated August 6, 1992      Registration Statement on Form S-1(file
                                                                                       no. 33-51724) filed November 12, 1992

10.8             Guaranty of Innovo Group, Inc. on behalf of NASCO, Inc. in favor of   Filed with Amendment No. 2 to the
                 First Independent Bank, Gallatin, Tennessee dated August 6, 1992      Registration Statement on Form S-1(file
                                                                                       no. 33-51724) filed November 12, 1992

10.9             Guaranty of NASCO Products, Inc. on behalf of NASCO, Inc. in favor    Filed with Amendment No. 2 to the
                 of First Independent Bank, Gallatin, Tennessee dated August 6, 1992   Registration Statement on Form S-1(file
                                                                                       no. 33-51724) filed November 12, 1992

10.10            Merger Agreement between Innovo Group Inc and TS Acquisition, Inc.    Exhibit 10.1 to Current Report on Form 8-K
                 and Thimble Square, Inc. and the stockholders of Thimble Square       dated April 12, 1996 filed on April 29,
                 Inc. dated April 12, 1996                                             1996

10.11            Property Acquisition Agreement between Innovo Group Inc., TS          Exhibit 10.2 to Current Report on Form 8-K
                 Acquisition, Inc., Philip Schwartz and Lee Schwartz dated April 12,   dated April 12, 1996 filed on April 29,
                 1996                                                                  1996

10.12            Common Stock and Warrant Purchase Agreement between Innovo Group      Exhibit 10.63 to Current Report on Form
                 Inc. and Commerce Investment Group LLC dated August 11, 2000          8-K/A dated August 11, 2000 filed on
                                                                                       September 15, 2000

10.13            Warrant Agreement between Innovo Group Inc. and Commerce Investment   Exhibit 10.64 to Current Report on Form
                 Group LLC dated August 11, 2000                                       8-K/A dated August 11, 2000 filed on
                                                                                       September 15, 2000

10.14            Investor Rights Agreement between Innovo Group Inc., the Furrow       Exhibit 10.65 to Current Report on Form
                 Group, the Board Members and Commerce Investment Group LLC dated      8-K/A dated August 11, 2000 filed on
                 August 11, 2000                                                       September 15, 2000

10.15            Investor Rights Agreement dated October 31, 2000between Innovo        Exhibit 10.75 to Annual Report on Form
                 Group Inc., the Furrow Group, the Board Members and Third             10-K for the period ended November 30,
                 Millennium Properties, Inc. JAML, LLC and Innovation, LLC [sic]       2000 filed on March 15, 2001

10.16            Common Stock and Warrant Purchase Agreement between Innovo Group      Exhibit 10.79 to Quarterly Report on Form
                 Inc. and JD Design, LLC dated February 7, 2001                        10-Q for the period ended March 3, 2001
                                                                                       filed on April 17, 2001

10.17            Stock Purchase Warrant between Innovo Group Inc. and JD Design, LLC   Exhibit 10.80 to Quarterly Report on Form
                 dated February 7, 2001                                                10-Q for the period ended March 3, 2001
                                                                                       filed on April 17, 2001

10.18            Employment Agreement between Innovo Group Inc. and Joe Dahan dated    Exhibit 10.81 to Quarterly Report on Form
                 February 7, 2001                                                      10-Q for the period ended March 3, 2001
                                                                                       filed on April 17, 2001

10.19            Stock Incentive Agreement between Innovo Group Inc. and Joe Dahan     Exhibit 10.82 to Quarterly Report on Form
                 dated February 7, 2001                                                10-Q for the period ended March 3, 2001
                                                                                       filed on April 17, 2001

10.20            License Agreement between Innovo Group Inc and JD Design, LLC dated   Exhibit 10.83 to Quarterly Report on Form
                 February 7, 2001                                                      10-Q for the period ended March 3, 2001
                                                                                       filed on April 17, 2001

10.21            Form of Investment Letter relating to purchase of $100 Redeemable     Exhibit 10.85 to Quarterly Report on Form
                 8% Cumulative Preferred Stock, Series A, of Innovo Group Inc. dated   10-Q/A for the period ended June 1, 2002
                 April 4, 2002                                                         filed on July 25, 2002

10.22            Form of Limited Partnership Agreement relating to Metra Capital LLC   Exhibit 10.86 to Quarterly Report on Form
                 and Innovo Realty, Inc. as limited partners                           10-Q/A for the period ended June 1, 2002
                                                                                       filed on July 25, 2002

Exhibit
Number           Description                                                           Document if Incorporated by Reference
------           -----------                                                           -------------------------------------
10.23            Form of Sub-Asset Management Agreement between Metra Management,      Exhibit 10.87 to Quarterly Report on Form
                 L.P., Innovo Realty Inc. and a Sub-Asset Manager                      10-Q/A for the period ended June 1, 2002
                                                                                       filed on July 25, 2002

10.24            Distribution of Cash Flow and Capital Events Proceeds Letter          Exhibit 10.88to Quarterly Report on Form
                 Agreement dated April 5, 2002, between Innovo Realty, Inc., Innovo    10-Q/A for the period ended June 1, 2002
                 Group Inc., Income Opportunity Realty Investors, Inc.,                filed on July 25, 2002
                 Transcontinental Realty Investors, Inc., American  Realty
                 Investors, Inc., and Metra Capital, LLC

10.25            Distribution of Capital Events Letter Agreement dated April 5,        Exhibit 10.89 to Quarterly Report on Form
                 2002, between Metra Capital, LLC, Innovo Realty, Inc., Innovo Group   10-Q/A for the period ended June 1, 2002
                 Inc., Income Opportunity Realty Investors, Inc., Transcontinental     filed on July 25, 2002
                 Realty Investors, Inc., and American Realty Investors, Inc.

10.26            Reimbursement of Legal Fees Letter dated April 5, 2002 between        Exhibit 10.90 to Quarterly Report on Form
                 Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty     10-Q/A for the period ended June 1, 2002
                 Investors, Inc., Transcontinental Realty Investors, Inc., American    filed on July 25, 2002
                 Realty Investors, Inc. and Third Millennium Partners, LLC

10.27            Nonqualified Stock Option Agreement between Innovo Group Inc. and     Exhibit 10.85 to Form S-8 filed on January
                 Samuel J. Furrow dated June 5, 2001                                   17, 2003

10.28            Nonqualified Stock Option Agreement between Innovo Group Inc. and     Exhibit 10.86 to Form S-8 filed on January
                 Patricia Anderson-Lasko dated June 5, 2001                            17, 2003

10.29            Nonqualified Stock Option Agreement between Innovo Group Inc. and     Exhibit 10.87 to Form S-8 filed on January
                 Samuel J. Furrow dated December 11, 2002                              17, 2003

10.30            Nonqualified Stock Option Agreement between Innovo Group Inc. and     Exhibit 10.88 to Form S-8 filed on January
                 Patricia Anderson-Lasko dated December 11, 2002                       17, 2003

10.31            Letter of Intent regarding License Agreement between Mattel, Inc.     Exhibit 10.91 to the Annual Report on Form
                 and Innovo Group Inc. dated July 25, 2002                             10-K for the year ended November 30, 2003
                                                                                       filed on March 17, 2003

10.32            License Agreement between Bravado International Group Inc. and        Exhibit 10.93 to the Annual Report on Form
                 Innovo Azteca Apparel, Inc. dated October 15, 2002                    10-K for the year ended November 30, 2003
                                                                                       filed on March 17, 2003

10.33            Trademark License Agreement between Blondie Rockwell, Inc. and        Exhibit 10.96 to the Quarterly Report on
                 Innovo Azteca Apparel, Inc. dated as of February 13, 2003             Form 10-Q for the period ending March 1,
                                                                                       2003 filed on April 15, 2003

10.34            First Amendment to Trademark License Agreement between Blondie        Exhibit 10.14 to Quarterly Report on Form
                 Rockwell, Inc. and Innovo Azteca Apparel, Inc. effective as of        10-Q/A for the period ended August 30,
                 September 8, 2003                                                     2003 filed on October 17, 2003.

10.35            Second Amendment to Trademark License Agreement between Innovo        Filed herewith
                 Group Inc. and Blondie Rockwell, Inc. dated effective as of
                 February 18, 2004

10.36            Promissory Note between Innovo Group Inc. and Marc Crossman dated     Exhibit 10.97 to the Quarterly Report on
                 February 7, 2003                                                      Form 10-Q for the period ending March 1,
                                                                                       2003 filed on April 15, 2003

Exhibit
Number           Description                                                           Document if Incorporated by Reference
------           -----------                                                           -------------------------------------
10.37            Promissory Note between Innovo Group Inc. and Marc Crossman dated     Exhibit 10.98 to the Quarterly Report on
                 February 13, 2003                                                     Form 10-Q for the period ending March 1,
                                                                                       2003 filed on April 15, 2003


10.38            Second Amendment to Promissory Note between Innovo Group Inc. and     Filed herewith
                 Marc Crossman dated February 9, 2003

10.39            Second Amendment to Promissory Note between Innovo Group Inc. and     Filed herewith
                 Marc Crossman dated February 9, 2003

10.40            Supply Agreement between Innovo Group Inc. and Commerce Investment    Exhibit 10.1 to Quarterly Report on Form
                 Group, LLC dated August 11, 2000                                      10-Q for the period ended May 31, 2003
                                                                                       filed on July 15, 2003

10.41            Distribution Agreement between Innovo Group Inc. and Commerce         Exhibit 10.2 to Quarterly Report on Form
                 Investment Group, LLC dated August 11, 2000                           10-Q for the period ended May 31, 2003
                                                                                       filed on July 15, 2003

10.42            License Agreement between Innovo, Inc. and Michael Caruso &           Exhibit 10.3 to Quarterly Report on Form
                 Company, Inc. dated March 26, 2001 and Amendment Letter dated July    10-Q for the period ended May 31, 2003
                 26, 2002                                                              filed on July 15, 2003

10.43            Amendment to License Agreement between Innovo Inc. and IP Holdings    Exhibit 10.92 to the Annual Report on Form
                 LLC dated effective as of April 1, 2003                               10-K for the year ended November 30, 2003
                                                                                       filed on March 17, 2003

10.44            Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc.      Exhibit 10.4 to Quarterly Report on Form
                 and CIT Commercial Services                                           10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.45            Factoring Agreement dated June 1, 2001 between Innovo, Inc. and CIT   Exhibit 10.6 to Quarterly Report on Form
                 Commercial Services                                                   10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.46            Factoring Agreement dated September 10, 2001 between Innovo Azteca    Exhibit 10.5 to Quarterly Report on Form
                 Apparel, Inc. and CIT Commercial Services                             10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.47            Inventory Security Agreement dated August 20, 2002 between Joe's      Exhibit 10.7 to Quarterly Report on Form
                 Jeans, Inc. and CIT Commercial Services                               10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.48            Inventory Security Agreement dated August 20, 2002 between Innovo     Exhibit 10.8 to Quarterly Report on Form
                 Azteca Apparel, Inc. and CIT Commercial Services                      10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.49            Inventory Security Agreement dated August 20, 2002 between Innovo,    Exhibit 10.9 to Quarterly Report on Form
                 Inc. and CIT Commercial Services                                      10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.50            Amendment to Factoring Agreement originally dated June 1, 2001        Exhibit 10.6 to Quarterly Report on Form
                 between Joe's Jeans, Inc. and CIT Commercial Services dated           10-Q for the period ended May 31, 2003
                 effective April 23, 2003                                              filed on July 15, 2003

10.51            Amendment to Factoring Agreement originally dated June 1, 2001        Exhibit 10.8 to Quarterly Report on Form
                 between Innovo Inc. and CIT Commercial Services dated effective       10-Q for the period ended May 31, 2003
                 April 23, 2003                                                        filed on July 15, 2003


Exhibit
Number           Description                                                           Document if Incorporated by Reference
------           -----------                                                           -------------------------------------
10.52            Amendment to Factoring Agreement originally dated September 10,       Exhibit 10.7 to Quarterly Report on Form
                 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial           10-Q for the period ended May 31, 2003
                 Services dated effective April 23, 2003                               filed on July 15, 2003

10.53            Supply Agreement between Innovo Azteca Apparel, Inc. and AZT          Exhibit 10.1 to Current Report on Form 8-K
                 International SA de CV dated July 17, 2003                            dated July 18, 2003 filed on August 1, 2003

10.54            Master Distribution and Licensing Agreement between Joe's Jeans,      Exhibit 10.3 to Quarterly Report on Form
                 Inc. and Itochu Corporation dated July 10, 2003                       10-Q/A for the period ended August 30,
                                                                                       2003 filed on October 17, 2003

10.55            2000 Employee Stock Incentive Plan, as amended                        Exhibit 99.1 to Current Report on Form 8-K
                                                                                       dated July 18, 2003 filed on August 1, 2003

10.56            2000 Director Option Plan                                             Attachment E to Definitive Proxy Statement
                                                                                       on Schedule 14A filed on September 19, 2000

10.57            Sublease Agreement between Innovo Group Inc. and WRC Media Inc.       Filed herewith
                 dated July 28, 2003

10.58            Agreement of Lease between 500-512 Seventh Avenue Limited             Filed herewith
                 Partnership and WRC Media, Inc. dated as of March 2000 relating to
                 Sublease Agreement filed as Exhibit 10.57 hereto

10.59            Assignment and Amendment of License Agreement, Amendment of           Filed herewith
                 Guaranty and Consent Agreement among Innovo Azteca Apparel, Inc.,
                 B.J. Vines, Inc., and Blue Concept, LLC dated February 3, 2004

10.60            Letter License Agreement between B.J. Vines, Inc. and Blue Concept    Filed herewith
                 LLC executed on January 8, 2004 relating to Assignment and
                 Amendment of License Agreement, Amendment of Guaranty and
                 Consent Agreement filed as Exhibit 10.59 hereto

10.61            Master Distribution Agreement between Joe's Jeans, Inc. and Beyond    Filed herewith
                 Blue, Inc. dated effective as of January 1, 2004

14               Code of Business Conduct and Ethics adopted as of May 22, 2003        Filed herewith

21               Subsidiaries of the Registrant                                        Filed herewith

23               Consent of Ernst & Young LLP                                          Filed herewith

24.1             Power of Attorney (included on page 64)                               Filed herewith

31.1             Certification of the Chief Executive Officer pursuant to 18 U.S.C.    Filed herewith
                 Section 1350, as adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

31.2             Certification of the Chief Financial Officer pursuant to 18 U.S.C.    Filed herewith
                 Section 1350, as adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.

32               Certification of the Chief Executive Officer and Chief Financial      Filed herewith
                 Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

(b). Reports on Form 8-K for the last fiscal quarter

     Date                      Purpose
     ----                      -------
     September 30, 2003        To  report  an  amendment  the  current  report on Form 8-K filed on
                               August 1, 2003 to include  financial  statements of the Blue Concept
                               Division  of Azteca  Production  International,  Inc. as required by
                               Item 7(a).

     October 15, 2003          To report a press  release  dated  October 15, 2003  announcing  our financial results for the third quarter ended August 30, 2003.

     October 17, 2003          To report an amendment  the Form 8-K/A filed on  September  30, 2003 to delete  the last  sentence  of the third  paragraph  of Note 3 to
                               Financial Statements under sub-paragraph (a)(iii) of Item 7(a).

     December 2, 2003          To report a press  release  dated  December 2, 2003  announcing  the completion  of a private  placement of (i)  2,996,667  shares of its common stock at a purchase  price of $3.00 per share and warrants to purchase  an  additional  599,333  shares of its common  stock at an exercise  price of $4.00 per  share,  and (ii)  attaching  a form of
                               Securities Purchase Agreement dated December 1, 2003.

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



                                February 27, 2004

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

                       Signature                                        Capacity                                  Date
                       ---------                                        --------                                  ----

                                                       Chief Executive Officer (Principal
   /s/ Samuel J. Furrow, Jr.                           Executive Officer) and Director             February 27, 2004
   ---------------------------------------------------
   Samuel J. Furrow, Jr.

                                                       Chief Financial Officer (Principal
   /s/ Marc B. Crossman                                Financial Officer) and Director             February 27, 2004
   ---------------------------------------------------
   Marc B. Crossman

   /s/ Patricia Anderson                               President and Director                      February 26, 2004
   ---------------------------------------------------
   Patricia Anderson

   /s/ Samuel J. Furrow                                Chairman of the Board of Directors          February 25, 2004
   ---------------------------------------------------
   Samuel J. Furrow

   /s/ John Looney                                     Director                                    February 26, 2004
   ---------------------------------------------------
   John Looney, M.D.

   /s/ Daniel Page                                     Director                                    February 26, 2004
   ---------------------------------------------------
   Daniel Page

   /s/ Suhail R. Rizvi                                 Director                                    February 26, 2004
   ---------------------------------------------------
   Suhail R. Rizvi

   /s/ Kent Savage                                     Director                                    February 26, 2004
   ---------------------------------------------------
   Kent Savage

   /s/ Vincent Sanfilippo                              Director                                    February 26, 2004
   ---------------------------------------------------
   Vincent Sanfilippo

Innovo Group and Subsidiaries

Index to Consolidated Financial Statements


Audited Consolidated Financial Statements:                                                                       Page
------------------------------------------                                                                       ----
Report of Independent Auditors - Ernst & Young LLP

Consolidated Balance Sheets at November 29, 2003 and November 30, 2002

Consolidated Statement of Operations for the years ended November 29, 2003,
November 30, 2002 and December 1, 2001 Consolidated Statements of Stockholders'

Equity for the years ended November 29, 2003, November 30, 2002 and December 1, 2001

Consolidated Statement of Cash Flows for the years ended November 29, 2003 and
November 30, 2002

Notes to Consolidated Financial Statements

Schedule II - Valuation of Qualifying Accounts

Report of Independent Auditors

Board of Directors
Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 29, 2003 and November 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 29, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of Innovo Group Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 29, 2003 and November 30, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 29, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP

Los Angeles, California
February 20, 2004

                        INNOVO GROUP INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                11/29/03         11/30/02
                                                                                --------         --------
                                    ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $  7,248         $    222
      Accounts receivable, and due from factor net of allowance for
      customer credits and allowances of $2,158 (2003) and $383 (2002)             1,683            2,737
      Inventories                                                                  7,524            5,710
      Prepaid expenses & other current assets                                      2,115              279
                                                                                --------         --------
TOTAL CURRENT ASSETS                                                              18,570            8,948
                                                                                --------         --------

PROPERTY, PLANT and EQUIPMENT, net                                                 2,067            1,419
GOODWILL                                                                          12,592            4,271
INTANGIBLE ASSETS, NET                                                            13,058              487
OTHER ASSETS                                                                          78               18
                                                                                --------         --------

TOTAL ASSETS                                                                    $ 46,365         $ 15,143
                                                                                ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                     $  6,128         $  2,438
      Due to factor                                                                  332               --
      Due to related parties                                                         579            4,250
      Note payable to officer                                                        500               --
      Current maturities of long-term debt (including related parties)               168              756
                                                                                --------         --------
TOTAL CURRENT LIABILITIES                                                          7,707            7,444

LONG-TERM DEBT, less current maturities (including related parties)               22,176            2,631

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: Authorized shares-5,000,
194 shares (2003 and 2002)                                                            --               --
STOCKHOLDERS' EQUITY
      Common stock, $0.10 par - shares, Authorized 40,000
      Issued and outstanding 25,785 (2003), and 14,901 (2002)                      2,579            1,491
      Additional paid-in capital                                                  59,077           40,343
      Accumulated deficit                                                        (41,824)         (33,507)
      Promissory note-officer                                                       (703)            (703)
      Treasury stock, 71 shares (2003) and 58 shares (2002)                       (2,588)          (2,537)
      Accumulated other comprehensive loss                                           (59)             (19)
                                                                                --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                        16,482            5,068
                                                                                --------         --------

                        TOTAL LIABILITIES and STOCKHOLDERS' EQUITY              $ 46,365         $ 15,143
                                                                                ========         ========

See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Year Ended
                                                   ------------------------------------------
                                                   11/29/03         11/30/02         12/01/01
                                                   --------         --------         --------
NET SALES                                          $ 83,129         $ 29,609         $  9,292
COST OF GOODS SOLD                                   70,153           20,072            6,335
                                                   --------         --------         --------
        Gross profit                                 12,976            9,537            2,957

OPERATING EXPENSES
        Selling, general and administrative          19,264            8,092            3,189
        Depreciation and amortization                 1,227              256              167
                                                   --------         --------         --------
                                                     20,491            8,348            3,356

INCOME (LOSS) FROM OPERATIONS                        (7,515)           1,189             (399)

INTEREST EXPENSE                                     (1,216)            (538)            (211)
OTHER INCOME                                            526              235               84
OTHER EXPENSE                                           (68)            (174)              (3)
                                                   --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                    (8,273)             712             (529)

INCOME TAXES                                             44              140               89
                                                   --------         --------         --------

NET INCOME (LOSS)                                  $ (8,317)        $    572         $ (618)2
                                                   ========         ========         ========

NET INCOME (LOSS) PER SHARE:
        Basic                                      $  (0.49)        $   0.04         $  (0.04)
        Diluted                                    $  (0.49)        $   0.04         $  (0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                        17,009           14,856           14,315
        Diluted                                      17,009           16,109           14,315

See accompanying notes

                        INNOVO GROUP INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                  Other     Total
                                                  Common Stock    Additional             Promissory            Comprehen-   Stock-
                                               ------------------   Paid-In  Accumulated    Note     Treasury     sive     holders'
                                               Shares   Par Value   Capital     Deficit    Officer     Stock      Loss      Equity
                                               -------  --------- ---------- ----------- ----------  --------  ----------  --------
Balance, November 30, 2000                     13,721    $1,371   $ 38,977     $(33,461)    $(703)    $(2,426)    $ --     $  3,758
Issuance of common stock for acquisitions       1,200       120      1,249           --        --          --       --        1,369
Common stock offering expenses                     --        --        (35)          --        --          --       --          (35)
Expense associated with options and warrants       --        --         86           --        --          --       --           86
Treasury Stock Purchased                           --        --         --           --        --         (41)      --          (41)
Net Loss                                           --        --         --         (618)       --          --       --         (618)
                                              -------    ------   --------     --------     -----     -------     ----     --------

Balance, December 1, 2001                      14,921     1,491     40,277      (34,079)     (703)     (2,467)      --        4,519
Net Income                                         --        --         --          572        --          --       --          572
Foreign curreny translation adjustment             --        --         --           --        --          --      (19)         (19)
                                                                                                                           --------
Comprehensive income                               --        --         --           --        --          --       --          553
Common stock offering expenses                     --        --        (25)          --        --          --       --          (25)
Expense associated with options and warrants       --        --         91           --        --          --       --           91
Cancelled shares                                  (20)       --         --           --        --          --       --           --
Treasury stock purchased                           --        --         --           --        --         (70)      --          (70)
                                              -------    ------   --------     --------     -----     -------     ----     --------

Balance, November 30, 2002                     14,901     1,491     40,343      (33,507)     (703)     (2,537)     (19)       5,068
Net loss                                           --        --         --       (8,317)       --          --       --       (8,317)
Foreign curreny translation adjustment             --        --         --           --        --          --      (40)         (40)
                                                                                                                           --------
Comprehensive loss                                 --        --         --           --        --          --       --       (8,357)
Proceeds from sale of stock, net                6,236       624     16,916           --        --          --       --       17,540
Treasury stock purchased                           --        --         --           --        --         (51)      --          (51)
Expense associated with options and warrants       --        --        101           --        --          --       --          101
Exercise of stock options                          50         5         77           --        --          --       --           82
Exercise of warrants                            4,598       459      1,640           --        --          --       --        2,099
                                              -------    ------   --------     --------     -----     -------     ----     --------

Balance, November 29, 2003                     25,785    $2,579   $ 59,077     $(41,824)    $(703)    $(2,588)    $(59)    $ 16,482
                                              =======    ======   ========     ========     =====     =======     ====     ========

See accompanying notes

                       INNOVO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended
                                                              ----------------------------------------
                                                              11/29/03        11/30/02        12/01/01
                                                              --------        --------        --------
Net income (loss)                                             $ (8,317)        $   572         $  (618)
Adjustment to reconcile net income (loss)
   to cash provided by (used in) operating activities:
      Depreciation                                                 232              86              92
      Loss on sale of fixed assets                                   9              90               2
      Amortization of intangibles                                  943             122              35
      Amortization of licensing rights                              48              48              40
      Stock compensation expenses                                  101              91              86
      Provision for uncollectible accounts                       1,775             219             128
      Changes in current assets and liabilities:
         Accounts receivable                                      (721)         (1,490)           (882)
         Inventories                                            (1,814)         (3,300)            933
         Prepaid expenses and other                             (1,746)           (117)            (86)
         Due to related parties                                 (3,976)          3,444             698
         Other long term assets                                    (61)             (3)              4
         Accounts payable and accrued expenses                   3,670           1,742          (1,064)
                                                              --------         -------         -------
Cash (used in) provided by operating activities               $ (9,857)        $ 1,504         $  (632)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets                            $      6         $    --         $ 1,082
Proceeds from investment in real estate                          1,013             436              --
Redemption of preferred shares                                    (798)           (436)             --
Purchases of fixed assets                                         (895)           (622)            (61)
Acquisition costs                                                  (62)             --             (36)
                                                              --------         -------         -------
Cash (used in) provided by  investing activities              $   (736)        $  (622)        $   985

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                    $    (51)        $   (70)        $   (41)
Payments on notes payables and long term debt                     (744)           (838)         (1,164)
Factor borrowings                                                  332              --              --
Proceeds from note payable to officer                              500              --              --
Exercise of stock options                                           82              --              --
Proceeds from issuance of stock, net                            17,540             (25)            (35)
                                                              --------         -------         -------
Cash provided by (used in) financing activities               $ 17,659         $  (933)        $(1,240)

Effect of exchange rate on cash                                    (40)            (19)             --

NET CHANGE IN CASH AND CASH EQUIVALENTS                       $  7,026         $   (70)        $  (887)

CASH AND CASH EQUIVALENTS, at beginning of period                  222             292           1,179
                                                              --------         -------         -------

CASH AND CASH EQUIVALENTS, at end of period                   $  7,248         $   222         $   292
                                                              ========         =======         =======

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for Interest                                     $  1,008         $   519         $   110
   Cash Paid for Taxes                                        $     89         $    28         $    --

During fiscal 2002, the Company issued 195,295 shares of its cumulative non-convertible preferred stock with an 8% coupon in exchange for real estate partnership interests.

                                INNOVO GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business Description

Innovo Group Inc.'s (Innovo Group) principle business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. Innovo Group operates its consumer products business through three wholly-owned, operating subsidiaries, Innovo, Inc. (Innovo), Joe's Jeans, Inc. (Joe's), and Innovo Azteca Apparel, Inc. (IAA) with Innovo Group and Joe's having two wholly-owned operating subsidiaries, Innovo Hong Kong Limited (IHK) and Joe's Jeans Japan, Inc. (JJJ), respectively. Innovo Group's products are manufactured by independent contractors located in Los Angeles, Mexico and/or Asia, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer.

During fiscal year 2001, Innovo Group changed its fiscal year end from November 30 of each year to the Saturday closest to November 30. For fiscal years 2003, 2002 and 2001, the years ended on November 29, 2003, November 30, 2002 and December 1, 2001, respectively. These fiscal year periods are referred to as 2003, 2002 and 2001, respectively, in the accompanying Notes to Consolidated Financial Statements.

Restructuring of Operations

In connection with a strategic equity investment by Commerce Investment Group, LLC (Commerce) in 2000, Innovo Group shifted manufacturing to third-party foreign manufacturers and outsourced certain distribution functions to Commerce to increase the effectiveness of its distribution network and to reduce freight costs. Innovo Group entered into certain supply and distribution agreements with Commerce. These agreements provide for Commerce or its designated affiliates to manufacture and supply specified products to Innovo Group at agreed upon prices. In addition, Commerce provides distribution services to Innovo Group for certain of its products for an agreed upon fee, including warehousing, shipping and receiving, storage, order processing, billing, customer service, information systems, maintenance of inventory records, and direct labor and management services. These agreements were renewed for a two-year term ending fiscal 2004 and are renewable thereafter for consecutive two-year terms unless terminated by either party with 90 days notice. There are no minimum purchase or distribution obligations during these renewal periods.

Pursuant to the Commerce transaction and related agreements, Innovo Group relocated its headquarters and distribution operations to Los Angeles, California, and transitioned its manufacturing needs to Mexican production facilities operated by an affiliate of Commerce. Innovo Group continues to maintain its Innovo subsidiary operations, which focuses on accessory products, in Knoxville, Tennessee, the site of its former headquarters.

Innovo Group experienced a significant operating loss and negative cash flow from operations for the year ended November 29, 2003. Innovo Group historically has funded operations by equity financing through private placements, credit arrangements with suppliers and factoring agreements for working capital needs. From time to time, Innovo Group has obtained short-term working capital loans from senior members of management and/or members of the Board of Directors.

Other Operations

Innovo Group, through its wholly-owned operating subsidiary Leasall Management, Inc. (Leasall) owns real property located in Springfield, Tennessee which formerly served as Innovo Group's headquarters. Leasall currently leases this property to third parties. In April 2002, Innovo Group, through its wholly owned operating subsidiary, Innovo Group Realty Inc. (IRI), entered into a real estate investment transaction by purchasing limited partnership interests in 22 limited partnerships that subsequently acquired limited partnerships in 28 apartment buildings consisting of approximately 4,000 apartment units. See Note 5.

2.       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Innovo Group and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition

Revenues are recorded when title transfers to the customer, which is typically at the shipping point. Innovo Group records estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances which are based upon a percentage of sales. Innovo Group also allows for returns based upon pre-approval or for damaged goods. Such returns are estimated and an allowance is provided at the time of sale.

Shipping and Handling Costs

Innovo Group outsources its distribution functions to an affiliate of Commerce or, in certain cases, to other third party distributors. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases Innovo Group is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $1,834,000, $1,023,000 and $408,000 for the years ended 2003, 2002, and 2001, respectively, and are included in cost of goods sold. Freight billed to customers that is included in Innovo Group sales for the years ended 2003, 2002 and 2001 were $24,000, $201,000 and $77,000 respectively.

Earnings (loss) Per Share

Net income (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, "Earnings Per Share."

Comprehensive Income (loss)

Assets and liabilities of the Japan and Hong Kong divisions are translated at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the average rates of exchange prevailing during the year. The functional currency in which Innovo Group transacts business is the Japanese yen and Hong Kong dollar. Comprehensive income (loss) consists of net income (loss) and foreign currency gains and losses resulting from translation of assets and liabilities.

Advertising Costs

Advertising costs are expensed as incurred, or, in the case of media ads, upon first airing, except for brochures and catalogues that are capitalized and amortized over their expected period of future benefits.

Capitalized costs related to catalogues and brochures are included in prepaid expenses and other current assets. Advertising expenses included in selling, general and administrative expenses were approximately $985,000, $287,000, and $114,000 for the years ended 2003, 2002, and 2001, respectively.

Advertising costs include items incurred in connection with royalty agreements or amounts paid to licensors pursuant to royalty agreements. Included in prepaid expenses is $985,000, representing prepaid advertising royalties pursuant to license agreements for the year ended 2003.

Financial Instruments

The fair values of Innovo Group's financial instruments (consisting of cash, accounts receivable, accounts payable, due to factor and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. Management believes it is not practicable to estimate the fair value of the first mortgage loan as the loan has a fixed interest rate secured by real property in Tennessee. Innovo Group neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

Impairment of Long-Lived Assets and Intangibles

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

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Innovo Group adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, Innovo Group has not amortized goodwill.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Based on the evaluation performed by Innovo Group, there is no impairment to be recorded at November 29, 2003.

Cash Equivalents

Innovo Group considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject Innovo Group to significant concentrations of credit risk consist principally of cash, accounts receivable and amounts due from factor. Innovo Group maintains cash and cash equivalents with various financial institutions. Its policy is designed to limit exposure to any one institution. Innovo Group performs periodic evaluations of the relative credit rating of those financial institutions that are considered in Innovo Group's investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising Innovo Group's customer base. However, for the years ended November 29, 2003 and November 30, 2002, $1,301,000 and $1,652,000, respectively of total non-factored accounts receivables, (or 37% and 60%) were due from three and four customers. Innovo Group does not require collateral for trade accounts receivable, and, therefore, is at risk for up to $3,388,000 and $2,813,000, respectively, if these customers fail to pay. Innovo Group provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the ageing of outstanding balances and other account monitoring analysis. Such losses have historically been within management's expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

During fiscal 2003, 2002 and 2001, sales to customers representing greater than 10 percent of sales are as follows:

                                        2003    2002    2001
                                        ----    ----    ----
American Eagle Outfitters                38%      *       *
Target                                   12%      *       *
Wal-Mart Stores                           *       *      27%

* Less than 10%


Manufacturing, Warehousing and Distribution

Innovo Group purchases a significant portion of finished goods and obtains certain warehousing and distribution services from Commerce and its affiliates and obtains credit terms which Innovo Group believes are favorable. The loss of Commerce as a vendor, or material changes to the terms, could have an adverse impact on the business. Commerce and its affiliates are controlled by two significant stockholders of Innovo Group.

Innovo Group's products are manufactured by contractors located in Los Angeles, Mexico and/or Asia, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer. For the year ended 2003, 22% of its apparel and accessory products were manufactured outside of North America. The rest of its accessory and apparel products were manufactured in the United States (21%) and Mexico (57%). All of its products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca Productions International, Inc. (Azteca) or its affiliates.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Innovo Group has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Innovo Group has adopted the disclosure-only provisions of SFAS No. 123.
Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation costs been determined based upon the fair value of the options at the grant date and amortized over the option's vesting period, consistent with the method prescribed by SFAS No. 123, Innovo Group's net income (loss) would have been increased to the pro forma amounts indicated below for the years ended November 29, 2003, November 30, 2003 and December 1, 2001 (in thousands, except per share data):

                                                                             Year Ended
                                                                (in thousands, except per share data)
                                                            -------------------------------------------
                                                               2003              2002            2001
                                                            -------------------------------------------
Net (loss) income as reported                               $  (8,317)        $     572       $    (618)
Add:
         Stock based employee compensation
         expense included in reported net income
         net of related tax effects                               101                91              86
Deduct:
         Total stock based employee compensation
         expense determined under fair market value
         based method for all awards, net of related
         tax effects                                              504               140             454
                                                            -------------------------------------------
Pro forma net (loss) income                                 $  (8,720)        $     523       $    (986)
                                                            ===========================================

Net (loss) income per share
         As reported - basic                                $   (0.49)        $    0.04       $   (0.04)
         As reported - diluted                              $   (0.49)        $    0.04       $   (0.04)

         Pro forma - basic                                  $   (0.51)        $    0.04       $   (0.07)
         Pro forma - diluted                                $   (0.51)        $    0.03       $   (0.07)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002:


                                                  2003      2002      2001
                                                  ----      ----      ----
Estimated dividend yield......................... 0.0%      0.0%       0.0%
Expected stock price volatility..................  48%       38%        68%
Risk-free interest rate.......................... 5.0%      6.0%       6.0%
Expected life of options......................... 4 yrs.   2-4 yrs.   2-4 yrs.

The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including, the expected stock price volatility. Because Innovo Group's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Property, Plant and Equipment

Property, plant and equipment are stated at the lesser of cost or fair value in the case of impaired assets. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets and includes capital lease amortization. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. Routine maintenance and repairs are charged to expense as incurred. On sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included in the determination of income.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Recently Issued Financial Accounting Standard

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on Innovo Groups' consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on Innovo Group's consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities." FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period endings after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Adoption of FIN 46 is not expected to have a material impact on Innovo Group's consolidated results of operations or financial position

3.       Acquisitions

Blue Concept Division Acquisition

On July 17, 2003, IAA entered into an asset purchase agreement (APA), with Azteca, Hubert Guez and Paul Guez, (the Sellers), whereby IAA acquired the division known as the Blue Concept Division of Azteca (the Blue Concept Division). The Blue Concept Division sells primarily denim jeans to American Eagle Outfitters, Inc. (AEO), a national retailer. Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division's or the Sellers' existing liabilities. In connection with the purchase of the Blue Concept Division from the Sellers, IAA issued a seven-year convertible promissory note for $21.8 million (the Blue Concept Note). The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortizing over the remaining five-year period. The terms of the transaction further allows Innovo Group, upon stockholder approval, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of its common stock valued at the greater of $4.00 per share or the market value of our common stock on the day prior to the date of the stockholder meeting at which approval for this conversion is sought (Conversion Price) and up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group's stock price for the thirty day period ending March 6, 2005. Presently, a special stockholder meeting is scheduled for March 5, 2004 to vote on the approval of this conversion of the Blue Concept Note into equity. In the event stockholder approval is obtained, the Blue Concept Note will be reduced by an amount equal to the product of the Conversion Price and 3,125,000 shares, so long as the principal amount of the Blue Concept Note is not reduced below $9.3 million. The shares issued pursuant to the conversion will be subject to certain lock-up periods.

In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period, (Period I), following the closing of the acquisition, or $65 million during the 12 month period (Period II) following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of Innovo Group's common stock. In the event the Blue Concept Note is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than $65 million, but in no event shall the Blue Concept Note be increased by an amount greater than the decrease in Period I.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to Innovo Group. For these purposes, the locked-up shares shall be valued at $4.00 per share. Additionally, if during the 12 month period following the closing, AEO is no longer a customer of IAA, the locked-up shares will be returned to Innovo Group, and any amount remaining on the balance of the Blue Concept Note will be forgiven.

In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to the Sellers, and the Sellers shall have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all Locked Up Shares shall be returned.

As part of the transaction, IAA and AZT International SA de CV (AZT), a Mexico corporation and wholly-owned subsidiary of Azteca entered into a two-year, renewable, non-exclusive supply agreement (Supply Agreement) for products to be sold by the Blue Concept Division. In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a "per unit" basis. In addition, AZT is responsible for all quality defects in merchandise manufactured.

The acquisition of the Blue Concept Division was accounted for under the purchase method of accounting. Of the $21.8 million purchase price, $13.2 million was recorded as an intangible asset representing the value of the customer relationship, $361,000 was recorded as an intangible asset representing the fair value of the existing purchase orders at the closing of the acquisition and the balance of the purchase price of $8.32 million was recorded as goodwill. The purchase price allocation was based upon a third party valuation. The results of operations of the Blue Concept Division are included in Innovo Group's consolidated results of operations beginning July 17, 2003.

The value assigned to the existing purchase orders was amortized during 2003 at the time the goods were shipped and the value of the customer list is being amortized over 10 years. The goodwill is expected to be amortizable for income tax purposes. The acquisition was consummated to enable Innovo Group to expand its private label operations.

The following table presents the unaudited pro forma consolidated results of operations for the years ended 2003 and 2002 assuming the Blue Concept Division had been acquired as of December 2, 2001.

                                                    Year Ended
                                       (in thousands, except per share data)
                                      --------------------------------------
                                         2003                         2002
                                      ---------                    ---------
Net sales                             $ 130,720                    $ 105,496
Net income (loss)                        (4,343)                       4,681
Earnings (loss) per share:
Basic                                 $   (0.22)                   $    0.26
Diluted                               $   (0.22)                   $    0.24


The pro forma operating results do not reflect any anticipated operating efficiencies or synergies and are not necessarily indicative of the actual results which might have occurred had the operations and management of the companies been combined for the fiscal years included above.

Azteca Production International, Inc. Knit Division

On August 24, 2001, Innovo Group through its subsidiary, IAA, completed the first phase of a two phase acquisition of Azteca knit apparel division (Knit Division or Knit Acquisition). As discussed previously, Azteca is an affiliate of Commerce. Pursuant to the terms of the first phase closing, Innovo Group purchased the Knit Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and non-solicitation agreements and other intangible assets associated with the Knit Division (Phase I Assets). As consideration for the Phase I Assets, Innovo Group issued to Azteca, 700,000 shares of its common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

The second phase of the Knit Acquisition called for Innovo Group to purchase for cash the inventory of the Knit Division prior to November 30, 2001, with the consideration not to exceed $3 million. The acquisition of the inventory was subject to Innovo Group obtaining adequate financing. Upon the mutual agreement of both parties, Innovo Group did not complete the second phase of the acquisition prior to the expiration date due to Innovo Group's inability to obtain the necessary funding.

The Knit Acquisition was accounted for under the purchase method of accounting for business combinations pursuant to FAS 141. Accordingly, the accompanying consolidated financial statements include the results of operations and other information for the Knit Division for the period from August 24, 2001 through December 1, 2001. The Acquisition was consummated to allow Innovo Group to continue its expansion into various segments of the apparel industry.

Of the aggregate purchase price of $4,521,000, including acquisition costs of $36,000, $250,000 has been allocated to the non-compete agreement and the remaining amount of $4,271,000 has been allocated to goodwill. The non-compete agreement was amortized over two years, based upon the term of the agreement. The total amount of the goodwill is expected to be deductible for income tax purposes.

The following table shows Innovo Group's unaudited pro forma consolidated results of operations for the fiscal year ended December 1, 2001, assuming the Knit Acquisition had occurred at the beginning of the year:

                                                     Year Ended
                                                   (in thousands,
                                               except per share data)
                                               ----------------------
                                                        2001
                                               ----------------------

Net sales                                             $17,243
Loss before extraordinary item                           (406)
Net Loss                                                 (406)
Loss per share:
    Basic                                              ($0.03)
    Diluted                                            ($0.03)


Joe's Jeans License

On February 7, 2001, Innovo Group acquired the license rights to the Joe's Jeans label from JD Design, LLC (JD Design), along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of Innovo Group's common stock and, if certain sales and gross margin objectives are reached, a warrant with a four year term granting JD Design the right to purchase 250,000 shares of Innovo Group's common stock at a price of $1.00 per share. As of November 29, 2003, the sales and gross margin objectives had not been reached.

Additionally, Joe Dahan, the designer of the Joe's Jeans line joined Innovo Group as President of its newly formed and wholly owned subsidiary, Joe's Jeans, Inc. and received an option, with a four-year term, to purchase 250,000 shares of Innovo Group's common stock at $1.00 per share, vesting over 24 months. These options were granted pursuant to the employment agreement between Innovo Group and Joe Dahan. These options vest over the term of employment. Under the terms of the license, Innovo Group is required to pay a royalty of 3% of net sales, with additional royalty amounts due in the event Innovo Group exceeds certain minimum sales and gross profit thresholds. Innovo Group recorded $339,000, $277,000 and $46,000 in royalty expense for the license in the years ended 2003, 2002 and 2001, respectively.

The purchase price for the Joe's Jeans license of $480,000 was determined based upon the fair value of the 500,000 shares issued in connection with the acquisition using the average of the quoted market price of $0.96 for a period of 5 days prior to and 5 days after the commitment date. No value was assigned to the warrant for 250,000 shares of common stock because the warrant only vests in the event that Joe's Jeans meets certain sales and gross profit targets. The remaining sales target for 2004 is $15 million, provided, that the sales have a minimum gross profit of 55%. In the event that both the net sales and gross margin target is achieved, JD Design will receive a warrant for 250,000 shares of Innovo Group common stock with an exercise price of $1.00 per share, with a 4-year term and equal-monthly vesting over the first 24 months. The entire purchase price was allocated to license rights that are being amortized over the 10-year term of the license.

4.       Inventories

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                                       2003              2002
                                                     --------------------------

Finished goods                                       $ 10,189           $ 5,741
Work in progress                                          199                --
Raw materials                                           1,329                74
                                                     --------------------------
                                                     $ 11,717           $ 5,815
Less allowance for obsolescence and
slow moving items                                      (4,193)             (105)
                                                     --------------------------
                                                     $  7,524           $ 5,710
                                                     ==========================

5.       Real Estate Transactions


In April 2002, Innovo Group's wholly-owned subsidiary IRI acquired a 30% limited partnership interest in each of 22 separate partnerships. These partnerships simultaneously acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units (the Properties). A portion of the aggregate $98,080,000 purchase price was paid through the transfer of 195,295 shares of our $100, 8% Series A Redeemable Cumulative Preferred Stock (the Series A Preferred Shares) to the sellers of the Properties. The balance of the purchase price was paid by Metra Capital, LLC (Metra Capital) in the amount of $5,924,000 (the Metra Capital Contribution) and through proceeds from a Bank of America loan, in the amount $72,625,000.

Innovo Group had originally issued the Series A Preferred Shares to IRI in exchange for all shares of its common stock. IRI then acquired a 30% limited partnership interest in each of the 22 separate limited partnerships in exchange for the Series A Preferred Stock, which then transferred the Series A Preferred Shares to the sellers of the Properties.

Each of Messrs. Hubert Guez and Simon Mizrachi and their affiliates have invested in each of the 22 separate partnerships. Each of Messrs. Guez and Mizrachi, together with their respective affiliates, own 50% of the membership interests of Third Millennium. Third Millennium is the managing member of Metra Capital, which owns 100% of the membership interest in each of the 22 separate limited liability companies collectively the General Partners and together with Metra Capital, the Metra Partners, that hold a 1% general partnership interest in each of the 22 separate limited partnerships that own the Properties. Metra Capital also owns 69% of the limited partnership interest in each of the 22 separate limited partnerships. At the time of the transaction, Messrs. Guez and Mizrachi and their affiliates owned more than 5 percent of Innovo Group's outstanding shares.

Pursuant to each of the limited partnership agreements, the Metra Partners receive at least quarterly (either from cash flow and/or property sale proceeds) an amount sufficient to provide the Metra Partners (1) a 15% cumulative compound annual rate of return on the outstanding amount of the Metra Capital
Contribution that has not been previously returned to them through prior distributions of cash flow and/or property sale proceeds and (2) a cumulative annual amount of .50% of the average outstanding balance of the average outstanding balance of the mortgage indebtedness secured by any of the Properties. In addition, in the event of a distribution solely due to a property sale proceeds after the above distributions have been made to the Metra Partners, Metra Partners also receive an amount equal to 125% of the amount of the Metra Capital Contribution allocated to the Property sold until the Metra Partners have received from all previous cash flow or property sale distributions an amount equal to its Metra Capital Contribution.

Third Millenium receives on a quarterly basis from cash flows and/or property sale proceeds an amount equal to $63,000 until it receives an aggregate of $252,000.

After the above distributions have been made, and if any cash is available for distribution, IRI. is to receive at least quarterly in the case of cash flow distributions and at the time of property sale distributions an amount sufficient for it to pay the 8% coupon on the Series A Preferred Shares and then any remaining amounts left for distribution to redeem a portion or all of the Series A Preferred Shares.

After all of the Series A Preferred Shares have been redeemed ($19.5 million), future distributions are split between Metra Partners and IRI, with Metra Partners receiving 70% of such distribution and Innovo Realty, Inc. receiving the balance. In addition, IRI. receives a quarterly sub-asset management fee of $85,000.

IRI may also be liable to the holders of the Series A Preferred Shares for the breach of certain covenants, including, but not limited to, failure (i) to deposit distributions from the partnerships into a sinking fund which funds are to be distributed to the holders of the Preferred Shares as a dividend or redemption of Series A Preferred Shares or (ii) to enforce its rights to receive distributions from the partnerships.

Innovo Group has not given accounting recognition to the value of its investment in the Limited Partnerships, because Innovo Group has determined that the asset is contingent and will only have value to the extent that cash flows from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Series A Preferred Shares. Innovo Group is obligated to pay the 8% coupon and redeem the Series A Preferred Shares from its partnership distributions, prior to Innovo Group being able to recover the underlying value of its investment. Additionally, Innovo Group has determined that the Series A Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of Innovo Group's control. No value has been ascribed to the Series A Preferred Shares for financial reporting purposes as Innovo Group is obligated to pay the 8% coupon or redeem the shares only if Innovo Group receives cash flow from the Limited Partnerships adequate to make the payments. Innovo Group has included the quarterly management fee paid to IRI in other income using the accrual basis of accounting. During 2002 and 2003, IRI recorded $329,000 and $173,000, respectively, as management fee income. As of November 29, 2003, $175,000 was due to Innovo Group representing unpaid sub-management fees.

194,000 shares of the Series A Preferred Shares remain outstanding and redeemable at November 29, 2003 and the cumulative amount of the unpaid 8% coupon aggregated $822,000. Such amount has not been recorded as an obligation by Innovo Group as the funds had not been received by IRI from the Limited Partnerships.

6.       Accounts Receivable

Accounts receivable consist of the following (in thousands):

                                                              2003            2002
                                                            -----------------------
Nonrecourse receivables assigned to factor, net of
advances                                                    $   453         $   307
Nonfactored accounts receivable                               3,388           2,813

Allowance for customer credits and doubtful accounts         (2,158)           (383)
                                                            -----------------------
                                                            $ 1,683         $ 2,737
                                                            =======================


As of November 29, 2003, there were $600,000 of client recourse receivables assigned to factor for which Innovo Group bears collection risk in the event of non-payment by the customers.


CIT Commercial Services

On June 1, 2001, Innovo Group's subsidiaries, Innovo and Joe's, entered into accounts receivable factoring agreements with CIT Commercial Services, a unit of CIT Group, Inc. (CIT) which may be terminated with 60 days notice by CIT, or on the anniversary date, by Innovo or Joe's. Under the terms of the agreements, Innovo or Joe's has the option to factor receivables with CIT on a non-recourse basis, provided that CIT approves the receivable in advance. Innovo or Joe's may, at their option, also factor non-approved receivables on a recourse basis. Innovo or Joe's continue to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. Innovo or Joe's has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables. On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

On or about August 20, 2002, Innovo Group's Innovo and Joe's subsidiaries each entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit the subsidiaries to obtain advances of up to 50% of the eligible inventory up to $400,000 each. According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the bank's prime rate plus 0.75% or 6.5% per annum.

On or about June 10, 2003, the existing financing facilities with CIT for these subsidiaries were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe's and Innovo. IAA did not previously have an inventory security agreement with CIT. Under the factoring arrangements, Innovo Group through its subsidiaries may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the bank's prime rate. Innovo Group has also established a letter of credit facility with CIT whereby Innovo Group can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided Innovo Group has availability on its inventory line of credit. In addition, Innovo Group also may elect to factor with CIT its receivables by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment. Innovo Group records its accounts receivables on the balance sheet net of receivables factored with CIT, since the factoring of receivables is non-recourse to Innovo Group. Further, in the event Innovo Group's loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on Innovo Group's balance sheet as "Due to Factor". At November 29, 2003, Innovo Group's loan balance with CIT was $8,786,000 and Innovo Group had $8,536,000 of factored receivables with CIT. At November 29, 2003, an aggregate amount of $2,149,000 of unused letters of credit were outstanding. Cross guarantees were executed by and among the subsidiaries, Innovo, Joe's, and IAA and Innovo Group entered into a guarantee for its subsidiaries' obligations in connection with the amendments to the existing credit facilities.

In connection with the agreements with CIT, receivables and inventory are pledged to CIT.

7.       Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):


                                                       Useful Lives
                                                          (years)                     2003                2002
                                                     -----------------------------------------------------------
Building, land and improvements                             8-38                    $ 1,679             $ 1,582
Machinery and equipment                                     5-10                        394                 258
Furniture and fixtures                                       3-8                        760                 212
Transportation equipment                                      5                          13                  13
Leasehold improvements                                       5-8                        116                  14
                                                                                    ---------------------------
                                                                                      2,962               2,079
   Less accumulated depreciation and amortization                                      (895)               (660)
                                                                                    ---------------------------
Net property, plant and equipment                                                   $ 2,067             $ 1,419
                                                                                    ===========================


Depreciation expense aggregated $232,000, $86,000 and $88,000 for the years ended 2003, 2002 and 2001, respectively.

8.       Intangible Assets

Identifiable intangible assets resulting from acquisitions consist of the following (in thousands):

                                                                  2003        2002
                                                                -------------------
License rights, net of $136 and $88 accumulated
amortization for 2003 and 2002, respectively                    $   344        $392

Covenant not to compete, net of $250 and $155
accumulated amortization for 2003 and 2002, respectively             --          95

Customer relationship, net of $486 and $0 accumulated
amortization for 2003 and 2002, respectively                     12,714          --
                                                                -------------------
                                                                $13,058        $487
                                                                ===================


Amortization expense related to the license rights, covenant not to compete, customer relationships and acquired purchase orders total $991,000 $168,000 and $75,000 for the years ended 2003, 2002 and 2001, respectively. Aggregate amortization expense will be approximately $1,368,000, $1,368,000, $1,368,000, $1,368,000, $1,368,000 and $6,218,000 for fiscal years ending November 29, 2004 through November 30, 2008 and thereafter, respectively.

9.       Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                      2003          2002
                                                    ---------------------

First mortgage loan on Springfield property         $   476        $  558
Promissory note to Azteca (Blue Concepts)            21,800            --
Promissory note to Azteca (Knit Div. Note 1)             68           786
Promissory note to Azteca (Knit Div. Note 2)             --         2,043
                                                    ---------------------
Total long-term debt                                $22,344        $3,387
Less current maturities                                 168           756
                                                    ---------------------
Total long-term debt                                $22,176        $2,631
                                                    =====================


First Mortgage Loan on Springfield, Tennessee property

The first mortgage loan is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $1.2 million at November 29, 2003), and by an assignment of key-man life insurance on the President of Innovo in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum (which was 6.75% at November 29, 2003 and 7.50% at November 30, 2002) and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration (SBA). In exchange for the SBA guarantee, Innovo Group and certain subsidiaries and the

President of Innovo have also agreed to act as guarantors for the obligations under the loan agreement.

Promissory Note to Azteca in connection with Blue Concept Division Acquisition

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year unsecured, convertible promissory note for $21.8 million. The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allow Innovo Group, upon shareholder approval, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of common stock valued at the greater of $4.00 per share or the market value of Innovo Group's common stock on the day prior to the date of the shareholder meeting at which approval for this conversion is sought and up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group's stock price for the thirty day period ending March 6, 2005. Presently, a special stockholder meeting is scheduled for March 5, 2004 to vote on the approval of this conversion of the Blue Concept Note into equity. In the event shareholder approval is obtained, the Blue Concept Note will be reduced by an amount equal to the product of the Conversion Price and 3,125,000, so long as the principal amount of the Blue Concept Note is not reduced below $9.3 million and the shares issued pursuant to the conversion will be subject to certain lock-up periods. The Blue Concept Note is subject to further reduction as a result of other events. See Note 3.

Promissory Notes to Azteca in connection with acquisition of Knit Division

In connection  with the  acquisition  of the Knit Division from Azteca (see Note
3), Innovo Group issued promissory notes in the face amounts of $1.0 million and $2.6 million, which bear interest at 8.0% per annum and require monthly payments of $20,000 and $53,000, respectively. The notes have a five-year term and are unsecured.

At the election of Azteca, the balance of the promissory notes may be offset against monies payable by Azteca or its affiliates to Innovo Group for the exercise of issued and outstanding stock warrants that are owned by Azteca or its affiliates, including Commerce. During 2003, Azteca offset $2.1 million in face amount of the notes in connection with the exercise of 1 million warrants for Innovo Group common stock.

Principal maturities of long-term debt, assuming none of the Blue Concept Note is converted into equity, as of November 29, 2003 are as follows (in thousands):

2004                              $    168
2005                                 1,355
2006                                 4,035
2007                                 4,284
2008                                 4,500
Thereafter                           8,002
                                  --------
Total                             $ 22,344
                                  ========

10.      Income Taxes

The provision (credit) for domestic and foreign income taxes is as follows:


                                           (in thousands)
                       ---------------------------------------------------------
                             2003                2002                 2001
                       ----------------    -----------------    ----------------

Current:
Federal                $             --    $              --    $             --
State                                27                   94                  89
Foreign                              17                   46                  --
                       ----------------    -----------------    ----------------
                                     44                  140                  89

Deferred:
Federal                              --                   --                  --
State                                --                   --                  --
Foreign                              --                   --                  --
                       ----------------    -----------------    ----------------
                                     --                   --                  --

                       ----------------    -----------------    ----------------
Total                  $             44    $             140    $             89
                       ================    =================    ================



The source of income (loss) before the provision for taxes is as follows:

                                                     Year Ended
                                                   (in thousands)
                                    -------------------------------------------
                                      2003               2002              2001
                                    -------              ----             -----

Federal                             $(7,259)             $599             $(529)
Foreign                              (1,014)              113                --
                                    -------              ----             -----
Total                               $(8,273)             $712             $(529)
                                    =======              ====             =====


Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):

                                                         2003            2002
                                                       ------------------------

Deferred tax assets:
Allowance for doubtful accounts                        $    --         $    102
Inventory                                                  234              310
Benefit of net operating loss carryforwards              7,411           13,129
Capital loss carryfowards                                  280              280
Amortization of intangibles                                 (9)             (77)
Other                                                      282              174
                                                       ------------------------
Gross deferred tax assets                                8,198           13,918
Valuation allowance                                     (8,198)         (13,918)
                                                       ------------------------
Net deferred tax assets                                $    --         $     --
                                                       ========================

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:


                                                                              Year Ended
                                                                             (in thousands)
                                                                  -------------------------------------
                                                                     2003          2002          2001
                                                                  -----------    ---------     --------
Computed tax provision (benefit) at the statutory rate                  (34%)          (34%)       (34%)
State income tax                                                         --             13          18
Foreign taxes in excess of statutory rate                                --              2          --
Utilization of unbenefitted net operating loss carryforwards             --             45          --
Change in valuation allowance                                            34             16          34
                                                                  -------------------------------------
                                                                          0%            20%         18%
                                                                  =====================================


Innovo Group has consolidated net operating loss carryforwards of approximately $20.8 million expiring through 2023. Such net operating loss carryforwards have been reduced as a result of "changes in control" as defined in Section 382 of the Internal Revenue Code. Such limitation has had the effect of limiting annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of Innovo Groups's ability to offset taxable income. Management has determined that realization of the net deferred tax assets does not meet the more likely than not criteria. As a result, a valuation allowance has been provided for.

11.      Stockholders' Equity

Private Placements and Stock Issuances

In fiscal 2003, Innovo Group consummated five private placements of its common stock resulting in net proceeds of approximately $17,540,000, after deducting commissions. During its first private placement completed on March 19, 2003, Innovo Group issued 165,000 shares of common stock to 17 accredited investors at $2.65 per share, raising net proceeds of approximately $407,000. During its second private placement completed on March 26, 2003, Innovo Group issued 63,500 shares of common stock to 5 accredited investors at $2.65 per share, raising net proceeds of approximately $156,000. During its third private placement completed on July 1, 2003, Innovo Group issued 2,835,000 shares to 34 accredited investors at $3.33 per share, raising net proceeds of approximately $8,751,000. As part of this private placement, and in addition to commissions paid, warrants to purchase 300,000 shares of common stock at $4.50 per share were issued to the placement agent, Sanders Morris Harris, Inc. During its fourth private placement completed on August 29, 2003, Innovo Group issued 175,000 shares of common stock to 5 accredited investors at $3.62 per share, raising net proceeds of approximately $592,000. As part of this private placement, and in addition to commissions paid, warrants to purchase 17,500 shares of common stock at $3.62 per share were issued to the placement agent, Pacific Summit Securities. During its fifth private placement funded on or before November 29, 2003, but completed on December 1, 2003, Innovo Group issued 2,997,000 shares of common stock to 14 accredited investors at $3.00 per share and warrants to purchase an additional 599,333 shares of common stock at $4.00 per share to certain of these investors, raising net proceeds of approximately $10,704,000.

During fiscal 2002, Innovo Group did not issue any shares of common stock. During fiscal 2002, Innovo Group issued preferred shares in association with the purchase of limited partnerships in certain real estate properties. See Note 5.

During fiscal 2001, in connection with the Acquisition of the Knit Division from Azteca (see Note 3), Innovo Group issued 700,000 shares of its common stock, and in connection with the acquisition of the Joe's Jeans license from JD Design, Innovo Group issued 500,000 shares of its common stock and a warrant to purchase 250,000 shares of its common stock at a price of $1.00 per share, provided certain sales and gross margin targets are met.

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. As of November 29, 2003, outstanding common stock warrants are as follows:

Exercise Price          Shares                Issued              Expiration
------------------------------------------------------------------------------

$2.10                     300,000          October 2000          October 2005
$1.50                     100,000            March 2001            March 2004
$2.00                     100,000            March 2001            March 2004
$2.50                      50,000            March 2001            March 2004
$0.90                      20,000         December 2001         December 2005
$2.75                     100,000              May 2002              May 2004
$2.50                      75,000             June 2002              May 2004
$3.00                      75,000             June 2002              May 2004
$4.50                     300,000             June 2003             June 2008
$3.62                      17,500           August 2003           August 2008
$4.00                     599,333         November 2003         November 2008
                    -------------
                        1,736,833
                    =============


During fiscal 2000, Innovo Group issued 1,787,365 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock at $2.10 per share to the Sam Furrow and Jay Furrow (collectively, the Furrow Group) in exchange for the Furrow Group's assumption of $1,000,000 of Innovo Group's debt and the cancellation of $1,000,000 of indebtedness owed to members of the Furrow Group. The issuance of the shares of common stock and warrants resulted in a $1,095,000 charge for the extinguishment of debt. During fiscal 2003, the warrants issued to the Furrow Group to purchase an additional 1,500,000 shares were exercised pursuant to a cashless exercise provision contained in the warrants and the members of the Furrow Group were issued an aggregate of 1,061,892 shares of common stock.

During fiscal 2000, Innovo Group issued warrants to purchase an additional 102,040 shares at $1.75 per share to private investors for $179,000. Commerce received warrants to purchase an additional 3,300,000 shares of common stock with warrants for 3,000,000 shares of common stock exercisable over a three-year period at $2.10 per share and the remaining warrants for 300,000 shares of common stock subject to a two-year vesting period and exercisable over a five-year period at $2.10 per share. The proceeds from the sale of these warrants were used to purchase inventory and services from Commerce and its affiliates and to repay certain outstanding debt.

In October and November 2000, Innovo Group issued warrants to purchase an additional 1,700,000 shares of common stock in private placements to JAML, LLC, Innovation, LLC and Third Millennium Properties, Inc. (collectively, the
Mizrachi Group) for $1,700,000 in cash. During fiscal 2003, prior to the scheduled expiration date, the warrants issued to the Mizrachi Group to purchase an additional 1,696,875 shares were exercised pursuant to cashless exercise provision contained in the warrants and the members of the Mizrachi Group were issued an aggregate of 1,195,380 shares of common stock.

During fiscal 2001, Innovo Group issued a warrant related to the Joe's License to purchase 250,000 shares of common stock at a price of $1.00 per share, in the event that certain future sales and gross margin performance criteria are met. The sales targets are $2 million, $4 million, $8 million and $15 million for each of the years ended December 31, 2001, 2002, 2003, and 2004, respectively, provided, that the sales have a minimum gross profit of 55%. In the event that both net sales and gross margin targets are achieved in any one of the scheduled years, JD Design will receive a warrants for 250,000 shares of Innovo Group common stock with an exercise price of $1.00 per share, with a 4-year term and equal-monthly vesting over the first 24 months. When a revenue target is achieved, the warrants will be issued immediately following the year end of the year in which the Net Sales Target is achieved and the vesting period and term will commence immediately upon issuance. JD Designs will not be entitled to any additional warrants if the Net Sales Targets are reached in more than one of the scheduled years. This warrant has not been included in the table above as the performance criteria has not been met.

During fiscal 2001, Innovo Group also issued warrants to a company in exchange for certain services. Warrants to purchase 20,000, 100,000, 100,000 and 50,000, shares exercisable at $0.90, $1.50, $2.00 and $2.50 per share, respectively, which were vested on the date of issuance and have a term of three years, were issued in exchange for services which are to be rendered over a four-year term.

During fiscal 2002, Innovo Group issued warrants to companies in exchange for certain services. Warrants to purchase 100,000, 75,000 and 75,000 shares exercisable at $2.75, $2.50 and $3.00 per share, respectively, which were vested on the date of issuance and have a term of two years, were issued in exchange for services to be rendered over three, four and four year terms, respectively.

During fiscal 2003, Innovo Group issued warrants to its placement agents as compensation pursuant to a private placement in August 2003 and other certain investors on or before November 29, 2003. Innovo Group issued warrants to purchase 300,000 shares of common stock at $4.50 per share, warrants to purchase 17,500 shares of common stock at $3.62 per share and warrants to purchase 599,333 shares at $4.00 per share.

During fiscal 2003, warrants to purchase an aggregate of 5,298,915 shares were exercised pursuant to cashless exercise provisions contained in the warrants and an aggregate of 3,597,938 shares of common stock was issued in fiscal 2003.

During fiscal 2003, Commerce elected to exercise warrants to purchase 1,000,000 shares and in lieu of payment therefore, Commerce elected to offset $2.1 million in debt due from Innovo Group pursuant to certain promissory notes.

As of November 29, 2003, 4,500,000 shares of common stock of Innovo Group were reserved for the exercise of warrants, options, conversion of debt.

Stock Based Compensation

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan ("2000 Employee Plan"). In May, 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares of common stock that may be granted to employees, officers, directors and consultants. The 2000 Employee Plan limits the number of shares that can be granted to any employee in one year to 1,250,000 and the total market value of common stock that becomes exercisable for the first time by any grantee during a calendar year. Exercise price for incentive options may not be less than the fair market value of Innovo Group's common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods and option terms are determined by the Board of Directors. The 2000 Employee Plan will expire in March 2010.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan ("2000 Director Plan"), under which nonqualified options for up to 500,000 shares of common stock may be granted. At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each director will receive options for common stock with aggregate fair value of $10,000. These options are exercisable beginning one year from the date of grant and expire in ten years. Exercise price is set at 50% of the fair market value of the common stock on the date of grant. The discount is lieu of cash director fees. The 2000 Director Plan will expire in September 2010.

The following summarizes option grants to members of the Board of Directors for the fiscal years 2001 through 2003:

                        Number of
                        Options         Exercise Price
                        -------         --------------
        2001            102,564            $0.39
        2002             40,000            $1.00
        2003             30,768            $1.30

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows:

                                                  2003                              2002                            2001
                                        -------------------------        --------------------------       ------------------------
                                                        Weighted                          Weighted                       Weighted
                                                        Average                           Average                        Average
                                                        Exercise                          Exercise                       Exercise
                                          Options        Price             Options          Price           Options       Price
                                        ----------     ----------        ----------      ----------       ----------    ----------
Outstanding at beginning of
year                                     1,257,981     $     2.07         1,517,981      $     2.33          685,417    $     3.89
Granted                                  1,330,768           2.74            40,000            1.00          832,564          1.06
Exercised                                   50,000           1.64                --              --               --            --
Forfeited                                 (185,417)         (3.93)         (300,000)          (3.28)              --            --
                                        ----------     ----------        ----------      ----------       ----------    ----------
Outstanding at end of year               2,353,332     $     2.31         1,257,981      $     2.07        1,517,981    $     2.33

Exercisable at end of year               1,686,665                        1,220,452                        1,305,443

Weighted average per option
fair value of options granted
during the year                                        $     1.21                        $     1.26                     $     0.59

Weighted average contractual
life remaining                                          6.1 years                         3.7 years                      3.4 years


Exercise prices for options outstanding as of November 29, 2003 are as follows:

       Number of
        Options           Exercise Price
     -----------------------------------

         102,564                  $0.39
         290,000                  $1.00
         480,768          $1.25 - $1.30
         280,000          $2.40 - $2.60
       1,000,000                  $2.86
         200,000                  $4.75
     -----------
       2,353,332
     ===========

Earnings (Loss) Per Share

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                          Year Ended
                                             (in thousands, except per share data)
                                           ----------------------------------------
                                             2003            2002            2001
                                           --------         -------        --------
Basic EPS Computation:
Numerator                                  $ (8,317)        $   572        $   (618)
Denominator:
Weighted average common shares
outstanding                                  17,009          14,856          14,315
                                           --------         -------        --------

Total shares                                 17,009          14,856          14,315
                                           --------         -------        --------

Basic EPS                                  $  (0.49)        $  0.04        $  (0.04)
                                           ========         =======        ========

Diluted EPS Calculation:
Numerator                                  $ (8,317)        $   572        $   (618)
Denominator:
Weighted average common shares
outstanding                                  17,009          14,856          14,315

Incremental shares outstanding from
assumed exercise of options and
warrants                                         --           1,253              --
                                           --------         -------        --------

Total shares                                 17,009          16,109          14,315
                                           --------         -------        --------

Diluted EPS                                $  (0.49)        $  0.04        $  (0.04)
                                           ========         =======        ========


Potentially dilutive options and warrants in the aggregate of 4,090,000 and 8,397,000 in fiscal 2003 and fiscal 2001, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

12.      Commitments and Contingencies

Leases

Innovo Group leases certain properties, buildings, office spaces, showrooms and equipment. Certain leases contain provisions for renewals and escalations. Rental expense for the years ended November 29, 2003, November 30, 2002, and December 1, 2001 was approximately $367,000, $136,000, and $107,000, respectively. During September 2000, Innovo Group entered into a lease agreement with a related party, which is owned by Innovo Group's Chairman, Sam Furrow, to lease office space in Knoxville, Tennessee. The lease rate is $3,500 per month for approximately 5,000 square feet of office space, has a ten-year term and is cancelable with six months written notice.

Innovo Group also utilizes office space and office equipment under a cost sharing arrangement with Commerce and its affiliates. Under the terms of the verbal arrangement, Innovo Group is allocated a portion of costs incurred by Commerce and its affiliates for rent, insurance, office supplies, certain employees' wages and benefits, security and utilities.

Expenses for the years ended 2003, 2002 and 2001 under this arrangement were $343,000, $25,000, and $25,000, respectively.

The future minimum rental commitments under operating leases as of November 29, 2003 are as follows (in thousands):

2004                                    $       616
2005                                            568
2006                                            500
2007                                            411
2008                                            401
Thereafter                                      316
                                        -----------
Total future minimum lease payments     $     2,812
                                        -----------

License Agreements

         Joe's Jeans

On February 7, 2001, in connection with the acquisition of the Joe's Jeans license rights, Innovo Group entered into a ten- year license agreement that requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.

         Bongo(R).

On March 26, 2001, Innovo Group entered into a license agreement with IP Holdings LLC, the licensor of the Bongo(R) mark, pursuant to which Innovo Group obtained the right to design, manufacture and distribute bags, belts and small leather/pvc goods bearing the Bongo(R) trademark. The agreement was amended on July 26, 2002 that extended the term of the license agreement commencing as of April 1, 2003 and continuing through March 31, 2007, unless the Bongo(R) brand is sold in its entirety, in which case the license agreement would terminate immediately. Innovo Group pays a 5% royalty and a 2% advertising fee on the net sales of Innovo Group's goods bearing the Bongo(R) trademark.

         Mattel, Inc.

In fiscal 2002, IAA entered into a five-year license agreement with Mattel, Inc. to produce Hot Wheels(R) branded adult apparel and accessories in the United States, Canada and Puerto Rico. Under the terms of the license agreement, IAA may produce apparel and accessory products targeted to men and women in the junior and contemporary markets. The products lines may include active wear, sweatshirts and pants, outerwear, t-shirts, "baby tees" for women, headwear, bags, backpacks and totes, which will be emblazoned with the Hot Wheels(R) flame logo.

IAA may terminate the agreement in any year by paying the remaining balance of that years minimum royalty guarantees plus the subsequent years minimum royalty guarantees. Royalties paid by IAA earned in excess of the minimum royalty requirements for any one given year, may be credited towards the shortfall amount of the minimum required royalties in any subsequent period during the term of the license agreement.

According to the terms of the agreement, IAA has the right to sublicense the accessory product's category to Innovo. The agreement calls for a royalty rate of seven percent and a two percent advertising fee on the net sales of goods bearing the Hot Wheels(R) trademark. In the event IAA defaults upon any material terms of the agreement, the licensor shall have the right to terminate the agreement. As of November 29, 2003, Innovo Group had not yet commenced sales of the Hot Wheels(R) apparel and accessory products. Innovo Group has accrued for the minimum royalties under the terms of the agreement.

         Bow Wow

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement for the Bow Wow license, granting IAA the right to produce and market products bearing the mark and likeness of the popular stage and screen performer. The IAA division has created and market a wide range of apparel and coordinating accessories for boys and plans on creating and marketing a wide range of apparel and coordinating accessories for girls. The license agreement between IAA, Bravado International Group, the agency with the master license rights to Bow Wow, and LBW Entertainment, Inc. calls for the performer to make at least one public appearance every six months during the term of the agreement to promote the Bow Wow products, as well as use his best efforts to promote and market these products on a daily basis.

Additional terms of the license agreement allows IAA to market boys and girls products bearing the Bow Wow brand to all distribution channels, the right of first refusal on all other Bow Wow related product categories during the term of
the  license  agreement,   and  the
right of first of refusal on proposed transactions by the licensor with third parties upon the expiration of the agreement. The agreement calls for IAA to pay an eight percent royalty on the nets sales of goods bearing Bow Wow related marks. In the event IAA defaults upon any material terms of the agreement, the licensor shall have the right to terminate the agreement. Furthermore, IAA has the right to sublicense the accessory product's category to Innovo.

         Fetish(TM)

On February 13, 2003, IAA entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish(TM) trademark for use with the production and distribution of apparel and accessory products. IAA has guaranteed minimum net sales obligations of $8,000,000 in the first 18 months of the agreement, $10,000,000 in the following 12 month period and $12,000,000 in the 12 month period following thereafter. According to the terms of the agreement, IAA is required to pay an 8% royalty and a 2% advertising fee on the net sales of products bearing the Fetish(TM) logo. In the event IAA does not meet the minimum guaranteed sales, IAA will be obligated to make royalty and advertising payments equal to the minimum guaranteed sales multiplied by the royalty rate of 8% and the advertising fee of 2%. IAA also has the right of first refusal with respect to the license rights for the Fetish(TM) trademark in the apparel and accessories category upon the expiration of the agreement, subject to meeting certain sales performance targets during the term of the agreement. Additionally, IAA has the right of first refusal for the apparel and accessory categories in territories in which it does not currently have the license rights for the Fetish(TM) trademark.

In connection with the launch and subsequent promotion of the Fetish(TM) brand, IAA incurrent certain advertising and promotion expenses in excess of the required 2% advertising royalty, which the licensor has agreed represent a prepayment against future advertising royalties under the license. Accordingly, Innovo Group has recorded approximately $985,000 of advertising expenses as prepaid royalties in the accompanying balance sheet.

Innovo Group displays names and logos on its products under license agreements that require royalties ranging from 3% to 8% of sales and required annual advance payments (included in prepaid expenses) and certain annual minimum payments. Royalty expense was $1,338,000, $463,000, and $132,000 for the years ending 2003, 2002, and 2001, respectively.

The future minimum royalty commitments under royalty agreements as of November 29, 2003 are as follows (in thousands):

2004                                      $       832
2005                                            1,188
2006                                              885
2007                                              417
                                          -----------
Total future minimum royalty payments     $     3,322
                                          -----------


Litigation

Innovo Group is involved from time to time in routine legal matters incidental to its business. In the opinion of Innovo Group's management, resolution of such matters will not have a material effect on its financial position or results of operations.

13.      Segment Disclosures

Current Operating Segments

During fiscal 2003, Innovo Group operated in two segments, accessories and apparel. The Accessories segment represents Innovo Group's historical line of business as conducted by Innovo Group. The apparel segment is comprised of the operations of Joe's and IAA, both of which began in fiscal 2001, as a result of acquisitions. Innovo Group's real estate operations and real estate transactions of Innovo Group's Leasall and IRI subsidiaries do not require substantial management oversight and have therefore been treated as "other" for purposes of segment reporting. The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

Innovo Group evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for each reportable segment during the three years ended November 29, 2003, is as follows (in thousands):

            November 29, 2003        Accessories      Apparel      Other (A)        Total
                                     -----------------------------------------------------
                                                         (in thousands)
Net Sales                              $14,026        $69,103        $   --        $83,129
Gross Profit                             3,095          9,881            --         12,976
Depreciation & Amortization                 39          1,087           101          1,227
Interest Expense                           214            946            56          1,216
Segment Assets                           4,218         33,571         8,576         46,365
Expenditures for Segment Assets            186            563           146            895

(A) Other includes corporate expenses and assets and expenses related to real estate transactions.

            November 30, 2002        Accessories      Apparel      Other (A)        Total
                                     -----------------------------------------------------
                                                         (in thousands)
Net Sales                              $12,072        $17,537        $   --        $29,609
Gross Profit                             3,393          6,144            --          9,537
Depreciation & Amortization                 21            183            52            256
Interest Expense                           140            339            59            538
Segment Assets                           3,820          9,343         1,980         15,143
Expenditures for Segment Assets             70             97           455            622

(A) Other includes corporate expenses and assets and expenses related to real estate transactions.

             December 1, 2001        Accessories      Apparel      Other (A)        Total
                                     -----------------------------------------------------
                                                         (in thousands)
Net Sales                              $ 5,642        $ 3,650        $   --        $ 9,292
Gross Profit                             1,749          1,208            --          2,957
Depreciation & Amortization                 45             35            87            167
Interest Expense                            32             79           100            211
Segment Assets                           2,705          6,658           884         10,247
Expenditures for Segment Assets             32             --            29             61

(A) Other includes corporate expenses and assets and expenses related to real estate transactions.

Operations by Geographic Areas

Information about Innovo Group's operations in the United States and Asia is presented below (in thousands). Inter- company revenues and assets have been eliminated to arrive at the consolidated amounts.

                                                             Adjustments &
                           United States         Asia         Eliminations      Total
                           -------------       --------      -------------     --------
                                                  (in thousands)
Novmeber 29, 2003

Sales                         $ 80,111         $  3,018        $     --        $ 83,129
Intercompany sales                 959               --            (959)             --
                              --------         --------        --------        --------
Total sales                   $ 81,070         $  3,018        $   (959)       $ 83,129
                              ========         ========        ========        ========
Income from operations        $ (6,964)        $ (1,093)       $    541        $ (7,516)
                              ========         ========        ========        ========
Total assets                  $ 48,386         $   (743)       $ (1,278)       $ 46,365
                              ========         ========        ========        ========

Novmeber 30, 2002

Sales                         $ 27,707         $  1,902        $     --        $ 29,609
Intercompany sales               2,228               --          (2,228)             --
                              --------         --------        --------        --------
Total sales                   $ 29,935            1,902        $ (2,228)       $ 29,609
                              ========         ========        ========        ========
Income from operations        $  1,558         $    115        $   (484)       $  1,189
                              ========         ========        ========        ========
Total assets                  $ 13,693         $  1,974        $   (524)       $ 15,143
                              ========         ========        ========        ========

December 1, 2001

Sales                         $  9,292         $     --        $     --        $  9,292
Intercompany sales                  --               --              --              --
                              --------         --------        --------        --------
Total sales                   $  9,292         $     --        $     --        $  9,292
                              ========         ========        ========        ========
Income from operations        $   (399)        $     --        $     --        $   (399)
                              ========         ========        ========        ========
Total assets                  $ 10,247         $     --        $     --        $ 10,247
                              ========         ========        ========        ========


14.      Related Party Transactions

Innovo Group has adopted a policy requiring that any material transaction between Innovo Group and persons or entities affiliated with officers, directors or principal stockholders of Innovo Group be on terms no less favorable to
Innovo Group than reasonably could have been obtained in arms' length transactions with independent third parties.

Anderson Stock Purchase Agreement

Pursuant to a Stock Purchase Right Award granted in February 1997, Innovo Group's president purchased 250,000 shares of common stock (the Award Shares) with payment made by the execution of a non-recourse note (the Note) for the exercise price of $2.81 per share ($703,125 in the aggregate). The Note was due, without interest, on April 30, 2002, and was collateralized by the 1997 Award Shares. The Note may be paid or prepaid (without penalty) by (i) cash, or (ii) the delivery of Innovo Group's common stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the common stock on the date of delivery.

On July 18, 2002, the Board of Directors voted in favor of extending the term of Note until April 30, 2005. The remaining provisions of the Note remained the same. As of November 29, 2003, $703,125 remains outstanding under this promissory note.

Crossman Loan

On February 7, 2003 and on February 13, 2003, Innovo Group entered into a loan agreement with Marc Crossman, then a member of our Board of Directors and now also our Chief Financial Officer. The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003 for an aggregate loan value of $500,000. In the event of default, each loan is collateralized by 125,000 shares of Innovo Group common stock as well as a general unsecured claim on the assets of Innovo Group, subordinate to existing lenders. Each loan matures six months and one day from the date of its respective funding, at which point the principal amount loaned and any unpaid accrued interest is due and payable in full without demand. The loan carries an 8% annualized interest rate with interest payable in equal monthly installments. The loan may be repaid by us at any time during the term of the loan without penalty. Further, prior to the maturity of the loan and the original due dates, Innovo Group elected, at its sole option, to extend the term of the loan for an additional period of six months and one day. Innovo Group's disinterested directors approved the loan from Mr. Crossman. Subsequent to the year ended November 29, 2003 and prior to the maturity of the loans in February 2004, the parties agreed to extend the term of the loan for an additional period of ninety days. Further, pursuant to the extension of the loan, the loan was amended to provide Mr. Crossman with the sole and exclusive option to continue to extend the term of the loan for three additional ninety day periods by giving notice of such extension on or before the due date of the loan.

Purchases of Goods and Services

The Innovo, Joe's and IAA subsidiaries purchased goods and distribution and operational services from Commerce and its affiliates in fiscal 2003, fiscal 2002 and fiscal 2001. The services purchased included but were not limited to accounts receivable collections, certain general accounting functions, inventory management and distribution logistics. The following schedule represents Innovo's, Joe's and IAA's purchases from Commerce and its affiliates during fiscal 2003, fiscal 2002 and fiscal 2001 (in thousands):


                                                    Innovo
                                   -----------------------------------------
                                                 Year Ended
                                               (in thousands)
                                   -----------------------------------------
                                     2003             2002             2001
                                   -----------------------------------------
Goods                              $ 2,898          $ 3,317          $ 2,320
Distribution Services                  615              644              362
Operational Services                   228              203              112
                                   -----------------------------------------
Total                              $ 3,741          $ 4,164          $ 2,794
                                   =========================================


                                           Joe's                                      IAA
                             ----------------------------------        -----------------------------------
                                        Year Ended                                 Year Ended
                                      (in thousands)                             (in thousands)
                             ----------------------------------        -----------------------------------
                              2003          2002          2001           2003          2002          2001
                             ----------------------------------        -----------------------------------
Goods                        $2,195        $6,102        $1,102        $41,798        $6,171        $1,794
Distribution Services           127           107            20             --            --            --
                             ----------------------------------        -----------------------------------
Total                        $2,322        $6,209        $1,122        $41,798        $6,171        $1,794
                             ==================================        ===================================


Additionally, Innovo Group is charged an allocation expense from Commerce for expenses associated with Innovo Group occupying space in Commerce's Commerce, California facility and the use of general business machines and communication services. These expenses totaled approximately $343,000 for fiscal 2003 and $25,000 for fiscal 2002 and fiscal 2001. Innovo Group also utilizes office space and office equipment under a cost sharing arrangement with Commerce and its affiliates.

Innovo Group believes that all the transactions conducted between Innovo Group and Commerce were completed on terms that were competitive and at market rates. Included in due to related parties is $390,000 and $4,159,000 at November 29, 2003 and November 30, 2002, respectively, relating to amounts due to Commerce and affiliated entities for goods and services described above.

Azteca Production International, Inc.

In the third quarter of fiscal 2001, Innovo Group acquired Azteca Productions International, Inc.'s Knit Division and formed the subsidiary Innovo Azteca Apparel, Inc. Pursuant to equity transactions completed in fiscal 2000, the principals of Azteca Production International, Inc. became affiliates of Innovo Group. Innovo Group purchased the Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and non- solicitation agreements and other intangible assets associated with the Knit Division. As consideration, Innovo Group issued to Azteca, 700,000 shares of Company's common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

As part of the acquisition of the Blue Concept Division from Azteca in July 2003, IAA and AZT entered into a two-year, renewable, non-exclusive Supply Agreement for products to be sold by the Blue Concept Division. In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for our purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a "per unit" basis. In addition, AZT is responsible for all quality defects in merchandise manufactured.

IAA also utilizes AZT to distribute goods manufactured under the Supply Agreement, and temporarily has AZT invoice and collect payments from AEO, for goods manufactured in Mexico, until such time that we can establish a Mexican subsidiary to invoice and collect payments from AEO.

JD Design, LLC

Pursuant to the license agreement entered into with JD Design, LLC under which Innovo Group obtained the license rights to Joe's Jeans, Joe's is obligated to pay a 3% royalty on the net sales of all products bearing the Joe's Jeans or JD trademark or logo. For fiscal 2003, fiscal 2002 and fiscal 2001, this amount totaled $339,000, $277,000 and $46,000, respectively. Included in due to related parties on our balance sheet are accrued royalties of $189,000 and $91,000 for fiscal 2003 and fiscal 2002, respectively.


15.      Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the three years ended November 29, 2003, November 30, 2002 and December 1, 2001, respectively: (in thousands, except per share amounts)

2003                                                           Quarter Ended
                                                    (in thousands, except per share data)
                                         ------------------------------------------------------------
                                         March 1           May 31         August 30       November 29
                                         --------         --------        ---------       -----------
Net Sales                                $ 11,915         $ 12,013         $ 21,906         $ 37,295
Gross Profit                                3,310            3,456            3,893            2,317
Income (Loss) before Income Taxes             345             (503)          (2,288)          (5,827)
Net Income (Loss)                             282             (493)          (2,312)          (5,794)
Net Income (Loss) per Share:
Basic                                    $   0.02         $  (0.03)        $  (0.14)        $  (0.34)
Diluted                                  $   0.02         $  (0.03)        $  (0.14)        $  (0.34)

2002                                                           Quarter Ended
                                                    (in thousands, except per share data)
                                         ------------------------------------------------------------
                                         March 2           June 1         August 31       November 30
                                         --------         --------        ---------       -----------
Net Sales                                $  3,201         $  6,802         $ 10,148         $  9,458
Gross Profit                                  912            2,345            3,357            3,156
Income (Loss) before Income Taxes            (475)             223              932               32
Net Income (Loss)                            (496)             207              820               41
Net Income (Loss) per Share:
Basic                                    $  (0.03)        $   0.01         $   0.06         $   0.00
Diluted                                  $  (0.03)        $   0.01         $   0.05         $   0.00


16.      Employee Benefit Plans

On December 1, 2002, Innovo Group established a tax qualified defined contribution 401(k) Profit Sharing Plan (the "Plan"). All employees who have worked for Innovo Group for 30 consecutive days may participate in the Plan and may contribute up to 100% of their salary to the plan. Innovo Group's contributions may be made on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Innovo Group decides to do so. Costs of the plan charged to operations were $20,000 for the year ended November 29, 2003.

17.      Other Income and Expense.

Other income and expense consist of the following:



                                                            Year Ended
                                                          (in thousands)
                                                    ---------------------------
                                                    2003        2002       2001
                                                    ----        ----       ----

Rental, real estate, and management fee income      $366        $217        $71
Unrealized gain on foreign currency                  154          --         --
Other items                                            6          18         13
                                                    ----        ----       ----
Total other income                                  $526        $235        $84
                                                    ====        ====       ====

Rental expense                                      $ 58        $ 43        $--
Unrealized loss on foreign currency                   --          41         --
Other items                                           10          90          3
                                                    ----        ----       ----
Total other expense                                 $ 68        $174        $ 3
                                                    ====        ====       ====

                                    ITEM 16.2
                       Innovo Group Inc. and Subsidiaries

                                   Schedule II
                        Valuation of Qualifying Accounts

                                                                       Additions
                                                       Balance at     Charged to
                                                      Beginning of      Costs &          Charged to                   Balance at End
Description                                              Period        Expenses       Other Accounts     Deductions      of Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for customer credits and allowances:
Year ended November 29, 2003                          $   383,000     $ 1,775,000       $        --     $        --     $ 2,158,000
Year ended November 30, 2002                              164,000          56,000           163,000 (A)          --         383,000
Year ended December 1, 2001                                36,000         128,000                --              --         164,000

Allowances for inventories:
Year ended November 29, 2003                              105,000       4,088,000                --              --       4,193,000
Year ended November 30, 2002                              125,000          19,000                --         (39,000)        105,000
Year ended December 1, 2001                                78,000          47,000                --              --         125,000

Allowance for deferred taxes:
Year ended November 29, 2003                           13,918,000      (5,720,000)               --              --       8,198,000
Year ended November 30, 2002                            7,316,000       6,602,000                --              --      13,918,000
Year ended December 1, 2001                             6,032,000       1,284,000                --              --       7,316,000

(A) Uncollected receivables written off, net of recoveries


                                  End of Filing