Form 10-K/A
period 2003-11-29
INNOVO GROUP INC
filed 2004-03-29
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                                 Amendment No. 1

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) Yes |_| No |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on the Nasdaq Stock Market, Inc. as of May 30, 2003, was approximately $43,267,092.

The number of shares of the registrant's common stock outstanding as of February 25, 2004 was 25,793,850.

Documents incorporated by reference: Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the Securities and Exchange Commission on February 27, 2004.

Explanatory Note

      This Amendment No. 1 on Form 10-K/A, or Amendment No.1, is being filed by Innovo Group Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the Securities and Exchange Commission, or SEC, on February 27, 2004, or the Initial Report, to amend the Initial Report to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we would file with the SEC no later than March 29, 2004. Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1 to provide the information we originally intended to incorporate by reference. Such information is the information required by Part II, Item 5 relating to Equity Compensation Plans and Part III Items 10-14 for an Annual Report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II of the Initial Report is hereby amended to add the following additional information as set forth below, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in such exhibit list to be filed herewith. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

      As used in this Amendment No. 1, the terms "we," "us," "our," and "Innovo Group" refer to Innovo Group Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

                                     PART II

ITEM. 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Item 5 of our Initial Report is hereby amended to add the following additional information as set forth below.

Equity Compensation Plan Information

      The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of March 29, 2004, which includes our 2000 Employee Stock Incentive Plan and 2000 Director Stock Incentive Plan.

                                                                                              Number of Securities
                                                                                             Remaining Available for
                                  Number of Securities to     Weighted Average Exercise       Issuance Under Equity
                                  be Issued Upon Exercise       Price of Outstanding      Compensation Plan (excluding
                                  of Outstanding Options,      Options, Warrants and        securities reflected in
Plan Category                       Warrants and Rights                Rights                      column (a))
-------------                     -----------------------     -------------------------   ----------------------------
Equity Compensation Plans                   (a)                          (b)                           (c)
approved by security holders(1):
   2000 Employee Plan                           2,030,000                        $2.19                        970,000
   2000 Director Plan                             204,828                        $0.78                        295,172
Equity Compensation Plans not
approved by security holders:
   Samuel J. Furrow, Jr. (2)                      100,000                        $4.75                              0
   Marc B. Crossman (3)                           100,000                        $4.75                              0
                                 ------------------------                                  --------------------------
TOTAL                                           2,434,828                            0                      1,265,172
                                 ========================                                  ==========================

(1) See "2000 Employee Stock Incentive Plan" and "2000 Director Stock Incentive Plan" described herein.

(2) Includes 100,000 shares subject to currently exercisable options pursuant to an option grant made in February 1999 with an exercise price of $4.75 per share that expired unexercised in February 2004 in connection with the initial appointment as a member of our Board of Directors.

(3) Includes 100,000 shares subject to currently exercisable options pursuant to an option grant made in February 1999 with an exercise price of $4.75 per share that expired unexercised in February 2004 in connection with the initial appointment as a member of our Board of Directors.

                                   STOCK PLANS

2000 Employee Stock Incentive Plan

      The 2000 Employee Stock Incentive Plan, or the 2000 Employee Plan, provides for the grant of options to our officers, employees and consultants and to our affiliates. The 2000 Employee Plan continues in effect until March 2010 unless terminated earlier. The 2000 Employee Plan was amended at the annual meeting of stockholders held on May 22, 2003 to increase the number of shares available for issuance under the 2000 Employee Plan from 1,000,000 to 3,000,000, as well as to increase the number of shares that may be issued to any one individual under the 2000 Employee Plan in any calendar year from 500,000 to 1,250,000. Options granted under the 2000 Employee Plan may be either "incentive stock options," or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or "nonqualified stock options," or NQSOs.

      The 2000 Employee Plan is administered by the Compensation and Stock Option Committee of our Board of Directors. The Compensation and Stock Option Committee of our Board of Directors has been delegated the full authority in its discretion to determine which of our officers, key employees, consultants or affiliates will be granted stock options and to determine the terms and provisions of such stock incentive options, subject to the requirements and limitations of the 2000 Employee Plan. Subject to the provisions of the 2000 Employee Plan, the Compensation and Stock Option Committee of our Board of Directors has full and conclusive authority to interpret the 2000 Employee Plan, to prescribe, amend and rescind rules and regulations relating to the 2000 Employee Plan, to determine the terms and provisions of the respective stock incentive agreements and to make all other determinations necessary or advisable for the proper administration of the 2000 Employee Plan.

      The 2000 Employee Plan is intended to: (a) provide incentive to our officers and key employees and our affiliates to stimulate their efforts toward our continued success and to operate and manage the business in a manner that will provide for our long-term growth and profitability; (b) encourage stock ownership by officers and key employees by providing them with a means to acquire a proprietary interest in us, acquire shares of stock, or to receive compensation which is based upon appreciation in the value of the stock; and (c) provide means of obtaining, rewarding and retaining key personnel and consultants.

      The number of shares of stock as to which a stock incentive may be granted will be determined by the Compensation and Stock Option Committee of our Board of Directors, in its sole discretion, subject to the limitations of the 2000 Employee Plan. To the extent required under Section 162(m) of the Code and the regulations thereunder for compensation to be treated as qualified performance based compensation, the maximum number of shares of stock with respect to which options may be granted during any one year period to any employee may not exceed 1,250,000.

      Stock option grants issued under the 2000 Employee Plan may be granted only to our officers, key employees, consultants or to any of our affiliates. The aggregate fair market value (determined as of the date an ISO is granted) of stock with respect to which stock options intended to meet the requirements of
Section 422 of the Code become exercisable for the first time by an individual during any calendar year under all of our plans and our subsidiaries may not exceed $100,000; provided further, that if the limitation is exceeded, the ISOs which cause the limitation to be exceeded will be treated as NQSOs.

      The 2000 Employee Plan was adopted by our Board of Directors on March 12, 2000 and approved by our common stockholders at the 2000 annual meeting of stockholders and amended at the at the annual meeting of stockholders held on May 22, 2003. Up to 3,000,000 shares of our common stock, subject to adjustment as provided in the 2000 Employee Plan, may be issued under the 2000 Employee Plan. As of March 29, 2004, 2,030,000 shares have been issued under our 2000 Employee Plan. Awards under the 2000 Employee Plan are discretionary. Therefore, it is not possible to determine the benefits that will be received in the future by participants in the 2000 Employee Plan.

2000 Director Stock Incentive Plan

      The purpose of the 2000 Director Stock Incentive Plan, or 2000 Director Plan, is to permit the granting of stock options to our Board of Directors who are not our employees at an exercise price less than market value at the date of grant in lieu of paying Board of Directors' fees in cash, thereby advancing our interests by encouraging and enabling the acquisition of our common stock by our Board of Directors whose judgment and ability we rely upon for the attainment of our long-term growth and development. However, beginning in fiscal 2003, we commenced paying all non-employee directors a cash fee in addition to this grant of stock options. Accordingly the 2000 Director Plan is intended to promote a close identity of interest among us, our Board of Directors, and our common stockholders, as well as to provide a means to attract and attain well-qualified members of our Board of Directors. The 2000 Director Plan was adopted by our Board of Directors on September 13, 2000 and approved by our common stockholders at the 1999 annual meeting of stockholders.

      There are authorized for issuance or delivery upon the exercise of options to be granted from time to time under the 2000 Director Plan an aggregate of 500,000 shares of our common stock, subject to adjustment as provided in the 2000 Director Plan. As of March 29, 2004, 204,828 shares have been issued under the 2000 Director Plan. The 2000 Director Plan is administered by the Compensation and Stock Option Committee of our Board of Directors, which will consist of not less than three members, all of whom will be deemed to be independent, and appointed by our Board of Directors.

      Pursuant to our 2000 Director Plan, each non-employee director receives annual compensation at the first annual meeting of stockholders following his or her appointment and annually thereafter a grant in the form of options to buy common stock with an aggregate fair market value of $10,000. These options are exercisable beginning one year from the date of grant and expire ten years from the date of grant. The exercise price is set at 50% of the fair market value of the common stock on the date of grant. This discount was originally proposed in lieu of directors' fees. A member of our Board of Directors who is also an employee of ours receives no additional compensation for his or her service as member of our Board of Directors. Members of our Board of Directors who also serve on one or more committees of the Board of Directors do not receive any additional compensation for such service. In addition to this stock option compensation, at the annual meeting of stockholders on May 22, 2003, our Board of Directors voted to compensate in cash each non-employee director at an annual rate of $12,500 for service as a member of our Board of Directors. After our annual meeting of stockholders for 2004, which we expect to hold in June of 2004, our Board of Directors will meet to discuss compensation arrangements for members of the Board of Directors for service in fiscal 2004.

      Each option has an exercise price equal to one-half of the market price on the date of grant, and covers a number of shares equal to $10,000 divided by the exercise price per share. The market price is determined as of the close of business on the day of our Board meeting immediately following our annual shareholder meeting. The 2000 Director Plan will continue in effect until September 2010, unless terminated earlier. Options granted under the 2000 Director Plan are nonqualified stock options. During 2003, each of our non-employee directors received an option to purchase up to 7,692 shares of our common stock with an exercise price of $1.30 per share vesting on a monthly basis beginning May 22, 2003 under our 2000 Director Plan in addition to cash fees. These options have a ten year term and expire on May 22, 2013.

                                    PART III

         Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to our directors and executive officers and their ages and positions as of March 29, 2004 are as follows:

                                                                                                    Year First
                                                                                                    Elected
Name                                       Age        Position                                      Director
----                                       ---        --------                                      --------
Samuel J. (Sam) Furrow                      62        Chairman of the Board of Directors            1998
Samuel J. (Jay) Furrow, Jr.                 30        Chief Executive Officer and Director          1999
Patricia Anderson                           43        President and Director                        1990
Marc B. Crossman                            32        Chief Financial Officer and Director          1999
Shane Whalen                                33        Chief Operating Officer                       N/A
John G. Looney, MD(1)(2)(3)                 62        Director                                      1999
Daniel A. Page(1)(3)                        52        Director                                      1997
Suhail R. Rizvi(1)(2)(3)                    38        Director                                      2003
Vincent Sanfilippo                          38        Director                                      2003
Kent Savage                                 42        Director                                      2003

     (1) Member of the Audit Committee

     (2) Member of the Compensation and Stock Option Committee

     (3) Member of the Nominating and Governance Committee

      Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000, after which Patricia Anderson resumed the position. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow-Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company-Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively. Mr. Furrow has been a Director of Southeastern Advertising Inc., an advertising agency, since April 1968; a Director of First American National Bank since September 1993; and a Director of Goody's Family Clothing, Inc. (NASDAQ: GDYS), a publicly traded retail clothing chain, since 1995. Mr. Furrow received his undergraduate and J.D. degree from the University of Tennessee. Sam Furrow is the father of our Chief Executive Officer, Samuel J.
(Jay) Furrow, Jr.

      Samuel J. (Jay) Furrow, Jr. has served as our Chief Executive Officer since July 2002 and a member of our Board of Directors since January 1999. Prior to that, Mr. Furrow served as our President from December 2000 until July 2002, served as our Chief Operating Officer from April 1999 until March 2003, our Acting Chief Financial Officer from August 2000 until March 2003, and our Vice-President for Corporate Development and In-House Counsel from August 1998 until April 1999. Mr. Furrow currently serves on the Board of Directors of Northgate Innovations, Inc. (NGTE.OB), a publicly traded manufacturer and distributor of personal computers. Mr. Furrow received his J.D. degree from Southern Methodist University School of Law and a B.S. degree in Political Science from Vanderbilt University. Jay Furrow is the son of the Chairman of our Board of Directors, Samuel J. (Sam) Furrow.

      Patricia Anderson has served as our President since July 2002 and a member of our Board of Directors since August 1990. Ms. Anderson served as our Chief Executive Officer from December 2000 until July 2002, our President from August 1990 until December 2000, and Chairman of our Board of Directors from August 1990 until August 1997. Prior to founding Innovo, Inc., Ms. Anderson worked as Vice President of Sales and Marketing for Lexem, Inc., an import wholesale houseware gift company located in Houston, Texas, from August 1985 until July 1987. Prior to that, Ms. Anderson owned and operated three retail stores focusing on home decorating/gift shops all under the name of Basket Case from November 1979 until April 1983. Ms. Anderson attended the University of Texas and the University of Houston, with a focus on Accounting and Food Management.

      Marc B. Crossman has served as our Chief Financial Officer since March 2003 and a member of our Board of Directors since January 1999. Prior to joining our company, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc., New York City, New York, from January 1999 until March 2003. Prior to joining J.P. Morgan Securities, Inc., Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation from September 1997 until January 1999. Mr. Crossman also serves on the Board of Directors of Northgate Innovations, Inc. (NGTE.OB), a publicly traded manufacturer and distributor of personal computers. Mr. Crossman received a B.S. degree in Mathematics from Vanderbilt University.

      Shane Whalen has served as our Chief Operating Officer since April 2003. Prior to that, Mr. Whalen served as our Vice President of Corporate Development from October 2002 until April 2003. Prior to joining our company, Mr. Whalen was an independent business consultant from November 2000 until September 2002. Prior to that, Mr. Whalen served as Chief Operating Officer for Next Generation, LLC, an entertainment production company, from August 1998 until November 2000. Prior to that, Mr. Whalen served as Manager of Financial Services & Transportation for Accenture Consulting from January 1994 until August 1998. Mr. Whalen received a B.A. degree in Economics from Vanderbilt University.

      John G. Looney, M.D. has served as a member of our Board of Directors since August 1999. Dr. Looney is a tenured Professor of Psychiatry and an Associate Professor of Pediatrics at Duke University Medical Center. Dr. Looney has been in the Duke University faculty since 1986. Dr. Looney serves on the Investment Oversight Committee of the American Psychiatric Association (APA), which manages the investments of the assets of the APA. In addition to his numerous professional appointments within his field, Dr. Looney serves as Consultant to the Board of Directors for Eieico, Inc., a private agricultural biotechnology company that holds exclusive rights to bring to the marketplace patents from the School of Agriculture and College of Veterinary Medicine at Pennsylvania State University. Dr. Looney also serves as a consultant to the Board of Directors for Piper Plastics, one of the nation's largest manufacturers of plastic crates for the dairy and beverage industries. Dr. Looney received a B.A. degree from Cornell University, a B.M.S. degree from Dartmouth Medical School, his M.D. degree from Southwestern Medical School, and an M.B.A. degree from Southern Methodist University.

      Daniel A. Page has served as a member of our Board of Directors since August 1997. Mr. Page served as our Chief Operating Officer from August 1997 until April 1999. From June 1993 until August 1997, Mr. Page was the principal operating and executive officer of Southeast Mat Company, a privately held manufacturer of automobile floor mats. Prior to that, Mr. Page was the president of Tennessee Properties Company, a privately held real estate development company, from 1980 until 1993.

      Suhail R. Rizvi has served as a member of our Board of Directors since April 2003. Mr. Rizvi has served as Chairman of the Board of Directors for the Avatar Group, formerly known as Electronic Manufacturing Services, Inc. a Puerto Rico-based manufacturing company, since December 1995. Mr. Rizvi also serves as a member of the Board of Directors for Varsity Television, a TV network dedicated to teens; Northgate Innovations, Inc. (NGTE.OB), a publicly traded manufacturer and distributor of personal computers; Doublespace Holdings, a brand strategy and web development firm based in New York; and International Sourcing Group, a distributor of electronic components. Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania.

      Vincent Sanfilippo has served as a member of our Board of Directors since July 2003. Mr. Sanfilippo is the Chief Investment Officer and Principal of Urdang & Associates Real Estate Advisors, Inc., a real estate investment management firm with a portfolio of real estate investments valued at approximately $2 billion. Mr. Sanfilippo has been responsible for originating or overseeing the acquisition of approximately $3 billion of real estate assets during his 15 years with Urdang & Associates. Mr. Sanfilippo received his B.S. degree in Economics from the University of Pennsylvania's Wharton Business School.

      Kent Savage has served as a member of our Board of Directors since July 2003. Mr. Savage currently serves as Chief Executive Officer for Northgate Innovations, Inc. (NGTE:OB). Prior to joining Northgate in January 2004, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint, Technologies (NASDAQ: TPTI) from September 2002 until February 2003. Prior to joining TippingPoint, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc., from February 1999 until August 2001. Prior to joining Netpliance, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business from April 1998 until February 1999. Prior to joining Cisco, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc., from July 1996 until April 1998. Mr. Savage received his B.S. in Business from Oklahoma State University, attended University of Virginia's Executive Leadership Program, and earned his MBA from Southern Methodist University.

Other Significant Employees

      Joe Dahan has served as the President and head designer for our Joe's Jeans, Inc. subsidiary, or Joe's, since its formation in February 2001. Mr. Dahan is responsible for the design, development and marketing of Joe's products. Prior to Joe's, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca from 1996 until 2001. Azteca, which is owned by two of our significant common stockholders, is one of the world's largest manufacturers of denim related products. Prior to his employment with Azteca, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator from 1989 until 1996.

      Pierre Levy has served as our General Manager of Apparel Operations since February 2003. Prior to that, Mr. Levy was our Head of Product Sourcing from July 2003 until February 2003. Mr. Levy initially joined our company in connection with our acquisition of the Blue Concept division from Azteca, as discussed in Item 13 `Certain Relationships and Related Transactions" in this Amendment No. 1. While at Azteca, Mr. Levy served as the Chief Operating Officer with the primary responsibility of managing thousands of employees in the United States and Mexico and ensuring the manufacturing of millions of garments per month for brands such as Tommy Hilfiger, Calvin Klein, J. Crew, American Eagle Outfitters and Bongo. Prior to joining Azteca, Mr. Levy was the owner and President of Olive, a Los Angeles based manufacturing company focusing on the design, marketing and distribution of apparel products worldwide.

Code of Business Conduct and Ethics

      Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Operating Officer at our corporate headquarters at the following address: 5804 East Slauson Avenue, Commerce, California 90040 or by calling
(323) 725-5526. You may also find a copy of our Code of Business Conduct and Ethics as Exhibit 14 to our Initial Report filed with the SEC.

      To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such Code on a Form 8-K filed with the SEC within five business days following such amendment or waiver or on our website at www.innovogroup.com within five business days following such amendment or waiver. The information contained or connected to our website is not incorporated by reference into this Amendment No.1 and should not be considered a part of this or any other report that we file or furnish to the SEC.

Committees of our Board of Directors

      Our Board of Directors has an Audit Committee, Compensation and Stock Option Committee and Nominating and Governance Committee.

      Audit Committee. The Audit Committee is currently comprised of Messrs. Rizvi, Looney and Page. Mr. Rizvi serves as Chairman of the Audit Committee.

      The Audit Committee has been established to: (a) assist our Board of Directors in its oversight responsibilities regarding (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements,
(3) the independent accountant's qualifications and independence and (4) the performance of the our internal audit function; (b) prepare the report required by the SEC for inclusion in the our annual proxy statement; (c) retain and terminate our independent accountant; (d) approve audit and non-audit services to be performed by the independent accountant; and (e) perform such other functions as our Board of Directors may from time to time assign to the Audit Committee. The Audit Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on May 22, 2003. Currently, all Audit Committee members are "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Rizvi has also been designated to be an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC. A copy of the Audit Committee charter can be found on our website at www.innovogroup.com under our Investor Relations heading.

      Compensation and Stock Option Committee. The Compensation and Stock Option Committee is currently comprised of Messrs. Rizvi and Looney. Mr. Rizvi serves as Chairman of the Compensation and Stock Option Committee.

      The principal responsibilities of the Compensation and Stock Option Committee are to (a) assist our Board of Directors in ensuring that a proper system of long-term and short-term compensation is in place to provide performance-oriented incentives to management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the company; (b) discharge our Board of Director's responsibilities relating to compensation of our executive officers; (c) evaluate our Chief Executive Officer and set his remuneration package; (d) prepare an annual report on executive compensation for inclusion in our annual proxy statement; (e) make recommendations to our Board of Directors with respect to incentive-compensation plans and equity-based plans; and (f) perform such other functions as our Board of Directors may from time to time assign. The Compensation and Stock Option Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on May 22, 2003. Currently, all Compensation and Stock Option Committee members are "independent" under NASDAQ listing standards. A copy of the Compensation and Stock Option Committee charter can be found on our website at www.innovogroup.com under our Investor Relations heading.

      Nominating and Governance Committee. The Nominating and Governance Committee is currently comprised of Messrs. Looney, Page and Rizvi. Dr. Looney serves as Chairman of the Nominating and Governance Committee.

      The principal responsibilities of the Nominating and Governance Committee are to (a) assist our Board of Directors in determining the desired experience, mix of skills and other qualities to assure appropriate Board composition, taking into account the current Board members and the specific needs of the company and the Board of Directors; (b) identifying highly qualified individuals meeting those criteria to serve on our Board of Directors; (c) proposing to our Board of Directors a slate of nominees for election by our common stockholders at the annual meeting of stockholders and prospective director candidates in the event of the resignation, death, removal or retirement of directors or a change in our Board of Directors composition requirements; (d) developing plans regarding the size and composition of our Board of Directors and its committees;
(e) reviewing management succession plans; (f) reviewing the Corporate Governance Guidelines of our Board of Directors at least annually and monitoring and making recommendations with respect to the corporate governance principles applicable to the company; and (g) such other functions as the Board of Directors may from time to time assign to the Nominating and Governance Committee.

      The Nominating and Governance Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on May 22, 2003. Currently, all Nominating and Governance Committee members are "independent" under NASDAQ listing standards. There is no specific procedure outlined in the charter for the Nominating and Governance Committee to consider nominees to our Board of Directors that are recommended by our common stockholders, but such nominees will be considered in accordance with the principal responsibilities of the Nominating and Governance Committee, our bylaws and all applicable rules and regulations relating to such nominations by our common stockholders. The Nominating and Governance Committee has the responsibility for developing criteria for the selection of new directors and nominees for vacancies. The members of the Nominating and Governance Committee have the discretion to choose candidates that have the desired experience, mix of skills and other qualities to assure appropriate composition while taking into account the current members and the specific needs of Innovo Group and our Board of Directors. To date, no more specific criteria has been developed than that set forth in the charter. Furthermore, we have not had a stockholder propose a nominee to our Board of Directors nor have we paid any third party a fee to assist us in the process of identifying or evaluating candidates for our Board of Directors. A copy of the Nominating and Governance Committee charter can be found on our website at www.innovogroup.com under our Investor Relations heading.

Section 16 Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC on a timely basis. Directors, officers and greater than ten percent beneficial owners are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations that no Form 5s were required, we believe that during the year ended December 31, 2003, all
Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis except as follows: the Form 3s to be filed upon election to our Board of Directors for Vincent Sanfilippo, Kent Savage and Suhail R. Rizvi were inadvertently not timely filed upon their election to our Board of Directors, a Form 3 for Shane Whalen filed upon his appointment as an officer subject to
Section 16 and a Form 4 relating to one grant of stock options were inadvertently not timely filed, two Form 4s for Seymour Braun relating to thirteen individual sale transactions were inadvertently not timely filed, one Form 4 for Samuel J. Furrow relating to four individual grants of stock options was inadvertently not timely filed, one Form 4 for Marc B. Crossman relating to two individual grants of stock options was inadvertently not timely filed, one Form 4 for John G. Looney relating to four individual grants of stock options was inadvertently not timely filed, one Form 4 for Daniel A. Page relating to four individual grants of stock options and one sale transaction was inadvertently not timely filed, one Form 4 for Suhail R. Rizvi relating to one grant of stock options was inadvertently not timely filed, and one Form 4 for Hubert Guez relating to three individual sale transactions was inadvertently not timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth certain information with respect to compensation for the years ended November 29, 2003, November 30, 2002 and December 1, 2001, respectively, paid to our chief executive officer and our other most highly compensated executive officers as of November 29, 2003. In this Amendment No. 1, we refer to these individuals as our Named Executive Officers.

                           Summary Compensation Table

                                                                                         Long Term
                                                                                        Compensation
                                                   Annual Compensation                     Awards
                                                                                         Securities           All Other
Name and                                                           Other Annual      Underlying Options     Compensation
Principal Position               Year        Salary     Bonus      Compensation               (#)                  ($)
                                                                        ($)
Samuel J. Furrow, Jr.            2003      $ 275,000     --             --                     100,000           --
  Chief Executive Officer        2002        160,000     --             --                          --           --
                                 2001        143,000     --             --                     150,000           --

Patricia Anderson                2003      $ 275,000     --             --                     100,000           --
  President                      2002        206,000     --             --                          --           --
                                 2001        200,000     --             --                     300,000           --

Marc B. Crossman                 2003      $ 275,000     --       $  12,000(2)               1,000,000           --
  Chief Financial Officer        2002             --     --             --                      10,000(3)        --
                                 2001             --     --             --                          --           --

Shane Whalen                     2003      $ 125,000     --       $  1,000(2)                   50,000           --
  Chief Operating Officer        2002          9,170(4)  --             --                          --           --
                                 2001             --     --             --                          --           --

(1) No executive officer received restricted stock awards or option grants during the fiscal year ending November 30, 2002.

(2) This amount represents payments made in connection with relocation expenses.

(3) These options were issued in connection with Mr. Crossman's service as a member of our Board of Directors.

(4) Mr. Whalen commenced employment with us in October 2002 as our Vice President of Corporate Development.

Employment Contracts, Termination of Employment and Change in Control

      We have not entered into any employment or severance agreements with any of our Named Executive Officers. However, in connection with Mr. Crossman's option agreement, in the event of a change in control of the company, all of Mr. Crossman's options, to the extent not otherwise exercisable, will immediately become exercisable.

Stock Option Grants

      The following table sets forth the stock options we granted during the fiscal year ended November 29, 2003 to each of our Named Executive Officers. We have never granted any stock appreciation rights.

      Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year term of the options, as mandated by rules of the SEC, and are not indicative of expected share price performance. Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

            Option Grants in the Fiscal Year Ended November 29, 2003

                                                                                                  Potential Realizable Value at
                                                                                                     Assumed Annual Rates of
                                                                                                  Stock Price Appreciation for
                                       Individual Grants                                                    Option Term
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (1)              (2)
                                   Number of
                                  Securities         % of Total
                                  Underlying      Options Granted   Exercise or
                               Options Granted    to Employees in    Base Price    Expiration
Name                                  (#)           Fiscal Year        ($/Sh)         Date             5%($)           10%($)
----                           ---------------    ---------------   ------------   ----------      -----------      ------------
Samuel J. Furrow, Jr.               100,000              8%             $2.40        12/02/07      $    66,000      $   147,000
Patricia Anderson                   100,000              8%             $2.40        12/02/07      $    66,000      $   147,000
Marc B. Crossman                  1,000,000             77%             $2.86         3/25/13      $ 1,800,000      $ 4,560,000
Shane Whalen                         50,000              4%             $2.60         5/22/13      $    82,000      $   207,000

Fiscal Year End Option Values

      The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 29, 2003. In addition, the table sets forth the number of shares covered by unexercised stock options held by the Named Executive Officers as November 29, 2003, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock and the market price of the shares subject to such option as of November 29, 2003.

     Aggregated Option Exercises in Fiscal Year Ended November 29, 2003 and
                         Fiscal Year End Option Values

                                                                 Number of Securities      Value of Unexercised
                                                                Underlying Unexercised     In-the-Money Options
                                                                 Options at FY-End (#)        at FY-End ($)(1)
                                                                ----------------------     ----------------------
                           Shares Acquired    Value Realized         Exercisable/              Exercisable/
  Name                     on Exercise (#)         ($)              Unexercisable             Unexercisable
  ---------------------    ---------------    --------------    ----------------------     ----------------------
  Samuel J. Furrow, Jr.           0                $ 0                 350,000(2)/0              $ 597,500/$ 0
  Patricia Anderson               0                $ 0                    400,000/0            $ 1,025,000/$ 0
  Marc B. Crossman                0                $ 0           468,974(2)/666,667        $ 539,461/$ 826,667
  Shane Whalen                    0                $ 0                25,000/25,000          $ 37,500/$ 37,500

------------
(1) Based on a closing price per share of $4.10 for the Common Stock on Friday, November 28, 2003, as reported by the NASDAQ SmallCap Market.

(2) Includes 100,000 shares that expired unexercised on February 24, 2004 at an exercise price of $4.75.

Option Repricing

      The following table sets forth information concerning the repricing of options held by Marc Crossman, our Chief Financial Officer, with respect to options that were originally granted in connection with commencement of his employment as our Chief Financial Officer. However, on the original date of the grant of the options to Mr. Crossman, there were not enough shares authorized under the 2000 Employee Stock Incentive Plan to grant Mr. Crossman the options. As a result, Mr. Crossman's options were cancelled and reissued upon stockholder approval of an increase in shares authorized and available for grant under the 2000 Employee Stock Incentive Plan. The term of the reissued option was 10 years rather than the 20 year term of the original option.

                           Ten Year Option Repricings

                                                                                                              Length of
                                                                                                              Original
                                       Number of                                                              Option Term
                                       Securities         Market Price of                                     Remaining at
                                       Underlying         Stock at Time of    Exercise Price at   New         Date of
                                       Options Repriced   Repricing or        Time of Repricing   Exercise    Repricing or
Name and Position          Date        or Amended (#)     Amendment ($)       or Amendment ($)    Price ($)   Amendment
-----------------          ----        ----------------   ----------------    -----------------   ---------   ------------
Marc B. Crossman
  Chief Financial
  Officer and Director     5/22/03     1,000,000          $2.60               $2.86               $2.86       19.8 years

401(k) Plan

      On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan . All employees who have worked for us for 30 consecutive days may participate in the 401(k) Profit Sharing Plan and may contribute up to 100% of their salary to the plan. Our elective matching contributions may be made on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the plan charged to operations were $20,000 for the year ended November 29, 2003.

Compensation Committee Interlocks and Insider Participation

      During 2003, the Compensation and Stock Option Committee of our Board of Directors was comprised of Dr. Looney and Mr. Rizvi. The Compensation and Stock Option Committee is responsible for determining the salaries and incentive compensation of our executive officers and for providing recommendations for the salaries and incentive compensation of all other employees and consultants. The Compensation and Stock Option Committee also administers our benefit plans, including the 2000 Employee Stock Incentive Plan. Mr. Rizvi serves as Chairman of the Compensation and Stock Option Committee. Neither Mr. Rizvi nor Dr. Looney has served as an executive officer or employee of Innovo Group. However, beginning in December 2003, Messrs. Furrow and Crossman, two of our executive officers and members of our Board of Directors, became members of the Board of Directors for Northgate Innovations, Inc. (NGTE.OB), of which Mr. Savage currently serves as Chief Executive Officer. Furthermore, one additional member of our Board of Directors, Mr. Rizvi, also serves as a member of the Board of Directors for Northgate Innovations, Inc. (NGTE.OB). Neither Mr. Furrow nor Mr. Crossman is a member of the Compensation Committee of the Board of Directors for Northgate Innovations, Inc. (NGTE.OB).

Compensation of Directors

      For fiscal 2003 and pursuant to our 2000 Director Stock Incentive Plan, each non-employee director receives annual compensation at the first annual meeting of stockholders following his or her appointment and annually thereafter a grant in the form of options to buy common stock with an aggregate fair market value of $10,000. These options are exercisable beginning one year from the date of grant and expire ten years from the date of grant. The exercise price is set at 50% of the fair market value of the common stock on the date of grant. The discount was originally proposed to be in lieu of director fees. A member of our Board of Directors who is also our employee receives no additional compensation for his or her service as member of our Board of Directors. Members of our Board of Directors who also serve on one or more committees of our Board of Directors do not receive any additional compensation for such service. In addition to this stock option compensation, at the annual meeting of stockholders held on May 22, 2003, our Board of Directors voted to compensate all non-employee directors in the form of a cash payment at an annual rate of $12,500 for service as a member of our Board of Directors. After our annual meeting of stockholders for 2004, which we expect to hold in June of 2004, our Board of Directors will meet to discuss compensation arrangements for members of the Board of Directors for service in fiscal 2004.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

      As our business grows, our Compensation and Stock Option Committee expects to work closely with management to design an executive compensation program to assist us in attracting and retaining needed outstanding executives and senior management personnel. The design and implementation of such program will evolve as needed, but will be based primarily on two elements: (i) providing compensation opportunities that are competitive with competing companies of similar size; and (ii) linking executives' compensation with our or a division's financial performance by rewarding the achievement of our short-term and long-term objectives.

      The three principal components of the executive compensation program are annual base salary, short-term incentive compensation in the form of performance bonuses payable in cash each year, and long-term incentive compensation in the form of stock options and other equity awards. In fiscal 2003, we needed to attract additional executive management through our compensation arrangement, including our Chief Financial Officer and our Chief Operating Officer. Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors.

      Mr. Jay Furrow became Chief Executive Officer in July 2002, succeeding Ms. Patricia Anderson, who currently serves as our President. Prior to December 2002, the annual base salary for Mr. Furrow and Ms. Anderson was $150,000 and $200,000, respectively. In December of 2002, the annual compensation for both Mr. Furrow and Ms. Anderson was increased to $275,000 in base salary and each person received a stock option to purchase up to 100,000 shares of common stock with an exercise price of $2.40 per share expiring in December 2007.

      During fiscal 2003, the Compensation and Stock Option Committee met a total of four times. At the November 27, 2002 meeting, the compensation arrangement discussed above for Mr. Furrow and Ms. Anderson was approved. Upon the appointment of Marc Crossman as Chief Financial Officer, Mr. Crossman was hired at the same base salary as Mr. Furrow and Ms. Anderson and was granted an option to purchase up to 1,000,000 shares of our common stock, as discussed elsewhere in this Amendment No. 1. The original compensation arrangement, as well as Mr. Crossman's compensation arrangement, was recommend by the Compensation and Stock Option Committee and approved by the full Board of Directors and was based on individual performance and analysis of compensation for the positions at comparative companies.

      Neither Ms. Anderson, Mr. Furrow nor Mr. Crossman has an employment agreement with us, but Mr. Crossman does have a change in control provision in his stock option grant which provides for immediate vesting of all options to the extent not otherwise exercisable will immediately become exercisable in the event of a change in control of the company, as discussed elsewhere in this Amendment No. 1.

      The SEC requires that this report of the Compensation and Stock Option Committee comment on our policy with respect to Section 162(m) of the Code which limits the deductibility of our tax return of nonperformance-based compensation in excess of $1 million dollars paid to any of our Named Executive Officers. The Compensation and Stock Option Committee is monitoring the effects of our compensation program with respect to Section 162(m) of the Code. To date, we have not suffered a loss of compensation as a result of the $1 million dollar limitation. The Compensation and Stock Option Committee reserves the right to design programs that recognize a full range of performance criteria critical to our success, even where the compensation paid under such programs may not be deductible.

      REPORT ON CEO COMPENSATION

      Mr. Furrow's 2003 annual base salary and grant of stock options were based on the overall principles of executive compensation described above. The Compensation and Stock Option Committee reviewed Mr. Furrow's compensation and overall assessment of his performance during its November 2002 meeting. As discussed above, we made adjustments to Mr. Furrow's base salary to be effective in December 2002 at the beginning of our first fiscal 2003 quarter and granted him additional stock options in order to realign his compensation with market and organizational considerations. Upon the hiring of Mr. Crossman in March 2003, the Compensation and Stock Option Committee again reviewed Mr. Furrow's 2003 annual base salary and grant of stock options and concluded that his annual base salary and grant of stock options were consistent with the overall performance of the company and industry standards for executives with similar responsibilities in similar companies.

The Compensation and Stock Option Committee:

      Suhail R. Rizvi, Chairman of the Compensation and Stock Option Committee John G. Looney, MD

Stock Performance Graph

      The following graph compares the cumulative total stockholder return for our company, the NASDAQ Stock Market (U.S. companies) Index, or the NASDAQ Market Index, and the Standard and Poor's 600 SmallCap Index, or S&P 600 SmallCap. Measurement points are the last trading day of each of our fiscal years ended November 30, 1997, November 30, 1998, November 30, 1999, November 30, 2000, December 1, 2001, November 30, 2002, and November 29, 2003. The graph assumes that $100 was invested on November 30, 1997 in our common stock, the NASDAQ Market Index and the S&P 600 SmallCap and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessary indicative of future stock price performance.

                               INNOVO GROUP, INC.
                      COMPARISON OF CUMULATIVE TOTAL RETURN
                           TO NASDAQ MARKET INDEX AND
                             S&P 600 SMALLCAP INDEX
                               (PERFORMANCE GRAPH)

                                [GRAPHIC OMITTED]

                               1997       1998       1999        2000       2001       2002       2003
Innovo Group Inc.             $ 100    $ 21.91    $  24.29    $ 12.39    $ 29.86    $ 39.60    $  62.45
NASDAQ Stock Market (US)      $ 100    $122.59    $ 210.61    $163.33    $121.68    $ 93.92    $ 124.50
S&P 600 SmallCap Market       $ 100    $ 93.88    $ 102.91    $110.09    $122.45    $114.60    $ 149.64

      Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Amendment No. 1 or our future filings under those statutes, the Compensation and Stock Option Committee Report and the Stock Performance Graph are not deemed filed with the SEC and will not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

      The following table provides information as of March 29, 2004 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominee for election as a director, (3) each of our Named Executive Officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

      Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 29,074,593 shares outstanding as of March 25, 2004. The address for the officers and directors is our corporate office located at 5804 East Slauson Avenue, Commerce, California, 90040.

                                            Number of Shares     Percentage of
Beneficial Owner                          Beneficially Owned      Common Stock
----------------                          ------------------     -------------
Samuel J. (Jay) Furrow, Jr.                        1,369,104(1)          4.71%
Chief Executive Officer and Director

Patricia Anderson                                    683,146(2)          2.35%
President and Director

Marc B. Crossman                                     650,348(3)          2.24%
Chief Financial Officer and Director

Shane Whalen                                          50,000(4)             *%
Chief Operating Officer

Samuel J. (Sam) Furrow                             3,134,805(5)         10.78%
Chairman of Board of Directors

John G. Looney, MD                                   196,207(6)             *%
Director

Daniel A. Page                                       368,340(7)          1.27%
Director

Suhail R. Rizvi                                        7,692(8)             *%
Director

                                            Number of Shares     Percentage of
Beneficial Owner                          Beneficially Owned      Common Stock
----------------                          ------------------     -------------
Vincent Sanfilippo                                         0                0%
Director

Kent Savage                                                0                0%
Director

Azteca Production International, Inc.              3,825,000(9)         13.16%
Over 5% Stockholder
5804 East Slauson Avenue
Commerce, California 90040

Commerce Investment Group LLC                      2,069,690(10)         7.12%
Over 5% Stockholder
5804 East Slauson Avenue
Commerce, California 90040

Hubert Guez                                        5,218,590(11)        17.95%
Over 5% Stockholder
5804 East Slauson Avenue
Commerce, California 90040

Paul Guez                                          5,560,714(12)        19.13%
Over 5% Stockholder
5804 East Slauson Avenue
Commerce, California 90040

Seymour Braun, Innavation LLC,                     2,547,820(13)         8.76%
Yardworth Mortgage Corp., and
Praha Trust
Over 5% Stockholder
Braun & Goldberg
110 East 59th Street, Suite 3201
New York, New York 10022

All directors and executive                        6,459,642            22.12%
officers,as a  group (10 persons)      (1)(2)(3)(4)(5)(6)(7)(8)

______________

*     Represents beneficial ownership of less than 1%.

      (1) Includes (i) 1,119,104 shares held for the personal account of Mr. Jay Furrow; and (ii) 250,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow's personal account.

      (2) Includes (i) 283,146 shares held for Ms. Anderson's personal account; and (ii) 400,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Ms. Anderson's personal account.

      (3) Includes (i) 23,500 shares held for Mr. Crossman's personal account; and (ii) 626,848 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman's personal account.

      (4) Includes 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Whalen's personal account.

      (5) Includes (i) 3,083,598 shares held for the personal account of Mr. Sam Furrow; and (ii) 51,207 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow's personal account.

      (6) Includes (i) 145,000 shares held for Dr. Looney's personal account; and (ii) 51,207 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Dr. Looney's personal account.

      (7) Includes (i) 317,133 shares held for Mr. Page's personal account; and (ii) 51,207 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Page's personal account.

      (8) Includes 7,692 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi's personal account.

      (9) Includes (i) 3,125,000 shares held for the account of Azteca Production International, Inc., or Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez and Mr. Paul Guez exercise shared voting and investment control; and (ii) 700,000 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 9, 2004.

      (10) Includes (i) 1,769,690 shares held for the account of Commerce Investment Group, LLC, a California limited liability company, or CIG, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control; and (ii) 300,000 shares issuable upon exercise of currently exercisable warrants held for CIG's account, as to which such shares Mr. Hubert Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 9, 2004.

      (11) Includes (i) 23,900 shares held for the personal account of Hubert Guez; (ii) 1,769,690 shares held for the account of CIG, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control;
            (iii) 300,000 shares issuable upon exercise of currently exercisable warrants held for the account of CIG, as to which such shares Mr. Hubert Guez exercises sole voting and investment control; and (iv) 3,125,000 shares offered hereby and held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises shared voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 9, 2004.

      (12) Includes (i) 3,125,000 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises shared voting and investment control; (ii) 700,000 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez and as to which such shares Mr. Paul Guez exercises sole voting and investment control; (iii) 285,714 shares held for the account of S.H.D. Investments, LLC, a California limited liability company for which Mr. Paul Guez serves as President and as to which such shares Mr. Paul Guez exercises sole voting and investment control; and (iv) 1,450,000 shares held for the account of Integrated Apparel Resources, LLC, a California limited liability company jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 9, 2004.

      (13) Innavation, LLC, a Delaware limited liability company, is owned 85% by Yardworth Mortgage Corp., or Yardworth, a corporation organized under the laws of Aruba. The beneficial owner of Yardworth is Praha Trust, a trust organized under the laws of Canada. As sole trustee of Praha Trust, Mr. Seymour Braun has the right to vote all shares owned by Innavation, LLC. This information is based upon a Form 4 filed with the SEC on February 9, 2004.

      See Item 5 of this Amendment No. 1 for a discussion of our securities authorized for issuance under our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with officers, directors or principal common stockholders of our company be on terms no less favorable to us than reasonably could have been obtained in arms' length transactions with independent third parties and all transactions between us and related parties must be approved by our Audit Committee.

Anderson Stock Purchase Agreement

      Pursuant to a Stock Purchase Right Award granted in February 1997, our President, Pat Anderson, purchased 250,000 shares of common stock, or the Award Shares, with payment made by the execution of a non-recourse note, or the Anderson Note, for the exercise price of $2.81 per share, or $703,125 in the aggregate. The Anderson Note was due, without interest, on April 30, 2002, and was collateralized by the 1997 Award Shares. The Anderson Note may be paid or prepaid (without penalty) by (i) cash, or (ii) the delivery of our common stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Anderson Note on the basis of the closing bid price for the common stock on the date of delivery.

      On July 18, 2002, our Board of Directors voted in favor of extending the term of the Anderson Note until April 30, 2005. The remaining provisions of the Anderson Note remained the same. As of November 29, 2003, $703,125 remains outstanding under the Anderson Note.

Crossman Loan

      On February 7, 2003 and on February 13, 2003, we entered into two promissory note loan agreements with Marc Crossman, then a member of our Board of Directors and now also our Chief Financial Officer, whereby Mr. Crossman loaned to us an aggregate of $500,000. The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003. In the event of default, each loan is collateralized by 125,000 shares of our common stock as well as a general unsecured claim on our assets, subordinate to existing lenders. Each loan matures six months and one day from the date of its respective funding, at which point the principal amount loaned and any unpaid accrued interest is due and payable in full without demand. The loan carries an 8% annualized interest rate with interest payable in equal monthly installments. The loan may be repaid by us at any time during the term of the loan without penalty. Further, prior to the maturity of the loan and the original due dates, we elected, at our sole option, to extend the term of the loan for an additional period of six months and one day. A majority of our disinterested directors approved the loan from Mr. Crossman. Subsequent to the year ended November 29, 2003 and prior to the maturity of the loans in February 2004, the parties agreed to extend the term of the loan for an additional period of ninety days. Further, pursuant to the extension of the loan, the loan was amended to provide Mr. Crossman with the sole and exclusive option to continue to extend the term of the loan for three additional ninety day periods by giving notice of such extension on or before the due date of the loan.

Purchases of Goods and Services

      As required under the terms of the investment by Commerce Group LLC, or Commerce, and its affiliates, our Innovo, Inc., or Innovo, Joe's Jeans Inc., or Joe's, and Innovo Azteca Apparel, Inc., or IAA, subsidiaries each purchased its craft goods and distribution and operational services from Commerce and its affiliates in fiscal 2003, fiscal 2002 and fiscal 2001. The services purchased included but were not limited to accounts receivable collections, certain general accounting functions, inventory management and distribution logistics. The following schedule represents Innovo's, Joe's and IAA's purchases from Commerce and its affiliates during fiscal 2003, fiscal 2002 and fiscal 2001 (in thousands):


                                     Innovo
                         ---------------------------
                                   Year Ended
                                 (in thousands)
                         ---------------------------

                           2003     2002      2001
                         -------- --------  --------
Goods                    $ 2,898  $ 3,317    $ 2,320
Distribution Services        615      644        362
Operational Services         228      203        112
                         =======  =======    =======
Total                    $ 3,741  $ 4,164    $ 2,794
                         -------  --------   -------

                                      Joe's                              IAA
                         -----------------------------      --------------------------
                                    Year Ended                        Year Ended
                                  (in thousands)                    (in thousands)
                         -----------------------------      --------------------------
                           2003      2002        2001         2003      2002     2001
                         -------    -------    -------      --------  -------  -------
Goods                    $ 2,195    $ 6,102    $ 1,102      $ 41,798  $ 6,171  $ 1,794
Distribution Services        127        107         20            --       --       --
                         =======    =======    =======      ========  =======  =======
Total                    $ 2,322    $ 6,209    $ 1,122      $ 41,798  $ 6,171  $ 1,794
                         -------    -------    -------      --------  -------  -------

      Additionally, we are charged an allocation expense from Commerce and its affiliates for expenses associated with us occupying space in Commerce's Commerce, California facility and the use of general business machines and communication services. These expenses totaled approximately $343,000 for fiscal 2003 and $25,000 for fiscal 2002 and fiscal 2001. We also utilize office space and office equipment under a cost sharing arrangement with Commerce and its affiliates.

      We believe that all the transactions conducted between us and Commerce and its affiliates were completed on terms that were competitive and at market rates. Included in due to related parties on our balance sheet is $390,000 and $4,159,000 at November 29, 2003 and November 30, 2002, respectively, relating to amounts due to Commerce and affiliated entities for goods and services described above.

Azteca Production International, Inc.

      In the third quarter of fiscal 2001, we acquired Azteca Production International, Inc.'s Knit Division and formed our IAA subsidiary. Pursuant to equity transactions completed in fiscal 2000, the principals of Azteca Production International, Inc., or Azteca, became our affiliates. We purchased the Knit Division's customer list, the right to manufacture and market all of the Knit Division's current products and entered into certain non-compete and nonsolicitation agreements and other intangible assets associated with the Knit Division. As consideration, we issued to Azteca, 700,000 shares of our common stock valued at $1.27 per share based upon the closing price of the common stock on August 24, 2001, and promissory notes in the amount of $3.6 million.

Blue Concept Division Acquisition

      On July 17, 2003, IAA entered into an asset purchase agreement, or APA, with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the division known as the Blue Concept division, or the Blue Concept Division, of Azteca. The Blue Concept Division primarily sells denim jeans to American Eagle Outfitters, Inc, or AEO, a national retailer. Hubert Guez and Paul Guez, two of our substantial common stockholders and parties to the APA, together have a controlling interest in Azteca. Based upon the Schedule 13D/A filed with the SEC on March 9, 2004, Hubert Guez, Paul Guez and their affiliates beneficially owned in the aggregate approximately 26.47% of our common stock on a fully diluted basis.

      Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note. The Blue Concept Note bears interest at a rate of 6% per annum and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. On March 5, 2004, upon shareholder approval and pursuant to the terms of the APA, we converted a portion of the Blue Concept
Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price. As a result, on March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million. The reduction in price was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods. Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 6, 2005, however, the Blue Concept Note will not be reduced any further. Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division's or Azteca's existing liabilities.

      In the event that sales of the Blue Concept Division fall below $70 million during the first 17-month period, or Period I, following the closing of the acquisition, or $65 million during the 12-month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock. In the event the Blue Concept Note is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note will be increased by half of the amount greater than $65 million, but in no event will the Blue Concept Note be increased by an amount greater than the decrease in Period I.

      In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance of such Blue Concept Note, then an amount of the locked-up shares equal to the balance of the required reduction will be returned to us. For these purposes, the locked-up shares will be valued at $4.00 per share. Additionally, if during the 12-month period following the closing, AEO is no longer a customer of IAA, the locked-up shares will be returned to us, and any amount remaining on the balance of the Blue Concept Note will be forgiven.

      In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period I or Period II, IAA will have the right to sell the purchased assets back to Azteca, and Azteca will have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all locked -up shares will be returned to us.

      As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive Supply Agreement for products to be sold by the Blue Concept Division. In addition to customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for our purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a "per unit" basis. In addition, AZT is responsible for all quality defects in merchandise manufactured.

      IAA also utilizes AZT to distribute goods manufactured under the Supply Agreement and until such time that we can establish a Mexican subsidiary to invoice and collect payments from AEO, temporarily has AZT invoice and collect payments from AEO for goods manufactured in Mexico.

JD Design, LLC

      Pursuant to the license agreement entered into with JD Design, LLC under which we obtained the license rights to Joe's Jeans, Joe's is obligated to pay a 3% royalty on the net sales of all products bearing the Joe's Jeans or JD trademark or logo to JD Design, LLC. For fiscal 2003, fiscal 2002 and fiscal 2001, this amount totaled $339,000, $277,000 and $46,000, respectively. Included in due to related parties on our balance sheet are accrued royalties of $189,000 and $91,000 for fiscal 2003 and fiscal 2002, respectively.

Facility Lease Arrangements

      We currently lease our Knoxville, Tennessee office and storage space from a company owned by Sam Furrow, Chairman of our Board of Directors. The office space is approximately 5,000 square feet consisting of the first floor of a two-story building located in downtown Knoxville, Tennessee, with a monthly rental of $3,500 triple net. The storage space is used by us to store our documents and is currently rented on a month-to-month basis for $450 per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      For the fiscal years ended November 29, 2003 and November 30, 2002, Ernst & Young, LLP, or E&Y, our independent auditors, billed the approximate fees as further described below.

Audit Fees

      Fees for audit services totaled approximately $513,000 for the year ended November 29, 2003 and approximately $205,000 for the year ended November 30, 2002, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents related to registration statements for equity issuances.

Audit-Related Fees

      Fees for audit-related services totaled approximately $63,000 for the year ended November 29, 2003 and approximately $52,000 for the year ended November 30, 2002. Audit related services principally included consultation on transactions and acquisitions and assistance with internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees

      Fees for tax services, including tax compliance, tax advice, and tax planning, totaled approximately $103,000 for the year ended November 29, 2003 and approximately $63,000 for the year ended November 30, 2002.

All Other Fees

      There were no other fees for the year ended November 29, 2003 or for the year ended November 30, 2002.

      The Audit Committee of our Board of Directors has adopted a policy which requires the Audit Committee's pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. Our Audit Committee approves such services on an on going basis prior to the incurrence of any such audit and non-audit services. Our Audit Committee pre-approved all of the audit and non-audit services rendered by E&Y listed above.

      Our Audit Committee has determined that the services provided by E&Y were compatible with maintaining E&Y's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a)3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit                                                                         Document if
Number    Description                                                           Incorporated by Reference
------    -----------                                                           -------------------------
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

                                INNOVO GROUP INC.

                          By: /s/ Samuel J. Furrow, Jr.
                              -------------------------
                              Samuel J. Furrow, Jr.
                             Chief Executive Officer

                                 March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the following persons by Samuel J. Furrow, Jr., as Attorney-In-Fact, on behalf of the registrant in the capacities and on the dates indicated.



Signature                       Capacity                                  Date
---------                       --------                                  ----

                                Chief Executive Officer (Principal
/s/ Samuel J. Furrow, Jr.       Executive Officer) and Director           March 29, 2004
-------------------------
Samuel J. Furrow, Jr.

         *                      Chief Financial Officer (Principal
-------------------------       Financial Officer) and Director           March 29, 2004
Marc B. Crossman

         *
-------------------------       President and Director                    March 29, 2004
Patricia Anderson

         *
-------------------------       Chairman of the Board of Directors        March 29, 2004
Samuel J. Furrow

         *
-------------------------       Director                                  March 29, 2004
John Looney, M.D.

         *
-------------------------       Director                                  March 29, 2004
Daniel Page

         *
-------------------------       Director                                  March 29, 2004
Suhail R. Rizvi

         *
-------------------------       Director                                  March 29, 2004
Kent Savage

         *                      Director                                  March 29, 2004
-------------------------
Vincent Sanfilippo

* by   /s/ Samuel J. Furrow, Jr.
       -------------------------
       Attorney-In-Fact