Form 10-Q
period 2004-02-28
INNOVO GROUP INC
filed 2004-04-13
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-18926

                                INNOVO GROUP INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  11-2928178
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

     5804 East Slauson Ave., Commerce, California               90040
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

      As of April 11, 2004, there were 29,082,593 shares of the issuer's only class of common stock outstanding.

                                INNOVO GROUP INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                                                                          Page
                                                                                          ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets                                     1
                    February 28, 2004 (unaudited) and November 29, 2003

                  Consolidated Condensed Statements of Operations                           2
                    For the three months ended February 28, 2004 and March 1, 2003, respectively (unaudited)

                  Consolidated Condensed Statements of Cash Flows                           3
                    For the three months ended February 28, 2004 and
                    March 1, 2003, respectively (unaudited)

                  Notes to Consolidated Condensed Financial Statements (unaudited)          4

     Item 2.  Management's Discussion and Analysis of Financial                            12
               Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   34

     Item 4.  Controls and Procedures                                                      35

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            37

     Item 2.  Changes in Securities and Use of Proceeds                                    37

     Item 3.  Defaults Upon Senior Securities                                              37

     Item 4.  Submission of Matters to a Vote of Security Holders                          37

     Item 5.  Other Information                                                            38

     Item 6.  Exhibit and Reports on Form 8-K                                              39

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INNOVO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                As of       As of
                                                                               02/28/04    11/29/03
                                                                              -----------  ---------
                                                                              (unaudited)
                                     ASSETS
 CURRENT ASSETS
       Cash and cash equivalents                                               $  1,261    $  7,248
       Accounts receivable, and due from factor net of allowance for
          customer credits and allowances of $2,261 (2004) and $2,158 (2003)        832       1,683
       Inventories                                                                6,489       7,524
       Due from related parties                                                   2,227          --
       Prepaid expenses and other current assets                                  1,538       2,115
                                                                               --------    --------
 TOTAL CURRENT ASSETS                                                            12,347      18,570
                                                                               --------    --------

 PROPERTY, PLANT and EQUIPMENT, net                                               1,986       2,067
 GOODWILL                                                                        12,592      12,592
 INTANGIBLE ASSETS, NET                                                          12,716      13,058
 OTHER ASSETS                                                                        58          78
                                                                               --------    --------

 TOTAL ASSETS                                                                  $ 39,699    $ 46,365
                                                                               ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Accounts payable and  accrued expenses                                  $  5,260    $  6,128
       Due to factor                                                                 42         332
       Due to related parties                                                       110         579
       Note payable to officer                                                      500         500
       Current maturities of long-term debt (including related parties)              92         168
                                                                               --------    --------
 TOTAL CURRENT LIABILITIES                                                        6,004       7,707

 LONG-TERM DEBT, less current maturities (including related parties)             22,155      22,176

 Commitments and Contingencies

 8% Redeemable preferred stock, $0.10 par value: Authorized shares                   --          --
    5,000, 194 shares (2004) and (2003)

 STOCKHOLDERS' EQUITY
       Common stock, $0.10 par - shares, Authorized 40,000
             Issued and outstanding  25,794 (2004), and 25,785 (2003)             2,580       2,579
       Additional paid-in capital                                                59,044      59,077
       Accumulated deficit                                                      (46,793)    (41,824)
       Promissory note-officer                                                     (703)       (703)
       Treasury stock, 71 shares (2004) and (2003)                               (2,588)     (2,588)
       Accumulated other comprehensive loss                                          --         (59)
                                                                               --------    --------
 TOTAL STOCKHOLDERS' EQUITY                                                      11,540      16,482
                                                                               --------    --------

                   TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                  $ 39,699    $ 46,365
                                                                               ========    ========

See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                Three Months Ended
                                             --------------------------
                                              02/28/04       03/01/03
                                             -----------    -----------
                                             (unaudited)    (unaudited)
NET SALES                                    $    16,604    $    11,915
COST OF GOODS SOLD                                13,734          8,656
                                             -----------    -----------
       Gross profit                                2,870          3,259

OPERATING EXPENSES
       Selling, general and administrative         6,882          2,787
       Depreciation and amortization                 455             79
                                             -----------    -----------
                                                   7,337          2,866

INCOME (LOSS) FROM OPERATIONS                     (4,467)           393

INTEREST EXPENSE                                    (419)          (150)
OTHER INCOME                                          20            125
OTHER EXPENSE                                        (62)           (23)
                                             -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                 (4,928)           345

INCOME TAXES                                          41             63
                                             -----------    -----------

NET INCOME (LOSS)                            $    (4,969)   $       282
                                             ===========    ===========

NET INCOME (LOSS) PER SHARE:
       Basic                                 $     (0.19)   $      0.02
       Diluted                               $     (0.19)   $      0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                      25,717         14,841
       Diluted                                    25,717         17,241

See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Three Months Ended
                                                        --------------------------
                                                         02/28/04       03/01/03
                                                        -----------    -----------
                                                        (unaudited)    (unaudited)
CASH USED IN OPERATING ACTIVITIES                       $    (5,548)   $      (777)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment in real estate                          28            773
Redemption of preferred shares                                   --           (368)
Purchases of fixed assets                                       (32)           (39)
                                                        -----------    -----------
Cash (used in) provided by  investing activities        $        (4)   $       366

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                              $        --    $       (10)
Payments on notes payables and long term debt                   (97)          (183)
Repayments of factor borrowings                                (290)            --
Proceeds from note payable to officer                            --            500
Proceeds from issuance of stock and
     exercise of stock options, net of expense                  (48)            --
                                                        -----------    -----------
Cash provided by (used in) financing activities         $      (435)   $       307

Effect of exchange rate on cash                                  --             19

NET CHANGE IN CASH AND CASH EQUIVALENTS                 $    (5,987)   $       (85)

CASH AND CASH EQUIVALENTS, at beginning of period             7,248            222
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, at end of period             $     1,261    $       137
                                                        ===========    ===========

See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring and consolidating adjustments) considered necessary to present fairly the balance sheets, the results of operations and cash flows for the period reported. The accompanying unaudited condensed consolidated financial statements include the financial results of Innovo Group Inc. (Innovo Group) and all its wholly-owned subsidiaries (collectively, Innovo Group or we). All inter-company balances have been eliminated. As used in these accompanying notes to unaudited condensed consolidated financial statements, Innovo Group's subsidiaries include the following entities: Innovo, Inc., (Innovo), Joe's Jeans, Inc. (Joe's), Innovo Azteca Apparel, Inc. (IAA), Leaseall Management, Inc. (Leaseall) and Innovo Realty, Inc. (IRI).

      These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The balance sheet at November 29, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that the condensed consolidated financial statements and footnotes be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 29, 2003. Operating results for the three-month period ended February 28, 2004, or first quarter of fiscal 2004, are not necessarily indicative of the results that may be expected for the year ended November 27, 2004.

NOTE 2 -  INVENTORY

      Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                                    02/28/04       11/29/03
                                                  -----------    -----------

Finished goods                                    $     6,988    $    10,189
Work in progress                                          706            199
Raw materials                                           1,014          1,329
                                                  -----------    -----------
                                                  $     8,708    $    11,717
Less allowance for obsolescence and
slow moving items                                      (2,219)        (4,193)
                                                  -----------    -----------
                                                  $     6,489    $     7,524
                                                  ===========    ===========

NOTE 3 - LONG-TERM DEBT

      A summary of our long-term debt follows (in thousands):

                                                    02/28/04       11/29/03
                                                  -----------    -----------

First mortgage loan on Springfield property       $       447    $       476
Promissory note to Azteca (Blue Concepts)              21,800         21,800
Promissory note to Azteca (Knit Div. Note 1)               --             68
                                                  -----------    -----------
Total long-term debt                              $    22,247    $    22,344
Less current maturities                                    92            168
                                                  -----------    -----------
Total long-term debt                              $    22,155    $    22,176
                                                  ===========    ===========

      As used herein, Azteca means Azteca Production International, Inc., an entity which two of our substantial stockholders, Hubert Guez and Paul Guez, have a controlling interest.

NOTE 4-- DUE FROM FACTOR AND SHORT TERM DEBT

CIT Commercial Services

      On June 1, 2001, Innovo Group's subsidiaries, Innovo and Joe's, entered into accounts receivable factoring agreements with CIT Commercial Services, a unit of CIT Group, Inc. (CIT) which may be terminated with 60 days notice by CIT, or on the anniversary date, by Innovo or Joe's. Under the terms of the agreements, Innovo or Joe's has the option to factor receivables with CIT on a non-recourse basis, provided that CIT approves the receivable in advance. Innovo or Joe's may, at their option, also factor non-approved receivables on a recourse basis. Innovo or Joe's continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. Innovo or Joe's has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables. On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

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

      On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe's were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe's and Innovo. IAA did not previously have an inventory security agreement with CIT. Under the factoring arrangements, Innovo Group through its subsidiaries may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the bank's prime rate. Innovo Group has also established a letter of credit facility with CIT whereby Innovo Group can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided Innovo Group has availability on its inventory line of credit. In addition, Innovo Group also may elect to factor with CIT its receivables by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment. Innovo Group records its accounts receivables on the balance sheet net of receivables factored with CIT, since the factoring of receivables is non-recourse to Innovo Group. Further, in the event Innovo Group's loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo

Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on Innovo Group's balance sheet as "Due to Factor." At February 28, 2004, Innovo Group's loan balance with CIT was $42,000 and an aggregate amount of $1,863,000 of unused letters of credit were outstanding. Cross guarantees were executed by and among Innovo, Joe's, and IAA and Innovo Group entered into a guarantee for its subsidiaries' obligations in connection with the amendments to the existing credit facilities. In connection with the agreements with CIT, receivables and inventory are pledged to CIT.

NOTE 5 --EARNINGS PER SHARE

      A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands, except per share data):

                                                Three Months Ended
                                       (in thousands, except per share data)
                                       -------------------------------------
                                         02/28/04                  03/01/03
                                       ------------              -----------

Basic EPS Computation:
Numerator                               $  (4,969)                $     282
Denominator:
Weighted average common shares
outstanding                                25,717                    14,841
                                        ---------                 ---------

Total shares                               25,717                    14,841
                                        ---------                 ---------

Basic EPS                               $   (0.19)                $    0.02
                                        =========                 =========

Diluted EPS Calculation:
Numerator                               $  (4,969)                $     282
Denominator:
Weighted average common shares
outstanding                                25,717                    14,841
Incremental shares outstanding from
assumed exercise of options and
warrants                                       --                     2,400
                                        ---------                 ---------

Total shares                               25,717                    17,241
                                        ---------                 ---------

Diluted EPS                             $   (0.19)                $    0.02
                                        =========                 =========

3,379,994 options and warrants at February 28, 2004 were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

1,435,417 options and warrants were excluded from calculation of diluted EPS at March 1, 2003, as they had an exercise price in excess of the average market price of Innovo Group's common stock during the quarter.

NOTE 6 - OTHER INCOME AND EXPENSE

      Other Income and Expense consists of the following (in thousands):


                                                     Three Months Ended
                                                      (in thousands)
                                                    -------------------
                                                    02/28/04   03/01/03
                                                    --------   --------

Rental, real estate, and management fee income      $     14   $     94
Unrealized gain on foreign currency                       --         27
Other items                                                6          4
                                                    --------   --------
Total other income                                  $     20   $    125
                                                    ========   ========

Rental expense                                      $      7   $     23
Loss on foreign currency                                  55         --
                                                    --------   --------
Total other expense                                 $     62   $     23
                                                    ========   ========

      In connection with the termination of Joe's Jeans Japan's operations during the quarter ended February 28, 2004, the accumulated other comprehensive loss resulting from the translation of the subsidiary's financial statements from yen to dollars was reclassified to the statement of operations, resulting in a $55,000 loss during the period.

NOTE 7 - EQUITY ISSUANCES

      Subsequent to the end of the first quarter of fiscal 2004, on March 5, 2004, in connection with an asset purchase agreement with Azteca, Hubert Guez and Paul Guez for the acquisition of the division known as the Blue Concept Division from Azteca and pursuant to Nasdaq rules, Innovo Group conducted a special meeting of its stockholders to approve the conversion of approximately $12.5 million of the $21.8 million seven-year convertible promissory note issued in connection with the acquisition into a maximum of 4,166,667 shares of common stock. The conversion was approved by stockholders and as a result, Azteca has initially been issued 3,125,000 shares of Innovo Group's common stock at a conversion price of $4.00 per share with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept asset purchase agreement. As discussed in this Quarterly Report on Form 10-Q for the first quarter of fiscal 2004, Hubert Guez and Paul Guez are two of our substantial stockholders and parties to the asset purchase agreement who together have a controlling interest in Azteca. Based upon the Schedule 13D/A filed on March 9, 2004, Hubert Guez, Paul Guez and their affiliates beneficially owned in the aggregate approximately 26.47% of our common stock on a fully diluted basis.

NOTE 8 - INCOME TAXES

      Innovo Group income tax expense for the three months ended February 28, 2004 and March 1, 2003, respectively, represents estimated state and foreign income and franchise tax expense. For the 2004 period, Innovo Group recorded $41,000 of income tax. For the 2004 and 2003 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state and foreign taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 9 - STOCK COMPENSATION

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Innovo Group has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Innovo Group has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recorded in conjunction with options issued to employees. Had compensation costs been determined based upon the fair value of the options at the grant date and amortized over the option's vesting period, consistent with the method prescribed by SFAS No. 123, Innovo Group's net income (loss) would have been increased to the pro forma amounts indicated below for the three months ended February 28, 2004 and March 1, 2003 (in thousands, except per share data):

                                                                  Three Months Ended
                                                          (in thousands, except per share data)
                                                          -------------------------------------
                                                               02/28/04            03/01/03
                                                              -----------------------------
Net (loss) income as reported                                 $  (4,969)          $     282
Add:
         Stock based employee compensation
         expense included in reported net income,
         net of related tax effects                                  --                  25
Deduct:
         Total stock based employee compensation
         expense determined under fair market value
         based method fo1 all awards, net of related
         tax effects                                                 93                 184
                                                              -----------------------------
Pro forma net (loss) income                                   $  (5,062)          $     123
                                                              =============================

Net (loss) income per share
         As reported - basic                                  $   (0.19)          $    0.02
         As reported - diluted                                $   (0.19)          $    0.02

         Pro forma - basic                                    $   (0.20)          $    0.01
         Pro forma - diluted                                  $   (0.20)          $    0.01

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003:

                                                                       2003
                                                                       ----
Estimated dividend yield...........................................    0.0%
Expected stock price volatility....................................     48%
Risk-free interest rate............................................    5.0%
Expected life of options...........................................    4 yrs.

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

NOTE 10 - BLUE CONCEPT ACQUISITION

      On July 17, 2003, our IAA subsidiary entered into an asset purchase agreement (APA) with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the Blue Concept Division of Azteca. The Blue Concept Division sells primarily denim jeans to American Eagle Outfitters, Inc. (AEO), a national retailer. Hubert Guez and Paul Guez, two of our substantial stockholders and parties to the APA, together have a controlling interest in Azteca. Based upon the Schedule 13D/A filed on March 9, 2004, Hubert Guez, Paul Guez and their affiliates beneficially owned in the aggregate approximately 26.47% of our common stock on a fully diluted basis.

      Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all 30 of the existing employees of the Blue Concept Division, but did not assume any of the Blue Concept Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year, partially convertible promissory note (the Blue Concept Note). The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allowed Innovo Group, upon stockholder approval, to convert a portion of the Blue Concept Note into 3,125,000 shares of common stock valued at the greater of $4.00 per share or the market value of Innovo Group's common stock at the date stockholder approval is obtained. On March 5, 2004 in accordance with the APA and Nasdaq rules, we conducted a special meeting of our stockholders to convert up to $12.5 million of the debt into up to 4,166,667 shares of our common stock. The conversion was approved by our stockholders and as a result, Azteca has initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA. As a result of this conversion, the Blue Concept Note was reduced from $21.8 million to $9.3 million and the shares issued pursuant to the conversion are subject to certain lock-up periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Conversions" for a further discussion of the conversion of the Blue Concept Note.

      In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period (Period I) following the closing of the acquisition, or $65 million during the 12 month period (Period II) following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of Innovo Group's common stock. In the event the Blue Concept Note is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than $65 million but in no event shall the Blue Concept Note be increased by an amount greater than the decrease in Period I.

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

      In the event the revenues of the Division decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all Locked Up Shares shall be returned to Innovo Group. In addition, IAA will pay to Sweet Sportswear, LLC, an Azteca affiliate, an amount equal to 2.5% of IAA's revenues generated as a result of sales to AEO.

      As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca (AZT), entered into a two-year, renewable, non-exclusive supply agreement (Supply Agreement) for products to be sold by Blue Concept Division. Under the terms of the Supply Agreement, Innovo Group has agreed to market and sell the products to be purchased from AZT Innovo Group's customers, more particularly the customers of the Blue Concept Division. In addition to the customary obligations, the Supply Agreement requires that: (i) Innovo Group shall submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) Innovo

Group shall give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT shall receive payment immediately upon receipt by Innovo Group of invoices for its purchase orders; (iv) Innovo Group shall have a guaranteed profit margin of 15% on a "per unit" basis; and (v) the products to be supplied shall be subject to quality control measures by Innovo Group and by the customer of the Blue Concept Division.

      The results of operations of the Blue Concept Division have been included in Innovo Group's statement of operations from July 17, 2003.

      The following table shows Innovo Group's unaudited pro forma consolidated results of operations for the three months ended February 28, 2004 and March 1, 2003 assuming the Blue Concept Division acquisition had occurred at the beginning of the respective fiscal years (in thousands):

                                              Three Months Ended
                                     (in thousands, except per share data)
                                     -------------------------------------
                                         02/28/04            03/01/03
                                         --------            --------

Net sales                                $ 16,604            $ 31,126
Net income (loss)                          (4,969)              1,383
Earnings (loss) per share:
Basic                                    $  (0.19)           $   0.08
Diluted                                  $  (0.19)           $   0.07

      Management and the board of directors entered into the Blue Concept acquisition for the following reasons: (i) Innovo Group was able to enter into an acquisition with a seller with which Innovo Group has a long-standing relationship; (ii) Innovo Group was able to acquire a profitable business that has (x) a financial history of producing conservative profit margins with significant revenues; (iii) Blue Concept had a strong customer relationship with AEO, (iv) the manufacturing relationships with Azteca to produce effectively and efficiently; and (v) was able to acquire the personnel and talent of a profitable business. Further, although there can be no assurance, the Blue Concept Division is expected to increase Innovo Group's revenue growth and is expected to maintain positive cash flows. In the first quarter of fiscal 2004, the Blue Concept Division accounted for $5,885,000 or 35% of our net revenue. Furthermore, the APA protects Innovo Group if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million.

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

NOTE 11 - REPORTABLE SEGMENTS

Current Operating Segments

      During the three-months ended February 28, 2004, Innovo Group continued to operate in two segments, accessories and apparel. The accessories segment represents Innovo Group's historical line of business as conducted by Innovo. The apparel segment is comprised of the operations of Joe's and IAA, both of which began in fiscal 2001, as a result of acquisitions. Innovo Group's real estate operations and real estate transactions of its Leasall and IRI subsidiaries do not require substantial management oversight and have therefore been treated as "other" for purposes of segment reporting. The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

      Innovo Group evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      Information for each reportable segment during each of the periods ending February 28, 2004 is as follows:

            Three Months Ended
                   2/28/04               Accessories    Apparel       Other (A)      Total
                                         ---------------------------------------------------
                                                           (in thousands)
Net Sales from External Customers (1)     $  3,615      $ 12,989       $    --      $ 16,604
Gross Profit                                   873         1,997            --         2,870
Depreciation & Amortization                    (19)         (410)          (26)         (455)
Operating Income (Loss)                        (34)       (3,249)       (1,184)       (4,467)
Total Assets                                 3,295        32,315         3,539        39,149


             Three Months Ended
                  3/1/03                 Accessories    Apparel       Other (A)       Total
                                         ---------------------------------------------------
                                                            (in thousands)
Net Sales from External Customers (2)     $  2,743      $  9,172        $   --      $ 11,915
Gross Profit                                   765         2,494            --         3,259
Depreciation & Amortization                     (7)          (52)          (20)          (79)
Operating Income (Loss)                         57           822          (486)          393
Total Assets                                 3,632        10,486         1,872        15,990

1.    There were no intercompany sales in 2004

2.    Excludes intercompany sales of $374,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in this Quarterly Report on Form 10-Q, the words "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe" and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including its Annual Report on Form 10-K for the year ended November 29, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion provides information and analysis of our results of operations for the three month periods ended February 28, 2004 and the three month period ended March 1, 2003, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Notes to Consolidated Condensed Financial Statements included elsewhere herein.

      We completed our acquisition of the Blue Concept Division from Azteca Production International, Inc., or Azteca, on July 17, 2003. The results of operations of the Blue Concept Division are included in our operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of the Blue Concept Division acquisition.

Introduction

      This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three-month period ended February 28, 2004 and March 1, 2003. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements, Notes to Consolidated Condensed Financial Statements and supplemental information in Item 1 of this Quarterly Report on Form 10-Q for the period ended February 28, 2004. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed here, under the heading "Forward-Looking Statements" of this Quarterly Report on Form 10-Q for the period ended February 28, 2004 that could cause actual results to differ materially.

Executive Overview

      Our principal business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. We do not manufacture any apparel or accessory products. We sell our products to many retail, distributors and private label customers around the world. Retail customers and distributors purchase finished goods directly from us. Retail customers then sell the products through their retail stores and distributors sell our products to retailers in the international market place. Private label customers outsource the production and sourcing of their private label products to us and then sell through their own distribution channels. Private label customers are generally retail chains who desire to sell apparel and accessory products under their own brand name. We work with our private label customers to create their own brand image by custom designing products. In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these private label buyers for the ability to arrange for the manufacture of apparel and accessory products on a reliable, expeditious and cost-effective basis.

Reportable Segments

      For the periods ended February 28, 2004 and March 1, 2003, we operated in two segments: apparel and accessories. The apparel segment is conducted by our Joe's Jeans, Inc., or Joe's, and Innovo Azteca Apparel, Inc., or IAA, subsidiaries, both of which are involved in the design, development and marketing of apparel products. The accessory segment, which represents our historical business, is conducted by our Innovo, Inc., or Innovo, subsidiary. The apparel and accessory operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

      Our real estate transactions and our other corporate activities are categorized under "other" and are represented by the operations of Innovo Group Inc., or IGI, the parent company, and our two-wholly owned subsidiaries, Leasall Management Inc., or Leasall, and Innovo Realty Inc., or IRI, which conduct our real estate operations. Our real estate operations do not currently require a substantial allocation of our resources and are not a significant part of management's daily operational functions.

Our Principal Sources of Revenue

Joe's

      Since its introduction in 2001, Joe's has gained national and international recognition, primarily in the women's denim market. However, since this introduction and beginning in fiscal 2003, Joe's has expanded its offerings to include women's sportswear and men's apparel items.

IAA

      Under our IAA subsidiary, we design and market private and branded apparel products under various license agreements. The private label business represents our largest source of sales, both under IAA and in the aggregate of all our subsidiaries, primarily because of our knowledge and experience within the denim apparel business. Through private label arrangements, we sell denim products primarily to American Eagle Outfitters, Inc., or AEO, and Target Corporation. We anticipate growth in private label sales in fiscal 2004, primarily because we will have conducted a full fiscal year of sales to AEO in connection with the Blue Concept Division acquisition.

      We currently license and market the Fetish(TM) and Shago(R) branded apparel lines, which are sold to better departments stores, such as Macy's and the other subsidiaries within Federated Department Stores, Inc.'s stores. These products are exploited through the high-end fashion and urban markets, which have proven successful for other well known brands such as Sean John(R), Rocawear(R) and Phat Farm(R). Eve and Bow Wow, both world-renowned recording artists and actors, provide marketing and exposure for their respective Fetish(TM) and Shago(R) brands through their talents and celebrity status,

      As of the date of this Quarterly Report on Form 10-Q for the first quarter of fiscal 2004, we have begun to re-evaluate the license agreements associated with our branded label apparel operating segments. As we discussed in our Annual Report on Form 10-K for the fiscal year ended November 29, 2003, we entered into a license agreement with Mattel, Inc. for Hot Wheels(R) branded adult apparel and accessories. Because we did not have any sales in fiscal 2003 under this license agreement due to lack of interest in the consumer marketplace, we have been in discussions with Mattel regarding these and other concerns in connection with our contractual obligations under the license agreement. Presently, we are still in discussions with Mattel regarding the potential termination of the license agreement. We believe that we will be able to terminate the license agreement for Hot Wheels(R) branded apparel and accessory products amicably and under terms favorable to us, however, there can be no assurance that such a termination will take place.

      Secondly, with respect to the license agreement for Shago(R) branded apparel and accessories, we have also been in discussions with the licensor regarding the future of the Shago(R) brand due to a lack of significant sales of Shago(R) branded apparel in the latter part of fiscal 2003 and the first quarter of fiscal 2004. As of April 13, 2004, we have had discussions with representatives with the Shago(R) brand regarding the future of the Shago(R) brand.

      Finally, on or about March 30, 2004, we received a notice of termination for our license agreement for the Fetish(TM) mark due to an alleged breach of certain provisions related primarily to production and distribution in agreed upon channels of distribution. Upon receipt of the notice, we contacted the licensor and representatives to discuss this notice. We dispute the claims made by the licensor because, in our opinion, we believe that we have fulfilled all of our obligations under the license agreement.

      Since that time, the licensor has rescinded its termination notice in writing while reserving its rights to re-assert and/or revive its alleged claims contained within the notice including the right to send a new termination notice. Consequently, the two parties have agreed to continue to perform under the terms and conditions of the license agreement. We are working to resolve this matter amicably between the parties. However, we cannot assure you that this matter will be resolved amicably to the satisfaction of the parties without resulting in further discussions the transmission of a new termination notice, actual termination, and/or potential litigation.

Innovo

      Our accessories business is conducted through our Innovo subsidiary. As we continue to produce craft accessories to sell to large retailers such as Wal-Mart and Michaels Stores, Inc., we have been able to contribute to the branded apparel licenses we pursue through our IAA subsidiary.

      While our overall operations expanded in depth, sophistication and complexity and our net sales grew significantly during fiscal 2003 and our first quarter of 2004, respectively, we generated significant losses for these periods. Management believes that certain activities conducted during fiscal 2003, such as the launch of the Fetish(TM) brand and the Blue Concept Division acquisition, have created a foundation which will benefit us on a going-forward basis and further establish us as a quality apparel and accessory marketer. Innovo experienced production and delivery inefficiencies during the fourth quarter of fiscal 2003 that resulted in our disappointing financial results. However, we believe that such issues have been identified, corrected and should be mitigated in future periods.

Strategic relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies

      Beginning in the summer of 2000, we entered into a series of transactions with two of our significant stockholders, Hubert Guez and Paul Guez, and their affiliated companies, such as Azteca Production International, Inc., or Azteca, and/or Commerce Investment Group LLC, or Commerce. The Guez brothers and their affiliated companies have in the aggregate more than 50 years of experience in the apparel industry with a specialty in denim apparel and related products. As discussed in greater detail below, our strategic relationship with the Guez brothers and their affiliated companies has had many tangible benefits for us.

      Our relationship with the Guez brothers began in the summer of 2000 when the Guez brothers through their affiliated company, Commerce, which the Guez brothers control, invested in our company. Pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants. An investor rights agreement also provides Commerce with a contractual right to nominate three individuals to our board of directors. Commerce has not exercised this right at this time. Based on a Schedule 13D/A filed with the Securities and Exchange Commission on March 9, 2004 by Commerce, the Guez brothers and their affiliates, they beneficially own in the aggregate approximately 26.47% of our common stock.

      As part of Commerce's equity investment in our company, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network. Pursuant to a supply agreement and a distribution agreement with Commerce, we agreed to purchase all of our accessory products, which at the time primarily consisted of denim tote bags and aprons, from Commerce and to have Commerce distribute these products out of its Los Angeles distribution facility. Commerce manufactures our accessory products out of its facilities located in Mexico. These agreements were renewed in August 2002 for an additional two-year term and are automatically renewed for additional two-year terms unless terminated by either party with 90 days notice.

      Our strategic relationship with Commerce allowed us to close our domestic manufacturing and distribution facilities and to move forward with diversifying our product mix and offerings to include apparel products in addition to accessory products. In an effort to enter the apparel market quickly and efficiently we, through IAA, acquired Azteca's knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.

Results of Operations

      We completed our acquisition of the Blue Concept Division from Azteca on July 17, 2003. The results of operations of the Blue Concept Division are included in our operating results from the date of acquisition.

      Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of the Blue Concept Division acquisition.

      The following table sets forth certain statements of operations data for the three-month periods as indicated (in thousands):

                                                           Three Months Ended
                                                             (in thousands)
                                      --------------------------------------------------------------
                                       02/28/04         03/01/03         $ Change         % Change
                                      -----------      -----------      -----------      -----------
Net Sales                             $    16,604      $    11,915      $     4,689               39%
Cost of Goods Sold                         13,734            8,656            5,078               59
                                      -----------      -----------      -----------      -----------
Gross Profit                                2,870            3,259             (389)             (12)

Selling, General & Administrative           6,882            2,787            4,095              147
Depreciation & Amortization                   455               79              376              476
                                      -----------      -----------      -----------      -----------
Income (Loss) from Operations              (4,467)             393           (4,860)          (1,237)

Interest Expense                             (419)            (150)            (269)             179
Other Income                                   20              125             (105)             (84)
Other Expense                                 (62)             (23)             (39)             170
                                      -----------      -----------      -----------      -----------
Income (Loss) before Income Taxes          (4,928)             345           (5,273)              (A)

Income Taxes                                   41               63              (22)             (35)

Net Income (Loss)                     $    (4,969)     $       282      $    (5,251)              (A)

(A)   Not Meaningful

Comparison of Three Months Ended February 28, 2004 to Three Months Ended March 1, 2003

Three Months Ended February 28, 2004 Overview

      For the three months ended February 28, 2004, or the first quarter of fiscal 2004, our net sales increased to $16,604,000 from $11,915,000 for the three months ended March 1, 2003, or the first quarter of fiscal 2003, or a 39% increase. However, we generated a net loss of $4,969,000 for the first quarter of fiscal 2004 compared to a net profit of $282,000 for the first quarter of fiscal 2003. As further discussed below, we have identified the issues associated with our losses in the first quarter of fiscal 2004 and we are taking steps to address these issues.

      The primary reasons for our net loss in the first quarter of fiscal 2004 were the following:

   o Lower gross margins as a result of sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories and lower gross margins for Joe's Jeans as a result of a change in inventory strategy regarding purchasing of raw materials for finishing as opposed to purchasing finished goods;

   o Increased employee wages of $1,743,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of 40 employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products;

   o Increased advertising, marketing, tradeshow and related costs of $547,000 incurred in order to market the Joe's(R), Shago(R) and Fetish(TM)brands;

   o Increased royalties and commissions associated with our Fetish(TM) and Shago(R) branded apparel products and the earnout associated with the Blue Concept Division purchase of $614,000;

   o Increases in legal, accounting, and other professional fees and insurance of $290,000; and

   o Increase in interest expense of $269,000 and depreciation and amortization costs of $376,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003.

   As discussed above, we classify our business in two reportable segments. The following table sets forth certain statements of operations data by segment for the periods indicated:

      Three Months Ended
            2/28/04           Accessories    Apparel    Other (A)       Total
                              ------------------------------------------------
                                               (in thousands)
Net Sales                      $  3,615     $ 12,989     $   --       $ 16,604
Gross Profit                        873        1,997         --          2,870
Depreciation & Amortization         (19)        (410)       (26)          (455)
Interest Expense                    (18)        (380)       (21)          (419)


      Three Months Ended
            3/1/03            Accessories    Apparel    Other (A)       Total
                              ------------------------------------------------
                                                (in thousands)
Net Sales                      $  2,743     $  9,172     $   --       $ 11,915
Gross Profit                        765        2,494         --          3,259
Depreciation & Amortization          (7)         (52)       (20)           (79)
Interest Expense                    (38)        (103)        (9)          (150)


      Three Months Ended
       2/28/04 to 3/1/03         Accessories               Apparel               Other(A)              Total

                             $ Change   % Change    $ Change   % Change    $ Change   % Change  $ Change   % Change
                             --------------------------------------------------------------------------------------
                                                                   (in thousands)
Net Sales                    $    872         32%   $  3,817         42%   $     --        N/A   $  4,689        39%
Gross Profit                      108         14        (497)       (20)         --        N/A       (389)      (12)
Depreciation & Amortization       (12)       171        (358)       N/A          (6)        30       (376)      476
Interest Expense                   20        (53)       (277)       269         (12)       133       (269)      179

(A) Other includes corporate expenses and assets and expenses related to real estate operations.

Net Sales

      Our net sales increased to $16,604,000 in the first quarter of fiscal 2004 from $11,915,000 in the first quarter of fiscal 2003, or a 39% increase. The primary reasons for the increase in our net sales were due: (i) to increased sales to our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe's Jeans in various international markets; and (iii) sales from our Fetish(TM) and Shago(R) branded apparel and accessory products.

Accessory

      Innovo

      Sales for our accessory segment increased to $3,615,000 in the first quarter of fiscal 2004 from $2,743,000 in the first quarter of fiscal 2003, or a 32% increase. The increase is primarily a result of higher sales of Innovo's private label and branded accessories products.

                        Net Sales
                     ($ in thousands)                   % of Total Net Sales
                   --------------------                 ---------------------
                    Three Months Ended                   Three Months Ended
                   --------------------                 ---------------------
                    2/28/04      3/1/03      % Chg.      2/28/04       3/1/03
                   --------------------    --------     ---------------------
Craft              $  1,025    $  1,342        -24%           28%          49%

Private Label         1,694         947          79%          47%          35%

Branded                 896         455          97%          25%          17%
                   --------------------
Total Net Sales    $  3,615    $  2,743          32%         100%         100%
                   ====================

      Craft Accessories

      Innovo's net sales from its craft accessories business decreased to $1,025,000 in the first quarter of fiscal 2004 from $1,342,000 in the first quarter of fiscal 2003, or a 24% decrease. Craft accessories sales accounted for 28% of Innovo's sales in the first quarter of fiscal 2004. Sales of craft accessories decreased because certain orders that were scheduled to ship in February of our first quarter of fiscal 2004 were delayed and subsequently shipped in March of our second quarter of fiscal 2004. As a result, we expect craft sales to increase in the second quarter of fiscal 2004. Further, in fiscal 2004, we expect craft sales to continue to increase as our customers continue to aggressively expand their store bases and we take on new customers. However, we anticipate sales of craft products to decline as a percentage of Innovo's total net sales because of anticipated growth from our private label and branded accessories products.

      Private Label Accessories

      Innovo's net sales from its private label business increased to $1,694,000 in the first quarter of fiscal 2004 from $947,000 in the first quarter of fiscal 2003, or a 79% increase. Private label accessories sales accounted for 47% of Innovo's sales in the first quarter of fiscal 2004. This increase was due to sales to a private label customer with which we did minimal business in the first quarter of fiscal 2003 and increased sales volume with one of our largest existing customers. In fiscal 2004, we expect sales to private label customers to increase as we continue to expand sales with existing customers and increase our customer base.

      Branded Accessories

      Innovo's net sales from its branded accessory business increased to $896,000 in the first quarter of fiscal 2004 from $455,000 in the first quarter of fiscal 2003, or a 97% increase. Branded accessories sales accounted for 25% of Innovo's net sales in the first quarter of fiscal 2004. Innovo's branded accessories carry the following brand names: Bongo(R), Fetish(TM), Friendship(TM) and Clear Gear(TM). Sales of branded accessories increased primarily as a result of the addition of sales of Fetish(TM) branded accessories products in the last month of fiscal 2003. In addition, sales of our Bongo(R) branded line of bags did not increase as significantly, as sales in the first quarter of fiscal 2004 were $418,000 compared to $415,000 in the first quarter of fiscal 2003, or a 1% increase. In prior quarters, sales of our Bongo(R) branded line of bags have usually decreased. In the second quarter of fiscal 2004, we expect sales of our Bongo(R) branded line of bags to grow based on recent sales trends. In fiscal 2004, we anticipate sales of certain branded accessories, such as Friendship(TM) and Clear Gear(TM), to decrease as we continue to sell off existing inventory, and we anticipate that this decrease may be offset by the growth in other branded accessories, such as our Bongo(R) accessories, and increased sales of Bongo(R) bags based on our initial projections for the back-to-school season.

Apparel

      Joe's

      Joe's net sales decreased to $1,670,000 in the first quarter of fiscal 2004 from $2,128,000 in the first quarter of fiscal 2003, or a 22% decrease, primarily as a reduction in units sold domestically and a lack of sales under the Joe's Jeans Japan subsidiary, as discussed below.

                                        Net Sales                           % of Total
                                    ($ in thousands)                        Net Sales
                                  --------------------                ---------------------
                                   Three Months Ended                   Three Months Ended
                                  --------------------                ---------------------
                                  2/28/04      3/1/03      % Chg.     2/28/04       3/1/03
                                  --------------------    --------    ---------------------
Domestic                          $  1,261    $  1,516      -17%            76%          71%

Joe's Jeans Japan                       --         460     -100%             0%          22%
International Distributors             408         152      168%            24%           7%
                                  --------------------
   Total International Markets         408         612      -33%            24%          29%
                                  --------------------
Total Net Sales                   $  1,670    $  2,128      -22%           100%         100%
                                  ====================

      Domestic

      Joe's domestic net sales decreased to $1,261,000 in the first quarter of fiscal 2004 from $1,516,000 in the first quarter of fiscal 2003, or a 17% decrease. The decrease in domestic net sales is attributable to a reduction of the number of units Joe's sold in the domestic market. While we had a substantially higher backlog of orders for new product during the quarter, we were not able to fulfill the backlog in the first quarter of fiscal 2004 due to production delays. In order to address these production delays, we are consolidating Joe's production under the existing production department we use for our other branded and private label apparel products. In fiscal 2004, we are taking the following steps to increase Joe's net sales in the domestic market:
(i) expanding our collection of products to include pants in materials other than denim, and tops, such as shirts and jackets; (ii) expanding our denim pants line to include four fits that are tailored to different body types; and (iii) increasing advertising spending to include billboards as well as print ads due to Joe's receiving positive reception from recent billboard advertising.

      Joe's Jeans Japan

      Joe's Jeans Japan had no sales in the first quarter of fiscal 2004 compared to net sales of $460,000 in the first quarter of fiscal 2003. During the third quarter of fiscal 2003, Joe's decided to terminate its direct sales operations in Japan and entered into a licensing and distribution agreement with Itochu Corporation, or Itochu, for the licensing and distribution of Joe's and the Joe's Jeans brands in Japan. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the Joe's Jeans licensing and distribution agreement with Itochu.

      International Distributors

      Joe's net sales to international distributors increased to $408,000 in the first quarter of fiscal 2004 from $152,000 in the first quarter of fiscal 2003, or a 168% increase. Currently, Joe's products are sold internationally primarily in Japan, France, England, Canada, Australia, Norway and Korea. The increase in international sales is attributable to an increase in the number of international markets into which Joe's is selling product. Sales to France, which represents our second largest international market behind Japan, increased to $104,000 in the first quarter of fiscal 2004 from $65,000 in the first quarter of fiscal 2003, or a 60% increase. Offsetting a portion of the growth in the international markets was a decline in sales to Canada. In fiscal 2004, we expect sales to international distributors to increase as a result of partnering with Beyond Blue to increase Joe's distribution in the international marketplace. Beyond Blue will be responsible for the management of the existing relationships with Joe's international distributors and will work to open new territories by obtaining additional international sub-distributors and sales agents. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the international distribution agreement with Beyond Blue.

      IAA

      IAA's net sales increased to $11,319,000 in the first quarter of fiscal 2004 from $7,044,000 in the first quarter of fiscal 2003, or a 61% increase. IAA segregates its operations between two businesses: private label and branded apparel. IAA's increase in net sales is attributable to an increase in sales from the private label business, most notably due to sales within the Blue Concept Division, which we acquired from Azteca Production International, Inc., or Azteca, Hubert Guez and Paul Guez in July 2003. See "Management's Discussion and Analysis of Financial Condition and results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the acquisition of the Blue Concept Division from Azteca. As a result of the license agreements for Fetish(TM) and Shago(R) entered into during fiscal 2002 and 2003, IAA generated approximately 26% of its net sales from its branded business in the first quarter of fiscal 2004. For the first quarter of fiscal 2004, net sales of Shago(R) and Fetish(TM) branded apparel were $1,039,000 and $1,957,000, respectively.

                                        Net Sales                           % of Total
                                    ($ in thousands)                        Net Sales
                                  --------------------                ---------------------
                                   Three Months Ended                   Three Months Ended
                                  --------------------                ---------------------
                                  2/28/04      3/1/03      % Chg.     2/28/04       3/1/03
                                  --------------------    --------    ---------------------
Branded                           $  2,995    $     --          (A)         26%           0%

Private Label                        8,324       7,044          18%         74%         100%
                                  --------------------

Total Net Sales                   $ 11,319    $  7,044          61%        100%         100%
                                  ====================

(A)   Not Meaningful

      Private Label

      IAA's net sales from its private label business increased to $8,324,000 in the first quarter of fiscal 2004 from $7,044,000 in the first quarter of fiscal 2003, or an 18% increase. The increase in sales is attributable to sales generated in connection with the Blue Concept Division acquisition in July 2003. In fiscal 2004, we expect sales from IAA's private label division to increase as a result of the benefit of a full year's contribution of sales from the Blue Concept Division versus only four months in fiscal 2003.

      Branded

      IAA's net sales from its branded apparel business was $2,995,000 in the first quarter of fiscal 2004. IAA did not have branded apparel sales in the first quarter of fiscal 2003. Branded apparel sales accounted for 26% of IAA's net sales in the first quarter of fiscal 2004. In the first quarter of fiscal 2004, IAA's branded apparel carried the Shago(R) and Fetish(TM) brand names and generated net sales of $1,039,000 and $1,957,000 respectively. IAA commenced shipping its Shago(R) apparel and Fetish(TM) apparel lines in May 2003 and in September 2003, respectively. The Shago(R) and Fetish(TM) apparel products were shipped to retailers such as better department stores and specialty stores in the United States and discounters. For a further discussion of the Hot Wheels(R), Shago(R) and Fetish(TM) license agreements and their status, as well as reasons for high net sales, but overall net losses from our branded apparel, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview." In the first quarter of fiscal 2004, we entered into a license agreement with Betsey Johnson for the exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. As a result, we expect to generate sales under this license agreement in the fourth quarter in fiscal 2004. Production of the apparel under the Betsey Johnson(R) brand name is currently underway and we anticipate introducing the Betsey Johnson(R) products in the third quarter of fiscal 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion of the Betsey Johnson(R) license.

Gross Margin

      Our gross profit decreased to $2,870,000 in the first quarter of fiscal 2004 from $3,259,000 in the first quarter of fiscal 2003, or a 12% decrease. Overall, gross margin, as a percentage of net sales, decreased to 17% in the first quarter of fiscal 2004 from 27% in the first quarter of fiscal 2003. The decline was attributable to sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories at cost and lower gross margins due to an increased percentage of our sales coming from international distributors and increased sales to domestic discounters.

Accessory

      Innovo

      Innovo's gross profit increased to $873,000 in the first quarter of fiscal 2004 from $712,000 in the first quarter of fiscal 2003, or a 23% increase. Innovo's gross margin is a function of its product mix, such as private label, craft and branded accessory products, for a given period. Our craft and private label accessory products have traditionally experienced lower gross margins than our branded accessory products. Innovo's gross margin decreased to 24% in the first quarter of fiscal 2004 from 26% in the first quarter of fiscal 2003. The decrease in gross margin is a result of: (i) approximately $100,000 of our Fetish(TM) and Shago(R) branded accessory products were sold at cost, which reduced gross margin by approximately 3 percentage points; and (ii) lower gross margins on our craft products in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The gross margins on our craft products were lower in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due to higher distribution costs. The higher distribution costs associated with our craft accessory sales were a result of a higher percentage of Innovo's craft accessory sales coming from craft accessory products with lower unit selling prices but with the same fixed per unit distribution cost as our craft accessory products with a higher unit selling price. In fiscal 2004, we anticipate that Innovo's gross margins will approach those of fiscal 2003 since we expect that branded accessory products will grow faster and result in a greater portion of Innovo's net sales to be attributed to branded accessories, which are products with higher gross margins, in fiscal 2004 than in fiscal 2003.

Apparel

      Joe's

            Joe's gross profit decreased to $277,000 in the first quarter of fiscal 2004 from $1,277,000 in the first quarter of fiscal 2003, or a 79% decrease. Joe's gross margin decreased to 17% in the first quarter of fiscal 2004 from 60% in the first quarter of fiscal 2003 for the following two reasons:
(i) an increased percentage of our sales coming from international distributors; and (ii) increased sales to domestic discounters. We shipped a higher percentage of our goods to international distributors in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. In the first quarter of fiscal 2004, 24% of our sales were to international distributors compared to just 7% in the first quarter of fiscal 2003. Furthermore, sales to international distributors carry lower gross margins than domestic sales because we sell to our international distributors at a lower selling price than our domestic selling price. We had a higher level of sales to domestic discounters during the first quarter of fiscal 2004 than in the first quarter of fiscal 2003 because we chose to sell slow moving inventory at cost to domestic discounters in order to reduce our slow moving inventory balance. More specifically, our cost of goods sold increased as a result of no longer being able to purchase finished goods from our domestic supplier, which resulted in the need to change our inventory purchasing strategy during the second quarter of fiscal 2003 from buying finished goods to buying raw materials and outsourcing the manufacturing of our goods. Joe's cost to buy raw materials and outsource the manufacturing of its own goods was significantly higher than its cost to buy finished goods.

      IAA

      IAA's gross profit increased to $1,720,000 in the first quarter of fiscal 2004 from $1,217,000 in the first quarter of fiscal 2003, or a 41% increase. However, gross margin decreased to 15% in the first quarter of fiscal 2004 from 17% in the first quarter of fiscal 2003. The decrease in gross margin is primarily attributable to lower gross margins associated with sales of private label apparel products, primarily sales to AEO and lower gross margins associated with sales of our out-of-season Shago(R) and Fetish(TM) inventory.

Selling, General and Administrative Expense

      Selling, general and administrative, or SG&A, expenses increased to $6,882,000 in the first quarter of fiscal 2004 from $2,838,000 in the first quarter of fiscal 2003, or a 142% increase.

      The SG&A increase is largely a result of the following factors: (i) an increase in advertising expenditures to establish and market our Fetish(TM), Shago(R) and Joe's(R) branded products through both advertising and tradeshows;
(ii) the hiring of 31 employees as a result of the Blue Concept Division acquisition; (iii) the hiring of 40 employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products; (iv) increased royalty and commission expense associated with our existing and new branded accessory and apparel lines; (v) increased outside legal, accounting and other professional fees as a result of continued growth of the business in fiscal 2003; and (vi) increased insurance costs primarily as a result of increase in our general liability and directors and officers insurance.

      As discussed in greater detail below, we incurred the following SG&A expenses in the first quarter of fiscal 2004: (i) $727,000 of expense in the first quarter of fiscal 2004 from $328,000 of expense in the first quarter of fiscal 2003, or a 122% increase, to establish and market our branded products through advertising and tradeshows; (ii) $2,781,000 of expense in the first quarter of fiscal 2004 from $1,038,000 of expense in the first quarter of fiscal 2003, or a 168% increase, for hiring additional employees and wage increases;
(iii) $698,000 of expense in the first quarter of fiscal 2004 from $300,000 of expense in the first quarter of fiscal 2003, or a 133% increase, for royalties and commissions associated with our existing and new branded accessory and apparel lines; (iv) $566,000 of expense in the first quarter of fiscal 2004 from $289,000 of expense in the first quarter of fiscal 2003, or a 96% increase, for increased legal, accounting and other professional fees; and (v) $52,000 of expense in the first quarter of fiscal 2004 from $39,000 in the first quarter of fiscal 2003, or a 33% increase, for increased D & O and general liability insurance.

Accessory

      Innovo

      Innovo's SG&A expenses increased to $889,000 in the first quarter of fiscal 2004 from $658,000 in the first quarter of fiscal 2003, or a 35% increase. This SG&A expense increase is primarily attributable to wage increases. Innovo's employee wages increased to $416,000 in the first quarter of fiscal 2004 from $337,000 in the first quarter of fiscal 2003, or a 23% increase. Wage increases are a result of hiring of additional salespeople to replace outsourced sales personnel working on a "commission-only" basis and the hiring of additional employees in our sourcing office in Hong Kong.

      Due to the expansion of the branded accessories product line, five other SG&A expense categories increased, namely: (i) product sample expenses; (ii) sales shows expense; (iii) travel expense; (iv) royalty expense; and (v) rent. First, expenses to make samples of future products increased to $44,000 in the first quarter of fiscal 2004 from $14,000 in the first quarter of fiscal 2003, or a 214% increase. Sample expense increased due to additional development of branded accessories such as Fetish(TM) accessories. Second, we incurred growth in our sales show expense with the addition of Fetish(TM) accessories. As a result, our sales shows expense increased to $19,000 in the first quarter of fiscal 2004 from $8,000 in the first quarter of fiscal 2003, or a 138% increase. Third, as a result of increase travel overseas to expand our Hong Kong sourcing office and the travel associated with attending additional sales shows, our travel expenses increased to $38,000 in the first quarter of fiscal 2004 from $32,000 in the first quarter of fiscal 2003, or a 19% increase. Fourth, the addition of sales of Fetish(TM) branded accessories resulted in an increase in our royalty expense to $62,000 in the first quarter of fiscal 2004 from $27,000 in the first quarter of fiscal 2003, or a 130% increase. Finally, rental expense increased to $64,000 in the first quarter of fiscal 2004 from $37,000 in the first quarter of fiscal 2003, or a 73% increase. The increase in rent is primarily attributable to an increase in rent to expand the New York showroom to include support for the branded accessory lines.

Apparel

      Joe's

      Joe's SG&A expenses increased to $1,286,000 during the first quarter of fiscal 2004 from $1,208,000 in the first quarter of fiscal 2003, or a 6% increase. This increase is primarily attributable to the following factors: (i) wage and related benefits increase in connection with the hiring of eight additional employees in order to expand Joe's product lines from denim pants to a full sportswear collection of pants and tops bearing the Joe's(R) brand for Spring 2004; (ii) an increase in advertising expenditures on marketing and advertising the Joe's(R) and Joe's Jeans(R) brand; and (iii) an increase in legal, accounting and professional fees associated with the dissolution of our Joe's Jeans subsidiary in Japan. The above mentioned expenses were offset in part by the payment of lower commissions due to a decrease in overall sales, as well as a decrease in factoring expenses also attributable to lower sales.

      More specifically, Joe's employee wages and related benefits expenses increased to $503,000 in the first quarter of fiscal 2004 from $456,000 in the first quarter of fiscal 2003, or a 10% increase. Advertising expenditures increased to $212,000 in the first quarter of fiscal 2004 from $128,000 in the first quarter of fiscal 2003, or a 66% increase. Legal, accounting and professional fees increased to $135,000 in the first quarter of fiscal 2004 from $94,000 in the first quarter of fiscal 2003, or a 44% increase A large portion of this increase in legal, accounting and professional fees was due to increased legal fees associated with protection of our existing trademarks and applications of new trademarks in current and new international markets. Offsetting a portion of these expenses, Joe's commissions and factoring expenses decreased as a result of lower sales. Joe's factoring expense under its factoring arrangement with CIT Commercial Services decreased to $14,000 in the first quarter of fiscal 2004 from $31,000 in the first quarter of fiscal 2003, or a 121% decrease. Commission expenses decreased to $65,000 in the first quarter of fiscal 2004 from $144,000 in the first quarter of fiscal 2003, or a 55% decrease.

      IAA

      IAA's SG&A expenses increased to $3,529,000 in the first quarter of fiscal 2004 from $412,000 in the first quarter of fiscal 2003, or a 757% increase. The increase in SG&A expenses is primarily attributable to the growth in IAA's branded apparel business and the acquisition of the Blue Concept Division from Azteca.

      IAA had higher employee costs associated with the expansion of its branded apparel business and the acquisition of the Blue Concept Division. IAA increased its employee count by adding 71 new employees after the first quarter of fiscal 2003 through the first quarter of fiscal 2004. In addition, we expanded our Hong Kong sourcing office to include sourcing for apparel products, as discussed in the Innovo section above. The expansion into the branded apparel business required us to fill certain positions, including a designs for Shago(R) and Fetish(TM), which were necessary to bring the products to production and, ultimately, to the marketplace. As a result, employee wages and benefits increased to $1,519,000 in the first quarter of fiscal 2004 from $140,000 in the first quarter of fiscal 2003, or a 985% increase.

      During the first quarter of fiscal 2004, we incurred $496,000 of expense to market and promote our branded apparel products compared to $102,000 incurred in the first quarter of fiscal 2003, or a 386% increase. These expenses include:
(i) $68,000 spent on billboard advertising, photo shoots in connection with Fetish(TM) and Shago(R) apparel and for advertising in national print publications, such as Vibe, Honey and Women's Wear Daily, from $4,000 spent in the first quarter of fiscal 2003, or a 1,600% increase; and (ii) $329,000 incurred in connection with the semi-annual trade show MAGIC held in Las Vegas, Nevada to showcase the Fetish(TM) and Shago(R) lines compared to $85,000 in the first quarter of fiscal 2003, or a 287% increase; and (iii) $99,000 for samples, production and development of its apparel products in the first quarter of fiscal 2004, compared to $13,000 of expenses for these sample and development costs in the first quarter of fiscal 2003, or a 662% increase.

      During the first quarter of fiscal 2004, we incurred $486,000 of royalties and commissions for Shago(R) and Fetish(TM) branded apparel sales, which commenced shipping in the second and fourth quarters of fiscal 2003, respectively. With the exception of $32,000 spent in the first quarter of fiscal 2003 and allocated toward minimum royalty guarantees in connection with the Hot Wheels(R) and Shago(R) apparel lines, no commissions were expensed during the first quarter of fiscal 2003 since we generated no sales from branded apparel during the first quarter of fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Executive Overview" for a discussion of these license agreements and their status.

      Rental expense associated with the opening of our branded apparel showroom in New York was $30,000 in the first quarter of fiscal 2004. IAA did not have a New York showroom in the first quarter of fiscal 2003.

      Travel, meals and entertainment expense increased to $150,000 in the first quarter of fiscal 2004 from $27,000 in the first quarter of fiscal 2003, or a 456% increase, as a result of the larger employee and customer base.

      Legal, accounting and other professional fees increased to $37,000 in the first quarter of fiscal 2004 from $28,000 in the first quarter of fiscal 2003, or a 32% increase, as a result of increased costs associated with the development of the branded apparel business.

      As a part of the acquisition of the Blue Concept Division, IAA pays to Azteca a fee for allocated expenses associated with the use of its office space and expenses incurred in connection with maintaining office space. These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities. In the first quarter of fiscal 2004, IAA recorded $318,000 for such expenses compared to no allocation in the first quarter of fiscal 2003 since the business was not acquired until the third quarter of fiscal 2003.

      During fiscal 2003, we incurred $160,000 of expense to Sweet Sportswear LLC, or Sweet Sportswear, pursuant to an earn-out agreement. In connection with the Blue Concept Division acquisition, IAA pays to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an earn-out on a quarterly basis equal to 2.5% of the gross sales to AEO. This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for further discussion regarding the acquisition of the Blue Concept Division. We expect earn-out expenses to increase as we anticipate sales growth from the Blue Concept Division for a full year of sales in fiscal 2004.

      The balance of the approximate $333,000 of additional SG&A in the first quarter of fiscal 2004 is attributable to the growth of our business from IAA having net sales of $7,044,000 and 7 employees in the first quarter of fiscal 2003 to having net sales of $11,319,000 and 80 employees in the first quarter of fiscal 2004.

Other

      IGI

      IGI, which reflects our corporate expenses and operates under the "other" segment, does not have sales. IGI's expenses, excluding interest, depreciation and amortization, increased to $1,008,000 in the first quarter of fiscal 2004 from $456,000 in the first quarter of fiscal 2003, or a 117% increase. IGI's management level wages and related benefits increased to $345,000 in the first quarter of fiscal 2004 from $134,000 in the first quarter of fiscal 2003, or a 157% increase, primarily as a result of hiring seven additional management level employees, including a Chief Financial Officer and a Chief Operating Officer, to provide the infrastructure necessary to manage our growth. Insurance expense increased to $52,000 in the first quarter of fiscal 2004 from $34,000 in the first quarter of fiscal 2003, or a 53% increase. Travel, meals and entertainment expense increased to $101,000 in the first quarter of fiscal 2004 compared to $38,000 in the first quarter of fiscal 2003, or a 166% increase, as a result of the increased size and international presence of our operations. Legal, accounting and professional fees increased to $385,000 in the first quarter of fiscal 2004 compared to $161,000 in the first quarter of fiscal 2003, or a 139% increase, as a result of increased business activity.

      Leaseall

      Leasall's SG&A expense increased to $170,000 in the first quarter of fiscal 2004 from $10,000 in the first quarter of fiscal 2003, or a 1,600% increase, due to $160,000 of expenses incurred to maintain and operate our former manufacturing facility and headquarters located in Springfield, Tennessee, which is now partially leased to third party tenants.

      IRI

      IRI had no SG&A expenses in either the first quarter of fiscal 2004 or the first quarter of fiscal 2003.

Depreciation and Amortization Expenses

      Our depreciation and amortization expenses increased to $455,000 in the first quarter of fiscal 2004 from $79,000 in the first quarter of fiscal 2003, or a 476% increase. The increase is primarily attributable to: (i) the depreciation and amortization associated with the purchase of the Blue Concept Division; and (ii) the purchase of a booth for the MAGIC tradeshow. More specifically, in connection with the acquisition of the Blue Concept Division, in the first quarter of fiscal 2004, we amortized $330,000 of the intangible asset related to the value of the customer list obtained. We also depreciated $50,000 of the expense related to the purchase of the booth for the MAGIC tradeshow. The remaining depreciation and amortization expense of $75,000 is due to: (i) deprecation of $20,000 in connection with the Springfield, Tennessee facility and related leasehold improvements; (ii) amortization of $12,000 in connection with the licensing rights to the Joe's(R) and Joe's Jeans(R) marks acquired on February 7, 2001; and (iii) depreciation of $43,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

      Our combined interest expense increased to $419,000 in the first quarter of fiscal 2004 from $150,000 in the first quarter of fiscal 2003, or a 179% increase. Our interest expense is primarily associated with: (i) $76,000 of interest expense from our factoring and inventory lines of credit and letter's of credit from CIT used to help support our working capital increases; (ii) $321,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003 (which such interest expense has been partially eliminated due to the partial conversion of the convertible note at our March 5, 2004 special meeting of stockholders); (iii) $10,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $11,000 of interest expense from a mortgage on our former manufacturing facility and headquarters in Springfield, Tennessee.

Other Income

      IRI

      Other income in the first quarter of fiscal 2004 included no income from a quarterly sub-asset management fee that IRI is entitled to receive pursuant to a sub-asset management agreement entered into on April 5, 2002, in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States. Because the outstanding balance due to Innovo Group at the end of the first quarter of fiscal 2004 was $232,000, Innovo Group has elected not to record the sub-asset management fee as income during the quarter as collectibility of the balance was not deemed probable. Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of our $100 Redeemable 8% Cumulative Preferred Stock, Series A, or the Series A Preferred Stock. We are not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed. Until such time, we only receive the quarterly sub-asset management fee. IRI generated $85,000 of income from the sub-asset management fee in the first quarter of fiscal 2003.

      Joe's and Leaseall

      Additionally, we had $50,000 of other expense from Joe's in the first quarter of fiscal 2004 compared to $31,000 of other income in the first quarter of fiscal 2003, which is principally attributable to foreign currency translation expense. Other income also included net rental income of $7,000 from tenants who are occupying our former manufacturing facility located in Springfield, Tennessee.

Net Income

      We generated a net loss of $4,969,000 in the first quarter of fiscal 2004 compared to net income of $282,000 in the first quarter of fiscal 2003.

      The net loss in the first quarter of fiscal 2004 compared to net income in the first quarter of fiscal 2003 is largely the result of the following factors:
(i) lower gross margins due to a greater percentage of our business coming from private label apparel and accessory products as well as close-out inventory sales; (ii) increased employee wages of $1,743,000, primarily due to the acquisition of the Blue Concept Division and the development of our branded apparel and accessory lines; (iii) increased advertising, marketing, tradeshow and related costs of $444,000 incurred in order to market the Joe's(R), Shago(R) and Fetish(TM) brands; (iv) increased royalties and commissions associated with our Fetish(TM) and Shago(R) branded apparel products and the earnout associated with the Blue Concept Division purchase of $614,000; (vi) increased legal, accounting, and other professional fees and insurance of $290,000; (vii) an increase in interest expense of $269,000 and depreciation and amortization costs of $376,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003 as discussed in greater detail above.

Liquidity and Capital Resources

      Our primary sources of liquidity are: (i) cash flows from operations; (ii) trade payables credit from vendors and related parties; (iii) equity financings and borrowings from the factoring of accounts receivables and borrowing against inventory. Cash used for operating activities was $5,548,000 in the first quarter of fiscal 2004 compared to $777,000 in the first quarter of fiscal 2003. During the period, we used cash to fund our operating expenses, reduce related party payables and reduce trade credit extended to us by our suppliers. Cash used in operating activities, combined with $4,000 of cash used in investing activities and $387,000 used to repay debt and reduce our outstanding loan balance with CIT, was funded by $7,248,000 of cash on hand at the beginning of the first quarter of fiscal 2004. We ended the first quarter of fiscal 2004 with $1,261,000 of cash.

      We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs. From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior members of management and from members of our Board of Directors.

      Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extension of our trade credit to our customers. During the remainder of fiscal 2004, we anticipate funding operating expenses and working capital through the following: (i) existing cash;
(ii) utilizing our receivables and inventory based line of credit with CIT;
(iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; and (v) reducing the trade credit we extend to our customers.

      In the first quarter of fiscal 2004, we relied on the following primary sources to fund operations:

            - A financing and inventory based line of credit agreements with CIT;

            -     Cash balances;

            - Reduction of credit we extend to our domestic and international customers; and

            -     Reduction of inventory levels.

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

      On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe's were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe's and Innovo. IAA did not previously have an inventory security agreement with CIT. Under the factoring arrangements, we, through our subsidiaries, may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate. We have also established a letter of credit facility with CIT whereby we can open letters of credit for 0.125% of the face value with international and domestic suppliers provided we have availability on our inventory line of credit. In addition, we also may elect to factor our receivables with CIT by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by us, depending upon the interest rate adjustment. We record our account receivables on the balance sheet net of receivables factored with CIT, since the factoring of receivables is non-recourse to us. Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as "Due to Factor." Cross guarantees were executed by and among Innovo, Joe's, and IAA and Innovo Group entered into a guarantee for its subsidiaries' obligations in connection with the amendments to the existing credit facilities. Our loan balance as of February 28, 2004 with CIT was $42,000 and an aggregate amount of $1,863,107 of unused letter of credit was outstanding.

      In connection with the agreements with CIT, certain assets of Innovo, Joe's and IAA are pledged to CIT. The pledged assets include inventory, merchandise, and/or goods, including raw materials through finished goods.

      Based on our projected results for the remainder of fiscal 2004 as well as the availability on our CIT financing facilities and cash on-hand of $1.3 million, we believe that we have the working capital resources necessary to meet the operational needs associated with our anticipated internal growth for the remainder of fiscal 2004. During fiscal 2003, we raised additional working capital through five equity financings. We believe that with the net proceeds from the equity financings and the amended financing agreements with CIT, we have addressed our short-term working capital needs.

      However, if we grow beyond our current anticipated expectations or continue to have operating losses, we believe that it might be necessary to obtain additional working capital through debt or equity financings. We believe that any additional capital, to the extent needed, could be obtained from the sale of equity securities or short-term working capital loans. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations. We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability.

Debt Conversion

      Subsequent to the end of the first quarter of fiscal 2004, on March 5, 2004, in connection with an asset purchase agreement with Azteca and the Guez brothers for the acquisition of the Blue Concept Division from Azteca and pursuant to Nasdaq rules, we conducted a special meeting of our stockholders to approve the conversion of approximately $12.5 million of the $21.8 million seven-year convertible promissory note issued in connection with the acquisition into a maximum of 4,166,667 shares of our common stock. The conversion was approved by our stockholders and as a result, Azteca has initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept asset purchase agreement. The Azteca Conversion Shares were initially issued in reliance upon Section 4(2) of the 1933 Act, which provides an exemption from registration for shares not issued in a public offering to a single entity.

Short-Term Debt

Crossman Loan

      On February 7, 2003 and on February 13, 2003, we entered into a loan agreement with Marc Crossman, then a member of our board of directors and now also our Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000. The loan was funded in two phases of $250,000 each on February 7, 2003 and February 13, 2003. In the event of default, each loan is collateralized by 125,000 shares of our common stock as well as a general unsecured claim on our assets. Each loan matures six months and one day from the date of its respective funding, at which point the principal amount loaned and any unpaid accrued interest is due and payable in full without demand. Each loan carries an 8% annualized interest rate with interest payable in equal monthly installments. The loan may be repaid by us at any time during the term of the loan without penalty. Further, prior to the maturity of each loan and the original due dates, we elected, at our sole option, to extend the term of each loan for an additional period of six months and one day. Our disinterested directors approved each loan from Mr. Crossman. Prior to the maturity of the loans in February 2004, the parties agreed to extend the term of each loan for an additional period of ninety days. Further, pursuant to the extension amendments, Mr. Crossman has the sole and exclusive option to continue to extend the terms of the loans for three additional ninety day periods by giving us notice of such extension on or before the due dates of the loan.

CIT Commercial Services

      At February 28, 2004, our loan balance with CIT was $42,000 and an aggregate amount of $1,863,000 of unused letters of credit were outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                               02/28/04   11/29/03
                                               -------------------

First mortgage loan on Springfield property     $   447    $   476
Promissory note to Azteca (Blue Concepts)        21,800     21,800
Promissory note to Azteca (Knit Div. Note 1)         --         68
                                               -------------------
Total long-term debt                            $22,247    $22,344
Less current maturities                              92        168
                                               -------------------
Total long-term debt                            $22,155    $22,176
                                                ==================

Springfield Property Loan

      The first mortgage loan, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $1.2 million as of February 28, 2004), and by an assignment of key-man life insurance on our President, Pat Anderson, in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration, or SBA. In exchange for the SBA guarantee, we, Innovo, Nasco Products International, Inc., our wholly-owned subsidiary, and our President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

Blue Concept Acquisition Note

      In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note. The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allowed us, upon shareholder approval obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price. On March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million. The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods. Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 6, 2005.

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

      The following table sets forth our contractual obligations and commercial commitments as of February 28, 2004 (in thousands):

Contractual Obligations                                                 Payments Due by Period
                                                   -----------------------------------------------------------------
                                                     Total      Less than 1  1-3 years    4-5 years    After 5 years
                                                                    year*
--------------------------------------------------------------------------------------------------------------------
Long Term Debt                                      22,247           68        9,675        9,206           3,298
Operating Leases                                     2,682          486        1,479          717              --
Other Long Term Obligations-Minimum Royalties        4,308          588        3,390          330              --
Open Purchase Orders                                19,377       19,377           --           --              --


*     Period from 2/29/04 through 11/30/04

Recent Acquisitions and Licenses

License Agreement for Fetish(TM) by Eve

      On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish(TM) mark for use with the production and distribution of apparel and accessory products. We have guaranteed minimum net sales obligations of $8 million in the first 18 months of the agreement, $10 million in the following 12 month period and $12 million in the 12 month period following thereafter. According to the terms of the agreement we are required to pay an eight percent royalty and a two percent advertising fee on the nets sales of products bearing the Fetish(TM) logo. In the event we do not meet the minimum guaranteed sales, we will be obligated to make royalty and advertising payments equal to the minimum guaranteed sales multiplied by the royalty rate of eight percent and the advertising fee of two percent. We also have the right of first refusal with respect to the license rights for the Fetish(TM) mark in the apparel and accessories category upon the expiration of the agreement, subject to us meeting certain sales performance targets during the term of the agreement. Additionally, we have the right of first refusal for the apparel and accessory categories in territories in which we do not currently have the license rights for the Fetish(TM) mark. We entered into the license agreement of the Fetish(TM) mark because we believed it was an opportunity to expand and complimented our existing branded and accessory business.

      On or about March 30, 2004, we received a notice of termination for our license agreement for the Fetish(TM) mark due to an alleged breach of certain provisions related primarily to production and distribution in agreed upon channels of distribution. Upon receipt of the notice, we contacted the licensor and representatives to discuss this notice. We dispute the claims made by the licensor because, in our opinion, we believe that we have fulfilled all of our obligations under the license agreement.

      Since that time, the licensor has rescinded its termination notice in writing while reserving its rights to re-assert and/or revive its alleged claims contained within the notice including the right to send a new termination notice. Consequently, the two parties have agreed to continue to perform under the terms and conditions of the license agreement. We are working to resolve this matter amicably between the parties. However, we cannot assure you that this matter will be resolved amicably to the satisfaction of the parties without resulting in further discussions, the transmission of a new termination notice, actual termination, and/or potential litigation.

Itochu Distribution and License Agreement

      On July 1, 2003, Joe's entered into a Master Distribution and Licensing Agreement, or the Distribution and Licensing Agreement, with Itochu, pursuant to which Itochu obtained certain manufacturing, licensing rights for the "Joe's" and "Joe's Jeans" marks. The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe's apparel products, or Joe's Products, including, but not limited to: (i) a non-exclusive right to use the Joe's and Joe's Jeans marks in connection with the manufacture of certain licensed Joe's and Joe's Jeans products, which we will refer to as the Licensed Products, throughout the world, and an exclusive right to use the Joe's and Joe's Jeans marks to manufacture the Licensed Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe's Products, which we will refer to as the Imported Products, into Japan. These Imported Products will be purchased directly from Joe's, with Itochu being obligated to purchase a minimum of $5.75 million of Joe's over the 42 month term of the Agreement. Additionally, Itochu shall have the right to develop, produce and distribute certain apparel products bearing the Joe's and Joe's Jeans marks for which Joe 's shall receive a running royalty payment for each contract year equal to the aggregate amount of six percent of the net sales of all bottoms for both men and women of the Licensed Products, and five percent of the net sales of all tops for both men and women of the Licensed Products. As a part of the transaction, Itochu agreed to purchase the existing inventory of JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ.

      In the first quarter of fiscal 2004, Innovo Group ceased operations of JJJ. Innovo Group anticipates completing the dissolution of JJJ in the second quarter of fiscal 2004. We will continue to sell product in Japan through the licensing and distribution agreement with Itochu.

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

Blue Concept Division Acquisition

      On July 17, 2003, IAA entered into an asset purchase agreement, or APA with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the division known as the Blue Concept division, or the Blue Concept Division, of Azteca. The Blue Concept Division sells primarily denim jeans to American Eagle Outfitters, Inc, or AEO, a national retailer. Hubert Guez and Paul Guez, two of our substantial stockholders and parties to the APA, together have a controlling interest in Azteca. Based upon the Schedule 13D/A filed on March 9, 2004, Hubert Guez, Paul Guez and their affiliates beneficially owned in the aggregate approximately 26.47% of our common stock on a fully diluted basis.

      Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all of the existing employees of the Blue Division but did not assume any of the Blue Concept Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year convertible promissory note, or the Blue Concept Note. See "Management's Discussion and Analysis of Financial Condition and Results of Operation --Long Term Debt" for further discussion of the terms of the Blue Concept Note. On March 5, 2004 in accordance with the APA and Nasdaq rules, we conducted a special meeting of our stockholders to convert up to $12.5 million of the debt into up to 4,166,667 shares of our common stock. The conversion was approved by our stockholders and as a result, Azteca and the Guez brothers have initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA. As a result of this conversion, the Blue Concept Note was reduced from $21.8 million to $9.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Conversions" for a further discussion of the conversion of the Blue Concept Note.

      As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by our Blue Concept Division. Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly the customers of our Blue Concept Division. In addition to the customary obligations, the Supply Agreement requires that: (i) the we will submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) we will give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT will receive payment immediately upon receipt by us of invoices for our purchase orders; (iv) we will have a guaranteed profit margin on a "per unit" basis; and (v) the products to be supplied shall be subject to quality control measures by us and by the customer of the Blue Concept Division.

      Management and the board of directors entered into the acquisition of the Blue Concept Division for the following reasons: (i) the ability to enter into an acquisition with a seller with which we have a long-standing relationship;
(ii) the ability to acquire a profitable business that has a financial history of producing conservative profit margins with significant revenues; (iii) a strong customer relationship with AEO; (iv) the manufacturing relationships to produce products effectively and efficiently; and (v) the ability to acquire the personnel and talent of a profitable business. Further, although there can be no assurance the Blue Concept Division is expected to increase our revenue growth and is expected to maintain positive cash flows. For the year ended November 29, 2003, our Blue Concept Division accounted for $27,760,000, or 33% of our net revenue. Furthermore, the APA protects us if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Long Term Debt" for further discussion of the above referenced "downside" protections. As noted above, Azteca is controlled by our significant stockholders, Hubert Guez and Paul Guez, brothers who were also individual parties to the transaction.

Betsey Johnson(R) License

      On February 6, 2004, through IAA, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson(R) apparel brand. The license agreement provides for the exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. The license agreement allows for an initial four-year term with a renewal option subject to certain sales levels being met. We are required to pay royalties of eight percent on net sales and spend two percent of net sales on advertising. The license agreement provides that certain minimum guaranteed royalties and minimum net sales must be met in each annual period. The minimum royalties to be paid in the aggregate are $1.28 million and minimum net sales range form $2.5 million to $5.5 million. The agreement may be renewed upon expiration of the initial 4 year term for an additional three years. We anticipate introducing the Betsey Johnson(R) products in the third quarter of 2004.

Beyond Blue, Inc. Master Distribution Agreement

      On February 16, 2004, our Joe's subsidiary entered into a Master Distribution Agreement, or MDA, with Beyond Blue, Inc., or Beyond Blue, whereby Joe's granted Beyond Blue exclusive distribution rights for Joe's products outside the United States. Beyond Blue, a Los Angeles-based company that specializes in international consulting, distribution and licensing for apparel products, secured an exclusive right to distribute Joe's products outside the United States, subject to current license agreements such as the license with Itochu and Joe's Canadian distributor remaining in place. Under the MDA, Beyond Blue will be establishing sub-distributors and sales agents in certain international markets through sub-distribution agreements. These sub-distribution agreements shall govern, but not be limited to, such items as:
(i) minimum sample charges paid by each sub-distributor; (ii) minimum advertising requirements to be borne by each sub-distributor; and (iii) an assignment provision that allows Joe's to take over the sub-distribution agreements in the event that Beyond Blue defaults under the MDA. The MDA also provides for the continuation of existing distribution agreements, such as the Itochu Agreement. The term of the MDA shall be for three years, subject to Beyond Blue purchasing certain minimum amounts of product from Joe's during three annual periods, with the first annual period being for 18 months. The MDA was entered into in an effort to capitalize upon Joe's international brand recognition, to utilize Beyond Blue's experience in international distribution of high-end fashion denim apparel lines and to manage international distribution through the use of sub-distributors and sales agents in foreign markets.

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

Management's Discussion of Critical Accounting Policies

      We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in "Note 2 - Summary of Significant Accounting Polices" of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 29, 2003 are also important to an understanding of our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      Revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point. We record estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances, based upon a percentage of sales. We also allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated and an allowance is provided at the time of sale.

Accounts Receivable--Allowance for Returns, Discounts and Bad Debts

      We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and charge-backs based on our historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount.

      For the three-months ended February 28, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $2,261,000 compared to $2,158,000 for the year ended November 29, 2003.

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

      When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. No impairment indicators existed as of February 28, 2004. Changes in estimated cash flows or the discount rate assumptions in the future could require us to record impairment charges for the assets.

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

Recently Issued Financial Accounting Standard

      In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption did not have a material impact on Innovo Groups' consolidated results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption did not have a material impact on Innovo Group's consolidated results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks arising from transactions in the normal course of our business, and from debt incurred in connection with the knit acquisition and the acquisition of the Blue Concept Division from Azteca. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

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

      Our products are manufactured by contractors located in Los Angeles, Mexico and/or Asia, including, Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer. For the quarter ended February 28, 2004, 27% of our apparel and accessory products were manufactured outside of North America. The rest of our accessory and apparel products were manufactured in the United States (13%) and Mexico (60%). All of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca or its affiliates.

ITEM 4. CONTROLS AND PROCEDURES

      As of February 28, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 15d-15.

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

      The primary reasons for the lack of adequate preparation of account reconciliations and analysis to accurately prepare our annual financial statements include, but are not limited to: (i) our significant growth in fiscal 2003 in both size and complexity, which significantly increased the number of accounting transactions from prior reporting periods; for example, our net sales increased from $29,609,000 for fiscal 2002 to $83,129,000 in fiscal 2003, or a 181% increase; in fiscal 2003 we acquired the Blue Concept Division; and we began shipping branded products under our license agreements for the Fetish(TM) and Shago(R) marks for the first time; (ii) the introduction of new operating software to track production, delivery and sales of our products during the third quarter of 2003; (iii) the loss of key accounting personnel during completion of account reconciliations and analysis after our fiscal year end; and (iv) certain accounting personnel were not sufficiently competent to adequately reconcile and analyze certain accounts.

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

      These material weaknesses have been discussed in detail among the audit committee of our board of directors, the board of directors, management and Ernst & Young. We have assigned the highest priority to the correction of these material weaknesses, and management and our audit committee are committed to addressing and resolving them fully. On February 22, 2004, the audit committee of our board of directors instructed management to improve the overall level of our disclosure and internal controls by increasing the number and competency of accounting personnel, including the hiring of a controller and/or chief accounting officer at IGI, who would report directly to our Chief Financial Officer. The audit committee instructed management to hire, subject to audit committee approval, a controller with sufficient experience to function as the chief accounting officer of a public company with appropriate public accounting experience. Management has taken certain steps to improve its controls and procedures since the end of fiscal 2003, including, but not limited to: (i) hiring of additional qualified accounting personnel in positions that are responsible for cost accounting and accounts receivable; and (ii) engaging an executive search firm to assist it in the search process for a controller with sufficient experience to function as the chief accounting officer. Management will use its best efforts to find a suitable person for this position prior to the end of our second quarter of fiscal 2004.

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

      We are confident that our financial statements for the fiscal year ended November 29, 2003 and for the three-months ended February 28, 2004 fairly present, in all material respects, our financial condition, results of operations and cash flows.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Although we may be subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business. We do not believe that it is probable that the outcome of any individual action would have a material adverse effect in the aggregate on our financial condition. We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate on our financial condition.

ITEM 2. CHANGES IN SECURITIES

      Subsequent to end of the first quarter of fiscal 2004, on March 5, 2004, in connection with an asset purchase agreement with Azteca and the Guez brothers for the acquisition of the Blue Concept Division from Azteca and pursuant to Nasdaq rules, we conducted a special meeting of our stockholders to approve the conversion of approximately $12.5 million of the $21.8 million seven-year convertible promissory note issued in connection with the acquisition into a maximum of 4,166,667 shares of our common stock. The conversion was approved by our stockholders and as a result, Azteca has initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept asset purchase agreement. The Azteca Conversion Shares were initially issued in reliance upon Section 4(2) of the 1933 Act, which provides an exemption from registration for shares not issued in a public offering to a single entity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 5, 2004, we filed a Definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission relating to a special meeting of our stockholders to be held on March 5, 2004. The purpose of the special meeting was to vote on a proposal to approve the conversion of $12.5 million in outstanding principal amount of our indebtedness into a maximum of 4,166,667 shares of our common stock. The special meeting was required to be conducted in connection with the convertible promissory note issued in connection with the asset purchase agreement with Azteca and the Guez brothers for the acquisition of the Blue Concept Division from Azteca and pursuant to Nasdaq rules. Our Board of Directors fixed the close of business on February 4, 2004 as the record date for identifying those stockholders entitled to notice of, and to vote, at the special meeting. On February 6, 2004, the notice of special meeting, proxy statement and proxy cards were first mailed to stockholders. On March 5, 2004, after the end of the quarter covered in this Quarterly Report on Form 10-Q, we conducted the special meeting of our stockholders The conversion was approved by our stockholders and as a result, Azteca has initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept asset purchase agreement. The Azteca Conversion Shares were initially issued in reliance upon Section 4(2) of the 1933 Act, which provides an exemption from registration for shares not issued in a public offering to a single entity.

      On March 5, 2004, a total of 16,698,574 shares were represented at the meeting, which reflected approximately 65% of the total shares outstanding, which was 25,784,850 as of February 4, 2004, the record date of the special meeting. The vote totals on the one proposal were as follows:

                              %                   Shares
                              -                   ------
         For                 99%                16,513,716
         Against              *%                   183,510
         Abstain              *%                     1,348

*     Represents less than 1%.

ITEM 5. OTHER INFORMATION

      NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit
Number        Description                                                          Document if Incorporated by Reference
------        -----------                                                          -------------------------------------
2.1           Asset Purchase Agreement dated July 17, 2003 by and among Innovo     Exhibit 2.1 to Current Report on Form 8-K
              Azteca Apparel, Inc., Azteca Production International, Inc.,         dated July 18, 2003 filed on August 1, 2003
              Hubert Guez  and Paul Guez

2.2           Asset Purchase Agreement dated August 16, 2001 by and among Innovo   Exhibit 2.1 to Current Report on Form 8-K
              Group Inc., Innovo Apparel, Inc. and Azteca Production               dated September 10, 2001
              International, Inc.

3.1           Fifth Amended and Restated Certificate of Incorporation of the       Exhibit 10.73 to Annual Report on Form 10-K
              Registrant                                                           for the year ended November 30, 2000 filed on
                                                                                   March 15, 2001

3.2           Amended and Restated Bylaws of Registrant                            Exhibit 4.2 to Registration Statement on Form
                                                                                   S-8 (file no. 33-71576) filed on November 12,
                                                                                   1993

4.1           Article Four of the Registrant's Amended and Restated Certificate    Exhibit 10.73 to Annual Report on Form 10-K
              of Incorporation (included in Exhibit 3.1 filed herewith)            for the year ended November 30, 2000 filed on
                                                                                   March 15, 2001

4.2           Certificate of Resolution of Designation, Preferences and Other      Exhibit 4.2 to Quarterly Report on Form 10-Q/A
              Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A      for the period ended June 1, 2002 filed on
              dated April 4, 2002                                                  July 25, 2002

4.3           Amendment to Certificate of Resolution of Designation, Preferences   Exhibit 4.3 to Quarterly Report on Form 10-Q/A
              and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock,     for the period ended June 1, 2002 filed on
              Series A, dated April 14, 2002.                                      July 25, 2002

4.4           Form of Stock Purchase and Subscription Agreement between Innovo     Exhibit 4.1 to Quarterly Report on Form 10-Q
              Group Inc. and purchasers dated as of March 19, 2003 and March 26,   for the period ended May 31, 2003 filed on
              2003                                                                 July 15, 2003

4.5           Placement Agent Agreement between Innovo Group Inc. and Sanders      Exhibit 4.2 to Quarterly Report on Form 10-Q
              Morris Harris, Inc. dated June 23, 2003                              for the period ended May 31, 2003 filed on
                                                                                   July 15, 2003

4.6           Common Stock Purchase Warrant Agreement between Innovo Group Inc.    Exhibit 4.3 to Quarterly Report on Form 10-Q
              and Sanders Morris Harris, Inc. dated June 30, 2003                  for the period ended May 31, 2003 filed on
                                                                                   July 15, 2003

4.7           Registration Rights Agreement between Innovo Group Inc and certain   Exhibit 4.4 to Quarterly Report on Form 10-Q
              purchasers dated June 30, 2003                                       for the period ended May 31, 2003 filed on
                                                                                   July 15, 2003

4.8           Placement Agent Agreement between Innovo Group Inc. and Pacific      Exhibit 4.4 to Quarterly report on Form 10-Q/A
              Summit Securities dated July 30, 2003, as amended on August 6, 2003  for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

4.9           Common Stock Purchase Warrant Agreement between Innovo Group Inc.    Exhibit 4.5 to Quarterly Report on Form 10-Q/A
              and certain purchasers dated August 29, 2003                         for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

4.10          Registration Rights Agreement between Innovo Group Inc and certain   Exhibit 4.6 to Quarterly Report on Form 10-Q/A
              purchasers dated August 29, 2003                                     for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

4.11          Form of Securities Purchase Agreement dated December 1, 2003         Exhibit 4 to Current Report on Form 8-K dated
                                                                                   December 1, 2003 filed on December 2, 2003

10.1          Note executed by NASCO, Inc. and payable to First Independent        Filed with Amendment No. 2 to the Registration
              Bank, Gallatin, Tennessee in the principal amount of $950,000        Statement on Form S-1(file no. 33-51724) filed
              dated August 6, 1992                                                 November 12, 1992

10.2          Authorization and Loan Agreement from the U.S. Small Business        Filed with Amendment No. 2 to the Registration
              Administration, Nashville, Tennessee dated July 21, 1992             Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.3          Indemnity Agreement between NASCO, Inc. and First Independent        Filed with Amendment No. 2 to the Registration
              Bank, Gallatin, Tennessee                                            Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.4          Compliance Agreement between NASCO, Inc. and First Independent       Filed with Amendment No. 2 to the Registration
              Bank, Gallatin, Tennessee                                            Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.5          Assignment of Life Insurance Policy upon the life of Patricia        Filed with Amendment No. 2 to the Registration
              Anderson-Lasko to First Independent Bank, Gallatin, Tennessee        Statement on Form S-1(file no. 33-51724) filed
              dated July 31, 1992                                                  November 12, 1992

10.6          Guaranty of Patricia Anderson on behalf of NASCO, Inc. in favor of   Filed with Amendment No. 2 to the Registration
              First Independent Bank, Gallatin, Tennessee dated August 6, 1992     Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.7          Guaranty of Innovo Group Inc. on behalf of NASCO, Inc. in favor of   Filed with Amendment No. 2 to the Registration
              First Independent Bank, Gallatin, Tennessee dated August 6, 1992     Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.8          Guaranty of Innovo Group, Inc. on behalf of NASCO, Inc. in favor     Filed with Amendment No. 2 to the Registration
              of First Independent Bank, Gallatin, Tennessee dated August 6, 1992  Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.9          Guaranty of NASCO Products, Inc. on behalf of NASCO, Inc. in favor   Filed with Amendment No. 2 to the Registration
              of First Independent Bank, Gallatin, Tennessee dated August 6, 1992  Statement on Form S-1(file no. 33-51724) filed
                                                                                   November 12, 1992

10.10         Merger Agreement between Innovo Group Inc and TS Acquisition, Inc.   Exhibit 10.1 to Current Report on Form 8-K
              and Thimble Square, Inc. and the stockholders of Thimble Square      dated April 12, 1996 filed on April 29, 1996
              Inc. dated April 12, 1996

10.11         Property Acquisition Agreement between Innovo Group Inc., TS         Exhibit 10.2 to Current Report on Form 8-K
              Acquisition, Inc., Philip Schwartz and Lee Schwartz dated April      dated April 12, 1996 filed on April 29, 1996
              12, 1996

10.12         Common Stock and Warrant Purchase Agreement between Innovo Group     Exhibit 10.63 to Current Report on Form 8-K/A
              Inc. and Commerce Investment Group LLC dated August 11, 2000         dated August 11, 2000 filed on September 15,
                                                                                   2000

10.13         Warrant Agreement between Innovo Group Inc. and Commerce             Exhibit 10.64 to Current Report on Form 8-K/A
              Investment Group LLC dated August 11, 2000                           dated August 11, 2000 filed on September 15,
                                                                                   2000

10.14         Investor Rights Agreement between Innovo Group Inc., the Furrow      Exhibit 10.65 to Current Report on Form 8-K/A
              Group, the Board Members and Commerce Investment Group LLC dated     dated August 11, 2000 filed on September 15,
              August 11, 2000                                                      2000

10.15         Investor Rights Agreement dated October 31, 2000 between Innovo      Exhibit 10.75 to Annual Report on Form 10-K for
              Group Inc., the Furrow Group, the Board Members and Third            the period ended November 30, 2000 filed on
              Millennium Properties, Inc. JAML, LLC and Innovation, LLC [sic]      March 15, 2001

10.16         Common Stock and Warrant Purchase Agreement between Innovo Group     Exhibit 10.79 to Quarterly Report on Form 10-Q
              Inc. and JD Design, LLC dated February 7, 2001                       for the period ended March 3, 2001 filed on
                                                                                   April 17, 2001

10.17         Stock Purchase Warrant between Innovo Group Inc. and JD Design,      Exhibit 10.80 to Quarterly Report on Form 10-Q
              LLC dated February 7, 2001                                           for the period ended March 3, 2001 filed on
                                                                                   April 17, 2001

10.18         Employment Agreement between Innovo Group Inc. and Joe Dahan dated   Exhibit 10.81 to Quarterly Report on Form 10-Q
              February 7, 2001                                                     for the period ended March 3, 2001 filed on
                                                                                   April 17, 2001

10.19         Stock Incentive Agreement between Innovo Group Inc. and Joe Dahan    Exhibit 10.82 to Quarterly Report on Form 10-Q
              dated February 7, 2001                                               for the period ended March 3, 2001 filed on
                                                                                   April 17, 2001

10.20         License Agreement between Innovo Group Inc and JD Design, LLC        Exhibit 10.83 to Quarterly Report on Form 10-Q
              dated February 7, 2001                                               for the period ended March 3, 2001 filed on
                                                                                   April 17, 2001

10.21         Form of Investment Letter relating to purchase of $100 Redeemable    Exhibit 10.85 to Quarterly Report on Form
              8% Cumulative Preferred Stock, Series A, of Innovo Group Inc.        10-Q/A for the period ended June 1, 2002 filed
              dated April 4, 2002                                                  on July 25, 2002

10.22         Form of Limited Partnership Agreement relating to Metra Capital      Exhibit 10.86 to Quarterly Report on Form
              LLC and Innovo Realty, Inc. as limited partners                      10-Q/A for the period ended June 1, 2002 filed
                                                                                   on July 25, 2002

10.23         Form of Sub-Asset Management Agreement between Metra Management,     Exhibit 10.87 to Quarterly Report on Form
              L.P., Innovo Realty Inc. and a Sub-Asset Manager                     10-Q/A for the period ended June 1, 2002 filed
                                                                                   on July 25, 2002

10.24         Distribution of Cash Flow and Capital Events Proceeds Letter         Exhibit 10.88 to Quarterly Report on Form
              Agreement dated April 5, 2002, between Innovo Realty, Inc., Innovo   10-Q/A for the period ended June 1, 2002 filed
              Group Inc., Income Opportunity Realty Investors, Inc.,               on July 25, 2002
              Transcontinental Realty Investors, Inc., American  Realty
              Investors, Inc., and Metra Capital, LLC

10.25         Distribution of Capital Events Letter Agreement dated April 5,       Exhibit 10.89 to Quarterly Report on Form
              2002, between Metra Capital, LLC, Innovo Realty, Inc., Innovo        10-Q/A for the period ended June 1, 2002 filed
              Group Inc., Income Opportunity Realty Investors, Inc.,               on July 25, 2002
              Transcontinental Realty Investors, Inc., and American Realty
              Investors, Inc.

10.26         Reimbursement of Legal Fees Letter dated April 5, 2002 between       Exhibit 10.90 to Quarterly Report on Form
              Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty    10-Q/A for the period ended June 1, 2002 filed
              Investors, Inc., Transcontinental Realty Investors, Inc., American   on July 25, 2002
              Realty Investors, Inc. and Third Millennium Partners, LLC

10.27         Nonqualified Stock Option Agreement between Innovo Group Inc. and    Exhibit 10.85 to Form S-8 filed on January 17,
              Samuel J. Furrow dated June 5, 2001                                  2003

10.28         Nonqualified Stock Option Agreement between Innovo Group Inc. and    Exhibit 10.86 to Form S-8 filed on January 17,
              Patricia Anderson-Lasko dated June 5, 2001                           2003

10.29         Nonqualified Stock Option Agreement between Innovo Group Inc. and    Exhibit 10.87 to Form S-8 filed on January 17,
              Samuel J. Furrow dated December 11, 2002                             2003

10.30         Nonqualified Stock Option Agreement between Innovo Group Inc. and    Exhibit 10.88 to Form S-8 filed on January 17,
              Patricia Anderson-Lasko dated December 11, 2002                      2003

10.31         Letter of Intent regarding License Agreement between Mattel, Inc.    Exhibit 10.91 to the Annual Report on Form 10-K
              and Innovo Group Inc. dated July 25, 2002                            for the year ended November 30, 2003 filed on
                                                                                   March 17, 2003

10.32         License Agreement between Bravado International Group Inc. and       Exhibit 10.93 to the Annual Report on Form 10-K
              Innovo Azteca Apparel, Inc. dated October 15, 2002                   for the year ended November 30, 2003 filed on
                                                                                   March 17, 2003

10.33         Trademark License Agreement between Blondie Rockwell, Inc. and       Exhibit 10.13 to the Quarterly Report on Form
              Innovo Azteca Apparel, Inc. dated as of February 13, 2003            10-Q/A for the period ended August 30, 2003
                                                                                   filed on October 17, 2003.

10.34         First Amendment to Trademark License Agreement between Blondie       Exhibit 10.14 to Quarterly Report on Form
              Rockwell, Inc. and Innovo Azteca Apparel, Inc. effective as of       10-Q/A for the period ended August 30, 2003
              September 8, 2003                                                    filed on October 17, 2003.

10.35         Second Amendment to Trademark License Agreement between Innovo       Exhibit 10.35 to the Annual Report on Form 10-K
              Group Inc. and Blondie Rockwell, Inc. dated effective as of          for the year ended November 29, 2003 filed on
              February 18, 2004                                                    February 27, 2004

10.36         Promissory Note between Innovo Group Inc. and Marc Crossman dated    Exhibit 10.97 to the Quarterly Report on Form
              February 7, 2003                                                     10-Q for the period ending March 1, 2003 filed
                                                                                   on April 15, 2003

10.37         Promissory Note between Innovo Group Inc. and Marc Crossman dated    Exhibit 10.98 to the Quarterly Report on Form
              February 13, 2003                                                    10-Q for the period ending March 1, 2003 filed
                                                                                   on April 15, 2003

10.38         Second Amendment to Promissory Note between Innovo Group Inc. and    Exhibit 10.38 to the Annual Report on Form 10-K
              Marc Crossman dated February 9, 2003                                 for the year ended November 29, 2003 filed on
                                                                                   February 27, 2004

10.39         Second Amendment to Promissory Note between Innovo Group Inc. and    Exhibit 10.39 to the Annual Report on Form 10-K
              Marc Crossman dated February 9, 2003                                 for the year ended November 29, 2003 filed on
                                                                                   February 27, 2004

10.40         Supply Agreement between Innovo Group Inc. and Commerce Investment   Exhibit 10.1 to Quarterly Report on Form 10-Q
              Group, LLC dated August 11, 2000                                     for the period ended May 31, 2003 filed on July
                                                                                   15, 2003

10.41         Distribution Agreement between Innovo Group Inc. and Commerce        Exhibit 10.2 to Quarterly Report on Form 10-Q
              Investment Group, LLC dated August 11, 2000                          for the period ended May 31, 2003 filed on July
                                                                                   15, 2003

10.42         License Agreement between Innovo, Inc. and Michael Caruso &          Exhibit 10.3 to Quarterly Report on Form 10-Q
              Company, Inc. dated March 26, 2001 and Amendment Letter dated July   for the period ended May 31, 2003 filed on July
              26, 2002                                                             15, 2003

10.43         Amendment to License Agreement between Innovo Inc. and IP Holdings   Exhibit 10.92 to the Annual Report on Form 10-K
              LLC dated effective as of April 1, 2003                              for the year ended November 30, 2003 filed on
                                                                                   March 17, 2003

10.44         Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc.     Exhibit 10.4 to Quarterly Report on Form 10-Q/A
              and CIT Commercial Services                                          for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.45         Factoring Agreement dated June 1, 2001 between Innovo, Inc. and      Exhibit 10.6 to Quarterly Report on Form 10-Q/A
              CIT Commercial Services                                              for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.46         Factoring Agreement dated September 10, 2001 between Innovo Azteca   Exhibit 10.5 to Quarterly Report on Form 10-Q/A
              Apparel, Inc. and CIT Commercial Services                            for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.47         Inventory Security Agreement dated August 20, 2002 between Joe's     Exhibit 10.7 to Quarterly Report on Form 10-Q/A
              Jeans, Inc. and CIT Commercial Services                              for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.48         Inventory Security Agreement dated August 20, 2002 between Innovo    Exhibit 10.8 to Quarterly Report on Form 10-Q/A
              Azteca Apparel, Inc. and CIT Commercial Services                     for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.49         Inventory Security Agreement dated August 20, 2002 between Innovo,   Exhibit 10.9 to Quarterly Report on Form 10-Q/A
              Inc. and CIT Commercial Services                                     for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.50         Amendment to Factoring Agreement originally dated June 1, 2001       Exhibit 10.6 to Quarterly Report on Form 10-Q
              between Joe's Jeans, Inc. and CIT Commercial Services dated          for the period ended May 31, 2003 filed on July
              effective April 23, 2003                                             15, 2003

10.51         Amendment to Factoring Agreement originally dated June 1, 2001       Exhibit 10.8 to Quarterly Report on Form 10-Q
              between Innovo Inc. and CIT Commercial Services dated effective      for the period ended May 31, 2003 filed on July
              April 23, 2003                                                       15, 2003

10.52         Amendment to Factoring Agreement originally dated September 10,      Exhibit 10.7 to Quarterly Report on Form 10-Q
              2001 between Innovo Azteca Apparel, Inc. and CIT Commercial          for the period ended May 31, 2003 filed on July
              Services dated effective April 23, 2003                              15, 2003

10.53         Supply Agreement between Innovo Azteca Apparel, Inc. and AZT         Exhibit 10.1 to Current Report on Form 8-K
              International SA de CV dated July 17, 2003                           dated July 18, 2003 filed on August 1, 2003

10.54         Master Distribution and Licensing Agreement between Joe's Jeans,     Exhibit 10.3 to Quarterly Report on Form 10-Q/A
              Inc. and Itochu Corporation dated July 10, 2003                      for the period ended August 30, 2003 filed on
                                                                                   October 17, 2003

10.55         2000 Employee Stock Incentive Plan, as amended                       Exhibit 99.1 to Report on Form S-8 filed on
                                                                                   September 26, 2003

10.56         2000 Director Option Plan                                            Attachment E to Definitive Proxy Statement on
                                                                                   Schedule 14A filed on September 19, 2000

10.57         Sublease Agreement between Innovo Group Inc. and WRC Media Inc.      Exhibit 10.57 to the Annual Report on Form 10-K
              dated July 28, 2003                                                  for the year ended November 29, 2003 filed on
                                                                                   February 27, 2004

10.58         Agreement of Lease between 500-512 Seventh Avenue Limited            Exhibit 10.58 to the Annual Report on Form 10-K
              Partnership and WRC Media, Inc. dated as of March 2000 relating to   for the year ended November 29, 2003 filed on
              Sublease Agreement filed as Exhibit 10.57 hereto                     February 27, 2004

10.59         Assignment and Amendment of License Agreement, Amendment of          Exhibit 10.59 to the Annual Report on Form 10-K
              Guaranty and Consent Agreement among Innovo Azteca Apparel, Inc.,    for the year ended November 29, 2003 filed on
              B.J. Vines, Inc., and Blue Concept, LLC dated February 3, 2004       February 27, 2004

10.60         Letter License Agreement between B.J. Vines, Inc. and Blue Concept   Exhibit 10.60 to the Annual Report on Form 10-K
              LLC executed on January 8, 2004 relating to Assignment and           for the year ended November 29, 2003 filed on
              Amendment of License Agreement, Amendment of Guaranty and Consent    February 27, 2004
              Agreement filed as Exhibit 10.59 hereto

10.61         Master Distribution Agreement between Joe's Jeans, Inc. and Beyond   Exhibit 10.61 to the Annual Report on Form 10-K
              Blue, Inc. dated effective as of January 1, 2004                     for the year ended November 29, 2003 filed on
                                                                                   February 27, 2004

10.62         2004 Stock Incentive Plan                                            Attachment B to Definitive Proxy Statement on
                                                                                   Schedule 14A filed on April 13, 2004

21            Subsidiaries of the Registrant                                       Filed herewith

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

      (b)   Reports on Form 8-K

         Date                   Purpose
         ----                   -------
         December 2, 2003       To report a press release dated December 2, 2003
                                announcing the completion of a private placement to institutional and accredited investors of (i)
                                2,996,667 shares at a purchase price of $3.00 per share and (ii) warrants to purchase an additional 599,333 shares of our common stock at an exercise price of $4.00 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INNOVO GROUP INC.

April 13, 2004

                                         By: /s/ Samuel J. Furrow, Jr.
                                             -------------------------
                                              Samuel J. Furrow, Jr.
                                             Chief Executive Officer
                                          (Principal Executive Officer)


                                            By: /s/Marc B. Crossman
                                               --------------------
                                                Marc. B. Crossman
                                             Chief Financial Officer
                                          (Principal Financial Officer)