Form 10-Q
period 2004-05-29
INNOVO GROUP INC
filed 2004-07-13
CIK 844143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 29, 2004

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission File Number: 0-18926

                                INNOVO GROUP INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                11-2928178
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

              5804 East Slauson Avenue, Commerce, California 90040
               (Address of principal executive offices) (Zip Code)

                                 (323) 725-5516
              (Registrant's telephone number, including area code)

                                    NO CHANGE
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      As of July 13, 2004, there were 29,090,390 shares of the issuer's only class of common stock outstanding.

                                INNOVO GROUP INC.

                          QUARTERLY REPORT ON FORM 10-Q

Part I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements                                                  1

         Consolidated Condensed Balance Sheets                                 1

         Consolidated Condensed Statement of Operations                        2

         Consolidated Condensed Statement of Cash Flows                        3

         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16


Item 3.  Quantitative and Qualitative Disclosures about Market Risk           56

Item 4.  Controls and Procedures                                              57

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    60

Item 2.  Changes in Securities and Use of Proceeds                            60

Item 3.  Defaults Upon Senior Securities                                      61

Item 4.  Submission of Matters to a Vote of Security Holders                  61

Item 5.  Other Information                                                    62

Item 6.  Exhibits and Reports on Form 8-K                                     62

         Signatures                                                           64

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       INNOVO GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                             05/29/04       11/29/03
                                                                           -----------    -----------
                                                                            (unaudited)
                                     ASSETS
 CURRENT ASSETS
       Cash and cash equivalents                                            $         7    $     7,248
       Accounts receivable and due from factor, net of allowance for
       customer credits and allowances of $2,026 (2004) and $2,158 (2003)         1,394          1,683
       Inventories                                                               11,596          7,524
       Prepaid expenses and other current assets                                    332          2,115
                                                                            -----------    -----------
 TOTAL CURRENT ASSETS                                                            13,329         18,570
                                                                            -----------    -----------

 PROPERTY, PLANT and EQUIPMENT, net                                               1,121          2,067
 GOODWILL                                                                        12,592         12,592
 INTANGIBLE ASSETS, NET                                                          12,374         13,058
 OTHER ASSETS                                                                        58             78
                                                                            -----------    -----------

 TOTAL ASSETS                                                               $    39,474    $    46,365
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Accounts payable and  accrued expenses                               $    11,160    $     6,128
       Due to factor                                                                263            332
       Due to related parties                                                       141            579
       Note payable to officer                                                      500            500
       Current maturities of long-term debt (including related parties)              93            168
                                                                            -----------    -----------
 TOTAL CURRENT LIABILITIES                                                       12,157          7,707

 LONG-TERM DEBT, less current maturities (including related parties)              9,632         22,176

 Commitments and Contingencies

 8% Redeemable preferred stock, $0.10 par value: Authorized shares-5,000,
 194 shares (2004) and (2003)                                                        --             --

 STOCKHOLDERS' EQUITY
       Common stock, $0.10 par - shares, Authorized 40,000
       Issued and outstanding  29,166 (2004), and 25,785 (2003)                   2,917          2,579
       Additional paid-in capital                                                71,582         59,077
       Accumulated deficit                                                      (53,523)       (41,824)
       Promissory note-officer                                                     (703)          (703)
       Treasury stock, 76 shares (2004) and (2003)                               (2,588)        (2,588)
       Accumulated other comprehensive loss                                          --            (59)
                                                                            -----------    -----------
 TOTAL STOCKHOLDERS' EQUITY                                                      17,685         16,482
                                                                            -----------    -----------

                   TOTAL LIABILITIES and STOCKHOLDERS' EQUITY               $    39,474    $    46,365
                                                                            ===========    ===========

 See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                Three Months Ended              Six Months Ended
                                             --------------------------    --------------------------
                                              05/29/04       05/31/03       05/29/04       05/31/03
                                             -----------    -----------    -----------    -----------
                                             (unaudited)    (unaudited)    (unaudited)    (unaudited)
NET SALES                                    $    30,023    $    12,013    $    46,627    $    23,928
COST OF GOODS SOLD                                26,593          8,655         40,327         17,311
                                             -----------    -----------    -----------    -----------
       Gross profit                                3,430          3,358          6,300          6,617

OPERATING EXPENSES
       Selling, general and administrative         8,935          3,596         15,817          6,383
       Depreciation and amortization                 414             85            869            164
                                             -----------    -----------    -----------    -----------
                                                   9,349          3,681         16,686          6,547

INCOME (LOSS) FROM OPERATIONS                     (5,919)          (323)       (10,386)            70

INTEREST EXPENSE                                    (279)          (215)          (698)          (365)
OTHER INCOME                                          65            109             85            234
OTHER EXPENSE                                       (630)           (74)          (692)           (97)
                                             -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                 (6,763)          (503)       (11,691)          (158)

INCOME TAXES                                         (35)           (10)             6             53
                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS)                            $    (6,728)   $      (493)   $   (11,697)   $      (211)
                                             ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE:
       Basic                                 $     (0.23)   $     (0.03)   $     (0.43)   $     (0.01)
       Diluted                               $     (0.23)   $     (0.03)   $     (0.43)   $     (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                      28,928         15,020         27,358         14,931
       Diluted                                    28,928         15,020         27,358         14,931

See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Six Months Ended
                                                    --------------------------
                                                     05/29/04       05/31/03
                                                    -----------    -----------
                                                    (unaudited)    (unaudited)

CASH USED IN OPERATING ACTIVITIES                   $    (7,349)   $    (1,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment in real estate                      98            853
Redemption of preferred shares                               --           (368)
Purchases of fixed assets                                  (116)          (103)
                                                    -----------    -----------
Cash (used in) provided by  investing activities    $       (18)   $       382

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                          $        --    $       (16)
Payments on notes payables and long term debt              (119)          (370)
Repayments of factor borrowings                             (69)           847
Proceeds from note payable to officer                        --            500
Proceeds from issuance of stock and
     exercise of stock options, net of expense              314            593
                                                    -----------    -----------
Cash provided by financing activities               $       126    $     1,554

Effect of exchange rate on cash                              --             20

NET CHANGE IN CASH AND CASH EQUIVALENTS             $    (7,241)   $       660

CASH AND CASH EQUIVALENTS, at beginning of period         7,248            222
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, at end of period         $         7    $       882
                                                    ===========    ===========

See accompanying notes

                       INNOVO GROUP INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring and consolidating adjustments) considered necessary to present fairly the balance sheets, the results of operations and cash flows for the period reported. The accompanying unaudited condensed consolidated financial statements include the financial results of Innovo Group Inc. (Innovo Group) and all its wholly-owned subsidiaries (collectively, in these Notes to Consolidated Financial Statements as Innovo Group). All inter-company balances have been eliminated. As used in these accompanying notes to unaudited condensed consolidated financial statements, Innovo Group's subsidiaries include the following entities: Innovo, Inc., (Innovo), Joe's Jeans, Inc. (Joe's), Innovo Azteca Apparel, Inc. (IAA), Leaseall Management, Inc., (Leaseall) and Innovo Realty, Inc. (IRI).

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

      While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that the condensed consolidated financial statements and footnotes be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 29, 2003. Operating results for the three and six month period ended May 29, 2004, or second quarter of fiscal 2004, are not necessarily indicative of the results that may be expected for the year ended November 27, 2004.

NOTE 2 - INVENTORY

      Inventories are stated at the lower of cost, which is determined by the first-in-first-out method or market. Inventories consisted of the following (in thousands):

                                                     05/29/04       11/29/03
                                                    --------------------------

Finished goods                                      $     8,323    $    10,189
Work in progress                                          4,880            199
Raw materials                                             1,918          1,329
                                                    --------------------------
                                                         15,121         11,717
Less allowance for obsolescence and
    slow moving items                                    (3,525)        (4,193)
                                                    --------------------------
                                                    $    11,596    $     7,524
                                                    ==========================

NOTE 3 - LONG-TERM DEBT

      A summary of our long-term debt follows (in thousands):

                                                     05/29/04       11/29/03
                                                    --------------------------

First mortgage loan on Springfield property         $       425    $       476
Promissory note to Azteca (Blue Concepts)                 9,300         21,800
Promissory note to Azteca (Knit Div.)                        --             68
                                                    --------------------------
Total long-term debt                                      9,725         22,344
Less current maturities                                      93            168
                                                    --------------------------
Total long-term debt                                $     9,632    $    22,176
                                                    ==========================

      As used herein, Azteca means Azteca Production International, Inc., an entity which two of our substantial stockholders, Hubert Guez and Paul Guez, have a controlling interest.

NOTE 4 - DUE FROM FACTOR AND SHORT TERM DEBT

CIT Commercial Services

      On June 1, 2001, Innovo Group's subsidiaries, Innovo and Joe's, entered into accounts receivable factoring agreements with CIT Commercial Services, a unit of CIT Group, Inc. (CIT), which may be terminated with 60 days notice by CIT, on the anniversary date by Innovo or Joe's or earlier as may be permitted by the agreements. Under the terms of the agreements, Innovo or Joe's has the option to factor receivables with CIT on a non-recourse basis, provided the CIT approves the receivable in advance. Innovo or Joe's may, at their option, also factor non-approved receivables on a recourse basis. Innovo or Joe's continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer. Innovo or Joe's has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables. On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

      On or about August 20, 2002, each of Innovo and Joe's entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit the subsidiaries to obtain advances of up to 50% of the eligible inventory up to $400,000 each. According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the bank's prime rate plus 0.75% or 6.5% per annum.

      On or about June 10, 2003, the existing financial facilities with CIT for each of Innovo and Joe's were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on the first-in-first-out basis. In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe's and Innovo also with no fixed aggregate cap. IAA did not previously have an inventory security agreement with CIT. Under the factoring arrangements, Innovo Group though its subsidiaries may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that Innovo Group pays to CIT to factor accounts, on which CTI bears some of all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the bank's prime rate. Innovo Group has also established a letter of credit facility with CIT whereby Innovo Group can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided Innovo Group has availability on its inventory line of credit. In addition, Innovo Group also may elect to factor with CIT its receivables by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment. Innovo Group records its accounts receivable on the balance sheet net of receivable factored with CIT, since the factoring of receivable is non-recourse to Innovo Group. Further, in the event Innovo Group's loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on Innovo Group's balance sheet as "Due to Factor." At May 29, 2004, Innovo Group's loan balance with CIT was $9,316,000 and an aggregate amount of $327,000 of open letters of credit were outstanding. On June 10, 2003, cross guarantees were executed by and among Innovo, Joe's, and IAA and Innovo Group entered into a guarantee for its subsidiaries' obligations in connection with the amendments to the existing credit facilities. In connection with the agreements with CIT, all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables are pledged to CIT.

NOTE 5 - EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic earnings
(loss) per share and diluted earnings (loss) per share is as follows:

                                                 Three Months Ended              Six Months Ended
                                               (in thousands, except          (in thousands, except
                                                   per share data)               per share data)
                                             --------------------------    --------------------------
                                              05/29/04       05/31/03       05/29/04       05/31/03
                                             -----------    -----------    -----------    -----------
Basic EPS Computation:
Numerator                                    $    (6,728)   $      (493)   $   (11,697)   $      (211)
Denominator:
Weighted average common shares outstanding        28,928         15,020         27,358         14,931
                                             -----------    -----------    -----------    -----------

Total shares                                      28,928         15,020         27,358         14,931
                                             -----------    -----------    -----------    -----------

Basic EPS                                    $     (0.23)   $     (0.03)   $     (0.43)   $     (0.01)
                                             ===========    ===========    ===========    ===========

Diluted EPS Calculation:
Numerator                                    $    (6,728)   $      (493)   $   (11,697)   $      (211)
Denominator:
Weighted average common shares
outstanding                                       28,928         15,020         27,358         14,931
Incremental shares outstanding
from assumed exercise of options
and warrants                                          --             --             --             --
                                             -----------    -----------    -----------    -----------

Total shares                                      28,928         15,020         27,358         14,931
                                             -----------    -----------    -----------    -----------

Diluted EPS                                  $     (0.23)   $     (0.03)   $     (0.43)   $     (0.01)
                                             ===========    ===========    ===========    ===========


A total of 3,471,661 options and warrants were excluded from calculation of diluted EPS at May 29, 2004 because these options and warrants either had an exercise price in excess of the average market price of Innovo Group's common stock during the quarter or their effect would have been anti-dilutive.

A total of 8,214,604 options and warrants were excluded from calculation of diluted EPS at May 31, 2003 because these options and warrants either had an exercise price in excess of the average market price of Innovo Group's common stock during the quarter or their effect would have been anti-dilutive.

NOTE 6 - OTHER INCOME AND EXPENSE

      Other Income and Expense consists of the following:

                                                     Three Months Ended         Six Months Ended
                                                       (in thousands)             (in thousands)
                                                 -----------------------------------------------------
                                                  05/29/04      05/31/03      05/29/04      05/31/03
                                                 -----------   -----------   -----------   -----------
Rental, real estate, and management fee income   $        13   $        82   $        27   $       176
Realized/unrealized gain on foreign currency               5            --             5            27
Other items                                               47            27            53            31
                                                 -----------   -----------   -----------   -----------
Total other income                               $        65   $       109   $        85   $       234
                                                 ===========   ===========   ===========   ===========

Rental expense                                   $         6   $        20   $        13   $        43
Realized/unrealized loss on foreign currency              47            54           102            54
Loss on fixed asset disposal                               3            --             3            --
Asset impairment charge on rental property               574            --           574            --
                                                 -----------   -----------   -----------   -----------
Total other expense                              $       630   $        74   $       692   $        97
                                                 ===========   ===========   ===========   ===========

      Subsequent to the quarter ended May 29, 2004, management made a determination to offer for sale our former headquarters located in Springfield, Tennessee, which we have partially rented since relocating our headquarters. Management decided that maintaining the property was no longer a beneficial use of our working capital. As a result of the change in intended use and other impairment factors, Innovo Group recorded an impairment loss on the property of $574,000 reducing the carrying value from $1,174,000 to $600,000. The remaining mortgage balance on the property is approximately $425,000. The property will be reclassified as held for sale in the third quarter financial statements.

      In connection with the termination of Joe's Jeans Japan's operations, during the six months ended May 29, 2004, the accumulated other comprehensive loss resulting from the translation of the subsidiary's financial statements from yen to dollars was reclassified to the statement of operations, resulting in a $55,000 loss during the period.

NOTE 7 -INCOME TAXES

      Innovo Group income tax expense for the six months ended May 29, 2004 and May 31, 2003, respectively, represents estimated state and foreign income and franchise tax expense. For the 2004 period, Innovo Group recorded $6,000 of income tax, which represents estimated state taxes net of a tax benefit from the recovery of taxes previously paid in Japan. For the 2004 and 2003 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state and foreign taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 8 - STOCK COMPENSATION

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Innovo Group has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Innovo Group has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recorded in conjunction with the fair value of the options at the grant date and amortized over the option's vesting period, consistent with the method prescribed by SFAS No. 123, Innovo Group's net income (loss) would have been increased to the pro forma amounts indicated below for the six months ended May 29, 2004 and May 31, 2003:

                                                       Three Months Ended              Six Months Ended
                                                      (in thousands, except         (in thousands, except
                                                          per share data)               per share data)
                                                    --------------------------    --------------------------
                                                     05/29/04       05/31/03       05/29/04       05/31/03
                                                    --------------------------    --------------------------
Net loss as reported                                $    (6,728)   $      (493)   $   (11,697)   $      (211)
Add:
    Stock based employee compensation
    expense included in reported net loss, net of
    related tax effects                                      --             25             --             50
Deduct:
    Total stock based employee compensation
    expense determined under fair market value
    based method for all awards, net of related
    tax effects                                              92            142            184            295
                                                    --------------------------    --------------------------
Pro forma net loss                                  $    (6,820)   $      (610)   $   (11,881)   $      (456)
                                                    ==========================    ==========================

Net loss per share
    As reported - basic                             $     (0.23)   $     (0.03)   $     (0.43)   $     (0.01)
    As reported - diluted                           $     (0.23)   $     (0.03)   $     (0.43)   $     (0.01)

    Pro forma - basic                               $     (0.24)   $     (0.04)   $     (0.43)   $     (0.03)
    Pro forma - diluted                             $     (0.24)   $     (0.04)   $     (0.43)   $     (0.03)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003:

                                                      2003
                                                      ----
         Estimated dividend yield...................  0.0%
         Expected stock price volatility............   48%
         Risk-free interest rate....................  5.0%
         Expected life of options...................  4 yrs.

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

NOTE 9 - BLUE CONCEPT ACQUISITION

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

      Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all 30 of the existing employees of the Blue Concept Division, but did not assume any of the Blue Concept Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year, partially convertible promissory note (the Blue Concept Note). The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allowed Innovo Group, upon stockholder approval, to convert a portion of the Blue Concept Note into 3,125,000 shares of common stock valued at the greater of $4.00 per share or the market value of Innovo Group's common stock at the date stockholder approval is obtained. On March 5, 2004 in accordance with the APA and Nasdaq rules, Innovo Group conducted a special meeting of its stockholders to convert up to $12.5 million of the debt into up to 4,166,667 shares of common stock. The conversion was approved by stockholders and as a result, Azteca has initially been issued 3,125,000 shares of common stock at a conversion price of $4.00 per share with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA. As a result of this conversion, the Blue Concept Note was reduced from $21.8 million to $9.3 million and the shares issued pursuant to the conversion are subject to certain lock-up periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Conversions" for a further discussion of the conversion of the Blue Concept Note.

      In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period (Period I) following the closing of the acquisition, or $65 million during the 12 month period (Period II) following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of Innovo Group's common stock. In the event the Blue Concept Note is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than the decrease in Period I.

      In the event that principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance of such Blue Concept Note, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to Innovo Group. For these purposes, the locked-up shares shall be valued at $4.00 per share. Additionally, if during the 12-month period following the closing, AEO is no longer a customer of IAA, the locked-up shares will be returned to Innovo Group, and any amount remaining on the balance of the Blue Concept Note will be forgiven.

      In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all Locked Up Shares shall be returned to Innovo Group. In addition, IAA will pay to Sweet Sportswear, LLC, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an amount equal to 2.5% of IAA's revenues generated as a result of sales to AEO.

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

      The following table shows Innovo Group's unaudited pro forma consolidated results of operations for the six months ended May 29, 2004 and May 31, 2003 assuming the Blue Concept Division acquisition had occurred at the beginning of the respective fiscal years:


                                     Three Months Ended             Six Months Ended
                                   (in thousands, except         (in thousands, except
                                       per share data)               per share data)
                                 --------------------------    --------------------------
                                  05/29/04       05/31/03       05/29/04       05/31/03
                                 -----------    -----------    -----------    -----------
Net sales                        $    30,023    $    33,700    $    46,627    $    64,826
Net income (loss)                     (6,728)           348        (11,697)         1,731
Earnings (loss) per share:
Basic                            $     (0.23)   $      0.02    $     (0.43)   $      0.10
Diluted                          $     (0.23)   $      0.02    $     (0.43)   $      0.10

      Management and the board of directors entered into the Blue Concept acquisition for the following reasons: (i) Innovo Group was able to enter into an acquisition with a seller with which Innovo Group has a long-standing relationship; (ii) Innovo Group was able to acquire a profitable business that has (x) a financial history of producing conservative profit margins with significant revenues; (iii) Blue Concept had a strong customer relationship with AEO, (iv) the manufacturing relationships with Azteca to produce effectively and efficiently; and (v) was able to acquire the personnel and talent of a profitable business. Further, although there can be no assurance, the Blue Concept Division is expected to increase Innovo Group's revenue growth and is expected to maintain positive cash flows. In the second quarter of fiscal 2004, the Blue Concept Division accounted for $15,761,000 or 52% of our net revenue. Furthermore, the APA protects Innovo Group if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million.

      The acquisition of the Blue Concept Division was accounted for under the purchase method of accounting. Of the $21.8 million purchase price, $13.2 million was recorded as an intangible asset representing the value of the customer relationship, $361,000 was recorded as an intangible asset representing the fair value of the existing purchase orders at the closing of the acquisitions and the balance of the purchase price of $8.32 million was recorded as goodwill. The purchase price allocation was based upon a third party valuation.

NOTE 10 - REPORTABLE SEGMENTS

Current Operating Segments

      During the six-months ended May 29, 2004, Innovo Group continued to operate in two segments, accessories and apparel. The accessories segment represents Innovo Group's historical line of business as conducted by Innovo. The apparel segment is comprised of the operations of Joe's and IAA, both of which began in fiscal 2001, as a result of acquisitions. Innovo Group's real estate operations and real estate transactions of its Leaseall and IRI subsidiaries do not require substantial management oversight and have therefore been treated as "other" for purposes of segment reporting. The operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

      Innovo Group evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      Information for each reportable segment during each of the periods ending May 29, 2004 and May 31, 2003 is as follows:

      Three Months Ended 5/29/04     Accessories        Apparel          Other          Total
                                     --------------------------------------------------------
                                                         (in thousands)
Net Sales to External Customers      $     4,477    $    25,546    $        --    $    30,023
Gross Profit                                 970          2,460             --          3,430
Depreciation & Amortization                  (19)          (365)           (30)          (414)
Operating Loss                               (37)        (4,558)        (1,324)        (5,919)
Total Assets                               4,208         30,387          4,879         39,474


      Three Months Ended 5/31/03     Accessories        Apparel          Other          Total
                                     --------------------------------------------------------
                                                          (in thousands)
Net Sales to External Customers(1)   $     3,185    $     8,828    $        --    $    12,013
Gross Profit                                 765          2,593             --          3,358
Depreciation & Amortization                  (10)           (52)           (23)           (85)
Operating Income (Loss)                       68            333           (724)          (323)
Total Assets                               3,737         12,195          1,920         17,852

1. Excludes intercompany sales of $532,000 in the second quarter of fiscal 2003.

       Six Months Ended 5/29/04      Accessories        Apparel          Other          Total
                                     --------------------------------------------------------
                                                         (in thousands)
Net Sales to External Customers      $     8,092    $    38,535    $        --    $    46,627
Gross Profit                               1,843          4,457             --          6,300
Depreciation & Amortization                  (38)          (775)           (56)          (869)
Operating Loss                               (71)        (7,788)        (2,527)       (10,386)
Total Assets                               4,208         30,387          4,879         39,474


       Six Months Ended 5/31/03      Accessories        Apparel          Other          Total
                                     --------------------------------------------------------
                                                         (in thousands)
Net Sales to External Customers(2)   $     5,928    $    18,000    $        --    $    23,928
Gross Profit                               1,530          5,087             --          6,617
Depreciation & Amortization                  (17)          (104)           (43)          (164)
Operating Income (Loss)                      125          1,155         (1,210)            70
Total Assets                               3,737         12,195          1,920         17,852

2. Excludes intercompany sales of $906,000 in the six months ended May 31, 2003.

NOTE 11 - SUBSEQUENT EVENTS

Sale of Convertible Notes and Warrants

      Subsequent to the end of our second quarter of fiscal 2004, on June 15, 2004, June 18, 2004 and June 22, 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $2.5 million and will result in an additional $451,875 in aggregate gross proceeds upon exercise of the warrants. The convertible promissory notes in the aggregate principal amount of $2.5 million, together with common stock purchase warrants to purchase an aggregate of 312,500 shares of Innovo Group's common stock were sold to three "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act. The transaction documents executed with each purchaser were substantially similar.

      The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has a maturity date twelve months from the date of issuance. The convertible note is convertible at any time from the date of issuance into shares of common stock at a price per share equal to 110% of the average of the closing price of Innovo Group's common stock for the five trading days immediately prior to the date of issuance, which, for each purchaser, resulted in a conversion price of $1.53, $1.41 and $1.35, respectively. Innovo Group will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. Innovo Group has an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months. However, in the event that Innovo Group elects to prepay all or a portion of the convertible note, a purchaser may elect within 3 days to convert all or a portion of the note into common stock and thus prevent Innovo Group's prepayment of the convertible note.

      Each purchaser was also issued warrants to purchase shares of common stock. The number of shares that the purchaser will be eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants on a per share basis is equal to 110% of the average of the closing price of Innovo Group's common stock for the five trading days immediately prior to the date of issuance of the warrant, which, for each purchaser, resulted in an exercise price of $1.53, $1.41 and $1.35, respectively. The warrants expire five years from the date of issuance and are exercisable immediately. In connection with both the convertible notes and the warrants, Innovo Group entered into a registration rights agreement with each of the purchasers, whereby Innovo Group agreed to register for resale the shares underlying the convertible notes and warrants.

NOTE 12 - TERMINATION OF LICENSE AGREEMENTS

      As disclosed in Innovo Group's Quarterly Report on Form 10-Q for the three months ended February 28, 2004, filed with the Securities and Exchange Commission on April 13, 2004, Innovo Group has been re-evaluating the license agreements associated with its branded label apparel operating segments. As a result of this re-evaluation process, two of its branded label apparel licenses were terminated in the second quarter of fiscal 2004, as discussed in detail below.

Fetish(TM)

      On May 13, 2004, IAA mutually agreed to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish(TM) mark with Blondie Rockwell, Inc., the licensor of entertainment personality Eve's Fetish(TM) mark.

      On May 25, 2004, the parties executed a definitive Settlement Agreement and Release. Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish(TM) line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004. Furthermore, IAA agreed to pay to Blondie Rockwell a termination fee, which included unpaid and future accelerated royalties, in three installments over a three month period. As of July 13, 2004, Innovo Group has made two installment payments totaling $587,171 and has one installment payment in the amount of $250,000 remaining, which is payable on July 15, 2004. In exchange for the termination fee and accelerated royalties, IAA has no further obligation to pay any additional royalties on sales from the 2004 Fetish(TM) summer line, excess apparel inventory or unsold or returned merchandise. In addition, IAA continues to have the right to finish the production, marketing, distribution and sale of Fetish(TM) accessories identified in the Settlement Agreement through March 31, 2005, and will pay a royalty in the amount of 8% on all such accessory sales. As part of the Settlement Agreement and Release, Innovo Group executed a Guaranty Agreement to and in favor of Blondie Rockwell, Inc. guaranteeing payment in full and performance of all of IAA's obligations and liabilities in the Settlement Agreement and Release.

      In connection with the termination of the Fetish(TM) license agreement, IAA recorded a charge in the amount of $750,000 to reflect the termination payment as well as $1,355,000 representing the write-off of fixed assets related to the licensed brand and prepaid advertising license expenses. IAA also recorded a charge of $1,707,000 related to the write-down to estimated net realizable value of the Fetish(TM) inventory during the quarter ended May 29, 2004.

Hot Wheels(R)

      In July of 2002, IAA entered into a license agreement with Mattel, Inc. for Hot Wheels(R) branded adult apparel and accessories. Since that time, due to lack of interest in the consumer marketplace, IAA did not have any sales under this license agreement. Due to these and other factors, IAA terminated the license agreement for Hot Wheels(R) branded apparel and accessory products. In connection with the termination, IAA paid $70,000, representing the final payment of royalty obligations to Mattel. Due to the termination, IAA reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004 which represented the maximum contractual future royalty obligations originally due under the license agreement.

NOTE 13 - EXERCISE OF WARRANTS

      During the second quarter of fiscal 2004, Innovo Group issued 247,500 shares of its common stock in connection with the exercise of certain previously issued warrants. These warrants ranged in exercise price from $0.90 to $2.50. All but two of the warrants exercised expired on March 31, 2004. Two of the warrants exercised expired on December 19, 2005. On May 20, 2004, an aggregate of 168,500 warrants ranging in exercise price from $2.50 to $3.00 expired unexercised. These shares issued upon exercise of the warrants have been registered for resale by Innovo Group.

NOTE 14 - ASSET IMPAIRMENT

      Subsequent to the quarter ended May 29, 2004, management made a determination to offer for sale our former headquarters located in Springfield, Tennessee, which we have partially rented since relocating our headquarters. Management decided that maintaining the property was no longer a beneficial use of our working capital. As a result of the change in intended use and other impairment factors, Innovo Group recorded an impairment loss on the property of $574,000 reducing the carrying value from $1,174,000 to $600,000. The remaining mortgage balance on the property is approximately $425,000. The property will be reclassified as held for sale in the third quarter financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

      When used in this Quarterly Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "intend," "estimate," "continue," "believe" and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report of Form 10-K for the year ended November 29, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

      The following discussion provides information and analysis of our results of operations for the six month period ended May 29, 2004 and May 31, 2003, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Notes to Consolidated Condensed Financial Statements included elsewhere herein.

      We completed our acquisition of the Blue Concept Division from Azteca Production International, Inc., on July 17, 2003. The results of operations of the Blue Concept Division are included in our operating results from the date of acquisition. Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for a further discussion of the Blue Concept Division Acquisition.

Introduction

      This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the six month periods ended May 29, 2004 and May 31, 2003. This discussion should be read in conjunction with our Consolidated Condensed Financial Statements, Notes to Consolidated Condensed Financial Statements and supplemental information in Item 1 of this Quarterly Report on Form 10-Q for the period ended May 29, 2004. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed here, under the heading "Forward-Looking Statements" of this Quarterly Report on Form 10-Q for the period ended May 29, 2004 that could cause actual results to differ materially.

Executive Overview

      Our principal business activity involves the design, development and worldwide marketing of high quality consumer products for the apparel and accessory markets. We do not manufacture any apparel or accessory products, but may, from time to time at our cost, produce sample apparel and accessory products for new or existing customers or internal use. We sell our products to many retail, distributors and private label customers around the world. Retail customers and distributors purchase finished goods directly from us. Retail customers then sell the products through their retail stores and distributors sell our products to retailers in the international market place. Private label customers outsource the production and sourcing of their private label products to us and then sell through their own distribution channels. Private label customers are generally retail chains who desire to sell apparel and accessory products under their own brand name. We work with our private label customers to create their own brand image by custom designing products. In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms. We believe we have established a reputation among these private label buyers for the ability to arrange for the manufacture of apparel and accessory products on a reliable, expeditious and cost-effective basis.

      Our branded label products, which include accessories and apparel, are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand and/or mark or as a company-owned brand, such as indie(TM) for apparel and Friendship(TM) and Clear Gear(TM) for accessories. We then outsource the manufacturing and distribution of the branded products. We sell our branded products to retail customers or distributors. We are then obligated to pay a certain percentage of royalties on our net sales of the branded products to the licensor, if it is a licensed product. Since the beginning of the second quarter of fiscal 2004, we have reduced our non-denim branded apparel operations by the termination of our license agreement for Fetish(TM) apparel, the termination of our license agreement for Hot Wheels(R) apparel and accessories, and the cessation of production for Shago(R) apparel and accessories. Without these non-denim branded apparel licenses, as well as their respective royalty obligations, we have been able to reduce our headcount and direct our resources to focus primarily on denim wear and accessories. While there can be no assurance that this direction will result in profitability, we believe that these changes represent steps for growth and profitability in areas of proven ability. We continue to retain our branded accessory licenses for Fetish(TM) on a limited basis and Bongo(R), as well as our licenses for our branded denim and denim related apparel, such as Joe's Jeans(R), Betsey Johnson(R) and our new line, indie(TM).

Reportable Segments

      For the periods ended May 29, 2004 and May 31, 2003, we operated in two segments: apparel and accessories. The apparel segment is conducted by our Joe's Jeans, Inc., or Joe's, and Innovo Azteca Apparel, Inc., or IAA, subsidiaries, both of which are involved in the design, development and marketing of apparel products. The accessory segment, which represents our historical business, is conducted by our Innovo, Inc., or Innovo, subsidiary. The apparel and accessory operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

      Our real estate transactions and our other corporate activities are categorized under "other" and are represented by the operations of Innovo Group Inc., or IGI, the parent company, and our two-wholly owned subsidiaries, Leaseall Management Inc., or Leaseall, and Innovo Realty Inc., or IRI, which conduct our real estate operations. Our real estate operations do not currently require a substantial allocation of our resources and are not a significant part of management's daily operational functions.

Our Principal Sources of Revenue

Joe's

      Since its introduction in 2001, Joe's has gained national and international recognition, primarily in the women's denim market. However, since this introduction and beginning in fiscal 2003, Joe's has expanded its offerings to include women's sportswear and men's apparel items. Further, Joe's has announced that it is developing a new line of branded denim apparel under the direction of Joe's Jeans design team under the brand name indie(TM). indie(TM) will initially include women's denim jeans and skirts, tops and jackets, with the collection targeted for the fall/holiday season in 2004 on a limited basis and a full launch to better department and specialty stores for Spring of 2005.

IAA

      Under our IAA subsidiary, we design and market private and branded apparel products under various license agreements and other arrangements, such as purchase orders. The private label business represents our largest source of sales, both under IAA and in the aggregate of all our subsidiaries, primarily because of our knowledge, resources and experience particularly within the denim business. Through private label arrangements, we sell denim products primarily to American Eagle Outfitters, Inc., or AEO, and Target Corporation. We anticipate growth in private label sales throughout fiscal 2004 compared to previous reporting periods, primarily because we will have conducted a full fiscal year of sales to AEO as a result of the acquisition of the Blue Concept Division from Azteca.

      Since the beginning of fiscal 2004, we have been re-evaluating the license agreements in our branded label apparel operating segments. On May 25, 2004, we entered into a settlement agreement, or Settlement Agreement, whereby we terminated our license agreement for Fetish(TM) branded apparel with Blondie Rockwell, Inc., the licensor of entertainment personality Eve's Fetish(TM) mark. Under the terms of the Settlement Agreement, we continue to have the ability to market, distribute and sell the 2004 summer Fetish(TM) line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004 with no obligation to pay additional royalties on sales, in exchange for a termination fee, which included past and accelerated royalty payments. IAA agreed to pay to Blondie Rockwell the termination fee and accelerated royalty payments in three installments over a three month period. As of July 13, 2004, we have made two installment payments totaling $587,171 and have one installment payment in the amount of $250,000 remaining, which is payable on July 15, 2004. In addition, we continue to have the right to finish the production of, market, distribute and sell Fetish(TM) accessories already identified by the parties through March 31, 2005, and will pay royalties in the amount of 8% on net sales, as originally defined in the license agreement, on all such accessory sales.

      In June of 2004, we also terminated our license agreement with Mattel, Inc., or Mattel, for Hot Wheels(R) branded apparel and accessory products. Because we did not have any sales in fiscal 2003 or through the second quarter of fiscal 2004 under this license agreement due to lack of interest in the consumer marketplace, we were able to terminate the license agreement. In connection with the termination, we paid $70,000, representing the final payment of royalty obligations to Mattel. Due to the termination, we reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004, which represents the maximum contractual future royalty obligations due under the original license agreement.

      With respect to the license agreement for Shago(R) branded apparel and accessories, we have also been in discussion with Bravado International Group, Inc., the licensor of the entertainment personality Bow Wow's Shago(R) mark, regarding the future of the Shago(R) branded apparel. As of July 13, 2004, we have had discussions with representatives with the Shago(R) brand regarding its future, but have not yet formally terminated the license agreement. We believe that we will be able to terminate this license agreement amicably and on terms favorable to us, however, there can be no assurance that such a termination will take place. In the interim, we have ceased production on Shago(R) branded apparel and accessories.

      On February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our significant stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson(R) apparel brand. The license agreement provides for the exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. As of July 13, 2004, we have received a limited number of orders for our Betsey Johnson(R) branded apparel products. We believe this license agreement, because it is limited to denim and denim-related apparel, will allow us to utilize our strength in the denim and denim-related apparel market.

Innovo

      Our accessory business is conducted through our Innovo subsidiary. We produce craft accessories to sell to large retailers such as Wal-Mart and Michaels Stores, Inc, as well as private label and branded label accessories through license agreements under which we have licensed brands, such as Bongo(R) and Fetish(TM) or as company-owned brands, such as Friendship(TM) and Clear Gear
(TM). In addition, even though our IAA subsidiary has terminated certain of its branded apparel licenses, we have been granted permission to continue to finish the production and sale of accessories identified by the parties in the Settlement Agreement under the Fetish(TM) brand through March 31, 2005.

Strategic relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and affiliated companies

      Beginning in the summer of 2000, we entered into a series of transactions with two of our significant stockholders, Hubert Guez and Paul Guez, and their affiliated companies, such as Azteca Production International, Inc., or Azteca, and/or Commerce Investment Group LLC, or Commerce. The Guez brothers and their affiliated companies have in the aggregate more that fifty years of experience in the apparel industry with a specialty in denim apparel and related products. As discussed in greater detail below, our strategic relationship with the Guez brothers and their affiliated companies has had many tangible benefits for us.

      Our relationship with the Guez brothers began in the summer of 2000 when the Guez brothers through their affiliated company, Commerce, which the Guez brothers control, invested in our company. Pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants. An investor rights agreement also provides Commerce with a contractual right to nominate three individuals to our board of directors. Commerce has not exercised this right at this time. Based upon the Schedule 13D/A filed on May 18, 2004 and a Form 4 filed on May 20, 2004, the Guez brothers and/or their affiliates beneficially own in the aggregate approximately 24.98% of our common stock outstanding as of July 13, 2004.

      As part of Commerce's equity investment in our company, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network. Pursuant to a supply agreement and distribution agreement with Commerce, we agreed to purchase all of our accessory products, which at the time primarily consisted of denim tote bags and aprons, from Commerce and to have Commerce distribute these products out of its Los Angeles distribution facility. Commerce manufactures our accessory products out of its facilities in Mexico. These agreements were renewed in August 2002 for an additional two-year term and are automatically renewed for additional two-year terms unless terminated by either party with 90 days notice.

      Our strategic relationship with Commerce allowed us to close our domestic manufacturing and distribution facilities and to move forward with diversifying our product mix and offerings to include apparel products in addition to accessory products. In an effort to enter the apparel market quickly and efficiently we, through IAA, acquired Azteca's knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million. To further solidify our presence in the apparel market and enhance and complement our existing private label business, in July 2003, we acquired the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million dollars, or the Blue Concept Note. In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO. On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock initially, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement. As a result of this conversion, the Blue Concept Note has been reduced to $9.3 million.

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

      The following table sets forth certain statements of operations data for the three and six-month periods as indicated:

                                                       Three Months Ended
                                                         (in thousands)
                                    --------------------------------------------------------
                                     05/29/04       05/31/03       $ Change       % Change
                                    -----------    -----------    -----------    -----------
Net Sales                           $    30,023    $    12,013    $    18,010            150%
Cost of Goods Sold                       26,593          8,655         17,938            207
                                    -----------    -----------    -----------    -----------
Gross Profit                              3,430          3,358             72              2

Selling, General & Administrative         8,935          3,596          5,339            148
Depreciation & Amortization                 414             85            329            387
                                    -----------    -----------    -----------    -----------
Loss from Operations                     (5,919)          (323)        (5,596)         1,733

Interest Expense                           (279)          (215)           (64)            30
Other Income                                 65            109            (44)           (40)
Other Expense                              (630)           (74)          (556)            (A)
                                    -----------    -----------    -----------    -----------
Loss before Income Taxes                 (6,763)          (503)        (6,260)            (A)

Income Taxes                                (35)           (10)           (25)           250
                                    -----------    -----------    -----------    -----------

Net Loss                            $    (6,728)   $      (493)   $    (6,235)            (A)
                                    ===========    ===========    ===========

(A) Not Meaningful

                                                       Six Months Ended
                                                        (in thousands)
                                    --------------------------------------------------------
                                     05/29/04       05/31/03       $ Change       % Change
                                    -----------    -----------    -----------    -----------
Net Sales                           $    46,627    $    23,928    $    22,699             95%
Cost of Goods Sold                       40,327         17,311         23,016            133
                                    -----------    -----------    -----------    -----------
Gross Profit                              6,300          6,617           (317)            (5)

Selling, General & Administrative        15,817          6,383          9,434            148
Depreciation & Amortization                 869            164            705            430
                                    -----------    -----------    -----------    -----------
Income (Loss) from Operations           (10,386)            70        (10,456)            (A)

Interest Expense                           (698)          (365)          (333)            91
Other Income                                 85            234           (149)           (64)
Other Expense                              (692)           (97)          (595)            (A)
                                    -----------    -----------    -----------    -----------
Loss before Income Taxes                (11,691)          (158)       (11,533)            (A)

Income Taxes                                  6             53            (47)           (89)
                                    -----------    -----------    -----------    -----------

Net Loss                            $   (11,697)   $      (211)   $   (11,486)            (A)
                                    ===========    ===========    ===========

(A) Not Meaningful

Comparison of Three Months Ended May 29, 2004 to Three Months Ended May 31, 2003

Three Months Ended May 29, 2004 Overview

      For the three months ended May 29, 2004, or the second quarter of fiscal 2004, our net sales increased to $30,023,000 from $12,013,000 for the three months ended May 31, 2003, or the second quarter fiscal 2003, or a 150% increase. We generated a net loss of $6,728,000 for the second quarter of fiscal 2004 compared to a net loss of $493,000 for the second quarter fiscal 2003, or a 1,222% increase. As further discussed below, we have identified the issues associated with our continued losses in the second quarter of fiscal 2004 and we are taking steps to address these issues.

      The primary reasons for our net loss in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 were the following:

      o Lower gross margins as a result of: (i) sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories, (ii) $1,707,000 of additional charges taken against the remaining Fetish(TM) inventory, (iii) lower gross margins for Joe's Jeans as a result of a change in inventory purchasing, and (iv) an increased percentage of sales coming from private label apparel and accessories, which historically carry lower gross margins;

      o An increase in employee wages and related benefits of $1,266,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products;

      o An increase in advertising, marketing, tradeshow and related costs of $280,000 incurred in order to market the Joe's(R), Shago(R)and Fetish(TM)brands;

      o An increase in royalties and commissions associated with our Fetish(TM) and Shago(R) branded apparel products and the earnout associated with the Blue Concept Division purchase of $813,000;

      o     An increase in our legal and accounting fees of $336,000;

      o An increase in depreciation and amortization costs of $329,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in July 2003;

      o Costs of $2,105,000 associated with the termination of our Fetish(TM)license agreement; and

      o An asset impairment charge of $574,000 to reflect a change in the market value of our former manufacturing facility and headquarters in Springfield, Tennessee. See "Management's Discussion and Analysis of Financial Condition and Result of Operations - Other Income - Leasall" for a further discussion of our Springfield facility.

      As discussed above, we classify our business in two reportable segments. The following table sets forth certain statements of operations data by segment for the periods indicated.

  Three Months Ended
        5/29/04               Accessories        Apparel      Other (A)          Total
                              --------------------------------------------------------
                                                   (in thousands)
Net Sales                     $     4,477    $    25,546    $        --    $    30,023
Gross Profit                          970          2,460             --          3,430
Depreciation & Amortization           (19)          (365)           (30)          (414)
Interest Expense                      (21)          (241)           (17)          (279)


  Three Months Ended
       5/31/03                Accessories        Apparel      Other (A)          Total
                              --------------------------------------------------------
                                                   (in thousands)
Net Sales                     $     3,185    $     8,828    $        --    $    12,013
Gross Profit                          765          2,593             --          3,358
Depreciation & Amortization           (10)           (52)           (23)           (85)
Interest Expense                      (57)          (145)           (13)          (215)

  Three Months Ended
  5/29/04 to 5/31/04               Accessories                Apparel                 Other (A)               Total

                              $ Change    % Change     $ Change     % Change    $ Change    % Change   $ Change    % Change
                              ---------------------------------------------------------------------------------------------
                                                                       (in thousands)
Net Sales                     $  1,292          41%    $ 16,718         189%    $     --         N/A   $ 18,010         150%
Gross Profit                       205          27         (133)         (5)          --         N/A         72           2
Depreciation & Amortization         (9)         90         (313)        602           (7)         30       (329)        387
Interest Expense                    36         (63)         (96)         66           (4)         31        (64)         30

Net Sales

      Our net sales increased to $30,023,000 in the second quarter of fiscal 2004 from $12,013,000 in the second quarter of fiscal 2003, or a 150% increase. The primary reasons for this increase in our net sales were due to: (i) increased sales to our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe's Jeans in both the domestic and international markets; and (iii) sales from our Fetish(TM) branded apparel and accessory products. As previously discussed, we terminated our license agreement for Fetish(TM) branded apparel and accessory products on May 25, 2004. Based upon the termination of this and other branded apparel and accessory license agreements, we expect our net sales attributed to licensed branded labels to decrease in subsequent quarters.

Accessory

      Innovo

      Net sales for our accessory segment increased to $4,477,000 in the second quarter of fiscal 2004 from $3,185,000 in the second quarter of fiscal 2003, or a 41% increase. The increase is primarily a result of higher sales of Innovo's private label accessory products and continued sales of our Fetish(TM) branded accessory products.

                      Net Sales
                   ($ in thousands)                 % of Total Net Sales
                  -------------------               --------------------
                  Three Months Ended                 Three Months Ended
                  -------------------               --------------------
                  5/29/04    5/31/03     % Chg.     5/29/04     5/31/03
                  -------------------   --------    --------------------
Craft             $  1,327   $  1,231          8%         30%         39%

Private Label        1,993      1,506         32%         45%         47%

Branded              1,157        448        158%         26%         14%
                  -------------------
Total Net Sales   $  4,477   $  3,185         41%        100%        100%
                  ===================

      Craft Accessories

      Innovo's net sales from its craft accessories business increased to $1,327,000 in the second quarter of fiscal 2004 from $1,231,000 in the second quarter of fiscal 2003, or an 8% increase. Craft accessories sales accounted for 30% of Innovo's net sales in the second quarter of fiscal 2004 compared to 39% in the second quarter of fiscal 2003. Our net sales in the craft market remained relatively flat. However, our craft sales grew by 8% because certain orders that were scheduled to ship in February of our first quarter of fiscal 2004 were delayed and subsequently shipped in March of our second quarter of fiscal 2004.

      Private Label Accessories

      Innovo's net sales from its private label business increased to $1,993,000 in the second quarter of fiscal 2004 from $1,506,000 in the second quarter of fiscal 2003, or a 32% increase. Private label accessories sales accounted for 45% of Innovo's net sales in the second quarter of fiscal 2004. This increase was due to increased sales to a private label customer with which we did minimal business in the second quarter of fiscal 2003 and increased sales volume with one of our largest existing customers, AEO. In fiscal 2004, we expect sales to private label customers to increase as we continue to expand sales with existing customers and increase our customer base through the introduction of washed bags in other fabrications such as canvas and corduroy in addition to denim.

      Branded Accessories

      Innovo's net sales from its branded accessory business increased to $1,157,000 in the second quarter of fiscal 2004 from $448,000 the second quarter of fiscal 2003, or a 158% increase. Branded accessories sales accounted for 26% on Innovo's net sales in the second quarter of fiscal 2004 compared to 14% in the second quarter of fiscal 2003. Innovo's branded accessories carry the following brand names: Bongo(R), Fetish(TM), Friendship(TM) and Clear Gear(TM). Sales of branded accessories increased primarily as a result of the addition of sales of Fetish(TM) branded accessories products, which we did not have in the second quarter of fiscal 2003. As discussed previously, while IAA's license for Fetish(TM) branded apparel was terminated on May 25, 2004, Innovo will continue to have the right to finish the production of, market, distribution and sale of Fetish(TM) branded accessory products as identified in the Settlement Agreement through March 31, 2005. The parties have been in discussions to continue the license for the Fetish(TM) branded accessory products. However, if Innovo does not secure a separate license to continue the production, manufacture and sale of the Fetish(TM) branded accessory products beyond March 2005, Innovo expects its net sales from its branded accessory business to decrease in the same quarter for fiscal 2005.

      Net sales of Bongo(R) accessories, our second largest licensed accessories brand as measured by net sales, did not increase in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. The lack of sales growth is attributable to a shift in buying by some of our customers, which includes certain larger better department stores, away from low-end junior bags to higher-end and urban junior bags. As a result of this shift, we have changed and expanded our Bongo(R) branded line of bags to include a signature print series. We expect that this change and expansion in our Bongo(R) branded line of bags will result in an increase in sales in subsequent quarters, as we expect the product to be attractive to mid-tier retailers. Throughout the remainder of fiscal 2004, we anticipate net sales of certain other company-owned branded accessories, such as Friendship(TM) and Clear Gear(TM), to continue to decrease in future quarters of fiscal 2004 as we continue to sell off existing inventory.

Apparel

Joe's

      Joe's net sales increased to $4,394,000 in the second quarter of fiscal 2004 from $2,638,000 in the second quarter of fiscal 2003, or a 67% increase as a result of increased sales in both the domestic and international markets. The increase in net sales is attributable to a higher number of units of Joe's sold. At the end of the first quarter of fiscal 2004, we incurred a number of production delays that resulted in a decline in sales. In the second quarter of fiscal 2004, we completed the consolidation of Joe's production under the existing production department we use for our other private and branded label apparel products. As a result, we incurred fewer production delays and were able to fulfill the vast majority of our backlog. Further, throughout fiscal 2004, to increase Joe's net sales we have been expanding our collection of products to include pants in materials other than denim, and tops, such as shirts and jackets and expanding our denim pants line to include six fits that are tailored to different body types.

                      Net Sales                          % of Total
                   ($ in thousands)                       Net Sales
                  -------------------               --------------------
                  Three Months Ended                 Three Months Ended
                  -------------------   --------    --------------------
                   5/29/04    5/31/03     % Chg.     5/29/04     5/31/03
                  -------------------   --------    --------    --------

Domestic          $  3,028   $  1,705         78%         69%         65%

International        1,366        933         46%         31%         35%
                  -------------------
Total Net Sales   $  4,394   $  2,638         67%        100%        100%
                  ===================

      Domestic

      Joe's domestic net sales increased to $3,028,000 in the second quarter of fiscal 2004 from $1,705,000 in the second quarter of fiscal 2003, or a 78% increase. The increase in domestic net sales is attributable to a higher number of units Joe's sold in the domestic market. In order to increase Joe's net sales in the domestic market, we increased advertising spending to include billboards as well as print ads. We expect Joe's net sales to continue to grow throughout the remainder of fiscal 2004 based upon orders on-hand and a strong denim market in the United States.

      International

      Joe's net sales to international markets increased to $1,366,000 in the second quarter of fiscal 2004 from $933,000 in the second quarter of fiscal 2003, or a 46% increase. Currently, Joe's products are sold internationally primarily in Japan, France, England, Canada, Australia, Norway and Korea. The increase in international sales is attributable to an increase in the number of international markets into which Joe's is selling product and growth in Joe's key international markets. In fiscal 2004, we expect sales to international distributors to increase as a result of partnering with Beyond Blue. Beyond Blue is responsible for managing the existing relationships with Joe's international distributors and opening new territories by obtaining additional international sub-distributors and sales agents. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the international distribution agreement with Beyond Blue.

      IAA

      IAA's net sales increased to $21,151,000 in the second quarter of fiscal 2004 from $6,189,000 in the second quarter of fiscal 2003, or a 242% increase. IAA segregates its operations between two businesses: private label and branded apparel. IAA's increase in net sales is attributable to an increase in sales from its private label business, most notably due to sales within the Blue Concept Division, which we acquired from Azteca, Hubert Guez and Paul Guez in July 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the acquisition of the Blue Concept Division from Azteca. Due to limited continuing sales of Fetish(TM) and Shago(R) related apparel sold pursuant to the under the license agreements entered into during fiscal 2002 and 2003, IAA generated approximately only 12% of its net sales from its branded business in the second quarter of fiscal 2004. For the second quarter of fiscal 2004, net sales of Shago(R) and Fetish(TM) branded apparel were $228,000 and $2,392,000, respectively. For a further discussion of the termination of the Hot Wheels(R), and Fetish(TM) license agreements and the status of the Shago(R) license agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview."

                      Net Sales
                   ($ in thousands)                 % of Total Net Sales
                  -------------------               --------------------
                  Three Months Ended                 Three Months Ended
                  -------------------               --------------------
                   5/29/04    5/31/03     % Chg.     5/29/04     5/31/03
                  -------------------   --------    --------------------

Branded           $  2,620   $     68         (A)         12%          1%

Private Label       18,531      6,121        203%         88%         99%
                  -------------------
Total Net Sales   $ 21,151   $  6,189        242%        100%        100%
                  ===================

(A) Not Meaningful

      Private Label Apparel

      IAA's net sales from its private label business increased to $18,531,000 in the second quarter of fiscal 2004 from $6,121,000 in the second quarter of fiscal 2003, or a 203% increase. The increase in sales is attributable to sales generated as a result of acquisition of the Blue Concept Division from Azteca in July 2003. In fiscal 2004, we expect sales from IAA's private label division to increase as we anticipate benefiting from a full year's contribution of sales from the Blue Concept Division compared to only four months in fiscal 2003, as well as opening new private label accounts.

      Branded Apparel

      IAA's net sales from its branded apparel business increased to $2,620,000 in the second quarter of fiscal 2004 from $68,000 in the second quarter of fiscal 2003. Branded apparel sales accounted for 12% of IAA's net sales in the second quarter of fiscal 2004 compared to just 1% in the second quarter of fiscal 2003. Due to the termination of the license agreement for Fetish(TM) and Hot Wheels(R) branded apparel, as well as limited sales and the cessation of production under the existing Shago(R) license, we expect sales within our branded apparel business to be limited in the subsequent quarters of fiscal 2004. For a further discussion of the termination of the Hot Wheels(R) and Fetish(TM) license agreements and the status of the Shago(R) license agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview."

      In February 2004, we were assigned a license agreement with B.J. Vines, Inc., licensor of the Betsey Johnson(R) brand for the exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. As a result, we expect to generate sales under this license agreement in the fourth quarter in fiscal 2004. Production of the apparel under the Betsey Johnson(R) brand name is currently underway and we anticipate introducing the Betsey Johnson(R) products in the third quarter of fiscal 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion of the Betsey Johnson(R) license.

Gross Margin

      Our gross profit increased to $3,430,000 in the second quarter of fiscal 2004 from $3,358,000 in the second quarter of fiscal 2003, or a 2% increase. Overall, gross margin, as a percentage of net sales, decreased to 11% in the second quarter of fiscal 2004 from 28% in the second quarter of fiscal 2003. The decline was attributable to: (i) sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories at cost; (ii) a charge we recorded against our remaining slow moving and out-of-season Fetish(TM) branded apparel; (iii) an increased percentage of our sales coming from international distributors and domestic discounters, which carry lower margins; and (iv) a higher percentage of sales coming from private label apparel, which also carries lower margins.

Accessory

      Innovo

      Innovo's gross profit increased to $970,000 in the second quarter of fiscal 2004 from $710,000 in the second quarter of fiscal 2003, or a 37% increase. Innovo's gross margin was 22% in the second quarter of fiscal 2004 compared to 22% in the second quarter of fiscal 2003. Innovo's gross margin is a function of its product mix, such as private label, craft and branded accessory products, for a given period. Our craft and private label accessory products have traditionally experienced lower gross margins than our branded accessory products. Despite higher sales of higher margin branded accessories in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, gross margin remained at the same level primarily as a result of increased air freight due to late shipments. Increased air freight impacted gross margins by three percentage points.

Apparel

      Joe's

      Joe's gross profit increased to $1,417,000 in the second quarter of fiscal 2004 from $1,416,000 in the second quarter of fiscal 2003, or a 0.1% increase. Joe's gross margin decreased to 32% in the second quarter of fiscal 2004 from 54% in the second quarter of fiscal 2003 for the following two reasons: (i) increased sales to domestic discounters, and (ii) higher cost of goods sold. We had a higher level of sales to domestic discounters during the second quarter of fiscal 2004 than in the second quarter of fiscal 2003 because we chose to sell slow moving inventory at lower margins. Further, our cost of goods sold increased as a result of no longer being able to purchase finished goods from our domestic supplier at prices previously offered, which resulted in the need to change our inventory purchasing strategy during at the end of the second quarter of fiscal 2003 from buying finished goods to buying raw materials and outsourcing the manufacturing of our goods. Joe's cost to buy raw materials and outsource the manufacturing of its own goods was significantly higher than its cost to buy finished goods. However, we expect Joe's margins to continue to improve throughout the remainder of fiscal 2004 as a result of consolidating Joe's production under the existing production department we use for our other private and branded label apparel products.

      IAA

      IAA's gross profit decreased to $1,044,000 in the second quarter of fiscal 2004 from $1,176,000 in the second quarter of fiscal 2003, or an 11% decrease. IAA's gross margin decreased to 5% in the second quarter of fiscal 2004 from 19% in the second quarter of fiscal 2003. The decrease in gross margin is primarily attributable to lower gross margins associated with sales of private label apparel products, primarily sales associated with the purchase of the Blue Concept Division and lower gross margins associated with sales of our out-of-season and slow moving Shago(R) and Fetish(TM) inventory.

      Private Label Apparel

      IAA's private label gross profit increased to $2,868,000 in the second quarter of fiscal 2004 from $1,150,000 in the second quarter of fiscal 2003, or a 149% increase. IAA's private label gross margin decreased to 16% in the second quarter of fiscal 2004 from 19% in the second quarter of fiscal 2003. The decrease in gross margin is attributable to lower gross margins associated with sales as a result of the acquisition of the Blue Concept Division and the acquisition's related fixed margin supply agreement with Azteca.

      Branded Apparel

      IAA's branded apparel gross profit decreased to a loss of $1,824,000 in the second quarter of fiscal 2004 from a profit of $26,000 in the second quarter of fiscal 2003. IAA's branded apparel gross margins decreased to negative 70% in the second quarter of fiscal 2004 from positive 38% in the second quarter of fiscal 2003. The decrease in gross margin is attributable to charges we took against our Fetish(TM) inventory as a result of termination of the license agreement. In the second quarter of fiscal

2004 we recorded a charge of an additional $444,000 against out-of-season Fall and Holiday Fetish(TM) inventory, and we recorded a charge of an additional $1,263,000 against Spring and Summer Fetish(TM) inventory.

Selling, General and Administrative Expense

      Selling, general and administrative, or SG&A, expenses increased to $8,935,000 in the second quarter of fiscal 2004 from $3,694,000 in the second quarter of fiscal 2003, or a 142% increase.

      The SG&A increase in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 is largely a result of the following factors: (i) an increase in advertising expenditures to establish and market our Fetish(TM), Shago(R) and Joe's(R) branded products through both advertising and tradeshows;
(ii) the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products and the addition of the personnel hired in connection with acquisition of the Blue Concept Division from Azteca; (iii) an increase in royalty and commission expense associated with our existing and new branded accessory and apparel lines; (iv) an increase in outside legal and accounting fees as a result of increased business activity; and (v) an earn-out expense and other SG&A expenses associated with the purchase of Blue Concept Division; and
(vi) a charge directly related to the termination of the Fetish(TM) license.

      As discussed in greater detail below, we incurred the following SG&A expenses in the second quarter of fiscal 2004: (i) $448,000 of expense in the second quarter of fiscal 2004 from $168,000 of expense in the second quarter of fiscal 2003, or a 167% increase, to establish and market our branded products through advertising and tradeshows; (ii) $2,592,000 of expense in the second quarter of fiscal 2004 from $1,326,000 of expense in the second quarter of fiscal 2003, or a 95% increase, for hiring additional employees and wage increase; (iii) $919,000 of expense in the second quarter of fiscal 2004 from $276,000 of expense in the second quarter of fiscal 2003, or a 233% increase, for royalties and commissions associated with our existing and new branded accessory and apparel lines; (iv) $667,000 of expense in the second quarter of fiscal 2004 from $331,000 of expense in the second quarter of fiscal 2003, or a 102% increase, for increased legal and accounting fees as a result of increased business activity associated with the Fetish(TM) termination, trademark matters, registration of unregistered shares sold in fiscal 2003, and the conversion of the Blue Concept Note; (v) $394,000 of earn-out expense and $187,000 of other SG&A expense associated with the purchase of Blue Concept Division from Azteca; and (vi) $2,105,000 of expense directly related to the termination of the Fetish(TM) license, namely: (a) $300,000 to write off the Fetish(TM) tradeshow booth; (b) $1,055,000 to write off the outstanding prepaid advertising balance relating to the Fetish(TM) license; and (c) $750,000 to terminate the Fetish(TM) license.

Accessory

      Innovo

      Innovo's SG&A expenses increased to $988,000 in the second quarter of fiscal 2004 from $689,000 in the second quarter of fiscal 2003, or a 43% increase. This SG&A expense increase is primarily attributable to wage and related benefit increases. Innovo's employee wages and related benefits increased to $454,000 in the second quarter of fiscal 2004 from $313,000 in the second quarter of fiscal 2003, or a 45% increase. Employee wages and related benefits increases are a result of hiring of additional salespeople to replace outsourced sales personnel working on a "commission-only" basis and the hiring of additional employees in our sourcing office in Hong Kong in fiscal 2004.

      Due to the expansion of the branded accessories product line in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, three other SG&A expense categories increased, namely:

(i) royalty expense; (ii) travel expenses; and (iii) rent. First, the addition of sales of Fetish(TM) branded accessories resulted in an increase in our royalty expense to $87,000 in the second quarter of fiscal 2004 from $16,000 in the second quarter of fiscal 2003, or a 444% increase. Second, as a result of increased travel overseas to expand our Hong Kong sourcing office and the travel associated with attending additional sales shows, our travel and related expenses increased to $65,000 in the second quarter of fiscal 2004 from $16,000 in the second quarter of fiscal 2003, or a 306% increase. Third, rent expenses increased to $63,000 in the second quarter of fiscal 2004 from $28,000 in the second quarter of fiscal 2003, or a 125% increase. The increase in rent is primarily attributable to expansion of our New York showroom to include support for the branded accessory lines. While we will continue to have the right to continue the production of, the market, sale and distribution of Fetish(TM) branded accessories until March 2005 and there can be no assurance that we will be able to secure a license to produce Fetish(TM) branded accessories after this date, until then, we will continue to incur expenses associated with the Fetish(TM) branded accessories.

Apparel

      Joe's

      Joe's SG&A expenses increased to $1,820,000 during the second quarter of fiscal 2004 from $1,443,000 in the second quarter of fiscal 2003, or a 26% increase. This increase is primarily attributable to the following factors: (i) wage and related benefits increase in connection with the hiring additional employees in order to expand Joe's product lines from denim pants to a full sportswear collection of pants and tops bearing the Joe's(R) brand for Spring 2004; (ii) an increase in advertising expenditures on marketing and advertising the Joe's(R) and Joe's Jeans(R) brand through print and billboard; (iii) an increase in legal, accounting and professional fees associated with the dissolution of our Joe's Jeans subsidiary in Japan and with the filing and prosecution for the protection of its trademarks domestically and internationally; (iv) an increase in royalties and commissions as a result of increased sales; (v) an increase in sample expense as a result of increased distribution in the international markets; and (vi) an increase in tradeshow expenses due to purchasing a booth rather than continuing to rent.

      More specifically, Joe's employee wages and related benefits expenses increased to $608,000 in the second quarter of fiscal 2004 from $469,000 in the second quarter of fiscal 2003, or a 30% increase. Advertising expenditures increased to $201,000 in the second quarter of fiscal 2004 from $89,000 in the second quarter of fiscal 2003, or a 126% increase. Legal, accounting and professional fees increased to $117,000 in the second quarter of fiscal 2004 from $78,000 in the second quarter of fiscal 2003, or a 50% increase. Royalty and commission expense increased to $446,000 in the second quarter of fiscal 2004 from $231,000 in the second quarter of fiscal 2003, or a 93% increase as a result of higher sales. Joe's sample expense increased to $112,000 in the second quarter of fiscal 2004 from $65,000 in the second quarter of fiscal 2003, or a 72% increase. Tradeshow expense increased to $117,000 in the second quarter of fiscal 2004 from $37,000 in the second quarter of fiscal 2003, or a 216% increase.

      IAA

      IAA's SG&A expenses increased to $4,833,000 in the second quarter of fiscal 2004 from $764,000 in the second quarter of fiscal 2003, or a 533% increase. The increase in SG&A expense is primarily attributable to the growth in IAA's branded apparel business and the acquisition of the Blue Concept Division from Azteca.

      IAA had higher employee costs associated with the expansion of its branded apparel business and the acquisition of the Blue Concept Division. In addition, we expanded our Hong Kong sourcing office to include sourcing for apparel products, as discussed in the Innovo section above. As a result, employee wages and benefits increased to $1,211,000 in the second quarter of fiscal 2004 from $319,000 in the second quarter of fiscal 2003, or a 280% increase.

      During the second quarter of fiscal 2004, we incurred $126,000 of royalty and commission expense versus only $18,000 in the second quarter of fiscal 2003, or an increase of 600%. The increase in royalty and commission expense is a result of sales of our Fetish(TM) and Shago(R) branded apparel lines. In the second quarter of fiscal 2003, we had only $68,000 of Shago(R) sales and the minimum royalty payment associated with the Hot Wheels(R) license. The $126,000 of royalty and commission expense we incurred in the second quarter of fiscal 2004 includes a reversal of $224,000 of a $294,000 accrual we recorded in fiscal 2003 against our future minimum royalty payments to Hot Wheels(R).

      During the second quarter of fiscal 2004, we recognized $2,105,000 of expense in connection with the termination of the Fetish(TM) license. We recognized the following three expenses: (i) $300,000 to write-off the Fetish(TM) tradeshow booth; (ii) $1,055,000 to write-off the outstanding prepaid advertising royalty balance; and (iii) $750,000 to terminate the Fetish(TM) license.

      During the second quarter of fiscal 2004, we incurred $90,000 of tradeshow expense to promote and sell our Fetish(TM) and Shago(R) branded apparel lines compared to $11,000 in the second quarter of fiscal 2003. In addition, sample expense including freight increased to $140,000 in the second quarter of fiscal 2004 from $86,000 in the second quarter of fiscal 2003, or a 63% increase.

      Rental expense increased to $184,000 in the second quarter of fiscal 2004 from $15,000 in the second quarter of fiscal 2003. The primary reason for the increase was due to our branded apparel showroom in New York. IAA did not have a New York showroom in the second quarter of fiscal 2003. In addition, our computer support expenses increased to $26,000 in the second quarter of fiscal 2004 from $4,000 in the second quarter of fiscal 2003, or a 550% increase for support for our New York showroom and for additional licenses for our apparel management software. In an effort to decrease rental expenses and due to the termination of the our branded apparel licenses for Fetish(TM), Shago(R) and Hot Wheels(R), we are in the process of evaluating our New York showroom sublease agreement and obtaining permission from all necessary parties to further sublease all or a portion of the New York showroom space.

      Travel, meals and entertainment expense increased to $88,000 in the second quarter of fiscal 2004 from $52,000 in the second quarter of fiscal 2003, or a 69% increase, as a result of the larger employee and customer base.

      As a part of the acquisition of the Blue Concept Division, IAA pays to Azteca a fee for allocated expenses associated with the use of its office space and expenses incurred in connection with maintaining office space. These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities. In the second quarter of fiscal 2004, IAA recorded $181,000 for such expenses compared to no allocation in the second quarter of fiscal 2003 since the business was not acquired until the third quarter of fiscal 2003.

      During fiscal 2003, we incurred $394,000 of expense to Sweet Sportswear LLC, or Sweet Sportswear, pursuant to an earn-out agreement. In connection with the Blue Concept Division acquisition, IAA pays to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an earn-out on a quarterly basis equal to 2.5% of the gross sales of the division. This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for further discussion regarding the acquisition of the Blue Concept Division. We expect earn-out expenses to increase as we anticipate sales growth from the Blue Concept Division for a full year of sales in fiscal 2004.

Other

      IGI

      IGI, which reflects our corporate expenses and operates under the "other" segment, does not have sales. IGI's expense, excluding interest, depreciation and amortization, increased to $1,220,000 in the second quarter of fiscal 2004 from $682,000 in the second quarter of fiscal 2004, or a 79% increase. IGI's management level wages and related benefits increased to $318,000 in the second quarter of fiscal 2004 from $199,000 in the second quarter of fiscal 2003, or a 60% increase, primarily as a result of hiring five additional management level employees to provide the infrastructure necessary to manage our growth. In the second quarter of fiscal 2004, we recorded a charge of $161,000 for liquidated damages payable to certain purchasers associated with a previous equity offering because we were not able to have a registration statement declared effective by the SEC within the time periods prescribed within the related equity financing documents. Legal, accounting and professional fees increased to $540,000 in the second quarter of fiscal 2004 compared to $246,000 in the second quarter of fiscal 2003, or a 120% increase as a result of increased business activity, registration of unregistered shares sold in fiscal 2003 and the termination of the Fetish(TM) license.

      Leaseall

      Leaseall's SG&A expense increased to $73,000 in the second quarter of fiscal 2004 from $10,000 in the second quarter of fiscal 2003, or a 630% increase, due to $64,000 of expenses incurred to maintain and operate our former manufacturing facility and headquarters located in Springfield, Tennessee, which is now partially leased to third party tenants.

Depreciation and Amortization Expenses

      Our depreciation and amortization expenses increased to $414,000 in the second quarter of fiscal 2004 from $85,000 in the second quarter of fiscal 2003, or a 387% increase. The increase is primarily attributable the amortization of $330,000 of the intangible asset related to the value of the customer list obtained through the purchase of the Blue Concept Division from Azteca. The remaining depreciation and amortization expense of $84,000 is due to: (i) depreciation of $24,000 in connection with the Springfield, Tennessee facility and related leasehold improvements; (ii) amortization of $12,000 in connection with the licensing rights to the Joe's(R) and Joe's Jeans(R) marks acquired on February 7, 2001; and (iii) depreciation of $48,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

      Our combined interest expense increased to $279,000 in the second quarter of fiscal 2004 from $215,000 in the second quarter of fiscal 2003, or a 30% increase. Our interest expense is primarily associated with: (i) $111,000 of interest expense from our factoring and inventory lines of credit and letter's of credit from CIT used to help support our working capital increases; (ii) $150,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003 (which such interest expense has been partially eliminated due to the $12,500,000 conversion of the convertible note at our March 5, 2004 special meeting of stockholders); (iii) $10,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our Chief

Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $7,000 of interest expense from a mortgage on our former manufacturing facility and headquarters in Springfield, Tennessee.

Other Income

      IRI

      Other income in the second quarter of fiscal 2004 included no income from a quarterly sub-asset management fee that IRI is entitled to receive pursuant to a sub-asset management agreement entered into on April 5, 2002, in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States. Because the outstanding balance due to Innovo Group at the end of the second quarter of fiscal 2004 was $77,000, we have elected not to record the sub-asset management fee as income during the quarter as collectability of the balance was not deemed probable. Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of our $100 Redeemable 8% Cumulative Preferred Stock, Series A, or the Series A Preferred Stock. We are not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed. Until such time, we only receive the quarterly sub-asset management fee. IRI generated $74,000 of income from the sub-asset management fee in the second quarter of fiscal 2003.

      Joe's

      Joe's had $1,000 other income in the second quarter of fiscal 2004 compared to $54,000 of other expense in the second quarter of fiscal 2003, which is principally attributable to foreign currency translation income.

      Leaseall

      Leaseall incurred other expense of $566,000 in the second quarter of fiscal 2004 primarily related to an asset impairment charge of $574,000 to reflect what management has determined to be the fair market value of the property. Also included in other expense is net rental income of $8,000 from tenants who are occupying our former manufacturing facility located in Springfield, Tennessee.

Net Loss

      We generated a net loss of $6,728,000 in the second quarter of fiscal 2004 compared to net loss of $493,000 in the second quarter of fiscal 2003. The net loss in the second quarter of fiscal 2004 compared to the net loss in the second quarter of fiscal 2003 is largely the result of the following factors: (i) lower gross margins as a result of: (a) sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories, (b) $1,707,000 of additional charges taken against the remaining Fetish(R) inventory, (c) lower gross margins for Joe's Jeans as a result of a change in inventory purchasing, and (d) an increased percentage of sales coming from private label apparel and accessories; (ii) increased employee wages and related benefits of $1,266,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products; (iii) increased advertising, marketing, tradeshow and related costs of $280,000 incurred in order to market the Joe's(R), Shago(R) and Fetish(TM) brands; (iv) increased royalties and commissions associated with our Fetish(TM) and Shago(R) branded apparel products and the earnout associated with the Blue Concept Division purchase of

$813,000; (v) increases in legal and accounting fees of $336,000; (vi) increase in depreciation and amortization costs of $329,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003; (vii) cost of $2,105,000 associated with the termination our Fetish(R) licensing agreement; and (viii) a charge of $574,000 to reflect the fair market value of our former manufacturing facility and headquarters in Springfield, Tennessee.

Comparison of Six Months Ended May 29, 2004 to Six Months Ended May 31, 2003

Six Months Ended May 29, 2004 Overview

      For the six months ended May 29, 2004, our net sales increased to $46,627,000 from $23,928,000 for the six months ended May 31, 2003, or a 95%
increase. We generated a net loss of $11,697,000 and $211,000, respectively. As further discussed below, we have identified the issues associated with our continued losses in the six months ended May 29, 2004 and we are taking steps to address these issues.

      The primary reasons for our net loss in the six months ended May 29, 2004 were the following:

o lower gross margins as a result of: (a) sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories, (b) charges taken against the remaining Fetish(R) inventory, (c) lower gross margins for Joe's Jeans as a result of a change in inventory purchasing, and (d) an increased percentage of sales coming from private label apparel and accessories;

o increased employee wages and related benefits of $3,007,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products;

o increased advertising, marketing, tradeshow and related costs of $680,000 incurred in order to market the Joe's(R), Shago(R) and Fetish(TM) brands;

o increased royalties and commissions associated with our Fetish(TM) and Shago(R) branded apparel products and the earnout associated with the Blue Concept Division purchase of $1,376,000;

o     increases in legal and accounting fees of $613,000;

o increase in depreciation and amortization costs of $705,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003;

o cost of $2,105,000 associated with the termination our Fetish(R)licensing agreement; and

o an asset impairment charge of $574,000 to reflect the fair market value of our former manufacturing facility and headquarters in Springfield, Tennessee.

      As discussed elsewhere, we classify our business in two reportable segments. The following table sets forth certain statements of operations data by segment for the periods indicated.

   Six Months Ended
         5/29/04              Accessories        Apparel      Other (A)          Total
                              --------------------------------------------------------
                                                   (in thousands)
Net Sales                     $     8,092    $    38,535    $        --    $    46,627
Gross Profit                        1,843          4,457             --          6,300
Depreciation & Amortization           (38)          (775)           (56)          (869)
Interest Expense                      (39)          (621)           (38)          (698)


   Six Months Ended
        5/31/03               Accessories        Apparel      Other (A)          Total
                              --------------------------------------------------------
                                                   (in thousands)
Net Sales                     $     5,928    $    18,000    $        --    $    23,928
Gross Profit                        1,530          5,087             --          6,617
Depreciation & Amortization           (17)          (104)           (43)          (164)
Interest Expense                      (95)          (248)           (22)          (365)

   Six Months Ended
  5/29/04 to 5/31/04              Accessories                Apparel                  Other (A)                Total

                              $ Change    % Change     $ Change    % Change     $ Change    % Change   $ Change     % Change
                              ----------------------------------------------------------------------------------------------
                                                                     (in thousands)
Net Sales                     $  2,164          37%    $ 20,535         114%    $     --         N/A   $ 22,699          95%
Gross Profit                       313          20         (630)        (12)          --         N/A       (317)         (5)
Depreciation & Amortization        (21)        124         (671)        645          (13)         30       (705)        430
Interest Expense                    56         (59)        (373)        150          (16)         73       (333)         91

Net Sales

      Our net sales increased to $46,627,000 for the six months ended May 29, 2004 from $23,928,000 for the six months ended May 31, 2003, or a 95% increase. The primary reasons for this increase in our net sales were due to: (i) increased sales to our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe's Jeans in both the domestic and international markets; and (iii) sales from our Fetish(TM) branded apparel and accessory products. As previously discussed, we terminated our license agreement for Fetish(TM) branded apparel and accessory products on May 25, 2004. Based upon the termination of this and other branded apparel and accessory license agreements, we expect our net sales attributed to licensed branded labels to decrease in subsequent quarters.

Accessory

Innovo

      Net sales for our accessory segment increased to $8,092,000 for the six months ended May 29, 2004 from $5,929,000 for the six months ended May 31, 2003, or a 36% increase. The increase is primarily a result of higher sales of Innovo's private label accessory products and continued sales of our Fetish(TM) branded accessory products.

                      Net Sales
                   ($ in thousands)                 % of Total Net Sales
                  -------------------               --------------------
                    Six Months Ended                  Six Months Ended
                  -------------------               --------------------
                   5/29/04    5/31/03     % Chg.     5/29/04     5/31/03
                  -------------------   --------    --------------------

Craft             $  2,352   $  2,574         -9%         29%         43%

Private Label        3,687      2,453         50%         46%         41%

Branded              2,053        902        128%         25%         15%
                  -------------------
Total Net Sales   $  8,092   $  5,929         36%        100%        100%
                  ===================

      Craft Accessories

      Innovo's net sales from its craft accessories business decreased to $2,352,000 for the six months ended May 29, 2004 from $2,574,000 for the six months ended May 31, 2003, or a 9% decrease. Craft accessories sales accounted for 29% of Innovo's sales for the six months ended May 29, 2004 compared to 43% for the six months ended May 31, 2003. Sales in the craft market remain relatively flat. However, our craft sales declined 9% because of a reduction in sales with one of our largest craft customers in the first quarter of fiscal 2004 due to a late delivery.

      Private Label Accessories

      Innovo's net sales from its private label business increased to $3,687,000 for the six months ended May 29, 2004 from $2,453,000 for the six months ended May 31, 2003, or a 50% increase. Private label accessories sales accounted for 46% of Innovo's sales for the six months ended May 29, 2004 compared to 41% for the six months ended May 31, 2003. This increase was due to increased sales to a private label customer with which we did minimal business in the six months ended May 31, 2003 and increased sales volume with one of our largest existing customers, AEO.

      Branded Accessories

      Innovo's net sales from its branded accessory business increased to $2,053,000 for the six months ended May 29, 2004 from $902,000 for the six months ended May 31, 2003, or a 128% increase. Branded accessories sales accounted for 25% of Innovo's net sales for the six months ended May 29, 2004 compared to 15% for the six months ended May 31, 2003. Innovo's branded accessories carry the following brand names: Bongo(R), Fetish(TM), Friendship(TM) and Clear Gear(TM). Sales of branded accessories increased primarily as a result of the addition of sales of Fetish(TM) branded accessories products, which we did not have in six months ended May 31, 2003. As discussed previously, while IAA's license for Fetish(TM) branded apparel was terminated on May 25, 2004, Innovo will continue to have the right finish the production of, market, distribute and sale of Fetish(TM) branded accessories products as identified in the Settlement Agreement until March 31, 2005. The parties have been in discussions to continue the license for the Fetish(TM) branded accessory products. However, if Innovo does not secure a separate license to continue the production, manufacture and sale of the Fetish(TM) branded accessory products beyond March 2005, Innovo expects its net sales from its branded accessory business to decrease in the same quarter for fiscal 2005.

      In addition, net sales of our Bongo(R) branded line of bags did not increase. Sales of Bongo accessories, our second largest licensed accessories brand as measured by sales, did not increase for the six months ended May 29, 2004 compared to the six months ended May 31, 2003. The lack of sales growth is attributable to a shift in buying by some of our customers, which includes certain larger better department stores, away from low-end junior bags to higher-end and urban junior bags. As a result of this shift, we have changed and expanded our Bongo(R) branded line of bags to include a signature print series. We expect that this change and expansion in our Bongo(R) branded line of bags will result in an increase in sales in subsequent quarters, as we expect the product to be attractive to mid-tier retailers. Throughout the remainder of fiscal 2004, we anticipate sales of certain other branded accessories, such as Friendship(TM) and Clear Gear(TM), to decrease as we continue to sell off existing inventory.

Apparel

Joe's

      Joe's net sales increased to $6,064,000 for the six months ended May 29, 2004 from $4,766,000 for the six months ended May 31, 2003, or a 27% increase as a result of increased sales in both the domestic and international markets. The increase in net sales in attributable to a higher number of units Joe's sold. At the end of the first quarter of fiscal 2004, we incurred a number of production delays that resulted in a decline in sales. In the second quarter of fiscal 2004, we completed the consolidation of Joe's production under the existing production department we use for our other private and branded label apparel products. As a result, we incurred fewer production delays and were able to fulfill the vast majority of our backlog. Our sales growth of 67% in the second quarter of fiscal 2004 more than offset the 22% decline in net sales in the first quarter of fiscal 2004. Further, throughout fiscal 2004, to increase Joe's net sales we have been expanding our collection of products to include pants in materials other than denim, and tops, such as shirts and jackets and expanding our denim pants line to include six fits that are tailored to different body types.

                      Net Sales                         % of Total
                   ($ in thousands)                      Net Sales
                  -------------------               --------------------
                   Six Months Ended                   Six Months Ended
                  -------------------               --------------------
                   5/29/04    5/31/03     % Chg.     5/29/04     5/31/03
                  --------   --------   --------    --------    --------

Domestic          $  4,289   $  3,221         33%         71%         68%

International        1,775      1,545         15%         29%         32%
                  -------------------
Total Net Sales   $  6,064   $  4,766         27%        100%        100%
                  ===================

      Domestic

      Joe's domestic net sales increased to $4,289,000 for the six months ended May 29, 2004 from $3,221,000 for the six months ended May 31, 2003, or a 33% increase. The increase in domestic net sales in attributable to a higher number of units Joe's sold in the domestic market. In order to increase Joe's net sales in the domestic market, we increased advertising spending to include billboards as well as print ads. We expect Joe's net sales to continue to grow in the second half of fiscal 2004 based upon orders on-hand and a strong denim market in the United States.

      International

      Joe's net sales to international markets increased to $1,775,000 for the six months ended May 29, 2004 from $1,545,000 for the six months ended May 31, 2003, or a 15% increase. Currently, Joe's products are sold internationally primarily in Japan, France, England, Canada, Australia, Norway and Korea. The increase in international sales is attributable to an increase in the number of international markets into which Joe's is selling product and growth in Joe's key international. In fiscal 2004, we expect sales to international distributors to increase as a result of partnering with Beyond Blue. Beyond Blue is responsible for managing the existing relationships with Joe's international distributors and opening new territories by obtaining additional international sub-distributors and sales agents. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the international distribution agreement with Beyond Blue.

IAA

      IAA's net sales increased to $32,471,000 for the six months ended May 29, 2004 from $13,233,000 for the six months ended May 31, 2003, or a 145% increase. IAA segregates its operations between two businesses: private label and branded apparel. IAA's increase in net sales is attributable to an increase in sales from the private label business, most notably due to sales within the Blue Concept Division, which we acquired from Azteca, Hubert Guez and Paul Guez in July 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Recent Acquisitions and Licenses" for a further discussion regarding the acquisition of the Blue Concept Division from Azteca. Due to limited continuing sales of Fetish(TM) and Shago(R) related apparel sold pursuant to the under the license agreements entered into during fiscal 2002 and 2003, IAA generated approximately only 18% of its net sales from its branded business in the six months ended May 31, 2004. For the six months ended May 29, 2004, net sales of Shago(R) and Fetish(TM) branded apparel were $1,267,000 and $4,329,000, respectively. For a further discussion of the termination of the Hot Wheels(R), and Fetish(TM) license agreements and the status of the Shago(R) license agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview."

                         Net Sales                         % of Total
                      ($ in thousands)                      Net Sales
                     -------------------               --------------------
                      Six Months Ended                   Six Months Ended
                     -------------------               --------------------
                      5/29/04    5/31/03     % Chg.     5/29/04     5/31/03
                     -------------------   --------    --------------------

Branded              $  5,616   $     68        (A)          17%          1%

Private Label          26,855     13,165        104%         83%         99%
                     -------------------
Total Net Sales      $ 32,471   $ 13,233        145%        100%        100%
                     ===================

(A) Not Meaningful

      Private Label Apparel

      IAA's net sales from its private label business increased to $26,855,000 for the six months ended May 29, 2004 from $13,165,000 for the six months ended May 31, 2003, or a 104% increase. The increase in sales is attributable to sales generated in connection with the acquisition of the Blue Concept Division from Azteca in July 2003. In fiscal 2004, we expect sales from IAA's private label division to increase as a result of the benefit of a full year's contribution of sales from the Blue Concept Division versus only four months in fiscal 2003, as well as continued sales to Target Corporation.

      Branded Apparel

      IAA's net sales from its branded apparel business increased to $5,616,000 for the six months ended May 29, 2004 from $68,000 for the six months ended May 31, 2003. Branded apparel sales accounted for 17% of IAA's net sales for the six months ended May 29, 2004 compared to just 1% for the six months ended May 31, 2003. However, as discussed previously, on May 25, 2004, we entered into a Settlement Agreement to terminate the Fetish(TM) license. Under the terms of the Settlement Agreement, we continue to have the right to sell certain inventory until December 31, 2004 in exchange for advanced royalty payments made in May, June and July of 2004 in the aggregate of $837,000. Due to the termination of the license agreement for Fetish(TM), as well as limited sales under the existing Shago(R) license, we expect sales within our branded apparel business to be limited in the subsequent quarters of fiscal 2004. As of the second quarter of fiscal 2004, we have ceased production of Shago(R) apparel. Further, in June of 2004, we also terminated our license agreement with Mattel, Inc. for Hot Wheels(R) branded apparel products. We did not have any sales in fiscal 2003 or through the second quarter of fiscal 2004 under this license agreement due to lack of interest in the consumer marketplace. For a further discussion of the termination of the Hot Wheels(R), Shago(R) and Fetish(TM) license agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview."

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

Gross Margin

      Our gross profit decreased to $6,299,000 for the six months ended May 29, 2004 from $6,616,000 for the six months ended May 31, 2003, or a 5% decrease. Overall, gross margin, as a percentage of net sales, decreased to 14% for the six months ended May 29, 2004 from 28% for the six months ended May 31, 2003. The decline was attributable to: (i) sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories at cost; (ii) charges we recorded against our remaining slow moving and out-of-season Fetish(TM) branded apparel; (iii) an increased percentage of our sales coming from international distributors and domestic discounters, which carry lower margins; and (iv) a higher percentage of sales coming from private label apparel, which also carries a lower margin.

Accessory

      Innovo

      Innovo's gross profit increased to $1,842,000 for the six months ended May 29, 2004 from $1,422,000 for the six months ended May 31, 2003, or a 30% increase. Innovo's gross margin is a function of its product mix, such as private label, craft and branded accessory products, for a given period. Our craft and private label accessory products have traditionally experienced lower gross margins than our branded accessory products. Innovo's gross margin decreased to 23% for the six months ended May 29, 2004 from 24% for the six months ended May 31, 2003. The decrease in gross margin is primarily a result of increased air freight as a result of late shipments and higher distribution costs on our craft products.

Apparel

      Joe's

      Joe's gross profit decreased to $1,694,000 for the six months ended May 29, 2004 from $2,693,000 for the six months ended May 31, 2003, or a 37% decrease. Joe's gross margin decreased to 28% for the six months ended May 29, 2004 from 57% for the six months ended May 31, 2003 for the following three reasons: (i) an increased percentage of our sales coming from international distributors (ii) increased sales to domestic discounters, and (iii) higher cost of goods sold. We shipped a higher percentage of our goods to international distributors in the six months ended May 29, 2004 compared to the six months ended May 31, 2003. For the six months ended May 29, 2004, 30% of our sales were to international distributors compared to 23% for the six months ended May 31, 2003. Furthermore, sales to international distributors carry lower gross margins than domestic sales because we sell to our international distributors at a lower selling price than our domestic selling price. We had a higher level of sales to domestic discounters during the six months ended May 29, 2004 than in the six months ended May 31, 2003 because we chose to sell slow moving inventory at lower margins. Further, our cost of goods sold increased as a result of no longer being able to purchase finished goods from our domestic supplier at prices previously offered, which resulted in the need to change our inventory purchasing strategy during at the end of the second quarter of fiscal 2003 from buying finished goods to buying raw materials and outsourcing the manufacturing of our goods. Joe's cost to buy raw materials and outsource the manufacturing of its own goods was significantly higher than its cost to buy finished goods. However, we expect Joe's margins to continue to improve through fiscal 2004 as a result of consolidating Joe's production under the existing production department we use for our other private and branded label apparel products.

      IAA

      IAA's gross profit increased to $2,763,000 for the six months ended May 29, 2004 from $2,393,000 for the six months ended May 31, 2003, or a 15% increase. However, gross margin decreased to 9% for the six months ended May 29, 2004 from 18% for the six months ended May 31, 2003. The decrease in gross margin is primarily attributable to: (i) lower gross margins associated with sales coming from the purchase of the Blue Concept Division; (ii) lower gross margins associated with sales of our out-of-season Shago(R) and Fetish(TM) inventory; and (iii) charges recorded against our remaining Fetish(TM) inventory.

      Private Label Apparel

      IAA's private label gross profit increased to $4,092,000 for the six months ended May 29, 2004 from $2,367,000 for the six months ended May 31, 2003, or a 55% increase. IAA's private label gross margin decreased to 15% for the six months ended May 29, 2004 from 18% for the six months ended May 31, 2003. The decrease in gross margin is attributable to lower gross margins associated with sales from the purchase of the Blue Concept Division and the related fixed margin supply agreement with Azteca.

      Branded Apparel

      IAA's branded apparel gross profit decreased to a loss of $1,329,000 for the six months ended May 29, 2004 from a profit of $26,000 for the six months ended May 31, 2003. IAA's branded apparel gross margins decreased to negative 24% for the six months ended May 29, 2004 from 38% for the six months ended May 31, 2003. The decrease in gross margin is attributable to charges we took against our slow-moving and out-of-season branded apparel inventory. The charges were taken as a result of our discontinuation of our Shago(R) program and the termination of the Fetish(TM) apparel license.

Selling, General and Administrative Expense

      Selling, general and administrative, or SG&A, expenses increased to $15,817,000 for the six months ended May 29, 2004 from $6,382,000 for the six months ended May 31, 2003, or a 148% increase.

      The SG&A increase is largely a result of the following factors: (i) an increase in advertising expenditures to establish and market our Fetish(TM), Shago(R) and Joe's(R) branded products through both advertising and tradeshows;
(ii) the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products and the addition of the personnel hired in connection with the Blue Concept Division acquisition; (iii) increased royalty and commission expense associated with our existing and new branded accessory and apparel lines; (iv) increased outside legal and accounting fees as a result of continued growth of the business in fiscal 2004; (v) an earn-out expense and other SG&A expense associated with the purchase of Blue Concept Division; and (vi) a charge directly related to the termination of the Fetish(TM) license.

      As discussed in greater detail below, we incurred the following SG&A expenses for the six months ended May 29, 2004: (i) 1,176,000 of expense in the six months ended May 29, 2004 from $496,000 of expense in the six months ended May 31, 2003, or a 137% increase, to establish and market our branded products through advertising and tradeshows; (ii) $5,361,000 of expense in the six months ended May 29, 2004 from $2,354,000 of expense in the second quarter of fiscal 2003, or a 128% increase, for hiring additional employees and wage increase;
(iii) $1,617,000 of expense in the six months ended May 29, 2004 from $571,000 of expense in the six months ended May 31, 2003, or a 183% increase, for royalties and commissions associated with our existing and new branded accessory and apparel lines; (iv) $1,163,000 of expense in the six months ended May 29, 2004 from $550,000 of expense in the six months ended May 31, 2003, or a 111% increase, for increased legal and accounting fees as a result of increased business activity associated with the Fetish(TM) termination, trademark matters, registration of unregistered shares sold in fiscal 2003, and the conversion of the Blue Concept Note; (v) $554,000 of earn-out expense and $511,000 of other SG&A expense associated with the purchase of the Blue Concept Division; and (vi) $2,105,000 of expense directly related to the termination of the Fetish(TM) license, namely: (a) $300,000 to write-off the Fetish(TM) tradeshow booth; (b) $1,055,000 to write-off the outstanding prepaid advertising balance; and (c) $750,000 to terminate the Fetish(TM) license.

Accessory

      Innovo

      Innovo's SG&A expenses increased to $1,877,000 for the six months ended May 29, 2004 from $1,301,000 for the six months ended May 31, 2003, or a 44% increase. This SG&A expense increase is primarily attributable to wage and related benefits increases. Innovo's employee wages and related benefits increased to $870,000 for the six months ended May 29, 2004 from $684,000 for the six months ended May 31, 2003, or a 27% increase. Employee wages and related benefits increases are a result of hiring of additional salespeople to replace outsourced sales personnel working on a "commission-only" basis and the hiring of additional employees in our sourcing office in Hong Kong.

      Due to the expansion of the branded accessories product line, four other SG&A expense categories increased, namely: (i) royalty expense; (ii) travel expenses; (iii) sample expense; and (iv) rent. First, the addition of sales of Fetish(TM) branded accessories resulted in an increase in our royalty expense to $149,000 for the six months ended May 29, 2004 from $43,000 for the six months ended May 31,

2003, or a 247% increase. Second, as a result of increased travel overseas to expand our Hong Kong sourcing office and the travel associated with attending additional sales shows, our travel expenses increased to $107,000 for the six months ended May 29, 2004 from $55,000 for the six months ended May 31, 2003, or a 95% increase. Third, as a result of increased sales activity, our sample and related expenses increased to $86,000 for the six months ended May 29, 2004 from $49,000 for the six months ended May 31, 2003, or a 76% increase. Fourth, rent expenses increased to $126,000 in the second quarter of fiscal 2004 from $58,000 in the second quarter of fiscal 2003, or a 125% increase. The increase in rent is primarily attributable to our expansion of our New York showroom to include support for the branded accessory lines. While the license agreement for the Fetish(TM) branded apparel was terminated in May of 2004, we will continue to have the right to continue the production of, market, sale and distribution of Fetish(TM) branded accessories identified by the parties until March 2005. There can be no assurance that we will be able to secure a license to produce Fetish(TM) branded accessories after this date, however, until then, we will continue to incur expenses associated with the Fetish(TM) branded accessories.

Apparel

      Joe's

      Joe's SG&A expenses increased to $3,106,000 during the second quarter of fiscal 2004 from $2,651,000 for the six months ended May 31, 2003, or a 17% increase. This increase is primarily attributable to the following factors: (i) wage and related benefits increase in connection with the hiring additional employees in order to expand Joe's product lines from denim pants to a full sportswear collection of pants and tops bearing the Joe's(R) brand for Spring 2004; (ii) an increase in advertising expenditures on marketing and advertising the Joe's(R) and Joe's Jeans(R) brand through print and billboard; (iii) an increase in legal, accounting and professional fees associated with the dissolution of our Joe's Jeans subsidiary in Japan and with the filing and prosecution for the protection of its trademarks domestically and internationally; (iv) an increase in royalties and commissions as a result of increased sales; (v) an increase in sample expense as a result of increased distribution in the international markets; and (vi) an increase in tradeshow expenses due to purchasing a booth rather than continuing to rent.

      More specifically, Joe's employee wages and related benefits expenses increased to $1,099,000 for the six months ended May 29, 2004 from $880,000 for the six months ended May 31, 2003, or a 25% increase. Advertising expenditures increased to $413,000 for the six months ended May 29, 2004 from $217,000 for the six months ended May 31, 2003, or a 90% increase. Legal and accounting fees increased to $242,000 for the six months ended May 29, 2004 from $162,000 for the six months ended May 31, 2003, or a 49% increase. Royalty and commission expense increased to $565,000 for the six months ended May 29, 2004 from $439,000 for the six months ended May 31, 2003, or a 29% increase as a result of higher sales. Joe's sample expense increased to $251,000 for the six months ended May 29, 2004 from $100,000 for the six months ended May 31, 2003, or a 151% increase. Tradeshow expense increased to $199,000 for the six months ended May 29, 2004 from $130,000 for the six months ended May 31, 2003, or a 53% increase.

      IAA

      IAA's SG&A expenses increased to $8,362,000 for the six months ended May 29, 2004 from $1,176,000 for the six months ended May 31, 2003, or a 611% increase. The increase in SG&A expense is primarily attributable to the growth in IAA's branded apparel business and the acquisition of the Blue Concept Division from Azteca.

      IAA had higher employee costs associated with the expansion of its branded apparel business and the acquisition of the Blue Concept Division. In addition, we expanded our Hong Kong sourcing office to include sourcing for apparel products, as discussed in the Innovo section above. As a result, employee wages and benefits increased to $2,730,000 for the six months ended May 29, 2004 from $458,000 for the six months ended May 31, 2003, or a 496% increase.

      In the six months ended May 29, 2004, we incurred $611,000 of royalty and commission expense versus only $51,000 in the six months ended May 31, 2003. The increase in royalty and commission expense is a result of sales of our Fetish(TM) and Shago(R) branded apparel lines. In the six months ended May 31, 2003, we had only $68,000 of Shago(R) sales and the minimum royalty payment associated with the Hot Wheels(R) license.

      In the six months ended May 29, 2004, we recognized $2,105,000 of expense in connection with the termination of the Fetish(TM) license. We recognized the following three expenses: (i) $300,000 to write-off the Fetish(TM) tradeshow booth; (ii) $1,055,000 to write-off the outstanding prepaid advertising royalty balance; and (iii) $750,000 to terminate the Fetish(TM) license.

      In the six months ended May 29, 2004, we incurred $419,000 of tradeshow expense to promote and sell our Fetish(TM) and Shago(R) branded apparel lines, a 336% increase compared to $96,000 in the six months ended May 31, 2003. In addition, sample expense including freight increased to $295,000 in the six months ended May 29, 2004 from $99,000 in the six months ended May 31, 2003, or a 198% increase.

      Rental expense increased to $214,000 in the six months ended May 29, 2004 from $15,000 in the six months ended May 31, 2003. The primary reason for the increase was the opening of our branded apparel showroom in New York. IAA did not have a New York showroom in the six months ended May 31, 2003. Travel, meals and entertainment expense increased to $238,000 in the six months ended May 29, 2004 from $78,000 in the six months ended May 31, 2003, or a 205% increase, as a result of the larger employee and customer base. In an effort to decrease rental expenses and due to the termination of the our branded apparel licenses for Fetish(TM), Shago(R) and Hot Wheels(R), we are in the process of evaluating our New York showroom sublease agreement and obtaining permission from all necessary parties to further sublease all or a portion of the New York showroom space.

      As a part of the acquisition of the Blue Concept Division, IAA pays to Azteca a fee for allocated expenses associated with the use of its office space and expenses incurred in connection with maintaining office space. These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities. In the six months ended May 29, 2004, IAA recorded $499,000 for such expenses compared to no allocation in the six months ended May 31, 2003 since the business was not acquired until the third quarter of fiscal 2003.

      In the six months ended May 29, 2004, we incurred $554,000 of expense to Sweet Sportswear LLC, or Sweet Sportswear, pursuant to an earn-out agreement. In connection with the Blue Concept Division acquisition, IAA pays to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an earn-out on a quarterly basis equal to 2.5% of the gross sales of the division. This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Acquisitions and Licenses" for further discussion regarding the acquisition of the Blue Concept Division. We expect earn-out expenses to increase as we anticipate sales growth from the Blue Concept Division for a full year of sales in fiscal 2004.

Other

      IGI

      IGI, which reflects our corporate expenses and operates under the "other" segment, does not have sales. IGI's expense, excluding interest, depreciation and amortization, increased to $2,229,000 for the six months ended May 29, 2004 from $1,138,000 for the six months ended May 29, 2004, or a 96% increase. IGI's management level wages and related benefits increased to $662,000 for the six months ended May 29, 2004 from $332,000 for the six months ended May 31, 2003, or a 99% increase, primarily as a result of hiring five additional management level employees to provide the infrastructure necessary to manage our growth. In the six months ended May 29, 2004, we recorded a charge of $161,000 for liquidated damages payable to certain purchasers associated with a previous equity offering because we were not able to have a registration statement declared effective by the SEC within the time periods prescribed within the related equity financing documents. Legal accounting fees increased to $873,000 for the six months ended May 29, 2004 compared to $380,000 for the six months ended May 31, 2003, or a 130% increase as a result of increased business activity, registration of unregistered shares sold in fiscal 2003, and the termination of the Fetish(TM) license.

      Leaseall

      Leaseall's SG&A expense increased to $243,000 for the six months ended May 29, 2004 from $19,000 for the six months ended May 31, 2003, or a 1,179% increase, due to $223,000 of expenses incurred to maintain and operate our former manufacturing facility and headquarters located in Springfield, Tennessee, which is now partially leased to third party tenants.

      IRI

      IRI had no SG&A expense in either the six months ended May 29, 2004 compared to $7,000 of legal fees in the six months ended May 31, 2003.

Depreciation and Amortization Expenses

      Our depreciation and amortization expenses increased to $869,000 for the six months ended May 29, 2004 from $164,000 for the six months ended May 31, 2003, or a 430% increase. The increase is primarily attributable the amortization of $660,000 of the intangible asset related to the value of the customer list obtained through the purchase of the Blue Concept Division from Azteca. The remaining depreciation and amortization expense of $209,000 is due to: (i) depreciation of $40,000 in connection with our former manufacturing facility and headquarters in Springfield, Tennessee facility and related leasehold improvements; (ii) amortization of $24,000 in connection with the licensing rights to the Joe's(R) and Joe's Jeans(R) marks acquired on February 7, 2001; and (iii) depreciation of $145,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

      Our combined interest expense increased to $698,000 for the six months ended May 29, 2004 from $365,000 for the six months ended May 31, 2003, or a 30% increase. Our interest expense is primarily associated with: (i) $187,000 of interest expense from our factoring and inventory lines of credit and letter's of credit from CIT used to help support our working capital increases; (ii) $473,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003 (which such interest expense has been partially eliminated due to the $12,500,000 conversion of the convertible note at our March 5, 2004 special meeting of stockholders); (iii) $20,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $18,000 of interest expense from a mortgage on our former manufacturing facility and headquarters in Springfield, Tennessee.

Other Income

      IRI

      Other income for the six months ended May 29, 2004 included no income from a quarterly sub-asset management fee that IRI is entitled to receive pursuant to a sub-asset management agreement entered into on April 5, 2002, in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States. Because the outstanding balance due to Innovo Group at the end of the second quarter of fiscal 2004 was $77,000, we have elected not to record the sub-asset management fee as income during the quarter as collectability of the balance was not deemed probable. Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of our $100 Redeemable 8% Cumulative Preferred Stock, Series A, or the Series A Preferred Stock. We are not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed. Until such time, we only receive the quarterly sub-asset management fee. IRI generated $159,000 of income from the sub-asset management fee for the six months ended May 31, 2003.

      Joe's

      Joe's had $50,000 other expense for the six months ended May 29, 2004 compared to $22,000 of other expense for the six months ended May 31, 2003, both of which are principally attributable to foreign currency translation expense.

      Leaseall

      Leaseall incurred other expense of $559,000 for the six months ended May 29, 2004 primarily related to a charge of $574,000 to reflect what management has determined to be the market value of the property. Also included in other expense is net rental income of $15,000 from tenants who are occupying our former manufacturing facility and headquarter located in Springfield, Tennessee.

Net Loss

      We generated a net loss of $11,697,000 for the six months ended May 29, 2004 compared to net loss of $211,000 for the six months ended May 31, 2003. The net loss for the six months ended May 29, 2004 compared to the net loss for the six months ended May 31, 2003 is largely the result of the following factors:
(i) lower gross margins as a result of: (a) sales of slow moving and out-of-season Fetish(TM) and Shago(R) branded apparel and accessories, (b) charges taken against the remaining Fetish(R) inventory, (c) lower gross margins for Joe's Jeans as a result of a change in inventory purchasing, and (d) an increased percentage of sales coming from private label apparel and accessories;
(ii) increased employee wages and related benefits of $3,007,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish(TM), Shago(R) and Joe's(R) branded products; (iii) increased advertising, marketing, tradeshow and related costs of $680,000 incurred in order to market the Joe's(R), Shago(R) and

Fetish(TM) brands; (iv) increased royalties and commissions associated with our Fetish(TM) and Shago(R) branded apparel products and the earnout associated with the Blue Concept Division purchase of $1,376,000; (v) increases in legal and accounting fees of $613,000; (vi) increase in depreciation and amortization costs of $705,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003; (vii) cost of $2,105,000 associated with the termination our Fetish(R) licensing agreement; and (viii) a charge of $574,000 to reflect the fair market value of our former manufacturing facility and headquarters in Springfield, Tennessee.

Liquidity and Capital Resources

      Our primary sources of liquidity are: (i) cash flows from operations; (ii) trade payables credit from vendors and related parties; (iii) equity financings and borrowings from the factoring of accounts receivables and borrowing against inventory. Cash used for operating activities was $7,349,000 in the six months ended May 29, 2004 compared to $1,296,000 in the six months ended May 31, 2003. During the period, we used cash to fund our operating expenses, reduce related party payables and reduce trade credit extended to us by our suppliers. Cash used in operating activities, combined with $18,000 of cash used in investing activities, was funded by $7,248,000 of cash on hand at the beginning of the first quarter of fiscal 2004 and $126,000 of cash provided by financing activities. We ended the second quarter of fiscal 2004 with $7,000 of cash.

      We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs. From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior members of management and from members of our Board of Directors. Subsequent to the end of the second quarter of fiscal 2004, in June 2004, we raised $2.5 million in additional working capital through the sale of promissory notes convertible into shares of our common stock and common stock purchase warrants. See "Notes to Consolidated Financial Statements - Note 11" for a further discussion of the sale of convertible notes and common stock purchase warrants.

      Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers. During the remainder of fiscal 2004, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based line of credit with CIT; (ii) utilizing cash flows from operations; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; and (v) reducing the trade credit we extend to our customers.

      In the second quarter of fiscal 2004, we relied on the following primary sources to fund operations:

      o     A financing and inventory based line of credit agreements with CIT

      o     Cash balances

      o     Trade Payables

      o Reduction of credit we extend to our domestic and international customers; and

      o     Reduction of inventory levels

      On June 1, 2001, our subsidiaries, Innovo and Joe's, entered into accounts receivable factoring agreements with CIT which may be terminated with 60 days notice by CIT, or on the anniversary date, by Innovo or Joe's or earlier as may be permitted by the agreements. Under the terms of the agreements, Innovo or Joe's has the option to factor receivables with CIT on a non-recourse basis, provided that CIT approved the receivable in advance. Innovo or Joe's may, at their option, also factor non-approved receivables on a recourse basis. Innovo or Joe's continue to be obligated in the event of product defects or other disputes, unrelated to the credit worthiness of the customer. Innovo or Joe's has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables. The agreement calls for a 0.8% factoring fee on invoices factored with CIT and per annum rate equal to the greater of the Chase prime rate plus 0.25% of 6.5% on funds borrowed against the factored receivable. On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

      On or about August 20, 2002, each of Innovo and Joe's entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit the subsidiaries to obtain advanced of up to 50% of the eligible inventory up to $400,000 each. According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum.

      On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe's were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe's to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis. In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe's and Innovo, which did not include a fixed aggregate cap. IAA did not previously have an inventory security agreement with CIT. Under the factoring arrangements, we, through our subsidiaries, may borrow up to 85% of the value of eligible factored receivables outstanding. The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate. We have also established a letter of credit facility with CIT whereby we can open letters of credit for 0.125% of the face value with international and domestic suppliers provided we have availability on our inventory line of credit. In addition, we also may elect to factor our receivables with CIT by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by us, depending upon the interest rate adjustment. We record our account receivables on the balance sheet net of receivable factored with CIT, since the factoring of receivables is non-recourse to us. Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as "Due to Factor." On June 10, 2003, cross guarantees were executed by and among Innovo, Joe's and IAA and Innovo Group entered into a guarantee for its subsidiaries' obligations in connection with the amendments to the existing credit facilities. Our loan balance as of May 29, 2004 with CIT was $9,316,000 and an aggregate amount of $327,000 of open letter of credit was outstanding.

      In connection with the agreements with CIT, certain assets of Innovo, Joe's and IAA are pledged to CIT. The pledge assets include all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

      As a result of our increased business activities, we used a substantial amount of cash during the latter portion of fiscal 2003 and through the first two quarters of fiscal 2004, large portion of which was used to fund necessary costs associated primarily with the Fetish(TM), Shago(R) and Joe's(R) brands. During the second quarter of fiscal 2004, while we had eligible inventory to obtain working capital through our factoring arrangement with CIT, we also experienced closer monitoring and review of our factoring activity from CIT in accordance with its discretionary rights under the terms of the agreements, as a result of the losses we incurred during fiscal 2003 and the first quarter of 2004. As a result, and in response to our losses in the second quarter of 2004 which are largely attributable to expenses incurred in connection with the termination of the

Fetish(TM) license and cessation of production under the Shago(R) brand, we are currently in discussions with CIT to reestablish our factoring capacity to be consistent with the terms of our existing agreements with CIT.

      Based on our projected results for the remainder of fiscal 2004, funds received from our financing in June 2004, availability on our CIT financing facilities, we believe that we have the working capital resources necessary to meet the operational needs associated with our anticipated internal growth for the remainder of fiscal 2004. Management further believes that the losses are being reduced in a manner that will allow working capital to be used for continued growth.

      However, if we grow beyond our current anticipated expectations or continue to have operating losses, we believe that it will be necessary to obtain additional working capital through debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from the sales of equity securities or short-term working capital loans. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations. We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability.

Debt Conversion

      On March 5, 2004, in connection with an asset purchase agreement with Azteca and the Guez brothers for the acquisition of the Blue Concept Division from Azteca and pursuant to Nasdaq rules, we conducted a special meeting of our stockholders to approve the conversion of approximately $12.8 million seven-year convertible promissory note issued in connection with the acquisition into a maximum of 4,166,667 shares of our common stock. The conversion was approved by our stockholders and as a result, Azteca has initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept asset purchase agreement. The Azteca Conversion Shares were initially issued in reliance upon Section 4(2) of the 1933 Act which provides an exemption from registration for shares not issued in a public offering to a singe entity.

Short-Term Debt

Crossman Loan

      On February 7, 2003 and on February 13, 2003, we entered into a loan agreement with Marc Crossman, then a member of our board of directors and now also our Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000. The loan was funded into two phases of $250,000 each on February 7, 2003 and February 13, 2003. In the event of default, each loan is collateralized by 125,000 shares of our common stock as well as a general unsecured claim on our assets. Each loan matures six months and one day from the date of its respective funding, at which point the principal amount loaned and any unpaid accrued interest is due and payable in full without demand. Each loan carries and 8% annualized interest rate with interest payable in equal monthly installments. The loan may be repaid by us at any time during the term of the loan without penalty. Further, prior to the maturity of each loan and the original due dates, we elected at our sole option, to extend the term of each loan for an additional period of six months and one day. Our disinterested directors approved each loan from Mr. Crossman. Prior to the maturity of the loans in February 2004, the parties agreed to extend the term of each loan for an additional period of ninety days. Further, pursuant to the extension amendments, Mr. Crossman has the sole and exclusive option to continue to extend the terms of the loans for three additional ninety day periods by giving us notice of such extensions on or before the due dates of the loan. As of July 13, 2004, the loans have matured. Management is currently in discussion regarding the terms of repayment to Mr. Crossman. We and Mr. Crossman have verbally agreed to enter into a repayment plan and the parties, which includes the audit committee of our Board, are currently in discussion to finalize such repayment plan.

CIT Commercial Services

      At May 29, 2004, our loan balance with CIT was $9,316,000 and an aggregate amount of $327,000 of open letters of credit were outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

Convertible Notes and Common Stock Purchase Warrants

      On June 15, 2004, June 18, 2004 and June 22, 2004, we executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds to us of $2.5 million immediately and will result in an additional $451,875 in aggregate gross proceeds to us upon exercise of the warrants. The convertible promissory notes in the aggregate principal amount of $2.5 million, together with common stock purchase warrants to purchase an aggregate of 312,500 shares of our common stock were sold to three "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act. The transaction documents executed with each purchaser were substantially similar.

      The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has a maturity date twelve months from the date of issuance. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance, which, for each purchaser, resulted in a conversion price of $1.53, $1.41 and $1.35, respectively. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months. However, in the event that we elect to prepay all or a portion of the convertible note, a purchaser may elect within 3 days to convert all or a portion of the note into common stock and thus prevent our prepayment of the convertible note.

      Each purchaser was also issued warrants to purchase shares of our common stock. The number of shares that the purchaser will be eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants on a per share basis is equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance of the warrant, which, for each purchaser, resulted in an exercise price of $1.53, $1.41 and $1.35, respectively. The warrants expire five years from the date of issuance and are exercisable immediately. In connection with both the convertible notes and the warrants, we entered into a registration rights agreement with each of the purchasers, whereby we agreed to register for resale the shares underlying the convertible notes and warrants.

Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                 05/29/04   11/29/03
                                                 -------------------

First mortgage loan on Springfield property      $    425   $    476
Promissory note to Azteca (Blue Concepts)           9,300     21,800
Promissory note to Azteca (Knit Div.)                  --         68
                                                 -------------------
Total long-term debt                                9,725     22,344
Less current maturities                                93        168
                                                 -------------------
Total long-term debt                             $  9,632   $ 22,176
                                                 ===================

Springfield Property Loan

      The first mortgage loan, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $600,000 as of May 29, 2004), and by an assignment of key-man life insurance on our President, Pat Anderson, in the amount of $1 million. The loan bears interest at 2.75% over the lender's prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration, or SBA. In exchange for the SBA guarantee, we, Innovo, Nasco Products International, Inc., our wholly-owned subsidiary, and our President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

Blue Concept Acquisition Note

      In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note. The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allowed us, upon shareholder approval, which we obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price. On March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million. The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods. Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 6, 2005.

      In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock. In the event the Blue Concept Noted is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than $65 million, but in no event shall the Blue Concept Note be increased by an amount greater than the decrease in Period I.

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

      In the event the revenues of the Blue Concept Division decreased to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all Locked-up Shares shall be returned to us.

      The following table sets forth our contractual obligations and commercial commitments as of May 29, 2004 (in thousands):

Contractual Obligations                                                Payments Due by Period
                                                 -------------------------------------------------------------
                                                   Total     Less than    1-3 years  4-5 years   After 5 years
                                                              a year
--------------------------------------------------------------------------------------------------------------
Long Term Debt                                      9,725          46       4,305       3,968       1,406
Operating Leases                                    2,528         340       1,470         683          35
Other Long Term Obligations-Minimum Royalties       1,976         533       1,113         330          --
Open Purchase Orders                                6,088       6,088          --          --          --

Recent Acquisitions and Licenses

License Agreement for Fetish(TM) by Eve

      On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish(TM) mark for use with the production and distribution of apparel and accessory products. On May 13, 2004, IAA mutually agreed to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish(TM) mark with Blondie Rockwell, Inc., the licensor of entertainment personality Eve's Fetish(TM) mark.

      On May 25, 2004, the parties executed a definitive Settlement Agreement and Release. Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish(TM) line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004. Furthermore, IAA agreed to pay to Blondie Rockwell a termination fee, which included unpaid and future accelerated royalties, in three installments over a three month period. As of July 13, 2004, Innovo Group has made two installment payments totaling $587,171 and has one installment payment in the amount of $250,000 remaining, which is payable on July 15, 2004. In exchange for the termination fee and accelerated royalties, IAA has no further obligation to pay any additional royalties on sales from the 2004 Fetish(TM) summer line, excess apparel inventory or unsold or returned merchandise. In addition, IAA continues to have the right to finish the production, marketing, distribution and sale of Fetish(TM) accessories identified in the Settlement Agreement through March 31, 2005, and will pay a royalty in the amount of 8% on all such accessory sales. As part of the Settlement Agreement and Release, Innovo Group executed a Guaranty Agreement to and in favor of Blondie Rockwell, Inc. guaranteeing payment in full and performance of all of IAA's obligations and liabilities in the Settlement Agreement and Release.

Hot Wheels(R)

      In July of 2002, IAA entered into a license agreement with Mattel, Inc. for Hot Wheels(R) branded adult apparel and accessories. Since that time, due to lack of interest in the consumer marketplace, IAA did not have any sales under this license agreement. Due to these and other factors, IAA terminated the license agreement for Hot Wheels(R) branded apparel and accessory products. In connection with the termination, IAA paid $70,000, representing the final payment of royalty obligations to Mattel. Due to the termination, IAA reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004 which represented the maximum contractual royalty obligations originally due under the license agreement.

Betsey Johnson(R) License

      On February 6, 2004, through IAA, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson(R) apparel brand. The license agreement provides for the exclusive right to design, market and distribute women's jeans and coordinating denim related apparel, such as t-shirts, and tops, under the Betsey Johnson(R) brand name in the United States, its territories and possessions, and Canada. The license agreement allows for an initial four-year term with a renewal option subject to certain sales levels being met. We are required to pay royalties of eight percent on net sales and spend two percent of net sales on advertising. The license agreement provides that certain minimum guaranteed royalties and minimum net sales must be met in each annual period. The minimum royalties to be paid in the aggregate are $1.28 million and minimum net sales range from $2.5 million to $5.5 million. The agreement may be renewed upon expiration of the initial 4 year term for an additional three years. We anticipate introducing the Betsey Johnson(R) products in the third quarter of 2004. We believe this license agreement, because it is limited to denim and denim related apparel, will allow us to utilize our strength in the denim and denim-related apparel market.

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

Itochu Distribution and License Agreement

      On July 1, 2003, Joe's entered into a Master distribution and Licensing Agreement, or the Distribution and Licensing Agreement, with Itochu, pursuant to which Itochu obtained certain manufacturing, licensing rights for the "Joe's" and "Joe's Jeans" marks. The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe's apparel products, or Joe's Products, including, but no limited to: (i) a non-exclusive right to use the Joe's and Joe's Jeans marks in connection with the manufacture of certain licensed Joe's and Joe's Jeans products, which we will refer to as the Licensed Products, throughout the world, and an exclusive right to use the Joe's and Joe's Jeans marks to manufacture the Licensed Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe's Products, which we will refer to as the Imported Products, into Japan. These Imported Products will be purchased directly from Joe's, with Itochu being obligated to purchase a minimum of $5.75 million of Joe's over the 42 month term of the Agreement. Additionally, Itochu shall have the right to develop, produce and distribute certain apparel products bearing the Joe's and Joe's Jeans marks for which Joe's shall receive a running royalty payment for each contract year equal to the aggregate amount of six percent of the net sales of all bottoms for both men and women of the Licensed Products, and five percent of the net sales of all tops for both men and women and the Licensed Products. As part of the transaction, Itochu agreed to purchase the existing inventory or JJJ for approximately $1 million, assume the management and operations of JJJ's showroom in Tokyo and employ certain employees of JJJ.

      In the first quarter of fiscal 2004, Innovo Group ceased operations of JJJ. Innovo Group completed the dissolution of JJJ in the second quarter of fiscal 2004. We will continue to sell product in Japan through the licensing and distribution agreement with Itochu.

      We believe that the Distribution and License Agreement with Itochu allows us more expediently grow the Joe's and Joe's Jeans brand and business in Japan because Itochu, as a local Japanese corporation, is better suited to market and distribute the Joe's and Joe's Jeans products in accordance with cultural tastes and norms compared to JJJ which was controlled and operated out of Los Angeles, California. We further believe that Itochu is well suited and capable of developing additional products suited to the local environment, which we will benefit from through additional royalty payments.

Blue Concept Division Acquisition

      On July 17, 2003, IAA entered into an asset purchase agreement, or APA with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the division known as the Blue Concept division, or the Blue Concept Division, of Azteca. The Blue Concept Division sells primarily denim jeans to American Eagle Outfitters, Inc, or AEO, a national retailer. Hubert Guez and Paul Guez, two of our substantial stockholders and parties to the APA, together have a controlling interest in Azteca. Based upon the Schedule 13D/A filed on May 18, 2004 and a Form 4 filed on May 20, 2004, Hubert Guez, Paul Guez and/or their affiliates beneficially owned in the aggregate approximately 24.98% of our common stock outstanding as of July 13, 2004.

      Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below. Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division's or Azteca's existing liabilities. The purchase price was paid through the issuance of a seven-year convertible promissory note, or the Blue Concept Note. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Long Term Debt" for further discussion of the terms of the Blue Concept Note. On March 5, 2004 in accordance with the APA and Nasdaq rules, we continued a special meeting of our stock holders to convert up to $12.5 million of the debt into up to 4,166,667 shares of our common stock.

The conversion was approved by our stockholders and as a result, Azteca and the Guez brothers have initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA. As a result of this conversion, the Blue Concept Note was reduced from $21.8 million to $9.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Debt Conversions" for a further discussion of the conversion of the Blue Concept Note.

      As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by our Blue Concept Division. Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly the customers of our Blue Concept Division. In addition to the customary obligations, the Supply Agreement required that: (i) the we will submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) we will give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT will receive payment immediately upon receipt by us of invoices for our purchase orders; (iv) we will have a guaranteed profit margin on a "per unit" basis; and (v) the products to be supplied shall be subject to quality control measures by us and by the customer of the Blue Concept Division.

      Management and the board of directors entered into the acquisition of the Blue Concept Division for the following reasons: (i) the ability to enter into an acquisition with a seller with which we have a long-standing relationship;
(ii) the ability to acquire a profitable business that has a financial history of producing conservative profit margins with significant revenues; (iii) a strong customer relationship with AEO; (iv) the manufacturing relationships to produce products effectively and efficiently; and (v) the ability to acquire the personnel and talent of a profitable business. Further, although there can be no assurance the Blue Concept Division is expected to increase our revenue growth and is expected to maintain positive cash flows. In the second quarter of fiscal 2004, the Blue Concept Division accounted for $15,761,000 or 52% of our net revenue. Furthermore, the APA protects us if revenue expectations are not realized by providing "downside" protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Long Term Debt" for further discussion of the above referenced "downside" protections. As noted above, Azteca is controlled by our significant stockholders, Hubert Guez and Paul Guez, brothers who were also individual parties to the transaction.

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

Management's Discussion of Critical Accounting Policies

      We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimated they involve are subject to revision and adjustment in the future.

While they involve less judgment, management believes that they other accounting policies discussed in "Note 2 - Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements include in our Annual Report on Form 10-K for the year ended November 29, 2003 are also important to an understanding of our financial statements. We believe that following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable - Allowance for Returns, Discounts and Bad Debts

      We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonable expected to be collected. For all other customers, we recognize reserves for bad debts and charge-backs based on our historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount.

      For the six months ended May 29, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $2,026,000 compared to $2,158,000 for the year ended November 29, 2003.

Inventory

      We continually evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as product from prior seasons. Market value of distressed inventory is valued based on historical sales trends or our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory. Significant changes in market values could cause us to record additional inventory markdowns.

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

      When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management. In the second quarter of 2004, we recorded an asset impairment charge of $574,000 to reflect the fair market value of our former manufacturing facility in Springfield, Tennessee. Changes in estimated cash flows, the discount rate assumptions or the amount actually realized upon the sale of the Springfield facility, in the future could require us to record impairment charges for the assets.

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

Item 3. Quantitative and Qualitative Information About Market Risks.

      We are exposed to certain market risks arising from transactions in the normal course of our business, and from debt incurred in connection with the knit acquisition and the acquisition of the Blue Concept Division from Azteca. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

      Our long-term debt bears a fixed interest rate. However, because our obligation under our receivable and inventory financing agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates. A 10% increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earning or cash flow during the next fiscal year.

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

      Our products are manufactured by contractors located in Los Angeles, Mexico and/or Asia, including Hong Kong, China, Korea, Vietnam and India. The products are then distributed out of Los Angeles or directly from the factory to the customer. For the quarter ended May 29, 2004, 22% of our apparel and accessory products were manufactured outside of North America. The rest of our accessory and apparel products were manufactured in the United States (14%) and Mexico (64%). All of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca or its affiliates.

Item 4. Controls and Procedures.

      As of May 29, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out on evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 15d-15.

      A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      Our Chief Executive Officer and Chief Financial have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are effective, except as discussed below. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls, except as discussed below.

      Our independent auditors, Ernst & Young LLP, or Ernst & Young, on February 22, 2004, advised management and the audit committee of our board of directors of the following matters that Ernst & Young considered to be material weaknesses in our internal controls, which constitute reportable conditions under standards established by the American Institute of Certified Public Accountants: (i) lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare annual financial statements; and (ii) shared accounting responsibilities for accounting functions between our company and Azteca Production International, Inc., or Azteca, and its related entities.

      The primary reasons for the lack of adequate preparation of account reconciliations and analysis to accurately prepare our annual financial statements include, but are not limited to: (i) our significant growth in fiscal 2003 in both size and complexity, which significantly increased the number of accounting transactions from prior reporting periods; for example, our net sales increased from $29,609,000 for fiscal 2002 to $83,129,000 in fiscal 2003, or a 181% increase; (ii) in fiscal 2003 we acquired the Blue Concept Division; and we began shipping branded products under our license agreements for the Fetish(TM) and Shago(R) marks for the first time; (iii) the introduction of new operating software to track production, delivery and sales of our products during the third quarter of fiscal 2003; (iv) the loss of key accounting personnel during completion of account reconciliations and analysis after our fiscal year end; and (v) certain accounting personnel were not sufficiently competent to adequately reconcile and analyze certain accounts.

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

      These material weaknesses have been discussed in detail among the audit committee of our board of directors, the board of directors, management and Ernst & Young. We have assigned the highest priority to the correction of these material weaknesses, and management and our audit committee are committed to addressing and resolving them fully. On February 22, 2004, the audit committee of our board of directors instructed management to improve the overall level of our disclosure and internal controls by increasing the number and competency of accounting personnel, including the hiring of a controller and/or chief accounting officer at IGI, who would report directly to our Chief Financial Officer. The audit committee instructed management to hire, subject to audit committee approval, a controller with sufficient experience to function as the chief accounting officer of a public company with appropriate public accounting experience. In response, management has taken certain steps to improve its controls and procedures since the end of fiscal 2003, including, but not limited to: (i) hiring of additional qualified accounting personnel in positions that are responsible for cost accounting and accounts receivable; and (ii) engaging an executive search firm to assist it in the search process for a controller with sufficient experience to function as the chief accounting officer. Management has been actively searching for a suitable person for this controller/chief accounting officer position and expects to fill this position in the third quarter of fiscal 2004. As of July 13, 2004, the Audit Committee has approved the hiring of a candidate with sufficient experience to function as the chief accounting officer and management has extended an offer which has been accepted. We expect the new chief accounting officer to commence employment on August 2, 2004.

      In addition, prior to the report of our independent accountants dated February 20, 2004, we had already taken the flowing actions to improve our disclosure controls and procedures and internal controls: (i) hired a seasoned manager for our apparel division, who will be able to supervise our continued growth and complexity and coordinate information between operations and accounting; (ii) hired two new staff accountants; and (iii) increased training of staff on our new operating software. Also, we are currently transferring responsibility for recording transactions between our company and Azteca and its affiliate to non-Azteca related staff accountants and implementing internal controls to reconcile and verify account balances and transactions between our company and Azteca and/or its affiliates. In addition we are reviewing and revising our procedures for the timely reconciliation of all accounts and for the appropriate review of account reconciliation. In an effort to address the issue of having accounting employees share responsibility for recording transactions for both us and Azteca, our former controller that we shared with Azteca will be returning on or about August 2, 2004. As a result, we have internally promoted a staff accountant with public accounting experience to the position of controller. We believe that this promotion, coupled with the hiring of a chief accounting officer, will lead to the necessary improvements in our internal controls and procedures.

      We are confident that our financial statements for the fiscal year ended November 29, 2003 and for the six months ended May 29, 2004 fairly present, in all material respects, our financial condition, results of operations and cash flows.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Although we may be subject to litigation from time to time in the ordinary course of our business, we are not party to any pending legal proceedings that we believe will have a material adverse impact on our business. We do not believe that it is probably that the outcome of any individual action would have a material adverse effect in the aggregate on our financial condition. We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or magnitude, to have a material adverse effect in the aggregate on our financial condition.

Item 2. Changes in Securities and Use of Proceeds.

      Subsequent to the end of our second quarter of fiscal 2004, on June 15, 2004, June 18, 2004 and June 22, 2004, we executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds to us of $2.5 million immediately and will result in an additional $451,875 in aggregate gross proceeds to us upon exercise of the warrants. The convertible promissory notes in the aggregate principal amount of $2.5 million, together with common stock purchase warrants to purchase an aggregate of 312,500 shares of our common stock were sold to three "accredited investors," as defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act. The transaction documents executed with each purchaser were substantially similar.

      The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has a maturity date twelve months from the date of issuance. The convertible note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance, which, for each purchaser, resulted in a conversion price of $1.53, $1.41 and $1.35, respectively. We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid. We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months. However, in the event that we elect to prepay all or a portion of the convertible note, a purchaser may elect within 3 days to convert all or a portion of the note into common stock and thus prevent our prepayment of the convertible note.

      Each purchaser was also issued warrants to purchase shares of our common stock. The number of shares that the purchaser will be eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants on a per share basis is equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance of the warrant, which, for each purchaser, resulted in an exercise price of $1.53, $1.41 and $1.35, respectively. The warrants expire five years from the date of issuance and are exercisable immediately. In connection with both the convertible notes and the warrants, we entered into a registration rights agreement with each of the purchasers, whereby we agreed to register for resale the shares underlying the convertible notes and warrants.

      Each purchaser represented to us that he, she or it is an "Accredited Investor," as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The convertible notes and warrants were offered and sold to each purchaser in reliance upon an exemption from registration under Rule 506 of Regulation D the Securities Act.

      We intend to use the proceeds from the issuance of promissory notes convertible into shares of our common stock and the exercise of the warrants to purchase shares of our common stock for general working capital purposes.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      On April 29, 2004, we filed a Definitive Revised Proxy Statement on
Schedule 14A with the Securities and Exchange Commission relating to an annual meeting of our stockholders to be held on June 3, 2004. The purpose of the annual meeting was to vote on the following proposals: (1) to elect nine directors to serve on our Board of Directors until the next annual meeting of stockholders and until their respective successors are elected and qualified;
(2) to approve the adoption of the 2004 Stock Incentive Plan; and (3) to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended November 27, 2004. Our Board of Directors fixed the close of business on April 14, 2004 as the record date for identifying those stockholders entitled to notice of, and to vote, at the annual meeting. On May 3, 2004, the notice of annual meeting, proxy statement and proxy cards were first mailed to stockholders along with our Annual Report and Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended November 29, 2003. On June 3, 2004, after the end of the quarter covered in the Quarterly Report on Form 10-Q, we conducted the annual meeting of our stockholders. All three proposals were approved by our stockholders.

      On June 3, 2004, a total of 20,793,953 shares were represented in person or by proxy at the meeting, which reflected approximately 71% of total shares outstanding, which was 29,161,350 as of April 14, 2004 according to the records of our transfer agent, the record date of the annual meeting. The vote totals on the three proposals were as follows:

1. Election of nine directors:                              For          Against     Abstain      Votes Not Cast
                                                         -------------------------------------------------------
        Samuel J. Furrow                                 20,482,413       311,540          0           8,367,397

        Samuel J. Furrow, Jr.                            20,319,078       474,875          0           8,367,397

        Patricia Anderson                                20,492,491       301,462          0           8,367,397

        Marc B. Crossman                                 20,364,061       429,892          0           8,367,397

        Dean Factor                                      20,493,217       300,736          0           8,367,397

        Kelly Hoffman                                    20,492,590       301,363          0           8,367,397

        Suhail R. Rizvi                                  20,491,447       302,506          0           8,367,397

        Kent Savage                                      20,492,432       301,521          0           8,367,397

        Vincent Sanfilippo                               20,492,552       301,401          0           8,367,397

2. Adoption and approval of the 2004 Stock               13,757,428     1,908,501    120,063          13,375,358
   Incentive Plan

                                                             For           Against    Abstain      Votes Not Cast
                                                         --------------------------------------------------------
3. Appointment of Ernst & Young LLP as                    20,666,348        23,625    103,980           8,367,397
   independent auditors for the fiscal year
   ending November 27, 2004

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit                                                                        Document
No.               Description                                                  if Incorporated by Reference
----------------------------------------------------------------------------------------------------------------------
4.1               Form of Convertible Promissory Note                          Exhibit 4.1 to the Current Report on
                                                                               Form 8-K filed on June 23, 2004

4.2               Form of Common Stock Purchase Warrant                        Exhibit 4.2 to the Current Report on
                                                                               Form 8-K filed on June 23, 2004

4.3               Form of Registration Rights Agreement                        Exhibit 4.3 to the Current Report on
                                                                               Form 8-K filed on June 23, 2004

10.1              Settlement Agreement and Release dated May 25, 2004 by and   Exhibit 10.1 to the Current Report on
                  between Blondie Rockwell, Inc. and Innovo Azteca Apparel,    Form 8-K filed on May 27, 2004
                  Inc.

10.2              Guaranty Agreement dated May 25, 2004 executed by Innovo     Exhibit 10.2 to the Current Report on
                  Group Inc. on behalf of Innovo Azteca Apparel, Inc to and    Form 8-K filed on May 27, 2004
                  in favor of Blondie Rockwell, Inc.

31.1              Certification  of the Chief Executive Officer pursuant to    Filed Herewith
                  18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of the Chief Financial Officer pursuant to     Filed Herewith
                  18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification of the Chief Executive Officer and Chief       Filed Herewith
                  Financial Officer pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002

(b) Reports on Form 8-K

Date                         Purpose
----                         -------
March 1, 2004                To report a press release dated March 1, 2004
                             announcing our financial results for the quarter and year ended November 29, 2003.

March 8, 2004                To report a press release dated March 8, 2004
                             announcing the approval of a proposal at a special meeting of stockholders.

April 15, 2004               To report a press release dated April 14, 2004
                             announcing our financial results for the quarter ended February 28, 2004.

April 26, 2004               To report a press release dated April 26, 2004
                             announcing the appointment of a new member to our Board of Directors and the resignation of a former member of our Board of Directors.

May 18, 2004                 To report the termination of our license agreement
                             with Blondie Rockwell, Inc. for Fetish(TM)branded apparel.

May 27, 2004                 To report the terms of the Settlement Agreement and
                             Release executed in connection with the termination of our license agreement with Blondie Rockwell, Inc. for Fetish(TM)branded apparel.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INNOVO GROUP INC.


July 13, 2004                        /s/ Samuel J. Furrow, Jr.
                              --------------------------------------------
                              Samuel J. Furrow, Jr.
                              Chief Executive Officer (Principal Executive
                              Officer) and Director


July 13, 2004                           /s/ Marc B. Crossman
                              --------------------------------------------
                              Marc B. Crossman
                              Chief Financial Officer (Principal Financial
                              Officer) and Director

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
4.1*                Form of Convertible Promissory Note

4.2*                Form of Common Stock Purchase Warrant

4.3*                Form of Registration Rights Agreement

10.1* Settlement Agreement and Release dated May 25, 2004 by and between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc.

10.2* Guaranty Agreement dated May 25, 2004 executed by Innovo Group Inc. on behalf of Innovo Azteca Apparel, Inc to and in favor of Blondie Rockwell, Inc.

31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     previously filed