Form 10-Q
period 2004-08-28
INNOVO GROUP INC
filed 2004-10-12
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  0-18926

INNOVO GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5804 East Slauson Avenue, Commerce, California	90040
(Address of principal executive offices)	(Zip Code)

(323) 725-5516

(Registrant’s telephone number, including area code)

NO CHANGE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       ☒ Yes                 ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                     ☐ Yes                 ☒ No

As of October 8, 2004, there were 29,189,390 shares of the issuer’s only class of common stock outstanding.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	08/28/04	11/29/03
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$397	$7,248
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $1,254 (2004) and $2,158 (2003)	2,704	1,683
Inventories	9,293	7,524
Prepaid expenses and other current assets	458	2,115
Assets of discontinued operations	599	1,217
TOTAL CURRENT ASSETS	13,451	19,787

PROPERTY and EQUIPMENT, net	484	850
GOODWILL	12,592	12,592
INTANGIBLE ASSETS, NET	12,032	13,058
OTHER ASSETS	80	78

TOTAL ASSETS	$38,639	$46,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,855	$6,128
Due to factor	—	332
Due to related parties	386	579
Convertible note payables, net	2,386	—
Note payable to officer	500	500
Current portion of related party long-term debt	267	—
Liabilities of discontinued operations	402	476
TOTAL CURRENT LIABILITIES	9,796	8,015

RELATED PARTY LONG-TERM DEBT	9,033	21,868

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: Authorized shares 5,000, 194 shares (2004) and (2003)	—	—
STOCKHOLDERS’ EQUITY
Common stock, $0.10 par – shares, Authorized 40,000 Issued and outstanding 29,166 (2004), and 25,785 (2003)	2,917	2,579
Additional paid-in capital	71,701	59,077
Accumulated deficit	(51,517)	(41,824)
Promissory note-officer	(703)	(703)
Treasury stock, 77 shares (2004) and (2003)	(2,588)	(2,588)
Accumulated other comprehensive loss	—	(59)
TOTAL STOCKHOLDERS’ EQUITY	19,810	16,482

TOTAL LIABILITIES and STOCKHOLDERS’ EQUITY	$38,639	$46,365

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	08/28/04	08/30/03	08/28/04	08/30/03
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$41,122	$21,906	$87,748	$45,834
COST OF GOODS SOLD	32,824	18,013	73,080	35,275
Gross profit	8,298	3,893	14,668	10,559

OPERATING EXPENSES
Selling, general and administrative	5,579	5,202	21,223	11,614
Depreciation and amortization	394	704	1,219	831
	5,973	5,906	22,442	12,445
INCOME (LOSS) FROM OPERATIONS	2,325	(2,013)	(7,774)	(1,886)
Interest Expense	(338)	(394)	(1,018)	(749)
Other income	30	189	36	346
Other expense	—	(7)	(53)	(1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,017	(2,225)	(8,809)	(2,290)
INCOME TAXES	—	22	(6)	69
INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,017	$(2,247)	$(8,803)	$(2,359)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(13)	(65)	(890)	(165)
NET INCOME (LOSS)	$2,004	$(2,312)	$(9,693)	$(2,524)

EARNINGS (LOSS) PER COMMON SHARE (BASIC)
Earnings (loss) from continuing operations	$0.07	$(0.13)	$(0.32)	$(0.15)
Loss from discontinued operations	0.00	(0.01)	(0.03)	(0.01)
EARNINGS (LOSS) PER COMMON SHARE (BASIC)	$0.07	$(0.14)	$(0.35)	$(0.16)

EARNINGS (LOSS) PER COMMON SHARE (DILUTED)
Earnings (loss) from continuing operations	$0.07	$(0.13)	$(0.32)	$(0.15)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.01)
EARNINGS (LOSS) PER COMMON SHARE (DILUTED)	$0.07	$(0.14)	$(0.35)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	29,089	17,076	27,884	15,646
Diluted	30,615	17,076	27,884	15,646

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	08/28/04	08/30/03
	(unaudited)	(unaudited)

CASH USED IN OPERATING ACTIVITIES	$(9,233)	$(7,683)
CASH PROVIDED IN DISCONTINUED ACTIVITIES	74	68
CASH USED IN OPERATING ACTIVITIES	(9,159)	(7,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	4	6
Proceeds from investment in real estate	98	853
Redemption of preferred shares	—	(368)
Purchases of fixed assets	(134)	(530)
Cash used in investing activities	$(32)	$(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	$—	$(28)
Payments on notes payables and long term debt	(68)	(501)
Proceeds from issuance of convertible notes payable	2,500	—
Repayments of factor borrowings	(332)	—
Proceeds from note payable to officer	—	500
Proceeds from issuance of stock and exercise of stock options, net of expense	314	9,928
Cash provided by financing activities	$2,414	$9,899
Cash used in discontinued activities	(74)	(67)
Cash provided by financing activities	2,340	9,832

Effect of exchange rate on cash	—	10

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(6,851)	$2,188

CASH AND CASH EQUIVALENTS, at beginning of period	7,248	222

CASH AND CASH EQUIVALENTS, at end of period	$397	$2,410

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of Innovo Group, Inc., which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended August 30, 2003 and August 28, 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with Innovo Group’s audited consolidated financial statement as of November 29, 2003 contained in Innovo Group’s Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K for the year ended November 29, 2003, or the Annual Report.  Innovo Group’s subsidiaries include the following entities:  Innovo, Inc., or Innovo, Joe’s Jeans Inc., or Joe’s, Innovo Azteca Apparel, Inc., or IAA, Leaseall Management, Inc., or Leaseall, and Innovo Realty, Inc., or IRI.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flow for the interim periods presented.  The results for the three months and nine months ended August 28, 2004 are not necessarily indicative of the results anticipated for the entire year ending November 27, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statement.  Actual results may differ from those estimates.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORY

Inventories are stated at the lower of cost, which is determined by the first-in-first-out method or market.  Inventories consisted of the following (in thousands):

	08/28/04	11/29/03
	(in thousands)
Finished goods	$7,409	$10,189
Work in progress	1,066	199
Raw materials	1,998	1,329
	10,473	11,717
Less allowance for obsolescence and slow moving items	(1,180)	(4,193)
	$9,293	$7,524

NOTE 3 – LOSS FROM DISCONTINUED OPERATIONS

During the third quarter of fiscal 2004, management decided to sell Innovo Group’s commercial rental property that served as its former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist with the sale.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of Leaseall separately as a discontinued operation.  The assets and liabilities of the discontinued operation are presented in the condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  Innovo Group believes that the sale of this property can be completed within a twelve month period.  The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	08/28/04	11/29/03
	(in thousands)

Building, land and improvements	$1,656	$1,656
Less accumulated depreciation and amortization	(483)	(439)
Less asset impairment charge	(574)	—
Assets of discontinued operations	$599	$1,217

Liabilities of discontinued operations	$402	$476

The following table sets forth the loss from the discontinued operations of each period presented.  During the second quarter of fiscal 2004, Innovo Group recorded a $574,000 impairment loss on long-lived assets related to this property.

	Three Months Ended		Nine Months Ended
	8/28/04	8/30/03	8/28/04	8/30/03
	(in thousands)
Selling, general and administrative	(28)	(26)	(271)	(45)
Depreciation	—	(19)	(44)	(56)
Interest expense	(7)	(9)	(26)	(21)
Other income	13	8	40	25
Other expense	(6)	(17)	(18)	(61)
Asset impairment charge	—	—	(574)	—
Tax (expense)/benefit	15	(2)	3	(7)
Loss from discontinued operations	(13)	(65)	(890)	(165)

NOTE 4 – LONG-TERM DEBT

A summary of our long-term debt follows (in thousands):

	08/28/04	11/29/03
	(in thousands)
First mortgage loan on Springfield property	$402	$476
Promissory note to Azteca (Blue Concepts)	9,300	21,800
Promissory note to Azteca (Knit Div.)	—	68
Total long-term debt	9,702	22,344
Less: Liabilities of discontinued operations	402	476
Current portion of related party long-term debt	267	—
Total related party long-term debt	$9,033	$21,868

As used herein, Azteca means Azteca Production International, Inc., an entity in which two of our substantial stockholders, Hubert Guez and Paul Guez, have a controlling interest.

NOTE 5 – DUE FROM FACTOR AND SHORT TERM DEBT

CIT Commercial Services

On June 1, 2001, Innovo Group’s subsidiaries, Innovo and Joe’s, entered into accounts receivable factoring agreements with CIT Commercial Services, a unit of CIT Group, Inc. (CIT).  Under the terms of the agreements, Innovo or Joe’s has the option to factor receivables with CIT on a non-recourse basis, provided that CIT approves the receivable in advance.  Innovo or Joe’s may, at their option, also factor non-approved receivables on a recourse basis.  Innovo or Joe’s continues to be obligated in the event of product defects and other disputes, unrelated to the credit worthiness of the customer.  Innovo or Joe’s has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables.  The agreement calls for a 0.8% factoring fee on invoices factored with CIT and a per annum rate equal to the greater of the Chase prime rate plus 0.25% or 6.5% on funds borrowed against the factored receivables.  On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

On or about August 20, 2002, each of Innovo and Joe’s entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit the subsidiaries to obtain advances of up to 50% of the eligible inventory up to $400,000 each.  According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the bank’s prime rate plus 0.75% or 6.5% per annum.

On or about June 10, 2003, the existing financial facilities with CIT for each of Innovo and Joe’s were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on the first-in-first-out basis.  In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo also with no fixed aggregate cap.  IAA did not previously have an inventory security agreement with CIT.  Under the factoring arrangements, Innovo Group though its subsidiaries may borrow up to 85% of the value of eligible factored receivables outstanding.  The factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the bank’s prime rate.  Innovo Group has also established a letter of credit facility with CIT whereby Innovo Group can open letters of credit, for 0.125% of the face value, with international and domestic suppliers provided Innovo Group has availability on its inventory line of credit.  In addition, Innovo Group also may elect to factor with CIT its receivables by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment.  On June 10, 2003, cross guarantees were executed by and among Innovo, Joe’s, and IAA and Innovo Group entered into a guarantee for its subsidiaries’ obligations in connection with the amendments to the existing credit facilities.  In connection with the agreements with CIT, all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables are pledged to CIT.

These agreements may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon 60 days advanced written notice prior to June 30, 2005 or earlier provided that the minimum factoring fees have been paid for the respective period.

Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT, since the factoring of receivables is non-recourse to Innovo Group.  Further, in the event Innovo Group’s loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on Innovo Group’s balance sheet as “Due to Factor.”  On August 28, 2004, Innovo Group’s loan balance with CIT was $10,599,000 and no open letters of credit were outstanding.

NOTE 6 – EARNINGS PER SHARE

A reconciliation of the numerator and denominator of basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	(in thousands, except per share data)		(in thousands, except per share data)
	08/28/04	08/30/03	08/28/04	08/30/03

Basic Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$2,017	$(2,247)	$(8,803)	$(2,359)
Loss from discontinued operations	(13)	(65)	(890)	(165)
Net income (loss)	$2,004	$(2,312)	$(9,693)	$(2,524)

Denominator:
Weighted average common shares outstanding	29,089	17,076	27,884	15,646

Earnings (loss) per Common Share - Basic
Income (loss) from continuing operations	$0.07	$(0.13)	$(0.32)	$(0.15)
Loss from discontinued operations	(0.00)	0.00	(0.03)	(0.01)
Net income (loss)	$0.07	$(0.13)	$(0.35)	$(0.16)

Diluted Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$2,017	$(2,247)	$(8,803)	$(2,359)
Loss from discontinued operations	(13)	(65)	(890)	(165)
Interest impact of convertible notes	35	—	—	—
Net income (loss)	$2,039	$(2,312)	$(9,693)	$(2,524)

Denominator:
Weighted average common shares outstanding	29,089	17,076	27,884	15,646
Effect of dilutive securities:
Options and warrants	212	—	—	—
Convertible notes	1,314	—	—	—
Dilutive potential common shares	30,615	17,076	27,884	15,646

Earnings (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$0.07	$(0.13)	$(0.32)	$(0.15)
Loss from discontinued operations	(0.00)	0.00	(0.03)	(0.01)
Net income (loss)	$0.07	$(0.13)	$(0.35)	$(0.16)

A total of 3,238,000 options and warrants were excluded from calculation of diluted EPS for the three month ended August 28, 2004, because these options and warrants had an exercise price in excess of the average market price of Innovo Group’s common stock during the quarter.

A total of 4,204,000 options and warrants were excluded from calculation of diluted EPS for the nine month ended August 28, 2004, because these options and warrants either had an exercise price in excess of the average market price of Innovo Group’s common stock during the quarter or their effect would have been anti-dilutive.

NOTE 7 – OTHER INCOME AND EXPENSE

Other Income and Expense consists of the following:

	Three Months Ended		Nine Months Ended
	(in thousands)		(in thousands)
	08/28/04	08/30/03	08/28/04	08/30/03
	(in thousands)
Rental, real estate, and management fee income	$—	$85	$—	$244
Unrealized gain on foreign currency	—	100	—	74
Other	30	4	36	28
Total other income	$30	$189	$36	$346

Realized/unrealized loss on foreign currency	$(1)	$—	$49	$—
Other	—	7	—	1
Loss on fixed asset disposal	1	—	4	—
Total other expense	$—	$7	$53	$1

In connection with the termination of Joe’s Jeans Japan’s operations, during the nine months ended August 28, 2004, the accumulated other comprehensive loss resulting from the translation of the subsidiary’s financial statements from yen to dollars was reclassified to the statement of operations, resulting in a $52,000 loss during the nine months.

NOTE 8 –INCOME TAXES

Innovo Group’s income tax expense for the nine months ended August 28, 2004 and August 30, 2003, respectively, represents estimated state and foreign income and franchise tax expense.  For the 2004 period, Innovo Group recorded $6,000 of income tax benefit, which represents estimated state taxes net of a tax benefit from the recovery of previously paid state taxes and taxes in Japan.  For the 2004 and 2003 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state and foreign taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 9 – STOCK COMPENSATION

Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Innovo Group has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Innovo Group has adopted the disclosure-only provisions of SFAS No. 123.  Accordingly, no compensation expense has been recorded in conjunction with the fair value of the options at the grant date and amortized over the option’s vesting period, consistent with the method prescribed by SFAS No. 123, Innovo Group’s net income (loss) would have been increased to the pro forma amounts indicated below for the three and nine months ended August 28, 2004 and August 30, 2003:

	Three Months Ended		Nine Months Ended
	(in thousands, except per share data)		(in thousands, except per share data)
	08/28/04	08/30/03	08/28/04	08/30/03

Net income (loss) as reported	$2,004	$(2,312)	$(9,693)	$(2,524)
Add:
Stock based employee compensation expense included in reported net income (loss), net of related tax effects	—	25	—	76
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	159	101	345	403
Pro forma net income (loss)	$1,845	$(2,388)	$(10,038)	$(2,851)

Net income (loss) per share
As reported - basic	$0.07	$(0.13)	$(0.35)	$(0.16)
As reported - diluted	$0.07	$(0.13)	$(0.35)	$(0.16)

Pro forma - basic	$0.06	$(0.14)	$(0.36)	$(0.18)
Pro forma - diluted	$0.06	$(0.14)	$(0.36)	$(0.18)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2004:

	2004	2003
Estimated dividend yield	0.0%	0.0%
Expected stock price volatility	74%	48%
Risk-free interest rate	5.0%	5.0%
Expected life of options	4 yrs	4 yrs

The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including, the expected stock price volatility.  Because Innovo Group’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 10 – BLUE CONCEPT ACQUISITION

On July 17, 2003, our IAA subsidiary entered into an asset purchase agreement, or APA with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the Blue Concept Division of Azteca.  The Blue Concept Division sells primarily denim jeans to American Eagle Outfitters, Inc., or AEO, a national retailer.  Hubert Guez and Paul Guez, two of our substantial stockholders and parties to the APA, together have a controlling interest in Azteca.

Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all 30 of the existing employees of the Blue Concept Division, but did not assume any of the Blue Concept Division’s or Azteca’s existing liabilities.  The purchase price was paid through the issuance of a seven-year, partially convertible promissory note, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  The terms of the transaction further allowed Innovo Group, upon stockholder approval, to convert a portion of the Blue Concept Note into 3,125,000 shares of common stock valued at the greater of $4.00 per share or the market value of Innovo Group’s common stock at the date stockholder approval is obtained.  On March 5, 2004, Innovo Group conducted a special meeting of its stockholders to convert up to $12.5 million of the debt into up to 4,166,667 shares of common stock.  The conversion was approved by stockholders and as a result, Azteca has initially been issued 3,125,000 shares of common stock at a conversion price of $4.00 per share with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA.  As a result of this conversion, the Blue Concept Note was reduced from $21.8 million to $9.3 million and the shares issued pursuant to the conversion are subject to certain lock-up periods.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Conversions” for a further discussion of the conversion of the Blue Concept Note.

In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II, following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of Innovo Group’s common stock.  In the event the Blue Concept Note is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than the decrease in Period I.  As of August 28, 2004, the revenue targets for Period I have been met.

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

In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period I or Period II, IAA shall have the right to sell the purchased assets back to Azteca, and Azteca shall have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all Locked Up Shares shall be returned to Innovo Group.  In addition, IAA will pay to Sweet Sportswear, LLC, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an amount equal to 2.5% of IAA’s net revenues generated as a result of sales to AEO.

As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive supply agreement, or the Supply Agreement, for products to be sold by Blue Concept Division.  Under the terms of the Supply Agreement, Innovo Group has agreed to market and sell the products to be purchased from AZT to Innovo Group’s customers, more particularly the customers of the Blue Concept Division.  In addition to the customary obligations, the Supply Agreement requires that:  (i) Innovo Group shall submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) Innovo Group shall give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT shall receive payment immediately upon receipt by Innovo Group of invoices for its purchase orders; (iv) Innovo Group shall have a guaranteed profit margin of 15% on a “per unit” basis; and (v) the products to be supplied shall be subject to quality control measures by Innovo Group and by the customer of the Blue Concept Division.

The results of operations of the Blue Concept Division have been included in Innovo Group’s statement of operations from July 17, 2003.

The following table shows Innovo Group’s unaudited pro forma consolidated results of operations for the three and nine months ended August 28, 2004 and August 30, 2003 assuming the Blue Concept Division acquisition had occurred at the beginning of the respective fiscal years:

	Three Months Ended		Nine Months Ended
	(in thousands, except per share data)		(in thousands, except per share data)
	08/28/04	08/30/03	08/28/04	08/30/03

Net sales	$41,122	$28,600	$87,748	$91,888
Net income (loss)	2,004	(2,177)	(9,693)	(598)
Earnings (loss) per share:
Basic	$0.07	$(0.11)	$(0.35)	$(0.03)
Diluted	$0.07	$(0.11)	$(0.35)	$(0.03)

Management and the board of directors entered into the Blue Concept acquisition for the following reasons:  (i) Innovo Group was able to enter into an acquisition with a seller with which Innovo Group has a long-standing relationship; (ii) Innovo Group was able to acquire a profitable business that has a financial history of producing conservative profit margins with significant revenues; (iii) Blue Concept had a strong customer relationship with AEO, (iv) the manufacturing relationships with Azteca to produce effectively and efficiently; and (v) was able to acquire the personnel and talent of a profitable business.  Further, although there can be no assurance, the Blue Concept Division is expected to increase Innovo Group’s revenue growth and is expected to maintain positive cash flows.  For the nine months ended August 28, 2004, the Blue Concept Division accounted for $45,965,000 or 52% of our net revenue.  Furthermore, the APA protects Innovo Group if revenue expectations are not realized by providing “downside” protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million.

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

NOTE 11 – REPORTABLE SEGMENTS

Current Operating Segments

During the nine months ended August 28, 2004, Innovo Group continued to operate in three segments, craft and accessories, apparel and other.  The craft and accessories segment represents Innovo Group’s historical line of business as conducted by Innovo.  The apparel segment is comprised of the operations of Joe’s and IAA, both of which began in fiscal 2001, as a result of acquisitions.  Innovo Group’s real estate transactions and its other corporate activities are categorized under “other” and are represented by the operations of Innovo Group and Innovo Realty Inc., or IRI, which conducts its real estate operations.  Innovo Group’s real estate operations do not currently require a substantial allocation of our resources and are not a significant part of management’s daily operational functions.

Innovo Group evaluates performance and allocates resources based on gross profits, and profit or loss from operations before interest and income taxes.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Information for each reportable segment during each of the periods ending August 28, 2004 and August 30, 2003 is as follows:

Three Months Ended 8/28/04	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$5,072	$36,050	$—	$41,122
Gross Profit	842	7,456	—	8,298
Depreciation & Amortization	21	366	7	394
Income (loss) from Operations	(249)	3,804	(1,230)	2,325
Loss from discontinued operations	—	—	(13)	(13)
Total Assets	100	34,104	4,435	38,639

Three Months Ended 8/30/03	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$4,400	$17,506	$—	$21,906
Gross Profit	1,039	2,854	—	3,893
Depreciation & Amortization	8	689	7	704
Income (loss) from Operations	294	(1,613)	(694)	(2,013)
Loss from discontinued operations	—	—	(65)	(65)
Total Assets	4,008	34,652	2,430	41,090

Nine Months Ended 8/28/04	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$13,164	$74,584	$—	$87,748
Gross Profit	2,755	11,913	—	14,668
Depreciation & Amortization	58	1,143	18	1,219
Income (loss) from Operations	(320)	(4,065)	(3,389)	(7,774)
Loss from discontinued operations	—	—	(890)	(890)
Total Assets	100	34,104	4,435	38,639

Nine Months Ended 8/30/03	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$10,329	$35,505	$—	$45,834
Gross Profit	2,632	7,927	—	10,559
Depreciation & Amortization	21	793	17	831
Income (loss) from Operations	418	(456)	(1,848)	(1,886)
Loss from discontinued operations	—	—	(165)	(165)
Total Assets	4,008	34,652	2,430	41,090

NOTE 12 – CONVERTIBLE NOTES AND WARRANTS

On June 15, 2004, Innovo Group’s Board of Directors authorized Innovo Group to raise up to $4,000,000 dollars through the sale of convertible promissory notes and common stock purchase warrants.  On June 15, 2004, June 18, 2004 and June 22, 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants for 312,500 shares of common stock which resulted in aggregate gross proceeds of $2,500,000 and up to an additional $452,000 in aggregate gross proceeds in the event of the exercise of the warrants.

The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has a maturity date twelve months from the date of issuance.  The convertible promissory note is convertible at any time from the date of issuance into shares of common stock at a price per share equal to 110% of the average of the closing price of Innovo Group’s common stock for the five trading days immediately prior to the date of issuance, which, for each purchaser, resulted in a conversion price of $1.53, $1.41 and $1.35, respectively.  Innovo Group will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  Innovo Group has an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months from the effective date of the note.  However, in the event that Innovo Group elects to prepay all or a portion of the convertible note, a purchaser may elect within 3 days to convert all or a portion of the note into common stock and thus prevent Innovo Group’s prepayment of the convertible note.

Each purchaser was also issued warrants to purchase shares of common stock.  The number of shares that the purchaser will be eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants on a per share basis is equal to 110% of the average of the closing price of Innovo Group’s common stock for the five trading days immediately prior to the date of issuance of the warrant, which, for each purchaser, resulted in an exercise price of $1.53, $1.41 and $1.35, respectively.  The warrants expire five years from the date of issuance and are exercisable immediately.  The aggregate fair value of these warrants were valued at $143,000 using the Black Scholes pricing model with the following assumptions:

Estimated dividend yield	0.0%
Expected stock price volatility	74%
Risk-free interest rate	5.0%
Expected life of warrant	2 yrs

The value of the warrants has been treated as a debt discount and is being amortized over the life of the convertible note.  The unamortized deferred financing cost as of August 28, 2004 was $114,000.  In connection with both the convertible notes and the warrants, Innovo Group entered into a registration rights agreement with each of the purchasers, whereby Innovo Group agreed to register for resale the shares underlying the convertible notes and warrants.

On September 27, 2004, Innovo Group’s Board of Directors authorized Innovo Group to raise up to an additional $1,500,000, for an aggregate of $5,500,000, through the sale of additional convertible promissory notes and common stock purchase warrants.  On October 4, 2004, Innovo Group raised an additional $1,885,000 under substantially similar terms.  See “Note 16 – Subsequent Events” for a further discussion of the terms of this additional sale of convertible notes and warrants.

NOTE 13 – TERMINATION OF LICENSE AGREEMENTS

Innovo Group has been re-evaluating the license agreements associated with its branded label apparel operating segments since the beginning of fiscal 2004.  As a result of this re-evaluation process, two of its branded label apparel licenses were terminated in the second quarter of fiscal 2004.  In the fourth quarter of fiscal 2004, Innovo agreed to the early termination of its license for the Bongo® mark and IAA terminated its license for the Shago® mark.  See “Note 16 – Subsequent Events” for a further discussion on the termination of these license agreements.

Fetish™

On May 13, 2004, IAA mutually agreed to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish™ mark with Blondie Rockwell, Inc., the licensor of entertainment personality Eve’s Fetish™ mark.

On May 25, 2004, the parties executed a definitive Settlement Agreement and Release.  Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004.  Furthermore, IAA agreed to pay to Blondie Rockwell a termination fee, which included unpaid accrued royalties, in three installments over a three month period.  As of October 12, 2004, Innovo Group has made all three installment payments totaling $837,000.  In exchange for the termination fee and unpaid owed royalties, IAA has no further obligation to pay any additional fees or royalties on sales from the 2004 Fetish™ summer line, excess apparel inventory or unsold or returned merchandise.  In addition, IAA continues to have the right to finish the production, marketing, distribution and sale of Fetish™ accessories identified in the Settlement Agreement through March 31, 2005, and will pay a royalty in the amount of 8% on all such accessory sales.  As part of the Settlement Agreement and Release, Innovo Group executed a Guaranty Agreement to and in favor of Blondie Rockwell, Inc. guaranteeing payment in full and performance of all of IAA’s obligations and liabilities in the Settlement Agreement and Release.

In connection with the termination of the Fetish™ license agreement, IAA recorded a charge in the second quarter of 2004 in the amount of $750,000 to reflect the termination payment as well as $1,355,000 representing the write-off of fixed assets related to the licensed brand and prepaid advertising license expenses. IAA also recorded a charge of $1,707,000 related to the write-down to estimated net realizable value of the Fetish™ inventory during the second quarter ended May 29, 2004.

Hot Wheels®

In July of 2002, IAA entered into a license agreement with Mattel, Inc. for Hot Wheels® branded adult apparel and accessories.  Since that time, due to lack of interest in the consumer marketplace, IAA did not have any sales under this license agreement.  Due to these and other factors, IAA terminated the license agreement for Hot Wheels® branded apparel and accessory products.  In connection with the termination, IAA paid $70,000, representing the final payment of royalty obligations to Mattel.  Due to the termination, IAA reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004 which represented the maximum contractual future royalty obligations originally due under the license agreement.

NOTE 14 – EXERCISE OF WARRANTS

During the first and second quarter of fiscal 2004, Innovo Group issued 251,500 shares of its common stock in connection with the exercise of certain previously issued warrants.  These warrants ranged in exercise price from $0.90 to $2.50 and resulted in aggregate gross proceeds of $447,000 to Innovo Group.

NOTE 15 – NEW YORK SHOWROOM LEASE OBLIGATION

Pursuant to a sublease agreement, Innovo Group rents approximately 11,000 square feet in New York which we used primarily as showroom and office space for support for our Fetish™, Shago®, and Joe’s® branded apparel lines.  While Innovo Group continue to occupy and utilize portions of the space for general administrative and sales purposes, we are currently not utilizing the space for its originally intended purpose as a result of the elimination of the Fetish® and Shago® brands.  Innovo Group has engaged a real estate broker to assist in evaluating our options in obtaining a prospective tenant for all or a portion of the space.  Currently, Innovo Group pays $29,000 per month and is obligated pursuant to the lease agreement until July 31, 2009.

NOTE 16 –SUBSEQUENT EVENTS

Sale of Convertible Notes and Warrants

On October 4, 2004, Innovo Group executed substantially similar transaction documents as described in “Note 12 – Convertible Notes and Warrants” with six additional accredited investors, resulting in aggregate gross proceeds of $1,885,000 million and up to an additional $537,000 in aggregate gross proceeds upon exercise of all 235,625 common stock purchase warrants.  The conversion price for the convertible notes and exercise price of the warrants for each purchaser was $2.28.

Termination of License Agreements

Bongo®

On September 1, 2004, Innovo Group’s accessory subsidiary, Innovo Inc., executed a letter agreement with IP Holdings LLC, the assignee of the Bongo® mark to provide for the early termination of its accessory license for bags and small leather/pvc goods bearing the Bongo® mark.  The parties mutually agreed to the early termination of the license agreement to be effective as of December 31, 2004.  In addition, the parties agreed to a reduced royalty rate of two and one-half percent of net sales instead of the five percent royalty rate in the original license agreement for product shipped between August 1, 2004 and December 31, 2004.  Innovo will continue to pay a two percent advertising royalty on net sales, but has no further obligation to contribute money to produce product samples, fees or for the participation of staff members in all brand events and tradeshows.  Both parties will be absolved of all other contractual matters as of December 31, 2004.

Shago®

On or about October 1, 2004, IAA agreed to enter into a Settlement and Release Agreement with LBW, Inc., the master licensor, whereby the parties will agree to a mutual termination and release for the license agreement to manufacture and sell toddler, boys, girls, and junior apparel and coordinating accessories featuring the Shago® and other professional names, visual images or representations based upon the real life image of the artist known as “Lil’ Bow Wow.”  Pursuant to the proposed settlement agreement, IAA will be obligated to pay an aggregate amount of $146,000 of unpaid owed royalties to LBW in exchange for the immediate termination and mutual release by the parties.  Upon payment of all unpaid owed royalties, there will be no further obligations by IAA to LBW.  Innovo Group does not expect any future net sales from this agreement and it does not have any significant Shago® inventory on hand.  The parties are in the process of executing a final settlement agreement.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report of Form 10-K for the year ended November 29, 2003.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three and nine month period ended August 28, 2004 and August 30, 2003, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our Notes to Consolidated Condensed Financial Statements included elsewhere herein.

We completed our acquisition of the Blue Concept Division from Azteca Production International, Inc., on July 17, 2003.  The results of operations of the Blue Concept Division are included in our operating results from the date of acquisition.  Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions and Licenses” for a further discussion of the Blue Concept Division Acquisition.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month periods ended August 28, 2004 and August 30, 2003.  This discussion should be read in conjunction with our Consolidated Condensed Financial Statements, Notes to Consolidated Condensed Financial Statements and supplemental information in Item 1 of this Quarterly Report on Form 10-Q for the period ended August 28, 2004.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report on Form 10-Q for the period ended August 28, 2004 that could cause actual results to differ materially.

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

Throughout fiscal 2004, we continued our process of re-evaluating our principal business activities in both the apparel and accessory markets.  Based upon this re-evaluation, we have begun scaling down certain segments of our accessory and apparel activities, including the termination of certain branded label accessory and non-denim apparel products.  We are conducting a re-evaluation process which we believe but will result in a better allocation of our resources to fund growth in other areas, such as denim apparel.

Our branded label accessories and apparel products are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand and/or mark or as a company-owned brand, such as Joe’s® Jeans, Betsey Johnson® and indie™ for apparel and Fetish™, Bongo®, Friendship™ and Clear Gear™ for accessories.  We then outsource the manufacturing and distribution of the branded products.  We sell our branded products to retail customers or distributors.  We are then obligated to pay a certain percentage of royalties on our net sales of the branded products to the licensor, if it is a licensed product.  Since the beginning of the second quarter of fiscal 2004, we have scaled back certain of our non-denim branded apparel and accessory operations through the termination of our license agreements for Fetish™, Hot Wheels® and Shago® apparel and accessories and Bongo® accessories.  Without these non-denim branded licenses, as well as their respective royalty obligations, we have been able to reduce our headcount and direct our resources to focus primarily on denim wear.  While there can be no assurance that this direction will result in profitability, we believe that these changes represent steps for growth and profitability in areas of proven ability.  We continue to retain our branded accessory licenses for Fetish™ on a limited basis until March 31, 2005 and Bongo® until December 31, 2004.  Our licenses for our branded denim and denim related apparel, such as Joe’s Jeans®, Betsey Johnson® and our company-owned line, indie™, continue to be our focus as our principal business activities focus on branded and private label denim and denim-related apparel.

Reportable Segments

For the periods ended August 28, 2004 and August 30, 2003, we operated in three segments:  craft and accessories, apparel and other.  Our craft and accessory segment, which represents our historical business, is conducted by our Innovo, Inc., or Innovo, subsidiary and includes craft and accessory products.  Our apparel segment consists of two revenue streams:  branded and private label apparel.  Our apparel segment is conducted through our Joe’s Jeans, Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA, subsidiaries, both of which are involved in the design, development and marketing of apparel products.  The craft and accessory and apparel operating segments have been classified based upon the nature of their respective operations, customer base and the nature of the products sold.

Our real estate transactions and our other corporate activities are categorized under “other” and are represented by the operations of Innovo Group Inc., or IGI, the parent company and wholly owned subsidiary, Innovo Realty Inc., or IRI, which conducts our real estate operations.  Our real estate operations do not currently require a substantial allocation of our resources and are not a significant part of management’s daily operational functions.

Our Principal Sources of Revenue

Craft & Accessories

Our craft and accessory business is conducted through our Innovo subsidiary.  We produce craft accessories to sell to large retailers such as Wal-Mart and Michaels Stores, Inc, as well as private label and branded label accessories through license agreements under which we have licensed brands, such as Bongo® and Fetish™, or as company-owned brands, such as Friendship™ and Clear Gear ™. While we intend to continue certain aspects of our craft and accessory business, we are re-evaluating the overall craft and accessory operations.  As part of this re-evaluation, we retained a limited license for the right to continue to finish the production and sale of accessories under the Fetish™ brand through March 31, 2005 and agreed to the early termination for our license agreement for Bongo® accessory products on December 31, 2004.  These two branded accessory licenses accounted for approximately 95% of our branded accessories net sales to date during fiscal 2004.  Further, beginning in the fourth quarter of fiscal 2004, we ceased taking orders for future deliveries of private label accessories.

Apparel

Our branded apparel business is conducted through our Joe’s and IAA subsidiary.  We produce branded apparel products under license agreements for brands such as Joe’s Jeans®, Betsey Johnson® and or as company-owned brands, such as indie™.  As discussed in more detail below, we have recently terminated our license agreements for Fetish™, Hot Wheels® and Shago® branded apparel, which only accounted for 3% of our branded apparel sales in the third quarter of fiscal 2004.

Since its introduction in 2001, Joe’s has gained national and international recognition, primarily in the women’s denim market.  In fiscal 2003, Joe’s expanded its offerings to include women’s sportswear and men’s denim and apparel items.  In fiscal 2004, under the direction of Joe’s Jeans design team, we are introducing a new branded apparel line under the name indie™.  indie™ will initially include women’s denim jeans and skirts, tops and jackets, with the collection targeted for the Fall/Holiday season in 2004 on a limited basis and a full launch to better department and specialty stores for spring of 2005.

Since the beginning of fiscal 2004, we have been re-evaluating certain of the license agreements that we previously classified under our IAA branded label apparel operating segments.  On May 25, 2004, we entered into a settlement agreement, or Settlement Agreement, whereby we terminated our license agreement for Fetish™ branded apparel with Blondie Rockwell, Inc., the licensor of entertainment personality Eve’s Fetish™ mark.  Under the terms of the Settlement Agreement, we continue to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004 with no obligation to pay additional royalties on sales, in exchange for a termination fee, which included unpaid owed royalty payments.  IAA agreed to pay to Blondie Rockwell the termination fee and unpaid owed royalty payments in three installments over a three month period. To date, we have fulfilled our payment obligations under the Settlement Agreement.  In addition, we continue to have the right to finish the production of, market, distribute and sell Fetish™ accessories already identified by the parties through March 31, 2005, and will pay royalties in the amount of 8% on net sales, as originally defined in the license agreement, on all such accessory sales.

In June of 2004, we also terminated our license agreement with Mattel, Inc., or Mattel, for Hot Wheels® branded apparel and accessory products.  Because we did not have any sales in fiscal 2003 or through the second quarter of fiscal 2004 under this license agreement due to lack of interest in the consumer marketplace, we terminated the license agreement.  In connection with the termination, we paid $70,000, representing the final payment of royalty obligations to Mattel.  Due to the termination, we reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004, which represents the maximum contractual future royalty obligations due under the original license agreement.

On or about October 1, 2004, we agreed to enter into a Settlement and Release Agreement with LBW, Inc., or LBW, the master licensor, whereby the parties will agree to a mutual termination and release for the license agreement to manufacture and sell toddler, boys, girls, and junior apparel and coordinating accessories featuring the Shago® and other professional names, visual images or representations based upon the real life image of the artist known as “Lil’ Bow Wow.”  Pursuant to the proposed settlement agreement, we will be obligated to pay an aggregate amount of $146,000 of unpaid owed royalties to LBW in exchange for the immediate termination and mutual release by the parties.  Upon payment of all unpaid owed royalties, there will be no further obligations to LBW.  We do not expect any future net sales from this agreement and we do not have any significant Shago® inventory on hand.  The parties are in the process of executing the final settlement agreement.

Although we have recently terminated licenses in our non-core business areas, on February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our significant stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  We anticipate our first shipment of product to be delivered in October 2004 based on outstanding sales orders received to date.  We believe this license agreement, because it is limited to denim and denim-related apparel, will allow us to utilize our core business strength in the denim and denim-related apparel market.  We did not compensate Paul Guez for this assignment due to our relationship with him, as discussed below.

We also design and market private label apparel products under other non-licensed arrangements, such as purchase orders primarily under our IAA subsidiary.  The private label business represents our largest source of sales, both under IAA and in the aggregate of all our subsidiaries. We believe our knowledge, resources and experience particularly within the denim business enables us to attract private label business.  Through private label arrangements, we sell denim products primarily to American Eagle Outfitters, Inc., or AEO, Kmart Corporation and Target Corporation.  We anticipate growth in private label sales throughout fiscal 2004 compared to previous reporting periods, primarily because we will have conducted a full fiscal year of sales to AEO as a result of the acquisition of the Blue Concept Division from Azteca.

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

As part of Commerce’s equity investment in our company, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network.  Pursuant to a craft supply agreement and distribution agreement with Commerce, we agreed to purchase all of our craft products, which at the time primarily consisted of denim tote bags and aprons, from Commerce and to have Commerce distribute these craft products out of its Los Angeles distribution facility.  Commerce manufactures our craft products out of its facilities in Mexico.  These agreements were automatically renewed in August 2004 for an additional two-year term and thereafter will continue to be automatically renewed for additional two-year terms unless terminated by either party with 90 days notice.

Our strategic relationship with Commerce allowed us to close our domestic manufacturing and distribution facilities and to move forward with diversifying our product mix and offerings to include apparel products in addition to accessory products.  In an effort to enter the apparel market quickly and efficiently we, through IAA, acquired Azteca’s knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.  To further solidify our presence in the apparel market and enhance and complement our existing private label business, in July 2003, we acquired the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million dollars, or the Blue Concept Note.  In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO.  On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock initially, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement.  As a result of this conversion, the Blue Concept Note has been reduced to $9.3 million.  Additionally, by virtue of this strategic relationship, we were able to secure an assignment for the license for women’s jeans and coordinating denim related apparel under the Betsey Johnson® brand name from Paul Guez.

During fiscal 2003, we moved our headquarters and principal executive offices from 5900 S. Eastern Avenue, Suite 120, Commerce, California 90040 to 5804 East Slauson Avenue, Commerce, California 90040.  The 5804 East Slauson Avenue space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca a fee of $62,000 per month for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities.  In addition, we have verbal agreements with Azteca and/or its affiliates regarding the supply and distribution of other apparel products we sell.

Results of Continuing Operations

We completed our acquisition of the Blue Concept Division from Azteca on July 17, 2003.  The results of operations of the Blue Concept Division are included in our operating results from the date of acquisition.

Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions and Licenses” for a further discussion of the Blue Concept acquisition.

The following table sets forth certain statements of operations data for the three and nine month periods as indicated:

	Three Months Ended
	(in thousands)
	08/28/04	08/30/03	$ Change	% Change

Net Sales	$41,122	$21,906	$19,216	88%
Cost of Goods Sold	32,824	18,013	14,811	82%
Gross Profit	8,298	3,893	4,405	113%

Selling, General & Administrative	5,579	5,202	377	7%
Depreciation & Amortization	394	704	(310)	-44%
Income (loss) from Operations	2,325	(2,013)	4,338	-215%

Interest Expense	(338)	(394)	56	-14%
Other Income & Expense	30	182	(152)	-84%
Income (loss) from continuing operations, before taxes	2,017	(2,225)	4,242	-191%
Income taxes (benefit)	—	22	(22)	-100%
Income from continuing operations	2,017	(2,247)	4,264	-190%
Loss from discontinuing operations, net of tax	(13)	(65)	52	-80%

Net income (loss)	$2,004	$(2,312)	$4,316	-187%

	Nine Months Ended
	(in thousands)
	08/28/04	08/30/03	$ Change	% Change

Net Sales	$87,748	$45,834	$41,914	91%
Cost of Goods Sold	73,080	35,275	37,805	107%
Gross Profit	14,668	10,559	4,109	39%

Selling, General & Administrative	21,223	11,614	9,609	83%
Depreciation & Amortization	1,219	831	388	47%
Income (loss) from Operations	(7,774)	(1,886)	(5,888)	312%

Interest Expense	(1,018)	(749)	(269)	36%
Other Income & Expense	(17)	345	(362)	-105%
Income (loss) from continuing operations, before taxes	(8,809)	(2,290)	(6,519)	285%
Income taxes (benefit)	(6)	69	(89)	-107%
Income from continuing operations	(8,803)	(2,373)	(6,430)	271%
Loss from discontinuing operations, net of tax	(890)	(165)	(725)	439%

Net income (loss)	$(9,693)	$(2,524)	$(7,155)	282%

Loss From Discontinued Operations

During the third quarter of fiscal 2004, we decided to sell our commercial rental property that served as our former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed financial statements reflect the results of operations and financial position of Leaseall Management Inc., or Leaseall separately as a discontinued operation.  The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  We believe the sale of this property can be completed within a twelve month period.  During the second quarter of fiscal 2004 we recorded a $574,000 impairment loss on long-lived assets related to this property.

Comparison of Three Months Ended August 28, 2004 to Three Months Ended August 30, 2003

Three Months Ended August 28, 2004 Overview

For the three months ended August 28, 2004, or the third quarter of fiscal 2004, our net sales increased to $41,122,000 from $21,906,000 for the three months ended August 30, 2003, or the third quarter fiscal 2003, or an 88% increase.  We generated a income from continuing operations of $2,017,000 for the third quarter of fiscal 2004 compared to a loss from continuing operations of $2,247,000 for the third quarter fiscal 2003, or a 187% increase.

The primary reasons for our income from continuing operations from the third quarter of fiscal 2004 compared to a loss from continuing operations in the third quarter of fiscal 2003 were the following:

•                  An increase in net sales in both our apparel and accessory segments, primarily attributable to:

•                  our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition acquired in the middle of the third quarter of fiscal 2003;

•                  growth in sales of Joe’s Jeans® branded apparel in both the domestic and international markets;

•                  overall strong demand for denim apparel products in the marketplace;

•      improved production and delivery performance;

•      sale of slow moving Fetish™ apparel inventory; and

•      an increase in sales to its private label customers and sales of Fetish™ branded accessory products.

•                  An increase in gross margins in our apparel segment as a result of higher gross margins from our branded apparel;

•                  Lower SG&A expenses as a percentage of net sales; and

•                  Lower depreciation and amortization costs.

As discussed above, we classify our business in three reportable segments.  The following table sets forth certain statements of operations data by segment for the periods indicated.

Three Months Ended 8/28/04	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$5,072	$36,050	$—	$41,122
Gross Profit	842	7,456	—	8,298
Selling, General & Administrative	1,070	3,684	825	5,579
Depreciation & Amortization	21	366	7	394
Interest Expense	(30)	(232)	(76)	(338)

Three Months Ended 8/30/03	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$4,400	$17,506	$—	$21,906
Gross Profit	1,039	2,854	—	3,893
Selling, General & Administrative	737	3,777	688	5,202
Depreciation & Amortization	8	689	7	704
Interest Expense	(70)	(314)	(10)	(394)

Three Months Ended 8/28/04 to 8/30/03	Crafts & Accessories		Apparel		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(dollars in thousands)
Net Sales	$672	15%	$18,544	106%	$—	N/A	$19,216	88%
Gross Profit	(197)	(19)	4,602	161	—	N/A	4,405	113
Selling, General & Administrative	333	45	(93)	(2)	137	20	377	7
Depreciation & Amortization	13	163	(323)	(47)	—	N/A	(310)	(44)
Interest Expense	40	(57)	82	(26)	(66)	N/A	56	(14)

Net Sales

Our net sales increased to $41,122,000 in the third quarter of fiscal 2004 from $21,906,000 in the third quarter of fiscal 2003, or an 88% increase.  The primary reasons for this increase in our net sales were due to:  (i) increased sales to our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe’s Jeans in both the domestic and international markets; (iii) overall strong demand for denim apparel products in the marketplace; (iv) improved production and delivery performance; (v) sale of slow moving Fetish™ apparel inventory; and (vi) an increase in sales to our private label customers and sales of Fetish™ branded accessory products.  As previously discussed, we terminated our license agreement for Fetish™ branded apparel and accessory products on May 25, 2004.  Based upon the termination of this and other branded apparel and accessory license agreements, we expect our net sales attributed to licensed branded labels to become less significant in subsequent quarters compared to our private label net sales.

Craft & Accessory

	Net Sales
	($ in thousands)			% of Total Net Sales
	Three Months Ended			Three Months Ended
	8/28/04	8/30/03	% Chg.	8/28/04	8/30/03

Craft	$1,574	$1,534	3%	31%	35%

Private Label	1,403	976	44%	28%	22%

Branded	2,095	1,890	11%	41%	43%

Total Net Sales	$5,072	$4,400	15%	100%	100%

Net sales for our craft and accessory segment increased to $5,072,000 in the third quarter of fiscal 2004 from $4,400,000 in the third quarter of fiscal 2003, or a 15% increase.  The increase is primarily a result of higher sales of private label accessory products and continued sales of our Fetish™ branded accessory products.  Net sales from our craft business increased to $1,574,000 in the third quarter of fiscal 2004 from $1,534,000 in the third quarter of fiscal 2003, or a 3% increase.  Craft accessory sales accounted for 31% of Innovo’s net sales in the third quarter of fiscal 2004 compared to 35% in the third quarter of fiscal 2003.

Net sales from accessory products increased during third quarter of fiscal 2004 to $3,498,000 from $2,866,000 during third quarter of fiscal 2003, or a 22% increase. The increase in net sales in the accessory business was primarily attributable to sales of private label accessories.  Private label accessories increased to $1,403,000 in the third quarter of fiscal 2004 from $976,000 in the third quarter of fiscal 2003, or a 44% increase.  Private label accessories sales accounted for 28% of Innovo’s net sales in the third quarter of fiscal 2004 compared to 22% in the third quarter of fiscal 2003.  This increase was due to improved sales activity during the third quarter in preparation for the back-to-school season occurring in our third fiscal quarter.  However, beginning in the fourth quarter of fiscal 2004, we ceased taking orders for future deliveries for certain private label accounts as we continue to re-evaluate our craft and accessories segment.

Net sales from branded accessories increased to $2,095,000 in the third quarter of fiscal 2004 from $1,890,000 in the third quarter of fiscal 2003, or an 11% increase.  Branded accessory sales accounted for 41% on Innovo’s net sales in the third quarter of fiscal 2004 compared to 43% in the third quarter of fiscal 2003.  Innovo’s branded accessories carry the following brand names:  Bongo®, Fetish™, Friendship™ and Clear Gear™.  Sales of branded accessories increased primarily as a result of the addition of sales of Fetish™ branded accessories products, which we did not have in the third quarter of fiscal 2003.  Pursuant to the termination of the Fetish™ license, Innovo will continue to have the right to finish the production of, market, distribution and sale of Fetish™ branded accessory products through March 31, 2005.  We do not believe that our business strategy for Innovo includes securing a separate license for the Fetish™ branded accessory products beyond March 31, 2005.  For this and other reasons discussed below, Innovo expects its net sales from its branded accessory business to decrease in future quarters.  Overall, net sales from Fetish™ and Bongo® accessories account for approximately 95% of branded accessory net sales to date for fiscal 2004.

Net sales of Bongo® accessories, our second largest licensed accessories brand as measured by net sales, decreased in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The lack of sales growth is attributable to a change in buying by some of our customers, which includes certain better department stores, shifting away from buying low-end junior bags to purchasing higher-end and urban junior bags.  In connection with this shift, on September 1, 2004, Innovo agreed to the early termination for accessory products that bear the Bongo® mark to be effective as of December 31, 2004. Throughout the remainder of fiscal 2004, we anticipate net sales of certain other company-owned branded accessories, such as Friendship™ and Clear Gear™, to continue to decrease in future quarters of fiscal 2004 as we continue to sell off existing inventory.

Apparel

	Net Sales
	($ in thousands)			% of Total Net Sales
	Three Months Ended			Three Months Ended
	8/28/04	8/30/03	% Chg.	8/28/04	8/30/03

Branded	$6,774	$4,439	53%	19%	25%

Private Label	29,276	13,067	124%	81%	75%

Total Net Sales	$36,050	$17,506	106%	100%	100%

Net sales of apparel increased to $36,050,000 during third quarter of fiscal 2004 from $17,506,000 during third quarter of fiscal 2003, or a 106% increase.  Net sales of both branded and private label apparel increased during third quarter of fiscal 2004 compared to third quarter of fiscal 2003.

Net sales of branded apparel increased to $6,774,000 during third quarter of fiscal 2004 from $4,439,000 during third quarter of fiscal 2003, or a 53% increase. The increase in sales was a result of increased sales of Joe’s and Fetish™ branded apparel.  More specifically, Joe’s net sales increased to $4,962,000 in the third quarter of fiscal 2004 from $3,221,000 in the third quarter of fiscal 2003, or a 54% increase as a result of increased sales in both the domestic and international markets.  Throughout fiscal 2004, to increase Joe’s net sales, we have been expanding our collection of products to include pants in materials other than denim, and tops, such as shirts and jackets and expanding our denim pants line to include six fits that are tailored to different body types.

In February 2004, we were assigned a license agreement with B.J. Vines, Inc., licensor of the Betsey Johnson® brand for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  Production of the apparel under the Betsey Johnson® brand name is currently underway and we introduced the Betsey Johnson® products to the buyers of department stores and better specialty store in the third quarter of fiscal 2004.  We expect our first shipment to be delivered under this license agreement in October 2004.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions and Licenses” for a further discussion of the Betsey Johnson® license.

In June 2004, we announced the launch of our new line of company-owned branded denim and denim-related apparel, indie™.  As of October 12, 2004, we have had initial orders for indie™ for shipment in November of 2004.  We expect to have a full launch of the indie™ line to better retail and specialty stores in Spring 2005.

We expect net sales of branded apparel to continue to grow as a result of increased sales of Joe’s and the launch of the Betsey Johnson® and indie™ brands based upon orders on-hand and a strong denim market in the United States.  However, we expect the growth in those brands to be partially offset by the termination of the license agreements for Fetish™, Hot Wheels® and Shago® branded apparel.  We are currently not producing Fetish™, Hot Wheels® and Shago® branded apparel.  Further, we are selling the remainder of our Fetish™ branded apparel and expect sales to be limited as we sell the remainder of our Fetish ™ inventory in the fourth quarter of fiscal 2004.  Net sales from Fetish™ and Shago® branded apparel accounted for 7% and 3% of overall net sales of branded apparel in the third quarter of fiscal 2003 and 2004, respectively.  For a further discussion of the termination of the Hot Wheels®, Fetish™, and Shago® license agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Private label apparel sales increased to $29,276,000 during third quarter of fiscal 2004 from $13,067,000 during third quarter of fiscal 2003, or a 124% increase.  The increase is attributable to sales within the Blue Concept Division, which we acquired from Azteca, Hubert Guez and Paul Guez in July 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions and Licenses” for a further discussion regarding the acquisition of the Blue Concept Division from Azteca.  For the remainder of fiscal 2004, we expect sales from private label apparel to increase as we anticipate benefiting from a full year’s contribution of sales from the Blue Concept Division compared to only four months in fiscal 2003.

Gross Margin

Our gross profit increased to $8,298,000 in the third quarter of fiscal 2004 from $3,893,000 in the third quarter of fiscal 2003, or a 113% increase.  Overall, gross margin, as a percentage of net sales, increased to 20% in the third quarter of fiscal 2004 from 18% in the third quarter of fiscal 2003.  This increase was attributable to: (i) higher net sales, (ii) a price increase for certain branded products, (iii) higher mix of domestic sales in branded apparel; and (iv) better inventory control.

Craft & Accessory

Our craft and accessory gross profit decreased to $842,000 in the third quarter of fiscal 2004 from $1,039,000 in the third quarter of fiscal 2003, or a 19% decrease.  Our craft and accessory gross margin decreased to 17% in the third quarter of fiscal 2004 compared to 24% in the third quarter of fiscal 2003.  Our craft and accessory gross margin is a function of its product mix, such as private label, craft and branded accessory products, for a given period.  Our craft and private label accessory products have traditionally experienced lower gross margins than our branded accessory products.  Despite higher sales of higher margin branded accessories in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, gross margin decreased as a result of higher production costs and associated freight cost due to production delays.

Apparel

Our apparel gross profit increased to $7,456,000 in the third quarter of fiscal 2004 from $2,854,000 in the third quarter of fiscal 2003, or a 161% increase.  Our apparel gross margin increased to 21% in the third quarter of fiscal 2004 from 16% in the third quarter of fiscal 2003 for the following reasons:  (i) a price increase for Joe’s product, (ii) higher mix of domestic sales in branded apparel; and (ii) better control over inventory.

Private label apparel gross profit increased to $4,273,000 in the third quarter of fiscal 2004 from $2,024,000 in the third quarter of fiscal 2003, or a 111% increase.  Private label gross margin remained the same at 15% for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.  We expect our private label gross margins to increase in the event we are able to expand our private label offerings beyond our Blue Concept Division sales to AEO.

Branded apparel gross profit increased to $3,183,000 in the third quarter of fiscal 2004 from a gross profit of $ 830,000 in the third quarter of fiscal 2003, or a 284%.  Branded apparel gross margins increased to 47% in the third quarter of fiscal 2004 from 19% in the third quarter of fiscal 2003.

Our branded apparel gross margin increase is due to a price increase on certain branded apparel products in the third quarter of fiscal 2004 and a higher level of domestic net sales during the third quarter of fiscal 2004 than in the third quarter of fiscal 2003.  Our domestic net sales price is generally higher then our international net sales price.  We changed our inventory purchasing strategy for branded products during the second quarter of fiscal 2003 from buying finished goods to buying raw materials and outsourcing the manufacturing of our goods.  The cost to buy raw materials and outsource the manufacturing of our own goods was significantly higher than our cost to buy finished goods.  Although the new strategy has increased our cost of goods, we expect branded margins to continue to improve throughout the remainder of fiscal 2004 as we continue to consolidate branded products production under our existing production department and recognize economies of scale.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $5,579,000 in the third quarter of fiscal 2004 from $5,202,000 in the third quarter of fiscal 2003, or a 7% increase.

The SG&A increase in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 is largely a result of the following two factors: (i) an increase in employee costs and related benefits due to: (a) a full quarter impact from the employees acquired associated with the Blue Concept Division acquisition, (b) the hiring of additional designers for the Betsey Johnson® branded apparel line, and (c) the hiring of sales people for the indie™ branded apparel line; and (ii) earn-out expense associated with the purchase of Blue Concept Division.

Craft & Accessory

The craft and accessory segment’s SG&A expenses increased to $1,070,000 in the third quarter of fiscal 2004 from $737,000 in the third quarter of fiscal 2003, or a 45% increase.  This SG&A expense increase is primarily attributable to the hiring of additional sales personnel to replace third party “commission-only” sales representatives and the hiring of additional employees in our sourcing office in Hong Kong in fiscal 2004.  Innovo’s employee wages and related benefits increased to $417,000 in the third quarter of fiscal 2004 from $346,000 in the third quarter of fiscal 2003, or a 21% increase.

Due to the expansion of the branded accessories product line in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, other SG&A expense categories increased, namely:  (i) royalty expense; (ii) factor expenses; and (iii) rent.  Third quarter of fiscal 2004 sales of Fetish™ branded accessories resulted in an increase in our royalty expense to $158,000 from $32,000 in the third quarter of fiscal 2003, or a 394% increase.  Also, our increased sales resulted in an increase in our factor expenses under our credit arrangements to $46,000 in the third quarter of fiscal 2004 from $15,000 in the third quarter of fiscal 2003, or a 207% increase.  Finally, rent expenses increased to $62,000 in the third quarter of fiscal 2004 from $38,000 in the third quarter of fiscal 2003, or a 63% increase.  The increase in rent is primarily attributable to expansion of one of our New York showrooms to include support for the branded accessory lines.  While we will continue to have the right to continue the production of, the market, sale and distribution of Fetish™ branded accessories until March 31, 2005, our business strategy does not include securing a separate license for the Fetish™ branded accessory products beyond that date.

Apparel

Our apparel segment’s SG&A expenses decreased to $3,684,000 during the third quarter of fiscal 2004 from $3,777,000 during the third quarter of fiscal 2003, or a 2% decrease. This decrease is primarily attributable to a decrease in: (i) advertising expenses; (ii) sales show expenses; and (iii) travel expenses.  These decreases were offset by increases in (i) wage and related benefits increase in connection with the hiring of additional employees; (ii) an increase in earnout expense associated with the acquisition of Blue Concept Division from Azteca; and (iii) an increase in sample expense.

Other

Other expenses increased to $825,000 during the third quarter of fiscal 2004 from $688,000 during the third quarter of fiscal 2003, or a 20% increase. The increase in other expenses is primarily attributable to IGI, which reflects our corporate expenses and operates under the “other” segment, which does not have any sales.  IGI’s expenses, excluding interest, depreciation and amortization, increased to $821,000 in the third quarter of fiscal 2004 from $688,000 in the third quarter of fiscal 2004, or a 19% increase.  IGI’s management level wages and related benefits increased to $383,000 in the third quarter of fiscal 2004 from $225,000 in the third quarter of fiscal 2003, or a 70% increase, primarily as a result of hiring additional management level employees to provide the infrastructure necessary to manage our growth.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased to $394,000 during the third quarter of fiscal 2004 from $704,000 during the third quarter of fiscal 2003, or a 44% decrease.  The decrease was primarily attributable to amortization charges incurred in the third quarter of fiscal 2003 related to the amortization of certain intangible assets, such as purchase orders, obtained through the acquisition of the Blue Concept Division from Azteca and depreciation expenses associate to the purchase of MAGIC tradeshow booth.  This decrease during the third quarter of fiscal 2004 was offset by additional depreciation from the purchase of fixed assets.

Interest Expense

Our combined interest expense decreased to $338,000 in the third quarter of fiscal 2004 from $394,000 in the third quarter of fiscal 2003, or a 14% decrease.  Our interest expense is primarily associated with:  (i) $121,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases; (ii) $141,000 of interest expense incurred as a result of the $9,300,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003 (iii) $10,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $66,000 of interest on $2,500,0000 convertible note including amortization of deferred financing cost.

Other Income and Expense

During the third quarter of fiscal 2004 other income was $30,000 compared to other income of $182,000 during third quarter of fiscal 2003, or an 83% decrease.  Other income decreased primarily as a result of: (i) we recorded no income from our sub-asset management fee associated with our real estate investment as described below; and (ii) we dissolved our Joe’s Jeans Japan subsidiary which resulted in no foreign currency translation income, whereas, we recorded a foreign currency translation gain in third quarter of fiscal 2003.

IRI

Other income in the third quarter of fiscal 2004 included no income compared to $85,000 in third quarter of fiscal 2003 from a quarterly sub-asset management fee that IRI is entitled to receive pursuant to a sub-asset management agreement entered into on April 5, 2002, in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States.  Because the outstanding balance due to Innovo Group at the end of the third quarter of fiscal 2004 was $77,000, we have elected not to record the sub-asset management fee as income during the quarter as our ability to collect the balance was not deemed probable.  Part of the consideration accepted by the sellers in the limited partnership real estate acquisition was 195,000 shares of our $100 Redeemable 8% Cumulative Preferred Stock, Series A, or the Series A Preferred Stock.  We are not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed.  Until such time, we only receive the quarterly sub-asset management fee.  IRI generated $85,000 of income from the sub-asset management fee in the third quarter of fiscal 2003. See “Item 1 – Legal Proceedings” for a further discussion about a lawsuit involving IRI.

Income (loss) from Continuing Operations

We generated income from continuing operations of $2,017,000 in the third quarter of fiscal 2004 compared to a loss from continuing operations of $2,247,000 in the third quarter of fiscal 2003.  Income from continuing operations in the third quarter of fiscal 2004 compared to the loss from continuing operations in the third quarter of fiscal 2003 is largely the result of the following factors:  (i) an increase in net sales in both our apparel and accessory segments, primarily attributable to: (a) our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (b) growth in sales of Joe’s Jeans® branded apparel in both the domestic and international markets; (c) sales from our Fetish™ branded apparel and accessory products, which we did not have in the third quarter of fiscal 2003; (ii) an increase in gross margins in our apparel segment as a result of higher gross margins from our branded apparel; (iii) lower SG&A expenses as a percent of net sales; and (iv) lower depreciation and amortization costs.

Comparison of Nine Months Ended August 28, 2004 to Six Months Ended August 30, 2003

Nine Months Ended August 28, 2004 Overview

For the nine months ended August 28, 2004, our net sales increased to $87,748,000 from $45,834,000 for the nine months ended August 30, 2003, or a 91% increase.  We generated a loss from continuing operations of $8,803,000 and $2,373,000, respectively.  As further discussed below, we have identified the issues associated with our continued losses from continuing operations in the nine months ended August 28, 2004 and we are taking steps to address these issues.

The primary reasons for our loss from continuing operations in the nine months ended August 28, 2004 were the following:

•                  lower gross margins in both the apparel and accessory segments as a result of: (a) sales of slow moving and out-of-season Fetish™ and Shago® branded apparel, (b) charges taken against the remaining Fetish® inventory, (c) lower gross margins for the Joe’s Jeans branded apparel line as a result of a change in inventory purchasing, and (d) an increased percentage of sales coming from private label apparel;

•                  increased employee wages and related benefits of $3,507,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish™, Shago® and Joe’s® branded apparel products;

•                  increased royalties and commissions associated with our Fetish™ and Shago® branded apparel products and the earnout associated with the Blue Concept Division purchase of $2,041,000;

•                  increase in depreciation and amortization costs and interest expense of $650,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003;

•                  cost of $2,105,000 associated with the termination our Fetish® licensing agreement; and

•                  an asset impairment charge of $574,000 to reflect the fair market value of our former manufacturing facility and headquarters in Springfield, Tennessee.

As discussed elsewhere, we classify our business in three reportable segments.  The following table sets forth certain statements of operations data by segment for the periods indicated.

Nine Months Ended 8/28/04	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$13,164	$74,584	$—	$87,748
Gross Profit	2,755	11,913	—	14,668
Selling, General & Administrative	3,017	15,152	3,054	21,223
Depreciation & Amortization	58	1,143	18	1,219
Interest Expense	(69)	(853)	(96)	(1,018)

Nine Months Ended 8/30/03	Crafts & Accessories	Apparel	Other	Total
	(in thousands)
Net Sales	$10,329	$35,505	$—	$45,834
Gross Profit	2,632	7,927	—	10,559
Selling, General & Administrative	2,192	7,589	1,833	11,614
Depreciation & Amortization	21	793	17	831
Interest Expense	(166)	(564)	(19)	(749)

Nine Months Ended 8/28/04 to 8/30/03	Crafts & Accessories		Apparel		Other		Total
	$ Change	% Change	$ Change	% Change	$ Change	% Change	$ Change	% Change
	(in thousands)
Net Sales	$2,835	27%	$39,079	110%	$—	N/A	$41,914	91%
Gross Profit	123	5	3,986	50	—	N/A	4,109	39
Selling, General & Administrative	825	38	7,563	100	1,221	67	9,609	83
Depreciation & Amortization	37	176	350	44	1	6	388	47
Interest Expense	97	(58)	(289)	51	(77)	405	(269)	36

Net Sales

Our net sales increased to $87,748,000 for the nine months ended August 28, 2004 from $45,834,000 for the nine months ended August 30, 2003, or a 91% increase.  The primary reasons for this increase in our net sales were due to:  (i) increased sales to our private label customers in both the apparel and accessories segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe’s Jeans in both the domestic and international markets; and (iii) sales from our Fetish™ branded apparel and accessory products.  As previously discussed, we terminated our license agreement for Fetish™ branded apparel and accessory products on May 25, 2004. Based upon the termination of this and other branded apparel and accessory license agreements, we expect our net sales attributed to licensed branded labels to decrease in subsequent quarters.

Craft & Accessory

	Net Sales
	($ in thousands)			% of Total Net Sales
	Nine Months Ended			Nine Months Ended
	8/28/04	8/30/03	% Chg.	8/28/04	8/30/03

Craft	$3,957	$4,166	-5%	30%	40%

Private Label	5,175	3,339	55%	39%	32%

Branded	4,032	2,824	43%	31%	27%

Total Net Sales	$13,164	$10,329	27%	100%	100%

Net sales for our accessory segment increased to $13,164,000 for the nine months ended August 28, 2004 from $10,329,000 for the nine months ended August 30, 2003, or a 27% increase.  The increase is primarily a result of higher sales of private label accessory products and continued sales of our Fetish™ branded accessory products. Net sales from our private label accessory business increased to $5,175,000 for the nine months ended August 28, 2004 from $3,339,000 for the nine months ended August 30, 2003, or a 55% increase.  Private label accessories sales accounted for 39% of Innovo’s sales for the nine months ended August 28, 2004 compared to 32% for the nine months ended August 30, 2003.  This increase was due to increased sales to a private label customer with which we did minimal business in the nine months ended August 30, 2003 and increased sales volume with one of our largest existing customers, AEO.

Net sales of branded accessories increased to $4,032,000 for the nine months ended August 28, 2004 from $2,824,000 for the nine months ended August 30, 2003, or a 43% increase.  Branded accessories sales accounted for 31% of Innovo’s net sales for the nine months ended August 28, 2004 compared to 27% for the nine months ended August 30, 2003.  Innovo’s branded accessories carry the following brand names:  Bongo®, Fetish™, Friendship™ and Clear Gear™.  Sales of branded accessories increased primarily as a result of the addition of sales of Fetish™ branded accessories products, which we did not have in nine months ended August 30, 2003.  Pursuant to the termination of the Fetish™ license, Innovo will continue to have the right finish the production of, market, distribute and sale of Fetish™ branded accessories products as identified in the Settlement Agreement until March 31, 2005.  We do not believe that our business strategy for Innovo includes securing a separate license for the Fetish™ branded accessory products beyond March 31, 2005.  For this and other reasons discussed below, Innovo expects its net sales from its branded accessory business to decrease in future quarters and for the same quarter for fiscal 2005.

In addition, net sales of our Bongo® branded line of bags did not increase. Sales of Bongo accessories, our second largest licensed accessories brand as measured by sales, did not increase for the nine months ended August 28, 2004 compared to the nine months ended August 30, 2003. The lack of sales growth is attributable to a shift in buying by some of our customers, which includes certain larger better department stores, away from low-end junior bags to higher-end and urban junior bags.  In connection with this shift, on September 1, 2004, Innovo agreed to the early termination for the license agreement for accessory products that bear the Bongo® mark to be effective as of December 31, 2004.  Throughout the remainder of fiscal 2004, we anticipate sales of certain other company-owned branded accessories, such as Friendship™ and Clear Gear™, to continue to decrease as we continue to sell off existing inventory.

Partially offsetting a portion of the growth in branded and private label accessories was a decrease in the craft business. Craft net sales decreased to $3,957,000 for the nine months ended August 28, 2004 from $4,166,000 for the nine months ended August 30, 2003, or a 5% decrease.  Craft sales accounted for 30% of Innovo’s sales for the nine months ended August 28, 2004 compared to 40% for the nine months ended August 30, 2003.

Apparel

	Net Sales
	($ in thousands)			% of Total Net Sales
	Nine Months Ended			Nine Months Ended
	8/28/04	8/30/03	% Chg.	8/28/04	8/30/03

Branded	$18,454	$9,270	99%	25%	26%

Private Label	56,130	26,235	114%	75%	74%

Total Net Sales	$74,584	$35,505	110%	100%	100%

Net sales of apparel increased to $74,584,000 for the nine months ended August 28, 2004 from $35,505,000 for the nine months ended August 30, 2003, or a 110% increase. Net sales of apparel increased as a result of increased sales of both branded and private label apparel.

More specifically, net sales of Joe’s branded apparel increased to $11,027,000 for the nine months ended August 28, 2004 from $7,986,000 for the nine months ended August 30, 2003, or a 38% increase as a result of increased sales in both the domestic and international markets. The increase in net sales in attributable to a higher sales volume for our Joe’s® brand.  Throughout fiscal 2004, to increase Joe’s net sales we have been expanding our collection of products to include pants in materials other than denim, and tops, such as shirts and jackets and expanding our denim pants line to include six fits that are tailored to different body types. Sales of Fetish branded apparel also increased, growing to $6,147,000 in the nine months ended August 28, 2004 from no sales in the nine months ended August 30, 2003.

In the first quarter of fiscal 2004, we entered into a license agreement with Betsey Johnson for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  As a result, we expect our first shipments to be delivered under this license agreement in October 2004 and to generate sales in the fourth quarter in fiscal 2004.  Production of the apparel under the Betsey Johnson® brand name is currently underway and we introduced the Betsey Johnson® products in the third quarter of fiscal 2004.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions and Licenses” for a further discussion of the Betsey Johnson® license.

In June 2004, we announced the launch of our new line of company-owned branded denim and denim-related apparel, indie™.  As of October 12, 2004, we have had initial orders for indie™ for shipment in November 2004.  We expect to have a full launch of the indie™ line to better retail and specialty stores in spring of 2005.

As discussed previously, on May 25, 2004, we entered into a Settlement Agreement to terminate the Fetish™ license.  Under the terms of the Settlement Agreement, we continue to have the right to sell certain inventory until December 31, 2004 in exchange for advanced royalty payments made in May, June and July of 2004 in the aggregate of $837,000.  In the second quarter of fiscal 2004, we ceased production of Shago® apparel and terminated the license agreement in October 2004.  In June of 2004, we also terminated our license agreement with Mattel, Inc. for Hot Wheels® branded apparel products. We did not have any sales in fiscal 2003 or through the termination in June 2004 under this license agreement due to lack of interest in the consumer marketplace.  Net sales under our Fetish™ and Shago® branded apparel licenses accounted for 10% and 4%, in the aggregate, of our apparel net sales for the nine months ended August 28, 2004 and August 30, 2004, respectively. For a further discussion of the termination of the Hot Wheels®, Shago® and Fetish™ license agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

While we are not shipping Shago® branded apparel nor do we have any significant remaining Shago® inventory and will cease shipping Fetish™ branded apparel at the end of the fourth quarter of fiscal 2004, we expect sales of branded apparel to grow as a result of orders on-hand for Joe’s®, the launch of the indie™ and Betsey Johnson® branded apparel lines, and a strong domestic denim market.

Net sales of private label apparel increased to $56,130,000 for the nine months ended August 28, 2004 from $26,235,000 for the nine months ended August 30, 2003, or a 114% increase.  The increase in sales is attributable to sales generated in connection with the acquisition of the Blue Concept Division which we acquired from Azteca, Hubert Guez and Paul Guez in July 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions and Licenses” for a further discussion regarding the acquisition of the Blue Concept Division from Azteca.  We expect sales private label apparel to continue to increase as a result of the benefit of a full year’s contribution of sales from the Blue Concept Division versus only four months in fiscal 2003, as well as continued sales to Target Corporation and new sales to Kmart Corporation.

Gross Margin

Our gross profit increased to $14,668,000 for the nine months ended August 28, 2004 from $10,559,000 for the nine months ended August 30, 2003, or a 39% increase.  Overall, gross margin, as a percentage of net sales, decreased to 17% for the nine months ended August 28, 2004 from 23% for the nine months ended August 30, 2003.  The decline was attributable to: (i) sales of slow moving and out-of-season Fetish™ and Shago® branded apparel and accessories at cost; (ii) charges we recorded against our remaining slow moving and out-of-season Fetish™ branded apparel; and (iii) a higher percentage of sales coming from private label apparel, which also carries a lower margin.

Craft & Accessory

Our craft & accessory’s gross profit increased to $2,755,000 for the nine months ended August 28, 2004 from $2,632,000 for the nine months ended August 30, 2003, or a 5% increase.  Accessory’s gross margin is a function of its product mix, such as private label, craft and branded accessory products, for a given period.  Our craft and private label accessory products have traditionally experienced lower gross margins than our branded accessory products.  Accessory’s gross margin as a percentage of net sales decreased to 21% for the nine months ended August 28, 2004 from 25% for the nine months ended August 30, 2003.  The decrease in gross margin is primarily a result of increased production costs, increased air freight costs as a result of late shipments and higher distribution costs on our craft products.

Apparel

Our apparel gross profit increased to $11,913,000 for the nine months ended August 28, 2004 from $7,927,000 for the nine months ended August 30, 2003, or a 50% increase.  Our apparel gross margin decreased as a percentage of net sales to 16% for the nine months ended August 28, 2004 from 22% for the nine months ended August 30, 2003 because of charges recorded in 2004 related to slow moving, out-of-season branded apparel inventory and the termination of the Fetish™ license agreement.

Private label gross profit increased to $8,373,000 for the nine months ended August 28, 2004 from $4,453,000 for the nine months ended August 30, 2003, or a 88% increase.  Private label gross margin decreased to 15% for the nine months ended August 28, 2004 from 17% for the nine months ended August 30, 2003.  The decrease in gross margin is attributable to lower gross margins associated with higher sales from the purchase of the Blue Concept Division and the related fixed margin supply agreement with Azteca.

Branded apparel gross profit increased to $3,540,000 for the nine months ended August 28, 2004 from $3,474,000 for the nine months ended August 30, 2003, or a 2% increase.  Branded apparel gross margins decreased to 19% for the nine months ended August 30, 2004 from 37% for the nine months ended August 30, 2003.  The decrease in gross margin is attributable to charges we took against our slow-moving and out-of-season branded apparel inventory.  The charges were taken as a result of our discontinuation of our Shago® program and the termination of the Fetish™ apparel license.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $21,223,000 for the nine months ended August 28, 2004 from $11,614,000 for the nine months ended August 30, 2003, or an 83% increase.  The SG&A increase is largely a result of the following factors: (i) an increase in employee wages and related benefits; (ii) expense related to the termination of the Fetish license; (iii) earn-out expense and allocated SG&A associated with the acquisition of Blue Concepts; and (iv) royalty and commission expense.

More specifically, (i) employee wage and related benefits increased to $7,689,000 for the nine months ended August 28, 2004 from $4,182,000 for the nine months ended August 30, 2003, or an 84% increase, as a result of: (a) acquiring the existing employees in the Blue Concept Division acquisition; (b) hiring additional employees to launch our indie™ and Betsey Johnson® branded apparel lines; and (c) hiring additional management level employees as a result of the overall growth of our business; (ii) $2,105,000 of expense directly related to the termination of the Fetish™ license, namely: (a) $300,000 to write-off the Fetish™ tradeshow booth, (b) $1,055,000 to write-off the outstanding prepaid advertising balance, and (c) $750,000 to terminate the Fetish™ license; (iii) earn-out expense and allocated SG&A expense associated with the acquisition of the Blue Concept Division increased to $1,828,000 for the nine months ended August 28, 2004 from $144,000 for the nine months ended August 30, 2003, or a 1,169% increase; (iv) royalty and commission expense increased to $2,065,000 for the nine months ended August 28, 2004 from $1,028,000 for the nine months ended August 30, 2003, or a 101% increase, as a result of an increase in our branded apparel and accessory sales.

Craft & Accessory

Our craft and accessory SG&A expenses increased to $3,017,000 for the nine months ended August 28, 2004 from $2,192,000 for the nine months ended August 30, 2003, or a 38% increase.  This SG&A expense increase is primarily attributable to wage and related benefits increases.  Innovo’s employee wages and related benefits increased to $1,287,000 for the nine months ended August 28, 2004 from $1,033,000 for the nine months ended August 30, 2003, or a 26% increase.  Employee wages and related benefits increases are a result of hiring of additional salespeople to replace outsourced sales personnel working on a “commission-only” basis and the hiring of additional employees in our sourcing office in Hong Kong.

Due to the expansion of the branded accessories product line to include a royalty-based Fetish™ branded accessories, the addition of such sales resulted in an increase in our royalty expense to $307,000 for the nine months ended August 28, 2004 from $74,000 for the nine months ended August 30, 2003, or a 315% increase. While the license agreement for the Fetish™ branded apparel was terminated in May of 2004, we will continue to have the right to continue the production of, market, sale and distribution of Fetish™ branded accessories identified by the parties until March 31, 2005.

Apparel

Our apparel segment’s SG&A expenses increased to $15,152,000 during the nine months ended August 28, 2004 from $7,589,000 during the nine months ended August 30, 2003, or a 100% increase.  As discussed below, this increase is primarily attributable to the following factors:  (i) wage and related benefits; (ii) a termination fee in connection with the termination of the Fetish™ license; (iii) the earnout related to the acquisition of the Blue Concept Division from Azteca; (iv) royalties and commissions associated with the branded apparel lines; and (iv) a fee paid to Azteca for allocated SG&A expenses.

Employee wages and benefits increased to $5,329,000 for the nine months ended August 28, 2004 from $2,591,000 for the nine months ended August 30, 2003, or a 107% increase. Employee wages and benefits increase for the following reasons: (i) the hiring additional employees in order to expand Joe’® product lines from denim pants to a full sportswear collection of pants and tops bearing the Joe’s® brand for Spring 2004; (ii) the hiring of additional employees to expand the Fetish™ and Shago® branded apparel lines; (iii) the acquisition of the employees associated with the acquisition of the Blue Concept Division; and (iv) the expansion of our Hong Kong sourcing office to include sourcing for apparel products.

In the nine months ended August 28, 2004, we recognized $2,105,000 of expense in connection with the termination of the Fetish™ license. We recognized the following three expenses: (i) $300,000 to write-off the Fetish™ tradeshow booth; (ii) $1,055,000 to write-off the outstanding prepaid advertising royalty balance; and (iii) $750,000 to terminate the Fetish™ license.

We incur an SG&A expense to Sweet Sportswear LLC, or Sweet Sportswear, pursuant to an earn-out agreement.  In connection with the Blue Concept Division acquisition, we pay to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an earn-out on a quarterly basis equal to 2.5% of the gross sales of the division.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.  Earn-out expense increased during the nine months ended August 28, 2004, to $1,149,000 from $144,000 during the nine months ended August 30, 2003, or a 698% increase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions and Licenses” for further discussion regarding the acquisition of the Blue Concept Division.

In the nine months ended August 28, 2004, we incurred $1,937,000 of royalty and commission expense versus $823,000 in the nine months ended August 30, 2003. The increase in royalty and commission expense is a result of sales of our Fetish™ and Shago® branded apparel lines during the period.

As a part of the acquisition of the Blue Concept Division, IAA pays to Azteca a fee for allocated expenses associated with the use of its office space and expenses incurred in connection with maintaining office space.  These allocated expenses include, but are not limited to:  rent, security, office supplies, machine leases and utilities.  In the nine months ended August 28, 2004, IAA recorded $679,000 for such expenses compared to no allocation in the nine months ended August 30, 2003 since the business was not acquired until the end of third quarter of fiscal 2003.

Other

Other SG&A expenses increased to $3,054,000 for the nine months ended August 28, 2004 from $1,833,000 for the nine months ended August 28, 2004, or a 67% increase.  The increase in other SG&A expenses is primarily attributable to IGI, which reflects our corporate expenses and operates under the “other” segment, which does not have any sales and excludes interest, depreciation and amortization. More specifically, IGI’s management level wages and related benefits increased to $1,073,000 for the nine months ended August 28, 2004 from $558,000 for the nine months ended August 30, 2003, or a 92% increase, primarily as a result of hiring five additional management level employees to provide the infrastructure necessary to manage our growth.  In the nine months ended August 28, 2004, we recorded a charge of $161,000 for liquidated damages payable to certain purchasers associated with a previous equity offering because we were not able to have a registration statement declared effective by the SEC within the time periods prescribed within the related equity financing documents.  Legal and accounting fees increased to $1,097,000 for the nine months ended August 28, 2004 compared to $525,000 for the nine months ended August 30, 2003, or a 109% increase as a result of increased business activity and corporate governance requirements.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $1,219,000 during the nine months ended August 28, 2004 from $831,000 during the nine months ended August 30, 2003, or a 47% increase.  The increase is primarily attributable to a $660,000 amortization charge in the third quarter of fiscal 2004 related to certain intangible assets in connection with the acquisition of the Blue Concept Division in 2003.  This increase was offset by (i) the $330,000 amortization charges in nine months ended August 30, 2003; (ii) depreciation expense associate to the purchase of MAGIC tradeshow booth; (iii) by additional depreciation from the purchase of fixed assets.

Interest Expense

Our combined interest expense increased to $1,0180,000 for the nine months ended August 28, 2004 from $749,000 for the nine months ended August 30, 2003, or a 36% increase.  Our interest expense is primarily associated with: (i) $308,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases; (ii) $614,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003 (which such interest expense has been partially eliminated due to the $12,500,000 conversion of the convertible note at our March 5, 2004 special meeting of stockholders); (iii) $30,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our Chief Financial Officer, to us on February 7, 2003 and February 13, 2003; and (iv) $66,000 of interest on $2,500,0000 convertible note including amortization of debt discount.

Other Income and Expense

For the nine months ended August 28, 2004, net other expense was $17,000 compared to net other income of $345,000 for the nine months ended August 30, 2003.  Other income decreased primarily as a result of the following: (i) we recorded no income from our sub-asset management fee associated with our real estate investment as described below; and (ii) Joe’s recorded a foreign currency translation loss.

IRI

Other income for the nine months ended August 28, 2004 included no income from a quarterly sub-asset management fee that IRI is entitled to receive pursuant to a sub-asset management agreement entered into on April 5, 2002, in connection with the acquisition by IRI of a 30% limited partnership interest in 22 separate limited partnerships, which acquired 28 apartment complexes at various locations throughout the United States.  Because the outstanding balance due to us at the end of the third quarter of fiscal 2004 was $77,000, we have elected not to record the sub-asset management fee as income during the quarter as our ability to collect the balance was not deemed probable.  Part of the consideration accepted by the sellers in the Limited Partnership Real Estate Acquisition was 195,000 shares of our $100 Redeemable 8% Cumulative Preferred Stock, Series A, or the Series A Preferred Stock.  We are not entitled to any cash flow or proceeds from the sales of the properties until all shares of the Series A Preferred Stock have been redeemed.  Until such time, we only receive the quarterly sub-asset management fee.  IRI generated $244,000 of income from the sub-asset management fee for the nine months ended August 30, 2003.  See “Item 2 – Legal Proceedings” for a further discussion on a lawsuit involving IRI.

Joe’s

Joe’s had $52,000 other expense for the nine months ended August 28, 2004 compared to $81,000 of other income for the nine months ended August 30, 2003, both of which are principally attributable to foreign currency translation.

Loss from Continuing Operations

We generated a loss from continuing operations of $8,803,000 for the nine months ended August 28, 2004 compared to a loss from continuing operations of $2,373,000 for the nine months ended August 30, 2003.  The increase in our loss from continuing operations for the nine months ended August 28, 2004 compared to the loss from continuing operations for the nine months ended August 30, 2003 is largely the result of the following factors:  (i) lower gross margins as a result of: (a) sales of slow moving and out-of-season Fetish™ and Shago® branded apparel and accessories, (b) charges taken against the remaining Fetish® inventory, (c) lower gross margins for Joe’s Jeans as a result of a change in inventory purchasing, and (d) an increased percentage of sales coming from private label apparel and accessories; (ii) increased employee wages and related benefits of $3,507,000 primarily as a result of hiring 31 employees related to the Blue Concept Division acquisition and the hiring of additional employees to support or facilitate the establishment of and increase sales for Fetish™, Shago® and Joe’s® branded apparel products; (iii)

increased royalties and commissions associated with our Fetish™ and Shago® branded apparel products and the earnout associated with the Blue Concept Division purchase of $2,041,000; (iv) increase in depreciation and amortization costs of $650,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003; and (v) cost of $2,105,000 associated with the termination our Fetish® license agreement.

Liquidity and Capital Resources

Our primary sources of liquidity are:  (i) cash flows from operations; (ii) trade payables credit from vendors and related parties; (iii) equity financings and/or sales of convertible promissory notes and warrants; and (iv) borrowings from the factoring of accounts receivables and borrowing against inventory.  Cash used for operating activities was $9,159,000 in the nine months ended August 28, 2004 compared to $7,615,000 in the nine months ended August 30, 2003.  During the period, we used cash to fund our operating expenses and purchase inventory.  Cash used in operating activities, combined with $32,000 of cash used in investing activities was funded by $7,248,000 of cash on hand at the beginning of fiscal 2004 and $2,340,000 of cash provided by financing activities during the nine months ended August 28, 2004.  Our cash balance was $397,000 as of August 28, 2004.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior members of management and from members of our Board of Directors.  We raised approximately $4,385,000 in additional working capital through the sale of promissory notes convertible into shares of our common stock and common stock purchase warrants.  See “Notes to Condensed Consolidated Financial Statements – Notes 12 and 16” for a further discussion of the sale of convertible notes and common stock purchase warrants.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers.  During the remainder of fiscal 2004, we anticipate funding operating expenses and working capital through the following:  (i) utilizing our receivable and inventory based line of credit with CIT; (ii) utilizing cash flows from operations; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; (v) increasing collection efforts on existing accounts receivables; and (vi) reducing the trade credit we extend to our customers.

In the third quarter of fiscal 2004, we relied on the following primary sources to fund operations:

•                  A financing and inventory based line of credit agreements with CIT;

•                  Cash balances; and

•                  Cash from financing activities.

On June 1, 2001, our subsidiaries, Innovo and Joe’s, entered into accounts receivable factoring agreements with CIT.  Under the terms of the agreements, Innovo or Joe’s has the option to factor receivables with CIT on a non-recourse basis, provided that CIT approved the receivable in advance.  Innovo or Joe’s may, at their option, also factor non-approved receivables on a recourse basis.  Innovo or Joe’s continue to be obligated in the event of product defects or other disputes, unrelated to the credit worthiness of the customer.  Innovo or Joe’s has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables.  The agreement calls for a 0.8% factoring fee on invoices factored with CIT and per annum rate equal to the greater of the Chase prime rate plus 0.25% of 6.5% on funds borrowed against the factored receivable.  On September 10, 2001, IAA entered into a similar factoring agreement with CIT upon the same terms.

On or about August 20, 2002, each of Innovo and Joe’s entered into certain amendments to their respective factoring agreements, which included inventory security agreements, to permit the subsidiaries to obtain advanced of up to 50% of the eligible inventory up to $400,000 each.  According to the terms of the agreements, amounts loaned against inventory are to bear an interest rate equal to the greater of the Chase prime rate plus 0.75% or 6.5% per annum.

On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended, to be effective as of April 11, 2003, primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis.  In connection with these amendments, IAA, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo, which did not include a fixed aggregate cap.  IAA did not previously have an inventory security agreement with CIT.  Under the factoring arrangements, we, through our subsidiaries, may borrow up to 85% of the value of eligible factored receivables outstanding.  The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, was lowered to 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility were reduced to the Chase prime rate.  We have also established a letter of credit facility with CIT whereby we can open letters of credit for 0.125% of the face value with international and domestic suppliers provided we have availability on our inventory line of credit.  In addition, we also may elect to factor our receivables with CIT by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by us, depending upon the interest rate adjustment.  We record our account receivables on the balance sheet net of receivable factored with CIT, since the factoring of receivables is non-recourse to us.  Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as “Due to Factor.”  On June 10, 2003, cross guarantees were executed by and among Innovo, Joe’s and IAA and Innovo Group entered into a guarantee for its subsidiaries’ obligations in connection with the amendments to the existing credit facilities.  These agreements may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon 60 days advanced written notice prior to June 30, 2005 or earlier provided that the minimum factoring fees have been paid for the respective period.

In connection with the agreements with CIT, certain assets of Innovo, Joe’s and IAA are pledged to CIT.  The pledge assets include all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

We record our accounts receivable on the balance sheet net of receivable factored with CIT, since the factoring of receivable is non-recourse to us.  Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as “Due to Factor.”

On August 28, 2004, our loan balance with CIT was $10,599,000 and no open letters of credit were outstanding.

Based on our cash on hand, projected results for the remainder of fiscal 2004, funds received from our convertible debt financing as of October 2004, and availability on our CIT financing facilities, we believe that we have the working capital resources necessary to meet the operational needs associated with our anticipated internal growth for the remainder of fiscal 2004.  Management further believes that the losses are being reduced in a manner that will allow working capital to be used for continued growth.

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

Short-Term Debt

Crossman Loan

On February 7, 2003 and on February 13, 2003, we entered into a loan agreement with Marc Crossman, then a member of our board of directors and now also our Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000.  The loan was originally funded into two phases of $250,000 each on February 7, 2003 and February 13, 2003.  Our disinterested directors approved each loan from Mr. Crossman.  Prior to the maturity of the loans, the parties agreed to amendments to the notes which extend the term of each loan until May 9, 2004 and May 15, 2004, respectively.  Subsequent to the end of the third quarter of fiscal 2004 upon approval by the Audit Committee, the parties executed an Amended and Restated Promissory Note and Security Agreement, or Restated Note, regarding the repayment of the aggregate principal amount of $500,000 plus unpaid and accrued interest and interest thereon at the default interest rate of 10%.  In addition to repayment of unpaid accrued interest and interest thereon, the Restated Note bears interest at a rate of 10% and calls for repayment of principal and interest on a weekly basis over a nine month period.  We may prepay the Restated Note, at any time, without penalty during the nine months.  The Restated Note is secured by a subordinated security interest in all goods, equipment, inventory, contract rights and general intangibles.

Convertible Notes and Common Stock Purchase Warrants

On June 15, 2004, our Board of Directors authorized us to raise up to $4,000,000 dollars through the sale of convertible promissory notes and common stock purchase warrants.  On June 15, 2004, June 18, 2004 and June 22, 2004, we executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds to us of $2,500,000 immediately and up to an additional $452,000 in aggregate gross proceeds to us in the event of exercise of the warrants.  The convertible promissory notes in the aggregate principal amount of $2,500,000, together with common stock purchase warrants to purchase an aggregate of 312,500 shares of our common stock were sold to three “accredited investors,” as defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act.  The transaction documents executed with each purchaser were substantially similar.

The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has a maturity date twelve months from the date of issuance.  The convertible promissory note is convertible at any time from the date of issuance into shares of our common stock at a price per share equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance, which, for each purchaser, resulted in a conversion price of $1.53, $1.41 and $1.35, respectively.  We will pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months from the effective date of the note.  However, in the event that we elect to prepay all or a portion of the convertible note, a purchaser may elect within 3 days to convert all or a portion of the note into common stock and thus prevent our prepayment of the convertible note.

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

On September 27, 2004, our Board of Directors authorized us to raise up to an addition $1,500,000, for an aggregate of $5,500,000, through the sale of additional convertible promissory notes and common stock purchase warrants.  On October 4, 2004, we executed substantially similar transaction documents as described above with six additional accredited investors, resulting in aggregate gross proceeds of $1,885,000 and up to an additional $537,000 in aggregate gross proceeds in the event of exercise of all 235,625 common stock purchase warrants.  The conversion price for the convertible notes and exercise price of the warrants for each purchaser was $2.28.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	08/28/04	11/29/03
	(in thousands)
First mortgage loan on Springfield property	$402	$476
Promissory note to Azteca (Blue Concepts)	9,300	21,800
Promissory note to Azteca (Knit Div.)	—	68
Total long-term debt	9,702	22,344
Less: Liabilities of discontinued operations	402	476
Current portion of related party long-term debt	267	—
Total related party long-term debt	$9,033	$21,868

Springfield Property Loan and Liability from Discontinued Operations

The first mortgage loan, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $402,000 as of August 28, 2004), and by an assignment of key-man life insurance on our former President, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008.  The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee, we, Innovo, Nasco Products International, Inc., our wholly-owned subsidiary, and our former President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

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

In the event that sales of the Blue Concept Division fall below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock.  In the event the Blue Concept Noted is reduced during Period I and the sales of the Blue Concept Division in Period II are greater than $65 million, the Blue Concept Note shall be increased by half of the amount greater than $65 million, but in no event shall the Blue Concept Note be increased by an amount greater than the decrease in Period I.  As of August 28, 2004, the revenue targets for Period I have been met.

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

The following table sets forth our contractual obligations and commercial commitments as of August 28, 2004 (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year*	1-3 years	4-5 years	After 5 years
	(in thousands)
Long Term Debt	9,300	267	3,735	5,298	—
Liabilities of discontinued operations	402	402	—	—	—
Convertible notes payable	2,500	2,500	—	—	—
Operating Leases	2,528	340	1,470	683	35
Other Long Term Obligations-Minimum Royalties	1,376	366	680	330	—
Open Purchase Orders	3,040	3,040	—	—	—

Recent Acquisitions, Licenses and License Terminations

License Agreement for Fetish™ by Eve

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish™ mark for use with the production and distribution of apparel and accessory products.  On May 13, 2004, IAA mutually agreed to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish™ mark with Blondie Rockwell, Inc., the licensor of entertainment personality Eve’s Fetish™ mark.

On May 25, 2004, the parties executed a definitive Settlement Agreement and Release.  Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004.  Furthermore, IAA agreed to pay to Blondie Rockwell a termination fee, which included unpaid owed royalties, in three installments over a three month period.  As of October 12, 2004, we have made all three installment payments totaling $837,000.   In exchange for the termination fee and unpaid owed royalties, IAA has no further obligation to pay any additional royalties on sales from the 2004 Fetish™ summer line, excess apparel inventory or unsold or returned merchandise.  In addition, IAA continues to have the right to finish the production, marketing, distribution and sale of Fetish™ accessories identified in the Settlement Agreement through March 31, 2005, and will pay a royalty in the amount of 8% on all such accessory sales.  As part of the Settlement Agreement and Release, Innovo Group executed a Guaranty Agreement to and in favor of Blondie Rockwell, Inc. guaranteeing payment in full and performance of all of IAA’s obligations and liabilities in the Settlement Agreement and Release.

Hot Wheels®

In July of 2002, IAA entered into a license agreement with Mattel, Inc. for Hot Wheels® branded adult apparel and accessories.  Since that time, due to lack of interest in the consumer marketplace, IAA did not have any sales under this license agreement.  Due to these and other factors, IAA terminated the license agreement for Hot Wheels® branded apparel and accessory products.  In connection with the termination, IAA paid $70,000, representing the final payment of royalty obligations to Mattel.  Due to the termination, IAA reversed an accrual of approximately $224,000 during the second quarter of fiscal

2004 which represented the maximum contractual royalty obligations originally due under the license agreement.

Shago®

On or about October 1, 2004, IAA agreed to enter into a Settlement and Release Agreement with LBW, Inc. whereby the parties will agree to a mutual termination and release for the license to manufacture and sell toddler, boys, girls, and junior apparel and coordinating accessories featuring the Shago® and other professional names, visual images or representations based upon the real life image of the artist known as “Lil’ Bow Wow.”  Pursuant to the proposed settlement agreement, IAA will be obligated to pay an aggregate amount of $146,000 of unpaid owed royalties to LBW in exchange for the immediate termination and mutual release by the parties.  Upon payment of all unpaid owed royalties, there will be no further obligations by IAA to LBW.  We do not expect any future net sales from this agreement and there is no significant Shago® inventory remaining.  The parties are in the process of executing the final settlement agreement.

Bongo® License

On March 26, 2001, Innovo entered into a license agreement for the right to design, manufacture and distribute bags and small leather/pvc goods bearing the Bongo® mark.  The license agreement was amended effective as of April 1, 2003 to extend the terms of the license agreement to March 31, 2007.  However, on September 1, 2004, executed a letter agreement, with IP Holdings LLC, the assignee of the Bongo® mark to provide for the early termination of its license.  The parties mutually agreed to the early termination of the license agreement on December 31, 2004.  In addition, the parties agreed to a reduced royalty rate of two and one-half percent of net sales instead of the five percent royalty rate in the original license agreement for product shipped between August 1, 2004 and December 31, 2004.  Innovo will continue to pay a two percent advertising royalty on net sales, but has no further obligation to contribute money to produce product samples, fees or participation of staff members in all brand events and tradeshows.  Both parties will be absolved of all other contractual matters as of December 31, 2004.

Betsey Johnson® License

On February 6, 2004, through IAA, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts, and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  The license agreement allows for an initial four-year term with a renewal option subject to certain sales levels being met.  We are required to pay royalties of eight percent on net sales and spend two percent of net sales on advertising.  The license agreement provides that certain minimum guaranteed royalties and minimum net sales must be met in each annual period.  The minimum royalties to be paid in the aggregate are $1.28 million and minimum net sales range from $2.5 million to $5.5 million.  The agreement may be renewed upon expiration of the initial 4 year term for an additional three years.  We anticipate our first shipment of products to be delivered in October 2004 based upon outstanding sales orders to date.  We believe this license agreement, because it is limited to denim and denim related apparel, will allow us to utilize our strength in the denim and denim-related apparel market.

Beyond Blue, Inc. Master Distribution Agreement

On February 16, 2004, our Joe’s subsidiary entered into a Master Distribution Agreement, or MDA, with Beyond Blue, Inc., or Beyond Blue, whereby Joe’s granted Beyond Blue exclusive distribution rights for Joe’s products outside the United States.  Beyond Blue, a Los Angeles-based company that specializes in international consulting, distribution and licensing for apparel products, secured an exclusive right to distribute Joe’s products outside the United States, subject to current license agreements such as the license with Itochu and Joe’s Canadian distributor remaining in place.  Under the MDA, Beyond Blue will be establishing sub-distributors and sales agents in certain international markets through sub-distribution agreements.  These sub-distribution agreements shall govern, but not be limited to, such items as:  (i) minimum sample charges paid by each sub-distributor; (ii) minimum advertising requirements to be borne by each sub-distributor; and (iii) an assignment provision that allows Joe’s to take over the sub-distribution agreements in the event that Beyond Blue defaults under the MDA.  The MDA also provides for the continuation of existing distribution agreements, such as the Itochu Agreement.  The term of the MDA shall be for three years, subject to Beyond Blue purchasing certain minimum amounts of product from Joe’s during three annual periods, with the first annual period being for 18 months.  The MDA was entered into in an effort to capitalize upon Joe’s international brand recognition, to utilize Beyond Blue’s experience in international distribution of high-end fashion denim apparel lines and to manage international distribution through the use of sub-distributors and sales agents in foreign markets.

Itochu Distribution and License Agreement

On July 1, 2003, Joe’s entered into a Master distribution and Licensing Agreement, or the Distribution and Licensing Agreement, with Itochu, pursuant to which Itochu obtained certain manufacturing, licensing rights for the “Joe’s” and “Joe’s Jeans” marks.  The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe’s apparel products, or Joe’s Products, including, but no limited to:  (i) a non-exclusive right to use the Joe’s and Joe’s Jeans marks in connection with the manufacture of certain licensed Joe’s and Joe’s Jeans products, which we will refer to as the Licensed Products, throughout the world, and an exclusive right to use the Joe’s and Joe’s Jeans marks to manufacture the Licensed Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe’s Products, which we will refer to as the Imported Products, into Japan.  These Imported Products will be purchased directly from Joe’s, with Itochu being obligated to purchase a minimum of $5.75 million of Joe’s over the 42 month term of the Agreement.  Additionally, Itochu shall have the right to develop, produce and distribute certain apparel products bearing the Joe’s and Joe’s Jeans marks for which Joe’s shall receive a running royalty payment for each contract year equal to the aggregate amount of six percent of the net sales of all bottoms for both men and women of the Licensed Products, and five percent of the net sales of all tops for both men and women and the Licensed Products.  As part of the transaction, Itochu agreed to purchase the existing inventory or JJJ for approximately $1 million, assume the management and operations of JJJ’s showroom in Tokyo and employ certain employees of JJJ.

In the first quarter of fiscal 2004, Innovo Group ceased operations of JJJ.  Innovo Group completed the dissolution of JJJ in the second quarter of fiscal 2004.  We continue to sell product in Japan through the licensing and distribution agreement with Itochu.

We believe that the Distribution and License Agreement with Itochu allows us more expediently grow the Joe’s and Joe’s Jeans brand and business in Japan because Itochu, as a local Japanese corporation, is better suited to market and distribute the Joe’s and Joe’s Jeans products in accordance with cultural tastes and norms compared to JJJ which was controlled and operated out of Los Angeles,

California.  We further believe that Itochu is well suited and capable of developing additional products suited to the local environment, which we will benefit from through additional royalty payments.

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

Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division’s or Azteca’s existing liabilities.  The purchase price was paid through the issuance of a seven-year convertible promissory note, or the Blue Concept Note.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Long Term Debt” for further discussion of the terms of the Blue Concept Note.  On March 5, 2004, in accordance with the APA and Nasdaq rules, we held a special meeting of our stock holders to convert up to $12.5 million of the debt into up to 4,166,667 shares of our common stock.  The conversion was approved by our stockholders and as a result, Azteca and the Guez brothers have initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA.  As a result of this conversion, the Blue Concept Note was reduced from $21.8 million to $9.3 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Debt Conversions” for a further discussion of the conversion of the Blue Concept Note. In addition, IAA will pay to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an amount equal to 2.5% of IAA’s net revenues generated as a result of sales to AEO.

As part of the transaction, IAA and AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by our Blue Concept Division.  Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly the customers of our Blue Concept Division.  In addition to the customary obligations, the Supply Agreement required that:  (i) the we will submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied and (y) a specified shipping date for products to be shipped; (ii) we will give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT will receive payment immediately upon receipt by us of invoices for our purchase orders; (iv) we will have a guaranteed profit margin on a “per unit” basis; and (v) the products to be supplied shall be subject to quality control measures by us and by the customer of the Blue Concept Division.

Management and the board of directors entered into the acquisition of the Blue Concept Division for the following reasons:  (i) the ability to enter into an acquisition with a seller with which we have a long-standing relationship; (ii) the ability to acquire a profitable business that has a financial history of producing conservative profit margins with significant revenues; (iii) a strong customer relationship with AEO; (iv) the manufacturing relationships to produce products effectively and efficiently; and (v) the ability to acquire the personnel and talent of a profitable business.  Further, although there can be no assurance the Blue Concept Division is expected to increase our revenue growth and is expected to maintain positive cash flows.  In the nine months ended August 28, 2004, the Blue Concept Division accounted for $45,965,000 or 52% of our net revenue.  Furthermore, the APA protects us if revenue expectations are not realized by providing “downside” protections, such as guaranteed sales minimums, and a buy-sell provision that allows for the sale of the business if revenues do not reach $35 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Long Term Debt” for further discussion of the above referenced “downside” protections.  As noted above, Azteca is controlled by our significant stockholders, Hubert Guez and Paul Guez, brothers who were also individual parties to the transaction.

Loss From Discontinued Operations

During the third quarter of fiscal 2004, we decided to sell our commercial rental property that served as our former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed financial statements reflect the results of operations and financial position of Leaseall Management Inc., or Leaseall separately as a discontinued operation.  The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  We believe the sale of this property can be completed within a twelve month period.  During the second quarter of fiscal 2004 we recorded a $574,000 impairment loss on long-lived assets related to this property.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimated they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that they other accounting policies discussed in “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements include in our Annual Report on Form 10-K for the year ended November 29, 2003 are also important to an understanding of our financial statements.  We believe that following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable – Allowance for Returns, Discounts and Bad Debts

We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonable expected to be collected.  For all other customers, we recognize reserves for bad debts and charge-backs based on our historical collection experience.  If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount.

For the nine months ended August 28, 2004, the balance in the allowance for returns, discounts and bad debts reserves was $1,254,000 compared to $2,158,000 for the year ended November 29, 2003.

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

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires management to use judgment.  Many of these legal and tax contingencies can take years to be resolved.  Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.  Management believes that the accruals for these matters are adequate.  Should events or circumstances change, we could have to record additional accruals.

Item 3.                                                           Quantitative and Qualitative Information About Market Risks.

We are exposed to certain market risks arising from transactions in the normal course of our business, and from debt incurred in connection with the acquisition of the Blue Concept Division from Azteca.  Such risk is principally associated with interest rate and changes in our credit standing.

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

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity’s functional currency, and from foreign-denominated revenues translated into U.S. dollars.

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

Our products are manufactured by contractors located in Los Angeles, Mexico and/or Asia, including Hong Kong, China, Korea, Vietnam and India.  The products are then distributed out of Los Angeles or directly from the factory to the customer.  For the three and nine months ended August 28, 2004, 20% and 15% of our apparel and accessory products were manufactured outside of North America, respectively.  The rest of our accessory and apparel products were manufactured in the United States (12% and 10%,) and Mexico (68% and 75%), respectively.  All of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca or its affiliates.

Item 4.                                                           Controls and Procedures.

As of August 28, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 15d-15.

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

The primary reasons for the lack of adequate preparation of account reconciliations and analysis to accurately prepare our annual financial statements include, but are not limited to:  (i) our significant growth in fiscal 2003 in both size and complexity, which significantly increased the number of accounting transactions from prior reporting periods; for example, our net sales increased from $29,609,000 for fiscal 2002 to $83,129,000 in fiscal 2003, or a 181% increase; (ii) in fiscal 2003 we acquired the Blue Concept Division; (iii) we began shipping branded products under our license agreements for the Fetish™ and Shago® marks for the first time; (iv) the introduction of new operating software to track production, delivery and sales of our products during the third quarter of fiscal 2003; (v) the loss of key accounting personnel during completion of account reconciliations and analysis after our fiscal year end; and (vi) certain accounting personnel were not sufficiently competent to adequately reconcile and analyze certain accounts.

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

These material weaknesses have been discussed in detail among the audit committee of our board of directors, the board of directors, management and Ernst & Young.  We have assigned the highest priority to the correction of these material weaknesses, and management and our audit committee are committed to addressing and resolving them fully.  On February 22, 2004, the audit committee of our board of directors instructed management to improve the overall level of our disclosure and internal controls by increasing the number and competency of accounting personnel, including the hiring of a controller and/or chief accounting officer at IGI, who would report directly to our Chief Financial Officer.  The audit committee instructed management to hire, subject to audit committee approval, a Vice President of Finance with sufficient experience to function as the chief accounting officer of a public company with appropriate public accounting experience.  In response, management has taken certain steps to improve its controls and procedures since the end of fiscal 2003, including, the hiring of additional qualified accounting personnel in positions that are responsible for cost accounting and accounts receivable.   On August 2, 2004, we hired a Vice President of Finance with sufficient experience to assist the company to overcome our material weaknesses found in our disclosure controls and procedures and internal controls.

In addition, prior to the report of our independent accountants dated February 20, 2004, we had already taken the following actions to improve our disclosure controls and procedures and internal controls:  (i) hired a seasoned manager for our apparel division, who will be able to supervise our continued growth and complexity and coordinate information between operations and accounting; (ii) hired two new staff accountants; and (iii) increased training of staff on our new operating software.  Also, we are currently transferring responsibility for recording transactions between our company and Azteca and its affiliate to non-Azteca related staff accountants and implementing internal controls to reconcile and verify account balances and transactions between our company and Azteca and/or its affiliates.  In addition, we are reviewing and revising our procedures for the timely reconciliation of all accounts and for the appropriate review of account reconciliation.  As a result, we have internally promoted a staff accountant with public accounting experience to the position of controller.  We believe that this promotion, coupled with our new Vice President of Finance, will lead to the necessary improvements in our internal controls and procedures.

We are confident that our financial statements for the fiscal year ended November 29, 2003 and for the nine months ended August 28, 2004 fairly present, in all material respects, our financial condition, results of operations and cash flows.

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

In August 2004, IGI and our wholly-owned subsidiary, IRI, along with several other defendants, were sued in the 393rd District Court of Denton County, Texas, in the matter styled American Realty Investors, Inc., et al. v. Innovo Realty, Inc., et al., Cause No. 2004-60231-393.  Plaintiffs, alleged holders of our Series A Preferred Stock, claim, among other things, that IGI and IRI purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damages to Plaintiffs.  Plaintiffs have further attempted to bring a derivative action on behalf of IGI and IRI, in supposedly attempting to enforce purported rights of us and IRI that would allegedly benefit Plaintiffs. Plaintiffs further claim that IGI, IRI, and other defendants have misappropriated and/or misdirected funds that should have been paid to Plaintiffs. IGI and IRI have filed a special appearance contesting the jurisdiction of the Texas courts over them and subject thereto, deny any liability as to IGI and/or IRI and consider all claims made against IGI and/or IRI to be wholly without merit.  On October 8, 2004, Plaintiffs filed a motion to non-suit without prejudice as to IRI and IGI only as defendants.

On September 14, 2004, Maureen A. Huppe, a stockholder, filed an action against Hubert Guez, Paul Guez and other entities or persons affiliated, associated with or related to the Guez Brothers, naming us as a nominal defendant, to recover $1.7 million of alleged short swing profits made in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.  Should the plaintiff succeed in the action, we will be entitled to any profits recovered under the suit minus reasonable attorney’s fees and expenses.  The case was filed in the United States District Court for the Central District of California.

Item 2.                                                           Changes in Securities and Use of Proceeds.

Previously disclosed in our Current Reports on Form 8-K filed with the SEC on June 23, 2004 and October 8, 2004 regarding the sale of convertible promissory notes and common stock purchase warrants to certain accredited investors, which such reports are incorporated by reference herein.

Item 3.                                                           Defaults upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

Previously disclosed as “Item 4 – Submission of Matters to a Vote of Security Holders” disclosure in our Quarterly Report on Form 10-Q for the period ended May 29, 2004, filed with the SEC on July 13, 2004, which such disclosure is incorporated by reference herein.

Item 5.                                                           Other Information.

None.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a) Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
4.1	Form of Convertible Promissory Note	Exhibit 4.1 to the Current Report on Form 8-K filed on June 23, 2004

4.2	Form of Common Stock Purchase Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on June 23, 2004

4.3	Form of Registration Rights Agreement	Exhibit 4.3 to the Current Report on Form 8-K filed on June 23, 2004

10.1	Letter Agreement dated September 1, 2004 by and between IP Holdings LLC and Innovo, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2004

10.2	Amended and Restated Promissory Note and Security Agreement dated October 11, 2004 by and between Innovo Group Inc. and Marc Crossman	Filed Herewith

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)           Reports on Form 8-K for the three months ended August 28, 2004

Date Filed	Purpose
June 3, 2004

To report (i) the development of a new line of branded women’s denim apparel under the brand name indie™; and (ii) the termination of a license agreement with Mattel, Inc. for Hot Wheels® branded adult apparel and accessories.

June 14, 2004

To report (i) a press release dated June 4, 2004 announcing the approval of three proposals at our annual meeting of stockholders; and (ii) a press release dated June 14, 2004 disclosing more details about the development of a new line of branded women’s denim apparel under the brand name indie™.

June 23, 2004	To report the sale of convertible promissory notes and common stock purchase warrants to certain accredited investors.

July 14, 2004	To report a press release dated July 14, 2004 announcing our financial results for the quarter ended May 29, 2004.

September 8, 2004

To report (i) the early termination of our license agreement for Bongo® accessories; (ii) the resignation of Patricia Anderson as President and the appointment of Marc Crossman to the position of President in addition to his office as Chief Financial Officer.

October 8, 2004	To report the additional sale of convertible promissory notes and common stock purchase warrants to certain accredited investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

October 12, 2004	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr.
Chief Executive Officer (Principal Executive Officer)
and Director

October 12, 2004	/s/ Marc B. Crossman
Marc B. Crossman
President, Chief Financial Officer
(Principal Financial Officer) and Director

October 12, 2004	/s/ Richard A. Quiroga
Richard A. Quiroga
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1*	Form of Convertible Promissory Note

4.2*	Form of Common Stock Purchase Warrant

4.3*	Form of Registration Rights Agreement

10.1*	Letter Agreement dated September 1, 2004 by and between IP Holdings LLC and Innovo, Inc.

10.2	Amended and Restated Promissory Note and Security Agreement dated October 11, 2004 by and between Innovo Group Inc. and Marc Crossman

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed