Form 10-K
period 2004-11-27
INNOVO GROUP INC
filed 2005-02-25
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2004

Commission file number: 0-18926

INNOVO GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5804 East Slauson Avenue, Commerce, California 90040
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (323) 725-5516

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.10 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.)

Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on the Nasdaq Stock Market, Inc. as of May 28, 2004, was approximately $25,901,000.

The number of shares of the registrant’s common stock outstanding as of February 23, 2005 was 29,998,768.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

INNOVO GROUP INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 27, 2004

Table of Contents

Item Number
PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART

Item 15.	Exhibits and Financial Statement Schedules
Signature Page
Item 16.2	Schedule II – Valuation of Qualifying Accounts

PART I

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, or Annual Report, and in future filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public or shareholder communications that are not purely historical facts are forward-looking statements.  Statements looking forward in time are included in this Annual Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, “project”, “will be”, “will continue”, “will likely result”, and any variations of such words with similar meanings.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report.  Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report.  As used in this Annual Report, the terms “we”, “us”, “our”, and “Innovo Group” refer to Innovo Group Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

ITEM 1.  BUSINESS

Overview

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our products consist primarily of branded and private label denim and denim related products.  We generally rely on third party manufacturers to manufacture our apparel products for distribution.  We sell our products to numerous retailers, distributors and private label customers around the world.

Our branded apparel products are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand such as Joe’s Jeans® and Betsey Johnson®, or as a company-owned brand, such as indie™.  Our private label apparel products are outsourced to us from several different customers, generally retail chains who desire to sell apparel products under their own brand name.  We currently provide private label apparel products to American Eagle Outfitters, Inc., or AEO, Target Corporation and Kmart Corporation.  We work with our private label customers to create their own brand image by custom designing products.  In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms.

Our products are currently manufactured by independent contractors located in Los Angeles, California, Mexico, Europe and Asia.  The products are then distributed out of our warehouse facilities located in Los Angeles or directly from the factory to the customer.  For the fiscal year ended November 27, 2004, or fiscal 2004, approximately 79% of our apparel products were manufactured in Mexico.  Approximately 12% of our apparel products were manufactured primarily in Los Angeles, California and the remaining 9% were manufactured outside North America.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca Production International, Inc., or Azteca, and/or its affiliates, as discussed below.  Azteca is controlled by two of our significant stockholders, Hubert Guez and Paul Guez.

In fiscal 2004, we announced our intention to sell our craft and accessory business segment and our commercial real estate property in Springfield, Tennessee.  The assets and liabilities of this business segment, certain real estate property owned by us and related operating activity have been reclassified as “Discontinued Operations.”  As a result of this change, we now have only one remaining business segment, which is the apparel segment and we have reclassified prior periods to conform to the current presentation.

Also during fiscal 2004, we terminated our Fetish™, Hot Wheels® and Shago® branded apparel licenses and our Bongo® and Fetish™ accessory licenses under our accessory business which is classified as discontinued activity.  As a result, we have been able to reduce headcount and direct our resources to focus primarily on denim and denim-related apparel.  We believe that this segment of the apparel industry represents our primary strength.  While there can be no assurance that this change will result in profitability, we believe that these changes represent steps for growth and profitability in areas of our proven ability.

General Development of Business

We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets.  In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, which was renamed Innovo Group Inc., primarily producing crafts and accessory products for the consumer marketplace.

In 1991, we acquired the business of NASCO, Inc., or NASCO, a Tennessee corporation, a manufacturer, importer and distributor of sports-licensed sports bags, backpacks, other sporting goods and a marketer of fundraising programs located in Springfield, Tennessee.  NASCO was subsequently renamed Spirco, Inc., or Spirco.

During fiscal 1992, Spirco incurred significant trade debt from the losses it incurred in marketing fundraising programs and from liabilities incurred by NASCO prior to its acquisition by us that were not disclosed at that time.  On August 27, 1993, Spirco filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Neither we nor any of our subsidiaries were a party to such bankruptcy filing by Spirco.  Spirco’s plan of reorganization was confirmed by the court on August 5, 1994, and became effective on November 7, 1994.

In the latter part of 1998, we closed our domestic manufacturing and distribution facilities in Springfield, Tennessee operated under our Leaseall Management Inc., or Leaseall, subsidiary and relocated our corporate headquarters, manufacturing and distribution facilities to Knoxville, Tennessee.  We closed the Springfield facility based on our need for a more suitable facility for our manufacturing needs as well as our need, at that particular time, for a more skilled labor force to meet our production requirements.  Additionally, in 1998, we brought in additional investors and new management, and these individuals resided in Knoxville, Tennessee.

In February of 2001, we acquired from JD Design LLC, or JD Design, the license rights to the JD logo and the Joe’s Jeans® mark for all apparel and accessory products.  In connection with this acquisition, in March of 2001, we formed Joe’s Jeans, Inc., or Joe’s, a Delaware corporation, to focus on the design, production and worldwide marketing of high fashion apparel products bearing the Joe’s Jeans® brand.  JD Design is a single member limited liability company, which is controlled by Joe Dahan, President of Joe’s Jeans.  See “Note 3 – Acquisitions – Joe’s Jeans License” in the Notes to the Consolidated Financial Statements and “Risk Factors – The loss of the services of key personnel could have a material adverse effect on our business.”

In August of 2001, we, through our wholly-owned subsidiary, Innovo Azteca Apparel, Inc., or IAA, acquired the knit apparel division from Azteca, which is controlled by two of our significant stockholders, Hubert and Paul Guez, in order to enter into the denim apparel and design business for the private label and retail market.  See “Business – Strategic Relationship” for a further discussion of this transaction and relationship.  Since 2001, we have grown our apparel division by acquiring new licenses and arrangements for apparel.

In April 2002, we, through our wholly-owned subsidiary, Innovo Realty, Inc., or IRI, facilitated the purchase of limited partnership interests, which limited partnerships were investing in real estate apartment complexes located throughout the United States.  See “Business – Real Estate Transactions” for a further discussion of IRI’s limited partnership interests.  Our real estate operations do not currently require a substantial allocation of our resources and are not a significant part of management’s daily operational functions.  In addition, in the second quarter of fiscal 2004, we decided to place for sale our commercial real estate property in Springfield, Tennessee.  See “Business – Discontinued Operations” for a further discussion of this commercial real estate property.

In May 2002, Joe’s formed Joe’s Jeans Japan, Inc., or JJJ, a Japanese corporation, to facilitate the distribution of the Joe’s® and Joe’s Jeans® brand in Japan.  On July 1, 2003, Joe’s entered into a Master Distribution and Licensing Agreement, or Distribution and Licensing Agreement, with Itochu Corporation, or Itochu, pursuant to which Itochu obtained certain manufacturing and licensing rights for the Joe’s® and Joe’s Jeans® marks.  In the second quarter of fiscal 2004, we completed the dissolution of JJJ.  However, we continue to sell product in Japan through the distribution agreement with Itochu.  We have assigned our rights under the distribution agreement to Beyond Blue, Inc., or Beyond Blue, which is responsible for distributing our Joe’s Jeans® products in the international marketplace. See “Business –License Agreements and Intellectual Property” for a further discussion of the Distribution and Licensing Agreement with Itochu and the Master Distribution Agreement with Beyond Blue.

Part of the growth in our core business is attributable to an asset purchase agreement for the Blue Concept Division of Azteca, or Blue Concept APA, that we entered into on July 17, 2003 with Azteca, Hubert Guez and Paul Guez.  Under the terms of the Blue Concept APA, we acquired, through our IAA subsidiary, the Blue Concept Division from Azteca, through which, we sell private label denim primarily to AEO.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Long Term Debt” for further discussion of the terms of the acquisition of the Blue Concept Division from Azteca.

Strategic Relationship

We have developed a strategic relationship with two of our significant stockholders, Hubert Guez and Paul Guez and their affiliated companies, in order for us to enter into the denim apparel and design business for the private label and retail market.  Beginning in the summer of 2000, we entered into a series of transactions with Hubert Guez and Paul Guez, and their affiliated companies, including, Azteca and Commerce.  The Guez brothers and their affiliated companies have in the aggregate more that fifty years of experience in the apparel industry with a specialty in denim apparel and related products and such relationship, we believe, has had many tangible benefits for us.

In 2000, in an effort to raise capital, pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants.  An investor rights agreement also provides Commerce with a contractual right to nominate three individuals to our board of directors.  Commerce has not exercised this right at this time.

As part of Commerce’s equity investment in our company, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network for our discontinued craft and accessory segment.  Pursuant to a craft supply agreement and distribution agreement with Commerce, we agreed to purchase all of our craft products from Commerce and to have Commerce distribute these craft products out of its Los Angeles distribution facility.  These agreements were automatically renewed in August 2004 for an additional two-year term and thereafter will continue to be automatically renewed for additional two-year terms unless terminated by either party with 90 days notice prior to the end of the renewal term.  The automatic renewal terms do not contain any minimum obligations for the use of supply and distribution services from Commerce.

Our strategic relationship with Commerce also allowed us to diversify our product mix and offerings to include apparel products.  Through IAA, we acquired Azteca’s knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.  To further solidify our presence in the apparel market and to complement our existing private label business, in July 2003, we acquired the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million, or the Blue Concept Note.  In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO.  On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement.  As a result of this conversion, the Blue Concept Note has been reduced to $9.3 million.  As part of the transaction, we entered into another supply agreement with AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, to purchase products sold by our Blue Concept Division.

In February 2001, we continued to expand our branded apparel business by acquiring a ten-year renewable license for the “Joe’s” and “Joe’s Jean’s” brands from JD Design and formed our Joe’s subsidiary.  See “Business – License Agreements and Intellectual Property” for a further discussion of this license agreement.  Our strategic relationship with the Guez brothers allowed us to quickly and efficiently exploit this license and enter into the denim apparel market by outsourcing the initial manufacture and distribution of the Joe’s® denim apparel products to Commerce and its affiliates.

Additionally, by virtue of this strategic relationship, in February 2004, we were able to secure an assignment for the license for women’s denim and denim related apparel under the Betsey Johnson® brand name from Blue Concept LLC, an entity owned by Paul Guez, for no additional compensation to him.

We currently lease space under a verbal agreement with Azteca for our headquarters and principal executive offices at 5804 E. Slauson Avenue, Commerce, California 90040.  This space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca a fee of approximately $74,000 per month for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities.

We also have operational offices and/or showrooms in Los Angeles, New York and Knoxville and third party showrooms in major metropolitan cities throughout the world, including, but not limited to, New York, Los Angeles, Tokyo, Paris and Germany, primarily for the sale of our Joe’s® and Joe’s Jeans® products.

During fiscal 2003 and 2004, we have paid to Commerce and/or its affiliates the following amounts pursuant to our relationship with them:

	(in thousands)
	2004	2003
Supply agreement	$67,812	$43,993
Distribution agreement	203	127
Verbal facilities agreement	886	343
Interest on related party note payable	863	482
Discontinued craft & accessories business segment
Supply and Distribution agreement	3,019	3,741
Earn-out due to Sweet Sportswear	1,566	694

The total supply and distribution cost paid to Commerce and/or its affiliates for fiscal 2004 was $68 million or 79% of our cost of goods sold.  While we now use additional suppliers to meet our needs, we intend to continue to take advantage of Commerce’s expertise with denim products so long as we believe it is in our best interest.  In addition, we have verbal agreements with Azteca and/or its affiliates regarding the supply and distribution of other apparel products we sell and for use of our corporate headquarters.

We also pay to Sweet Sportswear LLC, or Sweet Sportswear, pursuant to an earn-out agreement in connection with the Blue Concept Division acquisition.  The earn-out to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, is calculated on a quarterly basis and is 2.5% of the gross sales solely attributable to AEO during that quarter.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

Principal Products and Revenue Sources

Our principal products are branded and private label denim and denim-related products which we sell to numerous retail, distribution and private label customers.  Our net sales for the previous three fiscal years are as follows:

	(in thousands)
	2004	2003	2002
Branded	$26,716	$17,393	$9,179
Private label	77,992	51,710	8,358
Total	$104,708	$69,103	$17,537

Branded Apparel

Our branded apparel business is conducted through our Joe’s and IAA subsidiaries.  We produce branded apparel products under license agreements for brands such as Joe’s Jeans®, Betsey Johnson® or as a company-owned brand, such as indie™.  In fiscal 2004, we terminated our license agreements for Fetish™ and Shago® branded apparel, which accounted for 26% and 5% of our branded apparel net sales in fiscal 2004, respectively.  We also terminated our license agreement for Hot Wheels® branded apparel, which did not have any sales in fiscal 2004.  See “Business – Terminated License Agreements” for a further discussion on the termination of these license agreements.

Joe’s products are typically part of a collection that includes denim jeans, pants, shirts, sweaters, jackets and other apparel products and are sold domestically and internationally.  Joe’s products are primarily marketed to retailers through third party showrooms located in New York, Los Angeles, Paris, Tokyo and Germany.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Sales” for a further discussion of Joe’s net sales.  Joe’s has expanded its collection of products to include pants in materials other than denim and tops, such as shirts and jackets and expanded its denim pants line to include men.  In addition, in fiscal 2004, Joe’s introduced a premium line of denim, with premium fabrics, washes and detailing, for the luxury market.  Suggested retail prices for Joe’s products range from $140 to $275 for denim and fashion pants and from $75 to $92 for tops.

Joe’s product lines includes women’s denim jeans comprised of eight specially designed fits to flatter a women’s figure.  Joe’s® fits are named and referred to as follows:  the Honey, the Lover, the Muse, the Provocateur, the Rocker, the Socialite, the Starlet and the Twiggy.  Joe’s® women’s line also includes denim skirts, denim jackets, leather jackets, knit shirts, and sweaters.  In addition, Joe’s has released, on a more limited basis, several seasons of men’s denim jeans, denim jackets and knit shirts.

On February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our significant stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  Our first shipment of Betsey Johnson® product was delivered in October 2004.  Due to limited sales in fiscal 2004, less than 1% of our overall net sales are attributable to Betsey Johnson® branded apparel.  Suggested retail prices for our Betsey Johnson® products range from $125 to $175.

In June 2004, we announced the launch of our new line of company-owned and designed branded denim and denim-related apparel, indie™.  indie™ is a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  The indie™ collection suggested retail prices range from $88 to $118 for denim and fashion pants.  At this lower price point, we believe we can reach a broader consumer market and showcase our capabilities to produce quality goods at different price points.  While we initially anticipated a Fall 2004 launch, our first shipment of indie™ shipped in January 2005 and we expect to have a full launch of indie™ products to better retail and specialty stores for Spring 2005.  We did not have any net sales attributable to indie™ branded apparel for fiscal 2004.

Private Label Apparel

We also design and develop private label apparel products under other non-licensed arrangements, such as purchase orders.  The private label business represents our largest source of sales.  Through private label arrangements, we sell denim products primarily to AEO, Kmart Corporation and Target Corporation.  Throughout fiscal 2004, we experienced significant growth in private label sales compared to previous reporting periods, primarily because we conducted a full fiscal year of sales to AEO as a result of the acquisition of the Blue Concept Division from Azteca.  Our private label product line consists of denim jeans for both the men’s and women’s market.

Product Development and Sourcing

Branded Apparel

Our product development for Joe’s branded apparel is managed internally by a team of designers led by Joe Dahan, who are responsible for the creation, development and coordination of the product group offerings within each collection.  Joe’s typically develops four collections per year for spring, summer, fall and holiday, with certain basic styles offered throughout the year.  Joe Dahan is an instrumental part of Joe’s design process.  The loss of Joe Dahan could potentially have a material adverse impact on Joe’s. In the event of the loss of Joe Dahan, Joe’s believes it could find alternative sources for the development and design of Joe’s products, although there can be no assurances. See “Risk Factors— The loss of the services of key personnel could have a material adverse effect on our business.”

Joe’s products are primarily sourced through domestic contractors generally located in the Los Angeles area.  Joe’s is not contractually obligated to purchase its products from Commerce or its affiliates.  We control the production schedules in order to ensure quality and timely deliveries.  In fiscal 2003, Joe’s changed its inventory strategy from buying finished goods to buying raw materials and outsourcing the assembly of its own goods as a result of no longer being able to purchase finished goods from our domestic supplier.  Joe’s cost to buy raw materials and outsource the manufacturing of its own goods was significantly higher than its cost to buy finished goods.  We control the production schedules in order to ensure quality and timely deliveries.

Our Betsey Johnson® branded apparel product development is managed by internal designers and in conjunction with the design personnel from Betsey Johnson®.  Our Betsey Johnson® products are sourced from domestic contractors generally located in the Los Angeles area.  We then send our Betsey Johnson® products to our Los Angeles facility, which we share under a verbal arrangement with Azteca and its affiliates for distribution directly to the retailer.  We purchase fabric for Betsey Johnson® apparel both domestically and internationally.

Our indie™ branded apparel product development is overseen by Joe Dahan.  Our indie™ products are sourced from Mexico generally through Azteca from fabric purchased from Europe and domestically from independent vendors. We expect to continue to distribute our indie™ apparel products from our Los Angeles facility, which we share under a verbal arrangement with Azteca and its affiliates, directly to the retailer.

Private Label Apparel

Our private label apparel product development is managed by our staff or in conjunction with the design personnel of the customer.  Our private label products are sourced from Mexico through Azteca and its affiliates, through independent contractors or through independent overseas contractors.  During fiscal 2004, we purchased approximately $67.8 million of goods from Commerce and its affiliates for private label products.  See “Business – Strategic Relationship” for a further discussion of our relationship with the Guez brothers.

General Product Development and Sourcing

We rely on Commerce and its affiliates’ ability to source and supply our products.  In connection with this reliance, in July 2003, we entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for our private label apparel products with AZT.  Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly our private label apparel customers.  See “Note 16 – Related Party Transactions” in our Notes to Consolidated Financial Statements for further discussion regarding this supply agreement.  We do not have any long-term supply agreements with contractors other than AZT, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements.  As a result of our supply agreement with AZT and a full year of sales to AEO, during fiscal 2004, our apparel division purchased from Commerce and its affiliates, including AZT, approximately $66.6 million, or 77%, of our products compared to $44.0 million, or 71%, of our products in fiscal 2003.  However, as we diversify our private label apparel to include customers other than AEO, we expect our dependence on Commerce and its affiliates to decrease.

We believe that there are currently alternative sources from which to outsource the production of our apparel products.  However, in the event the economic climate or other factors result in significant reduction in the number of local contractors in the Los Angeles area or from our relationship with Commerce and its affiliates in Mexico, our business could be negatively impacted.  At this time, we believe that we would be able to find alternative sources for the production of our products if this were to occur, however, no assurances can be given that a transition could be completed without a disruption to our business.

We generally purchase our products in U.S. dollars.  However, as a result of using overseas suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. See “Risk Factors - Our business is exposed to domestic and foreign currency fluctuations.”  Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these type products. See “Business-Imports and Import Restrictions.”

Our raw materials are principally blends of fabrics and yarns.  Raw materials are available from multiple sources.  We have not experienced any material shortage of raw material for our needs.

While we attempt to mitigate our exposure to manufacturing, the use of independent contractors does reduce our control over production and delivery and exposes us to the other usual risks of sourcing products from independent suppliers.  Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions.  The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  See “Business - Imports and Import Restrictions.”

License, Trademarks and Distribution Agreements

The following sets forth certain information concerning the license agreements and/or trademarks currently held by us:

Licensor/Mark	Types of Products	Geographical Areas	Minimum Royalties	Expiration Date
JD Design LLC (Joe’s Jeans®)	Apparel and accessories	Worldwide	N/A	2/11/31
B.J Vines Inc. (Betsey Johnson®)	Denim and denim related apparel	United States, territories & possessions, and Canada	$1.28 million	1/1/08
Company-owned mark (indie™)	All categories	Worldwide	N/A	N/A

We believe that we will continue to be able to obtain the renewal of all material licenses; however, there can be no assurance that competition for an expiring license from another entity, or other factors will not result in the non-renewal of a license. As we continue to expand our business in the international marketplace, our trademarks or the trademarks we license may not be able to be adequately protected.  See “Risk Factors — Our trademark and other intellectual property rights may not be adequately protected outside the United States” for a further discussion of our trademark and other intellectual property rights.

Joe’s® License Agreement

In February 2001, Joe’s acquired the license rights to the JD logo and the Joe’s Jeans® mark for all apparel and accessory products from JD Design.  The license agreement has a ten-year term with two ten-year renewal periods at our option subject to no material default at the end of each period.  Additionally, pursuant to the terms of the agreement, Joe Dahan is to receive a three percent royalty on the net revenues of sales of Joe’s® and Joe’s Jeans® products.

As the licensee and on behalf of JD Design, we have applied for protection with the United States Patent and Trademark Office, as well as with various foreign jurisdictions, such as Australia, Canada, the European Union, Japan, Korea and New Zealand, for trademark protection for certain of “Joe’s” logos and “Joe’s Jeans” marks for apparel and accessory products.  As of November 27, 2004, two trademark registrations have been issued in the United States and 28 trademark registrations have been issued internationally.  We continue to prosecute two pending trademark applications in the United States and 40 pending trademark applications internationally that we believe are necessary to protect these trademarks fully.

Itochu Distribution Agreement

On July 1, 2003, Joe’s entered into a Distribution and Licensing Agreement with Itochu, pursuant to which Itochu obtained certain manufacturing and licensing rights for the Joe’s® and Joe’s Jeans® marks.  In the second quarter of fiscal 2004, we ceased operations of JJJ and dissolved the JJJ subsidiary. Through an assignment of our rights under the Distribution and Licensing Agreement with Itochu to Beyond Blue, we continue to sell product in Japan through this arrangement.

The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe’s® apparel products, or Joe’s Products, including, but no limited to:  (i) a non-exclusive right to use the Joe’s® and Joe’s Jeans® marks in connection with the manufacture of certain licensed Joe’s® and Joe’s Jeans® products, which we will refer to as the Licensed Products, throughout the world, and an exclusive right to use the Joe’s® and Joe’s Jeans® marks to manufacture the Joe’s Products in Japan; and (ii) an exclusive right to import and distribute certain imported Joe’s Products, which we will refer to as the Imported Products, into Japan.  These Imported Products will be purchased directly from Joe’s, with Itochu being obligated to purchase a minimum of $5.75 million of Joe’s over the 42 month term of the Agreement.  Additionally, Itochu will have the right to develop, produce and distribute certain apparel products bearing the Joe’s® and Joe’s Jeans® marks for which Joe’s shall receive a running royalty payment for each contract year equal to the aggregate amount of six percent of the net sales of all bottoms for both men and women of the Licensed Products, and five percent of the net sales of all tops for both men and women and the Licensed Products.  As part of the transaction, Itochu agreed to purchase the existing inventory or JJJ for approximately $1 million, assume the management and operations of JJJ’s showroom in Tokyo and employ certain employees of JJJ.

We believe that the Distribution and License Agreement with Itochu will allow us to grow the Joe’s® and Joe’s Jeans® brand and business in Japan because Itochu, as a local Japanese corporation, is better suited to market and distribute the Joe’s and Joe’s Jeans products in accordance with cultural tastes and norms compared to JJJ which was controlled and operated out of Los Angeles, California.  We further believe that Itochu is well suited and capable of developing additional products suited to the local environment, which we will benefit from through additional royalty payments.

Beyond Blue Distribution Agreement

On February 16, 2004, Joe’s entered into a Master Distribution Agreement, or Joe’s MDA, with Beyond Blue, whereby Joe’s granted to Beyond Blue the exclusive distribution rights for Joe’s products outside the United States.  Beyond Blue is a Los Angeles-based company that specializes in international consulting, distribution and licensing for apparel products.  Under the Joe’s MDA, Beyond Blue has established sub-distributors and sales agents in certain international markets through sub-distribution arrangements and has assumed our obligations under the Itochu agreement discussed above for the Japanese market.  The term of the Joe’s MDA is for three years, subject to Beyond Blue purchasing certain minimum amounts of product from Joe’s during three annual periods, with the first annual period consisting of 18 months and ending on June 30, 2005.

Subsequent to our fiscal year ended November 27, 2004, effective February 14, 2005, Joe’s and Beyond Blue amended the terms of the Joe’s MDA to:  (i) reduce the discount from our wholesale price at which Joe’s sells its products to Beyond Blue from 27.5% to 22.5% as partial consideration for Joe’s granting Beyond Blue certain distribution rights for its indie™ branded products, subject to certain adjustments; and (ii) to provide Beyond Blue a right to renew the Joe’s MDA for a two year period, subject to its satisfactory fulfillment of its existing obligations under the Joe’s MDA at the expiration of the current term and subject to Beyond Blue purchasing certain minimum amount of product from Joe’s during the renewal period.

Betsey Johnson® License Agreement

On February 6, 2004, through IAA, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts, and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  The license agreement allows for an initial four-year term with a renewal option subject to certain sales levels being met.  We are required to pay royalties of eight percent on net sales and spend two percent of net sales on advertising.  The minimum royalties to be paid in the aggregate are $1.28 million and minimum net sales range from $2.5 million to $5.5 million.  The agreement may be renewed upon expiration of the initial 4 year term for an additional three years.  Our first shipment of products were delivered in the fourth quarter of fiscal 2004.  We believe this license agreement, because it is limited to denim and denim related apparel, will allow us to utilize our strength in the denim and denim-related apparel market.

indie™

In June 2004, we announced the launch and initial development of our new line of company-owned and designed branded denim and denim-related apparel, indie™.  As previously discussed, indie™ is a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  While we initially expected to ship indie™ in the Fall of 2004, our first shipment of indie™ shipped in January 2005 and we expect to have a full launch of the indie™ line to better retail and specialty stores for Spring 2005.  In connection with his duties and obligations as president of Joe’s Jeans and additional design services for indie™, we have a verbal agreement to pay Joe Dahan a design commission on a quarterly basis equal to 1.5% of the net sales of indie™ products.

We have applied for protection with the United States Patent and Trademark Office, as well as with various foreign jurisdictions, such as Australia, Canada, the European Union and Japan for trademark protection for the indie™ mark for a variety of apparel and accessory products.  As of November 27, 2004, one trademark registration has been issued internationally and we continue to prosecute one pending trademark application in the United States and three pending trademark applications internationally that we believe are necessary to protect these trademarks fully.

Subsequent to our fiscal year ended November 27, 2004, effective February 9, 2005, Joe’s entered into a Master Distribution Agreement, or indie™ MDA, with Beyond Blue.  Under the indie™ MDA, Joe’s granted to Beyond Blue the exclusive distribution rights for indie™ products outside the United States.  Beyond Blue will be establishing sub-distributors and sales agents in certain international markets through sub-distribution arrangements.  The term of the indie™ MDA is for four years, subject to Beyond Blue purchasing certain minimum amounts of product from Joe’s during four annual periods, with the first annual period consisting of 18 months and ending as of August 8, 2006.

Terminated License Agreements

Fetish™ by Eve

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with Blondie Rockwell, Inc., or Blondie, the licensor of entertainment personality Eve’s Fetish™ mark for use with the production and distribution of branded apparel and accessory products.

After re-evaluation of our non-denim branded apparel licenses, on May 25, 2004, the parties executed a definitive Settlement Agreement and Release to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish™ mark.  Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004.  Furthermore, we paid to

Blondie a termination fee, which included unpaid owed royalties, totaling $837,000.  In exchange for the termination fee and unpaid owed royalties, we had no further obligation to pay any additional royalties on sales from the 2004 Fetish™ summer line, excess apparel inventory or unsold or returned merchandise.  In addition, we continue to have the right to finish the production, marketing, distribution and sale of Fetish™ accessories identified in the Settlement Agreement through March 31, 2005, and will pay an 8% royalty on all such accessory sales until that date.

Hot Wheels®

In July of 2002, IAA entered into a license agreement with Mattel, Inc. for Hot Wheels® branded adult apparel and accessories.  Due to lack of interest in the consumer marketplace, IAA did not have any sales under this license agreement.  As a result of these and other factors, IAA terminated the license agreement for Hot Wheels® branded apparel and accessory products.  In connection with the termination, IAA paid $70,000, representing the final payment of royalty obligations to Mattel.  Due to the termination, IAA reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004 which represented the maximum contractual royalty obligations originally due under the license agreement.

Shago®

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement with LBW, Inc. for the Bow Wow license, granting IAA the right to produce and market products featuring the Shago® mark and other professional names, visual images or representations based upon the real life image of the artist known as “Lil’ Bow Wow.”  After re-evaluation of our non-denim branded apparel licenses, on or about October 1, 2004, IAA entered into a Settlement and Release Agreement whereby the parties agreed to a mutual termination and release for the license to manufacture and sell toddler, boys, girls, and junior apparel and coordinating accessories featuring the Shago® mark.  Pursuant to the settlement agreement, IAA was obligated to pay an aggregate amount of $146,000 of unpaid owed royalties to LBW in exchange for the immediate termination and mutual release by the parties.  All unpaid owed royalties have been paid and no further obligations exist.  At the time of the settlement agreement, there was no significant Shago® inventory remaining and we did not expect any additional sales attributable to Shago® branded apparel.

Bongo®

On March 26, 2001, our discontinued craft and accessory business segment, Innovo Inc., entered into a license agreement for the right to design, manufacture and distribute bags and small leather/pvc goods bearing the Bongo® mark.  The license agreement was amended effective as of April 1, 2003 to extend the terms of the license agreement to March 31, 2007.  After a re-evaluation of our craft and accessory segment, on September 1, 2004, Innovo executed a letter agreement, with IP Holdings LLC, the assignee of the Bongo® mark, to provide for the early termination of its license.  The parties mutually agreed to the early termination of the license agreement on December 31, 2004.  In addition, the parties agreed to a reduced royalty rate of two and one-half percent of net sales instead of the five percent royalty rate in the original license agreement for product shipped between August 1, 2004 and December 31, 2004.  Innovo continued to pay a two percent advertising royalty on net sales, but had no further obligation to contribute money to produce product samples, fees or participation of staff members in all brand events and tradeshows after September 1, 2004.

Customers

Branded Apparel

Our Joe’s branded label apparel products are sold to consumers through high-end department stores and boutiques located throughout the world. For Joe’s domestic sales, Joe’s has entered into sales agreements with third party showrooms where retailers review the latest collections offered by Joe’s and place orders.  The showrooms provide Joe’s with purchase orders from the retailers.  Joe’s then distributes the products from its Los Angeles distribution facility.  Joe’s currently has domestic agreements with showrooms in Los Angeles and New York and these showrooms have representatives throughout the United States.

Beyond Blue through its Joe’s MDA has exclusive distribution rights for Joe’s products outside the United States and distributes Joe’s products internationally through the use of sub-distributors and sales agents in foreign markets.  Joe’s products are sold in Japan through our Distribution and Licensing Agreement with Itochu, to which we have assigned our rights to Beyond Blue.  See “Business–License, Trademark and Distribution Agreements” for further discussion regarding this license and distribution agreement.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Net Sales” for further discussion of Joe’s net sales.

We currently sell our Joe’s® apparel to domestic retailers such as Barneys New York, Inc., Bloomingdale’s, Macy’s, Henri Bendel, Bergdorf Goodman, Nordstrom, Inc., and Saks Fifth Avenue, and specialty retailers such as Atrium, Lisa Klein, Ron Herman, Fred Segal, and Scoop NYC in the United States.  We currently sell internationally to retailers such as Galleries Lafayette, Le Bon Marche, and Le Printemps in France, Barney’s Japan, Isetan, and Mitsukoshi in Japan, Harvey Nichols and Selfridges & Co. in the United Kingdom, Ztampz in Hong Kong and Gio Moretti in Italy.

The Joe’s Jeans® website (www.joesjeans.com) has been established to promote and advance the brand’s image and to allow consumers to review and purchase online the latest collection of products.  The information available on Joe’s Jeans® website is not intended to be incorporated into this Annual Report.  Joe’s currently uses both online and print advertising to create brand awareness with customers as well as consumers.

For fiscal 2004, Joe’s three largest customers accounted for approximately 49% of its net sales.  The loss of any of these customers would not have a material adverse affect on Joe’s, as we believe that we would be able to find alternative customers to purchase Joe’s products.

During fiscal 2004, we sold our Betsey Johnson® branded apparel to consumers through boutiques, including Betsey Johnson® specialty stores domestically.  For domestic sales, we have entered into verbal sales arrangements with third party showrooms where retailers review the latest collections offered under our Betsey Johnson® brand and place orders.

While we initially expected our first shipment of indie™ in Fall of 2004, our first shipment of indie™ shipped in January 2005.  We expect to continue to sell our indie™ branded apparel to consumers through high-end department stores and specialty boutiques both domestically and internationally.  For domestic sales, we utilize both an internal sales force and independent sales representatives who meets with retailers to review the latest collections offered under our indie™ brand and place orders.  In February 2005, we entered into an agreement with Beyond Blue through its indie™ MDA for the exclusive distribution rights our indie™ products internationally through the use of sub-distributors and sales agents in foreign markets.

Private Label Apparel

During fiscal 2004, we also developed apparel products for the private label market.  During fiscal 2004, we distributed our private label products primarily to AEO, Target Corporation’s Mossimo division, and Kmart Corporation.

During fiscal 2004, private label apparel sales to AEO, Target and Kmart represented approximately 60%, 9% and 2%, respectively, of our net sales.

Discontinued Branded Apparel

During fiscal 2004, we ceased the production of our non-denim urban branded apparel lines for Shago®, Fetish™ and Hot Wheels® branded apparel.  During fiscal 2004, we continued to sell our remaining Shago® and Fetish™ branded inventory to retailers such as Macy’s, and to other pre-approved discount retailers, such as Loehmann’s, Carlin’s and Value City.

We do not enter into long-term agreements with any of our customers.  Instead, we receive individual purchase order commitments from our customers.  A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors—A substantial portion of our net sales and gross profit is derived from a small number of large customers.”

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

During fiscal 2004, we primarily relied on equity financings and/or the issuance of convertible promissory notes and the sale of common stock purchase warrants and borrowings from the factoring of accounts receivables and against inventory for additional working capital.  During fiscal 2004, we raised $4.385 million in gross proceeds through the sale of convertible promissory notes and common stock purchase warrants.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations –Short Term Debt” for a further discussion of the terms of our convertible promissory note and common stock purchase warrant financings.

In addition to the sale of convertible promissory notes and common stock purchase warrants discussed above, we utilize financing agreements entered into by our subsidiaries with CIT Commercial Services, a unit of CIT Group, Inc., or CIT, for the factoring of our account receivables and borrowing against inventory to provide us with additional working capital.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of our financing agreements with CIT.

Based upon our historical growth, we may need to obtain additional working capital in order to meet our operational needs in fiscal 2005.  We believe that we will be able to address these needs by increasing the availability of funds offered to us under our financing agreements with CIT or other financial institutions or by obtaining additional capital through debt or equity financing.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of our capital needs.  We believe that any additional capital, to the extent needed, may be obtained from the sale of equity securities or through short-term working capital loans.  However, there can be no assurance that this or other financing will be available if needed.  The inability of us to be able to fulfill any interim working capital requirements would force us to constrict our operations.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers’ purchase orders are typically filled and shipped within two to six weeks.  As of November 27, 2004, we had backlog that amounted to $10,824,000.

Competition

The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis.  We compete with a large number of apparel companies similar to ours for consumers.  We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs, the brands our products bear, the price and quality of our products and our ability to meet our customers’ delivery schedules.

We believe that we are competitive with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and competitive price points will allow us to maintain our competitive position.  However, many of our competitors possess substantially greater financial, technical and other resources than us.  Furthermore, the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations.  As we expand globally, we will continue to encounter additional sources of competition.  See “Risk Factors—We face intense competition in the worldwide apparel industry.”

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

Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, China, Taiwan and Korea.  Some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries.  Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.  Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs

Service for duties and other charges.

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

Discontinued Operations

Leaseall Management Inc.

During the third quarter of fiscal 2004, we made the decision to sell our commercial rental property that served as our former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying financial statements reflect the results of operations and financial position of Leaseall as a discontinued operation.  The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  During the second quarter of fiscal 2004, we recorded a $574,000 impairment loss on long-lived assets related to this property.  We have been in discussion with our commercial real estate broker regarding offers on this property and we are in the process of seeking zoning changes to the real estate and believe that such zoning changes will be completed within twelve months.  However, this process could be delayed based upon zoning commission actions.

Craft & Accessory

Our craft and accessory segment represents our historical line of business, the business upon which we were founded, and has been conducted through our Innovo subsidiary, headquartered in Knoxville, Tennessee.  Through Innovo, we designed, developed and marketed accessory consumer products such as fashion handbags, wallets, backpacks, bags, belts, hats and scarves for department stores, mass merchandisers, specialty chain stores and private label customers.  Additionally, we marketed craft products including tote bags and aprons to mass merchandisers and craft specialty stores.  Innovo’s products generally were accompanied by one of Innovo’s own logos such as Daily Denim™, Dragon Fly Denim™, Clear Gear™, Friendship™ and Tote Works™, the brand of a private label customer, or the brand of a third party licensor such as Bongo®, Shago® and Fetish™.  After the termination of our branded accessory licenses for Bongo®, Shago® and Fetish™, we began to re-evaluate the remaining revenue streams within the craft and accessory segment.  As a result, we found that this asset did not fit with our strategic plan to focus our principal business activities on branded and private label denim and denim-related apparel.  In November 2004, we decided to offer for sale the assets of our craft and accessory segment of operations conducted through Innovo.  Accordingly, we have reclassified our craft and accessory segment under “Discontinued Operations” for fiscal 2004 and our segment information for prior years to conform to our current segment structure.  We believe the sale of our Innovo subsidiary’s assets can be completed within a twelve month period. The craft and accessory business segment also recorded an early facility termination expense of $61,000 in connection with the early termination of its New York accessory showroom lease.

Human Resources

As of February 1, 2005, we had 116 full-time employees.

Real Estate Transactions

In April 2002, IRI acquired a 30% limited partnership interest in each of 22 separate partnerships.  These partnerships simultaneously acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units, or Properties.  A portion of the aggregate $98,080,000 purchase price was paid through the transfer of 195,295 shares of our $100, 8% Series A Redeemable Cumulative Preferred Stock, or the Series A Preferred Shares, to the sellers of the Properties, or the Preferred Holders.  The balance of the purchase price was paid by Metra Capital, LLC, or Metra Capital, in the amount of $5,924,000, or the Metra Capital Contribution, and through proceeds from a Bank of America loan, in the amount $72,625,000.

We had originally issued the Series A Preferred Shares to IRI in exchange for all shares of its common stock.  IRI then acquired a 30% limited partnership interest in each of the 22 separate limited partnerships in exchange for the Series A Preferred Stock, which then transferred the Series A Preferred Shares to the sellers of the Properties.

Some of our stockholders, including one of our substantial stockholders, Mr. Hubert Guez, and Simon Mizrachi and their affiliates invested in each of the 22 separate partnerships.  Each of Messrs. Guez and Mizrachi, together with their respective affiliates, own 50% of the membership interests of Third Millennium.  Third Millennium is the managing member of Metra Capital, which owns 100% of the membership interest in each of the 22 separate limited liability companies, or collectively, the General Partners and together with Metra Capital, the Metra Partners, that hold a 1% general partnership interest in each of the 22 separate limited partnerships that own the Properties.  Metra Capital also owns 69% of the limited partnership interest in each of the 22 separate limited partnerships.  Messrs. Guez and Mizrachi and their affiliates own 19% of the membership interest of Metra Capital.

Pursuant to each of the limited partnership agreements, the Metra Partners are entitled to receive at least quarterly, either from cash flow and/or property sale proceeds, an amount sufficient to provide the Metra Partners (1) a 15% cumulative compound annual rate of return on the outstanding amount of the Metra Capital Contribution that has not been previously returned to them through prior distributions of cash flow and/or property sale proceeds; and (2) a cumulative annual amount of .50% of the average outstanding balance of the average outstanding balance of the mortgage indebtedness secured by any of the Properties.  In addition, in the event of a distribution solely due to a property sale, after the above distributions have been made to the Metra Partners, Metra Partners also receive an amount equal to 125% of the amount of the Metra Capital Contribution allocated to the Property sold until the Metra Partners have received from all previous cash flow or property sale distributions an amount equal to its Metra Capital Contribution.  In addition, Third Millennium is entitled to receive, on a quarterly basis from cash flows and/or a property sale, proceeds an amount equal to $63,000 until it receives an aggregate of $252,000.

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

After all of the Series A Preferred Shares have been redeemed ($19.5 million), future distributions are split between Metra Partners and IRI, with Metra Partners receiving 70% of such distribution and IRI receiving the balance.  In addition, under the terms of a one year, sub-asset management agreement for each of the partnerships and its respective property dated April 5, 2002, renewable automatically for consecutive one year terms, IRI is entitled to receive a quarterly sub-asset management fee of approximately $85,000, unless otherwise terminated or upon the termination of the master asset management.  Subsequent to November 27, 2004, we were informed, through information obtained as a result of being a party to litigation initiated by the Preferred Holders, that the master asset management agreement had been terminated and as a result we are not entitled to further fees under the sub-asset management agreement, which such litigation is discussed below.

The 8% Series A Preferred Shares coupon is funded entirely and solely through partnership distributions as discussed above. If sufficient funds are not available for the payment of a full quarterly 8% coupon, then partial payments shall be made to the extent funds are available. Unpaid dividends accrue. Partnership distribution amounts remaining after the payment of all accrued dividends must be used by us to redeem outstanding the Series A Preferred Shares. The Series A Preferred Shares have a redemption price of $100 per share. In the event that the partnership distributions received by us are insufficient to cover the 8% coupon or to redeem the Series A Preferred Shares, we will have no obligation to cover any shortcomings so long as all distributions from the partnership are properly applied to the payment of dividends and the redemption of the Series A Preferred Shares.  We may however be liable to the holders of the Series A Preferred Shares for the breach of certain covenants, including, but not limited to, if IRI fails (i) to deposit distributions from the partnerships into a sinking fund which funds are to be distributed to the holders of the Series A Preferred Shares as a dividend or redemption of the Series A Preferred Shares or (ii) to enforce its rights to receive distributions from the limited partnerships.

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

We have included the quarterly management fee paid to IRI in other income using the accrual basis of accounting.  IRI recorded income of $173,000 in 2003 and no income in 2004 from the quarterly sub-asset management fee.  The outstanding sub-asset management fee as of November 27, 2004 is $77,000.  During fiscal 2004, IRI had no operating activity.

In September 2004, we, along with several other defendants, including Joseph Mizrachi, Simon

Mizrachi, Hubert Guez and certain of the Metra entity affiliates, or the Metra Defendants, were sued in the 393rd District Court of Denton County, Texas by the Preferred Holders.  The Preferred Holders claimed, among other allegations against the other defendants, that we purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damaged to them.  In response to a motion filed with the court by us, alleging among other things, lack of jurisdiction, the Preferred Holders effectively dismissed its claims as to us only as defendants on October 8, 2004, subject to its right to re-file the lawsuit against us within one year.

Subsequent to November 27, 2004, we have been in discussions with legal counsel for the Preferred Holders as well as legal counsel for the Metra Defendants regarding a potential settlement of all claims, whether alleged, known or unknown, which could potentially relieve us of all of our obligations as set forth in our Certificate of Designation for the Series A Preferred Shares.  As of February 25, 2005, the parties were still in negotiations regarding the nature and manner of settlement terms.  There can be no assurance that such a settlement can or will take place.

Financial Information about Geographical Areas

See “Note 15 – Segment Reporting” in our Notes to Consolidated Financial Statements for further discussion of financial information about geographical areas.

Available Information

Our World Wide Web address is www.innovogroup.com, and we maintain a website at that address.  We make available on or through our World Wide Web website, without charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Although we maintain a website at www.innovogroup.com, we do not intend that the information available through our website be incorporated into this Annual Report.  In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Samuel J. (Jay) Furrow, Jr	31	Chief Executive Officer (Principal Executive Officer) and Director
Marc B. Crossman	33	President, Chief Financial Officer (Principal Financial Officer) and Director
Richard A. Quiroga	45	Vice President of Finance (Principal Accounting Officer)
Shane Whalen	34	Chief Operating Officer

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

Marc B. Crossman has served as our Chief Financial Officer since March 2003 and a member of our Board of Directors since January 1999.  In September 2004, Mr. Crossman was appointed to the position of President.

Richard A. Quiroga has served as our Vice President of Finance and Principal Accounting Officer since August 2004.

Shane Whalen has served as our Chief Operating Officer since April 2003.

Subsequent Events

In December 2004, we entered into a lease agreement for the lease of approximately 2,500 square feet of rentable space at 9000 Sunset Boulevard in Los Angeles, California.  Under the lease agreement, we pay approximately $7,000 per month in base rent, which increases on a percentage basis over the term of the lease from January 1, 2005 until December 31, 2009.  We entered into this additional lease agreement to serve as executive offices and meeting space for management and our Board of Directors.  We remain headquartered at the warehouse facility in Commerce, California that we utilize under our verbal arrangement with Azteca.

In addition, in February 2005, we amended the terms of the MDA with Beyond Blue for the international distribution of our Joe’s Jeans® products and entered into a separate agreement for the international distribution of our indie™ brand products.  See “Business – License, Trademarks and Distribution Agreements” for a further discussion of these subsequent events.

Certain Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.  Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

Risk Factors Relating to our Common Stock

We do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid any dividends nor do we anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, to fund our operations and to develop and expand our business.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholder’s interest and adversely impact the rights of holders of our common stock.

We have a total of 40,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock authorized for issuance.  As of November 27, 2004, we had approximately 10,734,000 shares of common stock and 4,806,000 shares of preferred stock available for issuance.  On March 5, 2004, we held a special meeting of our stockholders to approve the conversion of $12.5 million in principal amount of indebtedness from a convertible promissory note issued in connection with the purchase of the Blue Concept Division from Azteca into a maximum of 4,166,667 shares of our common stock.  The conversion was approved by our stockholders and, as a result, Azteca has initially been issued 3,125,000 shares of our common stock with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA.  In June and October 2004, we raised approximately $4.385 million through the sale and issuance of convertible promissory notes that are convertible into 2,559,936 shares of our common stock and warrants to purchase up to 548,125 shares of our common stock.  We expect to continue to seek financing which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  Those additional issuances of capital stock would result in a reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of the options or warrants or the conversion ratio of the preferred stock was lower than the book value per share of our common stock at the time of such exercise or conversion.

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

As of November 27, 2004, our executive officers and directors beneficially owned approximately 21% of our common stock, including options exercisable within 60 days of February 23, 2004, in the aggregate.  Furthermore, in connection with investments made by (1) Commerce and other investors affiliated with Hubert Guez and Paul Guez, or collectively, the Commerce Group, and (2) Mr. Joseph Mizrachi in fiscal 2000, each of the Commerce Group and Mr. Mizrachi have the right to designate three individuals and one individual, respectively, for election to our board of directors.  If any or all of the Commerce Group or Mizrachi designated directors are elected, then our board has the obligation to appoint at least one Commerce and/or Mizrachi designated director to each of its committees. Based on the Schedule 13D/A filed by Messrs. Simon Mizrachi and Joseph Mizrachi on October 30, 2003, the Mizrachis beneficially owned approximately 1.2% of our shares.  As of February 21, 2003, the Mizrachis ceased to be the beneficial owners of more than 5% of our securities.  As discussed above, at a special meeting of our stockholders on March 5, 2004, our stockholders approved the conversion of the Blue Concept Note into a maximum of 4,166,667 shares of our common stock.  As a result, Azteca was initially issued 3,125,000 shares of our common stock with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA.  Based upon a Schedule 13D/A filed by Messrs. Hubert Guez and Paul Guez on May 18, 2004 and a Form 4 filed on February 18, 2005, the Guez brothers, including entities owned or controlled by them, beneficially own approximately 21% of our common stock in the aggregate.

Because of their stock ownership and/or relationships with us, the Mizrachis and the Guez brothers have been and will continue to be in a position to greatly influence the election of our board of directors and thus control our affairs.  Additionally, our bylaws limit the ability of stockholders to call a meeting of the stockholders.  These bylaw provisions could have the effect of discouraging a takeover of us, and therefore may adversely affect the market price and liquidity of our securities.  We are also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control.  The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of our securities.

Our common stock price is extremely volatile and may decrease rapidly.

The trading price and volume of our common stock has historically been subject to wide fluctuation in response to variations in actual or anticipated operating results, announcements of new product lines by us or our competitors, and general conditions in the apparel industry. In the 52 week period prior to February 23, 2004, the price range of our common stock has ranged from $1.09 to $4.79.  In addition, stock markets generally have experienced extreme price and volume trading volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may significantly and negatively affect the market price of our common stock.

If we cannot meet the Nasdaq SmallCap Market maintenance requirements and Nasdaq rules, Nasdaq may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock.

In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq SmallCap Market and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million, a minimum bid price for our common stock of $1.00, and stockholder approval prior to the issuance of securities in connection with a transaction involving the sale or issuance of common stock equal to 20 percent or more of a company’s outstanding common stock before the issuance for less than the greater of book or market value of the stock.  If we are unable to satisfy the Nasdaq criteria for maintaining listing, our common stock would be subject to delisting. Trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the National Association of Securities Dealers, Inc., or NASD, “electronic bulletin board.” As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock.

If Nasdaq delists our common stock, you would need to comply with the penny stock regulations which could make it more difficult to sell your common stock.

In the event that our securities are not listed on the Nasdaq SmallCap Market, trading of our common stock would be conducted in the “pink sheets” or through the NASD’s Electronic Bulletin Board and covered by Rule 15g-9 under the Exchange Act. Under that rule, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the subscriber and receive the subscriber’s written agreement to a transaction prior to sale.  Securities are exempt from this rule if their market price is at least $5.00 per share.

SEC regulations generally define a penny stock as any equity security that has a market price of less than $5.00 per share, with certain exceptions.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it.  If our common stock were considered a penny stock, the ability of broker/dealers to sell our common stock and the ability of our stockholders to sell their securities in the secondary market would be limited.  As a result, the market liquidity for our common stock would be severely and adversely affected.  We cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for such securities.

Risk Factors Relating to our Operations

Due to our negative cash flows we could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

Our ability to continue operations will depend on our positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  In March 2004, we converted $12.5 million of debt issued in connection with the acquisition of the Blue Concept Division from Azteca into shares of our common stock.  While this issuance of common stock resulted in existing stockholders becoming “diluted” or owning a smaller percentage of the total shares outstanding as of the date of such dilution, it reduced our long term debt by 58% and resulted in less interest accruing and due under the Blue Concept Note.  In June and October 2004, we raised approximately $4.385 million through the sale and issuance of convertible promissory notes that are convertible into 2,559,936 shares of our common stock and warrants to purchase up to 548,125 shares of our common stock.  The proceeds received from this source of financing was used to fund our continuing operations and for working capital purposes.  In addition, we also obtain cash for working capital by utilizing a credit arrangement on our receivables and inventory with CIT Commercial Services, a unit of CIT Group Inc., or CIT.  As of November 27, 2004, our loan balance with CIT was $8,144,000 and $10,300,000 of factored receivables with CIT.  We had one open stand-by letter of credit outstanding in the amount of $500,000.  Although we had this liability with CIT as of November 27, 2004 due to the amount of factored receivables, our financial position may change such that there may be the need for us to continue to raise needed funds through a mix of equity and debt financing to fund our operations and working capital.  Equity financing will usually result in existing stockholders becoming “diluted,” as discussed above.  A high degree of dilution can make it difficult for the price of our common stock to rise rapidly, among other things.  Dilution also lessens a stockholder’s voting power.

We do not know if we will be able to continue to raise additional funding or if such funding will be available on favorable terms. We could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

Our cash requirements to run our business have been and will continue to be significant.

Since 1997, our negative operating cash flow and net losses have been as follows:

Fiscal Year Ended	(Negative) positive Cash Flow from Operating Activities	Net (Loss) Income
November 27, 2004	$(10,609,000)	$(9,576,000)
November 29, 2003	$(9,857,000)	$(8,317,000)
November 30, 2002	$1,504,000	$572,000
December 1, 2001	$(632,000)	$(618,000)
November 30, 2000	$(4,598,000)	$(5,056,000)
November 30, 1999	$(2,124,000)	$(1,340,000)
November 30, 1998	$(1,238,000)	$(2,267,000)
November 30, 1997	$(1,339,000)	$(1,729,000)

Since November 30, 1997, we have experienced negative cash flow from our operating activities except for the year ending November 30, 2002.  As of November 27, 2004, we had an accumulated deficit of approximately $51.4 million.

Although we have undertaken numerous measures to increase sales, control inventory costs and operate more efficiently, we may experience further losses and negative cash flows.  We can give you no assurance that we will in fact operate profitably in the future.

We must expand sales of our existing products and successfully introduce new products that respond to constantly changing fashion trends and consumer demands to increase revenues and attain profitability.

Our success will depend on our ability to expand sales of our current products to new and existing customers, as well as the development or acquisition of new product designs and the acquisition of new licenses that appeal to a broad range of consumers.  We have little control over the demand for our existing products, and we cannot assure you that the new products we introduce will be successfully received by consumers.  For example, in the past year, we have terminated our licenses to design and market apparel and accessory products for the recording artists and entertainers known as “Bow Wow” and “Eve” and sold under the Shago® and Fetish™ brand, respectively.  Since we acquired these licenses, we spent considerable resources to develop and market each of these brands, which resulted in significant losses.  Because of these losses and other factors, we terminated our license agreements for Fetish™ and Shago® branded apparel and accessory products.  Further, due to lack of interest in the consumer marketplace and since we did not have any sales under a license agreement with Mattel, Inc. for Hot Wheels® branded adult apparel and accessories, we terminated this license agreement as well in June of 2004.  Additionally, in fiscal 2004, we decided to sell the remaining assets and discontinue the operations of our craft and accessory business segment as well as terminate our license for Bongo® branded accessory products.

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

Our 10 largest customers accounted for approximately 80% of our gross sales during fiscal 2004.  We do not enter into any type of long-term agreements with any of our customers.  Instead, we enter into a number of individual purchase order commitments with our customers.  A decision by the controlling owner of a group of stores or store or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.

We are dependent on certain contractual relationships to generate revenues.

Our sales are dependent to a significant degree upon the contractual relationships we can establish with licensors to exploit, on generally a non-exclusive basis, proprietary rights in well-known logos, marks and characters.  Although we believe we will continue to meet all of our material obligations under such license agreements, there can be no assurance that such license rights will continue or will be available for renewal on favorable terms.  Failure to obtain new licenses or extensions on current licenses or to sell such products, for any reason, could have a significant negative impact on our business. For the fiscal years ended November 29, 2003 and November 27, 2004, $17.3 million, or 25%, and $26.7 million, or 26%, respectively, of our net sales were generated from licensed apparel products.

We are primarily dependent upon sales from a certain number of licenses, namely our licenses to produce the Joe’s Jeans® apparel products.  As of November 27, 2004, we recorded $18.3 million in net sales of product under our Joe’s Jeans® license.  We also terminated our license agreements for Fetish™, Shago® and Bongo® products in fiscal 2004.  While the termination of these license agreements may result in a decrease in our overall net sales in future quarters, we cannot predict its overall impact on our financial statements.

We are currently dependent on supply and distribution arrangements with Commerce Investment Group, LLC, or Commerce, and its related entities to generate a substantial portion of our revenues.

During fiscal 2000, we entered into supply and distribution arrangements with Commerce and its affiliated entities, whom we will collectively refer to as the Commerce Group.  Under the terms of the distribution arrangements, Commerce purchased our equity securities and we were obligated to manufacture and distribute all of our craft products with the Commerce Group for a two-year period. In fiscal 2002, we renewed these arrangements for another two years, until fiscal 2004.  In July 2003, we entered into another supply agreement with an Azteca affiliate, AZT International SA de CV, a Mexico corporation, or AZT.  Pursuant to this agreement, we are obligated to purchase certain products, particularly the products that are sold by us under our Blue Concept Division acquired on July 17, 2003 from Azteca.  In addition, we have verbal agreements with Azteca and/or its affiliates regarding the supply and distribution of our other apparel products, including certain denim products for our private label apparel lines.  We also utilize warehouse space in Los Angeles under a verbal agreement from Azteca, pursuant to which we pay a fee for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machines leases and utilities.  The loss of our supply arrangement with the Commerce Group could adversely affect our current supply responsibilities, primarily because if we, due to unforeseen circumstances that may occur in the future, are unable to utilize the services for manufacturing, warehouse and distribution provided by the Commerce Group, such inability may adversely affect our operations until we are able to secure manufacturing, warehousing and distribution arrangements with other suppliers that could provide the magnitude of services to us that the Commerce Group currently provides.

Commerce is an entity controlled by Hubert Guez and Paul Guez, who are our affiliates due to their percentage ownership of our stock.  On March 5, 2004, after the conversion of the promissory note was approved at the special stockholders meeting into a maximum of 4,166,667 shares, Azteca and the Guez brothers were initially issued 3,125,000 shares of our common stock with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept APA.  Based on a Schedule 13D/A filed by Commerce and/or the Guez brothers with the SEC on May 18, 2004 and a Form 4 filed on February 18, 2005, the Guez brothers beneficially own approximately 21% of our outstanding common stock in the aggregate.  See “Business - Strategic Relationship” for a further discussion of our relationship with the Guez brothers.

We outsource a substantial amount of our products to be manufactured to Commerce. In fiscal 2004, we purchased approximately $71 million in goods and services, or 80% of our total purchases from Commerce Group.  This amount includes amounts charged to our discontinued craft and accessory business segment.

Should we, due to unforeseen circumstances that may occur in the future, be unable to utilize the services of Commerce Group for manufacturing, warehouse and distribution provided by Commerce Group through our agreements or verbal arrangements, such inability may adversely affect our operations until we are able to secure manufacturing, warehousing and distribution agreements with other suppliers that could provide the magnitude of services that Commerce Group currently provides to us.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

Our business is seasonal.  The majority of our marketing and sales activities take place from late fall to early spring. Our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters.  Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters.  Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year.  We are likely to experience periods of negative cash flow throughout each year and a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available.  We cannot assure you that the effects of such seasonality will diminish in the future.

The loss of the services of key personnel could have a material adverse effect on our business.

Our executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success.  The unexpected loss of services of one or more of these individuals could also adversely affect us.  We are currently not protected by a key-man or similar life insurance covering any of our executive officers, nor do we have written employment agreements with our Chief Executive Officer, President, Chief Financial Officer or Chief Operating Officer.  If, for example, any one of these executive officers should leave us, his or her services would likely have a substantial impact on our ability to operate, on a daily basis because we would be forced to find and hire similarly experienced personnel to fill one or more of those positions, and daily operations may suffer temporarily as a result.

Furthermore, with respect to Joe’s, while we maintain an employment agreement with Joe Dahan, its president, should Mr. Dahan leave Joe’s, his experience, design capabilities, and name recognition in the apparel industry could materially adversely affect the operations of Joe’s, because Joe’s relies heavily on Mr. Dahan’s capabilities to design, direct and produce product for the Joe’s brand.

Our business could be negatively impacted by the financial instability or consolidation of our customers.

We sell our product primarily to retail, private label and distribution companies around the world based on pre-qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer.  We may also assume more credit risk relating to that customer’s receivables.  Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition.  More specifically, we are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

Our current practice is to extend credit terms to a majority of our larger customers, which is based on such factors as past credit history with us, credit approval by CIT under our factoring arrangements, reputation of creditworthiness within our industry, and timelines of payments made to us.  A small percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery, or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior negative payment history.  For those customers to whom we extend credit, typical terms are net 30 to 60 days.  Based on industry practices applicable to our business, financial awareness of the customers with whom we conduct business, and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit.  As of November 27, 2004, we had $2.2 million in net accounts receivable and due from factor net of advances from CIT and allowances for customer credits.

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

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products.  Our products are manufactured to our specifications by both domestic and international manufacturers.  During fiscal 2004, approximately 12% of our products were manufactured in the United States and approximately 88% of our products were manufactured in foreign countries.  The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.  Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change so rapidly in the apparel and fashion business, particularly from one season to the next.  Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

Should we be forced to replace one or more of our manufacturers, particularly a manufacturer that we may rely upon for a substantial portion of our production needs, such as Commerce, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

If an independent manufacturer or license partner of ours fails to use acceptable labor practices, our business could suffer.

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers.  While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices.  The violation of labor or other laws by one of our independent manufacturers, or by one of our license partners, or the divergence of an independent manufacturer’s or license partner’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.  In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers.  As a result, should one of our independent manufacturers be found in violation of state labor laws, we could suffer financial or other unforeseen consequences.  We also utilize the services of a third party independent labor consulting service to conduct on site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations.

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

We generally purchase our products in U.S. dollars.  However, we source some of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies.  Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market.  We currently do not hedge our exposure to changes in foreign currency exchange rates.  We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. Some of these risks include:

•            the burdens of complying with a variety of foreign laws and regulations,

•            unexpected changes in regulatory requirements, and

•            new tariffs or other barriers to some international markets.

We are also subject to general political and economic risks associated with conducting international business, including:

•            political instability,

•            changes in diplomatic and trade relationships, and

•            general economic fluctuations in specific countries or markets.

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, Mexico, the European Union, Canada, China, Japan, India, Korea or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations.  Changes in regulatory or geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

We face intense competition in the worldwide apparel industry.

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have.  We do not currently hold a dominant competitive position in any market.  We compete with competitors such as Kellwood, Jones Apparel Group, and VF Corp. primarily on the basis of:

•            anticipating and responding to changing consumer demands in a timely manner,

•            maintaining favorable brand recognition,

•            developing innovative, high-quality products in sizes, colors and styles that appeal to consumers,

•            appropriately pricing products,

•            providing strong and effective marketing support,

•            creating an acceptable value proposition for retail customers,

•            ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and

•            obtaining sufficient retail floor space and effective presentation of our products at retail.

A downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales.

The fashion apparel industry in which we operate is cyclical.  Many factors affect the level of consumer spending in the industry, including, among others:

•            general business conditions,

•            interest rates,

•            the availability of consumer credit,

•            taxation, and

•            consumer confidence in future economic conditions.

Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower.  A downturn in the economies in which we sell our products, whether in the United States or abroad, may adversely affect our sales.

Impact of potential future acquisitions.

From time to time, we have pursued, and may continue to pursue, acquisitions.  Most recently, in July 2003, we acquired our Blue Concept Division from Azteca, which is owned by our affiliates, Mr. Hubert Guez and Mr. Paul Guez.  We issued a $21.8 million convertible note for the acquisition, which increased our long-term debt by over 600%.  On March 5, 2004, our stockholders approved the partial conversion of the note into a maximum of 4,166,667 shares of our common stock.  As a result of this partial conversion, the note was reduced by $12.5 million to leave a balance of $9.3 million.  Additional acquisitions may result in us becoming substantially more leveraged on a consolidated basis and may adversely affect our ability to respond to adverse changes in economic, business or market conditions.

ITEM 2.  PROPERTIES

Our headquarters in Los Angeles are located in a warehouse facility in Commerce, California.  We utilize warehouse and office space and equipment under a cost sharing arrangement with Commerce and its affiliates.  Under the terms of the verbal agreement, we are allocated a portion of costs incurred by Commerce and its affiliates for rent, security, office supplies, machine leases and utilities. In fiscal 2004, we recorded $886,000 for such expenses.  We believe that there will be suitable facilities available to us should additional space be needed in any or all of our facilities.

We also lease approximately 2,500 square feet of rentable space at 9000 Sunset Boulevard in Los Angeles, California.  Under the lease agreement, we pay approximately $7,000 per month in base rent for the term of January 1, 2005 until December 31, 2009, which increases on a percentage basis for each successive year of the term.  We entered into this additional lease agreement in the Los Angeles area to serve as executive offices and meeting space for management and our Board of Directors.

In July 2003, we entered into a sublease for approximately 11,000 square feet of office space at 512 7th Avenue, 23rd Floor, New York, New York.  We used this space primarily as showroom and office space for our Fetish®, Shago® and Joe’s® branded apparel lines.  While we continue to occupy and utilize portions of the space for general administrative and sales purposes, including utilizing the space as a showroom for our indie™ sales team, we are currently not utilizing the space for our originally intended purpose as a result of the elimination of the Fetish® and Shago® brands.  We have been using the services of a real estate broker to assist us in evaluating our options in obtaining a prospective tenant for all or a portion of the space.  We pay approximately $29,000 per month and are obligated pursuant to the lease agreement until July 31, 2009.

Our Innovo subsidiary, which operated our discontinued crafts and accessory business segment, leases approximately 5,000 square feet of office space in Knoxville, Tennessee.  The space leased in Knoxville is owned by an entity that is controlled by the Chairman of Innovo Group’s Board of Directors, Sam Furrow. See “Note 16 - Related Party Transactions” in our Notes to Consolidated Financial Statements.   We expect to vacate this property in March 2005 and re-locate to a smaller facility also owned by Mr. Furrow.  In connection with this discontinued operation, in November 2004, we terminated our lease for our accessory showroom in New York City and recorded an expense of $61,000 on our financial statements for the early termination of this lease.

Our Joe’s products are displayed in third-party showrooms in New York City and Los Angeles through sales representation arrangements.  Our Joe’s products are displayed internationally in third party showrooms through sub-distributor arrangements with Beyond Blue.  Therefore, we do not lease or own space in which Joe’s products are sold in the United States or internationally.

Our previous headquarters and manufacturing facilities were located in Springfield, Tennessee and are reflected as part of our discontinued operation. The Springfield facilities are currently owned by our Leasall subsidiary. The main Springfield complex is situated on seven acres of land with approximately 220,000 square feet of usable space, including 30,000 square feet of office space and 35,000 square feet of cooled manufacturing area. The Springfield facilities are currently being leased to third party tenants.  As of February 23, 2005, approximately 49% of the facilities were leased to a third party, for an aggregate monthly income of approximately $6,000.  During the third quarter of fiscal 2004, we decided to sell this commercial rental property that served as our former headquarters and engaged a commercial real estate broker to assist with the sale.  During the second quarter of fiscal 2004, we recorded a $574,000 impairment loss on long lived assets related to this property.  We have been in discussions with our commercial real estate broker regarding offers on this property.  We are in the process of seeking additional zoning changes to our Springfield property and we believe it will be completed within twelve months.  However, this process could be delayed based upon the actions of the zoning commissions.

On April 5, 2002, we, through IRI, closed a transaction pursuant to which IRI purchased limited partner interests in 22 limited partnerships.  Subsequently, the limited partnerships purchased 28 apartment buildings consisting of approximately 4,000 apartment units located in various states throughout the United States. See “Business – Real Estate Transactions” for a further discussion of this real estate transaction and “Item 3 – Legal Proceedings” for a further discussion of a lawsuit involving IRI.

ITEM 3. LEGAL PROCEEDINGS

We are a party to lawsuits and other contingencies in the ordinary course of our business.  We do not believe that it is probably that the outcome of any individual action would have adverse effect in the aggregate on our financial condition.  We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on our financial condition.

In August 2004, we and our subsidiary, IRI, along with several other defendants, were sued in the 393rd District Court of Denton County, Texas, in the matter styled American Realty Investors, Inc., et al. v. Innovo Realty, Inc., et al., Cause No. 2004-60231-393.  Plaintiffs, alleged holders of our Series A Preferred Stock, claim, among other things, that we and IRI purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damages to Plaintiffs.  Plaintiffs have further attempted to bring a derivative action on behalf of us and IRI, in supposedly attempting to enforce purported rights of us and IRI that would allegedly benefit Plaintiffs.  Plaintiffs further claim that we, IRI, and other defendants have misappropriated and/or misdirected funds that should have been paid to Plaintiffs.  In response to a motion filed with the court by us, alleging among other things, lack of jurisdiction, the Preferred Holders effectively dismissed its claims as to us only as defendants on October 8, 2004, subject to its right to re-file the lawsuit against us within one year.  Subsequent to November 27, 2004, we have been in discussions with legal counsel for the Preferred Holders as well as legal counsel for the other defendants regarding a potential settlement of all claims, whether alleged, known or unknown, which could potentially relieve us of all of our obligations as set forth in our Certificate of Designation for the Series A Preferred Shares.  As of February 25, 2005, the parties were still in negotiations regarding the nature and manner of settlement terms.  There can be no assurance that such a settlement can or will take place.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded under the symbol “INNO” on The Nasdaq SmallCap Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq.  The following sets forth the high and low bid quotations for our common stock in such market for the periods indicated.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

Fiscal 2004	High	Low
First Quarter	$4.16	$2.60
Second Quarter	$3.12	$1.09
Third Quarter	$1.69	$1.10
Fourth Quarter	$3.01	$1.55

Fiscal 2003	High	Low
First Quarter	$3.53	$2.33
Second Quarter	$3.06	$2.55
Third Quarter	$5.90	$2.63
Fourth Quarter	$7.80	$3.18

Fiscal 2002	High	Low
First Quarter	$2.67	$1.63
Second Quarter	$2.25	$1.43
Third Quarter	$3.09	$1.85
Fourth Quarter	$4.00	$2.40

As of February 23, 2005, there were approximately 951 record holders of our common stock.  Although we will continually use our best efforts to maintain our listing on The Nasdaq SmallCap Market, there can be no assurance that we will be able to do so.  If, in the future, we are unable to satisfy the Nasdaq criteria for maintaining our listing, our securities would be subject to delisting, and trading, if any, of our securities would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the National Association of Securities Dealers, Inc., or NASD, “Electronic Bulletin Board.”  As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices, of our common stock.  See “Risk Factors - If we cannot meet the Nasdaq SmallCap Market maintenance requirements and Nasdaq Rules, Nasdaq may delist our common stock which could negatively affect the price of the common stock and your ability to sell the common stock.”

We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider such factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

The information required by Part II, Item 5 relating to “Equity Compensation Plans” is incorporated herein by reference to our Definitive Proxy Statement.

The information required by Part II, Item 5 relating to “Recent Sales of Unregistered Securities” has previously been disclosed in our Quarterly Report on Form 10-Q for the period ended May 29, 2004 filed on July 13, 2004 and in our Quarterly Report on Form 10-Q for the period ended August 28, 2004 filed on October 12, 2004 for such sales of unregistered securities.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short Term Debt” for a further discussion on recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data.  The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	(in thousands, except per share data)
	11/27/04	11/29/03	11/30/02	12/01/01	11/30/00
Net sales	$104,708	$69,103	$17,537	$3,650	$—
Cost of goods sold	85,887	59,222	11,393	2,442	—
Gross profit	18,821	9,881	6,144	1,208	—

Operating expenses
Selling, general and administrative	23,050	15,816	5,216	1,783	—
Depreciation and amortization	1,535	1,112	195	91	—
	24,585	16,928	5,411	1,874	—
Income (loss) from operations	(5,764)	(7,047)	733	(666)	—
Interest expense	(1,334)	(976)	(340)	(107)	—
Other income	35	483	222	45	—
Other expense	(54)	(1)	(84)	—	—
Income (loss) from operations, before taxes	(7,117)	(7,541)	531	(728)	—

Income taxes	15	52	119	50	—
Income (loss) from continuing operations	$(7,132)	$(7,593)	$412	$(778)	$—

Discontinued operations, net of tax	(2,444)	(724)	160	160	(6,151)
Net income (loss)	$(9,576)	$(8,317)	$572	$(618)	$(6,151)

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	(0.25)	(0.45)	0.03	(0.05)	—

Earnings (loss) from discontinued operations	(0.09)	(0.04)	0.01	0.01	(0.75)
Earnings (loss) per common share - Basic	$(0.34)	$(0.49)	$0.04	$(0.04)	$(0.75)

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	(0.25)	(0.45)	0.03	(0.05)	—

Earnings (loss) from discontinued operations	(0.09)	$(0.04)	0.01	0.01	(0.75)
Earnings (loss) per common share - Diluted	$(0.34)	$(0.49)	$0.04	$(0.04)	$(0.75)

Weighted average shares outstanding
Basic	28,195	17,009	14,856	14,315	8,163
Diluted	28,195	17,009	16,109	14,315	8,163

Balance sheet data:
Total assets	$38,143	$46,365	$15,143	$10,247	$7,416
Long-term debt	8,627	21,800	3,387	4,225	1,340
Stockholders’ equity	20,279	16,482	5,068	4,519	3,758

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 27, 2004, November 29, 2003, and November 30, 2002.  This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report.  The discussion and analysis contains statements that maybe considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Annual Report that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Discontinued Operations

During the third quarter of fiscal 2004, we made the decision to sell our commercial rental property that served as our former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale.  In November 2004, we decided to offer for sale the assets of our craft and accessory business segment conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements and related discussions and comparisons between current and prior fiscal years reflect the results of operations and financial position of our commercial rental property and our craft and accessory business segment separately as a discontinued operation.  The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  Accordingly, we have reclassified our consolidated financial statements and related discussions as presented.

Executive Overview

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our products consist primarily of branded and private label denim and denim related products.  We generally rely on third party manufacturers to manufacture our apparel products for distribution.  We sell our products to numerous retailers, distributors and private label customers around the world.

Our branded apparel products are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand such as Joe’s Jeans® and Betsey Johnson®, or as a company-owned brand, such as indie™.  Our private label apparel products are outsourced to us from several different customers, generally retail chains who desire to sell apparel products under their own brand name, such as American Eagle Outfitters, Inc., or AEO, Target Corporation and Kmart Corporation.  We work with our private label customers to create their own brand image by custom designing products.  In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms.

Our products are currently manufactured by independent contractors located in Los Angeles, California, Mexico, Europe and Asia.  The products are then distributed out of our warehouse facilities located in Los Angeles or directly from the factory to the customer.  For the fiscal year ended November 27, 2004, or fiscal 2004, approximately 79% of our apparel products were manufactured in Mexico.  Approximately 12% of our apparel products were manufactured primarily in Los Angeles, California and the remaining 9% were manufactured outside North America.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca Production International, Inc., or Azteca, and/or its affiliates, as discussed below.  Azteca is controlled by two of our significant stockholders, Hubert Guez and Paul Guez.

Also during fiscal 2004, we terminated our Fetish™, Hot Wheels® and Shago® branded apparel licenses and our Bongo® and Fetish™ accessory licenses under our accessory business which is classified as discontinued activity.  As a result, we have been able to reduce headcount and direct our resources to focus primarily on denim and denim-related apparel.  We believe that this segment of the apparel industry represents our primary strength.  While there can be no assurance that this change will result in profitability, we believe that these changes represent steps for growth and profitability in areas of our proven ability.

Our Principal Sources of Revenue

Our principal products are branded and private label denim and denim-related products which we sell to numerous retail, distribution and private label customers.  Our net sales for the previous three fiscal years are as follows:

	(in thousands)
	2004	2003	2002
Branded	$26,716	$17,393	$9,179
Private label	77,992	51,710	8,358
Total	$104,708	$69,103	$17,537

Branded Apparel

Our branded apparel business is conducted through our Joe’s and IAA subsidiary.  We produce branded apparel products under license agreements for brands such as Joe’s Jeans® and Betsey Johnson® or as company-owned brands, such as indie™.  In fiscal 2004, we terminated our license agreements for Fetish™ and Shago® branded apparel, which accounted for 26% and 5% of our branded apparel net sales in fiscal 2004.  We also terminated our license agreement for Hot Wheels® branded apparel, which did not have any sales in fiscal 2004.

Joe’s products are typically part of a collection that includes denim jeans, pants, shirts, sweaters, jackets and other apparel products and are sold domestically and internationally.  Joe’s has expanded its collection of products to include pants in materials other than denim and tops, such as shirts and jackets and expanded its denim pants line to include men.  In addition, in fiscal 2004, Joe’s introduced a premium line of denim, with premium fabrics, washes and detailing, for the luxury market.  Joe’s has released, on a more limited basis, several seasons of men’s denim jeans, denim jackets and knit shirts.

On February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our significant stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  Our first shipment of Betsey Johnson® product was delivered in October 2004.  Due to limited sales in fiscal 2004, less than 1% of our overall net sales is attributable to Betsey Johnson® branded apparel.

In June 2004, we announced the launch of our new line of company-owned and designed branded denim and denim-related apparel, indie™.  indie™ is a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  While we initially anticipated a Fall 2004 launch, we shipped our first shipment of indie™ in January 2005 and expect to have a full launch of the indie™ line to better retail and specialty stores for Spring 2005.  We had no sales of our indie™ branded apparel for fiscal 2004.

Private Label Apparel

We also design and develop private label apparel products under other non-licensed arrangements, such as purchase orders.  The private label business represents our largest source of sales.  Through private label arrangements, we sell denim products primarily to AEO, Kmart and Target.  Throughout fiscal 2004, we experienced significant growth in private label sales compared to previous reporting periods, primarily because we conducted a full fiscal year of sales to AEO as a result of the acquisition of the Blue Concept Division from Azteca.

Terminated License Agreements

Fetish™ by Eve

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement for the United States, its territories and possessions with the recording artist and entertainer Eve for the license of the Fetish™ mark for use with the production and distribution of branded apparel and accessory products.  After re-evaluation of our non-denim branded apparel licenses, on May 25, 2004, the parties executed a definitive Settlement Agreement and Release to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish™ mark with Blondie Rockwell, Inc., or Blondie, the licensor of entertainment personality Eve’s Fetish™ mark.  Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004.  Furthermore, we paid to Blondie a termination fee, which included unpaid owed royalties, totaling $837,000.   In exchange for the termination fee and unpaid owed royalties, we had no further obligation to pay any additional royalties on sales from the 2004 Fetish™ summer line, excess apparel inventory or unsold or returned merchandise.  In addition, we continue to have the right to finish the production, marketing, distribution and sale of Fetish™ accessories identified in the Settlement Agreement through March 31, 2005, and will pay an 8% royalty on all such accessory sales.

Hot Wheels®

In July of 2002, IAA entered into a license agreement with Mattel, Inc. for Hot Wheels® branded adult apparel and accessories.  Due to lack of interest in the consumer marketplace, IAA did not have any sales under this license agreement.  As a result of these and other factors, IAA terminated the license agreement for Hot Wheels® branded apparel and accessory products.  In connection with the termination, IAA paid $70,000, representing the final payment of royalty obligations to Mattel.  Due to the termination, IAA reversed an accrual of approximately $224,000 during the second quarter of fiscal 2004 which represented the maximum contractual royalty obligations originally due under the license agreement.

Shago®

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement with LBW, Inc. for the Bow Wow license, granting IAA the right to produce and market products featuring the Shago® mark and other professional names, visual images or representations based upon the real life image of the artist known as “Lil’ Bow Wow.”  After re-evaluation of our non-denim branded apparel licenses, on or about October 1, 2004, IAA entered into a Settlement and Release Agreement whereby the parties agreed to a mutual termination and release for the license to manufacture and sell toddler, boys, girls, and junior apparel and coordinating accessories featuring the Shago® mark.  Pursuant to the settlement agreement, IAA was obligated to pay an aggregate amount of $146,000 of unpaid owed royalties to LBW in exchange for the immediate termination and mutual release by the parties.  All unpaid owed royalties have been paid and no further obligations exist.  At the time of the settlement agreement, there was no significant Shago® inventory remaining and we did not expect any additional sales attributable to Shago® branded apparel.

Bongo®

On March 26, 2001, our discontinued craft and accessory business segment, Innovo Inc., entered into a license agreement for the right to design, manufacture and distribute bags and small leather/pvc goods bearing the Bongo® mark.  The license agreement was amended effective as of April 1, 2003 to extend the terms of the license agreement to March 31, 2007.  After a re-evaluation of our craft and accessory business segment, on September 1, 2004, Innovo executed a letter agreement, with IP Holdings LLC, the assignee of the Bongo® mark to provide for the early termination of its license.  The parties mutually agreed to the early termination of the license agreement on December 31, 2004.  In addition, the parties agreed to a reduced royalty rate of two and one-half percent of net sales instead of the five percent royalty rate in the original license agreement for product shipped between August 1, 2004 and December 31, 2004.  Innovo continued to pay a two percent advertising royalty on net sales, but had no further obligation to contribute money to produce product samples, fees or participation of staff members in all brand events and tradeshows after September 1, 2004.

Strategic Relationship

We have developed strategic relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and their affiliated companies, in order to enter into the denim apparel and design business for the private label and retail market.  Beginning in the summer of 2000, we entered into a series of transactions with Hubert Guez and Paul Guez, and their affiliated companies, including, Azteca and Commerce.  The Guez brothers and their affiliated companies have in the aggregate more that fifty years of experience in the apparel industry with a specialty in denim apparel and related products and such relationship, we believe, has had many tangible benefits for us.

In 2000, in an effort to raise capital, pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants.  An investor rights agreement also provides Commerce with a contractual right to nominate three individuals to our board of directors.  Commerce has not exercised this right at this time.

As part of Commerce’s equity investment in our company, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network for our discontinued craft and accessory segment.  Pursuant to a craft supply agreement and distribution agreement with Commerce, we agreed to purchase all of our craft products from Commerce and to have Commerce distribute these craft products out of its Los Angeles distribution facility.  These agreements were automatically renewed in August 2004 for an additional two-year term and thereafter will continue to be automatically renewed for additional two-year terms unless terminated by either party with 90 days notice prior to the end of the renewal term.  The automatic renewal terms do not contain any minimum obligations for the use of supply and distribution services from Commerce.  See “Business – Strategic Relationship” for a further discussion of the equity investment by and the terms of the supply and distribution agreements with Commerce.

Our strategic relationship with Commerce also allowed us to diversify our product mix and offerings to include apparel products.  Through IAA, we acquired Azteca’s knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.  To further solidify our presence in the apparel market and to complement our existing private label business, in July 2003, we acquired the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million, or the Blue Concept Note.  In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO.  On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement.  As a result of this conversion, the Blue Concept Note has been reduced to $9.3 million.  As part of the transaction, we entered into another supply agreement with AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, to purchase products sold by our Blue Concept Division.

By virtue of this strategic relationship, in February 2004, we were able to secure an assignment for the license for women’s denim and denim related apparel under the Betsey Johnson® brand name from Blue Concept LLC, an entity owned by Paul Guez, for no additional compensation to him.

We currently lease space under a verbal agreement with Azteca for our headquarters and principal executive offices at 5804 E. Slauson Avenue, Commerce, California 90040. This space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca a fee of approximately $74,000 per month for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to: rent, security, office supplies, machine leases and utilities.

During fiscal 2003 and 2004, we have paid to Commerce and/or its affiliates the following amounts pursuant to our relationship with them:

	(in thousands)
	2004	2003
Supply agreement	$67,812	$43,993
Distribution agreement	203	127
Verbal facilities agreement	886	343
Interest on related party note payable	863	482
Discontinued craft & accessories business segment
Supply and Distribution agreement	3,019	3,741
Earn-out due to Sweet Sportswear	1,566	694

The total supply and distribution cost paid to Commerce and/or its affiliates for fiscal 2004 was $68 million or 79% of our cost of goods sold.  While we now use additional suppliers to meet our needs, we intend to continue to take advantage of Commerce’s expertise with denim products so long as we believe it is in our best interest.  In addition, we have verbal agreements with Azteca and/or its affiliates regarding the supply and distribution of other apparel products we sell.

We also pay to Sweet Sportswear pursuant to an earn-out agreement in connection with the Blue Concept Division acquisition.  The earn-out to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, is calculated on a quarterly basis equal to 2.5% of the gross sales solely attributable to AEO.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

Comparison of Fiscal Year Ended November 27, 2004 to Fiscal Year Ended November 29, 2003

Results of Continuing Operations

We completed our acquisition of the Blue Concept Division from Azteca on July 17, 2003.  The operating activity of the Blue Concept Division are included in our operating results from the date of acquisition.  The operating activity from our craft and accessory business and commercial rental property have been reclassified as “Discontinued Operations.”

Accordingly, the financial position and results of operations presented and discussed herein are not directly comparable between years.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Acquisitions” for a further discussion of our acquisition of the Blue Concept Division.

The following table sets forth certain statements of operations data for the fiscal year periods as indicated:

	Year ended
	(in thousands)
	11/28/04	11/29/03	$ Change	% Change
Net sales	$104,708	$69,103	$35,605	52%
Cost of goods sold	85,887	59,222	26,665	45%
Gross profit	18,821	9,881	8,940	90%
Gross margin	18%	14%	4%	26%

Selling, general & administrative	23,050	15,816	7,234	46%
Depreciation & amortization	1,535	1,112	423	38%
Loss from operations	(5,764)	(7,047)	1,283	-18%

Interest expense	(1,334)	(976)	(358)	37%
Other income (expense)	(19)	482	(501)	-104%
Loss from continuing operations, before taxes	(7,117)	(7,541)	424	-6%

Income taxes	15	52	(37)	-71%
Loss from continuing operations	(7,132)	(7,593)	461	-6%

Discontinued operations, net of tax	(2,444)	(724)	(1,720)	(A)
Net Loss	$(9,576)	$(8,317)	$(1,259)	15%

(A) Not Meaningful

Fiscal 2004 Overview

For the fiscal year ended November 27, 2004, our net sales increased to $104,708,000 from $69,103,000 for the fiscal year ended November 29, 2003, a 52% increase.  We generated loss from continuing operations of $7,132,000 for fiscal 2004 compared to a loss from continuing operations of $7,593,000 for fiscal 2003, a 6% decrease.

The primary reasons for the decrease in our net loss from continuing operations for fiscal 2004 were due to: (i) a full year of contributions from our AEO private label products; and (ii) an increase in gross profit from expanded sales and higher margins from our branded apparel products.  These increases were offset by increases in operating expenses, specifically: (i) costs associated with the termination of our Fetish™ license agreement, including additional charges taken against remaining Fetish™ inventory after termination of the license agreement; (ii) an increase in royalties and commissions associated with our branded apparel and the earn-out associated with the Blue Concept Division purchase; (iii) an increase in advertising, marketing, tradeshow and related costs incurred to market our branded apparel; (iv) initial increases in the beginning of fiscal 2004 associated with an increase in employee wages and benefits as a result of hiring additional employees to support or facilitate the establishment of our former branded apparel lines, Fetish™ and Shago®, and growth in our Joe’s® brand; (v) an increase in depreciation and amortization costs primarily associated with the acquisition of the Blue Concept Division from Azteca in July 2003; and (vi) an increase in legal, accounting and other professional fees and insurance.

Net Sales

	(in thousands)
	11/28/04	11/29/03	$ Change	% Change
Branded	$26,716	$17,393	$9,323	54%
Private label	77,992	51,710	26,282	51%
Total	$104,708	$69,103	$35,605	52%

Our net sales increased to $104,708,000 in fiscal 2004 from $69,103,000 in fiscal 2003, a 52% increase.  The primary reasons for this increase in our net sales were due to:  (i) increased sales to our private label customers in both the apparel and accessory segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe’s Jeans in both the domestic and international markets; (iii) overall strong demand for denim apparel products in the marketplace; and (iv) improved production and delivery performance.

Branded Apparel

Our net sales of branded apparel increased to $26,716,000 during fiscal 2004 from $17,393,000 during fiscal 2003, a 54% increase.  The increase in sales was a result of increased sales of Joe’s and Fetish™ branded apparel.  More specifically, Joe’s net sales increased to $18,296,000 in fiscal 2004 from $11,476,000 in fiscal 2003, a 59% increase, as a result of increased sales in both the domestic and international markets.  To increase Joe’s net sales, we expanded our collection to include pants in materials other than denim, and tops, such as shirts and jackets and in fiscal 2004, we expanded our denim line to include six fits tailored to different body types.  Two additional fits have been introduced in fiscal 2005 for a total of eight fits.

We introduced our Betsey Johnson® products to the buyers of department stores and better specialty stores in the third quarter of fiscal 2004 and our first shipment was delivered in October 2004.  Net sales of Betsey Johnson® branded apparel for fiscal 2004 were $124,000, which represented less than 1% of our total net sales of branded apparel.

In the fourth quarter of fiscal 2004, we took initial orders for our indie™ branded apparel which shipped in January of 2005.  There were no net sales of indie™ branded apparel for fiscal 2004.

We expect net sales of branded apparel to continue to grow as a result of increased sales of Joe’s and the launch of the Betsey Johnson® and indie™ brands, as discussed above, based upon orders on-hand and a strong denim market in the United States.  However, we expect our sales growth from these brands to be partially offset by the termination of the license agreements for Fetish™, Hot Wheels® and Shago® branded apparel.  Further, during the fourth quarter of fiscal 2004, we sold the remainder of our Fetish™ branded apparel and thus, had limited sales attributable to Fetish ™ in that quarter.  Net sales from Fetish™ and Shago® branded apparel accounted for $7,015,000, or 26%, and $1,281,000, or 5%, of overall net sales of branded apparel in 2004, respectively.  For a further discussion of the termination of the Hot Wheels®, Fetish™, and Shago® license agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Terminated License Agreements.”

Private Label Apparel

Private label apparel sales increased to $77,992,000 during fiscal 2004 from $51,710,000 during fiscal 2003, a 51% increase.  The increase is attributable to sales within the Blue Concept Division, which we acquired from Azteca, Hubert Guez and Paul Guez in July 2003.  During fiscal 2004, our sales from private label apparel increased significantly due to a full year’s contribution of sales from the Blue Concept Division we acquired from Azteca compared to only four months of sales during fiscal 2003.

Gross Profit

Our gross profit increased to $18,821,000 in fiscal 2004 from $9,881,000 in fiscal 2003, a 90% increase.  Our gross margin increased to 18% in fiscal 2004 from 14% in fiscal 2003 for the following reasons:  (i) better inventory control resulting in less charges taken against slow-moving and excess inventory; (ii) a price increase for Joe’s product; and (iii) higher mix of domestic sales in branded apparel, which have higher margins than private label products.  Our increase in gross margin was partially offset by a full year of sales to AEO at a fixed margin of 15% under our supply agreement with AZT.

Branded Apparel

Branded apparel gross profit increased to $6,833,000 in fiscal 2004 from a gross profit of $1,558,000 in fiscal 2003, a 339% increase.  Branded apparel gross margins increased to 26% in fiscal 2004 from 9% in fiscal 2003.

Our branded apparel gross margin increase in 2004 compared to 2003 was primarily due to a fourth quarter 2003 charge of $3.9 million related to out-of-season and second quality inventory of our branded apparel.   In addition, our branded apparel gross margin increase was attributable to a price increase on certain branded apparel products in fiscal 2004 and a higher level of domestic net sales during fiscal 2004 than in fiscal 2003.  Our domestic net sales price is generally higher then our international net sales price.  We changed our inventory purchasing strategy for branded products during the second quarter of fiscal 2003 from buying finished goods to buying raw materials and outsourcing the manufacturing of our goods.  The cost to buy raw materials and outsource the manufacturing of our own goods was significantly higher than our cost to buy finished goods.  Although the new strategy has increased our cost of goods, our branded margins improved throughout fiscal 2004 as we consolidated branded products production under our existing production department and recognized economies of scale.

Private Label Apparel

Private label apparel gross profit increased to $11,987,000 in fiscal 2004 from $8,323,000 in fiscal 2003, a 44% increase.  Private label gross margin decreased to 15% for fiscal 2004 compared to 16% for fiscal 2003.  This decrease in private label gross margin is attributable to a full year of sales to AEO at a fixed gross margin of 15% under our supply agreement with AZT.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $23,050,000 in fiscal 2004 from $15,816,000 in fiscal 2003, a 46% increase.

The SG&A increase in fiscal 2004 compared to fiscal 2003 is largely a result of the following factors: (i) an increase in employee costs and related benefits to $8,213,000 in fiscal 2004 from $5,655,000 in fiscal 2003, a 45% increase, due to: (a) the impact from the employees acquired associated with the Blue Concept Division acquisition; (b) the hiring of additional designers for the Betsey Johnson® branded apparel line; (c) the hiring of sales people for the indie™ branded apparel line; and (d) the hiring of additional management level employees to provide the infrastructure necessary to manage our growth; (ii) an increase to $3,885,000 in fiscal 2004 from $2,683,000 in fiscal 2003, a 45% increase attributable to additional earn-out expense associated with the purchase of Blue Concept Division and an increase in royalty expenses associated with a 54% increase in net sales; (iii) a charge of $2,105,000 in the second quarter of fiscal 2004 associated with the termination of the Fetish™ license agreement; (iv) an increase in sample expenses for our products; (v) an increase in advertising expenses; (vi) an increase in sales show expenses; and (vii) an increase in travel expenses.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $1,535,000 during fiscal 2004 from $1,112,000 during fiscal 2003, a 38% increase.  The increase was primarily attributable to a full year of depreciation and amortization costs associated with the Blue Concept Division acquisition from Azteca.

Interest Expense

Our combined interest expense increased to $1,334,000 in fiscal 2004 from $976,000 in fiscal 2003, a 37% increase.  Our interest expense is primarily associated with:  (i) $321,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases; (ii) $749,000 of interest expense incurred as a result of the $9,300,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003 (iii) $52,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $202,000 of interest on $4,385,0000 convertible note including amortization of deferred financing cost.

Other Expense (Income)

During fiscal 2004 other expense was $35,000 compared to other income of $482,000 during fiscal 2003, a 93% decrease.  Other income decreased primarily as a result of: (i) we recorded no income from our sub-asset management fee associated with our real estate investment as described below; and (ii) we dissolved our Joe’s Jeans Japan subsidiary which resulted in no foreign currency translation income, whereas, we recorded a foreign currency translation gain in fiscal 2003.

Income (loss) from Continuing Operations

We generated a loss from continuing operations of $7,132,000 in fiscal 2004 compared to a loss from continuing operations of $7,593,000 in fiscal 2003.  Loss from continuing operations in fiscal 2004 compared to the loss from continuing operations in fiscal 2003 is largely the result of the following factors:  (i) costs associated with the termination of our Fetish™ license agreement, including additional charges taken against remaining Fetish™ inventory after termination of the license agreement; (ii) an increase in royalties and commissions associated with our branded apparel and the earn-out associated with the Blue Concept Division purchase; (iii) an increase in advertising, marketing, tradeshow and related costs incurred to market our branded apparel; (iv) initial increases in the beginning of fiscal 2004 associated with an increase in employee wages and benefits as a result of hiring additional employees to support or facilitate the establishment of our former branded apparel lines, Fetish™ and Shago®, and growth in our Joe’s® brand; (v) an increase in depreciation and amortization costs primarily associated with the acquisition of the Blue Concept Division from Azteca in July 2003; and (vi) an increase in legal, accounting and other professional fees and insurance.

Comparison of Fiscal Year Ended November 29, 2003 to Fiscal Year Ended November 30, 2002

Results of Continuing Operations

The following table sets forth certain statement of operations data for the years indicated:

	Year ended
	(in thousands)
	11/29/03	11/30/02	$ Change	% Change
Net sales	$69,103	$17,537	$51,566	294%
Cost of goods sold	59,222	11,393	47,829	420%
Gross profit	9,881	6,144	3,737	61%
Gross margin	14%	35%	-21%	-59%

Selling, general & administrative	15,816	5,216	10,600	203%
Depreciation & amortization	1,112	195	917	470%
Loss from operations	(7,047)	733	(7,780)	(A)

Interest expense	(976)	(340)	(636)	187%
Other income (expense)	482	138	344	249%
Loss from continuing operations, before taxes	(7,541)	531	(8,072)	(A)

Income taxes	52	119	(67)	-56%
Loss from continuing operations	(7,593)	412	(8,005)	(A)

Discontinued operations, net of tax	(724)	160	(884)	(A)

Net Loss	$(8,317)	$572	$(8,889)	(A)

(A) Not Meaningful

Fiscal Year Ended November 29, 2003 Overview

For fiscal 2003, our net sales increased to $69,103,000 from $17,537,000 for fiscal 2002, a 294% increase.  We generated a net loss from continuing operations of $7,593,000 compared to a net income of $412,000 for fiscal 2002.  The primary reasons for our net loss in fiscal 2003 compared to a net income in fiscal 2002 were the following: (i) lower gross margins in fiscal 2003, due to (a) over-estimations by management in its inventory purchases and (b) significant charges taken against excess inventory; (ii) increased employee wages and related employee costs of $2,558,000; (iii) an increase in royalties and commissions associated with our branded products and the earnout associated with the Blue Concept Division purchase of $1,202,000; (iv) an increase in legal, accounting, and other professional fees of $1,230,000; and (v) an increase in interest expense of $636,000 and depreciation and amortization costs of $917,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003.

Net Sales

	(in thousands)
	11/29/03	11/30/02	$ Change	% Change
Branded	$17,393	$9,179	$8,214	89%
Private label	51,710	8,358	43,352	519%
Total	$69,103	$17,537	$51,566	294%

Our net sales increased to $69,103,000 for fiscal 2003 from $17,537,000 for fiscal 2002, a 294% increase.  Our net sales increased as a result of increased sales of both branded and private label apparel.

Branded Apparel

Net sales of branded apparel increased to $17,393,000 during fiscal 2003 from $9,179,000 during fiscal 2002, an 89% increase.  The increase in sales was a result of increased sales of Joe’s and Fetish™ branded apparel.  More specifically, net sales of Joe’s branded apparel increased to $11,476,000 for fiscal 2003 from $9,179,000 for fiscal 2002, a 25% increase as a result of increased sales in both the domestic and international markets.  The increase in net sales was attributable to a higher sales volume for our Joe’s® brand.  Net sales of Fetish™ and Shago® branded apparel also increased, growing to $5,917,000 in fiscal 2003 from no sales in fiscal 2002.  Net sales under our Fetish™ and Shago® branded apparel licenses accounted for 34% of our branded apparel net sales for fiscal 2003. For a further discussion of the termination of the Fetish™, Shago®, and Hot Wheels® license agreements, see “Business–Terminated License Agreements.”

Private Label

Net sales of private label apparel increased to $51,710,000 in fiscal 2003 from $8,358,000 in fiscal 2002, a 519% increase. The increase in sales is attributable to an increase in sales to the private label division’s existing customer base and sales generated in connection with the Blue Concept Division acquisition in July 2003.  Approximately one-third of the increase in the private label division’s sales is attributable to sales from the division’s existing customer base with the balance of the growth coming from the Blue Concept Division acquisition.

Gross Profit

Our gross profit increased to $9,881,000 for fiscal 2003 from $6,144,000 for fiscal 2002, a 61% increase.  Our gross margin decreased as a percentage of net sales to 14% for fiscal 2003 from 35% for fiscal 2002 because of over-estimation by management in our inventory purchases and significant charges taken against excess inventory.

Branded Apparel

Branded apparel gross profit decreased to $1,558,000 for fiscal 2003 from $4,515,000 for fiscal 2002, a 66% decrease.  Branded apparel gross margins decreased to 9% for fiscal 2003 from 49% for fiscal 2002.  The decrease in gross margin is attributable to charges we took against our slow-moving and out-of-season branded apparel inventory.

Private Label Apparel

Private label gross profit increased to $8,323,000 for fiscal 2003 from $1,629,000 for fiscal 2002, a 411% increase.  Private label gross margin decreased to 16% for fiscal 2003 from 20% for fiscal 2002.  The decrease in gross margin is attributable to lower gross margins associated with higher sales from the purchase of the Blue Concept Division and the related fixed margin supply agreement with Azteca, which fixes our gross margin for our AEO sales at 15% and we did not have in fiscal 2002.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased to $15,788,000 in fiscal 2003 from $5,216,000 in fiscal 2002, a 203% increase.  The SG&A increase is largely a result of the following factors: (i) an increase in advertising expenditures to establish and market our Fetish™, Shago® and Joe’s® branded products through both advertising and tradeshows; (ii) the hiring of 31 employees from the Blue Concept Division acquisition; (iii) the hiring of 60 employees to support or facilitate the establishment of and increase sales for Fetish™, Shago® and Joe’s® branded products; (iv) the hiring of 19 employees to support our outsourcing operations in Asia and 4 employees to increase our management personnel; (v) increased royalty and commission expense associated with our branded accessory and apparel product lines; (vi) increased outside legal, accounting and other professional fees as a result of continued growth of the business in fiscal 2003; and (vii) increased insurance costs primarily as a result of increase in our general liability and Directors & Officers’ insurance.

We incurred the following SG&A expenses in fiscal 2003: (i) $2,529,000 of expense in fiscal 2003 from $571,000 of expense in fiscal 2002, a 343% increase, to establish and market our branded products through advertising and tradeshows; (ii) $5,655,000 of expense in fiscal 2003 from $1,969,000 of expense in fiscal 2002, a 187% increase, for hiring additional employees and wage increases; (iii) $2,683,000 of expense in fiscal 2003 from $898,000 of expense in fiscal 2002, a 199% increase, for royalties and commissions associated with our existing and new branded accessory and apparel lines and an partial year of earnout expense associated with our acquisition of our Blue Concept Division in July 2003; (iv) $1,813,000 of expense in fiscal 2003 from $583,000 of expense in fiscal 2002, a 211% increase, for increased legal, accounting and other professional fees; and (vi) $240,000 of expense in fiscal 2003 from $134,000 in fiscal 2002, a 79% increase, for increased general liability and Director & Officer insurance.

Our SG&A increase is also attributable to the following factors from our apparel operations:  (i) increased employee wage and related benefits; (ii) severance payments paid in connection with the termination of operations for JJJ in Japan pursuant to the agreement with Itochu; (iii) increased apparel and sample development costs; (iv) increased advertising, marketing and tradeshow costs incurred in order to market the Joe’s® and Joe’s Jeans® brands and to launch the Fetish™ and Shago® branded apparel brands; (v) significant increases in legal, accounting, and other professional fees which increased due to the increase in business activity during fiscal 2003, as well as increased insurance expenses; (vi) increase in interest expense and depreciation and amortization costs primarily associated with the acquisition of the Blue Concept Division.

As a part of the acquisition of the Blue Concept Division, IAA pays to Azteca a fee for allocated expenses associated with the use of its office space and expenses incurred in connection with maintaining office space.  These allocated expenses include, but are not limited to:  rent, security, office supplies, machine leases and utilities.  In fiscal 2003, we recorded $318,000 for such expenses compared to no allocation in the fiscal 2002 since the business was not acquired until the end of third quarter of fiscal 2003.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $1,112,000 in fiscal 2003 from $195,000 in fiscal 2002, a 470% increase. The increase is primarily attributable to (i) the depreciation and amortization associated with the purchase of the Blue Concept Division; and (ii) the purchase of a booth for the tradeshow, MAGIC.  More specifically, in connection with the acquisition of the Blue Concept Division in fiscal 2003, we amortized $848,000 of the intangible assets based upon the fair value of the majority of the gross profit associated with existing purchase orders at closing and the intangible value of the customer list obtained.  We also depreciated $50,000 of the expense related to the purchase of the booth for the MAGIC tradeshow. The remaining depreciation and amortization expense of $253,000 is due to (i) amortization of $48,000 in connection with the licensing rights to the Joe’s® and Joe’s Jeans® marks acquired on February 7, 2001, (ii) amortization of $95,000 from the purchase of the knit division from Azteca on August 24, 2001, and (iii) depreciation of $110,000 related to small operational assets such as furniture, fixtures, machinery and software.

Interest Expense

Our combined interest expense increased to $976,000 in fiscal 2003 from $340,000 in fiscal 2002, a 187% increase.  Our 2003 interest expense is primarily associated with: (i) $359,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases; (ii) $182,000 of interest expense from the knit acquisition purchase notes issued in connection with the purchase of the knit division from Azteca in fiscal 2001; (iii) $30,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to the us on February 7, 2003 and February 13, 2003; (iv) $482,000 of interest expense incurred as a result of the $21,800,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003; (v) $139,000 of interest expense incurred from discounts given to customers who paid their invoices early; and (vi) interest income of $2,000.

Other Income (Expense)

We had other income, net of other expenses, of $482,000 in fiscal 2003 from $138,000 in fiscal 2002, a 249% increase.  This increase was primarily attributable to additional income from our quarterly sub-asset management fee paid in connection with our IRI subsidiary operations and a $137,000 adjustment related to foreign currency.

Income (loss) from Continuing Operations

We generated a loss from continuing operations of $7,593,000 in fiscal 2003 compared to income from continuing operations of $412,000 in fiscal 2002.  The loss from continuing operations in fiscal 2003 versus income from continuing operations in fiscal 2002 is largely the result of the following factors: (i) lower gross margins, due to (a) over-estimations by management in its inventory purchases and (b) significant charges taken against excess inventory; (ii) increased employee wages and related employee costs of $2,558,000; (iii) an increase in royalties and commissions associated with our branded products and the earnout associated with the Blue Concept Division purchase of $1,202,000; (iv) an increase in legal, accounting, and other professional fees of $1,230,000; and (v) an increase in interest expense of $636,000 and depreciation and amortization costs of $917,000 primarily associated with the acquisition of the Blue Concept Division from Azteca in fiscal 2003.

Discontinued Operations

During the third quarter of fiscal 2004, we made the decision to sell our commercial rental property that served as our former headquarters located in Springfield, Tennessee.  In November 2004, our fourth quarter of fiscal 2004, we decided to offer for sale the remaining assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of our commercial rental property and our craft and accessory business segment separately as a discontinued operation and in the related discussions and comparisons between current and prior fiscal years.  The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  We have engaged a commercial real estate broker to assist us with the sale of the property located in Springfield, Tennessee.  We have been in discussions with our commercial real estate broker regarding offers on this property.  Additionally, we have been in discussions with third parties regarding the sale of the remaining assets of our craft and accessory segment.   We believe that the sale of our craft and accessory assets can be completed within a twelve month period.  We are in the process of seeking additional zoning changes to our Springfield property and we believe it will be completed within twelve months.  However, this process could be delayed based upon the actions of the zoning commissions.

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
2004
Net sales	$16,957	$—	$16,957
Pre-tax loss (income)	(1,550)	(909)	(2,459)
Income taxes	7	8	15
Discontinued operations, net of tax	$(1,543)	$(901)	$(2,444)

2003
Net sales	$14,029	$—	$14,029
Pre-tax loss (income)	(468)	(264)	(732)
Income taxes	18	(10)	8
Discontinued operations, net of tax	$(450)	$(274)	$(724)

2002
Net sales	$12,072	$—	$12,072
Pre-tax loss (income)	390	(209)	181
Income taxes	(14)	(7)	(21)
Discontinued operations, net of tax	$376	$(216)	$160

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.  Included in the pre-tax losses for fiscal 2004 is an asset impairment charge of $574,000 for the commercial real estate property and a loss of $94,000 for the abandonment of certain craft and accessory fixed assets.  The craft and accessory business segment also recorded an early facility termination expense of $61,000.

Liquidity and Capital Resources

Our primary sources of liquidity are:  (i) cash flows from operations; (ii) trade payables credit from vendors and related parties; (iii) equity financings and/or sales of convertible promissory notes and warrants; and (iv) borrowings from the factoring of accounts receivables and borrowing against inventory.  Cash used in continuing operating activities was $10,691,000 in fiscal 2004 compared to $10,648,000 in fiscal 2003.  During the period, we used cash to fund our operating expenses and purchase inventory.  Cash used in continuing operating activities, combined with $137,000 of cash used in investing in continuing operating activities was funded by $7,034,000 of cash on hand at the beginning of fiscal 2004 and $4,299,000 of cash provided by financing continuing operating activities during fiscal 2004.  Our cash balance was $516,000 as of November 27, 2004.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior members of management and from members of our Board of Directors.  We raised approximately $4,385,000 in additional working capital through the sale of promissory notes convertible into shares of our common stock and common stock purchase warrants.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short Term Debt” for a further discussion of the sale of convertible notes and common stock purchase warrants.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers.  For fiscal 2005, we anticipate funding operating expenses and working capital through the following:  (i) utilizing our receivable and inventory based credit facilities with CIT; (ii) utilizing cash flows from operations; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; (v) increasing collection efforts on existing accounts receivables; and (vi) reducing the trade credit we extend to our customers.

On June 1, 2001, our Innovo and Joe’s subsidiaries, and on September 10, 2001, our IAA subsidiary, entered into accounts receivable factoring agreements, or the Factoring Facilities, with CIT.  Among other terms under the Factoring Facilities, Innovo, IAA or Joe’s has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer of Innovo, IAA or Joe’s.  In connection with the agreements with CIT, certain assets of Innovo, Joe’s and IAA are pledged to CIT.  The pledged assets include all of their inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

On or about August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo as of the effective dated of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003 cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Currently, the factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of November 27, 2004, the Chase prime rate was 5%.

In addition, we have also established a letter of credit facility with CIT to allow us to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to our availability on our inventory line of credit.  In addition, we also may elect to factor our receivables with CIT by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by us, depending upon the interest rate adjustment.  We record our account receivables on the balance sheet net of receivable factored with CIT, since the factoring of receivables is non-recourse to us.  Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we  record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as “Due to Factor.”

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon 60 days advanced written notice prior to June 30, 2005 or earlier, provided that the minimum factoring fees have been paid for the respective period.

In November of 2004, as further security upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for our Factoring Facilities.  As of November 27, 2004, our loan balance with CIT was $8,144,000, including a $1,913,000 balance with our discontinued craft and accessory business segment, and $10,300,000 of factored receivables with CIT.  We had one open stand-by letters of credit outstanding in the amount of $500,000.

Based on our cash on hand, projected results for fiscal 2005, and availability on our CIT financing facilities, we believe that we have the working capital resources necessary to meet the operational needs associated with our anticipated internal growth for fiscal 2005.  Management further believes that the losses are being reduced in a manner that will allow working capital to be used for continued growth.

However, if we grow beyond our expectations or continue to have operating losses, we believe that it will be necessary to obtain additional working capital through debt or equity financings.  We believe that any additional capital, to the extent needed, may be obtained from the sales of equity securities or short-term working capital loans.  There can be no assurance that this or other financings will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to constrict our operations.  We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability.

Debt Conversion

On March 5, 2004, in connection with an asset purchase agreement with Azteca and the Guez brothers for the acquisition of the Blue Concept Division from Azteca and pursuant to Nasdaq rules, we conducted a special meeting of our stockholders to approve the conversion of approximately $12.8 million of the seven-year convertible promissory note issued in connection with the acquisition into a maximum of 4,166,667 shares of our common stock.  The conversion was approved by our stockholders and as a result, Azteca has initially been issued 3,125,000 shares of our common stock at a conversion price of $4.00 per share, or the Azteca Conversion Shares, with the possible issuance of up to 1,041,667 additional shares of common stock upon the occurrence of certain contingencies described in the Blue Concept asset purchase agreement.  The Azteca Conversion Shares were initially issued in reliance upon Section 4(2) of the 1933 Act which provides an exemption from registration for shares not issued in a public offering.

Short-Term Debt

Crossman Loan

In February 2003, we entered into two separate loan agreements with Marc Crossman, then a member of our board of directors and now also our President and Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000.  Our disinterested directors approved the loans from Mr. Crossman.  In October 2004, upon approval by the Audit Committee, the parties executed an Amended and Restated Promissory Note and Security Agreement, or Restated Note, regarding the repayment of the aggregate principal amount of $500,000 plus unpaid and accrued interest and interest thereon at the default interest rate of 10%.  In addition to repayment of unpaid accrued interest and interest thereon, the Restated Note bears interest at a rate of 10% and calls for repayment of principal and interest on a weekly basis over a nine month period.  We may prepay the Restated Note, at any time, without penalty during the nine months.  The Restated Note is secured by a subordinated security interest in all goods, equipment, inventory, contract rights and general intangibles.  The balance outstanding as of November 27, 2004 is $439,000.

Convertible Notes and Common Stock Purchase Warrants

On June 15, 2004, our Board of Directors authorized us to raise up to $4,000,000 through the sale of convertible promissory notes and common stock purchase warrants.  On June 15, 2004, June 18, 2004 and June 22, 2004, we executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds to us of $2,500,000 immediately and up to an additional $452,000 in aggregate gross proceeds to us in the event of exercise of the warrants.  The convertible promissory notes in the aggregate principal amount of $2,500,000, together with common stock purchase warrants to purchase an aggregate of 312,500 shares of our common stock were sold to three

“accredited investors,” as defined in Regulation D promulgated under the Securities Act of 1933, as amended, or the Securities Act.  The transaction documents executed with each purchaser were substantially similar.

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

On September 27, 2004, our Board of Directors authorized us to raise up to an additional $1,500,000, for an aggregate of $5,500,000, through the sale of additional convertible promissory notes and common stock purchase warrants.  On October 4, 2004, we executed substantially similar transaction documents as described above with six additional accredited investors, resulting in aggregate gross proceeds of $1,885,000 and up to an additional $537,000 in aggregate gross proceeds in the event of exercise of all 235,625 common stock purchase warrants.  The conversion price for the convertible notes and exercise price of the warrants for each purchaser was $2.28.

Commitments and Contractual Obligations

Long-term debt consists of the following:

	(in thousands)
	2004	2003
Promissory note to Azteca (Blue Concepts)	$9,300	$21,800
Promissory note to Azteca (Knit Div. Note 1)	—	68
Total long-term debt	9,300	21,868
Less current maturities	673	68
Total long-term debt	$8,627	$21,800

Blue Concept Acquisition Note

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  The terms of the transaction further allowed us, upon shareholder approval obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price.  On March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million.  The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods. Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 12, 2006.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met, resulting in no reduction in the purchase price.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to us.  For these purposes, the locked-up shares will be valued at $4.00 per share.  Under the Blue Concept APA, we had additional protections during the 12 month period following the closing that have been removed.

In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period II, IAA will have the right to sell the purchased assets back to Azteca, and Azteca will have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all locked-up shares will be returned to us.

The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 27, 2004 (in thousands):

	Payments due by period
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt
Continuing operations	$9,300	$673	$1,686	$1,636	$1,891	$2,007	$1,407
Discontinuing operations	380	98	103	110	69	—	—
Letter of Credit *	500	500	—	—	—	—	—
Purchase Commitments
Continuing operations	16,218	16,218	—	—	—	—	—
Discontinuing operations	169	169	—	—	—	—	—
Operating leases
Continuing operations	2,136	454	458	448	444	325	7
Discontinuing operations	40	31	9	—	—	—	—
Other long term obligations:	1,493	291	391	491	320	—	—
Royalties	1,195	233	313	393	256	—	—
Advertising	298	58	78	98	64	—	—

* There have been no draws against this standby letter of credit as of November 27, 2004

Discontinued Operations

Springfield Property Loan and Liability from Discontinued Operations – Leaseall Management Inc.

The Leaseall note payable, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $599,000 at November 27, 2004, including both the land and building value in the aggregate), and by an assignment of key-man life insurance on our former President, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum (which prime rate was 5% and 4.75%, as of November 27, 2004 and November 29, 2003, respectively) and requires monthly principal and interest payments of $9,900 through February 2008.  The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee, we, Innovo, Nasco Products International, Inc., our wholly-owned subsidiary, and our former President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

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

As part of the transaction, IAA and AZT, entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by our Blue Concept Division.  Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from AZT to certain of our customers, more particularly the customers of our Blue Concept Division.  In addition to the customary obligations, the Supply Agreement required that:  (i) we will submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied, and (y) a specified shipping date for products to be shipped; (ii) we will give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT will receive payment immediately upon receipt by us of invoices for our purchase orders; (iv) we will have a guaranteed profit margin on a “per unit” basis of 15%; and (v) the products to be supplied shall be subject to quality control measures by us and by the customer of the Blue Concept Division.

Management and the board of directors entered into the acquisition of the Blue Concept Division for the following reasons:  (i) the ability to enter into an acquisition with a seller with which we have a long-standing relationship; (ii) the ability to acquire a profitable business that has a financial history of producing conservative profit margins with significant revenues; (iii) a strong customer relationship with AEO; (iv) the manufacturing relationships to produce products effectively and efficiently; and (v) the ability to acquire the personnel and talent of a profitable business.  Further, although there can be no assurance the Blue Concept Division is expected to increase our revenue growth and is expected to maintain positive cash flows.  In fiscal 2004, net sales to AEO attributable to the Blue Concept Division accounted for $62,658,000 or 60% of our overall net sales.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in “Note 2 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report are also important to an understanding of our financial statements.  We believe that following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable and Due from Factor and Allowance for Customer Credits and Other Allowances

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

For fiscal 2004, the balance in the allowance for customer credits and other allowances was $1,022,000 compared to $2,013,000 for fiscal 2003.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.  Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.  Reserves are also estimated for ongoing audits regarding Federal and state issues that are currently unresolved.  We routinely monitor the potential impact of these situations.

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards, or SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires management to use judgment.  Many of these legal and tax contingencies can take years to be resolved.  Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.  Management believes that the accruals for these matters are adequate.  Should events or circumstances change, we could have to record additional accruals.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business, and from debt incurred in connection with the acquisition of the Blue Concept Division from Azteca.  Such risk is principally associated with interest rate and changes in our credit standing.

Interest Rate Risk

Our long-term debt bears a fixed interest rate.  However, because our obligation under our receivable and inventory financing agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates.  A 10% increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

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

Manufacturing and Distribution Relationships

We purchase a significant portion of finished goods from Commerce and its affiliates and obtain credit terms which we believe are favorable.  The loss of Commerce as a vendor, or material changes to the terms, could have an adverse impact on our business.  Commerce and its affiliates are controlled by two of our significant stockholders, Hubert Guez and Paul Guez.

Our products are manufactured by contractors located in Los Angeles, Mexico, Europe and/or Asia, including Hong Kong, China, Korea, Vietnam, Turkey, and India.  The products are then distributed out of Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca or its affiliates.  The following table summarizes our manufacturing percentages by geographic area for the periods indicated:

	2004	2003

United States	12%	12%
Mexico	79%	68%
Europe	3%	0%
Asia	6%	20%

	100%	100%

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in “Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K” of our consolidated financial statements and notes thereto, and the consolidated financial statement schedule filed on this Annual Report.

ITEM 9.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our independent auditors, Ernst & Young LLP.

ITEM 9A.                                            CONTROLS AND PROCEDURES

As of November 27, 2004, the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 15d-15.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are effective.  Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls, except as discussed below.

For the year ended November 29, 2003, our independent auditors, Ernst & Young LLP, or Ernst & Young, on February 22, 2004, advised management and the audit committee of our board of directors of the following matters that Ernst & Young considered to be material weaknesses in our internal controls, which constitute reportable conditions under standards established by the American Institute of Certified Public Accountants:  (i) lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare annual financial statements; and (ii) shared accounting responsibilities for accounting functions between our company and Azteca Production International, Inc., or Azteca, and its related entities.  After identifying these material weaknesses in our internal controls, management, along with the audit committee, took remedial steps to improve these material weaknesses.  We have taken the following actions to improve our disclosure controls and procedures and internal controls and to segregate the account functions between our company and Azteca:  (i) hired seasoned personnel for our apparel division, who will be able to supervise our continued growth and complexity and coordinate information between operations and accounting; (ii) increased training of staff on our new operating software; (iii) segregated our accounting responsibilities for accounting responsibilities for accounting functions from Azteca by (a) hiring two new staff accountants; (b) internally promoting a staff accountant with public accounting experience to the position of controller; and (c) hiring a Vice President of Finance who serves as our principal accounting officer.

While these remedial steps taken earlier in fiscal 2004 by us improved our disclosure controls and procedures and internal controls, in connection with the audit of the financial statements for the year ended November 27, 2004, Ernst & Young identified certain deficiencies which, when considered in the aggregate, are considered a material weakness in our internal controls.  The deficiencies noted related to (i) the estimation processes for the recording of the reserve for excess and obsolete inventory and the allowance for customer credits and returns, which resulted in the recording of adjustments; and (ii) information technology system design and application policies and procedures.  In connection with management’s ongoing assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, under which management is required to report on or before November 26, 2005, we believe that these deficiencies, when considered in the aggregate with other control deficiencies that could potentially be identified in subsequent phases of testing and validation for Section 404 compliance, may result in material weaknesses in our disclosure controls and procedures and internal controls.  We have assigned the highest priority to the remediation and compliance with Section 404.  Our management and audit committee have committed what they believe to be sufficient resources to meet compliance requirements; however, there can be no assurance that all control deficiencies will be remediated before the end of fiscal 2005 or that the unresolved deficiencies will not rise to the level of material weaknesses.

We are confident that our financial statements for the fiscal year ended November 27, 2004 fairly present, in all material respects, our financial condition, results of operations and cash flows.

ITEM 9B.                                            OTHER INFORMATION

We did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.  Reports on Form 8-K for the last fiscal quarter filed by us were as follows:

Date	Purpose
September 8, 2004

To report (i) the termination of our accessory license for bags and small leather/pvc goods bearing the Bongo® mark; (ii) the departure of Patricia Anderson, President and Director; (iii) the appointment of Marc B. Crossman as President; and (iv) a press release dated September 8, 2004 announcing the departure of Ms. Anderson and the appointment of Mr. Crossman.

October 8, 2004	To report the sale of convertible promissory notes and common stock purchase warrants to certain accredited investors.

October 12, 2004	To report a press release dated October 12, 2003 announcing our financial results for the third quarter ended August 28, 2004.

November 30, 2004	To report the authorization of our Board of Directors to sell the remaining assets of our craft and accessory subsidiary, Innovo, Inc.

PART III

Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on our Definitive Proxy Statement no later than March 28, 2005, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors, executive officers and Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Suhail Rizvi, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com or you may request a free copy of our Code of Business Conduct and Ethics from:

Innovo Group Inc.

Attention: Chief Compliance Officer

5804 East Slauson Avenue

Commerce, CA 90040

(323) 725-5516

To date, there have been no waivers under our Code of Business Conduct and Ethics.  We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of the Code granted on a Form 8-K filed with the SEC within five business days following such amendment or waiver or on our website at www.innovogroup.com within five business days following such amendment or waiver.  The information contained or connected to our website is not incorporated by reference into this Annual Report and should not be considered a part of this or any other report that we file or furnish to the SEC.

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

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this Annual Report:

1 and 2.       Financial Statements and Financial Statement Schedules

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheets at November 27, 2004 and November 29, 2003

Consolidated Statement of Operations for the years ended November 27, 2004, November 29, 2003 and November 30, 2002

Consolidated Statements of Stockholders’ Equity for the years ended November 27, 2004, November 29, 2003 and November 30, 2002

Consolidated Statement of Cash Flows for the years ended November 27, 2004, November 29, 2003 and November 30, 2002

Notes to Consolidated Financial Statements

Schedule II – Valuation of Qualifying Accounts

(a)3.                         Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1	Asset Purchase Agreement dated July 17, 2003 by and among Innovo Azteca Apparel, Inc., Azteca Production International, Inc., Hubert Guez and Paul Guez	Exhibit 2.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

2.2	Asset Purchase Agreement dated August 16, 2001 by and among Innovo Group Inc., Innovo Apparel, Inc. and Azteca Production International, Inc.	Exhibit 2.1 to Current Report on Form 8-K dated September 10, 2001

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 10.73 to Annual Report on Form 10-K for the year ended November 30, 2000 filed on March 15, 2001

3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

4.1	Article Four of the Registrant’s Amended and Restated Certificate of Incorporation (included in Exhibit 3.1 filed herewith)	Exhibit 10.73 to Annual Report on Form 10-K for the year ended November 30, 2000 filed on March 15, 2001

4.2	Certificate of Resolution of Designation, Preferences and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A dated April 4, 2002	Exhibit 4.2 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

4.3	Amendment to Certificate of Resolution of Designation, Preferences and Other Rights, $100 Redeemable 8% Cumulative Preferred Stock, Series A, dated April 14, 2002.	Exhibit 4.3 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

4.4	Form of Stock Purchase and Subscription Agreement between Innovo Group Inc. and purchasers dated as of March 19, 2003 and March 26, 2003	Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.5	Placement Agent Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 23, 2003	Exhibit 4.2 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.6	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 30, 2003	Exhibit 4.3 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.7	Registration Rights Agreement between Innovo Group Inc and certain purchasers dated June 30, 2003	Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.8	Placement Agent Agreement between Innovo Group Inc. and Pacific Summit Securities dated July 30, 2003, as amended on August 6, 2003	Exhibit 4.4 to Quarterly report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

4.9	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and certain purchasers dated August 29, 2003	Exhibit 4.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

4.10	Registration Rights Agreement between Innovo Group Inc and certain purchasers dated August 29, 2003	Exhibit 4.6 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

4.11	Form of Securities Purchase Agreement dated December 1, 2003	Exhibit 4 to Current Report on Form 8-K dated December 1, 2003 filed on December 2, 2003

4.12	Form of Convertible Promissory Note	Exhibit 4.1 to Current Report on Form 8-K filed on June 23, 2004

4.13	Form of Common Stock Purchase Warrant	Exhibit 4.2 to Current Report on Form 8-K filed on June 23, 2004

4.14	Form of Registration Rights Agreement	Exhibit 4.3 to Current Report on Form 8-K filed on June 23, 2004

10.1	Note executed by NASCO, Inc. and payable to First Independent Bank, Gallatin, Tennessee in the principal amount of $950,000 dated August 6, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.2	Authorization and Loan Agreement from the U.S. Small Business Administration, Nashville, Tennessee dated July 21, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.3	Indemnity Agreement between NASCO, Inc. and First Independent Bank, Gallatin, Tennessee	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.4	Compliance Agreement between NASCO, Inc. and First Independent Bank, Gallatin, Tennessee	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.5	Assignment of Life Insurance Policy upon the life of Patricia Anderson-Lasko to First Independent Bank, Gallatin, Tennessee dated July 31, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.6	Guaranty of Patricia Anderson on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.7	Guaranty of Innovo Group Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.8	Guaranty of Innovo Group, Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.9	Guaranty of NASCO Products, Inc. on behalf of NASCO, Inc. in favor of First Independent Bank, Gallatin, Tennessee dated August 6, 1992	Filed with Amendment No. 2 to the Registration Statement on Form S-1 filed November 12, 1992

10.10	Merger Agreement between Innovo Group Inc and TS Acquisition, Inc. and Thimble Square, Inc. and the stockholders of Thimble Square Inc. dated April 12, 1996	Exhibit 10.1 to Current Report on Form 8-K dated April 12, 1996 filed on April 29, 1996

10.11	Property Acquisition Agreement between Innovo Group Inc., TS Acquisition, Inc., Philip Schwartz and Lee Schwartz dated April 12, 1996	Exhibit 10.2 to Current Report on Form 8-K dated April 12, 1996 filed on April 29, 1996

10.12	Common Stock and Warrant Purchase Agreement between Innovo Group Inc. and Commerce Investment Group LLC dated August 11, 2000	Exhibit 10.63 to Current Report on Form 8-K/A dated August 11, 2000 filed on September 15, 2000

10.13	Warrant Agreement between Innovo Group Inc. and Commerce Investment Group LLC dated August 11, 2000	Exhibit 10.64 to Current Report on Form 8-K/A dated August 11, 2000 filed on September 15, 2000

10.14	Investor Rights Agreement between Innovo Group Inc., the Furrow Group, the Board Members and Commerce Investment Group LLC dated August 11, 2000	Exhibit 10.65 to Current Report on Form 8-K/A dated August 11, 2000 filed on September 15, 2000

10.15	Investor Rights Agreement dated October 31, 2000 between Innovo Group Inc., the Furrow Group, the Board Members and Third Millennium Properties, Inc. JAML, LLC and Innovation, LLC [sic]	Exhibit 10.75 to Annual Report on Form 10-K for the period ended November 30, 2000 filed on March 15, 2001

10.16	Common Stock and Warrant Purchase Agreement between Innovo Group Inc. and JD Design, LLC dated February 7, 2001	Exhibit 10.79 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.17	Stock Purchase Warrant between Innovo Group Inc. and JD Design, LLC dated February 7, 2001	Exhibit 10.80 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.18	Employment Agreement between Innovo Group Inc. and Joe Dahan dated February 7, 2001	Exhibit 10.81 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.19	Stock Incentive Agreement between Innovo Group Inc. and Joe Dahan dated February 7, 2001	Exhibit 10.82 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.20	License Agreement between Innovo Group Inc and JD Design, LLC dated February 7, 2001	Exhibit 10.83 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.21	Form of Investment Letter relating to purchase of $100 Redeemable 8% Cumulative Preferred Stock, Series A, of Innovo Group Inc. dated April 4, 2002	Exhibit 10.85 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

10.22	Form of Limited Partnership Agreement relating to Metra Capital LLC and Innovo Realty, Inc. as limited partners	Exhibit 10.86 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

10.23	Form of Sub-Asset Management Agreement between Metra Management, L.P., Innovo Realty Inc. and a Sub-Asset Manager	Exhibit 10.87 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

10.24

Distribution of Cash Flow and Capital Events Proceeds Letter Agreement dated April 5, 2002, between Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty Investors, Inc., Transcontinental Realty Investors, Inc., American Realty Investors, Inc., and Metra Capital, LLC

Exhibit 10.88to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

10.25

Distribution of Capital Events Letter Agreement dated April 5, 2002, between Metra Capital, LLC, Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty Investors, Inc., Transcontinental Realty Investors, Inc., and American Realty Investors, Inc.

Exhibit 10.89 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

10.26

Reimbursement of Legal Fees Letter dated April 5, 2002 between Innovo Realty, Inc., Innovo Group Inc., Income Opportunity Realty Investors, Inc., Transcontinental Realty Investors, Inc., American Realty Investors, Inc. and Third Millennium Partners, LLC

Exhibit 10.90 to Quarterly Report on Form 10-Q/A for the period ended June 1, 2002 filed on July 25, 2002

10.27	Nonqualified Stock Option Agreement between Innovo Group Inc. and Samuel J. Furrow dated June 5, 2001	Exhibit 10.85 to Form S-8 filed on January 17, 2003

10.28	Nonqualified Stock Option Agreement between Innovo Group Inc. and Patricia Anderson-Lasko dated June 5, 2001	Exhibit 10.86 to Form S-8 filed on January 17, 2003

10.29	Nonqualified Stock Option Agreement between Innovo Group Inc. and Samuel J. Furrow dated December 11, 2002	Exhibit 10.87 to Form S-8 filed on January 17, 2003

10.30	Nonqualified Stock Option Agreement between Innovo Group Inc. and Patricia Anderson-Lasko dated December 11, 2002	Exhibit 10.88 to Form S-8 filed on January 17, 2003

10.31	Letter of Intent regarding License Agreement between Mattel, Inc. and Innovo Group Inc. dated July 25, 2002	Exhibit 10.91 to the Annual Report on Form 10-K for the year ended November 30, 2003 filed on March 17, 2003

10.32	License Agreement between Bravado International Group Inc. and Innovo Azteca Apparel, Inc. dated October 15, 2002	Exhibit 10.93 to the Annual Report on Form 10-K for the year ended November 30, 2003 filed on March 17, 2003

10.33	Trademark License Agreement between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc. dated as of February 13, 2003	Exhibit 10.96 to the Quarterly Report on Form 10-Q for the period ending March 1, 2003 filed on April 15, 2003

10.34	First Amendment to Trademark License Agreement between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc. effective as of September 8, 2003	Exhibit 10.14 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003.

10.35	Second Amendment to Trademark License Agreement between Innovo Group Inc. and Blondie Rockwell, Inc. dated effective as of February 18, 2004	Exhibit 10.35 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.40	Supply Agreement between Innovo Group Inc. and Commerce Investment Group, LLC dated August 11, 2000	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.41	Distribution Agreement between Innovo Group Inc. and Commerce Investment Group, LLC dated August 11, 2000	Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.42	License Agreement between Innovo, Inc. and Michael Caruso & Company, Inc. dated March 26, 2001 and Amendment Letter dated July 26, 2002	Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.43	Amendment to License Agreement between Innovo Inc. and IP Holdings LLC dated effective as of April 1, 2003	Exhibit 10.92 to the Annual Report on Form 10-K for the year ended November 30, 2002 filed on March 17, 2003

10.44	Factoring Agreement dated June 1, 2001 between Joe’s Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.45	Factoring Agreement dated June 1, 2001 between Innovo, Inc. and CIT Commercial Services	Exhibit 10.6 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.46	Factoring Agreement dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services	Exhibit 10.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.47	Inventory Security Agreement dated August 20, 2002 between Joe’s Jeans, Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.48	Inventory Security Agreement dated August 20, 2002 between Innovo Azteca Apparel, Inc. and CIT Commercial Services	Exhibit 10.8 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.49	Inventory Security Agreement dated August 20, 2002 between Innovo, Inc. and CIT Commercial Services	Exhibit 10.9 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.50	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe’s Jeans, Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.51	Amendment to Factoring Agreement originally dated June 1, 2001 between Innovo Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.8 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.52	Amendment to Factoring Agreement originally dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.53	Supply Agreement between Innovo Azteca Apparel, Inc. and AZT International SA de CV dated July 17, 2003	Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

10.54	Master Distribution and Licensing Agreement between Joe’s Jeans, Inc. and Itochu Corporation dated July 10, 2003	Exhibit 10.3 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.55	2000 Employee Stock Incentive Plan, as amended	Exhibit 99.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

10.56	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000

10.57	Sublease Agreement between Innovo Group Inc. and WRC Media Inc. dated July 28, 2003	Exhibit 10.57 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.58	Agreement of Lease between 500-512 Seventh Avenue Limited Partnership and WRC Media, Inc. dated as of March 2000 relating to Sublease Agreement filed as Exhibit 10.57 hereto	Exhibit 10.58 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.59	Assignment and Amendment of License Agreement, Amendment of Guaranty and Consent Agreement among Innovo Azteca Apparel, Inc., B.J. Vines, Inc., and Blue Concept, LLC dated February 3, 2004	Exhibit 10.59 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.60

Letter License Agreement between B.J. Vines, Inc. and Blue Concept LLC executed on January 8, 2004 relating to Assignment and Amendment of License Agreement, Amendment of Guaranty and Consent Agreement filed as Exhibit 10.59 hereto

Exhibit 10.60 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.61	Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of January 1, 2004	Exhibit 10.61 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.62	2004 Stock Incentive Plan	Attachment B to Definitive Revised Proxy Statement on Schedule 14A filed on April 29, 2004

10.63	Settlement Agreement and Release dated May 25, 2004 by and between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2004

10.64	Guaranty Agreement dated May 25, 2004 executed by Innovo Group Inc. on behalf of Innovo Azteca Apparel, Inc to and in favor of Blondie Rockwell, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 27, 2004

10.65	Letter Agreement dated September 1, 2004 by and between IP Holdings LLC and Innovo, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2004

10.66	Amended and Restated Promissory Note and Security Agreement dated October 11, 2004 by and between Innovo Group Inc. and Marc Crossman	Exhibit 10.2 to Quarterly Report on Form 10-Q/A for the period ended August 28, 2005 filed on October 12, 2004

10.67	First Amendment to Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of February 14, 2005	Filed herewith

10.68	Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of February 9, 2005	Filed herewith

14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

24.1	Power of Attorney (included on page 73)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVO GROUP INC.

By:	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr.
Chief Executive Officer

February 23, 2005

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

Signature	Capacity	Date

/s/ Samuel J. Furrow, Jr.	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2005
Samuel J. Furrow, Jr.

/s/ Marc B. Crossman	President, Chief Financial Officer (Principal Financial Officer) and Director	February 23, 2005
Marc B. Crossman

/s/ Richard A. Quiroga	Vice President of Finance (Principal Accounting Officer)	February 24, 2005
Richard A. Quiroga

/s/ Samuel J. Furrow	Chairman of the Board of Directors	February 23, 2005
Samuel J. Furrow

/s/ Dean Factor	Director	February 22, 2005
Dean Factor

/s/ Kelly Hoffman	Director	February 22, 2005
Kelly Hoffman

/s/ Suhail R. Rizvi	Director	February 23, 2005
Suhail R. Rizvi

/s/ Vincent Sanfilippo	Director	February 23, 2005
Vincent Sanfilippo

/s/ Kent Savage	Director	February 22, 2005
Kent Savage

Innovo Group and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors

Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 27, 2004 and November 29, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 27, 2004.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of Innovo Group Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Innovo Group Inc.’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 27, 2004 and November 29, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 27, 2004 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
February 11, 2005

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	11/27/04	11/29/03

ASSETS
Current assets
Cash and cash equivalents	$516	$7,034
Accounts receivable and due from factor, net of allowance for customer credits and allowance of $1,022 (2004) and $2,013 (2003)	2,208	566
Inventories	5,524	5,267
Due from related parties	1,747	—
Prepaid expenses and other current assets	384	1,738
Assets of discontinued operations	3,131	5,404
Total current assets	13,510	20,009

Property and equipment, net	270	628
Goodwill	12,592	12,592
Intangible assets, net	11,690	13,058
Other assets	81	78

Total assets	$38,143	$46,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,243	$4,746
Due to factor	—	337
Due to related parties	143	579
Convertible notes payable, net of discount	4,132	—
Note payable to officer	439	500
Current portion of related party long-term debt	673	68
Liabilities of discontinued operations	607	1,853
Total current liabilities	9,237	8,083

Related party long-term debt	8,627	21,800

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: Authorized 5,000, Issued and outstanding 194 shares (2004) and (2003)

Stockholders’ equity
Common stock, $0.10 par – shares, Authorized 40,000, Issued 29,266 (2004), and 25,785 (2003)	2,927	2,579
Additional paid-in capital	72,043	59,077
Accumulated deficit	(51,400)	(41,824)
Promissory note-officer	(703)	(703)
Treasury stock, 77 shares (2004) and (2003)	(2,588)	(2,588)
Accumulated other comprehensive loss	—	(59)
Total stockholders’ equity	20,279	16,482

Total liabilities and stockholders’ equity	$38,143	$46,365

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	11/27/04	11/29/03	11/30/02

Net sales	$104,708	$69,103	$17,537
Cost of goods sold	85,887	59,222	11,393
Gross profit	18,821	9,881	6,144

Operating expenses
Selling, general and administrative	23,050	15,816	5,216
Depreciation and amortization	1,535	1,112	195
	24,585	16,928	5,411
Income (loss) from continuing operations	(5,764)	(7,047)	733
Interest expense	(1,334)	(976)	(340)
Other income	35	482	222
Other expense	(54)	—	(84)
Income (loss) from continuing operations, before taxes	(7,117)	(7,541)	531
Income taxes	15	52	119

Income (loss) from continuing operations	$(7,132)	$(7,593)	$412

Discontinued operations, net of tax	(2,444)	(724)	160

Net income (loss)	$(9,576)	$(8,317)	$572

Earnings (loss) per common share – Basic
Earnings (loss) from continuing operations	$(0.25)	$(0.45)	$0.03
Earnings (loss) from discontinued operations	(0.09)	(0.04)	0.01
Earnings (loss) per common share – Basic	$(0.34)	$(0.49)	$0.04

Earnings (loss) per common share – Diluted
Earnings (loss) from continuing operations	$(0.25)	$(0.45)	$0.03
Earnings (loss) from discontinued operations	(0.09)	(0.04)	0.01
Earnings (loss) per common share – Basic	$(0.34)	$(0.49)	$0.04

Weighted average shares outstanding
Basic	28,195	17,009	14,856
Diluted	28,195	17,009	16,109

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Promissory Note – Officer	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value

Balance, December 1, 2001	14,921	$1,491	$40,277	$(34,079)	$(703)	$(2,467)	$—	$4,519
Net Income	—	—	—	572	—	—	—	572
Foreign currency translation adjustment	—	—	—	—	—	—	(19)	(19)
Comprehensive income	—	—	—	—	—	—	—	553
Common stock offering expenses	—	—	(25)	—	—	—	—	(25)
Compensation expense associated with options
and warrants	—	—	91	—	—	—	—	91
Cancelled shares	(20)	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	(70)	—	(70)

Balance, November 30, 2002	14,901	1,491	40,343	(33,507)	(703)	(2,537)	(19)	5,068
Net loss	—	—	—	(8,317)	—	—	—	(8,317)
Foreign currency translation adjustment	—	—	—	—	—	—	(40)	(40)
Comprehensive loss	—	—	—	—	—	—	—	(8,357)
Proceeds from sale of stock, net	6,236	624	16,916	—	—	—	—	17,540
Treasury stock purchased	—	—	—	—	—	(51)	—	(51)
Compensation expense associated with options and warrants	—	—	101	—	—	—	—	101
Exercise of stock options	50	5	77	—	—	—	—	82
Exercise of warrants	4,598	459	1,640	—	—	—	—	2,099

Balance, November 29, 2003	25,785	2,579	59,077	(41,824)	(703)	(2,588)	(59)	16,482
Net loss	—	—	—	(9,576)	—	—	—	(9,576)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Comprehensive loss	—	—	—	—	—	—	—	(9,517)
Conversion of related party debt to common stock	3,125	313	12,188	—	—	—	—	12,501
Warrants issued in connection with Convertible Note financing	—	—	351	—	—	—	—	351
Common stock offering expense	—	—	(186)	—	—	—	—	(186)
Compensation expense associated with options and warrants	—	—	88	—	—	—	—	88
Exercise of stock options	105	10	103	—	—	—	—	113
Exercise of warrants	251	25	422	—	—	—	—	447

Balance, November 27, 2004	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$—	$20,279

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	11/27/04	11/29/03	11/30/02

Income (loss) from continuing operations	$(7,132)	$(7,593)	$412
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	167	121	25
Loss on sale of fixed assets	329	9	90
Amortization of intangibles	1,368	991	170
Amortization of debt discount	98	—	—
Stock compensation expenses	88	101	91
Provision for uncollectible accounts	(991)	1,745	168
Changes in current assets and liabilities:
Accounts receivable	(657)	(166)	(1,684)
Inventories	(257)	(2,676)	(2,177)
Prepaid expenses and other	1,350	(1,409)	(152)
Due to related parties	(3,550)	(4,930)	2,577
Other long term assets	—	(61)	(3)
Accounts payable and accrued expenses	(1,504)	3,220	1,445
Cash (used in) provided by continuing activities	(10,691)	(10,648)	962
Cash provided by discontinued operations	82	555	515
Cash (used in) provided by operating activities	(10,609)	(10,093)	1,477

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	—	6	—
Proceeds from investment in real estate	—	1,013	436
Redemption of preferred shares	—	(798)	(436)
Purchases of fixed assets	(137)	(650)	(208)
Acquisition costs	—	(62)	—
Cash used in continuing activities	(137)	(491)	(208)
Cash used in discontinuing operations	(34)	(245)	(414)
Cash used in investing activities	(171)	(736)	(622)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(51)	(70)
Payments on notes payables and long term debt	(68)	(662)	(772)
Proceeds from convertible note payable	4,385	—	—
Factor borrowings	(332)	324	8
Proceeds (payments) on note payable to officer	(61)	500	—
Exercise of stock options	113	82	—
Exercise of warrants	447	—	—
Proceeds from issuance of stock, net	(186)	17,540	(25)
Cash (used in) provided by continuing activities	4,298	17,733	(859)
Cash used by discontinuing operations	(95)	(74)	(74)
Cash provided by (used in) financing activities	4,203	17,659	(933)

Effect of exchange rate on cash	59	(40)	(19)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,518)	6,790	(97)

CASH AND CASH EQUIVALENTS, at beginning of period	7,034	244	341

CASH AND CASH EQUIVALENTS, at end of period	$516	$7,034	$244

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest	$1,357	$1,008	$519
Cash Paid for Taxes	66	89	28

In fiscal 2002, the Company issued 195,295 shares of its cumulative non-convertible preferred stock with an 8% coupon in exchange for real estate partnership interests.

In fiscal 2004, the Company converted $12,500,000 of its related party long-term debt for 3,125,000 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Business Description

Innovo Group Inc.’s (Innovo Group) principle business activity involves the design, development and worldwide marketing of apparel products.  Innovo Group operates its consumer products business through two wholly-owned, operating subsidiaries, Joe’s Jeans, Inc. (Joe’s), and Innovo Azteca Apparel, Inc. (IAA).  Innovo Group’s products are manufactured by independent contractors located in Los Angeles, Mexico, Europe and/or Asia, including, Hong Kong, China, Korea, Turkey, Vietnam and India.  Products are distributed from Los Angeles or directly from the factory to the customer.

Innovo Group’s fiscal year end is the Saturday closest to November 30.  For fiscal years 2004, 2003 and 2002, the years ended on November 27, 2004, November 29, 2003, and November 30, 2002, respectively.  These fiscal year periods are referred to as 2004, 2003 and 2002, respectively, in the accompanying Notes to Consolidated Financial Statements.

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

Shipping and Handling Costs

Innovo Group outsources its distribution functions to an affiliate of Commerce Investment Group LLC (Commerce) or, in certain cases, to other third party distributors. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases Innovo Group is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $524,000, $567,000, and $184,000 for the years ended 2004, 2003, and 2002, respectively, and are included in cost of goods sold.  Freight billed to customers that is included in Innovo Group sales for the years ended

2004, 2003, and 2002 were $320,000, $188,000 and $95,000 respectively.

Earnings (loss) Per Share

Net income (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, “Earnings Per Share.”

Foreign Currency and Comprehensive Income (loss)

Assets and liabilities of the Japan and Hong Kong divisions translated at the rate of exchange in effect on the balance sheet date. Income and expenses were translated at the average rates of exchange prevailing during the year.  The functional currency in which Innovo Group transacted business was the Japanese yen and Hong Kong dollar.  Comprehensive income (loss) consists of net income (loss) and foreign currency gains and losses resulting from translation of assets and liabilities.  During fiscal 2004, Innovo Group closed its offices in Japan and Hong Kong.

Advertising Costs

Advertising costs are expensed as incurred, or, in the case of media ads, upon first airing.  Brochures and catalogues that are capitalized and amortized over their expected period of future benefits, which is typically twelve months or less.

Capitalized costs related to catalogues and brochures are included in prepaid expenses and other current assets.  Advertising expenses included in selling, general and administrative expenses were approximately $873,000, $965,000 and $268,000, for the years ended 2004, 2003 and 2002, respectively.

Advertising costs include items incurred in connection with royalty agreements or amounts paid to licensors pursuant to royalty agreements.  Included in prepaid expenses is $985,000, representing prepaid advertising royalties pursuant to license agreements for the year ended 2003 and no prepaid expenses for 2004.

Financial Instruments

The fair values of Innovo Group’s financial instruments (consisting of cash, accounts receivable, accounts payable, due to factor and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization.  Management believes it is not practicable to estimate the fair value of the first mortgage loan as the loan has a fixed interest rate secured by real property in Tennessee.  Innovo Group neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

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

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized.  The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation.  Based on the evaluation performed by Innovo Group, there is no impairment to be recorded at November 27, 2004.

Cash Equivalents

Innovo Group considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject Innovo Group to significant concentrations of credit risk consist principally of cash, accounts receivable and amounts due from factor.  Innovo Group maintains cash and cash equivalents with various financial institutions. Its policy is designed to limit exposure to any one institution.  Innovo Group performs periodic evaluations of the relative credit rating of those financial institutions that are considered in Innovo Group’s investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising Innovo Group’s customer base.  However, for the years ended November 27, 2004 and November 29, 2003, $287,000 and $1,020,000, respectively of total non-factored accounts receivables, (or 27% and 48%) were due from three customers.  Innovo Group does not require collateral for trade accounts receivable, and, therefore, is at risk for up to $1,054,000 and $2,126,000, respectively, if these customers fail to pay.  In addition, Innovo Group has credit risk with respect to $2,566,000 and $519,000 at November 27, 2004 and November 29, 2003, respectively, of receivables which were factored where the factor did not accept the credit risk.  Innovo Group provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the ageing of outstanding balances and other account monitoring analysis.  Such losses have historically been within management’s expectations.  Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

During fiscal 2004, 2003 and 2002, sales to customers representing greater than 10 percent of sales are as follows:

	2004		2003	2002
American Eagle Outfitters	60%		38%		*
Target		*	12%		*

* Less than 10%.

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

Innovo Group’s products are manufactured by contractors located in Los Angeles, Mexico, Europe and/or Asia, including Hong Kong, China, Korea, Turkey, Vietnam and India.  Products are distributed from Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca Production International, Inc. (Azteca) or its affiliates.  The following table summarizes our manufacturing by geographic area for the periods indicated:

	2004	2003

United States	12%	12%
Mexico	79%	68%
Europe	3%	0%
Asia	6%	20%
	100%	100%

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values.  Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  Innovo Group expects to adopt Statement 123(R) on or before August 27, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.                                       A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.                                       A “modified retrospective” method which includes the requirements of the modified prospective method previously described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

Innovo Group is evaluating the method it will adopt.

As permitted by Statement 123, Innovo Group currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on Innovo Group’s results of operations, although it will have no impact on Innovo Group’s overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had Innovo Group adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 presented below in the disclosure of pro forma net income and earnings per share.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flows as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  Innovo Group did not recognize operating cash flow from excess tax deductions related to employee exercise of stock options for 2004, 2003 and 2002.  Furthermore, Innovo Group cannot estimate what those amounts will be in the future because they depend on, among other things, when the employees exercise the stock options.

	Year ended
	(in thousands, except per share data)
	2004	2003	2002

Net (loss) income as reported	$(9,576)	$(8,317)	$572
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	40	40
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	467	504	140
Pro forma net (loss) income	$(10,043)	$(8,781)	$472

Net (loss) income per share
As reported - basic	$(0.34)	$(0.49)	$0.04
As reported - diluted	$(0.34)	$(0.49)	$0.04

Pro forma - basic	$(0.36)	$(0.52)	$0.03
Pro forma - diluted	$(0.36)	$(0.52)	$0.03

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Estimated dividend yield.	0.0%	0.0%	0.0%
Expected stock price volatility	74%	48%	38%
Risk-free interest rate	5.0%	5.0%	6.0%
Expected life of options	4 yrs.	4 yrs.	2-4 yrs.

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

Recently Issued Financial Accounting Standard

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1).  FSP 109-1 clarifies that the manufacturer’s deduction provided for under the America Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on Innovo Group’s results of operations or financial position  for fiscal year 2005, as the manufacturer’s deduction is not available to Innovo Group until fiscal year 2006.  Innovo Group is currently evaluating the effect that the manufacturer’s deduction will have in subsequent years and whether or not it is applicable to Innovo Group.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  Innovo Group is currently evaluating the impact that this statement will have on its financial statements, but it believes that it will not have a material impact on its financial statements, as it is not applicable to Innovo Group’s operations.

3.                                      Acquisitions

Blue Concept Division Acquisition

On July 17, 2003, IAA entered into an asset purchase agreement (APA), with Azteca, Hubert Guez and Paul Guez, (the Sellers), whereby IAA acquired the division known as the Blue Concept Division of Azteca (the Blue Concept Division).  The Blue Concept Division sells primarily denim jeans to American Eagle Outfitters, Inc. (AEO), a national retailer.  Pursuant to the terms of the APA, IAA paid $21.8 million for the

Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division’s or the Sellers’ existing liabilities. In connection with the purchase of the Blue Concept Division from the Sellers, IAA issued a seven-year convertible promissory note for $21.8 million (the Blue Concept Note).  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortizing over the remaining five-year period.  Innovo Group converted a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of its common stock valued at $4.00 per share (Conversion Price) and up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group’s stock price for the thirty day period prior to March 12, 2006.  A special stockholder meeting on March 5, 2004 approved the conversion of a portion of the Blue Concept Note into equity and the principal amount of the Blue Concept Note was reduced to $9.3 million.  The shares issued pursuant to the conversion are subject to certain lock-up periods.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to Innovo Group.  For these purposes, the locked-up shares will be valued at $4.00 per share.

In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period II, IAA will have the right to sell the purchased assets back to Azteca, and Azteca will have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all locked-up shares will be returned.

As part of the transaction, on July 17, 2003, IAA and AZT International SA de CV (AZT), a Mexico corporation and wholly-owned subsidiary of Azteca entered into a two-year, renewable, non-exclusive supply agreement (Supply Agreement) for products to be sold by the Blue Concept Division.  In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a “per unit” basis.   In addition, AZT is responsible for all quality defects in merchandise manufactured.

The acquisition of the Blue Concept Division was accounted for under the purchase method of accounting.  Of the $21.8 million purchase price, $13.2 million was recorded as an intangible asset representing the value of the customer relationship, $361,000 was recorded as an intangible asset representing the fair value of the existing purchase orders at the closing of the acquisition and the balance of the purchase price of $8.32 million was recorded as goodwill.  The purchase price allocation was based upon a third party valuation.  The results of operations of the Blue Concept Division are included in Innovo Group’s consolidated results of operations beginning July 17, 2003.

The value assigned to the existing purchase orders was amortized during 2003 at the time the goods were shipped and the value of the customer list is being amortized over 10 years.  The goodwill is amortizable for income tax purposes.  The acquisition was consummated to enable Innovo Group to expand its private label operations.

Joe’s Jeans License

On February 7, 2001, Innovo Group acquired the license rights to the Joe’s Jeans label from JD Design, LLC (JD Design), along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of Innovo Group’s common stock and, if certain sales and gross margin objectives are reached, a warrant with a four year term granting JD Design the right to purchase 250,000 shares of Innovo Group’s common stock at a price of $1.00 per share.  As of November 27, 2004, the sales and gross margin objectives had not been reached and the warrants were not issued.

Additionally, Joe Dahan, the designer of the Joe’s Jeans line, joined Innovo Group as President of its newly formed and wholly owned subsidiary, Joe’s Jeans, Inc. and received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  These options were granted pursuant to the employment agreement between Innovo Group and Joe Dahan and were exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% of net sales, with additional royalty amounts due in the event Innovo Group exceeds certain minimum sales and gross profit thresholds.  Innovo Group recorded $548,000, $339,000, and $277,000 in royalty expense for the license in the years ended 2004, 2003 and 2002, respectively.

4.                                      Discontinued Operations

During the third quarter of fiscal 2004, Innovo Group made the decision to sell its commercial rental property that served as its former headquarters located in Springfield, Tennessee.  In November 2004, its fourth quarter of fiscal 2004, Innovo Group decided to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of its commercial rental property and its craft and accessory business segment separately as discontinued operations and in the related discussions and comparisons between current and prior fiscal years.  The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  Innovo Group has engaged a commercial real estate broker to assist it with the sale of the property located in Springfield, Tennessee.  Innovo Group has been in discussions with its commercial real estate broker regarding offers on this property.  Additionally, Innovo Group has been in discussions with third parties regarding the sale of the remaining assets of its craft and accessory segment.   Innovo Group believes that the sale of its craft and accessory assets can be completed within a twelve month period.  Innovo Group is in the process of seeking additional zoning changes to the real estate and believes they will be completed within twelve months.  However, this process could be delayed based upon the actions of the zoning commissions.

In addition, during the second quarter of fiscal 2004, Innovo Group recorded a $574,000 impairment loss on long-lived assets related to this property.  In November 2004, Innovo Group terminated its lease for its accessory showroom in New York City and recorded an expense of $61,000 for the early termination of this lease.  There is no accrual for exit costs related to the discontinued operations at November 27, 2004.

The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
2004
Cash and cash equivalents	$166	$—	$166
Accounts receivable and due from factor, net of allowance for
customer credits and allowances of $250 (2004)	537	6	543
Inventories	1,730	—	1,730
Prepaid expenses and other current assets	25	9	34
Property, Plant and Equipment, net	59	599	658

Assets of discontinued operations	$2,517	$614	$3,131

Accounts payable and accrued expenses	$206	$21	$227
Note payable	—	380	380

Liabilities of discontinued operations	$206	$401	$607

2003
Cash and cash equivalents	$214	$—	$214
Accounts receivable and due from factor, net of allowance for
customer credits and allowances of and $145 (2003)	1,114	3	1,117
Inventories	2,257	—	2,257
Property, Plant and Equipment, net	236	1,218	1,439
Other assets	378	—	377

Assets of discontinued operations	$4,199	$1,221	$5,404

Accounts payable and accrued expenses	$1,321	$61	$1,382
Due to factor	(5)	—	(5)
Note payable	—	476	476

Liabilities of discontinued operations	$1,316	$537	$1,853

The following table sets forth the loss from the discontinued operations of each period.

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
2004
Net sales	$16,957	$—	$16,957
Pre-tax loss (income)	(1,550)	(909)	(2,459)
Income taxes	7	8	15
Discontinued operations, net of tax	$(1,543)	$(901)	$(2,444)

2003
Net sales	$14,029	$—	$14,029
Pre-tax loss (income)	(468)	(264)	(732)
Income taxes	18	(10)	8
Discontinued operations, net of tax	$(450)	$(274)	$(724)

2002
Net sales	$12,072	$—	$12,072
Pre-tax loss (income)	390	(209)	181
Income taxes	(14)	(7)	(21)
Discontinued operations, net of tax	$376	$(216)	$160

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.  Included in the pre-tax losses for fiscal 2004 is an asset impairment charge of $574,000 for the commercial real estate property and a loss of $94,000 for the abandonment of certain craft and accessory fixed assets.  The craft and accessory business segment also recorded an early facility termination expense of $61,000.

During September 2000, Innovo entered into a lease agreement with a related party to lease office space in Knoxville, Tennessee, which is owned by Innovo Group’s Chairman, Sam Furrow.  The lease rate is $3,500 per month for approximately 5,000 square feet of office space, has a ten-year term and is cancelable with six months written notice.  Innovo expects to vacate this property in March 2005 with the landlord’s consent and re-locate into a smaller space also owned by its Chairman.  The lease rate for this new space is expected to be $2,500 per month.  Innovo subsidiary also leases office space in Hong Kong and has entered into a sublease arrangement with a third party to sublease this space on a month to month basis that covers its monthly obligations under the lease.   The future minimum rental commitment under our operating leases as of November 27, 2004 are as follows (in thousands):

2005	$31
2006	9
Thereafter	—
Total future minimum lease payments	$40

The Leaseall note payable is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $599,000 at November 27, 2004, including both the land and building value in the aggregate), and by an assignment of key-man life insurance on the former President of Innovo, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum (which prime rate was 5% at November 27, 2004 and 4.75% at November 29, 2003) and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration (SBA).  In exchange for the SBA guarantee, Innovo Group and certain subsidiaries and the former President of Innovo have also agreed to act as guarantors for the obligations under the loan agreement.  Principal maturities of long term debt as of November 27, 2004 are as follows (in thousands):

2005	$98
2006	103
2007	110
2008	69
2009	—
Thereafter	—
Total future minimum debt payments	$380

5.                                      Inventories

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

	2004	2003

Finished goods	$3,578	$7,572
Work in progress	815	199
Raw materials	1,499	1,329
	5,892	9,100
Less allowance for obsolescence and slow moving items	(368)	(3,833)
	$5,524	$5,267

6.                                      Real Estate Transactions

In April 2002, Innovo Group, through IRI, acquired a 30% limited partnership interest in each of 22 separate partnerships.  These partnerships simultaneously acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units, or Properties.  A portion of the aggregate $98,080,000 purchase price was paid through the transfer of 195,295 shares of its $100, 8% Series A Redeemable Cumulative Preferred Stock, or the Series A Preferred Shares, to the sellers of the Properties, or the Preferred Holders.  The balance of the purchase price was paid by Metra Capital, LLC, or Metra Capital, in the amount of $5,924,000, or the Metra Capital Contribution, and through proceeds from a Bank of America loan, in the amount $72,625,000.

Innovo Group had originally issued the Series A Preferred Shares to IRI in exchange for all shares of its common stock.  IRI then acquired a 30% limited partnership interest in each of the 22 separate limited partnerships in exchange for the Series A Preferred Stock, which then transferred the Series A Preferred Shares to the sellers of the Properties.

Some of Innovo Group’s stockholders, including one of its substantial stockholders, Mr. Hubert Guez, and Simon Mizrachi and their affiliates have invested in each of the 22 separate partnerships.  Each of Messrs. Guez and Mizrachi, together with their respective affiliates, own 50% of the membership interests of Third Millennium.  Third Millennium is the managing member of Metra Capital, which owns 100% of the membership interest in each of the 22 separate limited liability companies, or collectively, the General

Partners and together with Metra Capital, the Metra Partners, that hold a 1% general partnership interest in each of the 22 separate limited partnerships that own the Properties.  Metra Capital also owns 69% of the limited partnership interest in each of the 22 separate limited partnerships.  Messrs. Guez and Mizrachi and their affiliates own 19% of the membership interest of Metra Capital.

Pursuant to each of the limited partnership agreements, the Metra Partners are entitled to receive at least quarterly, either from cash flow and/or property sale proceeds, an amount sufficient to provide the Metra Partners (1) a 15% cumulative compound annual rate of return on the outstanding amount of the Metra Capital Contribution that has not been previously returned to them through prior distributions of cash flow and/or property sale proceeds; and (2) a cumulative annual amount of .50% of the average outstanding balance of the average outstanding balance of the mortgage indebtedness secured by any of the Properties.  In addition, in the event of a distribution solely due to a property sale, after the above distributions have been made to the Metra Partners, Metra Partners also receive an amount equal to 125% of the amount of the Metra Capital Contribution allocated to the Property sold until the Metra Partners have received from all previous cash flow or property sale distributions an amount equal to its Metra Capital Contribution.  In addition, Third Millennium is entitled to receive, on a quarterly basis from cash flows and/or a property sale, proceeds an amount equal to $63,000 until it receives an aggregate of $252,000.

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

After all of the Series A Preferred Shares have been redeemed ($19.5 million), future distributions are split between Metra Partners and IRI, with Metra Partners receiving 70% of such distribution and IRI receiving the balance.  In addition, under the terms of a one year, sub-asset management agreement for each of the partnerships and its respective property dated April 5, 2002, renewable automatically for consecutive one year terms, IRI is entitled to receive a quarterly sub-asset management fee of approximately $85,000, unless otherwise terminated or upon the termination of the master asset management.  Subsequent to November 27, 2004, Innovo Group was informed, through information obtained as a result of being a party to litigation initiated by the Preferred Holders, that the master asset management agreement had been terminated and as a result it is not entitled to further fees under the sub-asset management agreement.

The 8% Series A Preferred Shares coupon is funded entirely and solely through partnership distributions as discussed above. If sufficient funds are not available for the payment of a full quarterly 8% coupon, then partial payments are to be made to the extent funds are available. Unpaid dividends accrue. Partnership distribution amounts remaining after the payment of all accrued dividends must be used by us to redeem outstanding the Series A Preferred Shares. The Series A Preferred Shares have a redemption price of $100 per share. In the event that the partnership distributions received by Innovo Group are insufficient to cover the 8% coupon or to redeem the Series A Preferred Shares, Innovo Group will have no obligation to cover any shortcomings so long as all distributions from the partnership are properly applied to the payment of dividends and the redemption of the Series A Preferred Shares.  Innovo Group may however be liable to the holders of the Series A Preferred Shares for the breach of certain covenants, including, but not limited to, if IRI fails (i) to deposit distributions from the partnerships into a sinking fund which funds are to be distributed to the holders of the Series A Preferred Shares as a dividend or redemption of the Series A Preferred Shares or (ii) to enforce its rights to receive distributions from the limited partnerships.

If, after all of the Properties are sold and the proceeds of the sale of the Properties and cash flow derived from such Properties have either been applied to the payment of the 8% coupon and the redemption of the Series A Preferred Shares or deposited into the sinking fund for that purpose, and the total amount of funds remaining in the Sinking Fund is insufficient to pay the full 8% coupon and the full Redemption Price for all then outstanding the Series A Preferred Shares, then Innovo Group, or IRI, must pay $1.00 in total into the Sinking Fund and the Redemption Price will be adjusted so that it equals (x) the total amount in the sinking fund available for distribution, minus (y) all direct costs of maintaining the Sinking Fund and making distributions therefrom, divided by (z) the number of then outstanding Preferred Shares. The adjusted Redemption Price will represent full and final payment for the redemption of all the Series A Preferred Shares.

Innovo Group has not given accounting recognition to the value of its investment in the limited partnerships, because it has determined that the asset is contingent and will only have value to the extent that cash flow from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Series A Preferred Shares.  As discussed above, Innovo Group is obligated to pay the 8% coupon and redeem the Series A Preferred Shares from its partnership distributions, prior to Innovo Group being able to recover the underlying value of its investment.  Additionally, Innovo Group has determined that the Series A Preferred Shares will not be accounted for as a component of equity as the shares are redeemable outside of its control.  No value has been ascribed to the Series A Preferred Shares for financial reporting purposes as Innovo Group is obligated to pay the 8% coupon or redeem the shares only if Innovo Group receives cash flow from the limited partnerships adequate to make the payments.

Innovo Group has included the quarterly management fee paid to IRI in other income using the accrual basis of accounting.  IRI recorded income of $173,000 in 2003 and no income in 2004 from the quarterly sub-asset management fee.  The outstanding sub-asset management fee as of November 27, 2004 is $77,000.  During fiscal 2004, IRI had no operating activity.

In September 2004, Innovo Group, along with several other defendants, including Joseph Mizrachi, Simon Mizrachi, Hubert Guez and certain of the Metra entity affiliates, or the Metra Defendants, were sued in the 393rd District Court of Denton County, Texas by the Preferred Holders.  The Preferred Holders claimed, among other allegations against the other defendants, that Innovo Group purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damaged to them.  In response to a motion filed with the court by us, alleging among other things, lack of jurisdiction, the Preferred Holders effectively dismissed its claims as to Innovo Group and IRI only as defendants on October 8, 2004, subject to its right to re-file the lawsuit against Innovo Group and IRI within one year.

Subsequent to November 27, 2004, Innovo Group has been in discussions with legal counsel for the Preferred Holders as well as legal counsel for the Metra Defendants regarding a potential settlement of all claims, whether alleged, known or unknown, which could potentially relieve Innovo Group of all of its obligations as set forth in the Certificate of Designation for the Series A Preferred Shares.  As of February 25, 2005, the parties were still in negotiations regarding the nature and manner of settlement terms.  There can be no assurance that such a settlement can or will take place.

194,000 shares of the Series A Preferred Shares remain outstanding and redeemable at November 27, 2004 and the cumulative amount of the unpaid 8% coupon aggregated $760,000.  Such amount has not been recorded as an obligation by Innovo Group as the funds had not been received by IRI from the Limited Partnerships.

7.                                      Accounts Receivable

Accounts receivable consist of the following (in thousands):

	2004	2003

Nonrecourse receivables assigned to factor, net of advances	$2,176	$448
Nonfactored accounts receivable	1,054	2,131
Allowance for customer credits and doubtful accounts	(1,022)	(2,013)
	$2,208	$566

As of November 27, 2004 and November 29, 2003, there were $2,566,000 and $519,000, respectively, of client recourse receivables assigned to factor for which Innovo Group bears collection risk in the event of non-payment by the customers.

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements (the Factoring Facilities) with CIT.  Among other terms under the Factoring Facilities, Innovo, IAA or Joe’s has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer of Innovo, IAA or Joe’s.  In connection with the agreements with CIT, certain assets of Innovo, Joe’s and IAA are pledged to CIT.  The pledged assets include all of its inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

On or about August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo as of the effective dated of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003 cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Currently, the factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of November 27, 2004, the Chase prime rate was 5%.

In addition, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to our availability on our inventory line of credit.  In addition, Innovo Group also may elect to factor receivables with CIT by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment.  Innovo Group records its account receivables on the balance sheet net of receivable factored with CIT, since the factoring of receivables is non-recourse to Innovo Group.  Further, in the event its loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on its balance sheet as “Due to Factor.”

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon 60 days advanced written notice prior to June 30, 2005 or earlier, provided that the minimum factoring fees have been paid for the respective period.

In November of 2004, as further security upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for the Factoring Facilities.  As of November 27, 2004, Innovo Group’s loan balance with CIT was $8,144,000, including a $1,913,000 balance with Innovo’s discontinued craft and accessory business segment, and $10,300,000 of factored receivables with CIT.  Innovo Group has one open stand-by letters of credit outstanding in the amount of $500,000.

8.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	Useful lives (years)	2004	2003

Machinery and equipment	5-10	$325	$184
Furniture and fixtures	3-8	109	551
Leasehold improvements	5-8	53	48
		487	783
Less accumulated depreciation and amortization		(217)	(155)

Net property, plant and equipment		$270	$628

Depreciation expense aggregated $167,000, $121,000 and $25,000 for the years ended 2004, 2003 and 2002, respectively.

9.                                      Intangible Assets

Identifiable intangible assets resulting from acquisitions consist of the following (in thousands):

	2004	2003

License rights, net of $184 and $136 accumulated amortization for 2004 and 2003, respectively	$296	$344
Customer relationship, net of $1,806 and $486 accumulated amortization for 2004 and 2003, respectively	11,394	12,714
	$11,690	$13,058

Amortization expense related to the license rights, covenant not to compete, customer relationships and acquired purchase orders total $1,368,000, $991,000 and $170,000 for the years ended 2004, 2003 and 2002, respectively.  Aggregate amortization expense will be approximately $1,368,000, $1,368,000, $1,368,000, $1,368,000 and $6,218,000 for fiscal years ending November 26, 2005 through November 30, 2008 and thereafter, respectively.

10.                               Convertible Notes and Common Stock Purchase Warrants

On June 15, 18, and 22, 2004 and October 4, 2004 Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $4,385,000 and up to an additional $989,000 in aggregate gross proceeds in the event of exercise of the warrants to purchase an aggregate of 548,125 shares of our common stock.  The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has a maturity date twelve months from the date of issuance.  The convertible promissory note is convertible at any time from the date of issuance into shares of common stock at a price per share equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance, which, for each purchaser, resulted in a conversion price of $1.53, $1.41, $1.35 and $2.28, respectively.  Innovo Group pays interest only until the maturity date of the convertible note, unless it is converted or prepaid.  Innovo Group has an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months from the effective date of the note.  However, in the event that Innovo Group elects to prepay all or a portion of the convertible note, a purchaser may elect within three days to convert all or a portion of the note into common stock and thus prevent prepayment of the convertible note.

The exercise price of the warrants on a per share basis is equal to 110% of the average of the closing price of our common stock for the five trading days immediately prior to the date of issuance of the warrant, which, for each purchaser, resulted in an exercise price of $1.53, $1.41, $1.35 and $2.28, respectively.  The warrants expire five years from the date of issuance and are exercisable immediately.

The value of the warrants at the dates of issuance $350,000, has been recorded as a debt discount and is being amortized to expense as an interest yield adjustment.  Amortization for 2004 aggregated $98,000.  The fair value of the warrants ranged from $0.50 to $0.88 per warrant and was determined using the Black-Scholes method with the following assumptions:

Estimated dividend yield	0.0%
Expected volatility.	76%
Risk-free interest rate.	5.0%
Expected life of options.	2 yrs.

11.                               Long-Term Debt

Long-term debt consists of the following (in thousands):

	2004	2003

Promissory note to Azteca (Blue Concepts)	$9,300	$21,800
Promissory note to Azteca (Knit Div. Note 1)	—	68
Total long-term debt	9,300	21,868
Less current maturities	673	68
Total long-term debt	$8,627	$21,800

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year unsecured, convertible promissory note for $21.8 million.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  The terms of the transaction further allowed Innovo Group, upon shareholder approval obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of common stock valued at the greater of $4.00 per share or the market value of Innovo Group’s common stock on the day prior to the date of the shareholder meeting at which approval for this conversion was sought and up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group’s stock price for the thirty day period ending on March 12, 2006.   As a result of shareholder approval, a portion of the Blue Concept Note was converted into equity and accordingly, the Blue Concept Note has been reduced to $9.3 million.  The shares issued pursuant to the conversion are subject to certain lock-up periods.  The Blue Concept Note is subject to further reduction as a result of other events.  See Note 3.

Principal maturities of long-term debt, as of November 27, 2004 are as follows (in thousands):

2005	$673
2006	1,686
2007	1,636
2008	1,891
2009	2,007
Thereafter	1,407
Total	$9,300

12.                               Income Taxes

The provision (credit) for domestic and foreign income taxes is as follows:

	Year ended
	(in thousands)
	2004	2003	2002

Current:
Federal	$—	$—	$—
State	58	35	73
Foreign	(43)	17	46
	15	52	119

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—

Total	$15	$52	$119

The provision (credit) for income taxes related to discontinued operations is $(15,000) in 2004, $(8,000) in 2003 and $21,000 in 2002.

The source of income (loss) before the provision for taxes is as follows:

	Year ended
	(in thousands)
	2004	2003	2002

Federal	$(6,362)	$(6,499)	$410
Foreign	(755)	(1,042)	121
Total	$(7,117)	$(7,541)	$531

12.                               Income Taxes (continued)

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):

	2004	2003

Deferred tax assets:
Asset impairment on real estate	$295	$—
Allowance for doubtful accounts	481	—
Inventory	295	234
Benefit of net operating loss carryforwards	9,100	7,411
Capital loss carryfowards	260	280
Amortization of intangibles	(11)	(9)
Other	270	282
Gross deferred tax assets	10,690	8,198
Valuation allowance	(10,690)	(8,198)
Net deferred tax assets	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	(in thousands)
	2004	2003	2002

Computed tax provision (benefit) at the statutory rate	(34)%	(34)%	(34)%
State income tax	—	—	13
Foreign taxes in excess of statutory rate	—	—	2
Utilization of unbenefitted net operating loss carryforwards	—	—	45
Change in valuation allowance	34	34	16
	0%	0%	20%

Innovo Group has consolidated net operating loss carryforwards of approximately $26.9 million expiring through 2024. Such net operating loss carryforwards have been reduced as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code.  Such limitation has had the effect of limiting annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of Innovo Groups’ ability to offset taxable income. Management has determined that realization of the net deferred tax assets does not meet the more likely than not criteria. As a result, a valuation allowance has been provided for.

13.                               Stockholders’ Equity

Private Placements and Stock Issuances

In fiscal 2003, Innovo Group consummated five private placements of its common stock resulting in net proceeds of approximately $17,540,000, after deducting commissions.  Innovo Group closed each of these five private placements on March 19, 2003, March 26, 2003, July 1, 2003, August 29, 2003, and December 1, 2003.  In connection with these five private placements, Innovo Group issued 6,235,5000 shares of its common stock at prices ranging from $2.65 to $3.62 per share and issued 599,333 warrants to purchase shares of its common stock with an exercise price of $4.00 per share.  Innovo Group also issued 317,500 warrants to purchase shares of its common stock with exercise prices of ranging from $3.62 to $4.50 to two of its placement agents in addition to commissions paid.

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. As of November 27, 2004, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$2.10	300,000	October 2000	October 2005
$2.75	100,000	May 2002	May 2005
$4.50	300,000	June 2003	June 2008
$3.62	17,500	August 2003	August 2008
$4.00	599,333	November 2003	November 2008
$1.53	125,000	June 2004	June 2009
$1.41	125,000	June 2004	June 2009
$1.35	62,500	June 2004	June 2009
$2.28	235,625	October 2004	October 2009
	1,864,958

During fiscal 2000, Innovo Group issued 1,787,365 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock at $2.10 per share to Sam Furrow and Jay Furrow (collectively, the Furrow Group) in exchange for the Furrow Group’s assumption of $1,000,000 of Innovo Group’s debt and the cancellation of $1,000,000 of indebtedness owed to members of the Furrow Group in 2000.  The issuance of the shares of common stock and warrants resulted in a $1,095,000 charge for the extinguishment of debt.  During fiscal 2003, the warrants issued to the Furrow Group to purchase an additional 1,500,000 shares were exercised pursuant to a cashless exercise provision contained in the warrants and the members of the Furrow Group were issued an aggregate of 1,061,892 shares of common stock.

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

During fiscal 2001, Innovo Group issued a warrant related to the Joe’s License to purchase 250,000 shares of common stock at a price of $1.00 per share, in the event that certain future sales and gross margin performance criteria are met.  This warrant has not been included in the table above as the performance criteria has not been met.

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

During fiscal 2004, Innovo Group issued 548,125 warrants in connection with the sale of convertible promissory notes to certain accredited investors with exercise prices of $1.35, $1.41, $1.53 and $2.28.

During fiscal 2004, warrants to purchase an aggregate of 251,500 shares of Innovo Group’s common stock were exercised with exercise prices ranging from $0.90 to $2.50 and resulted in aggregate gross proceeds of $447,000 to Innovo Group.

As of November 27, 2004, 8,785,287 shares of common stock of Innovo Group were reserved for the exercise of warrants, options, conversion of debt and potential issuance of shares reserved for occurrence of certain future contingencies.

Stock Based Compensation

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan (the 2000 Employee Plan).  In May, 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares of common stock that may be granted to employees, officers, directors and consultants.  The 2000 Employee Plan limits the number of shares that can be granted to any employee in one year to 1,250,000 and the total market value of common stock that becomes exercisable for the first time by any grantee during a calendar year.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors. On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would not longer grant options pursuant to the 2000 Employee Plan.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan (the 2000 Director Plan), under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each director will receive options for common stock with aggregate fair value of $10,000.  These options were exercisable beginning one year from the date of grant and expire ten years from the date of grant.  Exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount is in lieu of cash director fees.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would not longer grant options pursuant to the 2000 Director Plan.

On June 3, 2004, Innovo Group adopted the 2004 Stock Incentive Plan (the 2004 Incentive Plan), under which options for up to 1,265,172 shares of common stock may be granted to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee.  As of November 27, 2004, 120,172 shares remain available for issuance under the 2004 Incentive Plan.

The following summarizes option grants to members of the Board of Directors for the fiscal years 2001 through 2004:

	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows:

	2004		2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year	2,384,836	$2.29	1,289,485	$2.05	1,517,989	$2.33
Granted	1,145,000	1.59	1,330,768	2.74	71,496	1.12
Exercised	(105,000)	(1.08)	(50,000)	(1.64)	—	—
Forfeited	(226,282)	(4.49)	(185,417)	(3.93)	(300,000)	(3.28)
Outstanding at end of year	3,198,554	$1.93	2,384,836	$2.29	1,289,485	$2.05

Exercisable at end of year	2,061,887		1,686,673		1,220,452

Weighted average per option fair value of options granted during the year		$0.94		$1.21		$1.26

Weighted average contractual life remaining		6.92 years		6.10 years		3.7 years

Exercise prices for options outstanding as of November 27, 2004 are as follows:

Number of options	Exercise price

102,564	$0.39
190,008	$1.00
510,982	$1.25 - $1.30
1,145,000	$1.55 - $1.67
250,000	$2.40 - $2.60
1,000,000	$2.86
3,198,554

Earnings (Loss) Per Share

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	2004	2003	2002

Basic Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$(7,132)	$(7,593)	$412
Loss from discontinued operations	(2,444)	(724)	160
Net income (loss)	$(9,576)	$(8,317)	$572

Denominator:

Weighted average common shares outstanding	28,195	17,009	14,856

Earnings (loss) per Common Share - Basic
Income (loss) from continuing operations	$(0.25)	$(0.45)	$0.03
Loss from discontinued operations	(0.09)	(0.04)	0.01
Net income (loss)	$(0.34)	$(0.49)	$0.04

Diluted Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$(7,132)	$(7,593)	$412
Loss from discontinued operations	(2,444)	(724)	160
Net income (loss)	$(9,576)	$(8,317)	$572

Denominator:

Weighted average common shares outstanding	28,195	17,009	14,856
Effect of dilutive securities:
Options and warrants	—	—	1,253
Convertible notes	—	—	—
Dilutive potential common shares	28,195	17,009	16,109

Earnings (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$(0.25)	$(0.45)	$0.03
Loss from discontinued operations	(0.09)	(0.04)	0.01
Net income (loss)	$(0.34)	$(0.49)	$0.04

Potentially dilutive convertible notes, options and warrants in the aggregate of 7,623,448 and 4,090,000 in fiscal 2004 and fiscal 2003, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

14.                               Commitments and Contingencies

Leases

Innovo Group leases certain properties, buildings, office spaces, showrooms and equipment in under three separate leases for its continuing operations.  Leases and commitments for our discontinued operations are set forth in “Note 4 — Discontinued Operations.”  These leases contain provisions for renewals and escalations.  Rental expense for the years ended November 27, 2004, November 29, 2003 and November 30, 2002, was approximately $548,000, $177,000 and $16,000, respectively, for continuing operations.

Innovo Group also utilizes office space and office equipment under a cost sharing arrangement with Commerce and its affiliates.  Under the terms of the verbal arrangement, Innovo Group is allocated a portion of costs incurred by Commerce and its affiliates for rent, insurance, office supplies, certain employees’ wages and benefits, security and utilities.  Expenses for the years ended 2004, 2003 and 2002 under this arrangement were $886,000, $343,000 and $25,000, respectively.

The future minimum rental commitments under operating leases as of November 27, 2004 are as follows (in thousands):

2005	$454
2006	458
2007	448
2008	444
2009	325
Thereafter	7
Total future minimum lease payments	$2,136

License Agreements

Joe’s Jeans

On February 7, 2001, in connection with the acquisition of the Joe’s Jeans license rights, Innovo Group entered into a ten- year license agreement that requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.

Betsey Johnson®

On February 6, 2004, through IAA, Innovo Group entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, for all the rights benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement allows for an initial four-year term with a renewal option subject to certain sales levels being met.  Innovo Group is required to pay royalties of eight percent on net sales and spend two percent of net sales on advertising.  The minimum royalties to be paid in the aggregate are $1.28 million and minimum net sales range from $2.5 million to $5.5 million.  The agreement may be renewed upon expiration of the initial 4 year term for an additional three years.

Innovo Group displays names and logos on its products under license agreements that require royalty payments ranging from 3% to 8% of net sales and required annual advance payments and certain annual minimum payments.  Royalty expense was $777,000, $1,154,000 and $194,000 for the fiscal years ended

2004, 2003 and 2002, respectively.  The future minimum royalty commitments under the Betsey Johnson royalty agreement as of November 27, 2004 are as follows:

	(in thousands)
	Royalties	Advertising
2005	$233	$58
2006	313	78
2007	393	98
2008	257	64
Thereafter	—	—
Total future minimum royalty payments	$1,196	$298

Litigation

Innovo Group is involved from time to time in routine legal matters incidental to its business. In the opinion of Innovo Group’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

In August 2004, Innovo Group and its wholly-owned subsidiary, IRI, along with several other defendants, were sued in the 393rd District Court of Denton County, Texas, in the matter styled American Realty Investors, Inc., et al. v. Innovo Realty, Inc., et al., Cause No. 2004-60231-393.  Plaintiffs, alleged holders of our Series A Preferred Stock, claim, among other things, that Innovo Group and IRI purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damages to Plaintiffs.  Plaintiffs have further attempted to bring a derivative action on behalf of Innovo Group and IRI, in supposedly attempting to enforce purported rights of Innovo Group and IRI that would allegedly benefit Plaintiffs.  Plaintiffs further claim that Innovo Group, IRI, and other defendants have misappropriated and/or misdirected funds that should have been paid to Plaintiffs.  Innovo Group and IRI have filed a special appearance contesting the jurisdiction of the Texas courts over them and subject thereto, deny any liability as to Innovo Group and/or IRI and consider all claims made against Innovo Group and/or IRI to be wholly without merit.  On October 8, 2004, Plaintiffs filed a motion to non-suit without prejudice as to IRI and Innovo Group only as defendants.  Subsequent to November 27, 2004, Innovo Group has been in discussions with legal counsel for the Preferred Holders as well as legal counsel for the Metra Defendants regarding a potential settlement of all claims, whether alleged, known or unknown, which could potentially relieve Innovo Group of all of its obligations as set forth in the Certificate of Designation for the Series A Preferred Shares.  As of February 25, 2005, the parties were still in negotiations regarding the nature and manner of settlement terms.  There can be no assurance that such a settlement can or will take place.

On September 14, 2004, Maureen A. Huppe, a stockholder, filed an action against Hubert Guez, Paul Guez and other entities or persons affiliated, associated with or related to the Guez Brothers, naming Innovo Group as a nominal defendant, to recover $1.7 million of alleged short swing profits made in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.  Should the plaintiff succeed in the action, Innovo Group will be entitled to any profits recovered under the suit minus reasonable attorney’s fees and expenses.  The case was filed in the United States District Court for the Central District of California.

15.                               Segment Reporting

Historically, Innovo Group operated a craft and accessory segment under its Innovo subsidiary, an apparel segment under Joe’s and IAA, and an “other” segment, representing its real estate and other corporate activities under Innovo Group, Innovo Realty Inc. and Leaseall Management Inc.  Innovo Group’s corporate activities were comprised primarily of corporate expenses related to the activities of the two business segments.  In the second quarter of fiscal 2004, Innovo Group decided to place for sale its commercial rental property and in November 2004, Innovo decided to offer for sale the assets of its craft and accessory segment, as these assets did not fit with its plan to focus on developing branded and private label denim and denim-related apparel.  See Note 4 — Discontinued Operations.  Accordingly, Innovo Group has classified these assets as discontinued operations for fiscal 2004 and restated its segment information for prior years to conform to its current segment structure.  For the fiscal year ended November 27, 2004, Innovo Group operated in the apparel segment only.

Operations by Geographic Areas

Information about Innovo Group’s operations in the United States and Asia is presented below.  Inter- company revenues and assets have been eliminated to arrive at the consolidated amounts.

	United States	Asia	Adjustments & Eliminations	Total
	(in thousands)

November 27, 2004

Sales	$104,708	$—	$—	$104,708
Intercompany sales	—	—	—	—
Total sales	$104,708	$—	$—	$104,708
Income from continuing operations	$(7,132)	$—	$—	$(7,132)
Total assets	$38,143	$—	$—	$38,143

November 29, 2003

Sales	$66,085	$3,018	$—	$69,103
Intercompany sales	959	—	(959)	—
Total sales	$67,044	$3,018	$(959)	$69,103
Income from continuing operations	$(7,013)	$(1,093)	$541	$(7,565)
Total assets	$47,143	$713	$(1,491)	$46,365

November 30, 2002

Sales	$15,635	$1,902	$—	$17,537
Intercompany sales	2,228	—	(2,228)	—
Total sales	$17,863	$1,902	$(2,228)	$17,537
Income from continuing operations	$781	$115	$(484)	$412
Total assets	$13,693	$1,974	$(524)	$15,143

16.                               Related Party Transactions

Innovo Group has adopted a policy requiring that any material transaction between Innovo Group and persons or entities affiliated with officers, directors or principal stockholders of Innovo Group be on terms no less favorable to Innovo Group than reasonably could have been obtained in arms’ length transactions with independent third parties.

Anderson Stock Purchase Agreement

Pursuant to a Stock Purchase Right Award granted in February 1997, Innovo Group’s then president, Pat Anderson, purchased 250,000 shares of common stock (the Award Shares) with payment made by the execution of a non-recourse note (the Note) for the exercise price of $2.81 per share ($703,125 in the aggregate). The Note was due, without interest, on April 30, 2002, and was collateralized by the 1997 Award Shares. The Note may be paid or prepaid (without penalty) by (i) cash, or (ii) the delivery of Innovo Group’s common stock (other than the Award Shares) held for a period of at least six months, which shares would be credited against the Note on the basis of the closing bid price for the common stock on the date of delivery.

On July 18, 2002, the Board of Directors voted in favor of extending the term of Note until April 30, 2005. The remaining provisions of the Note remained the same. As of November 27, 2004, $703,125 remains outstanding under this promissory note.

Crossman Loan

In February 2003, Innovo Group entered into two separate loan agreements with Marc Crossman, then a member of its board of directors and now also its President and Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000.  Our disinterested directors approved the loans from Mr. Crossman.  In October 2004, upon approval by the Audit Committee, the parties executed an Amended and Restated Promissory Note and Security Agreement, or Restated Note, regarding the repayment of the aggregate principal amount of $500,000 plus unpaid and accrued interest and interest thereon at the default interest rate of 10%.  In addition to repayment of unpaid accrued interest and interest thereon, the Restated Note bears interest at a rate of 10% and calls for repayment of principal and interest on a weekly basis over a nine month period.  Innovo Group may prepay the Restated Note, at any time, without penalty during the nine months.  The Restated Note is secured by a subordinated security interest in all goods, equipment, inventory, contract rights and general intangibles.

Commerce Investment Group and affiliates

Under the terms of the Commerce investment, Innovo Group’s Innovo, Joe’s and IAA subsidiaries each purchased its craft goods and certain distribution and operational services from Commerce and its affiliates in 2004, 2003 and 2002. The services purchased included but were not limited to accounts receivable collections, certain general accounting functions, inventory management and distribution logistics. The following schedule represents Innovo’s, Joe’s and IAA’s purchases from Commerce and its affiliates during 2004, 2003 and 2002:

	(in thousands)
	2004	2003	2002
Supply agreement	$67,812	$43,993	$12,273
Distribution agreement	203	127	107
Verbal facilities agreement	886	343	25
Interest on related party note payable	863	482	—
Discontinued craft & accessories business segment
Supply and Distribution agreement	3,019	3,741	4,164
Earn-out due to Sweet Sportswear	1,566	694	—

Additionally, Innovo Group is charged an allocation expense from Commerce for expenses associated with Innovo Group occupying space in Commerce’s Commerce, California facility and the use of general business machines and communication services. These expenses are included in the verbal facilities agreement line above. Innovo Group also pays to Sweet Sportswear pursuant to an earn-out agreement in connection with the Blue Concept Division acquisition.  The earn-out to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, is calculated on a quarterly basis equal to 2.5% of the gross sales solely attributable to AEO.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

As part of the acquisition of the Blue Concept Division from Azteca in July 2003, IAA and AZT entered into a two-year, renewable, non-exclusive Supply Agreement for products to be sold by the Blue Concept Division.  In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for our purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a “per unit” basis.  In addition, AZT is responsible for all quality defects in merchandise manufactured.  IAA also utilizes AZT to distribute goods manufactured under the Supply Agreement, and has AZT invoice and collect payments from AEO, for goods manufactured in Mexico.

Innovo Group believes that all the transactions conducted between Innovo Group and Commerce were completed on terms that were competitive and at market rates.  As of November 27, 2004 and November 29, 2003, the balances due (to) and from Commerce and/or related affiliates are as follows:

	(in thousands)
	2004	2003

Commerce Investment Group	$1,557	$(446)
AZT International SA de CV	56	56
Owenslab Jean, LLC	61	—
Team Pro International	15	—
Blue Concepts, LLC/Yanuk	58	—
	$1,747	$(390)

The approximate $1.6 million aggregate balance due from Commerce in the above table represents and includes advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group.  As of December 6, 2004, Commerce’s estimated WIP which includes raw material such as fabric and trim, based on purchase orders received by Innovo Group, is approximately $6.8 million.  Upon delivery of these finished goods, the balance due from Commerce of approximately $1.6 million is expected to be applied against any resulting payables due to Commerce.  Innovo Group has purchased the majority of its products from Commerce and its affiliates.  The loss of Commerce and its affiliates could have a material adverse impact on Innovo Group.

JD Design, LLC

Pursuant to the license agreement entered into with JD Design, LLC under which Innovo Group obtained the license rights to Joe’s Jeans, Joe’s is obligated to pay a 3% royalty on the net sales of all products bearing the Joe’s Jeans or JD trademark or logo. For fiscal 2004, fiscal 2003 and fiscal 2002, this amount totaled $548,000, $339,000 and $277,000, respectively. Included in due to related parties on the balance sheet are accrued royalties of $143,000 and $189,000 for fiscal 2004 and fiscal 2003, respectively.\

17.                               Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the two years ended November 27, 2004 and November 29, 2003, respectively:

2004

	Quarter ended
	(in thousands, except per share data)
	February 28	May 29	August 28	November 27

Net sales	$12,989	$25,546	$36,049	$30,124
Gross profit	1,997	2,460	7,516	6,848
Income (loss) from continuing operations , before taxes	(4,684)	(6,034)	2,296	1,305
Income taxes	33	(44)	11	15
Income (loss) from continuing operations	(4,717)	(5,990)	2,285	1,290
Discontinued operations, net of tax	(254)	(738)	(281)	(1,171)
Net Income (loss)	$(4,971)	$(6,728)	$2,004	$119
Net Income (loss) per share:
Basic
Earnings (loss) from continuing operations	$(0.18)	$(0.20)	$0.07	$0.04
Earnings (loss) from discontinued operations	(0.01)	(0.03)	—	(0.04)
	$(0.19)	$(0.23)	$0.07	$0.00

Diluted
Earnings (loss) from continuing operations	$(0.18)	$(0.20)	$0.07	$0.04
Earnings (loss) from discontinued operations	(0.01)	(0.03)	—	(0.04)
	$(0.19)	$(0.23)	$0.07	$0.00

2003

	Quarter Ended
	(in thousands, except per share data)
	March 1	May 31	August 30	November 29

Net sales	$9,172	$8,827	$17,506	$33,598
Gross profit	2,493	2,657	2,854	1,877
Income (loss) from continuing operations , before taxes	374	(474)	(2,443)	(4,998)
Income taxes	58	2	19	(27)
Income (loss) from continuing operations	316	(476)	(2,462)	(4,971)
Discontinued operations, net of tax	(34)	(17)	150	(823)
Net Income (loss)	$282	$(493)	$(2,312)	$(5,794)
Net Income (loss) per share:
Basic
Earnings (loss) from continuing operations	$0.02	$(0.03)	$(0.15)	$(0.23)
Earnings (loss) from discontinued operations	(0.00)	(0.00)	0.01	(0.04)
	$0.02	$(0.03)	$(0.14)	$(0.27)

Diluted
Earnings (loss) from continuing operations	$0.02	$(0.03)	$(0.15)	$(0.23)
Earnings (loss) from discontinued operations	(0.00)	(0.00)	0.01	(0.04)
	$0.02	$(0.03)	$(0.14)	$(0.27)

18.                               Employee Benefit Plans

On December 1, 2002, Innovo Group established a tax qualified defined contribution 401(k) Profit Sharing Plan (the Plan).  All employees who have worked for Innovo Group for 30 consecutive days may participate in the Plan and may contribute up to 100% of their salary to the plan.  Innovo Group’s contributions may be made on a discretionary basis.  All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Innovo Group decides to do so.  Costs of the plan charged to operations were $8,000 and $20,000 for the year ended November 27, 2004 and November 29, 2003, respectively.

19.                               Other Income and Expense

Other income and expense consist of the following:

	Year ended
	(in thousands)
	2004	2003	2002

Real estate, and management fee income	$—	$330	$217
Unrealized gain on foreign currency	—	137	—
Other items	35	15	5
Total other income	$35	$482	$222

Rental expense	$—	$—	$43
Unrealized loss on foreign currency	51	—	41
Other items	3	—	—
Total other expense	$54	$—	$84

ITEM 16.2

Innovo Group Inc. and Subsidiaries

Schedule II

Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

Allowance for customer credits and allowances:
Year ended November 27, 2004	$2,013	4,724	(183	)(A)	(5,532)	$1,022
Year ended November 29, 2003	$236	1,777	—		—	$2,013
Year ended November 30, 2002	$—	236	—		—	$236

Allowances for inventories:
Year ended November 27, 2004	$3,833	—	—		(3,465)	$368
Year ended November 29, 2003	$45	3,788	—		—	$3,833
Year ended November 30, 2002	$26	19	—		—	$45

Allowance for deferred taxes:
Year ended November 27, 2004	$8,198	3,085				$11,283
Year ended November 29, 2003	$13,918	(5,720)	—		—	$8,198
Year ended November 30, 2002	$7,316	6,602	—		—	$13,918

(A) Uncollected receivables written off, net of recoveries