Form 10-K/A
period 2004-11-27
INNOVO GROUP INC
filed 2005-03-28
CIK 844143

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

The number of shares of the registrant’s common stock outstanding as of March 25, 2005 was 31,677,810.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Innovo Group Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 27, 2004 filed with the Securities and Exchange Commission, or SEC, on February 25, 2005, or the Initial Report, to amend the Initial Report to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we would file with the SEC no later than March 28, 2005.

Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference.  Such information is the information required by Item 5 of Part II relating to Equity Compensation Plans and Items 10-14 of Part III for our Annual Report on Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II of the Initial Report is hereby amended to add the following additional information as set forth below, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in such exhibit list to be filed herewith.  This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

As used in this Amendment No. 1, the terms “we,” “us,” “our,” and “Innovo Group” refer to Innovo Group Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

PART II

ITEM. 5                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5 of our Initial Report is hereby amended to add the following additional information as set forth below.

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 27, 2004, which includes our 2004 Stock Incentive Plan, our 2000 Employee Stock Incentive Plan and 2000 Director Stock Incentive Plan.  We no longer grant options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1):
2004 Incentive Plan	1,145,000	$1.59	120,172
2000 Employee Plan	1,850,008	$2.26	—
2000 Director Plan	203,546	$0.79	—
TOTAL	3,198,554	$1.93	120,172

(1)                                  See “2004 Stock Incentive Plan,” “2000 Employee Stock Incentive Plan” and “2000 Director Stock Incentive Plan” described herein.

STOCK PLANS

2004 Stock Incentive Plan

Our 2004 Stock Incentive Plan, or 2004 Plan, is designed to enhance our ability to attract and retain officers, directors, employees and consultants of outstanding ability and to provide selected officers, employees, directors and consultants with an interest in us parallel to that of our stockholders.  The 2004 Plan provides for the award of options, whether nonqualified or incentive, restricted common stock, restricted common stock units, performance shares, performance share units, purchases, share awards, stock appreciation rights or other awards based on the value of our common stock to our officers, employees, directors and consultants, as well as those officers, employees, directors and consultants of our subsidiaries, such as Innovo, Inc., or Innovo, Innovo Azteca Apparel, Inc., or IAA, and Joe’s Jeans, Inc., or Joe’s.  The 2004 Plan became effective on June 3, 2004, the date it was approved by our stockholders and continues in effect until June 3, 2014, unless earlier terminated by our Board of Directors.  Options granted under the 2004 Plan may be either “incentive stock options,” or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, or “nonqualified stock options,” or NQSOs.

Subject to adjustment for certain corporate events, the total of the number of shares of common stock which are available for the grant of awards under the 2004 Plan is 1,265,172 shares of common stock; provided, that, for purposes of this limitation, any common stock subject to an option which is canceled or expires without exercise will again become available for award under the 2004 Plan.  Upon forfeiture of awards in accordance with the provisions of the 2004 Plan and the terms and conditions of the award, such shares will again be available for subsequent awards under the 2004 Plan.  Subject to adjustment, no employee will be granted, during any one (1) year period, options to purchase more than 1,250,000 shares of common stock, and the number of shares of common stock subject to any awards other than options or stock appreciation rights will not exceed 1,250,000 shares of common stock.  Common stock available for issue or distribution under the 2004 Plan will be authorized and unissued shares or shares reacquired by us in any manner.

The Compensation and Stock Option Committee of our Board of Directors administers the 2004 Plan, or the Compensation Committee.  For fiscal 2004, the Compensation Committee was comprised of Messrs. Rizvi, Factor and Hoffman.  Mr. Rizvi is Chairman of the Compensation Committee.  All of Messr. Rizvi, Factor and Hoffman are non-employee directors within the meaning of Rule 16b-3 as promulgated under Section 16 of the Securities Exchange Act of 1934, as amended, and are also outside directors within the meaning of Section 162(m) of the Code.  The Compensation Committee (i) approves the selection of participants, (ii) determines the type of stock awards to be made to participants, (iii) determines the number of shares of common stock subject to awards, (iv) determines the terms and conditions of any awards granted there under (including, but not limited to, any restriction and forfeiture conditions on such awards) and (v) has the authority to interpret the 2004 Plan, to establish, amend, and rescind any rules and regulations relating to the 2004 Plan, to determine the terms and provisions of any agreements entered into there under, and to make all other determinations necessary or advisable for the administration of the 2004 Plan.

The 2004 Plan is intended to: (a) provide incentive to our officers and key employees and our affiliates to stimulate their efforts toward our continued success and to operate and manage the business in a manner that will provide for our long-term growth and profitability; (b) encourage stock ownership by officers and key employees by providing them with a means to acquire a proprietary interest in us, acquire shares of stock, or to receive compensation which is based upon appreciation in the value of the stock; and (c) provide means of obtaining, rewarding and retaining key personnel and consultants.

The number of shares of stock as to which a stock incentive may be granted will be determined by the Compensation Committee, in its sole discretion, subject to the limitations of the 2004 Plan.  To the extent required under Section 162(m) of the Code and the regulations thereunder for compensation to be treated as qualified performance based compensation, the maximum number of shares of stock with respect to which options may be granted during any one year period to any employee may not exceed 1,250,000.

Stock option grants issued under the 2004 Plan may be granted only to our officers, employees, directors and consultants, as well as those officers, employees, directors and consultants of our subsidiaries.  The aggregate fair market value (determined as of the date an ISO is granted) of stock with respect to which stock options intended to meet the requirements of Section 422 of the Code become exercisable for the first time by an individual during any calendar year under all of our plans and our subsidiaries may not exceed $100,000; provided further, that if the limitation is exceeded, the ISOs which cause the limitation to be exceeded will be treated as NQSOs.  As of November 27, 2004, 1,145,000 options have been issued under our 2004 Plan.  Awards under the 2004 Plan are discretionary.  Therefore, it is not possible to determine the benefits that will be received in the future by participants in the 2004 Plan.

2000 Employee Stock Incentive Plan

The 2000 Employee Stock Incentive Plan, or the 2000 Employee Plan, provided for the grant of options to our officers, employees and consultants and to our affiliates.  Upon the approval of the 2004 Plan on June 3, 2004, we indicated that we would not make any further grants under the 2000 Employee Plan.  The 2000 Employee Plan was adopted by our Board of Directors on March 12, 2000 and approved at the 2000 annual meeting of stockholders and amended at the annual meeting of stockholders held on May 22, 2003.  Up to 3,000,000 shares of our common stock, subject to adjustment as provided in the 2000 Employee Plan, were originally authorized for issuance under the 2000 Employee Plan.  As of November 27, 2004, 1,850,008 options remained outstanding under our 2000 Employee Plan.  The 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  Options granted under the 2000 Employee Plan were either ISOs or NQSOs.

2000 Director Stock Incentive Plan

The purpose of the 2000 Director Stock Incentive Plan, or 2000 Director Plan, was to permit the granting of stock options to our Board of Directors who are not our employees at an exercise price less than market value at the date of grant in lieu of paying Board of Directors’ fees in cash, thereby advancing our interests by encouraging and enabling the acquisition of our common stock by our Board of Directors whose judgment and ability we rely upon for the attainment of our long-term growth and development.  However, in addition to the grants, in fiscal 2003, we also paid all of our non-employee directors a cash fee in addition to this grant of stock options.  Accordingly, the 2000 Director Plan intended to promote a close identity of interest among us, our Board of Directors, and our stockholders, as well as to provide a means to attract and attain well-qualified members of our Board of Directors.  The 2000 Director Plan was adopted by our Board of Directors on September 13, 2000 and approved by our stockholders at the 1999 annual meeting of stockholders.  An aggregate of 500,000 shares of our common stock, subject to adjustment, were authorized for issuance or delivery upon the exercise of options granted under the 2000 Director Plan.  As of November 27, 2004, 203,546 options remained outstanding under the 2000 Director Plan.  Upon the approval of the 2004 Plan on June 3, 2004, we indicated that we would not make any further grants under the 2000 Director Plan.  The 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.  Options granted under the 2000 Director Plan are nonqualified stock options.

PART III

Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors and executive officers and their ages and positions as of March 25, 2005 are as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	63	Chairman of the Board of Directors	1998
Samuel J. (Jay) Furrow, Jr.	31	Chief Executive Officer and Director	1999
Marc B. Crossman	33	President, Chief Financial Officer and Director	1999
Richard A. Quiroga	45	Vice President of Finance	N/A
Shane Whalen	34	Chief Operating Officer	N/A
Dean Factor(1)(2)	40	Director	2004
Kelly Hoffman(2)(3)	46	Director	2004
Suhail R. Rizvi(1)(2)	39	Director	2003
Vincent Sanfilippo(1)(3)	39	Director	2003
Kent Savage(1)(3)	43	Director	2003

(1)          Member of the Audit Committee

(2)          Member of the Compensation and Stock Option Committee

(3)          Member of the Nominating and Governance Committee

Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow-Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company-Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively.  Mr. Furrow has been a Director of Southeastern Advertising Inc., an advertising agency, since April 1968; and a Director of Goody’s Family Clothing, Inc. (NASDAQ: GDYS), a publicly traded retail clothing chain, since 1995.  Mr. Furrow received his undergraduate and J.D. degree from the University of Tennessee.  Sam Furrow is the father of our Chief Executive Officer, Samuel J. (Jay) Furrow, Jr.

Samuel J. (Jay) Furrow, Jr. has served as our Chief Executive Officer since July 2002 and a member of our Board of Directors since January 1999.  Prior to that, Mr. Furrow served as our President from December 2000 until July 2002, served as our Chief Operating Officer from April 1999 until March 2003, our Acting Chief Financial Officer from August 2000 until March 2003, and our Vice-President for Corporate Development and In-House Counsel from August 1998 until April 1999.  Mr. Furrow currently serves on the Board of Directors of Digital Lifestyles Group, Inc. (DLFG.OB), a publicly traded manufacturer and distributor of personal computers and VTV: Varsity Television, Inc., a television company and network dedicated to teenagers.  Mr. Furrow received his J.D. degree from Southern Methodist University School of Law and his B.S. degree in Political Science from Vanderbilt University.  Jay Furrow is the son of the Chairman of our Board of Directors, Samuel J. (Sam) Furrow.

Marc B. Crossman has served as our Chief Financial Officer since March 2003, our President since September 2004 and a member of our Board of Directors since January 1999. Prior to joining our company, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc., New York City, New York, from January 1999 until March 2003. Prior to joining J.P. Morgan Securities, Inc., Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation from September 1997 until January 1999. Mr. Crossman also serves on the Board of Directors of Digital Lifestyles Group, Inc. (DLFG.OB), a publicly traded manufacturer and distributor of personal computers.  Mr. Crossman received his B.S. degree in Mathematics from Vanderbilt University.

Shane Whalen has served as our Chief Operating Officer since April 2003.  Prior to that, Mr. Whalen served as our Vice President of Corporate Development from October 2002 until April 2003.  Prior to joining our company, Mr. Whalen was an independent business consultant from November 2000 until September 2002.  Prior to that, Mr. Whalen served as Chief Operating Officer for Next Generation, LLC, an entertainment production company, from August 1998 until November 2000.  Prior to that, Mr. Whalen served as Manager of Financial Services & Transportation for Accenture Consulting from January 1994 until August 1998.  Mr. Whalen received his B.A. degree in Economics from Vanderbilt University.

Richard A. Quiroga has served as our Vice President of Finance since August 2004. Prior to joining our company, Mr. Quiroga served from 1996 until 2003 as Vice President and Corporate Controller for Earthlink, Inc. in Pasadena, California, a national internet service provider.  Prior to joining Earthlink in 1996, Mr. Quiroga served as the Chief Financial Officer at Thomas Safran and Associates, a Los Angeles based housing developer and property management company.  Prior to that, Mr. Quiroga served as the Chief Financial Officer for two other companies after beginning his public accounting career as an auditor for PriceWaterhouseCoopers, formerly Coopers & Lybrand.  Mr. Quiroga received his B.S. degree in accounting from Loyola Marymount University and is a licensed certified public accountant.

Dean Factor has served as a member of our Board of Directors since April 2004.  Mr. Factor has served as the Chairman of the Board of Directors and Chief Executive Officer of Smashbox Enterprises, which includes Smashbox Studios and Smashbox Cosmetics, since he founded the company in 1990.  Prior to founding Smashbox Enterprises, Mr. Factor was a financial analyst and an inventory analyst with Eldon Industries from 1987 until 1989.  Prior to that, Mr. Factor worked for Drexel Burnham Lambert from 1981 until 1983.  Mr. Factor received his B.S. degree in Business Administration from American University and his M.B.A. from University of Southern California.

Kelly Hoffman has served as a member of our Board of Directors since June 2004.  Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of VTV: Varsity Television, a television company and network dedicated to teenagers, since he founded the company in 1998. Prior to that, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico from 1991 until 1998.  From 1989 until 1991, Mr. Hoffman served in a similar position for Texakoma Financial, an oil and gas partnership that raised capital for acquisition of property in Texas, Louisiana and New Mexico.  Prior to that, Mr. Hoffman served in various sales and marketing positions for PAZ Syndicate, a conglomerate based in Tel Aviv, Israel that owned diverse interests worldwide.  Prior to that, Mr. Hoffman specialized in securing capital from investors for investment in various limited partnerships for the oil and gas industry for Paso Energy.  Prior to that, Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions.  Mr. Hoffman attended Texas Tech University and majored in Business Administration.

Suhail R. Rizvi has served as a member of our Board of Directors since April 2003.  Mr. Rizvi has served as Chairman of the Board of Directors for the Avatar Group, formerly known as Electronic Manufacturing Services, Inc. a Puerto Rico-based manufacturing company, since December 1995.  Mr. Rizvi also serves as a member of the Board of Directors for Varsity Television, a television company and network dedicated to teenagers; Digital Lifestyles Group, Inc. (DLFG.OB), a publicly traded manufacturer and distributor of personal computers; Doublespace Holdings, a brand strategy and web development firm based in New York; and International Sourcing Group, a distributor of electronic components.  Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania.

Vincent Sanfilippo has served as a member of our Board of Directors since July 2003. Mr. Sanfilippo is the Chief Investment Officer and Principal of Urdang Capital Management, Inc., a real estate investment management firm with a portfolio of real estate investments valued at approximately $2 billion.  Mr. Sanfilippo has been responsible for originating or overseeing the acquisition of approximately $3 billion of real estate assets during his 15 years with Urdang.  Mr. Sanfilippo received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania.

Kent Savage has served as a member of our Board of Directors since July 2003. Mr. Savage currently serves as Chief Executive Officer for Digital Lifestyles Group, Inc. (DLFG.OB), a publicly traded manufacturer and distributor of personal computers.  Prior to joining Digital Lifestyles, formerly Northgate Innovations, Inc., in January 2004, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint, Technologies (NASDAQ: TPTI) from September 2002 until February 2003.  Prior to joining TippingPoint, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc., from February 1999 until August 2001.  Prior to joining Netpliance, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business from April 1998 until February 1999.  Prior to joining Cisco, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc., from July 1996 until April 1998.  Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia’s Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

Other Significant Employees

Joe Dahan has served as the President and head designer for our Joe’s Jeans, Inc. subsidiary, or Joe’s, since its formation in February 2001.  Mr. Dahan is responsible for the design, development and marketing of Joe’s products.  Prior to Joe’s, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca from 1996 until 2001.  Azteca, which is owned by two of our significant common stockholders, is one of the world’s largest manufacturers of denim related products.  Prior to his employment with Azteca, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator from 1989 until 1996.

Michel Soultanian has served as our Production Manager since August 2003.  Mr. Soultanian initially joined our company in connection with our acquisition of the Blue Concept division from Azteca, as discussed in “Related Party Transactions” in this Amendment No. 1.  While at Azteca, Mr. Soultanian served as the production manager with the primary responsibility of managing thousands of employees in the United States and Mexico and ensuring the manufacturing of millions of garments per month for brands such as Tommy Hilfiger, Calvin Klein, J. Crew, American Eagle Outfitters and Bongo.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003.  Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 5804 East Slauson Avenue, Commerce, California 90040 or by calling (323) 725-5526.  You may also find a copy of our Code of Business Conduct and Ethics as Exhibit 14 originally filed with our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the SEC on February 28, 2004.

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

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or Exchange Act, is currently comprised of Messrs. Factor, Rizvi, Sanfilippo and Savage.  Mr. Rizvi serves as Chairman of the Audit Committee.  Currently, all Audit Committee members are “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Rizvi has also been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC on a timely basis.  Directors, officers and greater than ten percent beneficial owners are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations that no Form 5s were required, we believe that during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis except as follows: one Form 4 for Samuel J. Furrow relating to one indirect purchase transaction by his spouse was inadvertently not timely filed, one Form 4 for Marc B. Crossman relating to one individual grant of stock option in a prior fiscal year for 2001 was inadvertently not timely filed, two Form 4s for Paul Guez relating to 30 individual sale transactions were inadvertently not timely filed; one Form 4 for Innavation LLC relating to one individual sale transaction was inadvertently not timely filed.

ITEM 11.                                              EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information with respect to compensation for the years ended November 27, 2004, November 29, 2003, and November 30, 2002, respectively, paid to our chief executive officer and our other most highly compensated executive officers as of November 27, 2004.  In this Amendment No. 1, we refer to these individuals as our Named Executive Officers.

Summary Compensation Table

	Year							Long Term Compensation Awards Securities Underlying Options (#)		All Other Compensation ($)

		Annual Compensation
Name and Principal Position		Salary		Bonus		Other Annual Compensation ($)
Samuel J. Furrow, Jr.	2004	$280,770	(1)	$50,000	(2)	$3,209	(3)	250,000		$10,577	(4)
Chief Executive Officer	2003	275,000		—		—		100,000		—
	2002	160,000		—		—		—	(5)	—
Marc B. Crossman	2004	$275,000		—		$12,403	(3)	200,000		—
President and Chief Financial Officer	2003	275,000		—		12,000	(6)	1,000,000		—
	2002	—		—		—		17,874	(7)	—
Richard A. Quiroga	2004	$49,038	(8)	—		$12,403	(3)	100,000		—
Vice President of Finance	2003	—		—		—		—		—
	2002	—		—		—		—		—

Shane Whalen	2004	$125,000		—		—		—		—
Chief Operating Officer	2003	125,000		—		$1,000	(6)	50,000		—
	2002	9,170	(9)	—		—		—	(5)	—

(1)	Mr. Furrow’s annual salary was increased to $300,000 from $275,000 after the September 3, 2004 meeting of the Compensation and Stock Option Committee.
(2)

The Compensation and Stock Option Committee established, on September 3, 2004, a quarterly bonus program for Mr. Furrow, which awards him with a quarterly bonus payment in the amount of $25,000 in the event that we are profitable, as measured at the end of the immediately preceding fiscal quarter. Mr. Furrow was awarded a bonus payment for our performance in the third and fourth quarters of fiscal 2004; however, his fourth quarter bonus payment was made in March 2005, but is reported with his 2004 compensation.

(3)	Represents amounts paid in connection with health insurance premiums in excess of health insurance benefits provided to other non-executive officers and employees.
(4)	Represents payout for accrued but unused vacation time for fiscal 2004 at Mr. Furrow’s daily rate.
(5)	No executive officer received restricted stock awards or option grants during the fiscal year ending November 30, 2002.
(6)	This amount represents payments made in connection with relocation expenses.
(7)	These options were issued in fiscal 2002 in connection with Mr. Crossman’s service during fiscal 2001 and fiscal 2002 as a non-employee member of our Board of Directors.

(8)	Mr. Quiroga commenced employment with us on August 2, 2004 as our Vice President of Finance with an annul salary of $150,000.
(9)	Mr. Whalen commenced employment with us in October 2002 as our Vice President of Corporate Development.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have not entered into any employment or severance agreements with any of our Named Executive Officers.  However, in connection with Mr. Crossman’s option agreement for his grant in May 2003, in the event of a change in control of the company, Mr. Crossman’s options granted prior to the adoption of the 2004 Plan, to the extent not otherwise exercisable, immediately become exercisable.  As of March 25, 2005, all options have vested for Mr. Crossman that are subject to this change in control  provision.  Options granted pursuant to our 2004 Plan contain a change in control provision, which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees.

Stock Option Grants

The following table sets forth the stock options we granted during the fiscal year ended November 27, 2004 to each of our named executive officers.  We have never granted any stock appreciation rights.

Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year term of the options, as mandated by rules of the SEC, and are not indicative of expected share price performance.  Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holders’ continued employment through the vesting period.  The amounts reflected in this table may not necessarily be achieved or may be exceeded.  The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

Option Grants in the Fiscal Year Ended November 27, 2004

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Sh)	Expiration Date
					5% ($)	10% ($)
Samuel J. Furrow, Jr.	250,000	21.8%	$1.60	09/03/14	$252,500	$637,500

Marc B. Crossman	200,000	17.5%	$1.60	09/03/14	$202,000	$510,000

Richard A. Quiroga	100,000	8.7%	$1.55	08/02/14	$97,000	$247,000

Shane Whalen	0	—	—	—	—	—

(1)	The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the date the options were granted.
(2)	The total number of options granted to employees during the year ended November 27, 2004 was 1,145,000.
(3)

As required under the SEC’s rules, amounts represented by hypothetical gains that could be achieved for the respective option if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. If our stock price does not actually increase to a level above the applicable exercise price at the time of exercise, the realized value to the Named Executive Officers from these options will be zero.

Fiscal Year End Option Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 27, 2004.  In addition, the table sets forth the number of shares covered by unexercised stock options held by the Named Executive Officers as November 27, 2004, and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock and the market price of the shares subject to such option as of November 27, 2004.

Aggregated Option Exercises in Fiscal Year Ended November 27, 2004 and Fiscal Year End

Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In- the-Money Options at FY-End ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Samuel J. Furrow, Jr.	0	$0	291,667	208,333	$163,667	$120,833

Marc B. Crossman	0	$0	910,181	333,334	$84,196	$96,667

Richard A. Quiroga	0	$0	12,500	87,500	$7,875	$55,125

Shane Whalen	0	$0	50,000	0	$0	$0

(1)

Value realized is calculated based on a closing price per share of $2.18 for our common stock on November 26, 2004, as reported by the NASDAQ SmallCap Market, less the per share exercise price multiplied by the number of shares issuable upon exercise of the option.

Option Repricing

The following table sets forth information concerning the repricing of options held by Marc Crossman, our Chief Financial Officer, with respect to options that were originally granted in connection with commencement of his employment as our Chief Financial Officer.  However, on the original date of the grant of the options to Mr. Crossman, there were not enough shares authorized under the 2000 Employee Stock Incentive Plan to grant Mr. Crossman the options.  As a result, Mr. Crossman’s options were cancelled and reissued upon stockholder approval of an increase in shares authorized and available for grant under the 2000 Employee Stock Incentive Plan.  The term of the reissued option was 10 years rather than the 20 year term of the original option.

Ten Year Option Repricings

Name and Position	Date	Number of Securities Underlying Options Repriced or Amended (#)	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing or Amendment
Marc B. Crossman President, Chief Financial Officer and Director	5/22/03	1,000,000	$2.60	$2.86	$2.86	19.8 years

401(k) Plan

On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan.  All employees who have worked for us for 30 consecutive days may participate in the 401(k) Profit Sharing Plan and may contribute, subject to statutory limits, up to 100% of their salary to the plan.  Our elective matching contributions may be made on a discretionary basis.  All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so.  Costs of the plan charged to operations were $8,000 for the year ended November 27, 2004 and $20,000 for the year ended November 29, 2003, respectively.

Compensation Committee Interlocks and Insider Participation

During 2004, the Compensation and Stock Option Committee of our Board of Directors, or Compensation Committee, was comprised of Messrs. Rizvi, Factor and Hoffman.  The Compensation Committee is responsible for determining the salaries and incentive compensation of our executive officers and for providing recommendations for the salaries and incentive compensation of all other employees and consultants.  The Compensation Committee also administers our benefit plans, including the 2004 Stock Incentive Plan.  Mr. Rizvi serves as Chairman of the Compensation Committee.  Neither Mr. Rizvi, Mr. Factor nor Mr. Hoffman has served as an executive officer or employee of Innovo Group.  However, beginning in January of 2004, Mr. Furrow, one of our executive officers and a member of our Board of Directors, became a member of the Board of Directors for VTV: Varsity Television, Inc., privately held television company and network dedicated to teenagers, of which Mr. Hoffman currently serves as its Chief Executive Officer.

Compensation of Directors

For fiscal 2004 and pursuant to our 2004 Stock Incentive Plan, each non-employee director received annual compensation at our annual meeting of stockholders following his election as a director in the form of a grant of options to buy common stock.  These options vested on a monthly basis over a period of twelve months from the date of grant and expire ten years from the date of grant.  The exercise price was set at the fair market value of the common stock on the date of grant.  For fiscal 2004, each non-employee director received a grant of options to purchase up to 45,000 shares of our common stock at an exercise price of $1.58 per share.

Prior to fiscal 2004, pursuant to our former 2000 Director Stock Incentive Plan, each non-employee director received an option to buy common stock with an aggregate fair market value of $10,000 with an exercise price is set at 50% of the fair market value of the common stock on the date of grant.  The discount was originally proposed to be in lieu of director fees.  In addition to this stock option compensation, at the annual meeting of stockholders held on May 22, 2003, our Board of Directors voted to compensate all non-employee directors in the form of a cash payment at an annual rate of $12,500 for service as a member of our Board of Directors.  In fiscal 2004, our Board of Directors elected not to compensate all non-employee directors in the form of a cash payment.  Also, as a result of service as members of our Board of Directors for almost a full calendar year prior to receiving any form of compensation, Messrs. Savage and Sanfilippo received an additional grant of options to purchase up to 25,000 shares of our common stock at an exercise price of $1.58 per share.  Members of our Board of Directors who are employees receive no additional compensation for service as member of our Board of Directors.  Members of our Board of Directors who also serve on one or more committees of our Board of Directors do not receive any additional compensation for such service.

After the annual meeting of stockholders we expect to hold in May of 2005, our Board of Directors will meet to discuss compensation arrangements for members of our Board of Directors for service throughout fiscal 2005.  We expect the compensation arrangements to be similar to those for fiscal 2004.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

As our business grows, our Compensation Committee expects to work closely with management to design an executive compensation program to assist us in attracting and retaining needed outstanding executives and senior management personnel. The design and implementation of such program will evolve as needed, but will be based primarily on two elements: (i) providing compensation opportunities that are competitive with competing companies of similar size; and (ii) linking executives’ compensation with our or a division’s financial performance by rewarding the achievement of our short-term and long-term objectives.

The three principal components of the executive compensation program are annual base salary, short-term incentive compensation in the form of performance bonuses payable in cash, and long-term incentive compensation in the form of stock options and other equity awards.  Our executive officers are elected on an annual basis and serve at the discretion of our Board of Directors.  Each compensation package contains a mix of these components.

During fiscal 2004, the Compensation Committee met or acted through written consent a total of five times.  In an effort to recruit a Vice President of Finance who could also serve as our principal accounting officer, the Compensation Committee met to discuss the appropriate base salary and incentive compensation package to recruit and retain such an individual.  As a result, the Compensation Committee unanimously approved Mr. Quiroga’s compensation package, which included a base salary of $150,000 and an incentive stock award of an option to purchase up to 100,000 shares of our common stock vesting ratably over a 24 month period of continued employment.  In light of this new hire, at the September 3, 2004 meeting, the Compensation Committee met to discuss the compensation arrangements for Mr. Furrow and Mr. Crossman, keeping in mind the principal components of our executive compensation program and the recent promotion of Mr. Crossman to the position of President.  Based upon these considerations, the Compensation Committee discussed the base salaries of Mr. Furrow and Mr. Crossman, bonus payments, if any, and incentive compensation in the form of stock option grants.  Based upon individual performance and analysis of compensation for the positions at comparative companies, the contributions and duties of a CEO and the desire to provide incentive to direct the company to profitability, the Compensation

Committee elected to increase the annual base salary for Mr. Furrow by $25,000 from $275,000 to $300,000, establish a quarterly bonus program which would award and pay him a bonus payment in the amount of $25,000 in the event that the company achieved profitability in its third quarter of fiscal 2004 and future quarters, and provided him with an incentive stock award of an option to purchase up to 250,000 shares of our common stock vesting ratably over a 12 month period of continued employment.  The Compensation Committee, in discussing Mr. Crossman’s promotion to President and his previous contributions to the company, elected to continue to pay Mr. Crossman an annual base salary of $275,000, and provide him with an incentive stock award of an option to purchase up to 200,000 shares of our common stock vesting ratably over a 12 month period of continued employment.

Neither Mr. Furrow nor Mr. Crossman has an employment agreement with us, but Mr. Crossman does have a change in control provision in his stock option grant in fiscal 2003 which provides for the immediate vesting of all options to the extent not otherwise exercisable in the event of a change in control of the company, as discussed elsewhere in this Amendment No. 1.  As of March 25, 2005, all options have vested for Mr. Crossman that are subject to this change in control provision.

The SEC requires that this report of the Compensation Committee comment on our policy with respect to Section 162(m) of the Code which limits the deductibility of our tax return of nonperformance-based compensation in excess of $1 million dollars paid to any of our named executive officers.  The Compensation Committee is monitoring the effects of our compensation program with respect to Section 162(m) of the Code.  To date, we have not suffered a loss of compensation as a result of the $1 million dollar limitation.  The Compensation Committee reserves the right to design programs that recognize a full range of performance criteria critical to our success, even where the compensation paid under such programs may not be deductible.

REPORT ON CEO COMPENSATION

Mr. Furrow’s 2004 annual base salary, bonus payment and grant of stock options were based on the overall principles of executive compensation described above.  The Compensation Committee reviewed Mr. Furrow’s compensation and overall assessment of his performance during its September 3, 2004 meeting. As discussed above, the Compensation Committee made adjustments to Mr. Furrow’s base salary, established a bonus program for him and granted him additional stock options in order to recognize the contributions and duties he has performed as a CEO coupled with the desire to provide incentive to direct the company to profitability and current market and organizational considerations.  The Compensation Committee concluded that these modifications to his annual base salary, establishment of a bonus plan and grant of stock options were consistent with the overall performance of the company and industry standards for executives with similar responsibilities in similar companies.

The Compensation and Stock Option Committee:

Suhail R. Rizvi, Chairman of the Compensation and Stock Option Committee

Dean Factor

Kelly Hoffman

Stock Performance Graph

The following graph compares, as of each of the dates indicated, the cumulative total stockholder return for Innovo Group, the Standard and Poor’s 600 SmallCap Index, or S&P 600 Index, and the NASDAQ Stock Market (U.S.) Index, or the NASDAQ Market Index.  Measurement points are the last trading day closest to each of our fiscal years ended November 30, 1999, November 30, 2000, December 1, 2001, November 30, 2002, November 29, 2003 and November 27, 2004. The graph assumes that an initial investment of $100 in our common stock, the S&P 600 Index, the NASDAQ Market Index and assumes reinvestment of any dividends.  The stock price performance on the following graph is not necessary indicative of future stock price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG INNOVO GROUP INC.,

NASDAQ MARKET INDEX AND S&P 500 INDEX

ASSUMES $100 INVESTED ON NOV.30, 1999

ASSUMES DIVIDEND RENVESTED

FISCAL YEAR ENDING NOV.27, 2004

	11/30/99	11/30/00	11/30/01	11/29/02	11/28/03	11/26/04
Innovo Group Inc.	$100.00	$52.03	$125.44	$166.34	$262.40	$139.52
S&P 600	$100.00	$107.72	$120.73	$113.88	$150.07	$183.29
NASDAQ Market Index	$100.00	$83.05	$62.15	$48.64	$64.83	$69.10

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

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as of March 25, 2005 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group.  The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 31,677,810 shares outstanding as of March 25, 2005.  The address for the officers and directors is our corporate office located at 5804 East Slauson Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Samuel J. (Jay) Furrow, Jr. Chief Executive Officer and Director	1,553,271	(1)	4.90%

Marc B. Crossman President, Chief Financial Officer and Director	1,220,348	(2)	3.85%

Shane Whalen Chief Operating Officer	50,000	(3)	*	%

Richard A. Quiroga Vice President of Finance (Principal Accounting Officer)	37,500	(4)	*	%

Samuel J. (Sam) Furrow Chairman of Board of Directors Over 5% Stockholder	3,191,355	(5)	10.07%

Dean Factor Director	51,250	(6)	*	%

Kelly Hoffman Director	41,250	(7)	*	%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Suhail R. Rizvi Director	58,942	(8)	* %

Vincent Sanfilippo Director	71,250	(9)	* %

Kent Savage Director	76,500	(10)	* %

Azteca Production International, Inc. Over 5% Stockholder 5804 East Slauson Avenue Commerce, California 90040	3,713,387	(11)	11.72%

Doweling, Joseph L. III Over 5% Stockholder 540 Madison Ave., 38th Floor New York, NY 10022	1,593,600	(12)	5.03%

Guez, Hubert Over 5% Stockholder 5804 East Slauson Avenue Commerce, California 90040	1,837,287	(13)	5.80%

Guez, Paul Over 5% Stockholder 5804 East Slauson Avenue Commerce, California 90040	3,536,523	(14)	11.16%

Innavation LLC, Seymour Braun, Yardworth Mortgage Corp., and Praha Trust Over 5% Stockholder 110 East 59th Street, Suite 3201 New York, New York 10022	2,547,820	(15)	8.04%

S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, SAC Capital Associates, Sigma Capital Management, LLC, Sigma Capital Associates and Steven A. Cohen Over 5% Stockholder 72 Cummings Point Road Stamford, CT 06902	2,491,173	(16)	7.86%

Stadia Capital, LLC, Enrique Abeyta, John J. Fleming, and Richard J. Swift Over 5% Stockholder 780 Third Avenue, 9th Floor New York, NY 10017	1,597,945	(17)	5.04%

All directors and executive officers, as a group (10 persons)	6,351,666		20.05%

	(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)

*                                         Represents beneficial ownership of less than 1%.

(1)

Includes (i) 1,136,604 shares held for the personal account of Jay Furrow; and (ii) 416,667 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow’s personal account.

(2)

Includes (i) 43,500 shares held for Mr. Crossman’s personal account; and (ii) 1,176,848 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman’s personal account.

(3)	Includes 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Whalen’s personal account.

(4)	Includes 37,500 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Quiroga’s personal account.

(5)

Includes (i) 3,083,598 shares held for the personal account of Sam Furrow; (ii) 15,300 shares held for the account of Mr. Furrow’s spouse; and (iii) 92,457 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow’s personal account. Mr. Furrow disclaims beneficial ownership of such shares held for the account of his spouse.

(6)

Includes (i) 10,000 shares held for the personal account of Dean Factor; (ii) 41,250 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Factor’s personal account.

(7)	Includes 41,250 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman’s personal account.

(8)

Includes (i) 10,000 shares held for the account of R-2 Group Holdings LLC, a limited liability company which Mr. Rizvi serves as managing member; and (ii) 48,942 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi’s personal account. Mr. Rizvi disclaims beneficial ownership of such shares held for the account of R-2 Group Holdings LLC except to the extent of his pecuniary interest in such shares.

(9)

Includes (i) 5,000 shares held for the personal account of Mr. Sanfilippo; and (ii) 66,250 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Sanfilippo’s personal account.

(10)

Includes (i) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (ii) 66,250 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage’s personal account. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

(11)

Includes (i) 2,200,000 shares held for the account of Azteca Production International, Inc., or Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercise sole voting and investment control; and (ii) 1,513,387 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 16, 2005.

(12)

Includes (i) 541,824 shares held for the account of Narragansett I, L.P.; and (ii) 1,051,776 shares held for the account of Narragansett Offshore Ltd. By virtue of his status as sole managing member of entities that have the power to control the investment decisions of Narragansett I, L.P. and Narragansett Offshore Ltd., Mr. Doweling may be deemed to be the beneficial owner of such shares and may be deemed to have the sole power to vote or direct the vote of and sole power to dispose or direct the disposition of such securities. This information is based upon a Schedule 13G filed with the SEC on February 14, 2005

(13)

Includes (i) 23,900 shares held for the personal account of Hubert Guez; (ii) 300,000 shares issuable upon exercise of currently exercisable warrants held for the account of Commerce Investment Group LLC, or Commerce, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control; and (iii) 1,513,387 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 16, 2005.

(14)

Includes (i) 2,200,000 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez and as to which such shares Mr. Paul Guez exercises sole voting and investment control; (ii) 13,218 shares held for the account of Commerce; an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises sole voting and investment control; (iii) 174,101 shares held for the account of S.H.D. Investments, LLC, a California limited liability company for which Mr. Paul Guez serves as President and as to which such shares Mr. Paul Guez exercises sole voting and investment control; and (iv) 1,149,204 shares held for the account of Integrated Apparel Resources, LLC, a California limited liability company jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on March 16, 2005 and a Form 4 filed on March 18, 2005.

(15)

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

(16)

This information is based upon a Schedule 13G/A filed with the SEC on December 31, 2004. S.A.C. Capital Advisors LLC, S.A.C. Capital Management, LLC and Mr. Cohen may be deemed to beneficially own 2,491,173 shares and Sigma Capital Management and Mr. Cohen may be deemed to beneficially own 25,000 shares. Each of S.A.C. Capital Advisors, S.A.C. Capital Management, Sigma Capital Management and Mr. Cohen disclaim beneficial ownership of any of the securities covered in its Schedule 13G/A.

(17)

This information is based upon a Schedule 13G filed with the SEC March 18, 2005. The shares reported are held in the accounts of various private investment funds, the investments of which are managed by Stadia Capital LLC or its affiliate, of which Enrique J. Abeyta, John J. Fleming and Richard J. Swift are managing members.

See Item 5 of this Amendment No. 1 for a discussion of our securities authorized for issuance under our equity compensation plans.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with officers, directors or principal common stockholders of our company be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and all transactions between us and related parties must be approved by our Audit Committee.

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with officers, directors or principal common stockholders of our company be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and all transactions between us and related parties must be approved by our Audit Committee.

Anderson Stock Purchase Agreement

Pursuant to a Stock Purchase Right Award granted in February 1997, our former President, Pat Anderson, purchased 250,000 shares of common stock, or the Award Shares, with payment made by the execution of a non-recourse note, or the Anderson Note, for the exercise price of $2.81 per share, or $703,125 in the aggregate.  The Anderson Note was due, without interest, on April 30, 2002, and was collateralized by the 1997 Award Shares.  On July 18, 2002, our Board of Directors voted in favor of extending the term of the Anderson Note until April 30, 2005.  Ms. Anderson resigned as our President and member of our Board of Directors on September 3, 2004.  As of March 15, 2005, Ms. Anderson has repaid the outstanding balance of the Anderson Note.

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

Purchases of Goods and Services

As required under the terms of the investment by Commerce Group LLC, or Commerce, and its affiliates, our Innovo, Joe’s, and IAA subsidiaries each purchased its craft goods and certain distribution and operational services from Commerce and its affiliates in 2004, 2003 and 2002. The services purchased included but were not limited to accounts receivable collections, certain general accounting functions, inventory management and distribution logistics. The following schedule represents Innovo’s, Joe’s and IAA’s purchases from Commerce and its affiliates during 2004, 2003 and 2002:

	(in thousands)
	2004	2003	2002
Supply agreement	$67,812	$43,993	$12,273
Distribution agreement	203	127	107
Verbal facilities agreement	886	343	25
Interest on related party note payable	863	482	—
Discontinued craft & accessories business segment Supply and Distribution agreement	3,019	3,741	4,164
Earn-out due to Sweet Sportswear	1,566	694	—

Additionally, we are charged an allocation expense from Commerce for expenses associated with us occupying space in Commerce’s Commerce, California facility and the use of general business machines and communication services. These expenses are included in the verbal facilities agreement line above. We also pay to Sweet Sportswear pursuant to an earn-out agreement in connection with the Blue Concept Division acquisition.  The earn-out to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, is calculated on a quarterly basis equal to 2.5% of the gross sales solely attributable to American Eagle Outfitters, Inc., or AEO.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

As part of the acquisition of the Blue Concept Division from Azteca Production International, Inc., or Azteca, in July 2003, IAA and AZT International SA de CV, a Mexico corporation and wholly owned subsidiary of Azteca, or AZT entered into a two-year, renewable, non-exclusive Supply Agreement for products to be sold by the Blue Concept Division.  In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for our purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a “per unit” basis.  In addition, AZT is responsible for all quality defects in merchandise manufactured.  IAA also utilizes AZT to distribute goods manufactured under the Supply Agreement, and has AZT invoice and collect payments from AEO, for goods manufactured in Mexico.

We believe that all the transactions conducted between us and Commerce were completed on terms that were competitive and at market rates.  As of November 27, 2004 and November 29, 2003, the balances due (to) and from Commerce and/or related affiliates are as follows:

	(in thousands)
	2004	2003

Commerce Investment Group	$1,557	$(446)
AZT International SA de CV	56	56
Owenslab Jean, LLC	61	—
Team Pro International	15	—
Blue Concepts, LLC/Yanuk	58	—
	$1,747	$(390)

The approximate $1.6 million aggregate balance due from Commerce in the above table represents and includes advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group.  As of December 6, 2004, Commerce’s estimated WIP which includes raw material such as fabric and trim, based on purchase orders received by us, is approximately $6.8 million.  Upon delivery of these finished goods, the balance due from Commerce of approximately $1.6 million is expected to be applied against any resulting payables due to Commerce.  We have purchased the majority of our products from Commerce and its affiliates.  The loss of Commerce and its affiliates could have a material adverse impact on us.

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

In addition, IAA pays to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez who were parties to the Blue Concept asset purchase agreement, an amount equal to 2.5% of IAA’s net revenues generated as a result of sales to AEO.

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

JD Design, LLC

Pursuant to the license agreement entered into with JD Design, LLC under which we obtained the license rights to Joe’s Jeans, Joe’s is obligated to pay a 3% royalty on the net sales of all products bearing the Joe’s Jeans or JD trademark or logo. For fiscal 2004, fiscal 2003 and fiscal 2002, this amount totaled $548,000, $339,000 and $277,000, respectively. Included in due to related parties on the balance sheet are accrued royalties of $143,000 and $189,000 for fiscal 2004 and fiscal 2003, respectively.

Facility Lease Arrangements

We currently lease office and storage space from a company owned by Sam Furrow, Chairman of our Board of Directors in Knoxville, Tennessee.  In March 2005, we moved from one facility owned by Mr. Furrow, to another facility also owned by Mr. Furrow.  We lease approximately 5,000 square feet of office and warehouse space at a rate of approximately $2,500 per month.  We are presently negotiating a formal written lease for the space.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended November 27, 2004 and November 29, 2003, E&Y billed the approximate fees as further described below.

Audit Fees

Fees for audit services totaled approximately $480,500 for the year ended November 27, 2004 and $528,000 for the year ended November 29, 2003, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents related to registration statements for equity issuances.

Audit-Related Fees

Fees for audit-related services totaled approximately $12,000 for the year ended November 27, 2004 and approximately $63,000 for the year ended November 29, 2003.  Audit related services principally included assistance with internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002, assistance with audit committee meetings and board meetings and consultation on transactions and acquisitions for fiscal 2003.

Tax Fees

Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $129,100 for the year ended November 27, 2004 and approximately $123,000 for the year ended November 29, 2003 and approximately $83,000 for the year ended November 30, 2002.

All Other Fees

There were no other fees for the year ended November 27, 2004 or for the year ended November 29, 2003.

The Audit Committee has adopted a policy which requires the Audit Committee’s pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee approves such services on an on going basis prior to the incurrence of any such audit and non-audit services. The Audit Committee pre-approved all of the audit and non-audit services rendered by E&Y listed above.

The Audit Committee has determined that the services provided by E&Y were compatible with maintaining E&Y’s independence.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

March 28, 2005