Form 10-Q
period 2005-02-26
INNOVO GROUP INC
filed 2005-04-12
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

                                                                     ☐ Yes              ☒ No

As of April 11, 2005, there were 31,677,810 shares of the issuer’s only class of common stock outstanding.

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

Signatures

PART I – FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	02/26/05	11/27/04
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5	$516
Accounts receivable and due from factor, net of allowance for customer credits and allowance of $599 (2005) and $1,022 (2004)	2,379	2,208
Inventories	6,654	5,524
Due from related parties	2,685	1,747
Prepaid expenses and other current assets	458	384
Assets of discontinued operations	2,028	3,131
Total current assets	14,209	13,510

Property and equipment, net	326	270
Goodwill	12,592	12,592
Other intangible assets, net	11,348	11,690
Other assets	90	81

Total assets	$38,565	$38,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,204	$3,243
Due to related parties	51	143
Convertible notes payable, net of discount	3,730	4,132
Note payable to officer	262	439
Current portion of related party long-term debt	673	673
Liabilities of discontinued operations	583	607
Total current liabilities	9,503	9,237

Related party long-term debt	8,627	8,627

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: Authorized 5,000, Issued and outstanding 194 shares (2005) and (2004)

Stockholders’ equity
Common stock, $0.10 par value – 40,000 shares authorized; 30,076 and 29,266 issued; and 29,999 and 29,189 outstanding as of February 26, 2005 and November 27, 2004 respectively	3,008	2,927
Additional paid-in capital	72,936	72,043
Accumulated deficit	(52,218)	(51,400)
Promissory note-former officer	(703)	(703)
Treasury stock, 77 shares	(2,588)	(2,588)
Total stockholders’ equity	20,435	20,279

Total liabilities and stockholders’ equity	$38,565	$38,143

The accompanying notes are an integral part of these financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	02/26/05	02/28/04
	(unaudited)	(unaudited)

Net sales	$23,098	$12,989
Cost of goods sold	18,210	10,992
Gross profit	4,888	1,997

Operating expenses
Selling, general and administrative	4,689	5,823
Depreciation and amortization	376	417
	5,065	6,240
Loss from continuing operations	(177)	(4,243)
Interest expense	(437)	(390)
Other income (expense)	7	(49)
Loss from continuing operations, before taxes	(607)	(4,682)
Income taxes	9	33
Loss from continuing operations	(616)	(4,715)

Discontinued operations, net of tax	(202)	(254)
Net loss	$(818)	$(4,969)

Loss per common share - Basic
Loss from continuing operations	$(0.02)	$(0.18)
Loss from discontinued operations	(0.01)	(0.01)
Loss per common share - Basic	$(0.03)	$(0.19)

Loss per common share - Diluted
Loss from continuing operations	$(0.02)	$(0.18)
Loss from discontinued operations	(0.01)	(0.01)
Loss per common share - Diluted	$(0.03)	$(0.19)

Weighted average shares outstanding
Basic	29,427	25,717
Diluted	29,427	25,717

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	02/26/05	02/28/04
	(unaudited)	(unaudited)

Cash used in continuing activities	$(580)	$(5,655)
Cash (used in) provided by discontinued operations	(106)	213
Net cash used in operating activities	(686)	(5,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment in real estate	—	28
Purchases of property and equipment	(90)	(32)
Net cash used in continuing activities	(90)	(4)
Cash used in discontinued operations	—	—
Net cash used in investing activities	(90)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payables and long-term debt	—	(68)
Payments on note payable to officer	(177)	—
Exercise of stock options	405	—
Exercise of warrants	69	—
Proceeds from issuance of stock, net	—	(48)
Net cash provided by (used in) continuing activities	297	(116)
Cash used by discontinued operations	(32)	(319)
Net cash provided by (used in) financing activities	265	(435)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(511)	(5,881)

CASH AND CASH EQUIVALENTS, at beginning of period	516	7,034

CASH AND CASH EQUIVALENTS, at end of period	$5	$1,153

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three months ended February 26, 2005 and February 28, 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with Innovo Group’s audited consolidated financial statements as of November 27, 2004 contained in Innovo Group’s Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K for the year ended November 27, 2004, or the Annual Report.  Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 26, 2005 are not necessarily indicative of the results anticipated for the entire year ending November 26, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement.  Actual results may differ from those estimates.  The following subsidiaries have been reclassified as discontinued operations:  Innovo, Inc., or Innovo and Leaseall Management, Inc., or Leaseall.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

	02/26/05	11/27/04

Finished goods	$2,721	$3,578
Work in progress	1,571	815
Raw materials	2,809	1,499
	7,101	5,892
Less allowance for obsolescence and slow moving items	(447)	(368)
	$6,654	$5,524

NOTE 3 – RELATED PARTY TRANSACTIONS

Innovo Group has a strategic relationship with two of its significant stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

In July of 2003, under an asset purchase agreement, or APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the APA, IAA entered into a Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, for the purchase of denim products to be sold to AEO.  The APA also contained a provision providing for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, an amount equal to 2.5% of the gross sales solely attributable to sales to AEO during that quarter.

Prior to these agreements, in August 2000, Innovo Group had also entered into a supply agreement and distribution agreement with Commerce.  These agreements provide for the purchase from Commerce of all craft products for its discontinued craft and accessory business manufactured out of Commerce’s facility in Mexico and the distribution of such craft products from Commerce’s Los Angeles distribution facility.  While these agreements are currently still in place, all minimum obligations for the use of the supply and distribution services have been met and Innovo Group has no ongoing obligations under the agreements.  Innovo Group expects to terminate and/or assign these agreements upon the sale of its discontinued craft and accessory subsidiary.

Innovo Group also utilizes space under a verbal arrangement with Azteca for its headquarters and principal executive offices.  Under this arrangement, Innovo Group pays to Azteca an average fee of approximately $78,000 per month for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

In addition to above agreements and arrangements, Innovo Group purchases certain denim finished goods from these affiliated companies through authorized purchase orders.  Innovo Group has classified these purchase orders with the supply agreement transactions.  Innovo Group believes that all the transactions conducted between Innovo Group and Azteca and/or Commerce were completed on terms that were competitive and at market rates.

The following schedule represents purchases from the affiliated companies pursuant to Innovo Group’s relationship with them as follows:

	Three months ended
	(in thousands)
	2/26/2005	2/28/2004
Supply agreement	$14,559	$7,098
Distribution agreement	—	24
Verbal facilities agreement	235	324
Interest on related party note payable	105	396
Discontinued craft & accessories business segment Supply and Distribution agreement	310	654
Earn-out due to Sweet Sportswear	276	147

As of February 26, 2005 and November 27, 2004, respectively, the balance due (to) and due from these related affiliates are as follows:

	(in thousands)
	2/26/2005	11/27/2004

Commerce Investment Group	$2,491	$1,557
AZT International SA de CV	56	56
Owenslab Jean, LLC	61	61
Team Pro International	19	15
Blue Concepts, LLC/Yanuk	58	58
	$2,685	$1,747

The aggregate balances due from Commerce of $2,491,000 and $1,557,000 represent and include advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group as of February 26, 2005 and November 27, 2004, respectively.

NOTE 4 – LOSS FROM DISCONTINUED OPERATIONS

During the third quarter of fiscal 2004, Innovo Group made the decision to market for sale its commercial rental property that served as its former headquarters located in Springfield, Tennessee. During the fourth quarter of fiscal 2004, Innovo Group decided to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of its commercial rental property and its craft and accessory business segment separately as discontinued operations and in the related discussions and comparisons between current and prior fiscal years.

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations for the periods presented are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

February 26, 2005
Cash and cash equivalents	$29	$(1)	$28
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $118 (2005)	288	7	295
Inventories	1,030	—	1,030
Prepaid expenses and other current assets	12	5	17
Property, Plant and Equipment, net	59	599	658

Assets of discontinued operations	$1,418	$610	$2,028

Accounts payable and accrued expenses	$233	$3	$236
Note payable	—	347	347

Liabilities of discontinued operations	$233	$350	$583

November 27, 2004
Cash and cash equivalents	$166	$—	$166
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $250 (2004)	537	6	543
Inventories	1,730	—	1,730
Prepaid expenses and other current assets	25	9	34
Property, Plant and Equipment, net	59	599	658

Assets of discontinued operations	$2,517	$614	$3,131

Accounts payable and accrued expenses	$206	$21	$227
Note payable	—	380	380

Liabilities of discontinued operations	$206	$401	$607

The following table sets forth the loss from discontinued operations for each period.

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

Three months ended February 26, 2005
Net sales	$1,602	$—	$1,602
Pre-tax loss from operations	(140)	(64)	(204)
Income tax		2	2
Discontinued operations, net of tax	$(140)	$(62)	$(202)

Three months ended February 28, 2004
Net sales	$3,615	$—	$3,615
Pre-tax loss from operations	(52)	(194)	(246)
Income tax	(2)	(6)	(8)
Discontinued operations, net of tax	$(54)	$(200)	$(254)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

The Leaseall note payable is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $599,000 at February 26, 2005, including both the land and building value in the aggregate), and by an assignment of key-man life insurance on the former President of Innovo, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee, Innovo Group and certain subsidiaries and the former President of Innovo have also agreed to act as guarantors for the obligations under the loan agreement.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	02/26/05	11/27/04

Promissory note to Azteca (Blue Concepts)	$9,300	$9,300
Less current maturities	673	673
Total long-term debt	$8,627	$8,627

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year unsecured, convertible promissory note for $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  The terms of the transaction further allowed Innovo Group, upon shareholder approval, to convert a portion of the Blue Concept Note into equity.  As a result, on March 5, 2004, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Accordingly, the Blue Concept Note was reduced to $9.3 million.  The shares issued pursuant to the conversion are subject to certain lock-up periods.  The Blue Concept Note is subject to further reduction as a result of other events.

NOTE 6 – DUE FROM FACTOR AND SHORT TERM DEBT

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements, or the Factoring Facilities, with CIT.  Among other terms under the Factoring Facilities, Innovo, IAA or Joe’s has the ability to obtain advances against factored receivables up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer of Innovo, IAA or Joe’s.  In connection with the agreements with CIT, certain assets of Innovo, Joe’s and IAA are pledged to CIT.  The pledged assets include all of its inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

On or about August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first-out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo with an effective date of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Currently, the factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of February 26, 2005, the Chase prime rate was 5.25%.

In addition, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to availability on its line of credit.  Innovo Group also may elect to factor receivables with CIT by using an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment.  Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT.  Further, in the event its loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on its balance sheet as “Due to Factor.”

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon 60 days advanced written notice prior to June 30, 2005 or earlier, provided that the minimum factoring fees have been paid for the respective period.

In November 2004, as further security, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for the Factoring Facilities.  As of February 26, 2005, Innovo Group’s loan balance with CIT was $7,219,000, including a $615,000 balance with Innovo’s discontinued craft and accessory business segment, and $9,761,000 of factored receivables with

CIT, including a $764,000 balance with its discontinued craft and accessory business segment.  As of February 26, 2005, Innovo Group also had one open stand-by letters of credit available for $500,000 and other open letters of credit outstanding in the amount of $31,000 as of February 26, 2005.  Innovo Group also had approximately $1,053,000 of funds available as of February 26, 2005 under its Factoring Facilities.

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	02/26/05	02/28/04

Basic Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$(616)	$(4,715)
Loss from discontinued operations	(202)	(254)
Net income (loss)	$(818)	$(4,969)

Denominator:
Weighted average common shares outstanding	29,427	25,717

Earnings (loss) per Common Share - Basic
Income (loss) from continuing operations	$(0.02)	$(0.18)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$(0.03)	$(0.19)

Diluted Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$(616)	$(4,715)
Loss from discontinued operations	(202)	(254)
Net income (loss)	$(818)	$(4,969)

Denominator:
Weighted average common shares outstanding	29,427	25,717
Effect of dilutive securities:
Options and warrants	—	—
Convertible notes	—	—
Dilutive potential common shares	29,427	25,717

Earnings (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$(0.02)	$(0.18)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$(0.03)	$(0.19)

Potentially dilutive convertible notes, options and warrants in the aggregate of 6,853,066 and 3,912,661 in February 26, 2005 and February 28, 2004, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

NOTE 8 – INCOME TAXES

Innovo Group’s income tax expense for the three months ended February 26, 2005 and February 28, 2004, respectively, represents estimated state income and franchise tax expense.  For the 2005 period, Innovo Group recorded $9,000 of income tax.  For the 2005 and 2004 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 9 – STOCK COMPENSATION

Financial Accounting Standards Board (FASB) Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Statement 123(R) must be adopted no later than July 1, 2005 and Innovo Group will adopt Statement 123(R) by such date.  Innovo Group will adopt the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

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

	Three months ended
	(in thousands, except per share data)
	02/26/05	02/28/04

Net (loss) income as reported	$(818)	$(4,969)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	193	93
Pro forma net (loss) income	$(1,011)	$(5,062)

Net (loss) income per share
As reported - basic	$(0.03)	$(0.19)
As reported - diluted	$(0.03)	$(0.19)

Pro forma - basic	$(0.03)	$(0.20)
Pro forma - diluted	$(0.03)	$(0.20)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2005
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	74.00%	84.00%
Risk-free interest rate	5.00%	3.99%
Expected life of options	4 yrs	4 yrs

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

During the first quarter of fiscal 2005, Innovo Group issued 414,008 shares of its common stock in connection with the exercise of stock options.  These options ranged in exercise price from $1.00 to $1.25 per share.  In addition, during the first quarter of fiscal 2005, Innovo Group granted options to purchase up to 75,000 shares of its common stock to one employee with an exercise price of $4.50.

NOTE 10 – BLUE CONCEPT ACQUISITION

On July 17, 2003, IAA entered into an APA with Azteca, Hubert Guez and Paul Guez, or the Sellers, whereby IAA acquired the division known as the Blue Concept Division of Azteca.  The Blue Concept Division sells primarily denim jeans to AEO, a national retailer.  Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division’s or the Sellers’ existing liabilities. In connection with the purchase of the Blue Concept Division from the Sellers, IAA issued the Blue Concept Note, a seven-year convertible promissory note for $21.8 million.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortizing over the remaining five-year period.  Innovo Group converted a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of its common stock valued at $4.00 per share subject to certain lock-up periods and may issue up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group’s stock price for the thirty day period prior to March 12, 2006.  As a result, the principal amount of the Blue Concept Note was reduced to $9.3 million.

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

As part of the transaction, on July 17, 2003, IAA and AZT entered into a two-year, renewable, non-exclusive Supply Agreement for products to be sold by the Blue Concept Division.  In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a “per unit” basis.   In addition, AZT is responsible for all quality defects in merchandise manufactured.

The acquisition of the Blue Concept Division was accounted for under the purchase method of accounting.  Of the $21.8 million purchase price, $13.2 million was recorded as an intangible asset representing the value of the customer relationship, $361,000 was recorded as an intangible asset representing the fair value of the existing purchase orders at the closing of the acquisition and the balance of the purchase price of $8.32 million was recorded as goodwill.  The purchase price allocation was based upon a third party valuation.  The results of operations of the Blue Concept Division are included in Innovo Group’s condensed consolidated results of operations beginning July 17, 2003.

The value assigned to the existing purchase orders was amortized during 2003 at the time the goods were shipped and the value of the customer list is being amortized over 10 years.  The goodwill is amortizable for income tax purposes.  The acquisition was consummated to enable Innovo Group to expand its private label operations.

NOTE 11 – CONVERTIBLE NOTES AND WARRANTS

During June and October 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $4,385,000.  Innovo Group may also receive up to an additional $989,000 in aggregate gross proceeds in the event of exercise of warrants to purchase up to 548,125 shares of Innovo Group common stock.  The warrants expire in June and October 2009 and are exercisable immediately.  The convertible promissory notes bear interest at a rate of 7.5% per annum and have various maturity dates in June and October 2005.  Innovo Group pays interest only until the maturity date, unless the note is converted or prepaid.  Innovo Group has an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months from the effective date of the note.  However, in the event that Innovo Group elects to prepay all or a portion of the note, a purchaser may elect within three days to convert all or a portion of the note into common stock and thus prevent prepayment of the convertible note.

The following table sets forth the aggregate principal amounts outstanding as of February 26, 2005 and November 27, 2004, respectively, less debt discount, as well as shares of common stock reserved for issuance upon conversion of the notes and the respective weighted average exercise prices.

	(in thousands)		Common shares reserved for conversion		Weighted Averge Conversion Price
Maturity Date	2/26/2005	11/27/2004	2/26/2005	11/27/2004	2/26/2005	11/27/2004

June 2005	$2,000	$2,500	1,362,813	1,733,183	$1.47	$1.44
October 2005	1,885	1,885	826,753	826,753	$2.28	$2.28

Total	3,885	4,385	2,189,566	2,559,936

Less: Debt discount	(155)	(253)

Convertible notes, net of discount	$3,730	$4,132

The value of the warrants at the dates of issuance of $351,000, has been recorded as a debt discount and is being amortized to expense as an interest yield adjustment.  Subsequent to the end of the first quarter of fiscal 2005, three additional convertible note holders converted their notes into shares of common stock, resulting in conversion of an aggregate of $2,265,000 of principal amount of debt and the issuance of 1,479,042 shares of common stock.

NOTE 12 – EXERCISE OF WARRANTS

During the first quarter of fiscal 2005, Innovo Group issued 25,000 shares of its common stock in connection with the partial exercise of a previously issued warrant.  The exercise price for this warrant was $2.75 and resulted in gross proceeds of $68,750.  Subsequent to the end of the first quarter, Innovo Group issued 200,000 shares of its common stock in connection with the exercise of other previously issued warrants.  The exercise prices for these warrants were $2.75 and $1.41 and resulted in aggregate gross proceeds of $382,500.

NOTE 13 – REAL ESTATE TRANSACTIONS

In April 2002, IRI acquired a 30% limited partnership interest in each of 22 separate partnerships.  These partnerships simultaneously acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units, or the Properties.  A portion of the purchase price was paid through the transfer of shares of its 8% Series A Redeemable Cumulative Preferred Stock, or the Series A Preferred Stock, to the sellers of the Properties, or the Preferred Holders.  The balance of the purchase price was paid by Metra Capital, LLC, or Metra Capital, and through proceeds from a Bank of America loan.  Innovo Group originally issued the Series A Preferred Stock to IRI in exchange for all of its shares of common stock.  IRI then acquired a 30% limited partnership interest in each of the 22 separate limited partnerships in exchange for the Series A Preferred Stock, which was then transferred to the Preferred Holders.

During fiscal 2004 and through the first quarter of fiscal 2005, IRI had no operating activity.  Innovo Group has not given accounting recognition to the value of its investment in the limited partnerships, because it has determined that the asset is contingent and will only have value to the extent that cash flow from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Series A Preferred Stock.

In September 2004, Innovo Group, along with certain of the Metra Capital entity affiliates, were sued in the 393rd District Court of Denton County, Texas by the Preferred Holders.  The Preferred Holders claimed, among other allegations against the other defendants, that Innovo Group purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damaged to them.  In October 2004, the Preferred Holders effectively dismissed its claims as to Innovo Group only as defendants, reserving its right to re-file the lawsuit within one year from the date of dismissal.

Innovo Group has been in discussions with legal counsel for the Preferred Holders as well as legal counsel for the Metra Capital affiliates regarding a potential settlement of all claims, whether alleged, known or unknown, which would potentially relieve Innovo Group of all of its obligations for the Series A Preferred Stock.  As of April 12, 2005, the parties have reached an agreement in principal regarding the terms of settlement, but have not yet executed a final settlement agreement.  There can be no assurance that such a settlement can or will take place, but Innovo Group expects to execute the settlement agreement subsequent to the date of this filing.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report of Form 10-K for the year ended November 27, 2004, or collectively, Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three month period ended February 26, 2005 and February 28, 2004, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three month periods ended February 26, 2005 and February 28, 2004.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Discontinued Operations

During the third quarter of fiscal 2004, we made the decision to market for sale our commercial rental property that served as our former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale.  In November 2004, we decided to offer for sale the assets of our craft and accessory business segment conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements and related discussions and comparisons between current and prior fiscal years reflect the results of operations and financial position of our commercial rental property and our craft and accessory business segment separately as a discontinued operation.

Executive Overview

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our products consist primarily of branded and private label denim and denim-related apparel products.  We generally rely on third party manufacturers to manufacture our apparel products for distribution.  We sell our products to numerous retailers, distributors and private label customers around the world.

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

During fiscal 2004, we terminated our Fetish™, Hot Wheels® and Shago® branded apparel licenses and our Bongo® and Fetish™ accessory licenses for our accessory business, which is classified as discontinued activity.  As a result, we have been able to reduce headcount and direct our resources to focus primarily on denim and denim-related apparel.  We believe that this segment of the apparel industry represents our primary strength.  While there can be no assurance that this change will result in profitability, we believe that these changes represent steps for growth and profitability in areas of our proven ability.

Our Principal Sources of Revenue

Our principal products are branded and private label denim and denim-related apparel products which we sell to numerous retail, distribution and private label customers.

Branded Apparel

Our branded apparel business is conducted through our Joe’s and IAA subsidiary.  We produce branded apparel products under license agreements for brands such as Joe’s Jeans® and Betsey Johnson® or as company-owned brands, such as indie™.

Joe’s products are typically part of a collection that includes denim jeans, pants, shirts, sweaters, jackets and are sold domestically and internationally.  Joe’s has historically included in its collection of products, pants in materials other than denim, tops, jackets and men’s denim pants.  In addition, in fiscal 2004, Joe’s introduced a premium line of denim, with premium fabrics, washes and detailing, for the luxury market.

On February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our significant stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim-related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  Our first shipment of Betsey Johnson® product was delivered in October 2004.

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

As part of Commerce’s equity investment in us, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network for our discontinued craft and accessory business segment.  Pursuant to a craft supply agreement and distribution agreement with Commerce, we agreed to purchase all of our craft products from Commerce and to have Commerce distribute these craft products out of its Los Angeles distribution facility.  While these agreements are still in place, all minimum obligations for the use of the supply and distribution services have been met and we have no ongoing obligations under the agreements.  We expect to terminate and/or assign these agreements upon the sale of our discontinued craft and accessory subsidiary.

Our strategic relationship with Commerce allowed us to diversify our product mix and offerings to include apparel products.  Through IAA, we acquired Azteca’s knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.  To further solidify our presence in the apparel market and to complement our existing private label business, in July 2003, we acquired the division known as the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million, or the Blue Concept Note.  In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO.  On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement.  As a result of this conversion, the Blue Concept Note has been reduced to $9.3 million.  As part of the transaction, we entered into another supply agreement with AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, to purchase products sold by our Blue Concept Division.  We also pay to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, pursuant to the purchase agreement in connection with the acquisition, an earn-out, calculated on a quarterly basis, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

By virtue of this strategic relationship, in February 2004, we were able to secure an assignment for the license for women’s denim and denim-related apparel under the Betsey Johnson® brand name from Blue Concept LLC, an entity owned by Paul Guez, for no additional compensation to him.

We currently lease space under a verbal agreement with Azteca for our headquarters and principal executive offices at 5804 E. Slauson Avenue, Commerce, California 90040. This space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca an average fee of approximately $78,000 per month for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(in thousands)
	02/26/05	02/28/04	$ Change	% Change

Net sales	$23,098	$12,989	$10,109	78%
Cost of goods sold	18,210	10,992	7,218	66%
Gross profit	4,888	1,997	2,891	145%
Gross margin	21%	15%	6%	38%

Selling, general & administrative	4,689	5,823	(1,134)	-19%
Depreciation & amortization	376	417	(41)	-10%
Loss from operations	(177)	(4,243)	4,066	-96%

Interest expense	(437)	(390)	(47)	12%
Other income (expense)	7	(49)	56	(A)
Loss from continuing operations, before taxes	(607)	(4,682)	4,075	-87%

Income taxes	9	33	(24)	-73%
Loss from continuing operations	(616)	(4,715)	4,099	-87%

Discontinued operations, net of tax	(202)	(254)	52	-20%

Net Loss	$(818)	$(4,969)	$4,151	-84%

(A) Not Meaningful

Comparison of Three Months Ended February 26, 2005 to Three Months Ended February 28, 2004

Three Months Ended February 26, 2005 Overview

For the three months ended February 26, 2005, or the first quarter of fiscal 2005, our net sales increased to $23,098,000 from $12,989,000 for the three months ended February 28, 2004, or the first quarter fiscal 2004, a 78% increase.  We reduced our loss from continuing operations to $616,000 for the first quarter of fiscal 2005 compared to a loss from continuing operations of $4,715,000 for the first quarter fiscal 2004.

The primary reasons for our reduction in our loss from continuing operations from the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 were the following:

•                  An increase in overall net sales for both our branded and private label apparel products;

•                  An increase in gross margins in our branded apparel products;

•                  Lower SG&A expenses due to headcount reductions and lower advertising expenses from our terminated branded apparel licenses; and

•                  Lower depreciation and amortization costs.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	(in thousands)
	02/26/05	02/28/04	Change	% Change
Net Sales
Branded	$6,109	$4,665	$1,444	31%
Private label	16,989	8,324	8,665	104%

	23,098	12,989	10,109	78%

Gross Profit
Branded	$2,495	$702	$1,793	255%
Private label	2,393	1,295	1,098	85%

	4,888	1,997	2,891	145%

Gross Margin
Branded	41%	15%
Private label	14%	16%

Overall	21%	15%

Net Sales

Our net sales increased to $23,098,000 for the first quarter of fiscal 2005 from $12,989,000 for the first quarter of fiscal 2004, a 78% increase.  The primary reasons for this increase in our net sales were due to:  (i) increased sales to our private label customers in the apparel segment; (ii) growth in sales of Joe’s Jeans® in both the domestic and international markets; (iii) overall strong demand for denim apparel products in the marketplace; and (iv) improved overall production and delivery performance compared to the first quarter of fiscal 2004.

Branded Apparel

Our net sales of branded apparel increased to $6,109,000 for the first quarter of fiscal 2005 from $4,665,000 for the first quarter of fiscal 2004, a 31% increase.  Our Joe’s® branded apparel represented a significant portion of our overall branded apparel net sales for the first quarter of fiscal 2005.  More specifically, net sales for our Joe’s® branded apparel increased to $5,241,000 for the first quarter of fiscal 2005 from $1,670,000 for the first quarter of fiscal 2004, a 214% increase, as a result of increased sales in both the domestic and international markets, overall strong demand for denim apparel products, and our improved production and delivery performance compared to the first quarter of fiscal 2004.  However, even with improved production and delivery performance, we were unable to meet the unexpectedly high demand for our Joe’s® branded apparel for the first quarter of fiscal 2005 due to the requisite timelines required to acquire the necessary fabrics to meet the demand and to produce the goods.  This resulted in a sell out of all our Joe’s® branded apparel inventory during this quarter.  This increase in our overall branded net sales was partially offset by $2,700,000 of net sales in the first quarter of fiscal 2004 from terminated branded apparel licenses that we did not have in the first quarter of fiscal 2005.  However, in the first quarter of fiscal 2005, we had $600,000 of net sales attributable to our Betsey Johnson® and indie™ product lines which we did not have in the first quarter of fiscal 2004.

We introduced our Betsey Johnson® products to the buyers of department stores and better specialty stores in the third quarter of fiscal 2004 and our first shipment was delivered in October 2004.  In the fourth quarter of fiscal 2004, we took initial orders for our indie™ branded apparel which shipped in January of 2005.

Private Label Apparel

Private label apparel sales increased to $16,989,000 for the first quarter of fiscal 2005 from $8,324,000 for the first quarter of fiscal 2004, a 104% increase.  The increase is attributable to increased demands and inventory levels in stores from all of our private label customers due to strong demand for denim in the marketplace.

Gross Profit

Our gross profit increased to $4,888,000 for the first quarter of fiscal 2005 from $1,997,000 for the first quarter of fiscal 2004, a 145% increase.  Our gross margin increased to 21% for the first quarter of fiscal 2005 from 15%, a 6% improvement.  This overall gross margin improvement for the first quarter of fiscal 2005 was primarily attributable to improved gross margins from our branded apparel products due to (i) strong sales of our Joe’s branded apparel; (ii) a price increase for Joe’s products for the first quarter of fiscal 2005 compared to the price for Joe’s products in the first quarter of fiscal 2004; and (iii) in the first quarter of fiscal 2004, net sales to discounters at cost in order to reduce slow moving and excess inventory.  Our branded apparel gross margin increase was partially offset by a 2% decrease in gross margins for our private label apparel products in the first quarter of fiscal 2005 from the first quarter of fiscal 2004.

Branded Apparel

Branded apparel gross profit increased to $2,495,000 for the first quarter of fiscal 2005 from a gross profit of $702,000 for the first quarter of fiscal 2004, a 255% increase.  Branded apparel gross margins increased to 41% for the first quarter of fiscal 2005 from 15% for the first quarter of fiscal 2004.

Our branded apparel gross margin increase for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to (i) stronger sales of our Joe’s branded apparel products; (ii) a price increase for Joe’s products for the first quarter of fiscal 2005 compared to the price in the first quarter of fiscal 2004; and (iii) in the first quarter of fiscal 2004, net sales to discounters at cost in order to reduce slow moving and excess inventory, which lowered our gross margins.

Private Label Apparel

Private label apparel gross profit increased to $2,393,000 for the first quarter of fiscal 2005 from $1,295,000 for the first quarter of fiscal 2004, an 85% increase.  Private label gross margin decreased to 14% for the first quarter of fiscal 2005 compared to 16% for the first quarter of fiscal 2004.  This decrease in private label gross margin is attributable to certain sales in the first quarter of fiscal 2005 to domestic discounters at cost in order to reduce our slow-moving and excess inventory balances, as well as sales to AEO at a fixed gross margin of 15% under our supply agreement with AZT.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses decreased to $4,689,000 for the first quarter of fiscal 2005 from $5,823,000 for the first quarter of fiscal 2004, a 19% decrease.

The SG&A decrease in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is largely a result of the following factors: (i) a decrease in employee costs and related benefits of $475,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to a reduction in headcount associated with the prior termination of our Fetish™ and Shago® license agreements; and (ii) a decrease in advertising expenses of $517,000 for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as a result of no longer having any advertising expenses associated with the Fetish™ and Shago® license agreements.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased to $376,000 for the first quarter of fiscal 2005 from $417,000 for the first quarter of fiscal 2004, a 10% decrease.  The decrease was primarily attributable to greater depreciation and amortization costs associated with the Blue Concept Division acquisition from Azteca in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2005.

Interest Expense

Our combined interest expense increased to $437,000 for the first quarter of fiscal 2005 from $390,000 for the first quarter of fiscal 2004, a 12% increase.  Our interest expense is primarily associated with: (i) $115,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs; (ii) $138,000 of interest expense incurred as a result of the $9,300,000 long-term note issued as a part of the purchase of the Blue Concept Division in July of 2003; (iii) $16,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $173,000 of interest on $4,385,0000 of convertible notes, including amortization of deferred financing cost, which we did not have in the first quarter of fiscal 2004.

Other Expense (Income)

For the first quarter of fiscal 2005, other income, net of expense was $7,000 compared to net other expense of $49,000 for the first quarter of fiscal 2004.  This decrease is primarily a result of a foreign currency translation loss of $55,000 we recorded in the first quarter of fiscal 2004 associated with our dissolved Joe’s Jeans Japan subsidiary.

Income (loss) from Continuing Operations

We generated a loss from continuing operations of $616,000 for the first quarter of fiscal 2005 compared to a loss from continuing operations of $4,715,000 for the first quarter of fiscal 2004.  Our reduction in our loss from continuing operations for our first quarter of fiscal 2005 compared to the loss from continuing operations for our first quarter of fiscal 2004 is largely the result of the following factors:  (i) an increase in overall net sales for both our branded and private label apparel products; (ii) an increase in gross margins in our branded apparel products; (iii) lower SG&A expenses due to headcount reductions and lower advertising expenses from our terminated branded apparel licenses; and (iv) lower depreciation and amortization costs.

Discontinued Operations

During the third quarter of fiscal 2004, we made the decision to market for sale our commercial rental property that served as our former headquarters located in Springfield, Tennessee.  In November 2004, our fourth quarter of fiscal 2004, we decided to offer for sale the remaining assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and financial position of our commercial rental property and our craft and accessory business segment are reported as discontinued operations.  The following is a summary of loss and other information of our discontinued operations for the periods presented:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

Three months ended February 26, 2005
Net sales	$1,602	$—	$1,602
Pre-tax loss from operations	(140)	(64)	(204)
Income tax		2	2
Discontinued operations, net of tax	$(140)	$(62)	$(202)

Three months ended February 28, 2004
Net sales	$3,615	$—	$3,615
Pre-tax loss from operations	(52)	(194)	(246)
Income tax	(2)	(6)	(8)
Discontinued operations, net of tax	$(54)	$(200)	$(254)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash flows from operations; (ii) trade payables credit from vendors and related parties; (iii) equity financings and/or sales of convertible promissory notes and warrants; and (iv) borrowings from the factoring of accounts receivable and borrowing against inventory.  Cash used in continuing operating activities was $580,000 for the first quarter of fiscal 2005 compared to $5,655,000 for the first quarter of fiscal 2004.  During the period, we used cash to fund our operating expenses and purchase inventory.  Cash used in continuing operating activities, combined with $90,000 of cash used in investing in continuing operating activities was funded by $516,000 of cash on hand at the beginning of our first quarter of fiscal 2005 and $297,000 of net cash provided by financing continuing operating activities during the first quarter of fiscal 2005.  Our cash balance was $5,000 as of February 26, 2005.  We also had approximately $1,053,000 of funds available as of February 26, 2005 under our factoring facilities with CIT.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior members of management and from members of our Board of Directors.

Our primary capital needs are for our operating expenses, working capital necessary to fund inventory purchases and extensions of our trade credit to our customers.  For the remainder of fiscal 2005, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based credit facilities with CIT; (ii) utilizing cash flows from operations; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; (v) increasing collection efforts on existing accounts receivables; and (vi) reducing the trade credit we extend to our customers.  We will also use the aggregate gross proceeds we received after February 26, 2005 in the amount of $1,100,000 from the repayment of a promissory note owed by our former President in the amount of $703,000 and proceeds to us from the exercise of common stock purchase warrants.

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

On or about August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first-out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo with an effective date of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Currently, the factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of February 26, 2005, the Chase prime rate was 5.25%.

In addition, we have also established a letter of credit facility with CIT to allow us to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to our availability on our line of credit.  We also may elect to factor our receivables with CIT by utilizing an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by us, depending upon the interest rate adjustment.  We record our accounts receivable on the balance sheet net of receivables factored with CIT.  Further, in the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as “Due to Factor.”

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon 60 days advanced written notice prior to June 30, 2005 or earlier, provided that the minimum factoring fees have been paid for the respective period.

In November 2004, as further security, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for our Factoring Facilities.  As of February 26, 2005, our loan balance with CIT was $7,219,000, including a $615,000 balance with our discontinued craft and accessory business segment, and $9,761,000 of factored receivables with CIT, including a $764,000 balance with our discontinued craft and accessory business segment.  We had one open stand-by letters of credit available for $500,000 and other open letters of credit outstanding in the amount of $31,000 as of February 26, 2005.  We also had approximately $1,053,000 of funds available as of February 26, 2005 under our Factoring Facilities.

Based on our cash on hand and proceeds received subsequent to quarter end, projected results for the remainder of fiscal 2005, and availability on our CIT financing facilities, we believe that we have the working capital resources necessary to meet the operational needs associated with our anticipated internal growth for fiscal 2005.  Management further believes that the losses are being reduced in a manner that will allow working capital to be used for continued growth.

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

Short-Term Debt

Crossman Loan

In February 2003, we entered into two separate loan agreements with Marc Crossman, then a member of our board of directors and now also our President and Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000.  Our disinterested directors approved the loans from Mr. Crossman.  In October 2004, upon approval by the Audit Committee, the parties executed an Amended and Restated Promissory Note and Security Agreement, or Restated Note, regarding the repayment of the aggregate principal amount of $500,000 plus unpaid and accrued interest and interest thereon at the interest rate of 10% and calls for repayment of principal and interest on a weekly basis over a nine month period.  We may prepay the Restated Note, at any time, without penalty during the nine months.  The Restated Note is secured by a subordinated security interest in all goods, equipment, inventory, contract rights and general intangibles.  The balance outstanding as of February 26, 2005 is $262,000.

Convertible Notes and Common Stock Purchase Warrants

On June 15, 2004 and September 27, 2004, our Board of Directors authorized us to raise up to $5,500,000 through the sale of convertible promissory notes and common stock purchase warrants.  In June and October 2004, we executed substantially similar agreements for the sale of convertible promissory notes and common stock purchase warrants with various purchasers.  The sale of these notes resulted in aggregate gross proceeds of $4,385,000 immediately and up to an additional $989,000 in aggregate gross proceeds in the event of exercise of the warrants issued in connection with the notes.

The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has various maturity dates in June and October of 2005.  The convertible promissory note is convertible at any time from the date of issuance into shares of our common stock at a price per share of ranging from $1.35 to $2.28.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  We have an option to make one prepayment of the note, in whole or in part, without penalty at any time after three months from the effective date of the note.  However, in the event that we elect to prepay all or a portion of the convertible note, a purchaser may elect within three days to convert all or a portion of the note into common stock and thus prevent our prepayment of the convertible note.

Each purchaser was also issued warrants to purchase shares of our common stock.  The number of shares that the purchaser is eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants range from $1.35 to $2.28 on a per share basis.  The warrants expire five years from the date of issuance and are exercisable immediately.

During the first quarter of fiscal 2005, one convertible note holder converted his note into shares of common stock.  As a result, we issued 370,370 shares of stock in connection with the conversion of $500,000 in principal amount at a conversion price of $1.35.  As of February 26, 2005, the aggregate principal balance outstanding under the notes was $3,885,000, which such principal amount converts into an aggregate of 2,189,566 shares of common stock.

Subsequent to the end of the first quarter, three additional convertible note holders converted their notes into shares of common stock, resulting in the conversion of an aggregate of $2,265,000 of principal amount of debt and the issuance of 1,479,042 shares of common stock.  As of April 8, 2005, the aggregate principal balance outstanding under the notes was $1,620,000, which such principal amount converts into an aggregate of 710,524 shares of common stock.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	02/26/05	11/27/04
Promissory note to Azteca (Blue Concepts)	$9,300	$9,300
Less current maturities	673	673
Total long-term debt	$8,627	$8,627

Blue Concept Acquisition and Note

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

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the asset purchase agreement, or APA, allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met, resulting in no reduction in the purchase price.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to us.  For these purposes, the locked-up shares will be valued at $4.00 per share.  Under the APA, we had additional protections during the 12 month period following the closing that have been removed.

In the event the revenues of the Blue Concept Division decrease to $35 million or less during Period II, IAA will have the right to sell the purchased assets back to Azteca, and Azteca will have the right to buy back the purchased assets for the remaining balance of the Blue Concept Note and any and all locked-up shares will be returned to us.

Discontinued Operations

Springfield Property Loan and Liability from Discontinued Operations – Leaseall Management, Inc.

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

Acquisition

Blue Concept Division Acquisition

On July 17, 2003, IAA entered into an APA with Azteca, Hubert Guez and Paul Guez, whereby IAA acquired the Blue Concept Division of Azteca.  The Blue Concept Division sells primarily denim jeans to AEO, a national retailer.  Hubert Guez and Paul Guez, two of our substantial stockholders and parties to the APA, together have a controlling interest in Azteca.

Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division’s or Azteca’s existing liabilities.  The purchase price was paid through the issuance of a seven-year convertible promissory note referred to as the Blue Concept Note, as discussed above.  In March 2004, the Blue Concept Note was reduced from $21.8 million to $9.3 million.  Under the terms of the APA, IAA pays to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, parties to the APA, an amount equal to 2.5% of IAA’s gross sales generated as a result of sales to AEO.

As part of the transaction, IAA and AZT entered into a two-year, renewable, non-exclusive supply agreement, or Supply Agreement, for products to be sold by our Blue Concept Division.  Under the terms of the Supply Agreement, we have agreed to market and sell the products to be purchased from

AZT to certain of our customers, more particularly the customers of our Blue Concept Division.  In addition to the customary obligations, the Supply Agreement required that:  (i) we will submit written purchase orders to AZT on a monthly basis specifying (x) the products to be supplied, and (y) a specified shipping date for products to be shipped; (ii) we will give AZT reasonable time allowances upon placing its purchase orders with AZT prior to delivery of the products by AZT; (iii) AZT will receive payment immediately upon receipt by us of invoices for our purchase orders; (iv) we will have a guaranteed profit margin on a “per unit” basis of 15%; and (v) the products to be supplied shall be subject to quality control measures by us and by the customer of the Blue Concept Division.

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

Terminated License Agreements

Fetish™ by Eve

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement with Blondie Rockwell, Inc., or Blondie, the licensor of entertainment personality Eve’s Fetish™ mark, for use of the Fetish™ mark with the production and distribution of branded apparel and accessory products for the United States, its territories and possessions.  After re-evaluation of our non-denim branded apparel licenses, on May 25, 2004, the parties executed a definitive Settlement Agreement and Release to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish™ mark.  Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004.  We paid to Blondie a termination fee, which included unpaid owed royalties, totaling $837,000 with no further obligation to pay any additional royalties on sales from the 2004 Fetish™ summer line, excess apparel inventory or unsold or returned merchandise.  In addition, we had the right to finish the production, marketing, distribution and sale of Fetish™ accessories identified in the Settlement Agreement through March 31, 2005, and paid an 8% royalty on all such accessory sales.  On March 31, 2005, the parties agreed to a 30-day extension to complete sales of remaining Fetish™ accessory inventory.

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

Shago®

On August 1, 2002, IAA entered into an exclusive 42-month worldwide agreement with LBW, Inc. for the Bow Wow license, granting IAA the right to produce and market products featuring the Shago® mark and other professional names, visual images or representations based upon the real life image of the artist known as “Lil’ Bow Wow.”  After re-evaluation of our non-denim branded apparel licenses, on or about October 1, 2004, IAA entered into a settlement and release agreement for the mutual termination for the license to manufacture and sell toddler, boys, girls, and junior apparel and coordinating accessories featuring the Shago® mark and release.  Pursuant to the settlement agreement, IAA was obligated to pay an aggregate amount of $146,000 of unpaid owed royalties to LBW in exchange for the immediate termination and mutual release by the parties.  All unpaid owed royalties have been paid and no further obligations exist.  At the time of the settlement agreement, there was no significant Shago® inventory remaining.

Bongo®

On March 26, 2001, our discontinued craft and accessory business segment, Innovo, entered into a license agreement for the right to design, manufacture and distribute bags and small leather/pvc goods bearing the Bongo® mark.  The license agreement was amended effective as of April 1, 2003 to extend the terms of the license agreement to March 31, 2007.  After a re-evaluation of our craft and accessory business segment, on September 1, 2004, Innovo executed a letter agreement, with IP Holdings LLC, the assignee of the Bongo® mark, to provide for the early termination of its license on December 31, 2004.  In addition, the parties agreed to a reduced royalty rate of two and one-half percent on net sales instead of the five percent royalty rate in the original license agreement for product shipped between August 1, 2004 and December 31, 2004 and a two percent advertising royalty on net sales.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in “Note 2 – Summary of Significant Accounting Policies” of our notes to consolidated financial statements included in our Annual Report are also important to an understanding of our financial statements.  We believe that following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

The balance in the allowance for customer credits and other allowances was $599,000 compared to $1,022,000 as of February 26, 2005 and November 27, 2004, respectively.

Inventory

We continually evaluate the composition of our inventories, assessing slow-turning, ongoing products as well as products from prior seasons.  Market value of distressed inventory is valued based on historical sales trends or our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory.  Significant changes in market values could cause us to record additional inventory markdowns.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet.  Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.  Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.  Reserves are also estimated for ongoing audits regarding Federal and state issues that are currently unresolved.  We routinely monitor the potential impact of these situations.

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

Item 3.    Quantitative and Qualitative Information About Market Risk.

We are exposed to certain market risks arising from transactions in the normal course of our business, and from debt incurred in connection with the acquisition of the Blue Concept Division from Azteca.  Such risk is principally associated with interest rate and changes in our credit standing.

Interest Rate Risk

Our long-term debt bears a fixed interest rate.  However, because our obligation under our receivable and inventory financing agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates.  A 1% increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues translated into U.S. dollars.

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

Manufacturing and Distribution Relationships

We purchase a significant portion of finished goods from Azteca, Commerce and its affiliates and obtain credit terms which we believe are favorable.  The loss of Azteca, Commerce as a vendor, or material changes to the terms, could have an adverse impact on our business.  Azteca, Commerce and its affiliates are controlled by two of our significant stockholders, Hubert Guez and Paul Guez.

Our products are manufactured by contractors located in Los Angeles, Mexico, Europe and/or Asia, including Hong Kong, China, Korea, Vietnam, Turkey, and India.  The products are then distributed out of Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca or affiliates of Commerce and Azteca.

Item 4.    Controls and Procedures.

As of February 26, 2005, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.  Based upon the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of February 26, 2005.

Fiscal 2004 Material Weaknesses. In anticipation of management’s report on our assessment over our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, management began examining each of our key processes in November 2004.  As a result of our examination of these processes and management’s review, in January 2005, we identified areas requiring further review and analysis: (1) our process to establish the proper valuation and estimation process for recording the reserves for excess and obsolete inventory and the allowance for customer credits and returns; and (2) our information technology system design and application policies and procedures.

Material Weakness #1 and Remediation.  While the deficiencies in our process to establish the proper valuation and estimation process for recording the reserves for excess and obsolete inventory and the allowance for customer credits and returns were resolved during February 2005, this deficiency resulted in the recording of adjustments which were considered to be material and thus constituted a material weakness.  During the first quarter of fiscal 2005, management took the following steps to remediate weaknesses in our procedure for establishing the proper valuation and recording reserves for excess and obsolete inventory by implementing a new control procedure between January 2005 and February 2005, which included:

(i)            reviewing inventory levels, styles, and slow-moving and obsolete inventory at the end of each month and on a quarterly basis;

(ii)           utilizing a standardized methodology for valuation of inventory;

(iii)          accounting personnel preparation of worksheets; and

(iv)          management level review and sign-off on the worksheets.

Further, management has taken steps to remediate weaknesses in our procedures for recording reserves related to allowances for customer returns and other credits by implementing a new control procedure between January 2005 and February 2005, which included:

(i)            reviewing accounts receivable subsidiary ledgers in aged accounts receivable reports by customer and subsequent credit activity on a monthly or quarterly basis;

(ii)           utilizing a standardized methodology for credit allowances;

(iii)          accounting personnel preparation of worksheets; and

(iv)          management level review and sign-off on the worksheets.

Finally, management has taken steps to remediate weaknesses in our procedures for estimating reserves for future chargebacks by implementing a new control procedure between January 2005 and February 2005, which included:

(i)            creating a report of historical chargebacks for a 6-12 month period on a subsidiary and/or large customer basis from our factoring lender statements;

(ii)           calculating a ratio of chargebacks to net sales and applying that ratio to a factored ageing report from our factoring lender;

(iii)          sorting our chargebacks by reason code for calculating a percentage of chargebacks with actual return of merchandise or non-returns;

(iv)          applying the ratio to our factored ageing report to create an estimate of chargebacks based upon historical data;

(v)           modifying the estimate based upon known subsequent events;

(vi)          accounting personnel preparation of worksheet with supporting data; and

(vii)         management level review and sign-off on the worksheets.

Material Weakness #2 and Remediation.  With respect to the deficiencies in our information technology system design and application policies and procedures, we have assigned the highest priority to improving our information technology related deficiencies.  Our outlined steps for remediation include the following:

(i)            limiting access to certain areas of software programs to users by job function and password protection;

(ii)           segregating software programs on exclusive internal servers with limited access by employees and consultants;

(iii)          making changes to software programs in a controlled and tested environment that include phases of implementation of changes and testing changes for accuracy prior to release to users; and

(iv)          increasing staffing within the information technology department to ensure segregation of duties and responsibilities.

We began implementing these remedial steps during the first quarter of fiscal 2005 and expect to have the implementation process completed during the current fiscal year.  Although no fraud to our knowledge has been committed by personnel or consultants who should not have access to certain databases, we have already taken certain remedial steps to ensure the security and integrity of our books and records.  The steps we have already taken to ensure the security and integrity of our books and records include: (i) not relying on the automated controls in our information technology applications by utilizing our accounting department to review and analyze detailed transaction reports generated from systems and comparing such reports to the actual transactions; and (ii) manually reviewing and analyzing detailed costing and gross margin reports to identify any significant or unusual relationships or fluctuations in numbers.

Other than the remedial steps described above, there have been no changes in our internal control over financial reporting during the quarter ended February 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls.

First Quarter of Fiscal 2005 Financial Statements.  Because of the remediation steps and other compensating controls, none of these identified weaknesses has affected previously published financial statements and there have been no changes to any reported financial results, including the results contained in this Quarterly Report, that have been released by us as a result of these deficiencies.

Fiscal 2005 Outlook and SOX 404.  We believe that the material weaknesses and the remediation process we commenced during the first quarter of fiscal 2005, when considered with other control deficiencies that could potentially be identified in subsequent phases of testing and validation for SOX 404 compliance, may result in the finding of other separate and distinct material weaknesses in our disclosure controls and procedures and internal controls.  We have assigned the highest priority to compliance with SOX 404.  We have engaged an outside consulting firm to assist us with our evaluation of our disclosure controls and procedures, including our information technology controls and processes, and the subsequent documentation and testing phases necessary to fully evaluate and ensure compliance.  Our management and audit committee have committed what they believe to be sufficient resources to meet compliance requirements; however, there can be no assurance that all control deficiencies will be remediated before the end of fiscal 2005 or that the unresolved deficiencies will not rise to the level of material weaknesses.

Item 9A of our Annual Report for the fiscal year ended November 27, 2004.  The material weaknesses identified and discussed above were previously disclosed in our Annual Report filed with the SEC on February 25, 2005.  In light of management’s assessment of our disclosure controls and procedures as for the first quarter ended February 26, 2005, we are in the process of re-evaluating our assessment relative to our disclosure controls and procedures as of November 27, 2004 and anticipate filing an amendment to our Annual Report to be consistent with our discussion above.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are a party to lawsuits and other contingencies in the ordinary course of our business.  We do not believe that it is probable that the outcome of any individual action would have adverse effect in the aggregate on our financial condition.  We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on our financial condition.

In August 2004, we and our subsidiary, IRI, along with several other defendants, were sued in the 393rd District Court of Denton County, Texas, in the matter styled American Realty Investors, Inc., et al. v. Innovo Realty, Inc., et al., Cause No. 2004-60231-393.  See “Item 3 – Other Information” for additional information about a potential settlement agreement regarding this lawsuit.

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

(a)           We did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

Real Estate Transactions

In April 2002, our IRI subsidiary acquired a 30% limited partnership interest in each of 22 separate partnerships.  These partnerships simultaneously acquired 28 apartment complexes at various locations throughout the United States consisting of approximately 4,000 apartment units, or Properties.  A portion of the purchase price was paid through the transfer of shares of our 8% Series A Redeemable Cumulative Preferred Stock, or the Series A Preferred Stock, to the sellers of the Properties, or the Preferred Holders.  The balance of the purchase price was paid by Metra Capital, LLC, or Metra Capital, and through proceeds from a Bank of America loan.  We originally issued the Series A Preferred Stock to IRI in exchange for all of its shares of common stock.  IRI then acquired a 30% limited partnership interest in each of the 22 separate limited partnerships in exchange for the Series A Preferred Stock, which was then transferred to the Preferred Holders.

During fiscal 2004 and through the first quarter of fiscal 2005, IRI had no operating activity.  We have not given accounting recognition to the value of its investment in the limited partnerships, because it has determined that the asset is contingent and will only have value to the extent that cash flow from the operations of the properties or from the sale of underlying assets is in excess of the 8% coupon and redemption of the Series A Preferred Stock.

In September 2004, we, along with certain of the Metra Capital entity affiliates, were sued in the 393rd District Court of Denton County, Texas by the Preferred Holders.  The Preferred Holders claimed, among other allegations against the other defendants, that we purportedly failed to enforce their rights regarding the collection, deposit and payment of funds from other defendants, and that such purported failures have allegedly caused damaged to them.  In October 2004, the Preferred Holders effectively dismissed its claims as to us only as defendants, reserving its right to re-file the lawsuit within one year from the date of dismissal.  We have been in discussions with legal counsel for the Preferred Holders as well as legal counsel for the Metra Capital affiliates regarding a potential settlement of all claims, whether alleged, known or unknown, which would potentially relieve us of all of our obligations for the Series A Preferred Stock.  As of April 12, 2005, the parties have reached an agreement in principal regarding the terms of settlement, but have not yet executed a final settlement agreement.  There can be no assurance that such a settlement can or will take place, but we expect to execute the settlement agreement subsequent to the date of this filing.

(b)           There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, including adoption of procedures by which our stockholders may recommend nominees to the our board of directors.

Item 6.    Exhibits.

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

INNOVO GROUP INC.

April 12, 2005	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr.
Chief Executive Officer (Principal Executive Officer) and Director

April 12, 2005	/s/ Marc B. Crossman
Marc B. Crossman
President, Chief Financial Officer (Principal Financial Officer) and Director

April 12, 2005	/s/ Richard A. Quiroga
Richard A. Quiroga
Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002