Form 10-K/A
period 2004-11-27
INNOVO GROUP INC
filed 2005-04-28
CIK 844143

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

The number of shares of the registrant’s common stock outstanding as of April 20, 2005 was 31,837,810.

Documents incorporated by reference: None.

Explanatory Note

                This Amendment No. 2 on Form 10-K/A, or Amendment No. 2, is being filed by Innovo Group Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 27, 2004 filed with the Securities and Exchange Commission, or SEC, on February 25, 2005, or the Initial Report, and our Amendment No. 1 to the Initial Report filed with the SEC on March 28, 2005, or Amendment No. 1, to amend our Initial Report to be consistent with our discussion contained in Item 4 of our Quarterly Report on Form 10-Q for the first quarter ended February 26, 2005 relative to management’s evaluation of our assessment of our disclosure controls and procedures for such period and re-evaluation of our disclosure controls and procedures for the fiscal year ended November 27, 2004.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 9A of Part II of the Initial Report is hereby deleted in its entirety and replaced with the following Item 9A of Part II as set forth below, and Part IV is amended to add the exhibits set forth in such exhibit list to be filed herewith.  This Amendment No. 2 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report or our Amendment No. 1.

As used in this Amendment No. 2, the terms “we,” “us,” “our,” and “Innovo Group” refer to Innovo Group Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

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

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of November 27, 2004.

Fiscal 2003 Material Weaknesses.  As previously reported in our Annual Report on Form 10-K for the year ended November 29, 2003, filed with the SEC on February 27, 2004 and our Quarterly Reports on Form 10-Q filed with the SEC on April 13, 2004, July 13, 2004 and October 12, 2004, our independent registered public accounting firm, Ernst & Young LLP, or Ernst & Young, on February 22, 2004, advised management and the audit committee of our board of directors of the following matters that it considered to be material weaknesses in our internal controls, which constituted reportable conditions under standards established by the American Institute of Certified Public Accountants:  (1) lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare annual financial statements; and (2) shared accounting responsibilities for accounting functions between our company and Azteca Production International, Inc., or Azteca, and its related entities.

Material Weakness #1.  The primary reasons for the lack of adequate preparation of account reconciliations and analysis to accurately prepare our annual financial statements for fiscal 2003 included, but were not limited to:

(i)                                                                                     our significant growth in fiscal 2003 in both size and complexity, which significantly increased the number of accounting transactions from prior reporting periods; for example, (a) our net sales increased by 181%; (b) we acquired and integrated the Blue Concept Division; and (c) we began shipping non-denim branded products under now terminated license agreements for the first time;

(ii)                                                                                  the introduction of new operating software to track production, delivery and sales of our products during the third quarter of fiscal 2003;

(iii)                                                                               the loss of key accounting personnel prior to the start of our year-end audit; and

(iv)                                                                              certain new accounting personnel that did not have the historical knowledge to adequately reconcile and analyze certain accounts.

Management first realized it had an account reconciliation and analysis issues early in the first quarter of fiscal 2004, when two of its key accounting personnel unexpectedly resigned, but did not realize the full extent of the account reconciliation and analysis weakness until January and February 2004.

Material Weakness #2.  Our second material weakness resulted from our shared accounting arrangement with Azteca accounting personnel in connection with the Blue Concept Division acquisition.  During the integration of the Blue Concept Division, these Azteca accounting personnel recorded transactions between our company and Azteca, and/or its affiliates for both us and Azteca.  We utilized this arrangement with the Azteca accounting personnel because we believed that their historical knowledge of the Blue Concept Division accounting process and systems would help facilitate the transition of recording the new transactions into our books and records.  However, despite their historical knowledge, we discovered in January 2004 in connection with the account reconciliation and analysis process that the negatives of sharing accounting personnel with Azteca and the corresponding lack of segregation of duties that resulted, significantly outweighed the benefits of their historical knowledge.

Remedial Steps taken in Fiscal 2004.  After identifying these material weaknesses in our internal controls, management, along with the audit committee, took several remedial steps to correct these weaknesses.  During fiscal 2004, we took the following actions to correct our disclosure controls and procedures and internal controls and to segregate the accounting functions between our company and Azteca:

(i)                                                        in January 2004, we promoted seasoned personnel for our apparel division, who are able to supervise our continued growth and complexity and coordinate the flow of information between operations and accounting in order to prepare account reconciliations and analysis in a timely manner;

(ii)                                                     beginning in June 2004, we increased training of staff on our new operating software and transitioned to one accounting operating software which streamlined account entries and eliminated the time and effort of accounting personnel to make entries on more than one operating system, which required us to modify and add internal controls and processes; and

(iii)                                                  we segregated our accounting responsibilities for accounting functions from Azteca by (a) hiring two new staff accountants in December 2003 and January 2004; (b) internally promoting a staff accountant with public accounting experience to the position of controller in August 2004; (c) hiring a Vice President of Finance, who serves as our principal accounting officer, in August 2004 and (d) ceased using our former controller that we shared with Azteca in August 2004.

In addition, throughout the course of fiscal 2004, we revised our closing procedures to ensure the timely reconciliation of all accounts and for the appropriate review of account reconciliation, such as (1) recording entries on a daily or weekly basis; (2) verifying account balances and account activity on a daily or weekly basis; and (3) reconciling and supporting significant account balances at month end.  We also transferred the responsibility for recording transactions between our company and Azteca and its affiliates to our own staff accountants and implemented internal controls to reconcile and verify account balances and transactions between our company and Azteca and its affiliates.  The implementation of these processes and procedures were completed in the fourth quarter of fiscal 2004.

Effect of Remedial Measures taken in Fiscal 2004. The remedial steps taken by us in fiscal 2004 corrected each of the fiscal 2003 material weaknesses.

Fiscal 2004 Material Weaknesses. In anticipation of management’s report on our assessment over our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, management began examining each of our key processes in November 2004.  Although we corrected the fiscal 2003 material weaknesses previously identified, as a result of our examination of these processes and management’s review, in January 2005, we identified areas requiring further review and analysis: (1) our process to establish the proper valuation and estimation process for recording the reserves for excess and obsolete inventory and the allowance for customer credits and returns; and (2) our information technology system design and application policies and procedures.

Material Weakness #1 and Remediation.  While the deficiencies in our process to establish the proper valuation and estimation process for recording the reserves for excess and obsolete inventory and the allowance for customer credits and returns were resolved during the audit process in February 2005, this deficiency resulted in the recording of adjustments which were considered to be material and thus constituted a material weakness.  Subsequent to year end, management took steps to remediate weaknesses in our procedure for establishing the proper valuation and recording reserves for excess and obsolete inventory by implementing a new control procedure between January 2005 and February 2005 which included:

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

Further, management took steps to remediate weaknesses in our procedures for recording reserves related to allowances for customer returns and other credits by implementing a new control procedure between January 2005 and February 2005 which included:

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

Finally, management took steps to remediate weaknesses in our procedures for estimating reserves for future chargebacks by implementing a new control procedure between January 2005 and February 2005 which included:

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

Material Weakness #2 and Remediation.  With respect to the deficiencies in our information technology system design and application policies and procedures, we have assigned the highest priority to continue to improve our information technology related deficiencies.  Our outlined steps for remediation include the following:

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

We began implementing these remedial steps during the first quarter of fiscal 2005 and expect to have the implementation process completed during the current fiscal year.  Although no fraud to our knowledge has been committed by personnel or consultants who should not have access to certain databases, we are taking the requisite remedial steps to ensure the security and integrity of our books and records.  The steps we have already taken to ensure the security and integrity of our books and records include: (i) not relying on the automated controls in our information technology applications by utilizing our accounting department to review and analyze detailed transaction reports generated from systems and comparing such reports to the actual transactions; and (ii) manually reviewing and analyzing detailed costing and gross margin reports to identify any significant or unusual relationships or fluctuations in numbers.

Other than the remedial steps described above, there have been no changes in our internal control over financial reporting during the quarter ended November 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

Fiscal 2004 Financial Statements.  Because of these remedial steps and other compensating controls, none of the fiscal 2003 and fiscal 2004 weaknesses have affected previously published financial statements, including the results contained in this Annual Report, and there were no changes to any reported financial results that have been released by us as a result of the deficiencies.

Fiscal 2005 Outlook and SOX 404.  We believe that the material weaknesses for fiscal 2004 and the remediation process we commenced subsequent to year end, when considered with other control deficiencies that could potentially be identified in subsequent phases of testing and validation for SOX 404 compliance, may result in the finding of other separate and distinct material weaknesses in our disclosure controls and procedures and internal controls.  We have assigned the highest priority to compliance with SOX 404.  We have engaged an outside consulting firm to assist us with our evaluation of our disclosure controls and procedures, including our information technology controls and processes, and the subsequent documentation and testing phases necessary to fully evaluate and ensure compliance.  Our management and audit committee have committed what they believe to be sufficient resources to meet compliance requirements; however, there can be no assurance that all control deficiencies will be remediated before the end of fiscal 2005 or that the unresolved deficiencies will not rise to the level of material weaknesses.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2.

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

April 28, 2005