Form 10-Q
period 2005-05-28
INNOVO GROUP INC
filed 2005-07-12
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

As of July 11, 2005, there were 33,301,787 shares of the issuer’s only class of common stock outstanding.

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

Signatures

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	05/28/05	11/27/04
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,028	$516
Accounts receivable and due from factor, net of allowance for customer credits and allowance of $464 (2005) and $1,022 (2004)	211	2,208
Inventories	11,295	5,524
Due from related parties	5,193	1,747
Prepaid expenses and other current assets	148	384
Assets of discontinued operations	1,858	3,131
Total current assets	19,733	13,510

Property and equipment, net	475	270
Goodwill	12,592	12,592
Other intangible assets, net	11,006	11,690
Other assets	90	81

Total assets	$43,896	$38,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,076	$3,243
Due to factor	830	—
Due to related parties	170	143
Convertible notes payable, net of discount	221	4,132
Note payable to officer	106	439
Current portion of related party long-term debt	1,363	673
Liabilities of discontinued operations	652	607
Total current liabilities	8,418	9,237

Related party long-term debt	7,937	8,627

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: 5,000 shares authorized, 0 shares issued and outstanding (2005) and 194 shares issued and outstanding (2004)	—	—
Stockholders’ equity
Common stock, $0.10 par value: 40,000 shares authorized 33,265 shares issued and 33,153 outstanding (2005) and 29,266 shares issued and 29,189 outstanding (2004)	3,327	2,927
Additional paid-in capital	78,503	72,043
Accumulated deficit	(51,513)	(51,400)
Promissory note-former officer	—	(703)
Treasury stock, 112 shares (2005) and 77 shares (2004)	(2,776)	(2,588)
Total stockholders' equity	27,541	20,279

Total liabilities and stockholders’ equity	$43,896	$38,143

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	05/28/05	05/29/04	05/28/05	05/29/04
	(unaudited)		(unaudited)

Net sales	$29,398	$25,546	$52,496	$38,535
Cost of goods sold	22,157	23,086	40,367	34,078
Gross profit	7,241	2,460	12,129	4,457

Operating expenses
Selling, general and administrative	5,967	7,874	10,656	13,697
Depreciation and amortization	380	371	756	788
	6,347	8,245	11,412	14,485
Income (loss) from continuing operations	894	(5,785)	717	(10,028)
Interest expense	(462)	(250)	(899)	(640)
Other income (expense)	—	1	7	(48)
Income (loss) from continuing operations, before taxes	432	(6,034)	(175)	(10,716)
Income taxes	9	(44)	18	(11)

Income (loss) from continuing operations	423	(5,990)	(193)	(10,705)

Discontinued operations, net of tax	282	(738)	80	(992)
Net income (loss)	$705	$(6,728)	$(113)	$(11,697)

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	$0.01	$(0.21)	$(0.01)	$(0.39)
Earnings (loss) from discontinued operations	0.01	(0.02)	(0.00)	(0.04)
Earnings (loss) per common share - Basic	$0.02	$(0.23)	$(0.01)	$(0.43)

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	$0.01	$(0.21)	$(0.01)	$(0.39)
Earnings (loss) from discontinued operations	0.01	(0.02)	(0.00)	(0.04)
Earnings (loss) per common share - Diluted	$0.02	$(0.23)	$(0.01)	$(0.43)

Weighted average shares outstanding
Basic	31,763	28,928	30,590	27,358
Diluted	33,326	28,928	30,590	27,358

The accompanying notes are an integral part of these financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	05/28/05	05/29/04
	(unaudited)

Cash used in continuing activities	$(3,658)	$(6,971)
Cash (used in) provided by discontinued operations	506	(160)
Net cash used in operating activities	(3,152)	(7,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment in real estate	—	98
Purchases of property and equipment	(226)	(105)
Net cash used in continuing activities	(226)	(7)
Cash used in discontinued operations	—	(11)
Net cash used in investing activities	(226)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing	830	(69)
Payments on notes payables and long-term debt	—	(68)
Payments on note payable officer	(333)	—
Proceeds from promissory note - former officer	703	—
Exercise of stock options	566	13
Exercise of warrants	2,175	422
Payment of stock issuance expense	(2)	(117)
Net cash provided by continuing activities	3,939	181
Cash used by discontinued operations	(49)	(51)
Net cash provided by financing activities	3,890	130

NET CHANGE IN CASH AND CASH EQUIVALENTS	512	(7,019)

CASH AND CASH EQUIVALENTS, at beginning of period	516	7,034

CASH AND CASH EQUIVALENTS, at end of period	$1,028	$15

Supplemental disclosures of non-cash activities
Convertible notes converted to common stock	$4,155	$12,500
Treasury stock tendered as payment for stock option exercise	188

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Promissory Note - former	Treasury	Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Officer	Stock	Loss	Equity

Balance, November 29, 2003	25,785	$2,579	$59,077	$(41,824)	$(703)	$(2,588)	$(59)	$16,482
Net loss	—	—	—	(11,697)	—	—	—	(11,697)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Comprehensive loss	—	—	—	—	—	—	—	(11,638)
Conversion of related party debt to common stock	3,125	313	12,187	—	—	—	—	12,500

Compensation expense assoicated with options and warrants	—	—	30	—	—	—	—	30
Common Stock registration related expense	—	—	(147)	—	—	—	—	(147)
Exercise of stock options	5	—	13	—	—	—	—	13
Exercise of warrants	251	25	422	—	—	—	—	447

Balance, May 29, 2004	29,166	$2,917	$71,582	$(53,521)	$(703)	$(2,588)	$0	$17,687

Balance, November 27, 2004	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$—	$20,279
Net loss	—	—	—	(113)	—	—	—	(113)
Payment of promissory note- former officer	—	—	—	—	703	—	—	703
Conversion of related party debt to common stock	2,459	246	3,909	—	—	—	—	4,155
Common stock registration related expense	—	—	(2)	—	—	—	—	(2)
Exercise of stock options	623	62	470	—	—	(188)	—	344
Exercise of warrants	917	92	2,083	—	—	—	—	2,175

Balance, May 28, 2005	33,265	$3,327	$78,503	$(51,513)	$—	$(2,776)	$—	$27,541

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended May 28, 2005 and May 29, 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with Innovo Group’s audited consolidated financial statements as of November 27, 2004 contained in Innovo Group’s Annual Report on Form 10-K and any amendments thereto, or collectively, the Annual Report.  Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations, cash flows and change in stockholders’ equity for the interim periods presented.  The results for the three and six months ended May 28, 2005 are not necessarily indicative of the results anticipated for the entire year ending November 26, 2005.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.  Inventories consisted of the following (in thousands):

	05/28/05	11/27/04

Finished goods	$3,972	$3,578
Work in progress	4,528	815
Raw materials	3,280	1,499
	11,780	5,892
Less allowance for obsolescence and slow moving items	(485)	(368)
	$11,295	$5,524

NOTE 3 –RELATED PARTY TRANSACTIONS

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

In July of 2003, under an asset purchase agreement, or APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the APA, IAA entered into a non-exclusive Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, for the purchase of denim products to be sold to AEO, which expires July 17, 2005.  Innovo Group expects to continue to utilize AZT as a supplier on a purchase order basis after this date.  The APA also contained a provision providing for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to sales to AEO during that quarter.

In August 2000, Innovo Group entered into a supply agreement and distribution agreement with Commerce.  These agreements provided for the purchase from Commerce of all craft products for its discontinued craft and accessory business manufactured out of Commerce’s facility in Mexico and the distribution of such craft products from Commerce’s Los Angeles distribution facility.  In connection with the sale of the remaining craft inventory and certain other assets of its Innovo subsidiary, the supply and distribution agreements have been effectively terminated.

Innovo Group also utilizes space under a verbal arrangement with Azteca for its headquarters and principal executive offices.  Under this arrangement, Innovo Group pays to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

In addition to above agreements and arrangements, Innovo Group purchases certain denim finished goods from these affiliated companies through authorized purchase orders.  Innovo Group has classified these purchase orders in the table below as supply agreement transactions.  Innovo Group believes that all the transactions conducted between Innovo Group and Azteca and/or Commerce were completed on terms that were competitive and at market rates.

The following table represents purchases from the affiliated companies pursuant to Innovo Group’s relationship with them as follows:

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	5/28/05	5/29/04	5/28/05	5/29/04
Supply agreement	$17,375	$19,759	$31,934	$26,857
Distribution agreement	—	51	—	75
Verbal facilities agreement	261	187	496	511
Interest on related party note payable	140	155	245	551
Earn-out due to Sweet Sportswear	408	394	684	541
Discontinued craft & accessories business segment Supply and Distribution agreement	329	980	639	1,634

As of May 28, 2005 and November 27, 2004, respectively, the balance due from these related affiliates are as follows:

	(in thousands)
	5/28/05	11/27/04

Commerce Investment Group	$5,000	$1,557
AZT International SA de CV	56	56
Owenslab Jean, LLC	61	61
Team Pro International	19	15
Blue Concepts, LLC/Yanuk	57	58
	$5,193	$1,747

The aggregate balances due from Commerce of $5,000,000 and $1,557,000 represent and include advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group as of May 28, 2005 and November 27, 2004, respectively.

Subsequent Related Party Transactions - Joe’s Jeans Inc.

Effective as of July 8, 2005, Innovo Group agreed to enter into an amendment to its master license agreement for its Joe’s Jeans® and related marks.  Innovo Group released to JD Design LLC, an entity solely owned and controlled by Joe Dahan, who is employed as President of its Joe’s subsidiary, the right to exploit the marks in the category of children’s clothes in exchange for a 5% commission on JD Design’s net sales of children’s clothes.  This transaction was approved by Innovo Group’s board of directors.  Innovo Group decided to release these rights, in part, because developing a collection of children’s clothing is not part of Innovo Group’s strategic focus on its denim and denim-related apparel operations.  As of July 12, 2005, the parties are still in the process of exchanging final signature pages for the amendment.

NOTE 4 —RESULTS FROM DISCONTINUED OPERATIONS

During the third quarter of fiscal 2004, Innovo Group made the decision to market for sale its commercial rental property that served as its former headquarters located in Springfield, Tennessee.  During the fourth quarter of fiscal 2004, Innovo Group decided to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements reflect the results of operations and financial position of its commercial rental property and its craft and accessory business segment separately as discontinued operations and in the related discussions and comparisons between current and prior periods presented.

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
May 28, 2005
Cash and cash equivalents	$623	$—	$623
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $157 (2005)	501	8	509
Inventories	—	—	—
Prepaid expenses and other current assets	105	13	118
Property, Plant and Equipment, net	9	599	608

Assets of discontinued operations	$1,238	$620	$1,858

Accounts payable and accrued expenses	$315	$6	$321
Note payable	—	331	331

Liabilities of discontinued operations	$315	$337	$652

November 27, 2004
Cash and cash equivalents	$166	—	$166
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $250 (2004)	537	6	543
Inventories	1,730	—	1,730
Prepaid expenses and other current assets	25	9	34
Property, Plant and Equipment, net	59	599	658

Assets of discontinued operations	$2,517	$614	$3,131

Accounts payable and accrued expenses	$206	$21	$227
Note payable	—	380	380

Liabilities of discontinued operations	$206	$401	$607

The following table sets forth the results from discontinued operations:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
Three months ended May 28, 2005
Net sales	$888	$—	$888
Pre-tax loss from operations	(78)	(16)	(94)
Gain on sale of assets	377	—	377
Income tax	—	1	1
Discontinued operations, net of tax	$299	$(17)	$282

Three months ended May 29, 2004
Net sales	$4,477	$—	$4,477
Pre-tax loss from operations	(58)	(671)	(729)
Income tax	3	6	9
Discontinued operations, net of tax	$(61)	$(677)	$(738)

Six months ended May 28, 2005
Net sales	$2,490	$—	$2,490
Pre-tax loss from operations	(218)	(80)	(298)
Gain on sale of assets	377	—	377
Income tax (benefit)	—	(1)	(1)
Discontinued operations, net of tax	$159	$(79)	$80

Six months ended May 29, 2004
Net sales	$8,092	$—	$8,092
Pre-tax loss from operations	(110)	(865)	(975)
Income tax	5	12	17
Discontinued operations, net of tax	$(115)	$(877)	$(992)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

On May 17, 2005, Innovo Group completed the sale of the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary, resulting in a gain on sale of $377,000.  Under the executed asset purchase agreement, Innovo Group sold certain craft inventory, purchase orders, goods in transit and related goodwill to a third party.  Innovo Group is providing the purchaser with certain transitional services until the end of July of 2005.  Innovo Group expects to incur approximately $100,000 in additional expense related to closing its operations in Tennessee during the remainder of 2005.

The Leaseall note payable is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $599,000 at May 28, 2005, including both the land and building value in the aggregate), and by an assignment of key-man life insurance on the former President of Innovo, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee,

Innovo Group and certain subsidiaries and the former President of Innovo have also agreed to act as guarantors for the obligations under the loan agreement.  In its Quarterly Report on Form 10-Q for the period ended August 28, 2004, Innovo Group disclosed its decision to market for sale this commercial rental property.  Innovo Group originally contemplated completing the sale in one transaction within a twelve month time period.  The commercial rental property consists of four distinct buildings on two parcels of land.  Innovo Group has filed a request with the City of Springfield to rezone this property to accommodate an offer for a partial purchase of the property and buildings.  The rezoning process is expected to cause delays in completing the sale of commercial rental property as originally anticipated.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	05/28/05	11/27/04

Promissory note to Azteca (Blue Concepts)	$9,300	$9,300
Less current maturities	1,363	673
Total long-term debt	$7,937	$8,627

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year unsecured, convertible promissory note for $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  A monthly payment of principal and interest in the amount of approximately $180,000 commences on August 5, 2005 for repayment of the Blue Concept Note.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Accordingly, the Blue Concept Note was reduced to $9.3 million.  The shares issued pursuant to the conversion are subject to certain lock-up periods.  The Blue Concept Note is subject to further reduction as a result of other events.

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

On or about August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first-out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo with an effective date of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Effective as of May 17, 2005, in connection with the sale of the assets of Innovo Group’s craft and accessory segment of operations conducted through its Innovo subsidiary, CIT terminated the inventory security agreement portion of the Factoring Facility for Innovo only and released all liens on the inventory sold.  Currently, the factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of May 28, 2005, the Chase prime rate was 6.0%.

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

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, upon at least 60 days advanced written notice prior to the anniversary date of each of the respective agreements or earlier, provided that the minimum factoring fees have been paid for the respective period.

In November 2004, as further security, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for the Factoring Facilities.  As of May 28, 2005, Innovo Group’s loan balance with CIT was $8,862,000, including a balance due from factor of $42,000 in connection with Innovo’s discontinued craft and accessory business segment, and $8,480,000 of factored receivables, net of reserves with CIT, including a $406,000 balance for its discontinued craft and accessory business segment.  As of May 28, 2005, Innovo Group also had one open stand-by letter of credit available for $500,000.

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended			Six months ended
	(in thousands, except per share data)			(in thousands, except per share data)
	05/28/05		05/29/04	05/28/05	05/29/04

Basic Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$423		$(5,990)	$(193)	$(10,705)
Income (loss) from discontinued operations	282		(738)	80	(992)
Net income (loss)	$705		$(6,728)	$(113)	$(11,697)

Denominator:
Weighted average common shares outstanding	31,763		28,928	30,590	27,358

Earnings (loss) per Common Share - Basic
Income (loss) from continuing operations	$0.01		$(0.21)	$(0.01)	$(0.39)
Income (loss) from discontinued operations	0.01		(0.02)	(0.00)	(0.04)
Net income (loss)	$0.02		$(0.23)	$(0.01)	$(0.43)

Diluted Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$427	(1)	$(5,990)	$(193)	$(10,705)
Income (loss) from discontinued operations	282		(738)	80	(992)
Net income (loss)	$709		$(6,728)	$(113)	$(11,697)

Denominator:
Weighted average common shares outstanding	31,763		28,928	30,590	27,358
Effect of dilutive securities:
Options and warrants	1,462		—	—	—
Convertible notes	101		—	—	—
Dilutive potential common shares	33,326		28,928	30,590	27,358

Earnings (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$0.01		$(0.21)	$(0.01)	$(0.39)
Income (loss) from discontinued operations	0.01		(0.02)	(0.00)	(0.04)
Net income (loss)	$0.02		$(0.23)	$(0.01)	$(0.43)

(1) Includes $4,000 of interest as if the convertible note was converted at the beginning of the quarter ended May 28, 2005.

A total of 3,471,661 potentially dilutive options and warrants have been excluded from the May 29, 2004 calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

A total of 3,500,673 of potentially dilutive convertibles notes, options and warrants for the six months ended May 28, 2005 have been excluded from the calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

NOTE 8 –INCOME TAXES

Innovo Group’s income tax expense for the three and six months ended May 28, 2005 and May 29, 2004, respectively, represents estimated state income and franchise tax expense.  For the 2005 period, Innovo Group recorded $18,000 of income tax.  For the 2005 and 2004 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state taxes and the recording of a valuation allowance on net operating loss which fully offset the benefit of the losses for the period as a result of net operating loss carryforwards.

NOTE 9 – STOCK COMPENSATION

Financial Accounting Standards Board (FASB) Statement 123(R) requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Innovo Group will adopt Statement 123(R) on November 27, 2005, the beginning of the fiscal year for 2006.

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

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	05/28/05	05/29/04	05/28/05	05/29/04

Net (loss) income as reported	$705	$(6,728)	$(113)	$(11,697)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	191	92	422	184
Pro forma net (loss) income	$514	$(6,820)	$(535)	$(11,881)

Net (loss) income per share
As reported - basic	$0.02	$(0.23)	$(0.01)	$(0.43)
As reported - diluted	$0.02	$(0.23)	$(0.01)	$(0.43)

Pro forma - basic	$0.02	$(0.24)	$(0.02)	$(0.43)
Pro forma - diluted	$0.01	$(0.24)	$(0.02)	$(0.43)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2005
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	74.00%	84.00%
Risk-free interest rate	5.00%	3.99%
Expected life of options	4 yrs	4 yrs

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

NOTE 10 – BLUE CONCEPT ACQUISITION

On July 17, 2003, IAA entered into an APA with Azteca, Hubert Guez and Paul Guez, or the Sellers, whereby IAA acquired the division known as the Blue Concept Division of Azteca.  The Blue Concept Division sells primarily denim jeans to AEO, a national retailer.  Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division’s or the Sellers’ existing liabilities. In connection with the purchase of the Blue Concept Division from the Sellers, IAA issued the Blue Concept Note, a seven-year convertible promissory note for $21.8 million.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  A monthly payment of principal and interest in the amount of approximately $180,000 commences on August 5, 2005 for repayment of the Blue Concept Note.  On March 5, 2004, Innovo Group converted a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of its common stock valued at $4.00 per share subject to certain lock-up periods.  As a result, the principal amount of the Blue Concept Note was reduced to $9.3 million.  Innovo Group may issue up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group’s stock price for the thirty day period prior to March 12, 2006.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II, following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met.  Under the APA, Innovo Group had certain other protections if revenues decreased to $35 million or less during Period II.  Innovo Group has recognized revenue in the amount of approximately $35,000,000 for January 1, 2005 to June 26, 2005 against the Period II revenue targets and accordingly, some of the APA contingencies have been removed.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to Innovo Group.  For these purposes, the locked-up shares will be valued at $4.00 per share.

As part of the transaction, on July 17, 2003, IAA and AZT entered into a two-year, renewable, non-exclusive Supply Agreement for its products to be sold to AEO.  In addition to the customary obligations, the Supply Agreement requires that AZT will receive payment immediately upon receipt of invoices for purchase orders and that AZT will charge a per unit price such that IAA will have a guaranteed profit margin of 15 percent on a “per unit” basis.  In addition, AZT is responsible for all quality defects in merchandise manufactured.  This non-exclusive Supply Agreement expires on July 17, 2005 and the parties have agreed to allow the agreement to terminate on such date.  Innovo Group will continue to utilize AZT as supplier on a purchase order basis for its products to be sold to AEO.  Innovo Group believes that utilizing AZT under a purchase order relationship instead of the Supply Agreement may result in improved margins for its private label products, as well as the opportunity to develop relationships with other suppliers in Mexico and in China.

NOTE 11 – CONVERTIBLE NOTES AND WARRANTS

During June and October 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $4,385,000.  Innovo Group may also receive up to an additional $989,000 in aggregate gross proceeds in the event of exercise of all of the warrants to purchase up to 548,125 shares of Innovo Group common stock.  The warrants expire in June and October 2009 and are exercisable immediately.  The convertible promissory notes bear interest at a rate of 7.5% per annum and have various maturity dates in June and October 2005.  Innovo Group pays interest only until the maturity date, unless the note is converted or prepaid.  As of May 28, 2005, there was one remaining convertible note holder.  Subsequent to the end of the second quarter of fiscal 2005, the remaining convertible note holder converted his notes into shares of common stock.

The following table sets forth the aggregate principal amounts outstanding as of May 28, 2005 and November 27, 2004, respectively, less debt discount, as well as shares of common stock reserved for issuance upon conversion of the notes and the respective weighted average exercise prices.

	(in thousands)		Common shares reserved for conversion		Weighted Averge Conversion Price
Maturity Date	5/28/05	11/27/04	5/28/05	11/27/04	5/28/05	11/27/04

June 2005	$—	$2,500		1,733,183	$—	$1.44
October 2005	230	1,885	101	826,753	$2.28	$2.28

Total	230	4,385	101	2,559,936

Less: Debt discount	(9)	(253)

Convertible notes, net of discount	$221	$4,132

NOTE 12 –INNOVO REALTY INC.

On or about April 21, 2005, Innovo Group executed a settlement agreement with the holders of its Series A Redeemable Cumulative Preferred Stock, or the Series A Shares and the Series A Holders, respectively.  Under the terms of the settlement agreement, Innovo Group redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty Inc. subsidiary, or IRI.  Further, the parties agreed to a release of all claims, whether alleged, known or unknown, and all of Innovo Group’s obligations in its Certificate of Designation for the Series A Shares.  The parties also agreed to a dismissal with prejudice for the lawsuit filed in August 2004 in the 393rd District Court of Denton County, Texas by the Series A Holders.  In connection with the settlement agreement, Innovo Group received a lump sum payment in the amount approximately $100,000 and an indemnification for up to $50,000 for future tax liabilities from the past or future sale of any of the properties by the partnerships.  In addition, the Series A Holders agreed to a provision whereby if they receive net proceeds of more than approximately $8,602,000 from the sale of the properties, whether such sale is negotiated or the properties are actually sold during the 180 day period following execution of the settlement agreement, then Innovo Group is entitled to 30% of such proceeds.  Finally, Innovo Group executed a similar release of all claims whether alleged, known or unknown, with certain of the other investors in the partnerships, who were not Series A Holders.  Innovo Group originally issued the Series A Shares in April 2002 in connection with its IRI subsidiary acquiring a 30% limited partnership interests in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K and any amendments, or collectively, the Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three and six month period ended May 28, 2005 and May 29, 2004, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six month periods ended May 28, 2005 and May 29, 2004.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Discontinued Operations

During the third quarter of fiscal 2004, we made the decision to market for sale our commercial rental property that served as our former headquarters located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale.  During the fourth quarter of fiscal 2004, we decided to offer for sale the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements and related discussions and comparisons between current and prior periods reflect the results of operations and financial position of our commercial rental property and our craft and accessory business segment separately as a discontinued operation.  Please see “Discontinued Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a further discussion of our discontinued operations.

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

Our branded apparel products are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand such as Joe’s Jeans® and Betsey Johnson®, or as a company-owned brand, such as indie™.  Our private label apparel products are outsourced to us from several different customers, generally retail chains who desire to sell apparel products under their own brand name, such as American Eagle Outfitters, Inc., or AEO, and Target Corporation.  We work with our private label customers to create their own brand image by custom designing products.  In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms.

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

During fiscal 2004, we terminated our Fetish™, Hot Wheels® and Shago® branded apparel licenses, terminated our Bongo® and Fetish™ accessory licenses for our accessory business.  Due to the termination of these licenses and our sale of the craft and accessory segment of operations, we have reduced our headcount and directed our resources to focus primarily on denim and denim-related apparel.  We believe that this segment of the apparel industry represents our primary strength.  While there can be no assurance that this change will result in profitability, we believe that these changes represent steps for growth and profitability in areas of our proven ability.

Our Principal Sources of Revenue

Our principal products are branded and private label denim and denim-related apparel products which we sell to numerous retail, distribution and private label customers.  For the six months ended May 28, 2005, our overall net sales are approximately $52,500,000.  Based upon current open purchase orders and expected future purchase orders, we would expect net sales for fiscal 2005 to be approximately $115,000,000.

Branded Apparel

Our branded apparel business is conducted through our Joe’s and IAA subsidiary.  We produce branded apparel products under license agreements for brands such as Joe’s Jeans® and Betsey Johnson® or as company-owned brands, such as indie™.

Joe’s products are typically part of a collection that includes denim jeans, pants, shirts, sweaters, jackets and are sold domestically and internationally.  Joe’s has historically included in its collection of products, pants in materials other than denim, tops, jackets and men’s denim pants.  In addition, in fiscal 2004, Joe’s introduced a premium line of denim, with premium fabrics, washes and detailing, for the luxury market.  Effective as of July 8, 2005, we agreed to entered into an amendment to our master license agreement for our Joe’s Jeans® and related marks to release back to JD Design LLC the right to exploit the marks in the category of children’s clothes in exchange for a 5% commission on its net sales of children’s clothes.  This transaction was approved by our board of directors.  We decided to release these rights, in part, because developing a collection of children’s clothes is not part of our strategic focus on our denim and denim-related apparel operations.  As of July 12, 2005, the parties are still in the process of exchanging final signature pages for the amendment.

On February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our significant stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  The license agreement provides for the exclusive right to design, market and distribute women’s jeans and coordinating denim-related apparel, such as t-shirts and tops, under the Betsey Johnson® brand name in the United States, its territories and possessions, and Canada.  Our first shipment of Betsey Johnson® product was delivered in October 2004.  Our aggregate net sales to date for Betsey Johnson® apparel products have been approximately $283,000.  The aggregate net sales are below expectations and we are currently evaluating options regarding this branded apparel line.

In June 2004, we announced the launch of our new line of company-owned and designed branded denim and denim-related apparel, indie™.  indie™ is a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  We shipped our first shipment of indie™ in January 2005 and in the second quarter of fiscal 2005, we had a full launch of the indie™ line to better retail and specialty stores.  Our aggregate net sales to date for indie™ apparel products have been approximately $1,166,000.

Private Label Apparel

We also design and develop private label apparel products under other non-licensed arrangements, such as purchase orders.  The private label business represents approximately 70% of our total net sales.  Through private label arrangements, we sell denim products primarily to AEO and Target.  For the first six months of fiscal 2005, we recognized approximately $36,732,000 in net sales from our private label apparel products.  For the remainder of fiscal 2005, based upon estimates by management of open and expected future purchase orders, we would expect our private label apparel net sales to either remain consistent with prior sales levels or slightly decrease to a sales target lower than previously anticipated.

Strategic Relationship

In order to enter into the denim apparel and design business for the private label and retail market, we developed a strategic relationship with two of our significant stockholders, Hubert Guez and Paul Guez, and their affiliated companies.  Beginning in the summer of 2000, we entered into a series of transactions with Hubert Guez and Paul Guez, and their affiliated companies, including, Azteca and Commerce Investment Group LLC, or Commerce.  The Guez brothers and their affiliated companies have in the aggregate more that fifty years of experience in the apparel industry with a specialty in denim apparel and related products.  Such relationship, we believe, has had many tangible benefits for us.

In 2000, in an effort to raise capital, pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants.  As part of Commerce’s equity investment in us, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network for our discontinued craft and accessory business segment.  Pursuant to a craft supply agreement and distribution agreement with Commerce, we agreed to purchase all of our craft products from Commerce and to have Commerce distribute these craft products out of its Los Angeles distribution facility.  In connection with the sale of the craft and accessory segment of operations of our Innovo subsidiary, the supply and distribution agreements have been effectively terminated.

Our strategic relationship with Commerce allowed us to diversify our product mix and offerings to include apparel products.  Through IAA, we acquired Azteca’s knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.  To further solidify our presence in the apparel market and to complement our existing private label business, in July 2003, we acquired the division known as the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million, or the Blue Concept Note.  In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO.  On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement.  As a result of this conversion, the Blue Concept Note was reduced to $9.3 million.  On August 5, 2005, we will begin repayment of the principal amount of the Blue Concept Note by paying a monthly payment of principal and interest of approximately $180,000.  As part of the transaction, we entered into a non-exclusive supply agreement with AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, to purchase products sold to AEO, which expires on July 17, 2005.  We expect to continue to utilize AZT as a supplier on a purchase order basis after this date.  We also pay to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, pursuant to the purchase agreement in connection with the acquisition, an earn-out, calculated on a quarterly basis, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

By virtue of this strategic relationship, in February 2004, we were able to secure an assignment for the license for women’s denim and denim-related apparel under the Betsey Johnson® brand name from Blue Concept LLC, an entity owned by Paul Guez, for no additional compensation to him.

We currently lease space under a verbal agreement with Azteca for our headquarters and principal executive offices at 5804 E. Slauson Avenue, Commerce, California 90040. This space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca an monthly fee for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

In addition to above agreements and arrangements, we purchase certain denim finished goods from these affiliated companies through authorized purchase orders.  We have classified these purchase orders in the table below as supply agreement transactions.  We believe that all the transactions conducted between us and Azteca and/or Commerce were completed on terms that were competitive and at market rates.

The following table represents purchases from the affiliated companies pursuant to our relationship with them as follows:

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	5/28/05	5/29/04	5/28/05	5/29/04
Supply agreement	$17,375	$19,759	$31,934	$26,857
Distribution agreement	—	51	—	75
Verbal facilities agreement	261	187	496	511
Interest on related party note payable	140	155	245	551
Earn-out due to Sweet Sportswear	408	394	684	541
Discontinued craft & accessories business segment Supply and Distribution agreement	329	980	639	1,634

Comparison of Three Months Ended May 28, 2005 to Three Months Ended May 29, 2004

Three Months Ended May 28, 2005 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(in thousands)
	05/28/05	05/29/04	$ Change	% Change

Net sales	$29,398	$25,546	$3,852	15%
Cost of goods sold	22,157	23,086	(929)	(4)%
Gross profit	7,241	2,460	4,781	194%
Gross margin	25%	10%

Selling, general & administrative	5,967	7,874	(1,907)	(24)%
Depreciation & amortization	380	371	9	2%
Income (loss) from operations	894	(5,785)	6,679	(115)%

Interest expense	(462)	(250)	(212)	85%
Other income (expense)	—	1	(1)	(A)
Income (loss) from continuing operations, before taxes	432	(6,034)	6,466	(107)%
Income taxes	9	(44)	53	(120)%
Income (loss) from continuing operations	423	(5,990)	6,413	(107)%

Discontinued operations, net of tax	282	(738)	1,020	(138)%

Net income (loss)	$705	$(6,728)	$7,433	(110)%

(A) Not Meaningful

Results of Continuing Operations

For the three months ended May 28, 2005, or the second quarter of fiscal 2005, our net sales increased to $29,398,000 from $25,546,000 for the three months ended May 29, 2004, or the second quarter fiscal 2004, a 15% increase.  We generated income from continuing operations of $423,000 for the second quarter of fiscal 2005 compared to a loss from continuing operations of $5,990,000 for the second quarter fiscal 2004.

The primary reasons for generating income from continuing operations for the second quarter of fiscal 2005 compared to a loss from continuing operations for the second quarter of fiscal 2004 were the following:

•                 An increase of over 100% in our net sales of our Joe’s Jeans® branded apparel products;

•                 An improvement in our gross margins for our branded apparel products to 44% in the second quarter of fiscal 2005 compared to a negative 7% in the second quarter of fiscal 2004 due to events in the second quarter of fiscal 2004 that we did not have in the second quarter of fiscal 2005 as follows: (i) higher than average sales to discounters at cost in order to reduce slow moving and excess inventory; and (ii) a one time inventory write down we recorded against our slow moving and out-of-season Fetish™ branded apparel inventory; and

•                 In the second quarter of fiscal 2004, we had approximately $2,100,000 of termination expenses associated with the termination of the Fetish™ license included in our selling, general and administrative expenses that we did not incur in the second quarter of fiscal 2005.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated:

	Three months ended
	(in thousands)
	05/28/05	05/29/04	Change	% Change
Net Sales
Branded	$9,709	$7,015	$2,694	38%
Private label	19,689	18,531	1,158	6%

	29,398	25,546	3,852	15%

Gross Profit
Branded	$4,252	$(481)	$4,733	(A)
Private label	2,989	2,941	48	2%

	7,241	2,460	4,781	194%

Gross Margin
Branded	44%	(7)%
Private label	15%	16%

Overall	25%	10%

(A) Not Meaningful

Net Sales

Our net sales increased to $29,398,000 for the second quarter of fiscal 2005 from $25,546,000 for the second quarter of fiscal 2004, a 15% increase.  The primary reasons for this increase in our net sales were due to:  (i) an increase of over 100% in our net sales of our Joe’s Jeans® branded apparel products due to growth of Joe’s Jeans® in both the domestic and international markets; (ii) a slight increase in sales to our private label customers in the apparel segment; (iii) overall strong demand for denim apparel products in the marketplace; and (iv) improved overall production and delivery performance compared to the second quarter of fiscal 2004.

Branded Apparel

Our net sales of branded apparel increased to $9,709,000 for the second quarter of fiscal 2005 from $7,015,000 for the second quarter of fiscal 2004, a 38% increase.  Our Joe’s® branded apparel represented a significant portion of our overall branded apparel net sales for the second quarter of fiscal 2005.  More specifically, net sales for our Joe’s® branded apparel increased to $8,982,000 for the second quarter of fiscal 2005 from $4,394,000 for the second quarter of fiscal 2004, a 104% increase, as a result of increased sales in both the domestic and international markets, overall strong demand for denim apparel products, and our improved production and delivery performance compared to the second quarter of fiscal 2004.  Net sales for our indie™ branded apparel contributed $700,000 to our branded apparel net sales for the second quarter of fiscal 2005 which we did not have in the second quarter of fiscal 2004.  This overall increase in our branded net sales was offset by $2,620,000 of net sales in the second quarter of fiscal 2004 from terminated licenses for Fetish™ and Shago® branded apparel that we did not have in the second quarter of fiscal 2005.

Private Label Apparel

Private label apparel net sales increased to $19,689,000 for the second quarter of fiscal 2005 from $18,531,000 for the second quarter of fiscal 2004, a 6% increase.  The increase is attributable to increased demands and inventory levels in stores from our private label customers due to strong demand for denim in the marketplace.  However, throughout the remainder of fiscal 2005, we believe that our private label apparel net sales will remain consistent with these prior sales levels or slightly decrease based on current open and expected future purchase orders to a sales target lower than previously anticipated.

Gross Profit

Our gross profit increased to $7,241,000 for the second quarter of fiscal 2005 from $2,460,000 for the second quarter of fiscal 2004, a 194% increase.  Our gross margin increased to 25% for the second quarter of fiscal 2005 from 10% for the second quarter of fiscal 2004.  This overall gross margin improvement for the second quarter of fiscal 2005 was primarily attributable to improved gross margins from our branded apparel products due to (i) an increase in the average selling price for our Joe’s® products for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004; (ii) improved overall production and delivery performance compared to the second quarter of fiscal 2004; (iii) higher than average sales to discounters at cost in order to reduce slow moving and excess inventory in the second quarter of fiscal 2004; and (iv) a one time inventory write down of $1,700,000 we recorded in the second quarter of fiscal 2004 against our slow moving and out-of-season Fetish™ branded apparel inventory.  Our branded apparel gross margin increase was partially offset by a 1% decrease in gross margins for our private label apparel products in the second quarter of fiscal 2005 from the second quarter of fiscal 2004.

Branded Apparel

Branded apparel gross profit increased to $4,252,000 for the second quarter of fiscal 2005 from a negative gross profit of $481,000 for the second quarter of fiscal 2004.  Branded apparel gross margins increased to 44% for the second quarter of fiscal 2005 from a negative 7% for the second quarter of fiscal 2004.

Our branded apparel gross margin increase for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily due to (i) an increase in the average selling price for our Joe’s products for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004; (ii) improved overall production and delivery performance compared to the second quarter of fiscal 2004; and (iii) a one time inventory write down of $1,700,000 we recorded in the second quarter of fiscal 2004 against our slow moving and out-of-season Fetish™ inventory.

Private Label Apparel

Private label apparel gross profit increased to $2,989,000 for the second quarter of fiscal 2005 from $2,941,000 for the second quarter of fiscal 2004, a 2% increase.  Private label gross margin decreased to 15% for the second quarter of fiscal 2005 compared to 16% for the second quarter of fiscal 2004.  This decrease in private label gross margin is attributable to certain sales in the second quarter of fiscal 2005 to domestic discounters at cost in order to reduce our slow moving and excess inventory balances, as well as sales to AEO at a fixed gross margin of 15% under our supply agreement with AZT.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses decreased to $5,967,000 for the second quarter of fiscal 2005 from $7,874,000 for the second quarter of fiscal 2004, a 24% decrease.

The decrease in SG&A expenses in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 are largely a result of the following factors: (i) $2,105,000 of expense in the second quarter of fiscal 2004 directly related to the termination of the Fetish™ license which we did not incur in the second quarter of fiscal 2005; and (ii) a decrease in advertising expenses of $250,000 as a result of no longer having any advertising expenses associated with the Fetish™ and Shago® license agreements.  These decreases were partially offset by an increase in our selling expenses, which consist primarily of sales commissions, royalties and an earn-out expense on sales to AEO, of approximately $390,000 due to our overall increase in net sales of 15%.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $380,000 for the second quarter of fiscal 2005 from $371,000 for the second quarter of fiscal 2004, a 2% increase.  The increase was primarily attributable to purchases of fixed assets, such as computers and furniture, subsequent to the second quarter of fiscal 2004.

Interest Expense

Our combined interest expense increased to $462,000 for the second quarter of fiscal 2005 from $250,000 for the second quarter of fiscal 2004, an 85% increase.  Our interest expense is primarily associated with: (i) $135,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs; (ii) $143,000 of interest expense incurred as a result of the $9,300,000 long-term note issued as a part of the purchase of the Blue Concept

Division in July of 2003; (iii) $5,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $179,000 of interest on convertible notes outstanding during the quarter, including amortization of deferred financing cost, which we did not have in the second quarter of fiscal 2004.

Income (loss) from Continuing Operations

We generated income from continuing operations of $423,000 for the second quarter of fiscal 2005 compared to a loss from continuing operations of $5,990,000 for the second quarter of fiscal 2004.  Our income from continuing for our second quarter of fiscal 2005 compared to a loss from continuing operations for our second quarter of fiscal 2004 is largely the result of the following factors: (i) an increase of over 100% in our net sales of our Joe’s Jeans® branded apparel products; (ii) an improvement in our gross margins for our branded apparel products to 44% in the second quarter of fiscal 2005 compared to a negative 7% in the second quarter of fiscal 2004 due to events in the second quarter of fiscal 2004 that we did not have in the second quarter of fiscal 2005 as follows: (a) higher than average sales to discounters at cost in order to reduce slow moving and excess inventory; and (b) a one time inventory write down we recorded against our slow moving and out-of-season Fetish™ branded apparel; and (iii) in the second quarter of fiscal 2004, approximately $2,100,000 of termination expenses associated with the termination of the Fetish™ license included in our SG&A expenses that we did not incur in the second quarter of fiscal 2005.

Comparison of Six Months Ended May 28, 2005 to Six Months Ended May 29, 2004

Six Months Ended May 28, 2005 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Six months ended
	(in thousands)
	05/28/05	05/29/04	$ Change	% Change

Net sales	$52,496	$38,535	$13,961	36%
Cost of goods sold	40,367	34,078	6,289	18%
Gross profit	12,129	4,457	7,672	172%
Gross margin	23%	12%

Selling, general & administrative	10,656	13,697	(3,041)	(22)%
Depreciation & amortization	756	788	(32)	(4)%
Income (loss) from operations	717	(10,028)	10,745	(107)%

Interest expense	(899)	(640)	(259)	40%
Other income (expense)	7	(48)	55	(A)
Loss from continuing operations, before taxes	(175)	(10,716)	10,541	(98)%

Income taxes	18	(11)	29	(264)%
Loss from continuing operations	(193)	(10,705)	10,512	(98)%

Discontinued operations, net of tax	80	(992)	1,072	(108)%

Net loss	$(113)	$(11,697)	$11,584	(99)%

(A) Not Meaningful

Results of Continuing Operations

For the six months ended May 28, 2005, our net sales increased to $52,496,000 from $38,535,000 for the six months ended May 29, 2004, a 36% increase.  We generated a loss from continuing operations of $193,000 for the six months ended May 28, 2005 compared to a loss from continuing operations of $10,705,000 for the six months ended May 29, 2004.  Based upon current open purchase orders and expected future purchase orders, we would expect our overall net sales for fiscal 2005 to be approximately $115,000,000.

The primary reasons for the reduction in our loss from continuing operations for the six months ended May 28, 2005 compared to the six months ended May 29, 2004 were the following:

•                  An increase in demand for our Joe’s Jeans® products during the six months ended May 28, 2005 resulting in an increase in net sales of our Joe’s Jeans® products of $8,160,000;

•                  Net sales of $1,167,000 related to our indie™ products during the six months ended May 28, 2005 which we did not have during the six months ended May 29, 2004;

•                  An increase in demand for our private label products during the six months ended May 28, 2005 resulting in an increase in net sales of $9,823,000; and

•                  A decrease of $3,041,000 during the six months ended May 28, 2005 in our SG&A expenses primarily due to one time expenses incurred in the six months ended May 29, 2004 associated with the termination of the Fetish™ license agreement and decreases in advertising expenses, employee related expenses and professional fees.

These increases were partially offset by the loss of $5,616,000 of net sales associated with Fetish™ and Shago® branded apparel during the six months ended May 29, 2004 that we did not have in the six months ended May 28, 2005.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Six months ended
	(in thousands)
	05/28/05	05/29/04	Change	% Change
Net Sales
Branded	$15,818	$11,680	$4,138	35%
Private label	36,678	26,855	9,823	37%

	52,496	38,535	13,961	36%

Gross Profit
Branded	$6,747	$221	$6,526	(A)
Private label	5,382	4,236	1,146	27%

	12,129	4,457	7,672	172%

Gross Margin
Branded	43%	2%
Private label	15%	16%

Overall	23%	12%

(A) Not Meaningful

Net Sales

Our net sales increased to $52,496,000 for the six months ended May 28, 2005 from $38,535,000 for the six months ended May 29, 2004, a 36% increase.  The primary reasons for this increase in our net sales were due to:

•                  An increase in demand for our Joe’s Jeans® products during the six months ended May 28, 2005 resulting in an increase in net sales of $8,160,000;

•                  Net sales of $1,167,000 related to our indie™ products during the six months ended May 28, 2005 which we did not have during the six months ended May 29, 2004; and

•                  An increase in demand for our private label products during the six months ended May 28, 2005 resulting in an increase in net sales of $9,823,000.

These increases were partially offset by the loss of $5,616,000 of net sales associated with Fetish™ and Shago® branded apparel during the six months ended May 29, 2004 that we did not have in the six months ended May 28, 2005.

Branded Apparel

Our net sales of branded apparel increased to $15,818,000 for the six months ended May 28, 2005 from $11,680,000 for the six months ended May 29, 2004, a 35% increase.  This increase was attributable to an increase in net sales of $8,160,000 for our Joe’s Jeans® products and net sales of $1,167,000 related to our indie™ products.  This increase was partially offset by $5,616,000 of net sales associated with Fetish™ and Shago® branded apparel during the six months ended May 29, 2004 that we did not have in the six months ended May 28, 2005.

Private Label Apparel

Private label apparel sales increased to $36,678,000 for the six months ended May 28, 2005 from $26,855,000 for the six months ended May 29, 2004, a 37% increase.  The increase is attributable to increased demands and inventory levels in stores from our private label customers due to strong demand for denim in the marketplace resulting in an increase in net sales of $9,823,000 for private label products.

Gross Profit

Our gross profit increased to $12,129,000 for the six months ended May 28, 2005 from $4,457,000 for the six months ended May 29, 2004, a 172% increase Our gross margin increased to 23% for the six months ended May 28, 2005 from 12% for the six months ended May 29, 2004.  This overall gross margin improvement for the six months ended May 28, 2005 was primarily attributable to (i) improved gross margins from our branded apparel products due to a write down in the amount of $1,700,000 for slow-moving and out-of-season Fetish™ inventory incurred during the six months ended May 29, 2004; and (ii) higher than average sales to discounters at cost.

Our branded apparel gross margin increase was partially offset by a 1% decrease in gross margins for our private label apparel products in the six months ended May 28, 2005 from the six months ended May 29, 2004.

Branded Apparel

Branded apparel gross profit increased to $6,747,000 for the six months ended May 28, 2005 from a gross profit of $221,000 for the six months ended May 29, 2004.  Branded apparel gross margins increased to 43% for the six months ended May 28, 2005 from 2% for the six months ended May 29, 2004.

Our branded apparel gross margin increase for the six months ended May 28, 2005 compared to the six months ended May 29, 2004 was primarily due to events during the six months ended May 24, 2004 that we did not have in the six months ended May 28, 2005, such as: (i) a write down in the amount of $1,700,000 for slow moving and out-of-season Fetish™ inventory; and (ii) sales of our Fetish™ and Shago® branded apparel products to discounters resulting in little or no gross profit to us.

Private Label Apparel

Private label apparel gross profit increased to $5,382,000 for the six months ended May 28, 2005 from $4,236,000 for the six months ended May 29, 2004, an 27% increase.  Private label gross margin decreased to 15% for the six months ended May 28, 2005 compared to 16% for the six months ended May 29, 2004.  This decrease in private label gross margin is attributable to sales to discounters during the first quarter of fiscal 2005, as well as sales to AEO at a fixed gross margin of 15% under our supply agreement with AZT.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses decreased to $10,656,000 for the six months ended May 28, 2005 from $13,697,000 for the six months ended May 29, 2004, a 22% decrease.

The decrease in SG&A expenses for the six months ended May 28, 2005 compared to the six months ended May 29, 2004 are largely a result of (i) a charge in the amount of $2,100,000 for the six months ended May 29, 2004 related to the termination of the Fetish™ license agreement; (ii) a decrease in advertising expense of $756,000 for the six months ended May 28, 2005 as a result of no longer having any advertising expenses associated with the Fetish™ and Shago® license agreements; (iii) a decrease in the amount of $544,000 for the six months ended May 28, 2005 for employee related costs due to a lower headcount; and (iv) a decrease in professional fees of $208,000 for the six months ended May 28, 2005.  These decreases were offset by an increase in our selling expenses, which consist primarily of sales commissions, royalties and an earn-out expense on sales to AEO, of $565,000 due to our overall increase in net sales of 36%.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased to $756,000 for the six months ended May 28, 2005 from $788,000 for the six months ended May 29, 2004, a 4% decrease.  The decrease was primarily attributable to greater depreciation and amortization costs associated with the Blue Concept Division acquisition from Azteca in the six months ended May 29, 2004 compared to the six months ended May 28, 2005.

Interest Expense

Our combined interest expense increased to $899,000 for the six months ended May 28, 2005 from $640,000 for the six months ended May 29, 2004, a 40% increase.  Our interest expense is primarily associated with: (i) $250,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs; (ii) $280,000 of interest expense incurred as a result of the $9,300,000 long-term note issued as a part of the purchase of the Blue Concept Division in July of 2003; (iii) $14,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to us on February 7, 2003 and February 13, 2003; and (iv) $355,000 of interest on $4,385,0000 of convertible notes, including amortization of deferred financing cost, which we did not have in the six months ended May 29, 2004.

Other Expense (Income)

For the six months ended May 28, 2005, other income, net of expense was $7,000 compared to net other expense of $48,000 for the six months ended May 29, 2004.  This decrease is primarily a result of losses related to foreign currency during the six months ended May 29, 2004 which we did not have during the six months ended May 28, 2005.

Income (loss) from Continuing Operations

We generated a loss from continuing operations of $193,000 for six months ended May 28, 2005 compared to a loss from continuing operations of $10,705,000 for the six months ended May 29, 2004.  Our reduction in our loss from continuing operations for the six months ended May 28, 2005 compared to the six months ended May 29, 2004 is largely the result of the following factors:  (i) an increase in demand for our Joe’s Jeans® products resulting in an increase in net sales of $8,160,000; (ii) net sales of $1,167,000 related to our indie™ products; (iii) an increase in demand for our private label products resulting in an increase in net sales of $9,823,000; and (iv) a decrease of $3,041,000 in our SG&A expenses primarily due to one time expenses incurred in the six months ended May 29, 2004 associated with the termination of the Fetish™ license agreement and decreases in advertising expenses, employee related expenses and professional fees.  These increases were partially offset by the loss of $5,616,000 of net sales associated with Fetish™ and Shago® branded apparel during the six months ended May 29, 2004 that we did not have in the six months ended May 28, 2005.

Discontinued Operations

During the third quarter of fiscal 2004, we made the decision to market for sale our commercial rental property that served as our former headquarters located in Springfield, Tennessee. Additionally, during the fourth quarter of fiscal 2004, we decided to offer for sale the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and financial position of our commercial rental property and our craft and accessory business segment are reported as discontinued operations.  The following is a summary of loss and other information of our discontinued operations for the periods presented:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

Three months ended May 28, 2005
Net sales	$888	$—	$888
Pre-tax loss from operations	(78)	(16)	(94)
Gain on sale of assets	377	—	377
Income tax	—	1	1
Discontinued operations, net of tax	$299	$(17)	$282

Three months ended May 29, 2004
Net sales	$4,477	$—	$4,477
Pre-tax loss from operations	(58)	(671)	(729)
Income tax	3	6	9
Discontinued operations, net of tax	$(61)	$(677)	$(738)

Six months ended May 28, 2005
Net sales	$2,490	$—	$2,490
Pre-tax loss from operations	(218)	(80)	(298)
Gain on sale of assets	377	—	377
Income tax (benefit)	—	(1)	(1)
Discontinued operations, net of tax	$159	$(79)	$80

Six months ended May 29, 2004
Net sales	$8,092	$—	$8,092
Pre-tax loss from operations	(110)	(865)	(975)
Income tax	5	12	17
Discontinued operations, net of tax	$(115)	$(877)	$(992)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary, resulting in a gain on sale of $377,000.  Under the executed asset purchase agreement, we sold certain craft inventory, purchase orders, goods in transit and related goodwill to a third party.  We expect to incur approximately $100,000 in additional expense related to closing our operations in Tennessee during the remainder of 2005.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash flows from operations; (ii) trade payables credit from vendors and related parties; (iii) equity financings and/or sales of convertible promissory notes and warrants; and (iv) borrowings from the factoring of accounts receivable and borrowing against inventory.  Cash used in continuing operating activities was $3,658,000 for the six months ended May 28, 2005 compared to $6,971,000 for the six months ended May 29, 2004.  During the period, we used cash to fund our operating expenses and purchase inventory.  Cash used in continuing operating activities, combined with $226,000 of cash used in investing in continuing operating activities was funded by $516,000 of cash on hand at the beginning of fiscal 2005 and $3,939,000 of net cash provided by financing continuing operating activities for the six months ended May 28, 2005.  Our cash balance was $1,651,000, including $623,000 of cash on hand for discontinued assets, as of May 28, 2005.

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

As of August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  As of June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first-out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo with an effective date of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Effective as of May 17, 2005, in connection with the sale of the assets of our craft and accessory segment of operations operated through our Innovo subsidiary, CIT terminated the inventory security agreement portion of the Factoring Facility as it related to Innovo and released all liens on the inventory sold.  Currently, the factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of May 28, 2005, the Chase prime rate was 6.0%.

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

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by each of Innovo, IAA or Joe’s, , upon at least 60 days advanced written notice prior to the anniversary date of each of the respective agreements or earlier, provided that the minimum factoring fees have been paid for the respective period.

In November 2004, as further security, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for our Factoring Facilities.  As of May 28, 2005, our loan balance with CIT was $8,862,000, including a balance due from factor of $42,000 in connection with our discontinued craft and accessory business segment, and $8,480,000 of factored receivables, net of reserves with CIT, including a $406,000 balance for our discontinued craft and accessory business segment.  As of May 28, 2005, we also had one open stand-by letter of credit available for $500,000.

Based on our cash on hand, projected results for the remainder of fiscal 2005, including current expectations of overall net sales of $115,000,000, expected income from continuing operations for a full year between $1,500,000 and $1,700,000, and availability on our CIT financing facilities, we believe that we have the working capital resources necessary to meet the operational needs associated with our anticipated internal growth for fiscal 2005.  Management further believes that the losses are being reduced in a manner that will allow working capital to be used for continued growth.

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

Short-Term Debt

Crossman Loan

In February 2003, we entered into two separate loan agreements with Marc Crossman, then a member of our board of directors and now also our President and Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000.  Our disinterested directors approved the loans from Mr. Crossman.  In October 2004, upon approval by the Audit Committee, the parties executed an Amended and Restated Promissory Note and Security Agreement, or Restated Note, regarding the repayment of the aggregate principal amount of $500,000 plus unpaid and accrued interest and interest thereon at the interest rate of 10% and calls for repayment of principal and interest on a weekly basis over a nine month period.  We may prepay the Restated Note, at any time, without penalty during the nine months.  The Restated Note is secured by a subordinated security interest in all goods, equipment, inventory, contract rights and general intangibles.  The balance outstanding as of May 28, 2005 is $106,000.

Convertible Notes and Common Stock Purchase Warrants

On June 15, 2004 and September 27, 2004, our Board of Directors authorized us to raise up to $5,500,000 through the sale of convertible promissory notes and common stock purchase warrants.  In June and October 2004, we executed substantially similar agreements for the sale of convertible promissory notes and common stock purchase warrants with various purchasers.  The sale of these notes resulted in aggregate gross proceeds of $4,385,000 immediately and up to an additional $989,000 in aggregate gross proceeds upon exercise of all of the warrants issued in connection with the notes.

The convertible promissory note issued to each purchaser bears interest at a rate of 7.5% per annum and has various maturity dates in June and October of 2005.  The convertible promissory note is convertible at any time from the date of issuance into shares of our common stock at a price per share of ranging from $1.35 to $2.28.  We pay interest only payments until the maturity date of the convertible note, unless it is converted or prepaid.  During the second quarter of fiscal 2005, seven convertible note holders converted all of the notes held by them into shares of common stock, resulting in the conversion of an aggregate of $3,655,000 of principal amount of debt and the issuance of 2,088,690 shares of common stock.  Subsequent to the end of the second quarter of fiscal 2005, one additional convertible note holder converted all of his note into shares of common stock, resulting in conversion of $230,000 of principal amount of debt and the issuance of 100,877 shares of common stock.  As of July 11, 2005, there are no convertible notes outstanding.

Each purchaser was also issued warrants to purchase shares of our common stock.  The number of shares that the purchaser is eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants range from $1.35 to $2.28 on a per share basis.  The warrants expire five years from the date of issuance and are exercisable immediately.  During the second quarter of fiscal 2005, warrants to purchase shares of our common stock were exercised with an exercise price ranging from $1.35 to $2.28 resulting in aggregate gross proceeds to us of approximately $546,056 and the issuance of 313,125 shares of common stock.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	05/28/05	11/27/04

Promissory note to Azteca (Blue Concepts)	$9,300	$9,300
Less current maturities	1,363	673
Total long-term debt	$7,937	$8,627

Blue Concept Acquisition and Note

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  A monthly payment of principal and interest in the amount of approximately $180,000 commences on August 5, 2005 for repayment of the Blue Concept Note.  After stockholder approval was obtained on March 5, 2004, we converted a portion of the Blue Concept Note into equity by issuing 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price, and reduced the Blue Concept Note by $12.5 million to $9.3 million.  The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods.  Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 12, 2006.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance and/or the return of certain locked-up shares of our common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met, resulting in no reduction in the purchase price.  Under the APA, we had certain other protections if revenues decreased to $35 million or less during Period II.  We have recognized revenue in the amount of approximately $35,000,000 for January 1, 2005 to June 26, 2005 against the Period II revenue targets and accordingly, some of the APA contingencies have been removed.

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

Discontinued Operations

Springfield Property Loan and Liability from Discontinued Operations — Leaseall Management, Inc.

The Leaseall note payable, held by First Independent Bank of Gallatin, is collateralized by a first deed of trust on real property in Springfield, Tennessee (with a carrying value of $599,000 at May 28, 2005, including both the land and building value in the aggregate), and by an assignment of key-man life insurance on our former President, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008.  The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee, we and certain subsidiaries and our former President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

In our Quarterly Report on Form 10-Q for the period ended August 28, 2004, we disclosed our decision to market for sale our commercial rental property.  We originally contemplated completing the sale in one transaction within a twelve month time period.  The commercial rental property consists of four distinct buildings on two parcels of land.  We have filed a request with the City of Springfield to rezone this property to accommodate an offer for a partial purchase of the property and buildings.  The rezoning process is expected to cause delays in completing the sale of commercial rental property as originally anticipated.

Terminated License Agreements

Fetish™ by Eve

On February 13, 2003, our IAA subsidiary entered into a 44 month exclusive license agreement with Blondie Rockwell, Inc., or Blondie, the licensor of entertainment personality Eve’s Fetish™ mark, for use of the Fetish™ mark with the production and distribution of branded apparel and accessory products for the United States, its territories and possessions.  After re-evaluation of our non-denim branded apparel licenses, on May 25, 2004, the parties executed a definitive Settlement Agreement and Release to terminate the license agreement for the manufacture and sale of apparel and accessories bearing the Fetish™ mark.  Under the terms of the settlement, the license agreement was immediately terminated; however, IAA continued to have the ability to market, distribute and sell the 2004 summer Fetish™ line, other excess apparel inventory and unsold and returned merchandise to certain approved customers until December 31, 2004.  We paid to Blondie a termination fee, which included unpaid owed royalties, totaling $837,000 with no further obligation to pay any additional royalties on sales from the 2004 Fetish™ summer line, excess apparel inventory or unsold or returned merchandise.  In addition, we had the right to finish the production, marketing, distribution and sale of Fetish™ accessories identified in the Settlement Agreement through March 31, 2005, and paid an 8% royalty on all such accessory sales.  On March 31, 2005, the parties agreed to a 30-day extension to complete sales of remaining Fetish™ accessory inventory, which has been completed as of the date hereof.

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

The balance in the allowance for customer credits and other allowances was $464,000 compared to $1,022,000 as of May 28, 2005 and November 27, 2004, respectively.

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

Item 4.            Controls and Procedures.

As of May 28, 2005, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.  Based upon the material weaknesses discussed below and because we have not completed the testing of our controls, our Chief Executive Officer and Chief Financial Officer continue to conclude that our disclosure controls and procedures were ineffective as of May 28, 2005.

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

Other than the remedial steps described above, there have been no changes in our internal control over financial reporting during the quarter ended May 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls.

Second Quarter of Fiscal 2005 Financial Statements.  Because of the remediation steps and compensating controls, none of these identified weaknesses has affected previously published financial statements and there have been no changes to any reported financial results, including the results contained in this Quarterly Report, that have been released by us as a result of these deficiencies.

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

PART II - OTHER INFORMATION

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

On or about April 20, 2005, Levi Strauss & Co., or Levi, served a filed complaint against us in the United States District Court for the Northern District of California, Case No. C 05-0957, alleging, trademark infringement, unfair competition and dilution under federal and state statutes and breach of settlement agreement.  We filed an answer and affirmative defenses on June 16, 2005.  Levi alleges, among other things, that we, under our Joe’s Jeans subsidiary, have manufactured certain styles of denim jeans using a stitching design on the rear pockets that infringes, dilutes and is substantially similar to its registered “Arcuate” back pocket stitch design trademark.  Levi also alleges that we breached two prior settlement agreements relating to the use of a back pocket stitch design substantially similar to Levi’s registered “Arcuate” back pocket design trademark.  Levi is requesting unspecified monetary damages, injunctive relief and liquated damages based upon the alleged breach of the settlement agreements.  We believe that there are significant differences between Levi’s alleged “Arcuate” trademark and our back pocket stitch designs at issue and we intend to vigorously defend this lawsuit, as we have had previous legal encounters with Levi’s that did not result in a material adverse effect based on similar claims.

Item 2.            Changes in Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
2/27/05-3/26/05	0		0	0		0
3/27/05- 4/23/05	0		0	0		0
4/24/05- 5/28/05	34,851	(1)	$5.38	0	(1)	0	(1)

(1)           On May 28, 2005, we agreed to repurchase, at a price of $5.38, 34,851 shares of our common stock that were previously owned shares purchased on the open market and tendered to us as payment for an option exercise pursuant to the terms and conditions of the stock option agreement.

Item 3.            Defaults upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

On April 26, 2005, we filed a Definitive Proxy Statement on Schedule 14A with the Securities and Exchange Commission relating to an annual meeting of our stockholders to be held on June 9, 2005.  The purpose of the annual meeting was to vote on the following proposals: (1) to elect eight directors to serve on our Board of Directors until the next annual meeting of stockholders or until their respective successors are elected and qualified; (2) to approve an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock available for issuance by 40 million shares from 40 million to 80 million; (3) to approve an amendment to our 2004 Stock Incentive Plan to increase the number of authorized shares available for issuance under the 2004 Stock Incentive Plan by 3 million shares from 1,265,172 shares to 4,265,172 shares; and (4) to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended November 26, 2005.  Our Board of Directors fixed the close of business on April 25, 2005 as the record date for identifying those stockholders entitled to notice of, and to vote, at the annual meeting.  On May 2, 2005, the notice of annual meeting, proxy statement and proxy cards were first mailed to stockholders along with our Annual Report and amendments.  On June 9, 2005, after the end of the quarter covered in the Quarterly Report on Form 10-Q, we conducted our annual meeting of our stockholders.  All four proposals were approved by our stockholders.

On June 9, 2005, a maximum amount of 28,690,146 shares were represented in person or by proxy at the meeting, which reflected approximately 89.4% of total shares outstanding, which was 32,088,331 as of April 25, 2005 according to the records of our transfer agent, the record date of the annual meeting.  The vote totals on the four proposals were as follows:

	For	Against	Abstain
1. Election of eight directors:
Samuel J. Furrow	28,298,464	0	391,682

Samuel J. Furrow, Jr.	28,181,264	0	508,822

Marc B. Crossman	27,639,438	0	1,050,708

Dean Factor	28,495,463	0	194,683

Kelly Hoffman	28,102,138	0	588,008

Suhail R. Rizvi	27,895,337	0	794,809

Kent Savage	27,985,938	0	704,208

Vincent Sanfilippo	27,955,537	0	734,609

2. Adoption and approval of the amendment to the Fifth Amended and Restated Certificate of Incorporation	27,523,627	1,158,014	8,505

3. Adoption and approval of the amendment to the 2004 Stock Incentive Plan	11,030,497	6,529,135	7,047

4. Appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending November 26, 2005	28,665,117	15,969	9,060

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

Item 6.            Exhibits.

(a) Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
4.1	Sixth Amended and Restated Certificate of Incorporation	Filed Herewith

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

July 12, 2005	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr.
Chief Executive Officer (Principal Executive Officer)
and Director

July 12, 2005	/s/ Marc B. Crossman
Marc B. Crossman
President, Chief Financial Officer
(Principal Financial Officer) and Director

July 12, 2005	/s/ Richard A. Quiroga
Richard A. Quiroga
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Sixth Amended and Restated Certificate of Incorporation

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002