Form 10-Q
period 2005-08-27
INNOVO GROUP INC
filed 2005-10-11
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               ☒ Yes              ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                      ☐ Yes               ☒ No

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No.

As of October 11, 2005, there were 33,301,787 shares of the issuer’s only class of common stock outstanding.

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

Signatures

PART I – FINANCIAL INFORMATION

Item 1.                                                        Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	08/27/05	11/27/04
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$872	$516
Accounts receivable and due from factor, net of allowance for customer credits and returns of $296 (2005) and $1,022 (2004)	364	2,208
Inventories	15,269	5,524
Due from related parties	3,146	1,747
Prepaid expenses and other current assets	162	384
Assets of discontinued operations	748	3,131
Total current assets	20,561	13,510

Property and equipment, net	502	270
Goodwill	12,592	12,592
Other intangible assets, net	10,664	11,690
Other assets	87	81

Total assets	$44,406	$38,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,589	$3,243
Due to factor	885	—
Due to related parties	84	143
Convertible notes payable, net of discount	—	4,132
Note payable to officer	—	439
Current portion of related party long-term debt	1,653	673
Liabilities of discontinued operations	389	607
Total current liabilities	7,600	9,237

Related party long-term debt	7,514	8,627

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: 5,000 shares authorized, 0 shares issued and outstanding (2005) and 194 shares issued and outstanding (2004)	—	—
Stockholders’ equity
Common stock, $0.10 par value: 80,000 shares authorized 33,414 shares issued and 33,302 outstanding (2005) and 29,266 shares issued and 29,189 outstanding (2004)	3,343	2,927
Additional paid-in capital	78,823	72,043
Accumulated deficit	(50,098)	(51,400)
Promissory note-former officer	—	(703)
Treasury stock, 112 shares (2005) and 77 shares (2004)	(2,776)	(2,588)
Total stockholders’ equity	29,292	20,279

Total liabilities and stockholders’ equity	$44,406	$38,143

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	08/27/05	08/28/04	08/27/05	08/28/04
	(unaudited)		(unaudited)

Net sales	$36,352	$36,049	$88,848	$74,584
Cost of goods sold	27,820	28,533	68,187	62,611
Gross profit	8,532	7,516	20,661	11,973

Operating expenses
Selling, general and administrative	6,312	4,564	16,968	18,261
Depreciation and amortization	395	378	1,151	1,166
	6,707	4,942	18,119	19,427
Income (loss) from continuing operations	1,825	2,574	2,542	(7,454)
Interest expense	(344)	(308)	(1,243)	(948)
Other income (expense)	—	30	7	(18)
Income (loss) from continuing operations, before income taxes	1,481	2,296	1,306	(8,420)
Income taxes	3	11	21	—

Income (loss) from continuing operations	1,478	2,285	1,285	(8,420)

Discontinued operations, net of tax	(63)	(281)	17	(1,273)
Net income (loss)	$1,415	$2,004	$1,302	$(9,693)

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	$0.04	$0.08	$0.04	$(0.30)
Earnings (loss) from discontinued operations	0.00	(0.01)	0.00	(0.05)
Earnings (loss) per common share - Basic	$0.04	$0.07	$0.04	$(0.35)

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	$0.04	$0.08	$0.04	$(0.30)
Earnings (loss) from discontinued operations	0.00	(0.01)	0.00	(0.05)
Earnings (loss) per common share - Diluted	$0.04	$0.07	$0.04	$(0.35)

Weighted average shares outstanding
Basic	33,286	29,089	31,489	27,884
Diluted	34,143	30,615	32,607	27,884

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	08/27/05	08/28/04
	(unaudited)

Cash used in continuing activities	$(3,015)	$(9,046)
Cash (used in) provided by discontinued operations	(65)	65
Net cash used in operating activities	(3,080)	(8,981)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(357)	(103)
Net cash used in continuing activities	(357)	(103)
Cash used in discontinued operations	—	(29)
Net cash used in investing activities	(357)	(132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing	885	(332)
Proceeds from issuance of convertible notes payable	—	2,500
Payments on notes payables and long-term debt	(133)	(68)
Payments on note payable officer	(439)	—
Proceeds from promissory note - former officer	703	—
Exercise of stock options	567	13
Exercise of warrants	2,284	447
Payment of stock issuance expense	(6)	(186)
Net cash provided by continuing activities	3,861	2,374
Cash used by discontinued operations	(68)	(74)
Net cash provided by financing activities	3,793	2,300

NET CHANGE IN CASH AND CASH EQUIVALENTS	356	(6,813)

CASH AND CASH EQUIVALENTS, at beginning of period	516	7,034

CASH AND CASH EQUIVALENTS, at end of period	$872	$221

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Promissory		Other	Total
	Common Stock		Paid-In	Accumulated	Note - former	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Officer	Stock	Loss	Equity

Balance, November 29, 2003	25,785	$2,579	$59,077	$(41,824)	$(703)	$(2,588)	$(59)	$16,482
Net loss	—	—	—	(9,693)	—	—	—	(9,693)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Comprehensive loss	—	—	—	—	—	—	—	(9,634)
Conversion of related party debt to common stock	3,125	313	12,187	—	—	—	—	12,500
Warrants issued in connection with Convertible note financing	—	—	143	—	—	—	—	143
Compensation expense associated with options and warrants	—	—	45	—	—	—	—	45
Common Stock registration related expense	—	—	(186)	—	—	—	—	(186)
Exercise of stock options	5	—	13	—	—	—	—	13
Exercise of warrants	251	25	422	—	—	—	—	447

Balance, August 28, 2004 (unaudited)	29,166	$2,917	$71,701	$(51,517)	$(703)	$(2,588)	$0	$19,810

Balance, November 27, 2004	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$—	$20,279
Net income	—	—	—	1,302	—	—	—	1,302
Payment of promissory note- former officer	—	—	—	—	703	—	—	703
Conversion of Convertible notes to common stock	2,560	256	4,129	—	—	—	—	4,385
Common stock registration related expense	—	—	(6)	—	—	—	—	(6)
Exercise of stock options	623	63	470	—	—	(188)	—	345
Exercise of warrants	965	97	2,187	—	—	—	—	2,284

Balance, August 27, 2005 (unaudited)	33,414	$3,343	$78,823	$(50,098)	$—	$(2,776)	$—	$29,292

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended August 27, 2005 and August 28, 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with Innovo Group’s audited consolidated financial statements as of November 27, 2004 contained in Innovo Group’s Annual Report on Form 10-K and any amendments thereto, or collectively, the Annual Report.  Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations, cash flows and changes in stockholders’ equity for the interim periods presented.  The results for the three and nine months ended August 27, 2005 are not necessarily indicative of the results anticipated for the entire year ending November 26, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.  The following subsidiaries have been reclassified as discontinued operations:  Innovo, Inc., or Innovo and Leaseall Management, Inc., or Leaseall.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.  Inventories consisted of the following (in thousands):

	08/27/05	11/27/04

Finished goods	$9,540	$3,578
Work in progress	2,563	815
Raw materials	3,855	1,499
	15,958	5,892
Less allowance for obsolescence and slow moving items	(689)	(368)
	$15,269	$5,524

NOTE 3 –DUE FROM RELATED PARTIES

Innovo Group has a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

In July of 2003, under an asset purchase agreement, or APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the APA, IAA entered into a non-exclusive Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Since that date, Innovo Group continues to utilize AZT as a supplier on a purchase order basis.  The APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO during that quarter.

In August 2000, Innovo Group entered into a supply agreement and distribution agreement for its craft products with Commerce.  In connection with the sale of the craft inventory and certain other assets of its Innovo subsidiary, the supply agreement and the distribution agreement for crafts have been effectively terminated.

Innovo Group also utilizes space under a verbal month-to-month arrangement with Azteca for its headquarters and principal executive offices.  Under this arrangement, Innovo Group pays to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

In addition to the above agreements and arrangements, Innovo Group purchases certain denim finished goods primarily from Commerce through authorized purchase orders.  Innovo Group has classified these purchase orders in the table below as supply agreement transactions.  Innovo Group believes that all the transactions conducted between Innovo Group and Azteca and/or Commerce were completed on terms that were competitive and at market rates.

The following table represents charges from the affiliated companies pursuant to Innovo Group’s relationship with them as follows:

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	8/27/05	8/28/04	8/27/05	8/28/04
Supply agreement	$20,724	$21,691	$52,658	$48,548
Distribution agreement	—	7	—	82
Verbal facilities agreement	290	187	786	698
Interest on related party note payable	273	140	518	690
Earn-out due to Sweet Sportswear	436	608	1,120	1,149
Discontinued craft & accessories business segment Supply and Distribution agreement	—	944	639	2,578

As of August 27, 2005 and November 27, 2004, respectively, the balances due from these related parties and certain of their affiliates are as follows:

	(in thousands)
	8/27/05	11/27/04

Commerce Investment Group	$2,953	$1,557
AZT International SA de CV	56	56
Owenslab Jean, LLC	61	61
Team Pro International	19	15
Blue Concepts, LLC/Yanuk	57	58
	$3,146	$1,747

The aggregate balances due from Commerce of $2,953,000 and $1,557,000 represent and include advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group as of August 27, 2005 and November 27, 2004, respectively.

NOTE 4 –RESULTS FROM DISCONTINUED OPERATIONS

During fiscal 2004, Innovo Group made the decision to market for sale its commercial rental property that served as its former headquarters located in Springfield, Tennessee and to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  On May 17, 2005, Innovo Group completed the sale of the assets of its craft and accessory segment of operations.  Innovo Group originally contemplated completing the sale of its commercial rental property in one transaction within a twelve month time period.  Innovo Group filed requests with the City of Springfield to rezone and subdivide this property to accommodate an offer for a partial purchase of the property and buildings.  The rezoning process was completed on June 21, 2005 and the subdivision process is near completion.  These processes have caused a delay in the sale of the commercial rental property from the time frame originally anticipated.

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

The assets and liabilities of the discontinued operations are presented in the condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

August 27, 2005
Cash and cash equivalents	$33	$—	$33
Accounts receivable	—	11	11
Other current assets	105	—	105
Property held for sale, net	—	599	599
Assets of discontinued operations	$138	$610	$748

Accounts payable and accrued expenses	$73	$4	$77
Due to factor	$3	—	3
Note payable	—	309	309
Liabilities of discontinued operations	$76	$313	$389

November 27, 2004
Cash and cash equivalents	$166	$—	$166
Accounts receivable and due from factor, net of allowance for customer credits and returns of $250	537	6	543
Inventories	1,730	—	1,730
Prepaid expenses and other current assets	25	9	34
Property, Plant and Equipment, net	59	599	658
Assets of discontinued operations	$2,517	$614	$3,131

Accounts payable and accrued expenses	$206	$21	$227
Note payable	—	380	380
Liabilities of discontinued operations	$206	$401	$607

The property in Springfield has a note payable collateralized by a first deed of trust on the property and by an assignment of key-man life insurance on the former President of Innovo, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008. The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee, Innovo Group and certain subsidiaries and the former President of Innovo have also agreed to act as guarantors for the obligations under the loan agreement.

The following table sets forth the results from discontinued operations:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
Three months ended August 27, 2005
Net sales	$—	$—	$—
Pre-tax loss from operations	(45)	(16)	(61)
Income tax	1	1	2
Discontinued operations, net of tax	$(46)	$(17)	$(63)

Three months ended August 28, 2004
Net sales	$5,072	$—	$5,072
Pre-tax loss from operations	(279)	(28)	(307)
Income tax (benefit)	(11)	(15)	(26)
Discontinued operations, net of tax	$(268)	$(13)	$(281)

Nine months ended August 27, 2005
Net sales	$2,490	$—	$2,490
Pre-tax loss from operations	(263)	(96)	(359)
Gain on sale of assets	377	—	377
Income tax	1	—	1
Discontinued operations, net of tax	$113	$(96)	$17

Nine months ended August 28, 2004
Net sales	$13,164	$—	$13,164
Pre-tax loss from operations	(389)	(893)	(1,282)
Income tax (benefit)	(6)	(3)	(9)
Discontinued operations, net of tax	$(383)	$(890)	$(1,273)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 5 – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	08/27/05	11/27/04

Promissory note to Azteca (Blue Concepts)	$9,167	$9,300
Less current maturities	1,653	673
Total long-term debt	$7,514	$8,627

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year unsecured, convertible promissory note for $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and required payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  The shares issued pursuant to the conversion are subject to certain lock-up arrangements.  Accordingly, the Blue Concept Note was reduced to $9.3 million.  A monthly payment of principal and interest in the amount of approximately $180,000 commenced on August 5, 2005 for repayment.  The Blue Concept Note is subject to further reduction as a result of other events.

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

On or about August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  On or about June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first-out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo with an effective date of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Effective as of May 17, 2005, in connection with the sale of the assets of Innovo Group’s craft and accessory segment of operations conducted through its Innovo subsidiary, CIT terminated the inventory security agreement portion of the Factoring Facility for Innovo only and released all liens on the inventory sold.  Currently, the factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of August 27, 2005, the Chase prime rate was 6.5%.

In addition, Innovo Group has established a letter of credit facility with CIT to allow it to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to availability on its line of credit.  Innovo Group also may elect to factor receivables with CIT by using an adjustment of the interest rate as set on a case-by-case basis, whereby certain allocation of risk would be borne by Innovo Group, depending upon the interest rate adjustment.  Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT.  Further, in the event its loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on its balance sheet as “Due to Factor.”

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

In November 2004, as further security, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for the Factoring Facilities.  As of August 27, 2005, Innovo Group’s net loan balance with CIT was $888,000, including a balance due to factor of $3,000 in connection with Innovo’s discontinued craft and accessory business segment, and $12,756,000 of factored receivables, net of reserves with CIT.  As of August 27, 2005, Innovo Group also had one open stand-by letter of credit available for $500,000 and an open letter of credit for $44,000.

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	08/27/05	08/28/04	08/27/05	08/28/04

Basic Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$1,478	$2,285	$1,285	$(8,420)
Income (loss) from discontinued operations	(63)	(281)	17	(1,273)
Net income (loss)	$1,415	$2,004	$1,302	$(9,693)

Denominator:
Weighted average common shares outstanding	33,286	29,089	31,489	27,884

Earnings (loss) per Common Share - Basic
Income (loss) from continuing operations	$0.04	$0.08	$0.04	$(0.30)
Income (loss) from discontinued operations	(0.00)	(0.01)	0.00	(0.05)
Net income (loss)	$0.04	$0.07	$0.04	$(0.35)

Diluted Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$1,478	$2,285	$1,285	$(8,420)
Income (loss) from discontinued operations	(63)	(281)	17	(1,273)
Net income (loss)	$1,415	$2,004	$1,302	$(9,693)

Denominator:
Weighted average common shares outstanding	33,286	29,089	31,489	27,884
Effect of dilutive securities:
Options and warrants	857	212	1,118	—
Convertible notes	—	1,314	—	—
Dilutive potential common shares	34,143	30,615	32,607	27,884

Earnings (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$0.04	$0.08	$0.04	$(0.30)
Income (loss) from discontinued operations	(0.00)	(0.01)	0.00	(0.05)
Net income (loss)	$0.04	$0.07	$0.04	$(0.35)

A total of 5,937,000 potentially dilutive convertible notes, options and warrants have been excluded from the nine months ending August 28, 2004 calculation of diluted earnings (loss) per share, as their effect would have been anti-dilutive.

NOTE 8 –INCOME TAXES

Innovo Group’s income tax expense for the three and nine months ended August 27, 2005 and August 28, 2004, respectively, represents estimated state income and franchise tax expense.  For the 2005 period, Innovo Group recorded $21,000 of income tax.  For the 2005 and 2004 periods, the effective tax rate differs from the statutory rate primarily as a result of recording a valuation allowance against net operating loss carryforwards other than net operating loss carryforwards utilized against current year net income.

NOTE 9 – STOCK COMPENSATION

Financial Accounting Standards Board (FASB) Statement 123(R) requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Innovo Group will adopt Statement 123(R) on November 27, 2005, the beginning of its 2006 fiscal year.

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

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	08/27/05	08/28/04	08/27/05	08/28/04

Net income (loss) as reported	$1,415	$2,004	$1,302	$(9,693)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards, net of related tax effects	4,123	159	4,826	345
Pro forma net (loss) income	$(2,708)	$1,845	$(3,524)	$(10,038)

Net (loss) income per share
As reported - basic	$0.04	$0.07	$0.04	$(0.35)
As reported - diluted	$0.04	$0.07	$0.04	$(0.35)

Pro forma - basic	$(0.08)	$0.06	$(0.11)	$(0.36)
Pro forma - diluted	$(0.08)	$0.06	$(0.11)	$(0.36)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	82-94%	74.00%
Risk-free interest rate	3.99%	5.00%
Expected life of options	4 yrs	4 yrs

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

NOTE 10 – BLUE CONCEPT ACQUISITION

On July 17, 2003, IAA entered into an APA with Azteca, Hubert Guez and Paul Guez, or collectively, the Sellers, whereby IAA acquired the division known as the Blue Concept Division of Azteca.  The Blue Concept Division sells primarily denim jeans to AEO, a national retailer.  Pursuant to the terms of the APA, IAA paid $21.8 million for the Blue Concept Division, subject to adjustment as noted below.  Pursuant to the APA, IAA employed all of the existing employees of the Blue Concept Division but did not assume any of the Blue Concept Division’s or the Sellers’ existing liabilities. In connection with the purchase of the Blue Concept Division from the Sellers, IAA issued the Blue Concept Note, a seven-year convertible promissory note for $21.8 million.  The Blue Concept Note bears interest at a rate of 6% and required payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  A monthly payment of principal and interest in the amount of approximately $180,000 commenced on August 5, 2005 for repayment.  On March 5, 2004, Innovo Group converted a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of its common stock valued at $4.00 per share subject to certain lock-up periods.  As a result, the principal amount of the Blue Concept Note was reduced to $9.3 million.  Innovo Group may issue up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group’s stock price for the thirty day period prior to March 12, 2006.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II, following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met.  Under the APA, Innovo Group had certain other protections if revenues decreased to $35 million or less during Period II.  Innovo Group has recognized revenue in the amount of approximately $54,000,000 for January 1, 2005 to August 27, 2005 against the Period II revenue targets and met or exceeded certain Period II revenue targets.  Accordingly, some of the APA contingencies have been removed.

In the event the principal amount of the Blue Concept Note needs to be reduced beyond the outstanding principal balance, then an amount of the locked-up shares equal to the balance of the required reduction shall be returned to Innovo Group.  For these purposes, the locked-up shares will be valued at $4.00 per share.

As part of the transaction, on July 17, 2003, IAA and AZT entered into a two-year, renewable, non-exclusive Supply Agreement for its products to be sold to AEO.  This non-exclusive Supply Agreement expired on July 17, 2005, but Innovo Group continues to utilize AZT as supplier on a purchase order basis for its products to be sold to AEO.  Innovo Group believes that utilizing AZT under a purchase order relationship instead of the Supply Agreement may result in the opportunity to develop relationships with other suppliers in Mexico and in China, which may result in improved margins for private label products.

NOTE 11 – CONVERTIBLE NOTES AND WARRANTS

During June and October 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $4,385,000 and up to an additional $989,000 in the event of exercise of all of the warrants.  The warrants expire in June and October 2009 and are exercisable immediately.  The convertible promissory notes bore interest at a rate of 7.5% per annum and had various maturity dates in June and October 2005.  Innovo Group paid interest only until the earlier of the maturity date, the conversion date or the date of prepayment.  As of August 27, 2005, there were no convertible notes outstanding.

The following table sets forth the aggregate principal amounts outstanding as of August 27, 2005 and November 27, 2004, respectively, less debt discount, as well as shares of common stock reserved for issuance upon conversion of the notes and the respective weighted average exercise prices.

	(in thousands)		Common shares reserved for conversion		Weighted Average Conversion Price
Maturity Date	8/27/05	11/27/04	8/27/05	11/27/04	8/27/05	11/27/04

June 2005	$—	$2,500		1,733,183	$—	$1.44
October 2005	—	1,885	—	826,753	$—	$2.28

Total	—	4,385	—	2,559,936

Less: Debt discount	—	(253)
Convertible notes, net of discount	$—	$4,132

NOTE 12 –INNOVO REALTY INC.

On or about April 21, 2005, Innovo Group executed a settlement agreement with the holders of its Series A Redeemable Cumulative Preferred Stock, or the Series A Shares and the Series A Holders, respectively.  Under the terms of the settlement agreement, Innovo Group redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty Inc. subsidiary, or IRI.  Further, the parties agreed to a release of all claims, whether alleged, known or unknown, and all of Innovo Group’s obligations in its Certificate of Designation for the Series A Shares.  The parties also agreed to a dismissal with prejudice for the lawsuit filed in August 2004 in the 393rd District Court of Denton County, Texas by the Series A Holders.  In connection with the settlement agreement, Innovo Group received a lump sum payment in the amount of approximately $100,000 and an indemnification for up to $50,000 for future tax liabilities from the past or future sale of any of the properties by the partnerships.  In addition, the Series A Holders agreed to a provision whereby if they receive net proceeds of more than approximately $8,602,000 from the sale of the properties, whether such sale is negotiated or the properties are actually sold during the 180 day period following execution of the settlement agreement, then Innovo Group is entitled to 30% of such proceeds.  Finally, Innovo Group executed a similar release of all claims whether alleged, known or unknown, with certain of the other investors in the partnerships, who were not Series A Holders.  Innovo Group originally issued the Series A Shares in April 2002 in connection with its IRI subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.

NOTE 13 – TERMINATION OF LICENSE AGREEMENT

On July 22, 2005, Innovo Group on behalf of its subsidiary, IAA, and B.J. Vines, Inc., or B.J. Vines, licensor of the Betsey Johnson® apparel brand, entered into a termination settlement agreement and mutual release to provide for the immediate termination of the license agreement under which IAA had the exclusive right to design, market, and distribute women’s denim and coordinating denim related apparel under the Betsey Johnson® brand name in the United States and Canada.  In exchange for the early termination of the license agreement and a general release by both parties, IAA paid to B.J. Vines a one-time payment in the amount of $350,000.  In connection with the termination, IAA has no further obligations under the license agreement, and all ancillary documents, which included a personal guarantee by the original licensee, were also terminated.

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

The following discussion provides information and analysis of our results of operations for the three and nine month period ended August 27, 2005 and August 28, 2004, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine month periods ended August 27, 2005 and August 28, 2004.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Discontinued Operations

During fiscal 2004, we made the decision to market for sale our commercial rental property that served as our former headquarters located in Springfield, Tennessee and to offer for sale the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.  In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying condensed consolidated financial statements and related discussions and comparisons between current and prior periods reflect the results of operations and financial position of our commercial rental property and our craft and accessory business segment separately as a discontinued operation.  Please see “Discontinued Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a further discussion of our discontinued operations.

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

Our branded apparel products are designed, developed and marketed by us internally pursuant to the license agreement under which we have licensed the brand such as Joe’s Jeans® or as a company-owned brand, such as indie™.  Our private label apparel products are outsourced to us from several different customers, generally retail chains who desire to sell apparel products under their own brand name, such as American Eagle Outfitters, Inc., or AEO, and Target Corporation.  We work with our private label customers to create their own brand image by custom designing products.  In creating a unique brand, our private label customers may provide samples to us or may select styles already available in our showrooms.

Our products are currently manufactured by independent contractors located in Los Angeles, California, Mexico, Europe and Asia.  The products are then distributed out of our warehouse facilities located in Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca Production International, Inc., or Azteca, and/or its affiliates, as discussed below.  Azteca is controlled by two of our stockholders, Hubert Guez and Paul Guez.

During fiscal 2004, we terminated our Fetish™, Hot Wheels®, and Shago® branded apparel licenses and terminated our Bongo® and Fetish™ accessory licenses for our accessory business.  In July 2005, we terminated our Betsey Johnson® branded apparel license.  Due to the termination of these licenses and our sale of the craft and accessory segment of operations, we have been able to reduce our headcount from its peak level in early fiscal 2004 and direct our resources to focus primarily on denim and denim-related apparel.  We believe that this segment of the apparel industry represents our primary strength.  While there can be no assurance that this change will result in profitability, we believe that these changes represent steps for growth and profitability in areas of our proven ability.

Our Principal Sources of Revenue

Our principal products are branded and private label denim and denim-related apparel products which we sell to numerous retail, distribution and private label customers.  For the nine months ended August 27, 2005, our overall net sales were approximately $88,848,000.

Branded Apparel

Our branded apparel business is conducted through our Joe’s and IAA subsidiary.  We produce branded apparel products under license agreements for brands such as Joe’s Jeans® or as company-owned brands, such as indie™.

Joe’s products are typically part of a collection that includes denim jeans, pants, shirts, sweaters, jackets and are sold domestically and internationally.  Joe’s has historically included in its collection of products, pants in materials other than denim, tops, jackets and men’s denim pants.  In addition, in fiscal 2004, Joe’s introduced a premium line of denim, with premium fabrics, washes and detailing, for the luxury market.  Joe’s re-launched its men’s denim collection for Spring 2006 with its first sales expected to be delivered in the first half of fiscal 2006.  As previously discussed in our last quarterly report filed on July 12, 2005, we agreed to enter into an amendment to our master license agreement for our Joe’s Jeans® and related marks to release back to JD Design LLC the right to exploit the marks in the category of children’s clothes in exchange for a 5% commission to us on such net sales.  This transaction was approved by our audit committee of  our board of directors.  We decided to release these rights, in part, because developing a collection of children’s clothes is not part of our strategic focus on our denim and denim-related apparel operations.  After our previous disclosure, on October 10, 2005, the parties executed a final agreement.

On February 6, 2004, we entered into an assignment with Blue Concept LLC, which is controlled by Paul Guez, one of our stockholders, for all the rights, benefits and obligations of a license agreement between Blue Concept LLC and B.J. Vines, Inc., the licensor of the Betsey Johnson® apparel brand.  On July 22, 2005, the parties entered into a termination settlement agreement and mutual release to provide for the immediate early termination of the license agreement under which we had the exclusive right to design, market, and distribute women’s denim and coordinating denim related apparel under the Betsey Johnson® brand name in the United States and Canada.  Because of lower than anticipated sales, the parties believed that the termination of the agreement was in the best interest of the parties.  In exchange for the early termination of the license agreement and a general release by both parties, IAA paid to B.J. Vines a one-time payment in the amount of $350,000.  This payment represented a significantly lesser amount than the minimum guaranteed royalties that we would have otherwise been required to pay during the remaining three years of the license.

In June 2004, we announced the launch of our new line of company-owned and designed branded denim and denim-related apparel, indie™.  indie™ is a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  We shipped our first shipment of indie™ in January 2005 and in the second quarter of fiscal 2005, we had a full launch of the indie™ line to better retail and specialty stores.  Our aggregate net sales to date for indie™ apparel products have been approximately $1,587,000.

Private Label Apparel

We also design and develop private label apparel products under other non-licensed arrangements, such as purchase orders.  The private label business represents approximately 70% of our total net sales.  Through private label arrangements, we sell denim products primarily to AEO and Target.  For the first nine months of fiscal 2005, we recognized approximately $60,430,000 in net sales from our private label apparel products.  For the remainder of fiscal 2005, based upon estimates by management of open and expected future purchase orders, we would expect our private label apparel net sales to either remain consistent with prior sales levels or slightly decrease to a sales target lower than previously anticipated.

Strategic Relationship

In order to enter into the denim apparel and design business for the private label and retail market, we developed a strategic relationship with certain of our stockholders, Hubert Guez and Paul Guez, and their affiliated companies.  Beginning in the summer of 2000, we entered into a series of transactions with Hubert Guez and Paul Guez, and their affiliated companies, including, Azteca and Commerce Investment Group LLC, or Commerce.  The Guez brothers and their affiliated companies have in the aggregate more than fifty years of experience in the apparel industry with a specialty in denim apparel and related products.  Such relationship, we believe, has had many tangible benefits for us.

In 2000, in an effort to raise capital, pursuant to a stock and warrant purchase agreement, Commerce acquired 2,863,637 shares of our common stock and 3,300,000 common stock purchase warrants.  As part of Commerce’s equity investment in us, we entered into several other arrangements with Commerce in order to reduce our manufacturing and distribution costs and to increase the effectiveness and capacity of our distribution network for our discontinued craft and accessory business segment.  In connection with the sale of the craft and accessory segment of operations of our Innovo subsidiary, the supply agreement and distribution agreement for crafts have been effectively terminated.

Our strategic relationship with Commerce allowed us to diversify our product mix and offerings to include apparel products.  Through IAA, we acquired Azteca’s knit apparel division in August 2001 in exchange for 700,000 shares of our common stock and promissory notes in the amount of $3.6 million.  To further solidify our presence in the apparel market and to complement our existing private label business, in July 2003, we acquired the division known as the Blue Concept Division from Azteca in exchange for a convertible promissory note in the original amount of $21.8 million, or the Blue Concept Note.  In connection with the acquisition of the Blue Concept Division, we obtained the rights relating to the design, manufacture and wholesaling of denim jeans to AEO.  On March 5, 2004, our stockholders approved the conversion of $12.5 million of principal amount of the Blue Concept Note into 3,125,000 shares of our common stock, with the potential issuance of up to 1,041,667 additional shares of our common stock upon the occurrence of certain contingencies described in the purchase agreement.  As a result of this conversion, the Blue Concept Note was reduced to $9.3 million.  On August 5, 2005, we began repayment of the principal amount of the Blue Concept Note by paying a monthly payment of principal and interest of approximately $180,000.  As part of the transaction, we entered into a non-exclusive supply agreement with AZT International SA de CV, a Mexico corporation and wholly-owned subsidiary of Azteca, or AZT, to purchase products sold to AEO, which expired on July 17, 2005.  We continue to utilize AZT as a supplier on a purchase order basis.  We also pay to Sweet Sportswear, an entity owned by Hubert Guez and Paul Guez, pursuant to the purchase agreement in connection with the acquisition, an earn-out, calculated on a quarterly basis, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  This earn-out agreement was additional consideration for the acquisition of the Blue Concept Division.

By virtue of this strategic relationship, in February 2004, we were able to secure an assignment for the license for women’s denim and denim-related apparel under the Betsey Johnson® brand name from Blue Concept LLC, an entity owned by Paul Guez, for no additional compensation to him.  In July 2005, we terminated this license agreement due to lower than expected sales of the product.

We currently lease space under a verbal month-to-month agreement with Azteca for our headquarters and principal executive offices at 5804 E. Slauson Avenue, Commerce, California 90040.  This space is utilized under a verbal agreement with Azteca, pursuant to which we pay to Azteca a monthly fee for allocated expenses associated with our use of office and warehouse space and expenses incurred in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

In addition to the above agreements and arrangements, we purchase certain denim finished goods primarily from Commerce through authorized purchase orders.  We have classified these purchase orders in the table below as supply agreement transactions.  We believe that all the transactions conducted between us and Azteca and/or Commerce were completed on terms that were competitive and at market rates.

The following table represents charges from the affiliated companies pursuant to our relationship with them as follows:

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	8/27/05	8/28/04	8/27/05	8/28/04
Supply agreement	$20,724	$21,691	$52,658	$48,548
Distribution agreement	—	7	—	82
Verbal facilities agreement	290	187	786	698
Interest on related party note payable	273	140	518	690
Earn-out due to Sweet Sportswear	436	608	1,120	1,149
Discontinued craft & accessories business segment Supply and Distribution agreement	—	944	639	2,578

Comparison of Three Months Ended August 27, 2005 to Three Months Ended August 28, 2004

Three Months Ended August 27, 2005 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(in thousands)
	08/27/05	08/28/04	$ Change	% Change

Net sales	$36,352	$36,049	$303	1%
Cost of goods sold	27,820	28,533	(713)	(2)%
Gross profit	8,532	7,516	1,016	14%
Gross margin	23%	21%

Selling, general & administrative	6,312	4,564	1,748	38%
Depreciation & amortization	395	378	17	4%
Income from operations	1,825	2,574	(749)	(29)%

Interest expense	(344)	(308)	(36)	12%
Other income	—	30	(30)	(A)
Income from continuing operations, before taxes	1,481	2,296	(815)	(35)%

Income taxes	3	11	(8)	(73)%
Income from continuing operations	1,478	2,285	(807)	(35)%

Discontinued operations, net of tax	(63)	(281)	218	(78)%

Net income	$1,415	$2,004	$(589)	(29)%

(A) Not Meaningful

Results of Continuing Operations

For the three months ended August 27, 2005, or the third quarter of fiscal 2005, our net sales increased to $36,352,000 from $36,049,000 for the three months ended August 28, 2004, or the third quarter fiscal 2004, a 1% increase.  We generated income from continuing operations of $1,478,000 for the third quarter of fiscal 2005 compared to $2,285,000 for the third quarter fiscal 2004.

The primary reason for the change in our income from continuing operations for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was the following:

•      An increase of $1,748,000 in our expenses, primarily attributable to:

•      An increase of $588,000 in sales commissions and royalties in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, primarily due to an 86% increase in branded apparel net sales;

•      An increase of $231,000 in professional fees primarily associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002;

•      The termination fee of $350,000 paid in connection with the early termination of the Betsey Johnson® branded apparel license; and

•      An increase of $255,000 for employee and employee related expenses due to an increase in headcount from the prior comparison period.

This increase in expenses was offset by an increase in gross profit of $1,016,000.  This gross profit increase resulted from a shift in the mix of our net sales.  More specifically, in the third quarter of fiscal 2005, the percentage of net sales attributable to branded apparel increased to 35% from 19% for the third quarter of fiscal 2004.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated:

	Three months ended
	(in thousands)
				%
	08/27/05	08/28/04	Change	Change
Net Sales
Branded	$12,600	$6,771	$5,829	86%
Private label	23,752	29,278	(5,526)	(19)%

	36,352	36,049	303	1%

Gross Profit
Branded	$4,771	$3,097	$1,674	54%
Private label	3,761	4,419	(658)	(15)%

	8,532	7,516	1,016	14%

Gross Margin
Branded	38%	46%
Private label	16%	15%

Overall	24%	21%

Net Sales

Our net sales increased to $36,352,000 for the third quarter of fiscal 2005 from $36,049,000 for the third quarter of fiscal 2004, a 1% increase.  The primary reason for an increase in our net sales was due to growth in sales of our Joe’s Jeans® branded apparel products, which also resulted in a significant shift in the percentage of net sales attributable to branded versus private label apparel.

Branded Apparel

Our net sales of branded apparel increased to $12,600,000 for the third quarter of fiscal 2005 from $6,771,000 for the third quarter of fiscal 2004, an 86% increase.  Net sales for our Joe’s® branded apparel represented a significant portion of this growth with an increase in net sales to $12,159,000 for the third quarter of fiscal 2005 from $4,962,000 for the third quarter of fiscal 2004, a 145% increase.  This increase can be attributed to an increase in sales in both the domestic and international markets and overall strong demand for denim apparel products.  Our overall increase in branded net sales was partially offset by sales of $1,809,000 from Fetish™ and Shago® branded apparel licenses that were terminated in 2004.

Private Label Apparel

Private label apparel net sales decreased to $23,752,000 for the third quarter of fiscal 2005 from $29,278,000 for the third quarter of fiscal 2004, a 19% decrease.  The decrease is attributable to a decrease in sales orders from our primary private label customer, AEO.

Gross Profit

Our gross profit increased to $8,532,000 for the third quarter of fiscal 2005 from $7,516,000 for the third quarter of fiscal 2004, a 14% increase.  Our overall gross margin increased to 24% for the third quarter of fiscal 2005 from 21% for the third quarter of fiscal 2004.  This gross margin improvement for the third quarter of fiscal 2005 was primarily due to an increase in the percentage of our overall net sales attributed to branded apparel products, which carry a higher gross margin and gross profit.

Branded Apparel

Branded apparel gross profit increased to $4,771,000 for the third quarter of fiscal 2005 from a gross profit of $3,097,000 for the third quarter of fiscal 2004, a 54% increase.  Branded apparel gross margins decreased to 38% for the third quarter of fiscal 2005 from 46% for the third quarter of fiscal 2004.  Our gross margins for Joe’s ® branded apparel products remained consistent from period to period.

Our branded apparel gross margin decrease for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to (i) a write down taken against Betsey Johnson® branded apparel inventory remaining after the termination of our license agreement in July 2005; (ii) low gross margins of our indie™ branded apparel due to higher than average returns, discounts and allowances taken against prior shipments; and (iii) higher than average gross margins in the third quarter of fiscal 2004 for Fetish™ and Shago® branded apparel due to sales at prices higher than estimated liquidated value.

Private Label Apparel

Private label apparel gross profit decreased to $3,761,000 for the third quarter of fiscal 2005 from $4,419,000 for the third quarter of fiscal 2004, a 15% decrease.  Private label gross margin increased to 16% for the third quarter of fiscal 2005 compared to 15% for the third quarter of fiscal 2004.  This slight increase in private label gross margin is attributable to a higher percentage of our private label sales to customers other than AEO, since sales to AEO have a fixed gross margin of 15% under our purchase order supply arrangement with AZT.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $6,312,000 for the third quarter of fiscal 2005 from $4,564,000 for the third quarter of fiscal 2004, a 38% increase.

The increase in SG&A expenses in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 are largely a result of the following factors: (i) an increase of $588,000 in sales commissions and royalties in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, primarily due to an 86% increase in branded apparel net sales; (ii) an increase of $231,000 in professional fees primarily associated with consulting fees paid in connection with compliance with Section 404 of the Sarbanes Oxley Act of 2002; (iii) a termination fee of $350,000 paid in connection with the early termination of the Betsey Johnson® branded apparel license; and (iv) an increase of $255,000 for employee and employee related expenses due to an increase in employee headcount from the prior comparison period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $395,000 for the third quarter of fiscal 2005 from $378,000 for the third quarter of fiscal 2004, a 4% increase.  The increase was primarily attributable to purchases of fixed assets to support our information technology infrastructure at the end of the second quarter of fiscal 2005.

Interest Expense

Our combined interest expense increased to $344,000 for the third quarter of fiscal 2005 from $308,000 for the third quarter of fiscal 2004, a 12% increase.  Our interest expense is primarily associated with: (i) $197,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs; (ii) $137,000 of interest expense incurred as a result of the $9,300,000 long-term note issued as a part of the purchase of the Blue Concept Division in July of 2003; (iii) $1,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003; and (iv) $9,000 of interest on convertible notes outstanding during the quarter, including amortization of deferred financing cost, which we did not have in the third quarter of fiscal 2004.

Income (loss) from Continuing Operations

We generated income from continuing operations of $1,478,000 for the third quarter of fiscal 2005 compared to $2,285,000 for the third quarter fiscal 2004.  The primary reason for the change in our income from continuing operations for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was the following: (i) an increase of $1,748,000 in expenses, primarily attributable to: (a) an increase of $588,000 in sales commissions and royalties in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, primarily due to a 86% increase in branded apparel net sales; (b) an increase of $231,000 in professional fees primarily associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002; (c) a termination fee of $350,000 paid in connection with the early termination of the Betsey Johnson® branded apparel license; and (d) an increase of $255,000 for employee and employee related expenses due to an increased headcount from the prior comparison period.  The increase in our expenses was partially offset by an increase in gross profit of $1,016,000.  This gross profit increase resulted from a shift in the mix of our net sales.  More specifically, in the third quarter of fiscal 2005, the percentage of net sales attributable to branded apparel increased to 35% from 19% for the third quarter of fiscal 2004.

Comparison of Nine Months Ended August 27, 2005 to Nine Months Ended August 28, 2004

Nine Months Ended August 28, 2005 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Nine months ended
	(in thousands)
	08/27/05	08/28/04	$ Change	% Change

Net sales	$88,848	$74,584	$14,264	19%
Cost of goods sold	68,187	62,611	5,576	9%
Gross profit	20,661	11,973	8,688	73%
Gross margin	23%	16%

Selling, general & administrative	16,968	18,261	(1,293)	(7)%
Depreciation & amortization	1,151	1,166	(15)	(1)%
Income (loss) from operations	2,542	(7,454)	9,996	(134)%

Interest expense	(1,243)	(948)	(295)	31%
Other income (expense)	7	(18)	25	(A )
Loss from continuing operations, before taxes	1,306	(8,420)	9,726	(116)%

Income taxes	21	—	21	(A )
Loss from continuing operations	1,285	(8,420)	9,705	(115)%

Discontinued operations, net of tax	17	(1,273)	1,290	(101)%

Net loss	$1,302	$(9,693)	$10,995	(113)%

(A) Not Meaningful

Results of Continuing Operations

For the nine months ended August 27, 2005, our net sales increased to $88,848,000 from $74,584,000 for the nine months ended August 28, 2004, a 19% increase.  We generated income from continuing operations of $1,285,000 for the nine months ended August 27, 2005 compared to a loss from continuing operations of $8,420,000 for the nine months ended August 28, 2004.

The primary reasons for generating income from continuing operations for the nine months ended August 27, 2005 compared to a loss from continuing operations for the nine months ended August 28, 2004 were the following:

•      An increase in overall net sales by $14,264,000 with net sales of branded apparel increasing by 54% and private label apparel increasing by 8%;

•      An improvement in our overall gross margins to 23% for the nine months ended August 27, 2005 from 16% for the nine months ended August 28, 2004.  This improvement in overall gross margins was due to a higher percentage of net sales coming from branded apparel products, which generally have higher gross margins, and also resulted in a gross profit increase of $8,688,000 for the nine months ended August 27, 2005 compared to the nine months ended August 28, 2004; and

•      A decrease of $1,293,000 in our SG&A expenses primarily due to a decrease of $1,700,000 in license termination fees, which was partially offset by an increase in sales commissions and royalties paid in connection with our increase in branded apparel net sales.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Nine months ended
	(in thousands)
				%
	08/27/05	08/28/04	Change	Change
Net Sales
Branded	$28,418	$18,451	$9,967	54%
Private label	60,430	56,133	4,297	8%

	88,848	74,584	14,264	19%

Gross Profit
Branded	$11,518	$3,318	$8,200	247%
Private label	9,143	8,655	488	6%

	20,661	11,973	8,688	73%

Gross Margin
Branded	41%	18%
Private label	15%	15%

Overall	23%	16%

Net Sales

Our net sales increased to $88,848,000 for the nine months ended August 27, 2005 from $74,584,000 for the nine months ended August 28, 2004, a 19% increase.

Branded Apparel

Our net sales of branded apparel increased to $28,418,000 for the nine months ended August 27, 2005 from $18,451,000 for the nine months ended August 28, 2004, a 54% increase.  Our Joe’s® branded apparel represented a significant portion of our overall branded apparel net sales for the nine months ended August 27, 2005.  More specifically, net sales for our Joe’s® branded apparel increased to $26,383,000 for the nine months ended August 27, 2005 from $11,026,000 for the nine months ended August 28, 2004, a 139% increase, as a result of increased sales in both the domestic and international markets and overall strong demand for denim apparel products.  Net sales for our indie™ branded apparel contributed $1,587,000 to our branded apparel net sales for the nine months ended August 27, 2005.   This increase was partially offset by $7,425,000 of net sales associated with Fetish™ and Shago® branded apparel licenses that were terminated in 2004.

Private Label Apparel

Private label apparel sales increased to $60,430,000 for the nine months ended August 27, 2005 from $56,133,000 for the nine months ended August 28, 2004, an 8% increase.  The increase is attributable to increased demands and inventory levels in stores from our private label customers due to strong demand for denim in the marketplace resulting in an increase in net sales of $4,297,000 for private label products.

Gross Profit

Our gross profit increased to $20,661,000 for the nine months ended August 27, 2005 from $11,973,000 for the nine months ended August 28, 2004, a 73% increase  Our gross margin increased to 23% for the nine months ended August 27, 2005 from 16% for the nine months ended August 28, 2004.

Branded Apparel

Branded apparel gross profit increased to $11,518,000 for the nine months ended August 27, 2005 from a gross profit of $3,318,000 for the nine months ended August 28, 2004.  Branded apparel gross margins increased to 41% for the nine months ended August 27, 2005 from 18% for the nine months ended August 28, 2004.

Our branded apparel gross margin increase for the nine months ended August 27, 2005 compared to the nine months ended August 28, 2004 was primarily from mark downs of slow moving and out of season terminated branded apparel lines at cost and charges recorded against such inventory during the nine months ended August 28, 2004.

Private Label Apparel

Private label apparel gross profit increased to $9,143,000 for the nine months ended August 27, 2005 from $8,655,000 for the nine months ended August 28, 2004, a 6% increase.  Private label gross margin remained constant at 15% for the nine months ended August 27, 2005 compared to the nine months ended August 28, 2004.  This flat private label gross margin is attributable to a large mix of our private label sales to AEO at a fixed gross margin of 15% under our supply arrangement with AZT.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses decreased to $16,968,000 for the nine months ended August 27, 2005 from $18,261,000 for the nine months ended August 28, 2004, a 7% decrease.

The decrease in SG&A expenses for the nine months ended August 27, 2005 compared to the nine months ended August 28, 2004 are largely a result of (i) a charge in fiscal 2004 in the amount of $2,105,000 related to the termination of the Fetish™ license agreement; (ii) a decrease in advertising expense of $812,000 for the nine months ended August 27, 2005 as a result of no longer having any advertising expenses associated with the Fetish™ and Shago® license agreements; and (iii) a decrease in the amount of $289,000 for the nine months ended August 27, 2005 for employee related costs due to a lower overall headcount.  These decreases were offset by an increase in our selling expenses, which consist primarily of sales commissions and royalties associated with the increase in net sales of our branded apparel products and a one time payment of $350,000 due to the early termination of our Betsey Johnson® license.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased to $1,151,000 for the nine months ended August 27, 2005 from $1,166,000 for the nine months ended August 28, 2004, a 1% decrease.  The decrease was primarily attributable to greater depreciation and amortization costs associated with the Blue Concept Division acquisition from Azteca in the nine months ended August 28, 2004 compared to the nine months ended August 27, 2005.

Interest Expense

Our combined interest expense increased to $1,243,000 for the nine months ended August 27, 2005 from $948,000 for the nine months ended August 28, 2004, a 31% increase.  Our interest expense is primarily associated with: (i) $447,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs; (ii) $418,000 of interest expense incurred as a result of the $9,300,000 long-term note issued as a part of the purchase of the Blue Concept Division in July of 2003; (iii) $15,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to us on February 7, 2003 and February 13, 2003; and (iv) $363,000 of interest on $4,385,0000 of convertible notes, including amortization of deferred financing cost, which we did not have in the nine months ended August 28, 2004.

Other Expense (Income)

For the nine months ended August 27, 2005, other income, net of expense was $7,000 compared to net other expense of $18,000 for the nine months ended August 28, 2004.  This decrease is primarily a result of losses related to foreign currency during the nine months ended August 28, 2004 which we did not have during the nine months ended August 27, 2005.

Income (loss) from Continuing Operations

We generated income from continuing operations of $1,285,000 for the nine months ended August 27, 2005 compared to a loss from continuing operations of $8,420,000 for the nine months ended August 28, 2004.  The primary reasons for generating income from continuing operations for the nine months ended August 27, 2005 compared to a loss from continuing operations for the nine months ended August 28, 2004 were the following factors:  (i) an increase in overall net sales by $14,264,000 with net sales of branded apparel increasing by 54% and private label apparel increasing by 8%; (ii) an improvement in our overall gross margins to 23% for the nine months ended August 27, 2005 from 16% for the nine months ended August 28, 2004; and (iii) a decrease of $1,293,000 in our SG&A expenses primarily due to a decrease of $1,700,000 in license termination fees, which was partially offset by an increase in sales commissions and royalties paid in connection with the increase in net sales of our branded apparel products.  Our overall gross margins improvement was due to (i) a higher percentage of net sales coming from branded apparel products, which generally have higher gross margins; and (ii) an increase in gross profit by $8,688,000 for the nine months ended August 27, 2005 compared to the nine months ended August 28, 2004.

Discontinued Operations

During fiscal 2004, we made the decision to market for sale our commercial rental property that served as our former headquarters located in Springfield, Tennessee and to offer for sale the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary. We originally contemplated completing the sale of our commercial rental property in one transaction within a twelve month time period. We filed requests with the City of Springfield to rezone and subdivide this property to accommodate an offer for a partial purchase of the property and buildings.  The rezoning process was completed on June 21, 2005 and the subdivision process is near completion.  These processes have caused a delay in the sale of the commercial rental property from the time frame originally anticipated.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and financial position of our commercial rental property and our craft and accessory business segment are reported as discontinued operations.  The following is a summary of loss and other information of our discontinued operations for the periods presented:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
Three months ended August 27, 2005
Net sales	$—	$—	$—
Pre-tax loss from operations	(45)	(16)	(61)
Income tax	1	1	2
Discontinued operations, net of tax	$(46)	$(17)	$(63)

Three months ended August 28, 2004
Net sales	$5,072	$—	$5,072
Pre-tax loss from operations	(279)	(28)	(307)
Income tax (benefit)	(11)	(15)	(26)
Discontinued operations, net of tax	$(268)	$(13)	$(281)

Nine months ended August 27, 2005
Net sales	$2,490	$—	$2,490
Pre-tax loss from operations	(263)	(96)	(359)
Gain on sale of assets	377	—	377
Income tax	1	—	1
Discontinued operations, net of tax	$113	$(96)	$17

Nine months ended August 28, 2004
Net sales	$13,164	$—	$13,164
Pre-tax loss from operations	(389)	(893)	(1,282)
Income tax (benefit)	(6)	(3)	(9)
Discontinued operations, net of tax	$(383)	$(890)	$(1,273)

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

Cash used in continuing operating activities was $3,015,000 for the nine months ended August 27, 2005 compared to $9,046,000 for the nine months ended August 28, 2004.  During the period, we used cash to fund our operating expenses and purchase inventory.  Cash used in continuing operating activities, combined with $357,000 of cash used in investing in continuing operating activities was funded by $516,000 of cash on hand at the beginning of fiscal 2005 and $3,861,000 of net cash provided by financing continuing operating activities for the nine months ended August 27, 2005.  Our cash balance was $872,000, including $33,000 of cash on hand for discontinued assets, as of August 27, 2005.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs.  From time to time, we have conducted debt and equity financings through private placements as a source for our working capital needs.

Our primary working capital needs are for our operating expenses, inventory purchases and extensions of our trade credit to our customers.  For the remainder of fiscal 2005, we anticipate funding working capital through the following: (i) cash on hand; (ii) utilizing our receivable and inventory based factoring facilities with CIT; (iii) utilizing cash flows from operations; (iv) maximizing our trade payables with our domestic and international suppliers; (v) managing our inventory levels; and (vi) increasing collection efforts on existing accounts receivables.

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

As of August 20, 2002, Innovo and Joe’s amended their respective Factoring Facilities with CIT to include inventory security agreements to permit Innovo and Joe’s to obtain advances against their eligible inventory subject to certain restrictions and interest charges.  As of June 10, 2003, the existing financing facilities with CIT for each of Innovo and Joe’s were amended primarily to remove the fixed aggregate cap of $800,000 on their inventory security agreement to allow for Innovo and Joe’s to borrow up to 50% of the value of certain eligible inventory calculated on the basis of the lower of cost or market, with cost calculated on a first-in-first-out basis.  In connection with these amendments, IAA, which did not previously have an inventory security agreement with CIT, entered into an inventory security agreement with CIT based on the same terms as Joe’s and Innovo with an effective date of April 11, 2003.  Simultaneous with these amendments, on June 10, 2003, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations under the Factoring Facilities.  Effective as of May 17, 2005, in connection with the sale of the assets of our craft and accessory segment of operations operated through our Innovo subsidiary, CIT terminated the inventory security agreement portion of the Factoring Facility as it related to Innovo and released all liens on the inventory sold.  Currently, the factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of August 27, 2005, the Chase prime rate was 6.5%.

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

In November 2004, as further security, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 for our Factoring Facilities.  As of August 27, 2005, our net loan balance with CIT was $888,000, including a balance due to factor of $3,000 in connection with our discontinued craft and accessory business segment, and $12,756,000 of factored receivables, net of reserves with CIT.  As of August 27, 2005, we also had one open stand-by letter of credit available for $500,000 and an open letter of credit for $44,000.

Based on our cash on hand, and availability on our CIT financing facilities, we believe that we have the working capital resources necessary to meet our operational needs for the remainder of fiscal 2005.

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

Short-Term Debt

Crossman Loan

In February 2003, we entered into two separate loan agreements with Marc Crossman, then a member of our board of directors and now also our President and Chief Financial Officer, whereby Mr. Crossman loaned us an aggregate of $500,000.  Our disinterested directors approved the loans from Mr. Crossman.  In October 2004, upon approval by the Audit Committee, the parties executed an Amended and Restated Promissory Note and Security Agreement, or Restated Note, regarding the repayment of the aggregate principal amount of $500,000 plus unpaid and accrued interest and interest thereon at the interest rate of 10%.  As of August 27, 2005, the Restated Note was paid in full.

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

The convertible promissory note issued to each purchaser bore interest at a rate of 7.5% per annum and had various maturity dates in June and October of 2005.  The convertible promissory note was convertible at any time from the date of issuance into shares of our common stock at a price per share ranging from $1.35 to $2.28 and by the end of the third quarter of fiscal 2005, all of the convertible note holders elected to convert their notes into shares of our common stock, resulting in the extinguishment of all of the debt.

Each purchaser was also issued warrants to purchase shares of our common stock.  The number of shares that the purchaser is eligible to purchase is equal to 12.5% of the aggregate amount of the convertible promissory note and the exercise price of the warrants range from $1.35 to $2.28 on a per share basis.  The warrants expire five years from the date of issuance and are exercisable immediately.  During the third quarter of fiscal 2005, warrants to purchase shares of our common stock were exercised at an exercise price of $2.28, resulting in aggregate gross proceeds to us of approximately $108,300 and the issuance of 47,500 shares of common stock.

Long-Term Debt

Long-term debt from continuing operations consists of the following (in thousands):

	08/27/05	11/27/04

Promissory note to Azteca (Blue Concepts)	$9,167	$9,300
Less current maturities	1,653	673
Total long-term debt	$7,514	$8,627

Blue Concept Acquisition and Note

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  A monthly payment of principal and interest in the amount of approximately $180,000 commenced on August 5, 2005 for repayment.  After stockholder approval was obtained on March 5, 2004, we converted a portion of the Blue Concept Note into equity by issuing 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price, and reduced the Blue Concept Note by $12.5 million to $9.3 million.  The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods.  Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 12, 2006.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance and/or the return of certain locked-up shares of our common stock.  Period I ended on December 31, 2004 and the revenue target for Period I was met, resulting in no reduction in the purchase price.  Under the APA, we had certain other protections if revenues decreased to $35 million or less during Period II.  We have recognized revenue in the amount of approximately $54,000,000 from January 1, 2005 to August 27, 2005 against the Period II revenue targets and met or exceeded certain Period II revenue targets.  Accordingly, some of the APA contingencies have been removed.

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

Liability from Discontinued Operations – Leaseall Management, Inc.

Our commercial rental property located in Springfield Tennessee that has been classified as a “Discontinued Operation” has a note payable on it which is held by First Independent Bank of Gallatin, and is collateralized by a first deed of trust on the property and by an assignment of key-man life insurance policy on our former President, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008.  The loan is also guaranteed by the Small Business Administration, or SBA.  In exchange for the SBA guarantee, we and certain subsidiaries and our former President, Pat Anderson, have also agreed to act as guarantors for the obligations under the loan agreement.

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

Betsey Johnson®

On July 22, 2005, we, along with IAA and B.J. Vines, licensor of the Betsey Johnson® apparel brand, entered into a termination settlement agreement and mutual release to provide for the immediate termination of the license agreement under which IAA had the exclusive right to design, market, and distribute women’s denim and coordinating denim related apparel under the Betsey Johnson® brand name in the United States and Canada.  Because of lower than anticipated sales, the parties believed that the termination of the agreement was in the best interest of the parties.

In exchange for the early termination of the license agreement and a general release by both parties, IAA paid to B.J. Vines a one-time payment in the amount of $350,000.  This payment represented a significantly lesser amount than the minimum guaranteed royalties that IAA would have otherwise been required to pay during the remaining three years of the license.  In connection with the termination, IAA has no further obligations under the license agreement, and all ancillary documents, which included a personal guarantee by the original licensee, were also terminated.

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

The balance in the allowance for customer credits and returns was $311,000 compared to $1,022,000 as of August 27, 2005 and November 27, 2004, respectively.

Inventory

We continually evaluate the composition of our inventories, assessing slow-turning, ongoing products as well as products from prior seasons.  Market value of distressed inventory is valued based on historical sales trends on our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory.  Significant changes in market values could cause us to record additional inventory markdowns.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet.  Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.  Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.  Reserves are also estimated for ongoing audits regarding Federal and state issues that are currently unresolved.  We routinely monitor the potential impact of these situations.  Based on management’s assessment, there has been no reduction of the valuation allowance other than to the extent net operating losses offset current year net income.

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

Manufacturing and Distribution Relationships

We purchase a significant portion of finished goods from Azteca, Commerce and its affiliates and obtain credit terms which we believe are favorable.  While this relationship is important to our current business and has intangible value to us, any loss of Azteca or Commerce as a vendor, or material changes to the terms, would not have an adverse impact on our business, as we believe that we would be able to enter into alternative sourcing relationships on similar terms.  Azteca, Commerce and its affiliates are controlled by two stockholders, Hubert Guez and Paul Guez.

Our products are manufactured by contractors located in Los Angeles, Mexico, Europe and/or Asia, including Hong Kong, China, and Turkey.  We have historically used contractors in other countries, such as Korea, Vietnam and India as well.  The products are then distributed out of Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca or affiliates of Commerce and Azteca.

Item 4.                    Controls and Procedures.

As of August 27, 2005, the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.  Based upon the material weaknesses discussed below and because we have not completed the testing of our controls, our Chief Executive Officer and Chief

Financial Officer continue to conclude that our disclosure controls and procedures were ineffective as of August 27, 2005.

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

(iv)          applying the ratio to our factored aging report to create an estimate of chargebacks based upon historical data;

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

We began implementing these remedial steps during the first quarter of fiscal 2005 and expect to have the implementation, testing and remediation process completed during the current fiscal year.  Although no fraud to our knowledge has been committed by personnel or consultants who should not have access to certain databases, we have already taken certain remedial steps to ensure the security and integrity of our books and records.  The steps we have already taken to ensure the security and integrity of our books and records include: (i) not relying on the automated controls in our information technology applications by utilizing our accounting department to review and analyze detailed transaction reports generated from systems and comparing such reports to the actual transactions; and (ii) manually reviewing and analyzing detailed costing and gross margin reports to identify any significant or unusual relationships or fluctuations in numbers.

Other than the remedial steps described above during the prior periods, there have been no changes in our internal control over financial reporting during the quarter ended August 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls.

Third Quarter of Fiscal 2005 Financial Statements.  Because of the remediation steps and compensating controls, none of these identified weaknesses has affected previously published financial statements and there have been no changes to any reported financial results, including the results contained in this Quarterly Report, that have been released by us as a result of these deficiencies.

Fiscal 2005 Outlook and SOX 404.  At the end of our fiscal year for 2005, we will qualify as an “accelerated filer” as such term is defined in the Securities Exchange Act of 1934, as amended.  As a result, we will need to comply with SOX 404 by the end of our current fiscal year, which is November 26, 2005.  We engaged an outside consulting firm to assist us with our evaluation of our disclosure controls and procedures, including our information technology controls and processes, and the subsequent documentation and testing phases necessary to fully evaluate and ensure compliance.  At the end of our third quarter for fiscal 2005, we are in the process of completing our attestation phase and have engaged our independent certified public accounting firm, Ernst & Young LLP, to perform testing on our disclosure controls and procedures and our internal controls and procedures.  Our management and audit committee have committed what they believe to be sufficient resources to meet compliance requirements; however, there can be no assurance that all control deficiencies will be remediated before the end of fiscal 2005 or that the unresolved deficiencies will not rise to the level of material weaknesses.

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

On or about April 20, 2005, Levi Strauss & Co., or Levi, served and filed a complaint against us in the United States District Court for the Northern District of California (Case No. C 05-0957) alleging trademark infringement, unfair competition and dilution under federal and state statutes and for breach of contract.  We filed an answer and affirmative defenses on June 16, 2005.  In this complaint, Levi alleged among other things, that we, through our Joe’s Jeans subsidiary, manufactured certain styles of denim jeans using a stitching design on the rear pockets that infringes and dilutes its registered “Arcuate” pocket stitch design trademark.  Levi also alleged that we breached two prior settlement agreements relating to our use of a back pocket stitch design alleged to be substantially similar to Levi’s registered “Arcuate” trademark.  As a result of a meeting between Levi’s and our management to discuss this case, the parties were able to reach an agreement in principle regarding a settlement of the lawsuit.  While there can be no assurance that a final settlement agreement will be executed between the parties, management believes that the proposed terms of settlement are fair and reasonable and does not expect that the terms of settlement, as proposed, will have a material adverse effect on our financial condition or results of operations.

Item 2.                    Changes in Securities and Use of Proceeds.

None.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

See our Quarterly Report on Form 10-Q for the period ended May 28, 2005 for a voluntary early disclosure of matters voted on at our annual meeting of our stockholders held on June 9, 2005.

Item 5.                    Other Information.

(a)           Compensation Arrangements with Named Executive Officers

On June 9, 2005, our Compensation Committee of our Board of Directors met to discuss compensation arrangements for Jay Furrow, our Chief Executive Officer, and Marc Crossman, our President and Chief Financial Officer. Neither Mr. Furrow nor Mr. Crossman have an executive employment agreement with Innovo Group. Based upon individual performance and analysis of compensation for the positions at comparable companies, among other factors, the Compensation Committee set Mr. Furrow’s annual salary at $400,000 and Mr. Crossman’s annual salary at $375,000, each effective as of that date. Further, the Compensation Committee established a discretionary quarterly bonus arrangement for Mr. Furrow and Mr. Crossman pursuant to which the Compensation Committee may, in their sole and absolute discretion, award, on a quarterly basis, a cash bonus to Mr. Furrow and Mr. Crossman, based upon factors as may be determined from time to time by the Committee at the time of grant. To date, no bonuses have been paid under this discretionary arrangement. In addition, on June 15, 2005, management set Richard A. Quiroga’s, our Vice President of Finance and Principal Accounting Officer, annual salary at $225,000.  Mr. Quiroga does not have an executive employment agreement with Innovo Group.

(b)           There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, including adoption of procedures by which our stockholders may recommend nominees to the our board of directors.

Item 6.                    Exhibits.

(a) Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	First Amendment to License Agreement by and between Innovo Group Inc. and JD Design LLC	Filed Herewith

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

October 11, 2005	/s/ Samuel J. Furrow, Jr.
Samuel J. Furrow, Jr.
Chief Executive Officer (Principal Executive Officer)
and Director

October 11, 2005	/s/ Marc B. Crossman
Marc B. Crossman
President, Chief Financial Officer
(Principal Financial Officer) and Director

October 11, 2005	/s/ Richard A. Quiroga
Richard A. Quiroga
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to License Agreement by and between Innovo Group Inc. and JD Design LLC

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002