Form 10-K
period 2005-11-26
INNOVO GROUP INC
filed 2006-02-09
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2005

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

Common Stock, $.10 par value (Title of Class)

Securities registered pursuant to Section 12 (g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market, Inc. as of May 27, 2005, was approximately $134,533,958.56.

The number of shares of the registrant’s common stock outstanding as of February 8, 2006 was 33,301,787.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

INNOVO GROUP INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 26, 2005

Table of Contents

Item Number
PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART

Item 15.	Exhibits, Financial Statement Schedules
Signature Page
Item 16.2	Schedule II – Valuation of Qualifying Accounts

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

ITEM 1.  BUSINESS

Overview

We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets.  In 1990, Innovo merged into Elorac Corporation, a Delaware corporation and renamed itself our present name, Innovo Group Inc.  We focused our operations primarily on producing craft and accessory products for the consumer marketplace through various operating subsidiaries.  Since that time, we gradually evolved from producing craft and accessory products to designing and selling apparel products. During this transition, we moved our operations from Tennessee to Los Angeles, California.

Our principal business activity has evolved into the design, development and worldwide marketing of apparel products.  Our products consist of Joe’s Jeans®, other branded labels, including indie™, and private label denim and denim related products.  We generally rely on third party manufacturers to manufacture our apparel products for distribution.  We sell our products to numerous retailers, which include major department stores, specialty stores and mass market retailers, distributors and private label customers around the world.

Our premier branded apparel products bear the brand name Joe’s Jeans® and are designed, developed and marketed by us internally pursuant to a license agreement.  Our private label apparel products are outsourced to us from different customers, generally retail chains who desire to sell apparel products under their own brand name.  We currently provide private label apparel products to American Eagle Outfitters, Inc., or AEO, and Target Corporation, or Target.  We work with our private label customers to create their own brand image by custom designing products where the customer may provide samples directly to us or may select styles and designs already available in our showrooms.

Beginning in 2004 with our exit from producing urban branded apparel products and through 2005, we continued to re-evaluate our various license agreements and segments of operations.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand and in January 2006, we announced our intention to sell and/or exit operations for our indie™ branded apparel business.  In May 2005, we sold the remaining assets of our craft and accessory business segment operated under our Innovo Inc. subsidiary.  The sale of our craft and accessory business segment and our commercial rental property and former headquarters in Springfield, Tennessee, which we have sold, are classified as discontinued operations, and accordingly, are reported as such.

Recent Developments

For fiscal year 2006, we intend to capitalize on our growing Joe’s Jeans® brand and solidify its position in the consumer marketplace.  Since Joe’s Jeans was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs for denim and denim related apparel products.  By focusing our resources on our Joe’s Jeans® brand, we believe that we can position the brand as a resource for the fashion conscious consumer through the introduction of a women’s sportswear lifestyle collection and the launch of a men’s denim line.

Consistent with our intent to focus on our Joe’s Jeans® brand, in January 2006, our Board of Directors decided to explore strategic initiatives related to our business, including the possible sale of some or all of our assets.  This decision was made, in part, due to a decline in sales in our private label apparel due to changes in customer sourcing strategy.  As a result, we believed that our private label sales would continue to decrease in fiscal 2006 and decided to explore opportunities to sell and/or exit these and our other assets.  Our Board also directed us to hire an investment bank to assist us in evaluating these initiatives.  Further for fiscal 2005, we recognized an impairment charge of $12,572,000 for goodwill related to our private label business.  This impairment charge resulted in a significant loss from continuing operations of $16,429,000 for fiscal 2005.  We incurred this impairment charge due to future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations.

Concurrent with this decision, Marc Crossman, our President and Chief Financial Officer was appointed to Interim Chief Executive Officer upon the decision by our Board of Directors to terminate Jay Furrow.  We cannot assure you that this process will result in a specific transaction or that this change will result in profitability for us, but we believe that exploring strategic initiatives is the best method to maximize the value of our existing assets.  We do not expect to disclose developments related to this exploration of a strategic alternative for us until a definitive agreement has been approved by our Board of Directors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion on our strategic initiatives and methods that we intend to employ to help fund our operating expenses and working capital for fiscal 2006.

On February 6, 2006, we announced that on February 2, 2006 we received a Nasdaq staff deficiency notice indicating that, due to the resignation of one of our members, we were no longer in compliance with Nasdaq Rule 4350(c)(1), which requires a majority of our Board of Directors to be independent.  We have been afforded a grace period until the earlier of our next annual meeting of stockholders or January 31, 2007 to regain compliance.  We intend to regain compliance within the grace period; however, there can be no assurance that we will be able to find a suitable person to fill the vacancy on our Board of Directors.  See “Risk Factors - If we cannot meet the Nasdaq Capital Market maintenance requirements and Nasdaq rules, Nasdaq may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock” for a additional discussion on this and other Nasdaq maintenance requirements related to our common stock.

Principal Products and Revenue Sources

Our principal products are our Joe’s Jeans® branded apparel products and private label denim and denim-related apparel products.  Our net sales for the previous three fiscal years are as follows:

	(in thousands)
	2005	2004	2003

Joe’s Jeans	$33,304	$18,296	$11,476
Other Branded	2,616	8,420	5,917
Private Label	72,670	77,992	51,710
Total	$108,590	$104,708	$69,103

Joe’s Jeans®

Our branded apparel business historically has been conducted through our Joe’s and IAA subsidiaries.  However, presently, our only active branded apparel line is Joe’s Jeans® which is operated under our Joe’s subsidiary and produced pursuant to a license agreement from JD Design LLC, or JD Design.  For fiscal 2005, our Joe’s Jeans® brand represented 31% of our total net sales compared to 17% for fiscal 2004.

Our Joe’s product line includes denim jeans, pants, shirts, sweaters, jackets and other apparel products and are sold domestically and internationally.  Joe’s products are primarily marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and international retailers in Paris, Tokyo and Germany.  Joe’s product line typically includes women’s denim jeans comprised of eight fits.  Joe’s fits are named and referred to by the trade as follows:  the Honey, the Lover, the Muse, the Provocateur, the Rocker, the Socialite, the Starlet and the Twiggy.  Joe’s women’s line also includes denim skirts, denim jackets, leather jackets, knit shirts, and sweaters.  In fiscal 2004, Joe’s introduced a premium line of denim, with premium fabrics, washes and detailing, for the luxury market.  Suggested retail prices for Joe’s products range from $140 to $300 for denim and fashion pants and from $75 to $92 for tops.

Joe’s re-launched its men’s denim line for Spring 2006 with first sales expected to be delivered in the first quarter of fiscal 2006.  In October 2005, we entered into an amendment with JD Design that granted JD Design the right to exploit the Joe’s marks for children’s clothes in exchange for a 5% commission to us on net sales.  We decided to release these rights, in part, because developing a collection of children’s clothes is currently not part of our strategic focus on our denim and denim-related apparel operations.  JD Design expects to begin shipping its first sales of children’s products at the end of January 2006.

Other Branded Apparel

In fiscal 2004 and continuing through fiscal 2005, we terminated several of our branded apparel license agreements.  In fiscal 2004, we exited urban branded apparel by terminating our license agreements for Fetish™ and Shago®.  In addition, in fiscal 2004, we terminated our license for Hot Wheels® branded apparel, which did not have any sales.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand.

During fiscal 2005, we also operated a company-owned and designed branded denim and denim-related apparel, indie™.  The indie™ line consists of women’s five-pocket denim jeans and skirts,

tops and jackets utilizing our in-house denim design, production and marketing personnel.  However, due to lower than expected sales, in January 2006, we announced our intention to sell and/or exit operations for indie™.

Private Label Apparel

We also design and develop private label apparel products under other non-licensed arrangements, such as purchase orders.  Our private label product line consists of denim jeans for both the men’s and women’s market.  The private label business represents our largest source of sales.  Through private label arrangements, we sell denim products primarily to AEO and Target.  In fiscal 2003, we acquired our AEO business as a result of an acquisition of the Blue Concept Division from two of our stockholders, Hubert Guez and Paul Guez and their entity, Azteca Production International, Inc, or Azteca.  Between 2004 and 2005, our private label net sales decreased 7% due to high customer denim inventory levels and changes to their sourcing strategy.  Due to this decrease in net sales as well as low gross margins associated with private label apparel products, we are exploring strategic initiatives with respect to this and our other assets.

Product Design, Development and Sourcing

Joe’s Jeans®

Our product development for Joe’s branded apparel is managed internally by a team of designers led by Joe Dahan, who are responsible for the creation, development and coordination of the product group offerings within each collection.  Joe’s typically develops four collections per year for spring, summer, fall and holiday, with certain basic styles offered throughout the year.  Joe Dahan is an instrumental part of Joe’s design process.  The loss of Joe Dahan could potentially have a material adverse impact on Joe’s, however, we believe we could find alternative sources for the development and design of Joe’s products.  The termination of employment of Joe Dahan would not affect our license agreement with JD Design.  See “Risk Factors — The loss of the services of key personnel could have a material adverse effect on our business.”

Joe’s products are sourced through domestic contractors generally located in the Los Angeles area and we are currently evaluating other production sources abroad, primarily in Mexico.  We control the production schedules in order to ensure quality and timely deliveries.  We warehouse, pack and ship our Joe’s Jeans® products in our warehouse, which we share under a verbal arrangement with Azteca and its affiliates for distribution directly to retailers.  We purchase fabric for Joe’s products both domestically and internationally from independent vendors.  Our raw materials are principally blends of fabrics and yarns and are available from multiple sources.  We have not experienced any material shortage of raw material for our needs.

We are currently exploring alternate inventory strategies for the remainder of fiscal 2006 designed to improve our gross margins.  However, there can be no assurance that a change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that this change can be beneficial for growth of our Joe’s brand.

Other Branded Apparel

For other branded apparel lines, we generally developed those products internally or in conjunction with design personnel.  Our Betsey Johnson® products were sourced from domestic contractors generally located in the Los Angeles area and our indie™ products were sourced from Mexico generally through Azteca.  Generally, we warehouse, pack and ship our products to our warehouse, which we share under a verbal arrangement with Azteca and its affiliates for distribution directly to the retailer.  We purchased fabric for these apparel lines both domestically and internationally from independent vendors.

Private Label Apparel

Our private label apparel product development is managed by our staff or in conjunction with the design personnel of the customer.  Our private label products are sourced from Mexico through Azteca and its affiliates, through independent contractors or through independent overseas contractors.

General Product Sourcing

Historically, we have relied on two of our stockholders, Hubert Guez and Paul Guez and certain of their affiliated companies, including, Azteca and Commerce Investment Group LLC, or Commerce, and their ability to source and supply our private label products.  In order to enter into the denim apparel and design business for the private and branded label market, we developed a strategic relationship with Hubert Guez and Paul Guez, Azteca and Commerce and beginning in the summer of 2000, we entered into a series of transactions with them.  The Guez brothers and their affiliated companies have in the aggregate more than fifty years of experience in the apparel industry with a specialty in denim apparel and related products.  We believe this relationship has had numerous tangible benefits for us.

In connection with this reliance, we utilize Azteca’s ability under a purchase order supply arrangement.  We do not have any long-term supply agreements with any third party contractors, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements.  As a result of our purchase order supply arrangement with Azteca, during fiscal 2005, our apparel division purchased from Azteca and its affiliates, approximately $63,500,000, or 68%, of our products compared to $66,600,000, or 77%, of our products in fiscal 2004.

We believe that there are currently alternative sources from which to outsource the production of our apparel products.  However, in the event the economic climate or other factors result in significant reduction in the number of local contractors in the Los Angeles area or from our relationship with Azteca and its affiliates in Mexico, our business could be negatively impacted.  At this time, we believe that we would be able to find alternative sources for the production of our products if this were to occur, however, no assurances can be given that a transition could be completed without a disruption to our business.

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

While we attempt to mitigate our exposure to manufacturing risk, the use of independent contractors does reduce our control over production and delivery and exposes us to the usual risks of sourcing products from independent suppliers.  Transactions with our foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions.  The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  See “Business - Imports and Import Restrictions.”

License Agreements and Trademarks

The following sets forth certain information concerning the license agreements and/or trademarks held by us during fiscal year 2005:

Branded Apparel Marks and Licensor	Types of Products	Geographical Areas	Minimum Royalties	Expiration Date

Joe’s Jeans® (JD Design LLC)	Apparel and accessories	Worldwide	N/A	2/11/31*

Other Branded Apparel
Betsey Johnson® (B.J Vines Inc.)	Denim and denim related apparel	United States, territories & possessions, and Canada	Terminated	Terminated

indie™ (Company owned)	All categories	Worldwide	N/A	N/A

* This license is renewable at our option for two successive 10 year periods provided we are not in default under the agreement.

Joe’s® License Agreement

In February 2001, we acquired the license rights to the JD stylized logo and the Joe’s Jeans® mark for all apparel and accessory products from JD Design.  The license agreement has a ten-year term with two ten-year renewal periods at our option subject to no material default at the end of each period.  Additionally, pursuant to the terms of the agreement, Joe Dahan is to receive a three percent royalty on the net sales of Joe’s® and Joe’s Jeans® products. We believe that we will continue to be able to obtain the renewal of our Joe’s Jeans® license; however, there can be no assurance that other factors may arise that could result in the non-renewal of this license.

As the licensee and on behalf of JD Design, we have applied for protection with the United States Patent and Trademark Office, as well as with various foreign jurisdictions, such as Australia, Canada, the European Union, Japan, Korea, India, New Zealand, Russian Federation, Singapore, Switzerland and Turkey for trademark protection for certain of “Joe’s” logos and “Joe’s Jeans” marks for apparel and accessory products.  As of November 26, 2005, one trademark registration for the JD logo has been issued in the United States and 30 trademark registrations have been issued internationally, primarily under the Madrid Protocol.  We continue to prosecute 6 pending trademark applications in the United States and 21 pending trademark applications internationally that we believe are necessary to protect these trademarks fully.

Betsey Johnson® License Agreement

On July 22, 2005, we entered into a termination settlement agreement and mutual release with B.J. Vines, licensor of the Betsey Johnson® apparel brand, to provide for the immediate termination of the license agreement under which IAA had the exclusive right to design, market, and distribute women’s denim and coordinating denim related apparel under the Betsey Johnson® brand name in the United States and Canada.  Because of lower than anticipated sales, the parties believed that the termination of the agreement was in the best interest of the parties.

In exchange for the early termination of the license agreement and a general release by both parties, IAA paid to B.J. Vines a one-time payment in the amount of $350,000.  This one time payment represented a significantly lesser amount than the minimum guaranteed royalties that IAA would have otherwise been required to pay during the remaining three years of the license.  In connection with the termination, IAA has no further obligations under the license agreement, and all ancillary documents, which included a personal guarantee by the original licensee, were also terminated.

indie™

In June 2004, we announced the launch and initial development of our new line of company-owned and designed branded denim and denim-related apparel, indie™.  The indie™ line is a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  Our first shipment of indie™ shipped in January 2005.  To date, we have experienced lower than anticipated net sales of our indie™ products.  As part of our desire and strategy to focus our resources on our Joe’s Jeans® brand, in January 2006, we announced our intention to sell and/or exit operations for indie™.  However, we continue to own the trademark applications that have been issued internationally and continue to prosecute the pending applications in the United States and internationally to protect these trademarks fully.

Other Terminated License Agreements

During fiscal 2004, we terminated three other branded apparel licenses and one accessory license as a result of our decision to exit the urban apparel market and shift our focus and resources on denim and denim-related apparel.  However, throughout the course of fiscal 2005, we continued to have some limited sales of excess inventory pursuant to our settlement agreements.  As a result, these limited net sales of Fetish™ and Shago® branded apparel are included in net sales of other branded apparel for fiscal 2005.  Sales of terminated Bongo® accessories are included in our discontinued operations discussion.  We have no further obligations under our settlement agreements other than customary continuing rights related to indemnification, audits and maintenance of books and records.

Sales and Distribution Agreements

Joe’s Jeans®

Domestically, our Joe’s Jeans® branded apparel products are sold to retailers and specialty stores through independent third party showrooms located in Los Angeles and New York with representatives located throughout the United States where retailers review the latest collections offered by Joe’s and place orders.  The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Pursuant to our arrangement with each of these showrooms, we pay sales commissions at an agreed upon percentage of sales less discounts, returns and other credit allowances.  In addition, pursuant to our license agreement, we pay to JD Design a royalty of 3% on net sales.  We warehouse, pack and ship our Joe’s products directly to the retailer or specialty store from our warehouse.  Our domestic net sales increased 97% from fiscal 2004 to fiscal 2005.

Internationally, we sell our Joe’s Jeans® branded apparel products through a Master Distribution Agreement, or MDA, with Beyond Blue Inc., or Beyond Blue, a Los Angeles-based company that specializes in international consulting, distribution and licensing for apparel products.  Our international net sales increased 36% from fiscal 2004 to fiscal 2005.  Pursuant to the MDA, Joe’s granted to Beyond Blue the exclusive distribution rights for Joe’s products outside the United States.  Under the MDA’s terms, Beyond Blue has established sub-distributors and sales agents in certain international markets through sub-distribution arrangements and has assumed our obligations under the a prior agreement with Itochu for the Japanese market.  The term of the MDA is three years, subject to Beyond Blue purchasing certain minimum amounts of product from Joe’s during three annual periods, with the first annual period consisting of 18 months.  Under the terms of the MDA, we sell our Joe’s products to Beyond Blue at 22.5% discount from our wholesale price, which they then re-sell to various retailers and sub-distributors internationally.  In addition, we have amended the MDA to provide Beyond Blue a right to renew for a two year period, subject to satisfactory fulfillment of its existing obligations at the expiration of the current term and subject to purchasing certain minimum amount of Joe’s product during the renewal period.

For the Japanese market only, on July 1, 2003, Joe’s entered into a Distribution and Licensing Agreement with Itochu, pursuant to which Itochu obtained certain manufacturing and licensing rights for the Joe’s® and Joe’s Jeans® marks in Japan.  Through an assignment of our rights under the Distribution and Licensing Agreement with Itochu to Beyond Blue, we continue to sell product in Japan through this arrangement.  We believe this arrangement with Itochu is better suited to market and distribute Joe’s and Joe’s Jeans products in Japan in accordance with cultural tastes and norms.

The Distribution and Licensing Agreement grants Itochu certain rights with respect to the manufacture, distribution, sale and/or advertisement of certain Joe’s® apparel products, or Joe’s Products, Certain of the products will be purchased directly from Beyond Blue pursuant to the assignment agreement with Itochu obligated to purchase a minimum of $5.75 million of Joe’s products over the 42 month term of the agreement.  Additionally, Itochu will have the right to develop, produce and distribute certain apparel products bearing the Joe’s® and Joe’s Jeans® marks for which Joe’s shall receive a running royalty payment for each contract year equal to the aggregate amount of six percent of the net sales of all bottoms for both men and women, and five percent of the net sales of all tops for both men and women.

Other Branded Apparel

For our other branded apparel lines, such as indie™ and Betsey Johnson®, we utilize a combination of internal sales, independent sales representative or third party showroom arrangements to meet with retailers to review the latest collections offered under the respective brand and place orders.  In February 2005, we entered into a Master Distribution Agreement similar to our Joe’s MDA with Beyond Blue for the international distribution of our indie™ products.  However, our international sales under this agreement were limited during fiscal 2005 and due in part to this fact, we intend to sell or exit operations for our indie™ branded apparel products.

Private Label Apparel

Our private label apparel products are sold to our private label customers, such as AEO or Target pursuant to a purchase order arrangement.  Generally, our private label products are shipped from the third party manufacturing facility to a third party facility or directly to the customer.

Advertising, Marketing and Promotion

Our advertising campaign for our Joe’s Jeans® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising.  We have marketed through billboard advertisement in Los Angeles, California, and have leased advertising space on the tops of taxi cabs in New York City.  These advertising spaces are outfitted with Joe’s unique and eye-catching ads which have featured black and white imagery of womens’ silhouettes.

Sales through existing retail channels are enhanced by visual merchandising.  For example, many of our customer’s stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe’s Jeans® merchandise on a year round basis.

Customers

Joe’s Jeans®

Our Joe’s branded label apparel products are sold to consumers through high-end department stores and boutiques located throughout the world.

We currently sell our Joe’s® apparel to domestic retailers such as Barneys New York, Bloomingdale’s, Macy’s, Henri Bendel, Bergdorf Goodman, Nordstrom, and Saks Fifth Avenue, and specialty retailers such as American Rag, Anthropology, Atrium, Lisa Klein, Ron Herman, Fred Segal, and Scoop NYC in the United States.  We currently sell internationally to retailers such as Galleries Lafayette, Le Bon Marche, and Le Printemps in France, Barney’s Japan, Isetan, and Mitsukoshi in Japan, Harvey Nichols and Selfridges & Co. in the United Kingdom, Ztampz in Hong Kong and Gio Moretti in Italy.

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

For fiscal 2005, Joe’s three largest customers accounted for approximately 43% of its net sales.  While, this is a high percentage of sales, attributable to three customers, we believe that we would be able to find alternative customers to purchase Joe’s products in the event of the loss of any of these existing customers.

Other Branded Apparel

During fiscal 2005, we sold our Betsey Johnson® branded apparel to consumers through boutiques, including Betsey Johnson® specialty stores domestically.  We sold our indie™ branded apparel to consumers through high-end department stores and specialty boutiques both domestically and internationally.

During fiscal 2004, we ceased the production of our non-denim urban branded apparel lines for Shago®, Fetish™ and Hot Wheels® branded apparel.  During fiscal 2005, we had limited net sales of our remaining Shago® and Fetish™ branded inventory to certain pre-approved discount retailers, such as Loehmann’s, Carlin’s and Value City.

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

Private Label Apparel

During fiscal 2005, we developed and distributed private label apparel products primarily for AEO, Target Corporation’s Mossimo division, and to a limited extent, Kmart Corporation, with whom we are currently not doing business.

During fiscal 2005, private label apparel sales to AEO, Target and Kmart represented approximately 49%, 11% and 1%, respectively, of our net sales.

Seasonality of Business and Working Capital

Products are designed and marketed primarily for four principal selling seasons, Spring, Summer, Fall/Back-to-School and Winter/Holiday.  Typically, we have approximately a twelve week turnaround time between the time we book an order and when we ship it.  Our primary booking periods for the retail sales seasons are as follows:

Retail Sales Season	Primary Booking Period
Spring	September-November
Summer	November-March
Fall/Back-to-School	February-May
Winter/Holiday	June-August

We have historically experienced and expect to continue to experience seasonal fluctuations in sales and net earnings.  Historically, a significant amount of our net sales are realized during the third and fourth quarter when we ship our orders taken during earlier months.  In the second quarter in order to prepare for peak net sales that occur during the third quarter, we build inventory levels, which results in higher liquidity needs as compared to the other quarters in the fiscal year.  If sales were materially different from seasonal norms during the third quarter, our annual operating results could be materially affected.  Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

During fiscal 2005, we utilized financing agreements entered into by our subsidiaries with CIT Commercial Services, a unit of CIT Group, Inc., or CIT, for the factoring of our account receivables and borrowing against certain eligible inventory to provide us with our working capital needs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of our financing agreements with CIT.

Based upon our historical growth and various strategic initiatives currently being considered, we may need to obtain additional working capital in order to meet our operational needs in fiscal 2006.  We believe that we will be able to address these needs by implementing certain strategic initiatives to reduce our operating expenses and focus our remaining efforts and resources on maximizing the profitability of our Joe’s Jeans® branded apparel line.  We also expect to fund our operational needs by relying on the availability of funds offered to us under our financing agreements with CIT.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of our capital needs.  We believe that any additional capital, to the extent needed, may be obtained through short-term working capital loans.  However, there can be no assurance that this or other financing will be available if needed.  The inability of us to be able to fulfill any interim working capital requirements would force us to constrict our operations.

Credit and Collection

Our current practice is to extend credit to a majority of our larger customers, which is based on such factors as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry, and timelines of payments made to us, generally without requiring collateral.  A percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery, or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior negative payment history.  For those customers to whom we extend credit, typical terms are net 30 to 60 days.  Based on industry practices applicable to our business, financial awareness of the customers with whom we conduct business, and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit.  We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk.  However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers’ purchase orders are typically filled and shipped within two to six weeks.  As of November 26, 2005, we had backlog of $9,600,000 for Joe’s Jeans®, $585,000 for other branded products, and $11,300,000 for private label products.  The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows.  Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis.  We compete with a large number of apparel companies similar to ours for consumers.  Our primary branded competitors include Seven for All Mankind, Citizens of Humanity and Rock & Republic.  In addition, we compete with manufacturers in Mexico and China for private label apparel products.  We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs, the brands our products bear, the price and quality of our products and our ability to meet our customers’ delivery schedules.

We believe that we are competitive with companies producing goods of like quality and pricing, and that new product development, product identity through marketing, promotions and competitive price points will allow us to maintain our competitive position.  However, many of our competitors may possess greater financial, technical and other resources than us.  Furthermore, the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations.  As we expand globally, we will continue to encounter additional sources of competition.  See “Risk Factors—We face intense competition in the worldwide apparel industry.”

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

Discontinued Operations

Leaseall Management Inc.

During the third quarter of fiscal 2004, we made the decision to sell our commercial rental property that served as our former headquarters consisting of four separate buildings located in Springfield, Tennessee and engaged a commercial real estate broker to assist us with the sale and auction of these buildings.  On January 31, 2006, we sold one building for $210,000 and on January 26, 2006, we auctioned the other three buildings for gross proceeds of $531,000 in the aggregate.  We expect to receive the net proceeds from the auction of these buildings in mid-February 2006.

Craft & Accessory

Our craft and accessory business represents our historical line of business, the business upon which we were founded, and has been conducted through our Innovo subsidiary, headquartered in Knoxville, Tennessee.  Through Innovo, we designed, developed and marketed accessory consumer products such as fashion handbags, wallets, backpacks, bags, belts, hats and scarves for department stores, mass merchandisers, specialty chain stores and private label customers.  Additionally, we marketed craft products including tote bags and aprons to mass merchandisers and craft specialty stores.  Innovo’s products generally were accompanied by one of Innovo’s own logos such as Daily Denim™, Dragon Fly Denim™, Clear Gear™, Friendship™ and Tote Works™, the brand of a private label customer, or the brand of a third party licensor such as Bongo®, Shago® and Fetish™.  After the termination of our branded accessory licenses for Bongo®, Shago® and Fetish™, we began to re-evaluate the remaining revenue streams within the craft and accessory business segment.  As a result, we found that this asset did not fit with our strategic plan to focus our principal business activities on denim and denim-related apparel.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations conducted through our Innovo subsidiary.

Human Resources

As of February 8, 2006, we had 124 full-time employees and we consider our relationships with our employees to be good.

Financial Information about Geographical Areas

See “Note 14 – Segment Reporting and Operations by Geographical Area” in our Notes to Consolidated Financial Statements for further discussion of financial information about geographical areas.

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

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Marc B. Crossman	34	Interim Chief Executive Officer, (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer) and Director
Richard A. Quiroga	45	Vice President of Finance (Principal Accounting Officer)

Marc B. Crossman has served as our Chief Financial Officer since March 2003 and a member of our Board of Directors since January 1999.  In September 2004, Mr. Crossman was appointed to the position of President and in January 2006, Mr. Crossman was appointed to the position of Interim Chief Executive Officer.

Richard A. Quiroga has served as our Vice President of Finance and Principal Accounting Officer since August 2004.

ITEM 1A.  RISK FACTORS

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

The trading price and volume of our common stock has historically been subject to wide fluctuation in response to factors such as the following, some of which are beyond our control:

•      annual and quarterly variations in actual or anticipated operating results,

•      operating results that vary from the expectations of securities analyst and investors,

•      changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors,

•      changes in market valuations of other denim apparel companies,

•      announcements of new product lines by us or our competitors, announcements by us or our competitors of significant contracts, acquisitions or dispositions of assets, strategic partnerships, joint ventures or capital commitments,

•      additions or departures of key personnel or members of our board of directors, and

•      general conditions in the apparel industry.

In the 52 week period prior to February 8, 2006, the closing price of our common stock has ranged from $0.71 to $6.45.  In addition, stock markets generally have experienced extreme price and volume trading volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may significantly and negatively affect the market price of our common stock.

If we cannot meet the Nasdaq Capital Market maintenance requirements and Nasdaq rules, Nasdaq may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock.

In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq Capital Market, formerly known as the Small Cap Market, and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million and a minimum bid price for our common stock of $1.00, and a requirement that a majority of our Board of Directors be independent, as defined in the Nasdaq rules. Our bid price has been below $1.00 in the past.  If the bid price of our common stock drops below $1.00 and remains at that level for more than 30 consecutive trading days, we will be in violation of Nasdaq’s listing standards.

On February 6, 2006, we announced that on February 2, 2006, we received a Nasdaq staff deficiency notice indicating that due to the resignation of one of our members, we were no longer in compliance with the Nasdaq Rule 4350(c)(1), which requires a majority of our Board of Directors to be independent.  We have been afforded a grace period until the earlier of our next annual meeting of stockholders or January 31, 2007 to regain compliance.  We intend to regain compliance within the grace period; however, there can be no assurance that we will be able to find a suitable person to fill the vacancy on our Board of Directors.

If we are unable to satisfy Nasdaq criteria for maintaining listing, our common stock would be subject to delisting.  Trading, if any, of our common stock would thereafter be conducted in the over-the-counter market, in the so-called “pink sheets” or on the National Association of Securities Dealers, Inc., or NASD, “electronic bulletin board.” As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock.

We are controlled by our management and other related parties.

Our executive officers and directors beneficially own approximately 19.2% of our common stock, including options exercisable within 60 days of February 8, 2006, in the aggregate.  More specifically, the Chairman of our Board, Sam Furrow, beneficially owns approximately 9.7% of our common stock, and Jay Furrow, our former Chief Executive Officer, current member of our Board and the son of Sam Furrow, beneficially owns approximately 5.4% of our common stock.  In addition, we have some stockholders with whom we have had certain relationships and entered into related party transactions.  For example, we have granted certain rights in 2000 in connection with investments made by Commerce and other investors affiliated with Hubert Guez and Paul Guez, or collectively, the Commerce Group, and Mr. Joseph Mizrachi.  Based upon an investor rights agreement, each of the Commerce Group and Mr. Mizrachi has the right to designate three individuals and one individual, respectively, for election to our board of directors.  If any or all of the Commerce Group or Mizrachi designated directors are elected, then our board has the obligation to appoint at least one Commerce and/or Mizrachi designated director to each of its committees.  As of February 21, 2003, the Mizrachis ceased to be the beneficial owners of more than 5% of our securities.  Based upon a Schedule 13D/A filed by Paul Guez on October 7, 2005, the Guez brothers, including entities owned or controlled by them, beneficially own approximately 11% of our common stock in the aggregate.  On or about April 22, 2005, Mr. Hubert Guez ceased to be the beneficial owner of more than 5% of our securities.

Because of their relationships with us or the investor rights agreement, the Mizrachis and the Guez brothers may be in a position to influence the election of our board of directors and thus, may be in a position to control our affairs.  Our bylaws also limit the ability of stockholders to call a special meeting of stockholders.  These bylaw provisions could have the effect of discouraging a takeover of us, and therefore may adversely affect the market price and liquidity of our securities.  We are also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control.  The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of our securities.

Risk Factors Relating to our Operations

Our operations could be dependent on our ability to execute on our exploration of strategic initiatives for our business.

In January 2006, we announced that our Board of Directors decided to explore strategic initiatives related to our business, including the possible sale of some or all of our assets.  However, we cannot assure you that this process will result in a specific transaction or that this change will result in profitability for us.

We do not expect to disclose developments related to this exploration of a strategic alternative for us until a definitive agreement has been approved by our Board of Directors.  While we believe that the exploration of strategic initiatives for us may ultimately enhance stockholder value, we cannot assure you that entering into a specific transaction or transactions related to our assets will result in enhanced economic value or profitability.

Due to our negative cash flows, we could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

Our ability to continue operations will depend on (i) our ability to obtain cash for working capital by utilizing a credit arrangement on our receivables and inventory with CIT; (ii) our positive cash flow, if any, from future operations; and (iii) our ability to reduce our operating expenses as a result of carrying out our strategic initiative through the sale of some or all of our assets.  One of our primary methods to obtain the cash necessary for operating needs is through our availability under our accounts receivable factoring agreements and inventory security agreements, or the Factoring Facilities, with CIT.  However, under the Factoring Facilities, CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us.  As of November 26, 2005, our loan balance with CIT was $11,270,000 of which $9,148,000 represented factored receivables with CIT.  Because of this loan balance and continued losses, CIT temporarily reduced our cash availability under our Factoring Facilities to 80% from 85% of accounts receivable and placed a $1,000,000 cap on our availability under our inventory security agreements.  To date, we have been able to work within these temporary revised limits and expect to be able restore our position and availability.  Our factoring arrangements also may be terminated by CIT upon 60 days prior written notice, or immediately upon the occurrence of an event of default.  Because our negative cash flows could result in an event of default, we may be forced to pay our liability with CIT, which could include CIT exercising its right to take possession of the pledged collateral, which includes raw materials through finished goods and receivables.  Although we have undertaken numerous measures to increase sales, control inventory costs, operate more efficiently and implement a strategic initiative with certain assumptions so that we may be able to continue to fund our operations for fiscal 2006, we may continue to experience losses and negative cash flows.  We can give you no assurance that we will in fact operate profitably in the future or that we can restore our availability under our Factoring Facilities with CIT.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

Our business is seasonal.  The majority of our marketing and sales activities take place from late fall to early spring. Our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters, which also forces us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest.  Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters.  Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year.  We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available.  We cannot assure you that the effects of such seasonality will diminish in the future.

We face risks associated with constantly changing fashion trends, including consumer’s response to our Joe’s Jeans® branded apparel.

Our success will depend on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner, in particular, consumer demand for our Joe’s Jeans® branded apparel.  Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities in the marketplace.  If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively affect our ability to achieve profitability.  At the same time, a focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

In addition, we face risks associated with delivering an entire collection of items, including, fashion t-shirts, tops, sweaters and bottoms in fabric other than denim, of fashion-forward apparel items bearing the Joe’s Jeans® brand name.  We attempt to minimize our risk associated with these products through early order commitments by retailers.  We must generally place production orders with manufacturers before we have received all of a season’s orders and orders may be cancelled by retailers before shipment.  Therefore, if we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories or lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our business could be negatively impacted by a change in consumer demand for denim in the marketplace.

Denim, including premium denim, a term which denim jeans with a retail price of $100 or more are sometimes referred to as by the media, has been increasingly popular and growing in sales over the past few years as a consumer discretionary purchase.  Because of consumer demand, our products, in particular Joe’s Jeans®, experienced growth during fiscal 2005.  However, because consumer demands and fashion trends are subject to cyclical variations as well as the fact that the general economy and future economic prospects can often affect consumer spending habits, a change in any one of the following:

•      consumer demand,

•      consumer purchases of discretionary items,

•      the economy in general, or

•      fashion trends,

any of which may result in lower sales, excess inventories or lower profit margins for our products, any of which could have a material adverse effect on our results operations and financial condition.

A portion of our net sales and gross profit is derived from a small number of large customers.

Our 10 largest customers accounted for approximately 81% of our net sales during fiscal 2005, and in particular, one private label apparel customer accounted for 49% of our net sales during fiscal 2005.  We do not enter into any type of long-term agreements or firm commitment orders with any of our customers, whether branded or private label.  Instead, we enter into a number of individual purchase order commitments with our customers.  A decision by the controlling owner of a group of stores or store or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we were unable to find an alternative customer for our products in a timely manner.

We rely on our Joe’s Jean ® License Agreement to generate a portion of our revenues.

Our sales are dependent to a degree upon our Joe’s Jeans® license.  Although we believe we will continue to meet all of our material obligations under this license agreement, there can be no assurance that such license rights will continue or will be available for renewal beyond the rights that we have under the agreement.  As of November 26, 2005, we generated $33,304,000 in net sales of product under our Joe’s Jeans® license with a gross profit of $10,505,000 compared to $72,670,000 in net sales of our private label products with a gross profit of $11,045,000.  As a result, 48% of our gross profit for fiscal year 2005 was attributable to sales of our Joe’s Jeans® branded apparel, making us dependent to a degree on these higher margin sales.

Our business could be negatively impacted by the financial health of our retail customers.

We sell our product primarily to retail, private label and distribution companies around the world based on pre-qualified payment terms.  Financial difficulties of a customer could cause us to curtail business with that customer, in addition to the customer’s decision to decrease the level of its orders, to cancel orders previously placed in advance of shipment dates or to cease carrying our products.  We may also assume more credit risk relating to that customer’s receivables.  We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

In recent years, the retail industry has experienced consolidation or other ownership changes that have resulted in one entity controlling several different stores.  This consolidation can result in fewer customers for our products or the closing of some stores or the number of “doors” which carry our products.  As a result, the potential for consolidation or ownership changes, closing of retail outlets and less customers could negatively impact sales of our products and have a material adverse effect on our financial condition and results of operations.

We are currently dependent on supply and distribution arrangements with Azteca, Commerce, certain stockholders and their related entities to generate a substantial portion of our revenues.

Over the course of our relationship with Azteca, Commerce, Hubert Guez and Paul Guez, we have at certain times entered into supply and distribution arrangements, verbal and written, with them.  Azteca and Commerce are entities controlled by Hubert Guez and/or Paul Guez.  This relationship is dependent in part with our ability to work with Azteca, Commerce and each of the Guez brothers.  The loss of our supply and distribution arrangements with Azteca and/or Commerce could adversely affect our current supply and distribution responsibilities.  If we, due to unforeseen circumstances that may occur in the future, are unable to utilize the services of Azteca and/or Commerce for manufacturing, warehouse and distribution, our operations may be adversely affected until we are able to secure manufacturing, warehousing and distribution arrangements with other suppliers that could provide a similar magnitude of services to us.  In addition, developing and finding such alternative suppliers for such services may take focus, time and effort from management’s attention to other operations.

We outsource a substantial amount of our products to be manufactured to Azteca and/or Commerce. In fiscal 2005, we purchased approximately $63,500,000 in goods and services, or 68% of our total purchases from Azteca and/or Commerce.

The loss of the services of key personnel could have a material adverse effect on our business.

Our executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success.  The unexpected loss of services of one or more of these individuals could also adversely affect us.  We are currently not protected by a key-man or similar life insurance covering any of our executive officers, nor do we have a written employment agreement with our Interim Chief Executive Officer, President and Chief Financial Officer.  If, for example, an executive officer should leave us, his services would likely have a substantial impact on our ability to operate, on a daily basis, because we would be forced to find and hire similarly experienced personnel to fill one or more of those positions, and daily operations may suffer temporarily as a result of this immediate void.

Furthermore, with respect to Joe’s, while we maintain an employment agreement with Joe Dahan, our president of our Joe’s Jeans subsidiary, should Mr. Dahan leave Joe’s, his experience, design capabilities, and name recognition in the apparel industry could materially adversely affect the operations of Joe’s, because we rely heavily on Mr. Dahan’s capabilities to design, direct and produce product for the Joe’s brand.  However, the loss of Mr. Dahan would not terminate our agreement with JD Design pursuant to which we license the use of Joe’s Jeans® and the JD logo.

Our business could suffer as a result of manufacturer’s inability to produce our goods on time and to our specifications or if we need to replace manufacturers.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products.  Our products are manufactured to our specifications by both domestic and international manufacturers.  During fiscal 2005, approximately 23% of our products, primarily our Joe’s Jeans® products, were manufactured in the United States and approximately 77% of our products, primarily our private label products, were manufactured in foreign countries.  The inability of a certain manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.  Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change so rapidly in the apparel and fashion business, particularly from one season to the next.  Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

We compete with other companies for the production capacity of our manufacturers.  Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity.  If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity.  We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint.  We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer.  None of the manufacturers we use produces our products exclusively.

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

Our trademark and other intellectual property rights may not be adequately protected outside the United States and some of our products are targets of counterfeiting.

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

Certain of our products, in particular, our Joe’s Jeans® products, are sometimes the target of counterfeiters.  As a result, there are often products that are imitations or “knock-offs” of our Joe’s Jeans® products that can be found in the marketplace or consumers can find products that are confusingly similar to ours.  We intend to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

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

We face intense competition in the denim industry.

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have.  We do not currently hold a dominant competitive position in any market.  We compete with competitors such as Seven for All Mankind, Citizens of Humanity and Rock & Republic, and other larger competitors primarily on the basis of:

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

Furthermore, some of our competitors are privately held corporations and may have resources available to them that we, as a public company do not have.  Therefore, it may be difficult for us to effectively gauge consumer response to our products and how our products are competing with these and other competitors in the marketplace.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Commission staff regarding our periodic or current reports under the Exchange Act which remain unresolved.

ITEM 2.  PROPERTIES

Our principal place of business is located in Commerce, Los Angeles County, California.  The general location, use, ownership status and approximate size of the principal properties which we currently occupy are set forth below:

Location	Use	Ownership Status	Approximate Area in Square Feet	Lease Expiration
Commerce, California	Warehouse, distribution, design and administrative offices	Leased	50,000	Verbal arrangement

Los Angeles, California	Executive offices	Leased	2,500	December 31, 2009

New York, New York	Administrative and Sales	Leased	10,886	July 31, 2009

Due to our intention to sell or exit our indie™ operations, we are not fully utilizing our space in New York City.  As a result, we have been using the services of a real estate broker to assist us in evaluating our options and to obtain a prospective sub-tenant for the space.  We plan to terminate or cease using this property during the first half of 2006.  We expect to incur approximately $500,000 to $600,000 of charges associated with our intention to exit the property.

In addition, our Joe’s products are displayed in third-party showrooms in New York City, Los Angeles and internationally through sales representation or distribution arrangements.  Therefore, we do not lease or own space in which Joe’s products are sold in the United States or internationally.

ITEM 3. LEGAL PROCEEDINGS

(a)           We are a party to lawsuits and other contingencies in the ordinary course of our business.  We do not believe that the outcome of any individual action would have adverse effect in the aggregate on our financial condition.  We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on our financial condition.

(b)           On November 21, 2005, we entered into a settlement agreement with Levi Strauss & Co., or Levi, regarding the settlement of a lawsuit filed against us by Levi on April 20, 3005, in the United States District Court for the Northern District of California (Case No. C 05-0957).  The complaint alleged, among other things, that we, through our Joe’s Jeans subsidiary, manufactured certain styles of denim jeans using a stitching design on the rear pockets that infringes and dilutes its registered “Arcuate” pocket stitch design trademark.  Levi also alleged that we breached two prior settlement agreements relating to our use of a back pocket stitch design alleged to be substantially similar to Levi’s registered “Arcuate” trademark.  In connection with the settlement agreement, we agreed to pay to Levi’s a one-time payment of $40,000, which primarily reflects reimbursement of their legal fees to date and agreed to discontinue selling certain styles incorporating certain back pocket stitching designs by March 31, 2006.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gross Profit – Joe’s Jeans®” for a further discussion on the effect of the settlement agreement on certain of Joe’s inventory at the end of fiscal year 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Our common stock is currently traded under the symbol “INNO” on The Nasdaq Capital Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq.  The following sets forth the high and low bid quotations for our common stock in such market for the periods indicated.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

Fiscal 2005	High	Low
First Quarter	$4.79	$1.96
Second Quarter	$6.61	$3.93
Third Quarter	$6.24	$1.88
Fourth Quarter	$2.38	$1.12

Fiscal 2004	High	Low
First Quarter	$4.16	$2.60
Second Quarter	$3.12	$1.09
Third Quarter	$1.69	$1.10
Fourth Quarter	$3.01	$1.55

As of February 8, 2006, there were 921 record holders of our common stock.

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

(b)           None.

(c)           None.

ITEM 6. SELECTED FINANCIAL DATA

The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data.  The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended (in thousands, except per share data)
	11/26/05	11/27/04	11/29/03	11/30/02	12/01/01

Net sales	$108,590	$104,708	$69,103	$17,537	$3,650
Cost of goods sold	86,828	85,887	59,222	11,393	2,442
Gross profit	21,762	18,821	9,881	6,144	1,208

Operating expenses
Selling, general and administrative	22,482	23,050	15,816	5,216	1,783
Impairment loss of goodwill	12,572	—	—	—	—
Depreciation and amortization	1,550	1,535	1,112	195	91
	36,604	24,585	16,928	5,411	1,874
Income (loss) from operations	(14,842)	(5,764)	(7,047)	733	(666)
Interest expense	(1,590)	(1,334)	(976)	(340)	(107)
Other income (expense)	16	(19)	482	138	45
Income (loss) from operations, before taxes	(16,416)	(7,117)	(7,541)	531	(728)
Income taxes	13	15	52	119	50
Income (loss) from continuing operations	$(16,429)	$(7,132)	$(7,593)	$412	$(778)

Discontinued operations, net of tax	(4)	(2,444)	(724)	160	160
Net income (loss)	$(16,433)	$(9,576)	$(8,317)	$572	$(618)

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	(0.51)	(0.25)	(0.45)	0.03	(0.05)
Earnings (loss) from discontinued operations	0.00	(0.09)	(0.04)	0.01	0.01
Earnings (loss) per common share - Basic	$(0.51)	$(0.34)	$(0.49)	$0.04	$(0.04)

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	(0.51)	(0.25)	(0.45)	0.03	(0.05)
Earnings (loss) from discontinued operations	0.00	(0.09)	$(0.04)	0.01	0.01
Earnings (loss) per common share - Diluted	$(0.51)	$(0.34)	$(0.49)	$0.04	$(0.04)

Weighted average shares outstanding
Basic	31,942	28,195	17,009	14,856	14,315
Diluted	31,942	28,195	17,009	16,109	14,315

Balance sheet data:
Total assets	$27,596	$38,143	$46,365	$15,143	$10,247
Long-term debt	7,085	8,627	21,800	3,387	4,225
Stockholders’ equity	11,557	20,279	16,482	5,068	4,519

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 26, 2005, November 27, 2004 and November 29, 2003.  This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report.  The discussion and analysis contains statements that maybe considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Annual Report that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of apparel products.  Our products consist of branded and private label denim and denim related products.  Our branded apparel products bear the brand name Joe’s Jeans® and indie™.  Joe’s is designed, developed and marketed by us internally pursuant to a license agreement and indie™ is a proprietary brand owned by our Joe’s Jeans subsidiary.  Our private label apparel products are outsourced to us from different customers, generally retail chains who desire to sell apparel products under their own brand name.  We currently provide private label apparel products to American Eagle Outfitters, Inc., or AEO, and Target Corporation, or Target.

We generally rely on third party manufacturers to manufacture our apparel products for distribution.  We sell our products to numerous retailers, which include major department stores, specialty stores and mass market retailers, distributors and private label customers around the world.

Our business is seasonal.  The majority of the marketing and sales activities take place from late fall to early spring.  The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters and our cash flow is strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.

Beginning in 2004 with our exit from urban branded apparel and through 2005, we continued to re-evaluate our various license agreements and segments of operations.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand.  In May 2005, we sold the remaining assets of our craft and accessory business segment operated under our Innovo Inc. subsidiary.  The sale of our craft and accessory business segment and our commercial rental property and former headquarters in Springfield, Tennessee, which we have recently sold, are classified as discontinued operations, and accordingly, are reported as such.

Because of these changes, our product mix changed from fiscal 2003 to fiscal 2005 along with a steady increase in net sales.  Net sales increased from $69,103,000 in fiscal 2003 to $108,590,000 in fiscal

2005.  Our product mix also shifted during these fiscal years.  In fiscal 2003, 75% of our overall net sales were attributable to our private label division and a significant portion of this division was not acquired until July 2003, our third fiscal quarter.  For fiscal 2005, net sales of our private label products decreased to 67% of overall net sales from 74% in fiscal 2004.  During this time, we also launched and terminated several branded licenses which were sources of revenue for us, such as Fetish™, Shago®, and Betsey Johnson®.  These branded apparel lines were terminated due to high expenses associated with them and low sales in the marketplace.  During these various fiscal years, we also had significant inventory write downs for these products which affected our results of operations.  In the same time period, from fiscal 2003 to fiscal 2005, we experienced significant growth in sales of our Joe’s Jeans® products.  Net sales of Joe’s Jeans® grew from $11,476,000 in fiscal 2003 to $33,304,000 in fiscal 2005, a 190% increase.  However, in fiscal 2005, we also recognized an impairment charge of $12,572,000 for goodwill related to our private label business.  This impairment charge resulted in a significant loss from continuing operations of $16,429,000 for fiscal 2005.  We incurred this impairment charge due to future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations.

For fiscal year 2006, we intend to capitalize on the growing Joe’s Jeans® brand and solidify its position in the consumer marketplace.  Since Joe’s Jeans was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs for denim and denim related apparel products.  By focusing our resources on our Joe’s Jeans® brand, we believe that we can position the brand as a resource for the fashion conscious consumer through the introduction of a women’s sportswear lifestyle collection and the launch of a men’s denim line.  We believe that this segment of the apparel industry represents our primary strength.  While there can be no assurance that this change will result in profitability, we believe that these changes represent steps for growth and profitability in areas of our proven ability.

Consistent with our intent to focus on our Joe’s Jeans® brand, in January 2006, our Board of Directors decided to explore strategic initiatives related to our business, including the possible sale of some or all of our assets and our intention to sell or exit operations for our indie™ branded apparel products.  This decision was made, in part, due to a decline in sales in our private label apparel due to changes in customer sourcing strategy.  As a result, we believed that our private label sales would continue to decrease in fiscal 2006 and decided to explore opportunities to sell and/or exit these and our other assets.  Our Board directed us to hire an investment bank to assist us in evaluating these initiatives.  Concurrent with this decision, Marc Crossman, our President and Chief Financial Officer was appointed to Interim Chief Executive Officer upon the decision by our Board of Directors to terminate Jay Furrow.  We cannot assure you that this process will result in a specific transaction or that this change will result in profitability for us, but we believe that exploring strategic initiatives is the best method to maximize the value of our existing assets.  We do not expect to disclose developments related to this exploration of a strategic alternative for us until a definitive agreement has been approved by our Board of Directors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion on our strategic initiatives and methods that we intend to employ to help fund our operating expenses and working capital for fiscal 2006.

Comparison of Fiscal Year Ended November 26, 2005 to Fiscal Year Ended November 27, 2004

Fiscal Year 2005 Overview

For the fiscal year ended November 26, 2005, or fiscal 2005, our net sales increased to $108,590,000 in fiscal 2005 from $104,708,000 for the fiscal year ended November 27, 2004, or fiscal 2004, a 4% increase.  We incurred a net loss from continuing operations of $16,429,000 for fiscal 2005 compared to a net loss from continuing operations of $7,132,000 for fiscal 2004, a 130% increase.  The primary reason for this increase in our net loss from continuing operations for fiscal 2005 was due to a $12,572,000 impairment loss on goodwill related to our private label business as a result of future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label, projected cash flows from operations and our decision to explore strategic alternatives related to some or all of our assets.  See “Note 2 – Summary of Significant Accounting Policies- Impairment of Long-Lived Assets and Intangibles” for a further discussion on the impairment of goodwill.

The following table sets forth certain statements of operations data for the fiscal year periods as indicated:

	Year ended (in thousands)
	11/26/05	11/27/04	$ Change	% Change

Net sales	$108,590	$104,708	$3,882	4%
Cost of goods sold	86,828	85,887	941	1%
Gross profit	21,762	18,821	2,941	16%
Gross margin	20%	18%	2%	11%

Selling, general & administrative	22,482	23,050	(568)	-2%
Impairment loss of goodwill	12,572	—	12,572	(A)
Depreciation & amortization	1,550	1,535	15	1%
Loss from operations	(14,842)	(5,764)	(9,078)	(A)

Interest expense	(1,590)	(1,334)	(256)	19%
Other income (expense)	16	(19)	35	(A)
Loss from continuing operations, before taxes	(16,416)	(7,117)	(9,299)	131%

Income taxes	13	15	(2)	-13%
Loss from continuing operations	(16,429)	(7,132)	(9,297)	130%

Discontinued operations, net of tax	(4)	(2,444)	2,440	(A)

Net Loss	$(16,433)	$(9,576)	$(6,857)	72%

(A) Not Meaningful

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated:

	(in thousands)
	11/26/05	11/27/04	Change	% Change
Net Sales
Joe’s Jeans	$33,304	$18,296	$15,008	82%
Other Branded	2,616	8,420	(5,804)	(69)%
Private Label	72,670	77,992	(5,322)	(7)%
	$108,590	$104,708	$3,882	4%

Gross Profit
Joe’s Jeans	$10,505	$6,383	$4,122	65%
Other Branded	212	450	(238)	(53)%
Private Label	11,045	11,988	(943)	(8)%
	$21,762	$18,821	$2,941	16%

Gross Margin
Joe’s Jeans	32%	35%
Other Branded	8%	5%
Private Label	15%	15%
Overall	20%	18%

Net Sales

Our net sales increased to $108,590,000 in fiscal 2005 from $104,708,000 in fiscal 2004, a 4% increase.  Net sales from our Joe’s Jeans® products increased by 82%, but were offset by a decrease in sales of our private label products, as well as a significant decrease in sales of our other branded label products, which includes indie™, Betsey Johnson®, Fetish™ and Shago® products.  The significant decrease in our other branded label products is primarily due to sales in the first two quarters of fiscal 2004 of Fetish™ and Shago® branded apparel prior to termination of the licenses in May 2004 and July 2004, respectively.

Joe’s Jeans®

Our net sales of our Joe’s branded apparel increased to $33,304,000 during fiscal 2005 from $18,296,000 during fiscal 2004, an 82% increase.  This increase can be attributable to an overall strong demand for denim apparel products in the marketplace coupled with brand acceptance for our Joe’s Jeans® products in the premium denim market both domestically and internationally.  More specifically, international sales of our Joe’s Jeans® products increased to $6,209,000 in fiscal 2005 from $4,552,000 in fiscal 2004, or a 36% increase, and domestic sales increased to $27,095,000 in fiscal 2005 from $13,744,000 in fiscal 2004, or a 97% increase.

Other Branded Apparel

Net sales of our other branded apparel for fiscal 2005 primarily represent net sales from our indie™ products and to a limited extent, Betsey Johnson®, Fetish™ and Shago®.  For fiscal 2004, our other branded label products included Fetish™, Shago® and to a limited extent, Betsey Johnson®.  Our net sales of other branded label products decreased to $2,616,000 in fiscal 2005 from $8,420,000, a 69% decrease, primarily due to sales in the first two quarters of fiscal 2004 of Fetish™ and Shago® branded apparel prior to termination of the licenses in May 2004 and July 2004, respectively.  Our Betsey Johnson® branded apparel had net sales of $124,000 in fiscal 2004 and $182,000 in fiscal 2005.  Because sales of indie™ and Betsey Johnson® products in fiscal 2005 were less than $2,500,000 combined, we terminated the license for Betsey Johnson® in July 2005 and we announced our intention to sell and/or exit our indie™ branded apparel line in January 2006.

Private Label Apparel

Private label apparel sales decreased to $72,670,000 during fiscal 2005 from $77,992,000 during fiscal 2004, a 7% decrease.  During fiscal 2005, our sales from private label apparel decreased due to high inventory levels at retail stores and changes in our customers’ sourcing strategy.

Gross Profit

Our gross profit increased to $21,762,000 in fiscal 2005 from $18,821,000 in fiscal 2004, a 16% increase.  Our gross margin percentage increased to 20% in fiscal 2005 from 18% in fiscal 2004 because of our shift in sales mix to a higher percentage of our net sales from our Joe’s Jeans® branded apparel products, which carry a higher gross margin than our private label products.  Our private label gross margin was 15% in both fiscal 2004 and fiscal 2005 due to sales to AEO at a fixed margin of 15% under our former supply agreement and present purchase order arrangement with AZT.

Branded Apparel

Our gross profit for our Joe’s Jeans® brand increased to $10,505,000 in fiscal 2005 from a gross profit of $6,383,000 in fiscal 2004, a 65% increase.  However, our gross margin percentage for our Joe’s Jeans® brand decreased to 32% in fiscal 2005 from 35% in fiscal 2004.

Our decrease in our Joe’s Jeans® branded apparel gross margin percentage was primarily due to additional inventory reserves recorded in the fourth quarter of 2005 of $2,700,000.  During the third and fourth quarters of fiscal 2005, we bought too much inventory for deliveries in the third quarter and continued to build up our Joe’s inventory in anticipation of net sales of approximately $10,000,000.  Retailers also experienced higher than normal levels of inventory and we did not see reorders at the rate we expected in the fourth quarter.  Our fourth quarter net sales of Joe’s were $6,921,000 and we were left with higher than normal levels of inventory at the end of the fourth quarter.  This higher level of inventory, coupled with the need to sell certain back pocket designs by March 31, 2006 in connection with our settlement agreement with Levi Strauss & Co. resulted in the write down of some of our Joe’s inventory.

Other Branded Apparel

Our gross profit for our other branded apparel decreased to $212,000 in fiscal 2005 from $450,000 in fiscal 2004, a 53% decrease.  Our gross margin percentage for our other branded apparel increased to 8% in fiscal 2005 from 5% in fiscal 2004.  This decrease in gross profit in fiscal 2005 was due to an additional write down on remaining Betsey Johnson® inventory in connection with the termination of the license agreement in July 2005.  However, this write down resulted in an increase in our other branded apparel gross margins in fiscal 2005 due to sales of remaining Betsey Johnson® branded apparel inventory at prices higher than estimated liquated value.

Private Label Apparel

Private label apparel gross profit decreased to $11,045,000 in fiscal 2005 from $11,988,000 in fiscal 2004, an 8% decrease due to our decrease in net sales.  Private label gross margin remained flat at 15% for fiscal 2005 and fiscal 2004.  Gross margins remained flat due to sales to AEO at a fixed gross margin of 15% under our former supply agreement and present purchase order arrangement with AZT.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses decreased to $22,482,000 in fiscal 2005 from $23,050,000 in fiscal 2004, a 2% decrease.

The SG&A decrease in fiscal 2005 compared to fiscal 2004 is largely a result of the following factors: (i) a charge of $2,105,000 in the second quarter of fiscal 2004 associated with the termination of the Fetish™ license agreement that we did not have in fiscal 2005; and (ii) a $612,000 decrease in advertising  and other selling expenses.  These decreases were partially offset by:  (i) an increase of $972,000 in sales commissions and royalty expenses associated with an 82% increase in net sales of our Joe’s Jeans® branded apparel; (ii) a $771,000 expense related to production of samples for our products; (iii) an increase of $226,000 related to employee costs and related benefits; (iv) a $213,000 increase in facilities expenses due to a new facility lease in Los Angeles and customary annual increases in rent under our existing lease arrangements; and (v) an increase of $135,000 for professional fees.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $1,550,000 during fiscal 2005 from $1,535,000 during fiscal 2004, a 1% increase.  The increase was primarily attributable to depreciation associated with our purchase of fixed assets of $399,000 during fiscal 2005.

Interest Expense

Our combined interest expense increased to $1,590,000 in fiscal 2005 from $1,334,000 in fiscal 2004, a 19% increase.  Our interest expense is primarily associated with:  (i) $663,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases; (ii) $549,000 of interest expense incurred as a result of the $9,300,000 convertible note issued as a part of the purchase of the Blue Concept Division in July of 2003; (iii) $15,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003 which have been repaid; and (iv) $363,000 of interest on $4,385,0000 convertible note including amortization of deferred financing cost, all of which have been repaid.

Income Taxes

Our income tax expense related to continuing operations was $13,000 in fiscal 2005 compared to $15,000 in fiscal 2004, or a 13% decrease.  Our effective tax rate was 0% for both fiscal 2005 and 2004 due to continued losses.  We have not recognized a tax benefit for our fiscal 2005 operating losses as there is a full valuation allowance for our deferred tax assets, including net operating loss carryforwards.

Loss from Continuing Operations

We incurred a loss from continuing operations of $16,429,000 in fiscal 2005 compared to a loss from continuing operation of $7,132,000 in fiscal 2004, a 130% increase.  Our loss in fiscal 2005 is largely the result of the following factors:  (i) a $12,572,000 impairment loss on goodwill associated with our private label business as a result of our future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label, projected cash flows from operations and our decision to explore strategic initiatives for some or all of our assets; and (ii) $2,700,000 of additional inventory reserves recorded in the fourth quarter of 2005 against our higher than expected levels of Joe’s Jeans® inventory.

Comparison of Fiscal Year Ended November 27, 2004 to Fiscal Year Ended November 29, 2003

Fiscal 2004 Overview

For the fiscal year ended November 27, 2004, our net sales increased to $104,708,000 from $69,103,000 for the fiscal year ended November 29, 2003, a 52% increase.  We generated a loss from continuing operations of $7,132,000 for fiscal 2004 compared to a loss from continuing operations of $7,593,000 for fiscal 2003, a 6% decrease.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the fiscal year periods as indicated:

	Year ended (in thousands)
	11/27/04	11/29/03	$ Change	% Change

Net sales	$104,708	$69,103	$35,605	52%
Cost of goods sold	85,887	59,222	26,665	45%
Gross profit	18,821	9,881	8,940	90%
Gross margin	18%	14%	4%	29%

Selling, general & administrative	23,050	15,816	7,234	46%
Depreciation & amortization	1,535	1,112	423	38%
Loss from operations	(5,764)	(7,047)	1,283	-18%

Interest expense	(1,334)	(976)	(358)	37%
Other income (expense)	(19)	482	(501)	(A)
Loss from continuing operations, before taxes	(7,117)	(7,541)	424	-6%

Income taxes	15	52	(37)	-71%
Loss from continuing operations	(7,132)	(7,593)	461	-6%

Discontinued operations, net of tax	(2,444)	(724)	(1,720)	(A)

Net Loss	$(9,576)	$(8,317)	$(1,259)	15%

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

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	(in thousands)
	11/27/04	11/29/03	Change	% Change
Net Sales
Joe’s Jeans	$18,296	$11,476	$6,820	59%
Other Branded	8,420	5,917	2,503	42%
Private Label	77,992	51,710	26,282	51%
	$104,708	$69,103	$35,605	52%

Gross Profit
Joe’s Jeans	$6,383	$4,087	$2,296	56%
Other Branded	450	(2,529)	2,979	(118)%
Private Label	11,988	8,323	3,665	44%
	$18,821	$9,881	$8,940	90%

Gross Margin
Joe’s Jeans	35%	36%
Other Branded	5%	(43)%
Private Label	15%	16%
Overall	18%	14%

Net Sales

Our net sales increased to $104,708,000 in fiscal 2004 from $69,103,000 in fiscal 2003, a 52% increase.  The primary reasons for the increase in our net sales were due to:  (i) increased sales to our private label customers in both the apparel and accessory segments, a large portion of which is attributable to sales generated as a result of the Blue Concept Division acquisition; (ii) growth in sales of Joe’s Jeans in both the domestic and international markets; (iii) overall strong demand for denim apparel products in the marketplace; and (iv) improved production and delivery performance.

Joe’s Jeans®

Our net sales of our Joe’s Jeans branded apparel products increased to $18,296,000 during fiscal 2004 from $11,476,000 during fiscal 2003, a 59% increase.  This increase was due to growth in both the domestic and international markets and an overall strong demand for denim apparel products.

Other Branded Apparel

Our net sales of our other branded apparel products increased to $8,420,000 during fiscal 2004 from $5,917,000 during fiscal 2003, a 42% increase.  The increase in sales was a result of increased net sales of the Fetish™ branded line.

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

Joe’s Jeans®

Our gross profit from our Joe’s Jeans® branded apparel increased to $6,383,000 in fiscal 2004 from $4,087,000 in fiscal 2003, a 56% increase.  Gross margins for our Joe’s Jeans® branded apparel was 35% in fiscal 2004 and 36% in fiscal 2003, respectively.

Other Branded Apparel

Our gross profit from our other branded apparel increased to $450,000 in fiscal 2004 from a negative gross profit of $2,529,000 in fiscal 2003.  Our other branded apparel gross margin increased to 5% in fiscal 2004 compared to a negative 43% in fiscal 2003 primarily due to a fourth quarter 2003 charge of $3,900,000 related to out-of-season and second quality inventory of Fetish™ and Shago® branded apparel. In fiscal 2004, we sold this remaining Fetish™ and Shago® and recovered approximately $400,000 in gross profit.

Private Label Apparel

Private label apparel gross profit increased to $11,988,000 in fiscal 2004 from $8,323,000 in fiscal 2003, a 44% increase.  Private label gross margin decreased to 15% for fiscal 2004 compared to 16% for fiscal 2003.  This decrease in private label gross margin is attributable to a full year of sales to AEO at a fixed gross margin of 15% under our then current supply agreement with AZT.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $23,050,000 in fiscal 2004 from $15,816,000 in fiscal 2003, a 46% increase.

The SG&A increase in fiscal 2004 compared to fiscal 2003 is largely a result of the following factors: (i) an increase in employee costs and related benefits to $8,213,000 in fiscal 2004 from $5,655,000 in fiscal 2003, a 45% increase, due to: (a) the impact from the employees acquired associated with the Blue Concept Division acquisition; (b) the hiring of additional designers for the Betsey Johnson® branded apparel line; (c) the hiring of sales people for the indie™ branded apparel line; and (d) the hiring of additional management level employees to provide the infrastructure necessary to manage our growth; (ii) an increase to $3,885,000 in fiscal 2004 from $2,683,000 in fiscal 2003, a 45% increase attributable to additional earn-out royalty expense associated with the purchase of Blue Concept Division and an increase in royalty expenses associated with a 54% increase in net sales; (iii) a charge of $2,105,000 in the second quarter of fiscal 2004 associated with the termination of the Fetish™ license agreement; (iv) an increase in sample expenses for our products; (v) an increase in advertising expenses; (vi) an increase in sales show expenses; and (vii) an increase in travel expenses.

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

Other Expense (Income)

During fiscal 2004 other expense was $19,000 compared to other income of $482,000 during fiscal 2003.  Other income decreased primarily as a result of: (i) we recorded no income from our sub-asset management fee associated with our real estate investment; and (ii) we dissolved our Joe’s Jeans Japan subsidiary which resulted in no foreign currency translation income, whereas, we recorded a foreign currency translation gain in fiscal 2003.

Loss from Continuing Operations

We generated a loss from continuing operations of $7,132,000 in fiscal 2004 compared to a loss from continuing operations of $7,593,000 in fiscal 2003.  The decrease in our loss from continuing operations in fiscal 2004 compared to fiscal 2003 is largely the result of the following factors:  (i) costs associated with the termination of our Fetish™ license agreement, including additional charges taken against remaining Fetish™ inventory after termination of the license agreement; (ii) an increase in royalties and commissions associated with our branded apparel and the earn-out royalty associated with the Blue Concept Division purchase; (iii) an increase in advertising, marketing, tradeshow and related costs incurred to market our branded apparel; (iv) initial increases in the beginning of fiscal 2004 associated with an increase in employee wages and benefits as a result of hiring additional employees to support or facilitate the establishment of our former branded apparel lines, Fetish™ and Shago®, and growth in our Joe’s® brand; (v) an increase in depreciation and amortization costs primarily associated with the acquisition of the Blue Concept Division from Azteca in July 2003; and (vi) an increase in legal, accounting and other professional fees and insurance.

Discontinued Operations

During fiscal 2004, we made the decision to sell our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and to offer for sale the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary.  On January 31, 2006, we sold one building for $210,000 and on January 26, 2006, we auctioned the other three buildings for $531,000 in the aggregate.  We expect to receive proceeds from the auction of these buildings in mid-February 2006.  On May 17, 2005, we completed the sale of the assets of our craft and accessory business segment.

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

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

2005
Net sales	$2,491	$—	$2,491
Pre-tax loss	(258)	(120)	(378)
Gain on sale	374		374
Income taxes expense (benefit)	1	(1)	—
Discontinued operations, net of tax	$115	$(119)	$(4)

2004
Net sales	$16,957	$—	$16,957
Pre-tax loss	(1,550)	(909)	(2,459)
Income taxes expense (benefit)	(7)	(8)	(15)
Discontinued operations, net of tax	$(1,543)	$(901)	$(2,444)

2003
Net sales	$14,029	$—	$14,029
Pre-tax loss	(468)	(264)	(732)
Income taxes expense (benefit)	(18)	10	(8)
Discontinued operations, net of tax	$(450)	$(274)	$(724)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.  Included in the pre-tax losses from discontinued operations for fiscal 2004 is an asset impairment charge of $574,000 for the commercial real estate property and a loss of $94,000 for the abandonment of certain craft and accessory fixed assets.  The craft and accessory business segment also recorded an early facility termination expense of $61,000.

Liquidity and Capital Resources

Our primary sources of liquidity are:  (i) borrowings from the factoring of accounts receivable and borrowing against inventory; (ii) trade payables credit from vendors and related parties; and (iii) cash flow from financing activities, including warrant and stock option exercises and cash received from repayment of a promissory note from a former officer.  Cash used in continuing operating activities was $4,884,000 in fiscal 2005 compared to $10,691,000 in fiscal 2004.  During the period, we used cash to fund our operating expenses and purchase inventory.  Cash used in continuing operating activities, combined with $399,000 of cash used in investing in continuing operating activities was funded by $516,000 of cash on hand at the beginning of fiscal 2005 and $5,556,000 of cash provided by financing continuing operating activities during fiscal 2005.  Our cash balance was $628,000 as of November 26, 2005.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior management and from members of our Board of Directors.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers.  For fiscal 2006, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based credit facilities with CIT; (ii) reducing operating expenses by carrying out our strategic initiative of a sale of some or all of our assets; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; (v) increasing collection efforts on existing accounts receivables; (vi) completing the sale and auction of our property in Tennessee during January 2006; (vii) selling slow moving inventory to liquidators during the course of the year; and (viii) potentially selling the remaining indie™ assets and inventory.

In January 2006, we announced that our Board of Directors decided to explore strategic initiatives related to our business and the hiring of an investment bank to assist us in evaluating these initiatives, which may include the possible sale of some or all of our assets.  Concurrent with this decision, Marc Crossman, our President and Chief Financial Officer was appointed to Interim Chief Executive Officer upon the decision to terminate Jay Furrow by our Board of Directors.  While exploring our strategic initiatives, we intend to capitalize on our best performing asset, our Joe’s Jeans® brand.  Our ability to fund our operating expenses and working capital during fiscal 2006 is based upon the assumption that we accomplish the following:

•                  Sell and/or exit our indie™ branded apparel line of business, which we expect will result in proceeds from the sale of remaining inventory at our cost and reduce our operating expenses as a result of exiting this branded apparel line.

•                  Explore opportunities to sell and/or exit our private label apparel business, which we expect will reduce our operating expenses associated with operating private label apparel and reduce or eliminate the remaining amount on the note payable we issued in connection with the original acquisition.

•                  Focus our efforts and resources on increasing the profitability of our Joe’s Jeans® branded apparel line, through increasing our overall net sales, which includes sales from the recent addition of a men’s denim line; growing in the international and domestic markets at a realistic rate based upon our historical growth rate for this brand; increasing our gross margins by outsourcing our production of finished goods to a lower cost sourcing of product; improving the management of our raw materials and inventory through implementation of better forecasting procedures; and selling, in the ordinary course of business, slow moving inventory to liquidators which will result in cash proceeds to us.

•                  Continue to manage and maintain our relationship with CIT under our factoring arrangements and inventory security agreements.

•                  Manage capital expenditures to a level consistent with our plan to implement the above strategic initiatives.

We rely on our availability under our accounts receivable factoring agreements and inventory security agreements, or the Factoring Facilities, with CIT as one of our primary methods to obtain the cash necessary for our operating needs.  These Factoring Facilities give us, through our operating subsidiaries, the ability to obtain advances against factored receivables for up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer and also allow us to borrow up to 50% of the value of certain eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  In late January 2006, CIT informed us that it was temporarily reducing our ability to obtain advances under our Factoring Facilities to 80% of our factored accounts receivable and placing a cap of $1,000,000 on our availability under our inventory security agreements.  While this has temporarily reduced our cash availability, we have been able to work within these temporary revised limits and expect to be able restore our position and availability with CIT.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  During the first quarter of fiscal 2006, this personal guarantee by Mr. Furrow has allowed us to continue to obtain advances under our existing Factoring Facilities.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by our subsidiaries, upon 60 days advanced written notice prior to the anniversary date of each of the respective agreements or earlier, provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of November 26, 2005, the Chase prime rate was 7.0%.

In addition, in the event we need additional financing, we have also established a letter of credit facility with CIT to allow us to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to our availability on our inventory line of credit.

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

As of November 26, 2005, our loan balance with CIT was $11,270,000 of which $9,148,000 represented factored receivables with CIT.  We had one open stand-by letter of credit outstanding in the amount of $500,000 and one letter of credit in the amount of $30,000.

Based on our cash on hand, our projected strategic initiatives for fiscal 2006, and expected availability under our CIT financing facilities, we believe that we have the working capital resources necessary to meet our projected operational needs.  Management further believes that the losses are being reduced in a manner that will allow working capital to be used for growth, especially projected growth for our Joe’s Jeans® brand.

However, if we continue to have operating losses, we believe that it will be necessary to obtain additional working capital through debt or equity financings.  We believe that any additional capital, to the extent needed, may be obtained from the sales of equity securities or short-term working capital loans.  There can be no assurance that this or other financings will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability.

Commitments and Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 26, 2005 (in thousands):

	Payments due by period
	Total	2006	2007	2008	2009	2010
Principal note payments to Azteca (Blue Concept)	$8,762	$1,677	$1,781	$1,891	$2,007	$1,406
Operating lease obligations	2,028	544	549	540	388	7
Advertising commitments	1,190	1,143	47
Purchase obligations	9,174	9,174
Letters of Credit	530	530
Third party inventory obligations	5,803	5,803

Blue Concept Acquisition Note

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21,800,000, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  The terms of the transaction further allowed us, upon shareholder approval obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price.  On March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million.

The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods. Up to 1,041,667 additional shares may be issued upon the occurrence of certain future contingencies relating to our stock price for the 30 day period ending March 12, 2006.  Based on our current stock price, we expect to issue these shares in accordance with the terms of the Asset Purchase Agreement, or APA, entered into with the parties.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock.  Both periods have ended and the revenue targets for each period were met, resulting in no reduction in the purchase price.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liability from Discontinued Operations

Our commercial rental property located in Springfield, Tennessee that has been classified as a “Discontinued Operation” has a note payable on it which is held by First Independent Bank of Gallatin, and is collateralized by a first deed of trust on the property and by an assignment of key-man life insurance policy on our former President, Pat Anderson, in the amount of $1 million.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008.  We have repaid a portion of this loan from proceeds from the sale of one of the buildings and expect to repay the remainder when the proceeds from the auction are received in mid-February 2006.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in “Note 2 – Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements included in this Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point.  We record estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances, based upon a percentage of sales.  We also allow for returns based upon pre-approval or in the case of damaged goods.  Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

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

For fiscal 2005, the balance in the allowance for customer credits and other allowances was $435,000 compared to $1,022,000 for fiscal 2004.

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

For fiscal 2005, we recognized an impairment charge of $12,572,000 for goodwill related to our private label business.  We determined that the fair value of our private label business was not adequate to sustain the amount of goodwill allocated to this line of operations and accordingly, recognized a permanent impairment loss as part of operating income for fiscal 2005.  The principal factors that resulted in the impairment loss were the future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations.  In addition, in January 2006, we announced changes in our senior management and that we were exploring strategic initiatives related to our business, including the sale of some or all of our assets.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Cost.”  This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap).  SFAS No. 151 requires that those items be recognized as current-period charges.  In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we plan to adopt these provisions for the annual reporting period beginning November 27, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS  No. 154.  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or consolidated financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” for all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  We refer you to “Note 2 – Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements for a discussion on this recent accounting pronouncement.

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

Manufacturing and Distribution Relationships

We purchase a significant portion of finished goods from Azteca, Commerce and its affiliates and obtain credit terms which we believe are favorable.  While this relationship is important to our current business and has intangible value to us, any loss of Azteca or Commerce as a vendor, or material changes to the terms, would not have an adverse impact on our business, as we believe that we would be able to enter into alternative sourcing relationships on similar terms.  Azteca, Commerce and its affiliates are controlled by two of our stockholders, Hubert Guez and Paul Guez.

Our products are manufactured by contractors located in Los Angeles, Mexico, and to a limited extent, Europe and Asia, including Hong Kong and China.  We have historically used contractors in other countries, such as Turkey, Korea, Vietnam and India.  Our products are then distributed out of Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca or affiliates of Commerce and Azteca.

	2005	2004

United States	23%	12%
Mexico	68%	79%
Europe	8%	3%
Asia	1%	6%

	100%	100%

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in “Item 15.  Exhibits, Financial Statement Schedules” of our consolidated financial statements and notes thereto, and the consolidated financial statement schedule filed on this Annual Report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our independent auditors, Ernst & Young LLP.

ITEM 9A.               CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of November 26, 2005, the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

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

(b)           Management’s Report of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our business.

Based upon this evaluation, management concluded that as of November 26, 2005, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting, and based upon that audit, issued the report included in this Annual Report.

(c)           Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Innovo Group Inc.

We have audited management’s assessment, included in the accompanying Item 9A(b) “Management’s Report of Internal Control Over Financial Reporting,” that Innovo Group Inc. and subsidiaries maintained effective internal control over financial reporting as of November 26, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Innovo Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Innovo Group Inc. maintained effective internal control over financial reporting as of November 26, 2005 is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Innovo Group Inc. maintained, in all material respects, effective internal control over financial reporting as of November 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of November 26, 2005 and November 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 26, 2005 of Innovo Group Inc. and its subsidiaries and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 3, 2006

ITEM 9B.               OTHER INFORMATION

We did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

PART III

Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act, no later than March 27, 2006, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors, executive officers and Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

Our Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act to assist our Board of Directors in its oversight responsibilities regarding (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent accountant’s qualifications and independence and (4) the performance of the our internal audit function; (b) to prepare the report required by the SEC for inclusion in the our annual proxy statement; (c) retain and terminate our independent accountant; (d) to approve audit and non-audit services to be performed by the independent accountant; and (e) to perform such other functions as our Board of Directors may from time to time assign.  The current members of our Audit Committee are Suhail Rizvi, Kelly Hoffman and Kent Savage and has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Suhail Rizvi, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com or you may request a free copy of our Code of Business Conduct and Ethics from:

Innovo Group Inc.
Attention: Chief Financial Officer
5804 East Slauson Avenue
Commerce, CA 90040
(323) 725-5516

To date, there have been no waivers under our Code of Business Conduct and Ethics.  We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver from a provision of the Code granted on a Form 8-K filed with the SEC within four business days following such amendment or waiver or on our website at www.innovogroup.com within four business days following such amendment or waiver.  The information contained or connected to our website is not incorporated by reference into this Annual Report and should not be considered a part of this or any other report that we file or furnish to the SEC.

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

(a) List of documents filed as a part of this Annual Report:

1 and 2.  Financial Statements and Financial Statement Schedules

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at November 26, 2005 and November 27, 2004

Consolidated Statements of Operations for the years ended November 26, 2005, November 27, 2004, and November 29, 2003

Consolidated Statements of Stockholders’ Equity for the years ended November 26, 2005, November 27, 2004, and November 29, 2003

Consolidated Statements of Cash Flows for the years ended November 26, 2005, November 27, 2004, and November 29, 2003

Notes to Consolidated Financial Statements

Schedule II – Valuation of Qualifying Accounts

(a)3.        Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference

2.1	Asset Purchase Agreement dated July 17, 2003 by and among Innovo Azteca Apparel, Inc., Azteca Production International, Inc., Hubert Guez and Paul Guez	Exhibit 2.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended May 27, 2005 filed on July 12, 2005

3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

4.1	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 30, 2003	Exhibit 4.3 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.2	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and certain purchasers dated August 29, 2003	Exhibit 4.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

4.3	Form of Securities Purchase Agreement dated December 1, 2003	Exhibit 4 to Current Report on Form 8-K dated December 1, 2003 filed on December 2, 2003

4.4	Form of Common Stock Purchase Warrant	Exhibit 4.2 to Current Report on Form 8-K filed on June 23, 2004

4.5	Form of Registration Rights Agreement	Exhibit 4.3 to Current Report on Form 8-K filed on June 23, 2004

10.1	Investor Rights Agreement between Innovo Group Inc., the Furrow Group, the Board Members and Commerce Investment Group LLC dated August 11, 2000	Exhibit 10.65 to Current Report on Form 8-K/A dated August 11, 2000 filed on September 15, 2000

10.2	Investor Rights Agreement dated October 31, 2000 between Innovo Group Inc., the Furrow Group, the Board Members and Third Millennium Properties, Inc. JAML, LLC and Innovation, LLC [sic]	Exhibit 10.75 to Annual Report on Form 10-K for the period ended November 30, 2000 filed on March 15, 2001

10.3	Employment Agreement between Innovo Group Inc. and Joe Dahan dated February 7, 2001	Exhibit 10.81 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.4	License Agreement between Innovo Group Inc. and JD Design, LLC dated February 7, 2001	Exhibit 10.83 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.5	First Amendment to License Agreement by and between Innovo Group Inc. and JD Design LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended August 27, 2005 filed on October 11, 2005

10.6	Factoring Agreement dated June 1, 2001 between Joe’s Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.7	Factoring Agreement dated June 1, 2001 between Innovo, Inc. and CIT Commercial Services	Exhibit 10.6 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.8	Factoring Agreement dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services	Exhibit 10.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.9	Inventory Security Agreement dated August 20, 2002 between Joe's Jeans, Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.10	Inventory Security Agreement dated August 20, 2002 between Innovo Azteca Apparel, Inc. and CIT Commercial Services	Exhibit 10.8 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.11	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.12	Amendment to Factoring Agreement originally dated June 1, 2001 between Innovo Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.8 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.13	Amendment to Factoring Agreement originally dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.14	2000 Employee Stock Incentive Plan, as amended	Exhibit 99.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

10.15	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000

10.16	Sublease Agreement between Innovo Group Inc. and WRC Media Inc. dated July 28, 2003	Exhibit 10.57 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.17	Agreement of Lease between 500-512 Seventh Avenue Limited Partnership and WRC Media, Inc. dated as of March 2000 relating to Sublease Agreement filed as Exhibit 10.57 hereto	Exhibit 10.58 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.18	Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of January 1, 2004	Exhibit 10.61 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.19	First Amendment to Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of February 14, 2005	Exhibit 10.67 to the Annual Report on Form 10-K for the year ended November 27, 2004 filed on February 25, 2005

10.20	2004 Stock Incentive Plan	Attachment A to Definitive Revised Proxy Statement on Schedule 14A filed on April 26, 2005

10.21	Settlement Agreement and Release dated May 25, 2004 by and between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2004

10.22	Guaranty Agreement dated May 25, 2004 executed by Innovo Group Inc. on behalf of Innovo Azteca Apparel, Inc to and in favor of Blondie Rockwell, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 27, 2004

10.23	Letter Agreement dated September 1, 2004 by and between IP Holdings LLC and Innovo, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2004

10.24	Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of February 9, 2005	Exhibit 10.68 to the Annual Report on Form 10-K for the year ended November 27, 2004 filed on February 25, 2005

10.25	Separation Agreement by and between Innovo Group Inc. and Samuel J. Furrow, Jr.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 2, 2006

14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (included on page 54)	Filed herewith

31	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVO GROUP INC.

By:	/s/ Marc Crossman
Marc Crossman
Interim Chief Executive Officer, President and Chief Financial Officer

February 9, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Crossman, his attorney-in-fact, each with the power of substitution for him or any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Marc B. Crossman	Interim Chief Executive Officer	February 9, 2006
Marc B. Crossman	(Principal Executive Officer), President,
Chief Financial Officer
(Principal Financial Officer) and Director

/s/ Richard A. Quiroga	Vice President of Finance	February 9, 2006
Richard A. Quiroga	(Principal Accounting Officer)

/s/ Samuel J. Furrow	Chairman of the Board of Directors	February 9, 2006
Samuel J. Furrow

/s/ Samuel J. Furrow, Jr.	Director	February 8, 2006
Samuel J. Furrow, Jr.

/s/ Kelly Hoffman	Director	February 8, 2006
Kelly Hoffman

/s/ Suhail R. Rizvi	Director	February 7, 2006
Suhail R. Rizvi

/s/ Kent Savage	Director	February 9, 2006
Kent Savage

Innovo Group Inc. and Subsidiaries

i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 26, 2005 and November 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 26, 2005.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of Innovo Group Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 26, 2005 and November 27, 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 26, 2005 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Innovo Group Inc.’s internal control over financial reporting as of November 26, 2005, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 3, 2006

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	11/26/05	11/27/04

ASSETS
Current assets
Cash and cash equivalents	$628	$516
Accounts receivable and due from factor, net of allowance for customer credits and returns of $435 (2005) and $1,022 (2004)	68	2,208
Inventories , net	12,449	5,524
Due from related parties, net	2,781	1,747
Prepaid expenses and other current assets	116	384
Assets of discontinued operations	638	3,131
Total current assets	16,680	13,510

Property and equipment, net	487	270
Goodwill	20	12,592
Intangible assets, net	10,322	11,690
Other assets	87	81

Total assets	$27,596	$38,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,946	$3,243
Due to factor	2,985	—
Due to related parties	54	143
Convertible notes payable, net of discount	—	4,132
Note payable to officer	—	439
Current portion of related party long-term debt	1,677	673
Liabilities of discontinued operations	292	607
Total current liabilities	8,954	9,237

Related party long-term debt	7,085	8,627

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: 5,000 shares authorized, 0 shares issued and outstanding (2005) and194 shares issued and outstanding (2004)	—	—
Stockholders’ equity
Common stock, $0.10 par value: 80,000 shares authorized 33,414 shares issued and 33,302 outstanding (2005) and 29,266 shares issued and 29,189 outstanding (2004)	3,343	2,927
Additional paid-in capital	78,823	72,043
Accumulated deficit	(67,833)	(51,400)
Promissory note-officer	—	(703)
Treasury stock, 112 and 77 shares (2005) and (2004)	(2,776)	(2,588)
Total stockholders’ equity	11,557	20,279

Total liabilities and stockholders’ equity	$27,596	$38,143

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share data)

	Year ended
	11/26/05	11/27/04	11/29/03

Net sales	$108,590	$104,708	$69,103
Cost of goods sold	86,828	85,887	59,222
Gross profit	21,762	18,821	9,881

Operating expenses
Selling, general and administrative	22,482	23,050	15,816
Impairment loss of goodwill	12,572	—	—
Depreciation and amortization	1,550	1,535	1,112
	36,604	24,585	16,928
Loss from continuing operations	(14,842)	(5,764)	(7,047)
Interest expense	(1,590)	(1,334)	(976)
Other income (expense)	16	(19)	482
Loss from continuing operations, before taxes	(16,416)	(7,117)	(7,541)
Income taxes	13	15	52
Loss from continuing operations	$(16,429)	$(7,132)	$(7,593)

Loss from discontinued operations, net of tax	(4)	(2,444)	(724)

Net loss	$(16,433)	$(9,576)	$(8,317)

Earnings (loss) per common share - Basic
Loss from continuing operations	$(0.51)	$(0.25)	$(0.45)
Loss from discontinued operations	0.00	(0.09)	(0.04)
Loss per common share - Basic	$(0.51)	$(0.34)	$(0.49)

Earnings (loss) per common share - Diluted
Loss from continuing operations	$(0.51)	$(0.25)	$(0.45)
Loss from discontinued operations	0.00	(0.09)	(0.04)
Loss per common share - Diluted	$(0.51)	$(0.34)	$(0.49)

Weighted average shares outstanding
Basic	31,942	28,195	17,009
Diluted	31,942	28,195	17,009

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Promissory Note - former	Treasury	Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	officer	Stock	Loss	Equity

Balance, November 30, 2002	14,901	$1,491	$40,343	$(33,507)	$(703)	$(2,537)	$(19)	$5,068

Net loss	—	—	—	(8,317)	—	—	—	(8,317)
Foreign currency translation adjustment	—	—	—	—	—	—	(40)	(40)
Comprehensive loss	—	—	—	—	—	—	—	(8,357)
Proceeds from sale of stock, net	6,236	624	16,916	—	—	—	—	17,540
Treasury stock purchased	—	—	—	—	—	(51)	—	(51)
Compensation expense associated with options and warrants	—	—	101	—	—	—	—	101
Exercise of stock options	50	5	77	—	—	—	—	82
Exercise of warrants	4,598	459	1,640	—	—	—	—	2,099
Balance, November 29, 2003	25,785	2,579	59,077	(41,824)	(703)	(2,588)	(59)	16,482

Net loss	—	—	—	(9,576)	—	—	—	(9,576)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Comprehensive loss	—	—	—	—	—	—	—	(9,517)
Conversion of related party debt to common stock	3,125	313	12,188	—	—	—	—	12,501
Common stock registration related expense	—	—	(186)	—	—	—	—	(186)
Warrants issued in connection with
Convertible note financing	—	—	351	—	—	—	—	351
Compensation expense associated with options and warrants	—	—	88	—	—	—	—	88
Exercise of stock options	105	10	103	—	—	—	—	113
Exercise of warrants	251	25	422	—	—	—	—	447
Balance, November 27, 2004	29,266	2,927	72,043	(51,400)	(703)	(2,588)	—	20,279

Net loss	—	—	—	(16,433)	—	—	—	(16,433)
Payment of promissory note— former officer	—	—	—	—	703	—	—	703
Conversion of Convertible notes payable to common stock	2,560	256	4,129	—	—	—	—	4,385
Common stock registration related expense	—	—	(6)	—	—	—	—	(6)
Exercise of stock options	623	63	470	—	—	(188)	—	345
Exercise of warrants	965	97	2,187	—	—	—	—	2,284

Balance, November 26, 2005	33,414	$3,343	$78,823	$(67,833)	$—	$(2,776)	$—	$11,557

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	11/26/05	11/27/04	11/29/03

Net loss from continuing operations	$(16,429)	$(7,132)	$(7,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	182	167	121
Goodwill impairment loss	12,572	—	—
Loss on sale of property and equipment	—	329	9
Amortization of intangibles	1,368	1,368	991
Amortization of debt discount	253	98	—
Stock compensation expenses	—	88	101
Provision for uncollectible accounts	(587)	(991)	1,745
Changes in operating assets and liabilities:
Accounts receivable	2,727	(657)	(166)
Inventories	(6,925)	(257)	(2,676)
Prepaid expenses and other	261	1,350	(1,409)
Due to related parties	1,209	(3,550)	(4,930)
Other long term assets	—	—	(61)
Accounts payable and accrued expenses	485	(1,504)	3,220
Net cash used in continuing activities	(4,884)	(10,691)	(10,648)
Net cash (used in) provided by discontinued operations	(68)	82	555
Net cash used in operating activities	(4,952)	(10,609)	(10,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	6
Proceeds from investment in real estate	—	—	1,013
Redemption of preferred shares	—	—	(798)
Purchases of property and equipment	(399)	(137)	(650)
Acquisition costs	—	—	(62)
Net cash used in continuing activities	(399)	(137)	(491)
Net cash used in discontinuing operations	—	(34)	(245)
Net cash used in investing activities	(399)	(171)	(736)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	—	(51)
Payments on notes payables and long term debt	(538)	(68)	(662)
Proceeds from convertible note payable	—	4,385	—
Proceeds from (payments on) factor borrowing, net	2,985	(332)	324
Proceeds (payments) on note payable to officer, net	(439)	(61)	500
Proceeds from promissory note - former officer	703	—	—
Exercise of stock options	567	113	82
Exercise of warrants	2,284	447	—
Proceeds from issuance of stock, net of registration expense	(6)	(186)	17,540
Net cash provided by continuing activities	5,556	4,298	17,733
Net cash used by discontinuing operations	(93)	(95)	(74)
Net cash provided by financing activities	5,463	4,203	17,659

Effect of exchange rate on cash	—	59	(40)

NET CHANGE IN CASH AND CASH EQUIVALENTS	112	(6,518)	6,790

CASH AND CASH EQUIVALENTS, at beginning of period	516	7,034	244

CASH AND CASH EQUIVALENTS, at end of period	$628	$516	$7,034

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Business Description and Basis of Presentation

Innovo Group Inc.’s (Innovo Group) principal business activity involves the design, development and worldwide marketing of apparel products.  Innovo Group operates its consumer products business through two wholly-owned operating subsidiaries, Joe’s Jeans, Inc. (Joe’s) and Innovo Azteca Apparel, Inc. (IAA).

Innovo Group’s fiscal year end is the Saturday closest to November 30 based upon a 52 week period.  For fiscal years 2005, 2004 and 2003, the years ended on November 26, 2005, November 27, 2004 and November 29, 2003, respectively.  These fiscal year periods are referred to as fiscal 2005, fiscal 2004 and fiscal 2003, respectively, in the accompanying Notes to Consolidated Financial Statements.  Our quarterly periods consist of 13 week periods based on a Sunday to Saturday week.

Basis of Presentation

The accompanying financial statements have been prepared assuming that Innovo Group will continue as a going concern.  This basis of accounting contemplates the recovery of Innovo Group’s assets and the settlement of its liabilities in the ordinary course of conducting business.  Innovo Group uses cash generated from its credit financing arrangements and operations to fund capital expenditures and expenses, as well as to invest in and operate its existing operations.  Innovo Group has experienced losses from continuing operations of $16,429,000, $7,132,000 and $7,593,000 during fiscal 2005, 2004 and 2003, respectively.  During these same periods, Innovo Group used cash in continuing operating activities of $4,884,000, $10,691,000 and $10,648,000, respectively.

At November 26, 2005, Innovo Group conducted its annual impairment test of goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” management has determined that it is appropriate to record an impairment charge with respect to the goodwill associated with its private label business.  As a result, Innovo Group recognized an impairment charge for goodwill in the amount of $12,572,000.  See “Note 2 — Summary of Significant Accounting Policies - Impairment of Long-Lived Assets and Intangibles.”

In January 2006, Innovo Group announced that its Board of Directors decided to explore strategic initiatives related to its business and the expected hiring of an investment bank to assist in evaluating these initiatives, which may include the possible sale of some or all of its assets.  Due to continued losses, lack of growth in sales of certain of its apparel lines and in an effort to reduce expenses so that it can meet operational needs during 2006, Innovo Group intends to implement the following initiatives:

•      Sell and/or exit indie™ branded apparel line of business, which it expects will result in proceeds from the sale of remaining inventory at cost and reduce operating expenses as a result of exiting this branded apparel line.

•      Explore opportunities to sell and/or exit the private label apparel business, which it expects will reduce operating expenses associated with operating the private label apparel and reduce or eliminate the remaining note payable issued in connection with the original acquisition.

•      Focus efforts and resources on the profitability of Joe’s Jeans® branded apparel line, through increasing overall net sales as a result of the addition of the men’s denim line; growing in the international and domestic markets at a realistic rate based upon historical growth rate; increasing gross margins by outsourcing production of finished goods to a lower cost sourcing of product; improving the management of raw materials and inventory through implementation of better forecasting procedures; and selling, in the ordinary course of business, slow moving inventory to liquidators for cash proceeds.

•      Continue to manage and maintain the relationship with CIT Commercial Services, Inc,. a unit of CIT Group, or CIT, under existing factoring arrangements and inventory security agreements.

•      Manage capital expenditures to a level consistent with the plan to implement the above strategic initiatives.

Based on cash on hand, implementation of the projected strategic initiatives for fiscal 2006, and expected availability under the CIT financing facilities, management believes that it has the working capital and other resources necessary to meet its projected operational needs for the remainder of fiscal 2006.

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

Revenue Recognition

Revenues are recorded when title transfers to the customer, which is typically at the shipping point. Innovo Group records estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances which are based upon a percentage of sales.  Innovo Group also allows for returns based upon pre-approval or for damaged goods.  Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Shipping and Handling Costs

Innovo Group outsources its distribution functions to an affiliate of Commerce Investment Group LLC (Commerce) or, in certain cases, to other third party distributors. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases Innovo Group is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $370,000, $332,000, and $398,000, for fiscal 2005, 2004 and 2003, respectively, and are included in cost of goods sold.  Freight billed to customers that is included in Innovo Group sales for fiscal 2005, 2004 and 2003, were $321,000, $320,000 and $188,000, respectively.

Earnings (Loss) Per Share

Net earnings (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, “Earnings Per Share.”

Advertising Costs

Advertising costs are expensed as incurred, or, in the case of media ads, upon first airing.  Brochures and catalogues are capitalized and amortized over their expected period of future benefits, which is typically twelve months or less.

Capitalized costs related to catalogues and brochures are included in prepaid expenses and other current assets.  Amounts capitalized were $0 and $35,000 at November 26, 2005 and November 27, 2004, respectively.  Advertising expenses included in selling, general and administrative expenses were approximately $1,350,000, $873,000 and $965,000, for fiscal 2005, 2004 and 2003, respectively.

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

Innovo Group accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.  Accordingly, Innovo Group has not amortized goodwill in fiscal 2005, 2004 or 2003.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process.  The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized.  The second step is an allocation of the fair value of the reporting unit to all of the reporting unit’s assets and liabilities under a hypothetical purchase price allocation based upon internal estimates of expected cash flows associated with the private label business.

For fiscal 2005, Innovo Group recognized a total impairment charge for goodwill of approximately $12,572,000 related to its private label business.  Innovo Group determined that the fair value of its private label business was not adequate to sustain the amount of goodwill allocated to this line of operations and accordingly, recognized a permanent impairment loss as part of operating loss for fiscal 2005.  The principal factors that resulted in the impairment loss were the future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations.

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

Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising Innovo Group’s customer base.  However, for fiscal 2005 and fiscal 2004, $185,000 and $287,000, respectively, of total non-factored accounts receivable, (or 37% and 27%) were due from three customers.  Innovo Group does not require collateral for trade accounts receivable, and, therefore, is at risk for up to $503,000 and $1,054,000, respectively, if these customers fail to pay.  In addition, Innovo Group has credit risk with respect to $2,059,000 and $2,567,000 at November 26, 2005 and November 27, 2004, respectively, of accounts receivable which were factored where the factor did not accept the credit risk.  Innovo Group provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis.  The net carrying value approximates the fair value for these assets.  Such losses have historically been within management’s expectations.  Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

During fiscal 2005, 2004 and 2003, sales to customers representing greater than 10 percent of net sales are as follows:

	2005	2004		2003
American Eagle Outfitters	49%	60%		38%
Target	11%		*	12%

* Less than 10%.

Manufacturing, Warehousing and Distribution

Innovo Group purchases a significant portion of finished goods and obtains certain warehousing and distribution services from Commerce and its affiliates and obtains credit terms which Innovo Group believes are favorable.  The loss of Commerce as a vendor, or material changes to the terms, could have an adverse impact on the business.  Commerce and its affiliates are controlled by two stockholders of Innovo Group.

Innovo Group’s products are manufactured by contractors located in Los Angeles, Mexico, and to a limited extent, Europe and/or Asia, including Hong Kong and China.  Innovo Group has also historically used contractors in Korea, Turkey, Vietnam and India.  Products are distributed from Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by an affiliate of Commerce, Azteca Production International, Inc. or its affiliates, or Azteca.  The following table summarizes the manufacturing activities by our contractors by geographic area for the periods indicated:

	2005	2004

United States	23%	12%
Mexico	68%	79%
Europe	8%	3%
Asia	1%	6%

	100%	100%

Stock-Based Compensation

Through the end of fiscal 2005, Innovo Group accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”  Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, between the stock’s fair value and price to the employee on the date of grant.  SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS Statement No. 123, provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 and amends the disclosure requirement of SFAS No. 123.  Innovo Group has chosen to account for stock options using the intrinsic value method prescribed in APB No. 25 and related interpretations.  If Innovo Group had elected to recognize compensation cost for stock option based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share for fiscal 2005, 2004 and 2003, respectively, would have been as follows:

	Year ended
	(in thousands, except per share data)
	2005	2004	2003

Net loss as reported	$(16,433)	$(9,576)	$(8,317)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—	40
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards	5,048	949	921
Pro forma net loss	$(21,481)	$(10,525)	$(9,198)

Net loss per share
As reported - basic	$(0.51)	$(0.34)	$(0.49)
As reported - diluted	$(0.51)	$(0.34)	$(0.49)

Pro forma - basic	$(0.67)	$(0.37)	$(0.54)
Pro forma - diluted	$(0.67)	$(0.37)	$(0.54)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Estimated dividend yield.	0.00%	0.00%	0.00%
Expected stock price volatility	82-94%	74.00%	48.00%
Risk-free interest rate	3.99%	5.00%	5.00%
Expected life of options	4 yrs	4 yrs	4 yrs

The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the assumptions used in option valuation models are subjective and can materially impact fair value estimates.  Therefore, the actual value of stock options may differ materially to values computed under the Black-Scholes model.

In December 2004, the FASB issued SFAS No. 123(R) “Share Based Payment,” which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Innovo Group adopted SFAS No. 123(R) utilizing the “modified prospective” basis method on November 27, 2005, the beginning of its 2006 fiscal year.  A “modified prospective” method is where compensation cost is recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date.  Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a potential impact on Innovo Group’s results of operations, although it will have no impact on Innovo Group’s overall financial position.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Property and Equipment

Property and equipment are stated at the lesser of cost or fair value in the case of impaired assets.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets and includes capital lease amortization.  Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter.  Routine maintenance and repairs are charged to expense as incurred.  On sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included in the determination of net income (loss).

Income Taxes

Innovo Group accounts for income taxes using the asset and liability approach as promulgated by SFAS 109, “Accounting for Income Taxes.”  Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of Innovo Group’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settle.  Deferred income tax assets are reduced by a valuation allowance if, in the judgment of Innovo Group’s management, it is more likely than not that such assets will not be realized.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Discontinued Operations

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of its commercial rental property and its craft and accessory business segment separately as discontinued operations.

Other Recently Issued Financial Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap).  SFAS No. 151 requires that those items be recognized as current-period charges.  In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.  As such, Innovo Group plans to adopt these provisions for the annual reporting period beginning November 27, 2005.  Innovo Group does not believe that the adoption of SFAS 151 will have a material effect on its results of operations or consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154.  SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Innovo Group does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or consolidated financial position.

3.             Discontinued Operations

During fiscal 2004, Innovo Group made the decision to market for sale its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  On May 17, 2005, Innovo Group completed the sale of the assets of its craft and accessory segment of operations.  On January 31, 2006, Innovo Group sold one building for $210,000 and on January 26, 2006, Innovo Group auctioned the other three buildings for gross proceeds of $531,000 in the aggregate.  Innovo Group expects to receive net proceeds from the auction of these buildings in mid-February 2006.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of Innovo Group’s commercial rental property and Innovo Group’s craft and accessory business segment separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

2005
Cash and cash equivalents	$5	$—	$5
Accounts receivable	—	16	16
Prepaid expenses and other current assets	—	18	18
Property, Plant and Equipment, net	—	599	599
Assets of discontinued operations	$5	$633	$638

Accounts payable and accrued expenses	$—	$5	$5
Note payable	—	287	287
Liabilities of discontinued operations	$—	$292	$292

2004
Cash and cash equivalents	$166	$—	$166
Accounts receivable and due from factor, net of allowance for
customer credits and allowances of $250 (2004)	537	6	543
Inventories	1,730	—	1,730
Prepaid expenses and other current assets	25	9	34
Property, Plant and Equipment, net	59	599	658
Assets of discontinued operations	$2,517	$614	$3,131

Accounts payable and accrued expenses	$206	$21	$227
Note payable	—	380	380
Liabilities of discontinued operations	$206	$401	$607

The following table sets forth the loss from the discontinued operations of each period.

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

2005
Net sales	$2,491	$—	$2,491
Pre-tax loss	(258)	(120)	(378)
Gain on sale	374		374
Income taxes expense (benefit)	1	(1)	—
Discontinued operations, net of tax	$115	$(119)	$(4)

2004
Net sales	$16,957	$—	$16,957
Pre-tax loss	(1,550)	(909)	(2,459)
Income taxes expense (benefit)	(7)	(8)	(15)
Discontinued operations, net of tax	$(1,543)	$(901)	$(2,444)

2003
Net sales	$14,029	$—	$14,029
Pre-tax loss	(468)	(264)	(732)
Income taxes expense (benefit)	(18)	10	(8)
Discontinued operations, net of tax	$(450)	$(274)	$(724)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.  Included in the pre-tax losses from discontinued operations for fiscal 2004 is an asset impairment charge of $574,000 for the commercial real estate property and a loss of $94,000 for the abandonment of certain craft and accessory fixed assets.  The craft and accessory business segment also recorded an early facility termination expense of $61,000.

The property in Springfield has a note payable collateralized by a first deed of trust on the property and by an assignment of key-man life insurance on the former President of Innovo, Pat Anderson, in the amount of $1,000,000.  The loan bears interest at 2.75% over the lender’s prime rate per annum and requires monthly principal and interest payments of $9,900 through February 2008.  Innovo Group has repaid a portion of this loan from proceeds from the sale of one of the buildings and expects to repay the remainder when the proceeds from the auction are received in mid-February 2006.

4.             Inventories

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.  Inventories consisted of the following (in thousands):

	2005	2004

Finished goods	$10,907	$3,578
Work in progress	1,381	815
Raw materials	4,015	1,499
	16,303	5,892
Less allowance for obsolescence and slow moving items	(3,854)	(368)
	$12,449	$5,524

Innovo Group recorded charges to its inventory reserve allowance of $3,566,000, $0, and $3,788,000 in fiscal 2005, 2004 and 2003, respectively.

5.             Real Estate Transactions

During April 2005, Innovo Group executed a settlement agreement with the holders of its Series A Redeemable Cumulative Preferred Stock, or the Series A Shares and the Series A Holders, respectively.  Under the terms of the settlement agreement, Innovo Group redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty Inc. subsidiary, or IRI.  Further, the parties agreed to a release of all claims, whether alleged, known or unknown, and all of Innovo Group’s obligations in its Certificate of Designation for the Series A Shares.  The parties also agreed to a dismissal with prejudice for the lawsuit filed in August 2004 in the 393rd District Court of Denton County, Texas by the Series A Holders.  In connection with the settlement agreement, Innovo Group received a lump sum payment in the amount of approximately $100,000 and an indemnification for up to $50,000 for future tax liabilities from the past or future sale of any of the properties by the partnerships.  In addition, the Series A Holders agreed to a provision whereby if they receive net proceeds of more than approximately $8,602,000 from the sale of the properties, whether such sale is negotiated or the properties are actually sold during the 180 day period following execution of the settlement agreement, then Innovo Group is entitled to 30% of such proceeds.  No sales took place in that 180 day period to trigger the payment of additional proceeds to Innovo Group.  Finally, Innovo Group executed a similar release of all claims whether alleged, known or unknown, with certain of the other investors in the partnerships, who were not Series A Holders.  Innovo Group originally issued the Series A Shares in April 2002 in connection with its IRI subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.

Innovo Group has not given accounting recognition to the value of its investment in the limited partnerships, because it has determined that the asset was contingent and only had value to the extent that cash flow from the operations of the properties or from the sale of underlying assets was in excess of the 8% coupon and redemption of the Series A Preferred Shares.  Additionally, Innovo Group determined that the Series A Preferred Shares would not be accounted for as a component of equity as the shares were redeemable outside of its control.  No value has been ascribed to the Series A Preferred Shares for financial reporting purposes as Innovo Group would only be obligated to pay the 8% coupon or redeem the shares only if Innovo Group received cash flow from the limited partnerships adequate to make the payments.

Innovo Group included the quarterly management fee paid to IRI in other income (expense) using the accrual basis of accounting.  IRI recorded no income in fiscal 2005 and 2004 and $173,000 in fiscal 2003 from the quarterly sub-asset management fee.  During fiscal 2004 and 2005, IRI had no operating activity.

6.             Accounts Receivable

Accounts receivable consist of the following (in thousands):

	2005	2004

Non-recourse receivables assigned to factor	$7,089	$7,725
Recourse receivables assigned to factor	2,059	2,567
Total receivables assigned to factor	9,148	10,292
Allowance for customer credits and doubtful accounts	(863)	(336)
Net advances from factor	(11,270)	(8,116)

Due (to) from factor	$(2,985)	$1,840

Non-factored accounts receivable	503	1,054
Allowance for customer credits and doubtful accounts	(435)	(686)
Accounts receivable and due from factor, net of allowance	$68	$2,208

As of November 26, 2005 and November 27, 2004, there were $2,059,000 and $2,567,000, respectively, of client recourse receivables assigned to factor for which Innovo Group bears collection risk in the event of non-payment by the customers.  Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT.  Further, in the event its loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on its balance sheet as “Due to Factor.”

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT.  Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively referred to as the Factoring Facilities.  These Factoring Facilities give Innovo Group, through its operating subsidiaries, the ability to obtain advances against factored receivables for up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer and also allow Innovo Group to borrow up to 50% of the value of certain eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  In late January 2006, CIT informed Innovo Group that it was temporarily reducing Innovo Group’s ability to obtain advances under the Factoring Facilities to 80% of factored accounts receivable and placing a cap of $1,000,000 on the availability under the inventory security agreements.  While this has temporarily reduced Innovo Group’s cash availability, Innovo Group has been able to work within any temporary revised limits to satisfy CIT and restore its position and availability.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  During the first quarter of fiscal 2006, this personal guarantee by Mr. Furrow allowed Innovo Group the ability to obtain advances under the existing Factoring Facilities.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by Innovo Group or its subsidiaries, upon 60 days advanced written notice prior to the anniversary date of each of the respective agreements or earlier, provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of November 26, 2005, the Chase prime rate was 7.0%.

In addition, in the event Innovo Group needs additional financing, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for 0.125% of the face value with international and domestic suppliers, subject to availability on the inventory line of credit.

As of November 26, 2005, Innovo Group’s net loan balance with CIT was $11,270,000 of which $9,148,000 represented factored receivables with CIT.  Innovo Group had one open stand-by letter of credit outstanding in the amount of $500,000 and one letter of credit in the amount of $30,000.

7.             Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful lives (years)	2005	2004

Computer and equipment	2-7	$664	$325
Furniture and fixtures	3-7	169	109
Leasehold improvements	5	53	53
		886	487
Less accumulated depreciation and amortization		(399)	(217)
Net property and equipment		$487	$270

Depreciation expense aggregated $182,000, $167,000 and $121,000 for fiscal 2005, 2004 and 2003, respectively.

8.             Intangible Assets

Identifiable intangible assets resulting from acquisitions consist of the following (in thousands):

	2005	2004

Joe’s Jeans license rights, net of $232 and $184 accumulated amortization for 2005 and 2004, respectively	$248	$296
Private label customer relationship, net of $3,126 and $1,806 accumulated amortization for 2005 and 2004, respectively	10,074	11,394
	$10,322	$11,690

The identifiable intangible assets are amortized using the straight line method over a life of 10 years.  Amortization expense related to the license rights and private label customer relationship totaled $1,368,000, $1,368,000 and $991,000 for fiscal 2005, 2004 and 2003, respectively.  Aggregate amortization expense will be approximately $1,368,000, $1,368,000, $1,368,000, $1,368,000, $1,368,000 and $3,482,000 for fiscal years 2006, 2007, 2008 2009, 2010 and thereafter, respectively.

9.             Convertible Notes and Common Stock Purchase Warrants

During June and October 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $4,385,000 and up to an additional $989,000 in the event of exercise of all of the warrants.  The warrants expire in June and October 2009 and were exercisable immediately.  The convertible promissory notes bore interest at a rate of 7.5% per annum and had various maturity dates in June and October 2005.  Innovo Group paid interest only until the earlier of the maturity date, the conversion date or the date of prepayment.  During fiscal 2005, all convertible note holders elected to convert the principal balance into shares of Innovo Group’s common stock.  Innovo Group issued 2,559,937 shares of its common stock in connection with the conversions at an aggregate value of $4,385,000.  No convertible notes remained outstanding on November 26, 2005.

Innovo Group’s outstanding warrants pursuant to these agreements are as follows:

IIssued	Expiration	Exercise price	Issued	Outstanding as November 26, 2005

June 2004	June 2009	$1.53	125,000	125,000
June 2004	June 2009	$1.41	125,000	—
June 2004	June 2009	$1.35	62,500	—
October 2004	October 2009	$2.28	235,625	62,500
			548,125	187,500

10.          Long-Term Debt

Long-term debt consists of the following (in thousands):

	(in thousands)
	2005	2004

Promissory note to Azteca (Blue Concepts)	$8,762	$9,300
Less current maturities	1,677	673
Total long-term debt	$7,085	$8,627

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

Principal maturities of long-term debt, as of November 26, 2005 are as follows (in thousands):

2006	1,677
2007	1,781
2008	1,891
2009	2,007
2010	1,406
Total	$8,762

11.          Income Taxes

The provision (benefit) for domestic and foreign income taxes from continuing operations is as follows:

	Year ended (in thousands)
	2005	2004	2003

Current:
Federal	$—	$—	$—
State	13	58	35
Foreign	—	(43)	17
	13	15	52
Deferred:
Federal	(5,400)	(3,085)	5,720
State	—	—	—
Foreign	—	—	—
	(5,400)	(3,085)	5,720

Change in valuation allowance	5,400	3,085	(5,720)
Total	$13	$15	$52

The provision (benefit) for income taxes related to discontinued operations is $0 in fiscal 2005, $(15,000) in fiscal 2004 and $(8,000) in fiscal 2003.

The source of loss from continuing operations before the provision for taxes is as follows:

	Year ended (in thousands)
	2005	2004	2003

Federal	$(16,416)	$(6,362)	$(6,499)
Foreign	—	(755)	(1,042)
Total	$(16,416)	$(7,117)	$(7,541)

For fiscal years 2004 and 2003, Innovo Group’s foreign loss is derived from its operations in Japan and Hong Kong through its subsidiaries, Joe’s Jeans Japan, Inc. and Innovo Azteca Apparel Hong Kong.  These foreign entities ceased doing business in 2004 and have been dissolved.

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):

	2005	2004

Deferred tax assets:
Fixed assets basis difference	$298	$313
Allowance for doubtful accounts	502	481
Inventory valuation	1,542	295
Benefit of net operating loss carryforwards	9,057	9,693
Capital loss carryfowards	116	260
Goodwill and intangible assets	4,516	(11)
Other	652	252
Deferred tax assets	16,683	11,283
Valuation allowance	(16,683)	(11,283)
Net deferred tax assets	$—	$—

For continuing operations, the reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended (in thousands)
	2005	2004	2003

Computed tax provision (benefit) at the statutory rate	(34)%	(34)%	(34)%
State income tax	—	—	—
Foreign taxes in excess of statutory rate	—	—	—
Utilization of unbenefitted net operating loss carryforwards	—	—	—
Change in valuation allowance	34	34	34
	0%	0%	0%

Innovo Group has consolidated net operating loss carryforwards for federal purposes of approximately $22.9 million expiring through 2025.  As a result of a “changes in control” as defined in Section 382 of the Internal Revenue Code that is likely to have occurred in fiscal 2005, certain limitations may be placed on our net operating loss carryforwards.  Such limitation will have the effect of limiting the annual usage of the carryforwards in future years.  Additional changes in control in future periods could result in further limitations of Innovo Group’s ability to offset taxable income.  Management has determined that realization of the net deferred tax assets does not meet the more likely than not criteria.  As a result, a valuation allowance has been provided for.

12.          Stockholders’ Equity

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. As of November 26, 2005, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$4.50	200,000	June 2003	June 2008
$3.62	17,500	August 2003	August 2008
$4.00	373,333	November 2003	November 2008
$1.53	125,000	June 2004	June 2009
$2.28	62,500	October 2004	October 2009
	778,333

There were no additional warrants issued in fiscal 2005.

As of November 26, 2005, 5,943,963 shares of common stock of Innovo Group were reserved for the exercise of warrants, options and potential issuance of shares reserved for occurrence of certain future contingencies.

Stock-Based Compensation

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan (the 2000 Employee Plan).  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares of common stock that may be granted to employees, officers, directors and consultants.  The 2000 Employee Plan limits the number of shares that can be granted to any employee in one year to 1,250,000 and the total market value of common stock that becomes exercisable for the first time by any grantee during a calendar year.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors. On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan.

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

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan (the 2004 Incentive Plan), and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of options to 4,265,172 shares of common stock which may be granted to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee.  As of November 26, 2005, 1,495,172 shares remain available for issuance under the 2004 Incentive Plan.

The following summarizes option grants to members of the Board of Directors for the fiscal years 2002 through 2005:

	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows:

	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year	3,198,554	$1.93	2,384,836	$2.29	1,289,485	$2.05
Granted	1,625,000	4.12	1,145,000	1.59	1,330,768	2.74
Exercised	(699,591)	(1.25)	(105,000)	(1.08)	(50,000)	(1.64)
Forfeited	—	—	(226,282)	(4.49)	(185,417)	(3.93)
Outstanding at end of year	4,123,963	$2.91	3,198,554	$1.93	2,384,836	$2.29

Exercisable at end of year	3,984,380	$2.95	2,061,887	$2.09	1,686,673	$2.09

Weighted average per option fair value of options granted during the year		$2.62		$0.94		$1.21

Weighted average contractual life remaining		8.26 years		6.92 years		6.10 years

Exercise prices for options outstanding as of November 26, 2005 are as follows:

Number of options	Exercise price

102,564	$0.39
40,000	$1.00
60,982	$1.27 - $1.30
1,045,417	$1.55 - $1.67
100,000	$1.92
900,000	$2.22 - $2.60
1,000,000	$2.86
75,000	$4.50
800,000	$5.91

4,123,963

Earnings (Loss) Per Share

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended (in thousands, except per share data)
	2005	2004	2003

Basic Earnings per share Computation:
Numerator
Loss from continuing operations	$(16,429)	$(7,132)	$(7,593)
Loss from discontinued operations	(4)	(2,444)	(724)
Net loss	$(16,433)	$(9,576)	$(8,317)

Denominator:

Weighted average common shares outstanding	31,942	28,195	17,009

Earnings (loss) per Common Share - Basic
Loss from continuing operations	$(0.51)	$(0.25)	$(0.45)
Loss from discontinued operations	(0.00)	(0.09)	(0.04)
Net loss	$(0.51)	$(0.34)	$(0.49)

Diluted Earnings per share Computation:
Numerator
Loss from continuing operations	$(16,429)	$(7,132)	$(7,593)
Loss from discontinued operations	(4)	(2,444)	(724)
Net loss	$(16,433)	$(9,576)	$(8,317)

Denominator:

Weighted average common shares outstanding	31,942	28,195	17,009
Effect of dilutive securities:
Options and warrants	—	—	—
Convertible notes	—	—	—
Dilutive potential common shares	31,942	28,195	17,009

Earnings (loss) per Common Share - Dilutive
Loss from continuing operations	$(0.51)	$(0.25)	$(0.45)
Loss from discontinued operations	(0.00)	(0.09)	(0.04)
Net loss	$(0.51)	$(0.34)	$(0.49)

Potentially dilutive convertible notes, options and warrants in the aggregate of 4,902,296, and 7,623,448 in fiscal 2005 and fiscal 2004, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

13.          Commitments and Contingencies

Operating Lease Obligations

Innovo Group leases certain properties, buildings, office spaces, showrooms and equipment under various separate lease arrangements.  The leases generally contain renewal provisions and various provisions for escalation in rent.  Rental expense for the years ended November 26, 2005, November 27, 2004, and November 29, 2003, was approximately $602,000, $548,000 and $177,000, respectively, for continuing operations.

Innovo Group also utilizes space under a verbal month-to-month arrangement with Azteca, a related party, for its headquarters and principal executive offices.  Under this arrangement, Innovo Group pays to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.  Expenses for the fiscal years ended 2005, 2004 and 2003 under this arrangement were $1,039,000, $886,000 and $343,000, respectively.

Future operating lease obligations are as follows (in thousands):

2006	$544
2007	549
2008	540
2009	388
2010	7

$2,028

Advertising Commitments

Innovo Group has advertising commitments with certain parties for billboard advertisement in Los Angeles, California and advertising space on the tops of taxi cabs in New York City.  Advertising expenses included in selling, general and administrative expenses were approximately $1,350,000, $873,000 and $965,000, for fiscal 2005, 2004 and 2003, respectively.  Innovo Group’s advertising commitments for fiscal 2006 and fiscal 2007 are $1,143,000 and $47,000, respectively.

Letter of Credits

Innovo Group has a contingent liability for $530,000 in open letter of credits as of November 26, 2005.

Joe’s Jeans License Agreement and Design Fees

On February 7, 2001, in connection with the acquisition of the Joe’s Jeans license rights, Innovo Group entered into a ten- year license agreement that requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.  In addition, Joe Dahan, an employee and President of Joe’s Jeans Inc., was entitled to a 3% design fee on net sales associated with his assistance in designing apparel for the indie™ line.

Litigation

Innovo Group is involved from time to time in routine legal matters incidental to its business. In the opinion of Innovo Group’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

Contingent Issuance of Stock

Pursuant to an Asset Purchase Agreement, or APA, described in “Note 15 – Related Party Transactions” with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, Innovo Group may be obligated to issue up to an additional 1,041,667 shares upon the occurrence of certain future contingencies relating to Innovo Group’s stock price for the thirty day period prior to March 12, 2006.  Based on Innovo Group’s current stock price, Innovo Group expects to issue these shares in accordance with the terms of the APA entered into with the parties, which will not affect the cost of the acquisition.

14.          Segment Reporting and Operations by Geographic Areas

Segment Reporting

Innovo Group has only one segment of operations, apparel.  Historically, Innovo Group operated in two segments, apparel and accessories.  In May 2005, Innovo Group sold the remaining assets of its craft and accessories segment of operations, which activity has been classified as a “Discontinued Operations” and reported as such.

Operations by Geographic Areas

Information about Innovo Group’s operations in the United States and Asia is presented below.  Inter- company revenues and assets have been eliminated to arrive at the consolidated amounts.

	United States	Asia	Adjustments & Eliminations	Total
	(in thousands)

November 26, 2005

Net sales	$108,590	$—	$—	$108,590
Net intercompany sales	—	—	—	—
Total net sales	$108,590	$—	$—	$108,590
Loss from continuing operations	$(16,429)	$—	$—	$(16,429)
Total assets	$27,596	$—	$—	$27,596

November 27, 2004

Net sales	$104,708	$—	$—	$104,708
Net intercompany sales	—	—	—	—
Total net sales	$104,708	$—	$—	$104,708
Loss from continuing operations	$(7,132)	$—	$—	$(7,132)
Total assets	$38,143	$—	$—	$38,143

November 29, 2003

Net sales	$66,085	$3,018	$—	$69,103
Net intercompany sales	959	—	(959)	—
Total net sales	$67,044	$3,018	$(959)	$69,103
Loss from continuing operations	$(7,041)	$(1,093)	$541	$(7,593)
Total assets	$47,143	$713	$(1,491)	$46,365

15.          Related Party Transactions

Commerce Investment Group and affiliates

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

In July of 2003, under an asset purchase agreement, or APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the APA, IAA entered into a non-exclusive Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, or AZT, for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  Since that date, Innovo Group continues to utilize AZT as a supplier on a purchase order basis under similar terms.  Therefore, all purchase orders are listed under the heading “Purchase Order arrangement” in the chart below.  The APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  This earn-out royalty was additional consideration for the acquisition.

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

The following table represents charges from the affiliated companies pursuant to Innovo Group’s relationship with them as follows:

	(in thousands)
	2005	2004	2003
Supply agreement / Purchase order arrangements	$63,458	$67,812	$43,993
Distribution agreement		203	127
Verbal facilities agreement	1,038	886	343
Principal and interest payments on note payable	1,058	863	482
Earn-out due to Sweet Sportswear	1,323	1,566	694
Discontinued craft & accessories business segment Supply and Distribution agreement	639	3,019	3,741

As of November 26, 2005 and November 27, 2004, respectively, the balances due (to) or due from these related parties and certain of their affiliates are as follows:

	(in thousands)
	2005	2004

Commerce Investment Group	$5,667	$3,312
Sweet Sportswear, LLC	(3,079)	(1,755)
AZT International SA de CV	56	56
Owenslab Jean, LLC	61	61
Team Pro International	19	15
Blue Concepts, LLC/Yanuk	57	58
	$2,781	$1,747

The net aggregate balances due (to) Sweet Sportswear LLC and due from Commerce of $2,588,000 and $1,557,000 represent and include advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group as of November 26, 2005 and November 27, 2004, respectively.

Joe’s Jeans License

On February 7, 2001, Innovo Group acquired the license rights to the Joe’s Jeans label from JD Design, LLC (JD Design), along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of Innovo Group’s common stock and a warrant contingent on certain sales and gross margins which were not met and therefore, not eligible for exercise.

Additionally, Joe Dahan, the designer of the Joe’s Jeans line, joined Innovo Group as President of its newly formed and wholly owned subsidiary, Joe’s Jeans, Inc. and received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  These options were granted pursuant to the employment agreement and were exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% of net sales, with additional royalty amounts due in the event Innovo Group exceeds certain minimum sales and gross profit thresholds.  For fiscal 2005, fiscal 2004, and fiscal 2003, this amount totaled $999,000, $548,000 and $339,000, respectively.  Included in due to related parties on the balance sheet are accrued royalties of $54,000 and $143,000 for fiscal 2005 and fiscal 2004, respectively.

16.          Supplemental Cash Flow Information

	Year ended (in thousands)
	2005	2004	2003

Significant non-cash transactions
In fiscal 2005, the Company converted of its convertible notes payable into 2,560,000 shares of common stock	$4,385	$—	$—
In fiscal 2004, the Company converted of its related party long-term debt for 3,125,000 shares of common stock	—	12,500	—
Additional cash flow information
Cash paid during the year for interest	$1,467	$1,357	$1,008
Cash paid during the year for income taxes	32	66	89

17.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended November 26, 2005 and November 27, 2004, respectively:

2005

	Quarter ended (in thousands, except per share data)
	February 26	May 28	August 27	November 26

Net sales	$23,098	$29,398	$36,352	$19,742
Gross profit	4,888	7,241	8,532	1,101
Income (loss) from continuing operations , before taxes	(607)	432	1,481	(17,722)
Income taxes	9	9	3	(8)
Income (loss) from continuing operations	(616)	423	1,478	(17,714)
Discontinued operations, net of tax	(202)	282	(63)	(21)
Net Income (loss)	$(818)	$705	$1,415	$(17,735)
Net Income (loss) per share:
Basic
Earnings (loss) from continuing operations	$(0.02)	$0.01	$0.04	$(0.53)
Earnings (loss) from discontinued operations	(0.01)	0.01	0.00	(0.00)
	$(0.03)	$0.02	$0.04	$(0.53)

Diluted
Earnings (loss) from continuing operations	$(0.02)	$0.01	$0.04	$(0.53)
Earnings (loss) from discontinued operations	(0.01)	0.01	0.00	(0.00)
	$(0.03)	$0.02	$0.04	$(0.53)

2004

	Quarter ended (in thousands, except per share data)
	February 28	May 29	August 28	November 27

Net sales	$12,989	$25,546	$36,049	$30,124
Gross profit	1,997	2,460	7,516	6,848
Income (loss) from continuing operations , before taxes	(4,684)	(6,034)	2,296	1,305
Income taxes	33	(44)	11	15
Income (loss) from continuing operations	(4,717)	(5,990)	2,285	1,290
Discontinued operations, net of tax	(254)	(738)	(281)	(1,171)
Net Income (loss)	$(4,971)	$(6,728)	$2,004	$119
Net Income (loss) per share:
Basic
Earnings (loss) from continuing operations	$(0.18)	$(0.20)	$0.07	$0.04
Earnings (loss) from discontinued operations	(0.01)	(0.03)	0.00	(0.04)
	$(0.19)	$(0.23)	$0.07	$0.00

Diluted
Earnings (loss) from continuing operations	$(0.18)	$(0.20)	$0.07	$0.04
Earnings (loss) from discontinued operations	(0.01)	(0.03)	0.00	(0.04)
	$(0.19)	$(0.23)	$0.07	$0.00

18.          Employee Benefit Plans

On December 1, 2002, Innovo Group established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan.  All employees who have worked for Innovo Group for 30 consecutive days may participate in the Plan and may contribute up to 100% of their salary to the plan.  Innovo Group’s contributions may be made on a discretionary basis.  All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Innovo Group decides to do so.  Costs of the Plan charged to operations were $4,300, $8,000 and $20,000 for fiscal 2005, 2004 and 2003, respectively.

ITEM 16.2

Innovo Group Inc. and Subsidiaries

Schedule II

Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

Allowance for customer credits and allowances:
Year ended November 26, 2005	$1,022	2,367	(337)		(2,617)	$435
Year ended November 27, 2004	$2,013	4,724	(183	)(A)	(5,532)	$1,022
Year ended November 29, 2003	$236	1,777	—		—	$2,013

Allowances for inventories:
Year ended November 26, 2005	$368	3,566	—		(80)	$3,854
Year ended November 27, 2004	$3,833	—	—		(3,465)	$368
Year ended November 29, 2003	$45	3,788	—		—	$3,833

Allowance for deferred taxes:
Year ended November 26, 2005	$11,283	5,400				$16,683
Year ended November 27, 2004	$8,198	3,085				$11,283
Year ended November 29, 2003	$13,918	(5,720)	—		—	$8,198

(A) Uncollected receivables written off, net of recoveries