Form 10-K/A
period 2005-11-26
INNOVO GROUP INC
filed 2006-03-24
CIK 844143

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market, Inc. as of May 27, 2005, was approximately $134,533,958.56.

The number of shares of the registrant’s common stock outstanding as of March 24, 2006 was 33,301,787.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Innovo Group Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 26, 2005 filed with the Securities and Exchange Commission, or SEC, on February 9, 2006, or the Initial Report, to amend the Initial Report to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we would file with the SEC no later than March 27, 2006.

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

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 26, 2005, which includes our 2004 Stock Incentive Plan, our 2000 Employee Stock Incentive Plan and our 2000 Director Stock Incentive Plan. We no longer grant options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1):
2004 Incentive Plan	2,670,417	$3.14	1,495,172
2000 Employee Plan	1,250,000	$2.78	N/A	(2)
2000 Director Plan	203,546	$0.78	N/A	(2)
TOTAL	4,123,963	$2.91	1,495,172

(1)                                 See “2004 Stock Incentive Plan,” “2000 Employee Stock Incentive Plan” and “2000 Director Stock Incentive Plan” described herein.

(2)                               While there are shares available under both of these plans, as stated above, we will no longer grant options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan since the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

STOCK PLANS

2004 Stock Incentive Plan

Our 2004 Stock Incentive Plan, or 2004 Plan, is designed to enhance our ability to attract and retain officers, directors, employees and consultants of outstanding ability and to provide selected officers, employees, directors and consultants with an interest in us parallel to that of our stockholders. The 2004 Plan provides for the award of options, whether nonqualified or incentive, restricted common stock, restricted common stock units, performance shares, performance share units, purchases, share awards, stock appreciation rights or other awards based on the value of our common stock to our officers, employees, directors and consultants, as well as those officers, employees, directors and consultants of our subsidiaries, such as Joe’s Jeans, Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA. The 2004 Plan became effective on June 3, 2004, the date it was approved by our stockholders and continues in effect until June 3, 2014, unless earlier terminated by our Board of Directors. The 2004 Plan was amended on June 9, 2005 to increase the number of shares authorized for issuance pursuant to the 2004 Plan by 3,000,000 shares. Options granted under the 2004 Plan may be either “incentive stock options,” or ISOs, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, or “nonqualified stock options,” or NQSOs.

Subject to adjustment for certain corporate events, the total of the number of shares of common stock which are available for the grant of awards under the 2004 Plan is 4,265,172 shares of common stock; provided, that, for purposes of this limitation, any common stock subject to an option which is canceled or expires without exercise will again become available for award under the 2004 Plan. Upon forfeiture of awards in accordance with the provisions of the 2004 Plan and the terms and conditions of the award, such shares will again be available for subsequent awards under the 2004 Plan. Subject to adjustment, no employee will be granted, during any one (1) year period, options to purchase more than 1,250,000 shares of common stock, and the number of shares of common stock subject to any awards other than options or stock appreciation rights will not exceed 1,250,000 shares of common stock. Common stock available for issue or distribution under the 2004 Plan will be authorized and unissued shares or shares reacquired by us in any manner.

The Compensation and Stock Option Committee of our Board of Directors administers the 2004 Plan, or the Compensation Committee. For fiscal 2005, the Compensation Committee was comprised of Messrs. Rizvi, Factor and Sanfilippo. Currently, the Compensation Committee is currently comprised of Messrs. Rizvi, Hoffman and Savage, as a result of the resignation of Messrs. Factor and Sanfilippo from our Board of Directors. Mr. Rizvi serves as Chairman of the Compensation Committee. All past and present members of the Compensation Committee, Messrs. Rizvi, Factor, Hoffman, Sanfilippo and Savage are non-employee directors within the meaning of Rule 16b-3 as promulgated under Section 16 of the Securities Exchange Act of 1934, as amended, and are also outside directors within the meaning of Section 162(m) of the Code. The Compensation Committee (i) approves the selection of participants, (ii) determines the type of stock awards to be made to participants, (iii) determines the number of shares of common stock subject to awards, (iv) determines the terms and conditions of any awards granted there under (including, but not limited to, any restriction and forfeiture conditions on such awards) and (v) has the authority to interpret the 2004 Plan, to establish, amend, and rescind any rules and regulations relating to the 2004 Plan, to determine the terms and provisions of any agreements entered into there under, and to make all other determinations necessary or advisable for the administration of the 2004 Plan.

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

The aggregate fair market value (determined as of the date an ISO is granted) of stock with respect to which stock options intended to meet the requirements of Section 422 of the Code become exercisable for the first time by an individual during any calendar year under all of our plans and our subsidiaries may not exceed $100,000; provided further, that if the limitation is exceeded, the ISOs which cause the limitation to be exceeded will be treated as NQSOs. As of November 26, 2005, options to purchase up to 2,770,000 have been issued under our 2004 Plan and during fiscal 2005, previously issued options to purchase 99,583 shares of our common stock were exercised by option holders. Awards under the 2004 Plan are discretionary. Therefore, it is not possible to determine the benefits that will be received in the future by participants in the 2004 Plan.

2000 Employee Stock Incentive Plan

The 2000 Employee Stock Incentive Plan, or the 2000 Employee Plan, provided for the grant of options to our officers, employees and consultants and to our affiliates. Upon the approval of the 2004 Plan on June 3, 2004, we indicated that we would not make any further grants under the 2000 Employee Plan. The 2000 Employee Plan was adopted by our Board of Directors on March 12, 2000 and approved at the 2000 annual meeting of stockholders and amended at the annual meeting of stockholders held on May 22, 2003. Up to 3,000,000 shares of our common stock, subject to adjustment as provided in the 2000 Employee Plan, were originally authorized for issuance under the 2000 Employee Plan. As of November 26, 2005, options to purchase up to 1,250,000 remained outstanding under our 2000 Employee Plan and  during fiscal 2005, previously issued options to purchase 600,008 shares of our common stock were exercised or forfeited by option holders. The 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004. Options granted under the 2000 Employee Plan were either ISOs or NQSOs.

2000 Director Stock Incentive Plan

The purpose of the 2000 Director Stock Incentive Plan, or 2000 Director Plan, was to permit the granting of stock options to our Board of Directors who are not our employees at an exercise price less than market value at the date of grant in lieu of paying Board of Directors’ fees in cash, thereby advancing our interests by encouraging and enabling the acquisition of our common stock by our Board of Directors whose judgment and ability we rely upon for the attainment of our long-term growth and development. However, in addition to the grants, in fiscal 2003, we also paid all of our non-employee directors a cash fee in addition to this grant of stock options. Accordingly, the 2000 Director Plan intended to promote a close identity of interest among us, our Board of Directors, and our stockholders, as well as to provide a means to attract and attain well-qualified members of our Board of Directors. The 2000 Director Plan was adopted by our Board of Directors on September 13, 2000 and approved by our stockholders at the 1999 annual meeting of stockholders. An aggregate of 500,000 shares of our common stock, subject to adjustment, were authorized for issuance or delivery upon the exercise of options granted under the 2000 Director Plan. As of November 26, 2005, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan. During fiscal 2005, no options were exercised under the 2000 Director Plan. Upon the approval of the 2004 Plan on June 3, 2004, we indicated that we would not make any further grants under the 2000 Director Plan. The 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004. Options granted under the 2000 Director Plan are nonqualified stock options.

PART III

Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors and executive officers and their ages and positions as of March 24, 2006 are as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	65	Chairman of the Board of Directors	1998
Marc B. Crossman	34	Interim Chief Executive Officer, President, Chief Financial Officer and Director	1999
Richard A. Quiroga	46	Vice President of Finance	N/A
Samuel J. (Jay) Furrow, Jr.	32	Director	1999
Kelly Hoffman(1)(2)(3)	47	Director	2004
Suhail R. Rizvi(1)(2)(3)	40	Director	2003
Kent Savage(1)(2)(3)	44	Director	2003

(1)          Member of the Audit Committee

(2)          Member of the Compensation and Stock Option Committee

(3)          Member of the Nominating and Governance Committee

Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow-Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company-Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively. Mr. Furrow received his undergraduate and J.D. degree from the University of Tennessee. Sam Furrow is the father of our former Chief Executive Officer and Director, Samuel J. (Jay) Furrow, Jr.

Samuel J. (Jay) Furrow, Jr. has served as a member of our Board of Directors since January 1999. From July 2002 until January 2006, Mr. Furrow served as our Chief Executive Officer, from December 2000 until July 2002 as our President, from April 1999 until March 2003 as our Chief Operating Officer, from August 2000 until March 2003 as our Acting Chief Financial Officer, and from August 1998 until April 1999 as our Vice-President for Corporate Development and In-House Counsel. Mr. Furrow currently serves on the Board of Directors of Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of consumer electronics and VTV: Varsity Television, Inc., a television company and network dedicated to teenagers. Mr. Furrow received his J.D. degree from Southern Methodist University School of Law and his B.S. degree in Political Science from Vanderbilt University. Jay Furrow is the son of the Chairman of our Board of Directors, Samuel J. (Sam) Furrow.

Marc B. Crossman has served as our Interim Chief Executive Officer since January 2006, our Chief Financial Officer since March 2003, our President since September 2004 and a member of our Board of Directors since January 1999. From January 1999 until March 2003, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc., New York City, New York. From September 1997 until January 1999, Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation. Mr. Crossman received his B.S. degree in Mathematics from Vanderbilt University.

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

Kelly Hoffman has served as a member of our Board of Directors since June 2004. Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of VTV: Varsity Television, a television company and network dedicated to teenagers, since he founded the company in 1998. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico. From 1989 until 1991, Mr. Hoffman served in a similar position for Texakoma Financial, an oil and gas partnership that raised capital for acquisition of property in Texas, Louisiana and New Mexico. Prior to that, Mr. Hoffman served in various sales and marketing positions for PAZ Syndicate, a conglomerate based in Tel Aviv, Israel that owned diverse interests worldwide. Prior to that, Mr. Hoffman specialized in securing capital from investors for investment in various limited partnerships for the oil and gas industry for Paso Energy. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration.

Suhail R. Rizvi has served as a member of our Board of Directors since April 2003. Since 2004, Mr. Rizvi has served as founder and Chief Investment Officer of Rizvi|Traverse Management LLC and other related funds. Mr. Rizvi has over twenty years of private equity investing experience for his own account and as a fiduciary for institutional investors through various entities or funds as founder, principal or manager. Mr. Rizvi also serves as Chairman of the Board of Directors of AG Holdings, a diversified investment company with interests in various manufacturing companies. Mr. Rizvi also serves as a member of the Board of Directors for International Creative Management, Inc. a global talent and literary agency. Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania and sits on the Wharton Undergraduate Executive Board.

Kent Savage has served as a member of our Board of Directors since July 2003. Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of personal computers from January 2004 until June 2005. From September 2002 until February 2003, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI). From February 1999 until August 2001, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc. From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc. Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia’s Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

Other Significant Employees

Joe Dahan has served as the President and head designer for our Joe’s Jeans, Inc. subsidiary, or Joe’s, since its formation in February 2001. Mr. Dahan is responsible for the design, development and marketing of Joe’s products. From 1996 until 2001, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca. Azteca, which is owned by two of our stockholders, is one of the world’s largest manufacturers of denim related products. From 1989 until 1996, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator.

Elena Pickett has served as our Vice President of Sales since September 2005. From 2000 to 2005, Ms. Pickett served as the Director of Sales for wholesale apparel sales for Lucky Brand Jeans®, a division of Liz Claiborne Inc. From 1995 to 2000, Ms. Pickett served as the Sales Manager for the West Coast region for Just For Wraps, a junior apparel company based in Los Angeles. Prior to that, Ms. Pickett also held various sales positions at Pepe Clothing including West Coast Sales Manager for women’s denim.

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

To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such Code on a Form 8-K filed with the SEC within four business days following such amendment or waiver or on our website at www.innovogroup.com within four business days following such amendment or waiver. The information contained or connected to our website is not incorporated by reference into this Amendment No.1 and should not be considered a part of this or any other report that we file or furnish to the SEC.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or Exchange Act, is currently comprised of Messrs. Rizvi, Hoffman and Savage. Mr. Rizvi serves as Chairman of the Audit Committee. Currently, all Audit Committee members are “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Rizvi has also been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

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

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations that no Form 5s were required, we believe that during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis except as follows: 12 Form 4s for Paul Guez relating to 135 individual sale transactions were not timely filed.

ITEM 11.                                              EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information with respect to compensation for the years ended November 26, 2005, November 27, 2004 and November 29, 2003, respectively, paid to our former chief executive officer, our interim chief executive officer and our other most highly compensated executive officers as of November 26, 2005. In this Amendment No. 1, we refer to these individuals as our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation						Long Term Compensation Awards Securities Underlying Options (#)	All Other Compensation ($)
		Salary		Bonus		Other Annual Compensation ($)

Samuel J. Furrow, Jr.	2005	$347,000	(1)	$25,000	(2)(3)	$3,209	(4)	250,000	$25,000	(5)
Former Chief Executive	2004	280,770		50,000	(3)	3,209	(4)	250,000	10,577	(5)
Officer	2003	275,000		—		—		100,000	—

Marc B. Crossman	2005	$321,923	(6)	—	(2)	$12,403	(3)	250,000	—
Interim CEO, President	2004	275,000		—		12,403	(3)	200,000	—
and Chief Financial Officer	2003	275,000		—		12,000	(7)	1,000,000	—

Richard A. Quiroga	2005	$184,615	(8)	—		$12,403	(3)	100,000	$3,077	(9)
Vice President of	2004	49,038	(8)	—		4,134	(3)	100,000	—
Finance	2003	—		—		—		—	—

(1)         Mr. Furrow’s annual salary was increased to $400,000 from $300,000 after the June 9, 2005 meeting of the Compensation and Stock Option Committee. Mr. Furrow’s employment was terminated by our Board of Directors at its meeting on January 10, 2006 to be effective on January 20, 2006.

(2)       The Compensation and Stock Option Committee established, on June 9, 2005, a discretionary quarterly bonus program for the third and fourth quarters of fiscal 2005 for Mr. Furrow and Mr. Crossman, pursuant to which the Compensation Committee may, in its sole and absolute discretion, award, on a quarterly basis, a cash bonus to Mr. Furrow and Mr. Crossman, based upon factors as may be determined from time to time by the Committee at the time of grant. To date, no bonuses have been paid under this discretionary arrangement.

(3)       The Compensation and Stock Option Committee established, on September 3, 2004, a quarterly bonus program for Mr. Furrow, which awarded him with a quarterly bonus payment in the amount of $25,000 in the event that we generated a net income on a consolidated balance sheet basis as measured at the end of the immediately preceding fiscal quarter. Mr. Furrow was awarded a bonus payment for our performance in the third and fourth quarters of fiscal 2004; however, his fourth quarter bonus payment was made in March 2005, but is reported with his 2004 compensation. Mr. Furrow was awarded a bonus payment for our performance in our second quarter of fiscal 2005 that was paid in July 2005.

(4)         Represents amounts paid in connection with health insurance premiums in excess of health insurance benefits provided to other non-executive officers and employees for the year (or partial year of employment in the case of Mr. Quiroga).

(5)         Represents payout for accrued but unused vacation time for fiscal 2004 and 2005 at Mr. Furrow’s daily rate.

(6)         Mr. Crossman’s annual salary was increased to $375,000 from $275,000 after the June 9, 2005 meeting of the Compensation and Stock Option Committee. Mr. Crossman was appointed Interim CEO in January 2006.

(7)         This amount represents payments made in connection with relocation expenses.

(8)         Mr. Quiroga commenced employment with us on August 2, 2004 as our Vice President of Finance (Principal Accounting Officer) with an annual salary of $150,000. Mr. Quiroga’s annual salary was increased to $225,000 after the June 9, 2005 meeting of the Compensation and Stock Option Committee.

(9)       This amount represents our matching contributions to Mr. Quiroga’s contributions to our 401(k) Plan consistent with the matching contribution for all other participants.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have not entered into any employment or severance agreements with any of our Named Executive Officers. However, in connection with Mr. Crossman’s option agreement for his grant in May 2003, in the event of a change in control of the company, Mr. Crossman’s options granted prior to the adoption of the 2004 Plan, to the extent not otherwise exercisable, immediately become exercisable. As of March 25, 2005, all options have vested for Mr. Crossman that are subject to this change in control  provision. All options granted pursuant to our 2004 Plan contain a change in control provision, which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees.

Stock Option Grants

The following table sets forth the stock options we granted during the fiscal year ended November 26, 2005 to each of our named executive officers. We have never granted any stock appreciation rights.

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

Option Grants in the Fiscal Year Ended November 26, 2005

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
					Option Term (3)
					5% ($)	10% ($)
Samuel J. Furrow, Jr.	250,000	15.4%	$5.91	06/13/15	$930,000	$2,355,000

Marc B. Crossman	250,000	15.4%	$5.91	06/13/15	$930,000	$2,355,000

Richard A. Quiroga	100,000	6.2%	$2.22	08/04/15	$140,000	$354,000

(1)          The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the date the options were granted.

(2)          The total number of options granted to employees during the year ended November 26, 2005 was 1,625,000.

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

Fiscal Year End Option Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 26, 2005. In addition, the table sets forth the number of shares covered by unexercised stock options held by the Named Executive Officers as November 26, 2005, and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock and the market price of the shares subject to such option as of November 26, 2005.

Aggregated Option Exercises in Fiscal Year Ended November 26, 2005 and Fiscal Year End
Option Values

	Shares Acquired on Exercise	Value		Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In- the-Money Options at FY-End ($)(1)
Name	(#)	Realized ($)		Exercisable	Unexercisable	Exercisable	Unexercisable
Samuel J. Furrow, Jr.	108,834	$619,500	(2)	600,000	0	$0	$0

Marc B. Crossman	0	$0		1,493,515	0	$29,180	$0

Richard A. Quiroga	0	$0		162,500	37,500	$0	$0

(1)          Value of unexercised in-the-money options at fiscal year end is calculated based on a closing price per share of $1.36 for our common stock on November 26, 2005, as reported by the NASDAQ SmallCap Market, less the per share exercise price multiplied by the number of shares issuable upon exercise of the option.

(2)          Value realized is calculated at the difference between the fair market value of the common stock underlying the option and the exercise price per share at exercise. For purposes of this calculation, the fair market value of our common stock was $5.38 on May 27, 2005 and the exercise price per share of the option granted was $1.25. Pursuant to the option agreement, Mr. Furrow exercised his options to purchase 150,000 shares of our common stock and then irrevocably elected to have us withhold 41,666 shares at fair market value to pay his minimum tax withholding obligation.

401(k) Plan

On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan . All employees who have worked for us for thirty consecutive days may participate in the 401(k) Profit Sharing Plan and may contribute, subject to statutory limits, up to 100% of their salary to the plan. Our elective matching contributions may be made on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Administrative costs of the plan charged to operations were $4,300 for the year ended November 26, 2005, $8,000 for the year ended November 27, 2004 and $20,000 for the year ended November 29, 2003, respectively.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, the Compensation and Stock Option Committee of our Board of Directors, or Compensation Committee, was comprised of Messrs. Rizvi, Factor and Sanfilippo. Currently, our Compensation Committee is comprised of Messrs. Rizvi, Hoffman and Savage. The Compensation Committee is responsible for determining the salaries and incentive compensation of our executive officers and for providing recommendations for the salaries and incentive compensation of all other employees and consultants. The Compensation Committee also administers our benefit plans, including the 2004 Stock Incentive Plan. Mr. Rizvi serves as Chairman of the Compensation Committee. None of our past or current members of the Compensation Committee has served as an executive officer or employee of Innovo Group. In January of 2004, Mr. Furrow, one of our former executive officers and a member of our Board of Directors, became a member of the Board of Directors for VTV: Varsity Television, Inc., privately held television company and network dedicated to teenagers, of which Mr. Hoffman currently serves as its Chief Executive Officer. VTV does not have a separate compensation committee. Mr. Hoffman did not participate in any discussions related to compensation for Mr. Furrow during fiscal 2005. However, we do not believe that this relationship Mr. Hoffman affects Mr. Hoffman’s ability to act as an “independent” director.

Compensation of Directors

For fiscal 2005 and pursuant to our 2004 Stock Incentive Plan, each non-employee director received annual compensation each non-employee director received a grant of options to purchase up to 50,000 shares of our common stock at an exercise price of $5.91 per share. These options were vested in full on the date of grant and expire ten years from the date of grant. The exercise price was set at the fair market value of the common stock on the date of grant.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as of March 24, 2006 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 33,301,787 shares outstanding as of March 24, 2006. The address for the officers and directors is our corporate office located at 5804 East Slauson Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman Interim Chief Executive Officer, President, Chief Financial Officer and Director	1,537,015	(1)	4.62%

Richard A. Quiroga Vice President of Finance (Principal Accounting Officer)	187,500	(2)	*	%

Samuel J. (Sam) Furrow Chairman of Board of Directors Over 5% Stockholder	3,245,105	(3)	9.74%

Samuel J. (Jay) Furrow, Jr. Director	1,810,587	(4)	5.44%

Kelly Hoffman Director	58,750	(5)	*	%

Suhail R. Rizvi Director	112,692	(6)	*	%

Kent Savage Director	130,250	(7)	*	%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Azteca Production International, Inc. Over 5% Stockholder 5804 East Slauson Avenue Commerce, California 90040	4,348,575	(8)	13.06%

Guez, Paul Over 5% Stockholder 5804 East Slauson Avenue Commerce, California 90040	2,085,976	(9)	6.26%

Innavation LLC, Seymour Braun, Yardworth Mortgage Corp., and Praha Trust Over 5% Stockholder 110 East 59th Street, Suite 3201 New York, New York 10022	2,563,120	(10)	7.70%

Fidelity Small Cap Value Fund, FMR Corp. and Edward C. Johnson III 82 Devonshire Street Boston, MA 02109	1,679,580	(11)	5.04%

Raj Rajaratnam, Galleon Advisors, L.L.C., Galleon Management, L.L.C., Galleon Management, L.P., Galleon Communications Partners, L.P., Galleon Communications Offshore, LTD 135 East 57th Street, 16th Floor New York, NY 10022	2,084,502	(12)	6.26%

Par Investment Partners, L.P., Par Group, L.P., Par Capital Management, Inc., One International Place Suite 2401 Boston, MA 02110	3,057,800	(13)	9.18%

All directors and executive officers, as a group (7 persons)	7,081,899		21.27%

	(1)(2)(3)(4)(5)(6)(7)

*                                         Represents beneficial ownership of less than 1%.

(1)                                  Includes (i) 43,500 shares held for Mr. Crossman’s personal account; and (ii) 1,493,515 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman’s personal account.

(2)                                  Includes 187,500 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Quiroga’s personal account.

(3)                                  Includes (i) 3,083,598 shares held for the personal account of Sam Furrow; (ii) 15,300 shares held for the account of Mr. Furrow’s spouse; and (iii) 146,207shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow’s personal account. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse.

(4)                                  Includes (i) 1,210,587 shares held for the personal account of Jay Furrow; and (ii) 600,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for  Mr. Furrow’s personal account.

(5)                                  Includes (i) 5,000 shares held for the personal account of Mr. Hoffman; and (ii) 53,750 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman’s personal account.

(6)                                  Includes (i) 10,000 shares held for the account of R-2 Group Holdings LLC, a limited liability company which Mr. Rizvi serves as managing member; and (ii) 102,692 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi’s personal account. Mr. Rizvi disclaims beneficial ownership of such shares held for the account of R-2 Group Holdings LLC except to the extent of his pecuniary interest in such shares.

(7)                                  Includes (i) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (ii) 120,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage’s personal account. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

(8)                                  Includes (i) 1,793,521 shares held for the account of Azteca Production International, Inc., or Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercise sole voting and investment control; (ii) 1,513,387 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control; and (iii) 1,041,667 shares issuable to Azteca pursuant to the terms of the APA by June 10, 2006 which have not yet been issued.  Since these shares have not yet been issued, the person with voting and investment control has not yet been determined. This information is based upon a Schedule 13D/A filed with the SEC on October 7, 2005 and information from the terms of the APA.

(9)                                  Includes (i) 1,793,521 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez and as to which such shares Mr. Paul Guez exercises sole voting and investment control; (ii) 149,101 shares held for the account of S.H.D. Investments, LLC, a California limited liability company for which Mr. Paul Guez serves as President and as to which such shares Mr. Paul Guez exercises sole voting and investment control; and (iii) 143,354 shares held for the account of Integrated Apparel Resources, LLC, a California limited liability company jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises sole voting and investment control. This information is based upon a Schedule 13D/A filed with the SEC on October 7, 2005.

(10)                            Innavation, LLC, a Delaware limited liability company, is owned 85% by Yardworth Mortgage Corp., or Yardworth, a corporation organized under the laws of Aruba. The beneficial owner of Yardworth is Praha Trust, a trust organized under the laws of Canada. As sole trustee of Praha Trust, Mr. Seymour Braun has the right to vote all shares owned by Innavation, LLC. This information is based upon a Form 4 filed with the SEC on February 9, 2004.

(11)                        This information is based upon a Schedule 13G filed with the SEC on February 14, 2006. Fidelity Small Cap Value Fund, FMR Corp. and Edward C. Johnson III may be deemed to beneficially own 1,679,580 shares of our common stock.

(12)                        This information is based upon a Schedule 13G/A filed with the SEC on February 15, 2006. Raj Rajaratnam, Galleon Management, L.L.C., and Galleon Management, L.P. may be deemed to have shared voting and dispositive power over 2,084,502 shares and Galleon Advisors, L.L.C., Galleon Communications Partners, L.P., may be deemed to have shared voting and dispositive power over 404,500 shares and Galleon Communications Offshore, LTD may be deemed to have shared voting and dispositive power over 1,680,002 shares pursuant to various partnership and investment management agreements. Each of Raj Rajaratnam, and Galleon Management, L.P. Galleon Management, L.L.C., and Galleon Advisors, L.L.C. disclaim beneficial ownership of any of the securities covered in its Schedule 13G/A, except to the extent of any pecuniary interest therein.

(13)                        This information is based upon a Schedule 13G/A filed with the SEC on February 14, 2006. Par Investment Partners, L.P., Par Group, L.P., Par Capital Management, Inc. may be deemed to each have sole voting or dispositive power over the shares held for each account.

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

Commerce Investment Group and affiliates

We have developed a strategic relationship with certain of our stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, and Commerce Investment Group LLC, or Commerce. By virtue of this relationship, we have entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

In July of 2003, under an asset purchase agreement, or APA, with Azteca, Hubert Guez and Paul Guez, our IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO. Simultaneous with the APA, IAA entered into a non-exclusive Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, or AZT, for the purchase of denim products to be sold to AEO, which expired on July 17, 2005. Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%. Since that date, we continue to utilize AZT as a supplier on a purchase order basis under similar terms. Therefore, all purchase orders are listed under the heading “Purchase Order arrangement” in the chart below. The APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO. This earn-out royalty was additional consideration for the acquisition. In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21,800,000, or the Blue

Concept Note. The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period. The terms of the transaction further allowed us, upon shareholder approval obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price. On March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million. The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000. Under the terms of the APA, we are obligated to issue 1,041,667 additional shares by June 10, 2006 because the trading price of our common stock was below $3.00 for the period from February 10, 2006 until March 12, 2006. These shares have not been issued as of March 24, 2006.

We also utilize space under a verbal month-to-month arrangement with Azteca for our headquarters and principal executive offices. Under this arrangement, we pay to Azteca a monthly fee for allocated expenses associated with our use of office and warehouse space and expenses in connection with maintaining such office and warehouse space. These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

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

The net aggregate balances due (to) Sweet Sportswear LLC and due from Commerce of $2,588,000 and $1,557,000 represent and include advances against Commerce’s work in progress (WIP) based on purchase orders issued by us as of November 26, 2005 and November 27, 2004, respectively.

Joe’s Jeans License

On February 7, 2001, we acquired the license rights to the Joe’s Jeans label from JD Design, LLC, or JD Design, along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of our common stock and a warrant contingent on certain sales and gross margins which were not met and therefore, not eligible for exercise.

Additionally, Joe Dahan, the designer of the Joe’s Jeans line, joined our company as President of our newly formed and wholly owned subsidiary, Joe’s Jeans, Inc. and received an option, with a four-year term, to purchase 250,008 shares of our common stock at $1.00 per share, vesting over 24 months. These options were granted pursuant to the employment agreement and were exercised in full as of January 26, 2005. Under the terms of the license, we are required to pay a royalty of 3% of net sales, with additional royalty amounts due in the event we exceed certain minimum sales and gross profit thresholds which have expired. For fiscal 2005, fiscal 2004, and fiscal 2003, this amount totaled $999,000, $548,000 and $339,000, respectively. Included in due to related parties on the balance sheet are accrued royalties of $54,000 and $143,000 for fiscal 2005 and fiscal 2004, respectively. In October 2005, we entered into an amendment with JD Design that granted JD Design the right to exploit the Joe’s marks for children’s clothes in exchange for a 5% commission to us on net sales. We decided to release these rights, in part, because developing a collection of children’s clothes is currently not part of our strategic focus on our denim and denim-related apparel operations.

9000 Sunset Office Space Sublease

On March 3, 2006, our Audit Committee approved a related party transaction whereby we would be permitted to sublease, at our current rate, approximately 60% of our executive office space to an entity owned by Suhail Rizvi, one of our directors on a month-to-month basis. We believe that this transaction is in our best interest, as we attempt to reduce our expense associated with lease commitments.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended November 26, 2005 and November 27, 2004, E&Y billed the approximate fees as further described below.

Audit Fees

Fees for audit services totaled approximately $696,200 for the year ended November 26, 2005 and $480,500 for the year ended November 27, 2004, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents related to registration statements for equity issuances.

Audit-Related Fees

Fees for audit-related services totaled approximately $8,700 for the year ended November 26, 2005 and $12,000 for the year ended November 27, 2004. Audit related services principally included assistance with internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and assistance with audit committee meetings and board meetings.

Tax Fees

Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $112,500 for the year ended November 26, 2005 and $129,100 for the year ended November 27, 2004.

All Other Fees

There were no other fees for the years ended November 26, 2005 and November 27, 2004, respectively.

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

INNOVO GROUP INC.

	By:	/s/	Marc B. Crossman
Marc B. Crossman
Interim Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial Officer)

March 24, 2006