Form 10-Q
period 2006-02-25
INNOVO GROUP INC
filed 2006-04-06
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

(Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of April 6, 2006 was 33,301,787.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	02/25/06	11/26/05
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,059	$628
Accounts receivable and due from factor, net of allowance for customer credits and returns of $1,231 (2006) and $435 (2005)	1,623	68
Inventories, net	8,331	12,449
Due from related parties, net	—	2,781
Prepaid expenses and other current assets	299	116
Assets of discontinued operations	13	638
Total current assets	11,325	16,680

Property and equipment, net	494	487
Goodwill	20	20
Intangible assets, net	9,980	10,322
Other assets	135	87

Total assets	$21,954	$27,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,126	$3,946
Due to factor	—	2,985
Due to related parties, net	1,312	54
Current portion of related party long-term debt	1,703	1,677
Liabilities of discontinued operations	7	292
Total current liabilities	7,148	8,954

Related party long-term debt	6,650	7,085

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 80,000 shares authorized 33,414 shares issued and 33,302 outstanding	3,343	3,343
Additional paid-in capital	79,114	78,823
Accumulated deficit	(71,525)	(67,833)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	8,156	11,557

Total liabilities and stockholders’ equity	$21,954	$27,596

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share data)

	Three months ended
	02/25/06	02/26/05
	(unaudited)

Net sales	$21,929	$23,098
Cost of goods sold	18,182	18,210
Gross profit	3,747	4,888

Operating expenses
Selling, general and administrative	6,657	4,689
Depreciation and amortization	401	376
	7,058	5,065
Loss from continuing operations	(3,311)	(177)
Interest expense	(343)	(437)
Other income	4	7
Loss from continuing operations, before taxes	(3,650)	(607)
Income taxes	8	9
Loss from continuing operations	(3,658)	(616)

Loss from discontinued operations, net of tax	(34)	(202)
Net loss	$(3,692)	$(818)

Earnings (loss) per common share - Basic
Loss from continuing operations	$(0.11)	$(0.02)
Loss from discontinued operations	(0.00)	(0.01)
Loss per common share - Basic	$(0.11)	$(0.03)

Earnings (loss) per common share - Diluted
Loss from continuing operations	$(0.11)	$(0.02)
Loss from discontinued operations	(0.00)	(0.01)
Loss per common share - Diluted	$(0.11)	$(0.03)

Weighted average shares outstanding
Basic	33,302	29,427
Diluted	33,302	29,427

The accompanying notes are an integral part of these financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	02/25/06	02/26/05
	(unaudited )
Cash provided by (used in) continuing activities	$3,895	$(580)
Cash provided by (used in) discontinued operations	282	(106)
Net cash provided by (used in) operating activities	4,177	(686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(65)	(90)
Net cash used in continuing activities	(65)	(90)
Cash used in discontinued operations	—	—
Net cash used in investing activities	(65)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on factor borrowing	(2,985)	—
Payments on notes payables and long-term debt	(409)	—
Payments on note payable officer	—	(177)
Exercise of stock options	—	405
Exercise of warrants	—	69
Net cash (used in) provided by continuing activities	(3,394)	297
Cash used by discontinued operations	(287)	(32)
Net cash (used in) provided by financing activities	(3,681)	265

NET CHANGE IN CASH AND CASH EQUIVALENTS	431	(511)

CASH AND CASH EQUIVALENTS, at beginning of period	628	516

CASH AND CASH EQUIVALENTS, at end of period	$1,059	$5

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional		Promissory		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Note - former	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Officer	Stock	Equity

Balance, November 27, 2004	194	$—	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$20,279
Net loss			—	—	—	(818)	—	—	(818)
Conversion of Convertible notes to common stock			371	37	463	—	—	—	500
Exercise of stock options			414	41	364	—	—	—	405
Exercise of warrants			25	3	66	—	—	—	69

Balance, February 26, 2005 (unaudited)	194	$—	30,076	$3,008	$72,936	$(52,218)	$(703)	$(2,588)	$20,435

Balance, November 26, 2005	—	$—	33,414	$3,343	$78,823	$(67,833)	$—	$(2,776)	$11,557
Net loss	—	—	—		—	(3,692)	—		(3,692)
Stock-based compensation			—	—	291	—	—	—	291

Balance, February 25, 2006 (unaudited)	—	$—	33,414	$3,343	$79,114	$(71,525)	$—	$(2,776)	$8,156

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three months ended February 25, 2006 and February 26, 2005 and the related footnote information have been prepared on a basis consistent with Innovo Group’s audited consolidated financial statements as of November 26, 2005 contained in Innovo Group’s Annual Report on Form 10-K for the year ended November 26, 2005, or collectively, the Annual Report.  Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 25, 2006 are not necessarily indicative of the results anticipated for the entire year ending November 25, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.  Innovo Group has only one segment of operations - apparel.  Historically, Innovo Group operated in two segments - apparel and accessories.  In May 2005, Innovo Group sold the remaining assets of its craft and accessories segment of operations, operated under its Innovo Inc. subsidiary, and has classified and reported it as a “Discontinued Operation.” In November 2004, Innovo Group classified its subsidiary, Leaseall Management, Inc., or Leaseall, as a “Discontinued Operation” upon the decision to sell its former headquarters in Springfield, Tennessee that was used as a commercial rental property.  In February 2006, Innovo Group completed and received the proceeds from the sale of its commercial rental property.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.  Inventories consisted of the following (in thousands):

	02/25/06	11/26/05

Finished goods	$5,772	$10,907
Work in progress	1,406	1,381
Raw materials	4,059	4,015
	11,237	16,303
Less allowance for obsolescence and slow moving items	(2,906)	(3,854)
	$8,331	$12,449

NOTE 3 – RELATED PARTY TRANSACTIONS

As of February 25, 2006 and November 26, 2005, Innovo Group’s related party balance consisted of amounts due (to) or due from certain related parties, as further described below, as follows:

	(in thousands)
	2/25/2006	11/26/05

Commerce Investment Group and affliates	$(1,206)	$2,781
JD Design	(106)	(54)
Due (to) from related parties, net	$(1,312)	$2,727

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

The following table represents charges from the affiliated companies pursuant to Innovo Group’s relationship with them as follows:

	Three months ended (in thousands)
	2/25/06	2/26/05
Supply agreement / Purchase order arrangements	$9,895	$14,559
Earn-out due to Sweet Sportswear	138	276
Verbal facilities agreement	318	235
Principal and interest on note payable	539	106
Discontinued craft & accessories business segment Supply and Distribution agreement	—	310

Supply agreement/Purchase order arrangement

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, or AZT, for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.

Since the expiration of the supply agreement, Innovo Group continues to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms.  Innovo Group also utilizes AZT as a supplier on a purchase order basis for a certain portion of its other branded and private label apparel denim finished goods, including, its Joe’s Jeans® and indie™. These purchases as well as the purchases under the purchase order supply arrangement for AEO are all included as “Purchase order arrangement” transactions.  See “Note 12- Subsequent Events” for a discussion of the asset purchase agreement entered into that, if approved by Innovo Group’s stockholders, will allow a third party to assume certain liabilities owed to AZT and/or Azteca.

Earn-out due to Sweet Sportswear LLC

The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  See “Note 12- Subsequent Events” for a discussion of the asset purchase agreement entered into that, if approved by Innovo Group’s stockholders, will allow a third party to assume the future payments of this commitment.

Verbal facilities agreement

Innovo Group also utilizes space under a verbal month-to-month arrangement with Azteca for its headquarters and principal executive offices.  Under this arrangement, Innovo Group pays to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space.  These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities.

Principal and interest on note payable

Long-term debt consists of the following (in thousands):

	02/25/06	11/26/05

Promissory note to Azteca (Blue Concepts)	$8,353	$8,762
Less current maturities	1,703	1,677
Total long-term debt	$6,650	$7,085

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year unsecured, convertible promissory note in the original principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and required payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  The shares issued pursuant to the conversion were subject to certain contractual lock-up arrangements which have lapsed.  After the conversion, the Blue Concept Note was reduced to $9.3 million and a monthly payment of principal and interest in the amount of approximately $180,000 commenced on August 5, 2005 for repayment.  In addition, under the terms of the APA, Innovo Group is obligated to issue an additional 1,041,667 shares no later than June 10, 2006 as a result of the average stock price of Innovo Group’s common stock being less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  See “Note 12- Subsequent Events” for a discussion of the asset purchase agreement entered into that, if approved by Innovo Group’s stockholders, will allow a third party to assume the remaining principal balance of the Blue Concept Note.

Discontinued craft & accessories business segment

In August 2000, Innovo Group entered into a supply agreement and distribution agreement for its craft products with Commerce.  In connection with the sale of the craft inventory and certain other assets of its Innovo subsidiary in May 2005, the supply agreement and the distribution agreement were terminated.

Aggregate balances by entities

As of February 25, 2006 and November 26, 2005, respectively, the balances due (to) or due from these related parties and certain of their affiliates are as follows:

	(in thousands)
	2/25/2006	11/26/05

Commerce Investment Group	$1,866	$5,667
Sweet Sportswear, LLC	$(3,216)	$(3,079)
AZT International SA de CV	7	56
Owenslab Jean, LLC	61	61
Team Pro International	19	19
Blue Concepts, LLC/Yanuk	57	57
	$(1,206)	$2,781

The net aggregate balances due (to) Sweet Sportswear LLC and due from Commerce of $(1,350,000) and $2,588,000 represent and include advances against Commerce’s work in progress (WIP) based on purchase orders issued by Innovo Group as of February 25, 2006 and November 26, 2005, respectively.

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

Additionally, Joe Dahan, the designer of the Joe’s Jeans line and managing member of JD Design, joined Innovo Group as President of its newly formed and wholly owned subsidiary, Joe’s Jeans, Inc. Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  This option was exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales to JD Design.  In October 2005, Innovo Group granted JD Design the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products.  In addition, Innovo Group has a verbal arrangement to pay JD Design a design fee of 3% of net sales for assistance related to designs for its indie™ products.

For the three months ended February 25, 2006 and February 26, 2005, the following table sets forth royalties, fees and income related to JD Design.

	Three months ended (in thousands)
	2/25/06	2/26/05
Expense (income):
Joe’s Jeans royalty expense	$302	$156
indie Design fee	15	7
Children’s license, royalty income	(15)	—

NOTE 4 — LOSS FROM DISCONTINUED OPERATIONS

During fiscal 2004, Innovo Group made the decision to market for sale its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  On May 17, 2005, Innovo Group completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Innovo Group completed the sale of each of the four separate buildings that served as its former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000.  Innovo Group also paid off the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, Innovo Group received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  $2,000 of the promissory note has been included on Innovo Group’s balance sheet under “Other current assets” and $48,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying unaudited condensed consolidated financial statements reflect the results of operations and financial position of Innovo Group’s commercial rental property and Innovo Group’s craft and accessory business segment separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
February 25, 2006
Other receivables	$—	$13	$13
Assets of discontinued operations	$—	$13	$13

Accounts payable and accrued expenses	$—	$7	$7
Liabilities of discontinued operations	$—	$7	$7

November 26, 2005
Cash and cash equivalents	$5	$—	$5
Accounts receivable	—	16	16
Other current assets	—	18	18
Property, Plant and Equipment, net	—	599	599
Assets of discontinued operations	$5	$633	$638

Accounts payable and accrued expenses	$—	$5	$5
Note payable	—	287	287
Liabilities of discontinued operations	$—	$292	$292

The following table sets forth the loss from the discontinued operations of each period.

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total

Three months ended February 25, 2006
Net sales	$—	$—	$—
Pre-tax loss from operations	—	(50)	(50)
Gain on sale of assets	—	16	16
Income tax	—	—	—
Discontinued operations, net of tax	$—	$(34)	$(34)

Three months ended February 26, 2005
Net sales	$1,602	$—	$1,602
Pre-tax loss from operations	(140)	(64)	(204)
Income tax (benefit)	—	(2)	(2)
Discontinued operations, net of tax	$(140)	$(62)	$(202)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 5 – ACCOUNTS RECEIVABLE, FACTOR FINANCING AND DUE (TO) FACTOR

Accounts receivable consist of the following (in thousands):

	02/25/06	11/26/05

Non-recourse receivables assigned to factor	$9,198	$7,089
Recourse receivables assigned to factor	2,948	2,059
Total receivables assigned to factor	12,146	9,148
Allowance for customer credits and doubtful accounts	(748)	(863)
Net advances from factor	(9,887)	(11,270)

Due (to) from factor	$1,511	$(2,985)

Non-factored accounts receivable	595	503
Allowance for customer credits and doubtful accounts	(483)	(435)
Accounts receivable and due from factor, net of allowance	$1,623	$68

As of February 25, 2006 and November 26, 2005, there were $2,948,000 and $2,059,000, respectively, of client recourse receivables assigned to factor for which Innovo Group bears collection risk in the event of non-payment by the customers.  Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT.  Further, in the event its loan balance with CIT exceeds the face value of the receivables factored with CIT, Innovo Group records the difference between the face value of the factored receivables and the outstanding loan balance as a liability on its balance sheet as “Due to Factor.”

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT.  Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively with the factoring agreements referred to as the Factoring Facilities.  These Factoring Facilities give Innovo Group, through its operating subsidiaries, the ability to obtain advances against factored receivables for up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer, and also allow Innovo Group to borrow up to 50% of the value of certain eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  During fiscal 2006, this personal guarantee by Mr. Furrow allowed Innovo Group the ability to obtain advances under the existing Factoring Facilities.

In January 2006, CIT informed Innovo Group that it was temporarily reducing Innovo Group’s ability to obtain advances under the Factoring Facilities to 80% of factored invoices and placing a cap of $1,000,000 on the availability under the inventory security agreements.  As of March 27, 2006, Innovo Group has restored its availability with CIT.  Accordingly, Innovo Group is again able to obtain advances under the Factoring Facilities at 85% of factored invoices up to the $1,000,000 cap on availability under the inventory security agreement.  As of March 29, 2006, our daily availability with CIT was approximately $245,000 under the Factoring Facilities.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

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

The factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of February 25, 2006, the Chase prime rate was 7.5%.

In addition, in the event Innovo Group needs additional financing, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.125% of the letter of credit face value with international and domestic suppliers, subject to availability on the inventory line of credit.

As of February 25, 2006, Innovo Group had $12,146,000 of factored accounts receivable with CIT and a loan balance of $9,887,000.  Innovo Group had one open stand-by letter of credit outstanding in the amount of $500,000.

NOTE 6 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended (in thousands, except per share data)
	02/25/06	02/26/05

Basic Earnings per share Computation:
Numerator
Loss from continuing operations	$(3,658)	$(616)
Loss from discontinued operations	(34)	(202)
Net loss	$(3,692)	$(818)

Denominator:
Weighted average common shares outstanding	33,302	29,427

Loss per Common Share - Basic
Loss from continuing operations	$(0.11)	$(0.02)
Loss from discontinued operations	(0.00)	(0.01)
Net loss	$(0.11)	$(0.03)

Diluted Earnings per share Computation:
Numerator
Loss from continuing operations	$(3,658)	$(616)
Loss from discontinued operations	(34)	(202)
Net loss	$(3,692)	$(818)

Denominator:
Weighted average common shares outstanding	33,302	29,427
Effect of dilutive securities:
Options and warrants	—	—
Convertible notes	—	—
Dilutive potential common shares	33,302	29,427

Loss per Common Share - Dilutive
Loss from continuing operations	$(0.11)	$(0.02)
Loss from discontinued operations	(0.00)	(0.01)
Net loss	$(0.11)	$(0.03)

Potentially dilutive convertible notes, options and warrants in the aggregate of 4,902,296 and 6,853,066 on February 25, 2006 and February 26, 2005, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

NOTE 8 – INCOME TAXES

Innovo Group’s income tax expense for the three months ended February 25, 2006 and February 26, 2005, respectively, represents estimated state income and franchise tax expense.  For the 2006 period, Innovo Group recorded $8,000 of income tax.  For the 2006 and 2005 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

In April 2002, Innovo Group issued 195,295 shares of $100, 8% Series A Redeemable Cumulative Preferred Stock, or Series A Shares, to certain holders in connection with its Innovo Realty Inc., or IRI, subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.  The holders of the Series A Shares were the sellers of the apartment complexes.  As of February 26, 2004, there were approximately 194,000 shares outstanding.  In April 2005, Innovo Group executed a settlement agreement  with the holders of its Series A Shares and redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty, Inc. subsidiary.  No shares were outstanding as of November 26, 2005 and February 25, 2006, respectively.

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  As of February 25, 2006, options to purchase up to 1,250,000 remained outstanding under our 2000 Employee Plan.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expired ten years after the date of grant.  The exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  As of February 25, 2006, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance pursuant to the 2004 Incentive Plan to 4,265,172 shares of common stock which may be granted to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee.  As of February 25, 2006, 1,495,172 shares remain available for issuance under the 2004 Incentive Plan.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans.  While Innovo Group does not have a formal written policy detailing such issuance, Innovo Group requires that the option holder provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

The following table summarizes the stock option activity for all plans for the periods indicated:

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at February 25, 2006	4,123,963	$2.91	8.0	$59,487

Exercisable and vested at February 25, 2006	4,040,630	$2.94	8.0	$59,487

Weighted average per option fair value of options granted during the year		$0.00

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 27, 2004	3,198,554	$1.93
Granted	75,000	4.50
Exercised	(450,008)	(1.17)		$1,242,018
Expired	—	—
Forfeited	—	—
Outstanding at February 26, 2005	2,823,546	$2.12	7.8	$7,413,162

Exercisable and vested at February 26, 2005	2,118,962	$2.17	7.3	$5,472,610

Weighted average per option fair value of options granted during the year		$2.84

Information regarding stock options outstanding as of February 25, 2006 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of shares	Weighted- Average Exercise Price

$0.39	102,564	4.8	$0.39	102,564	$0.39
$1.00	40,000	6.2	$1.00	40,000	$1.00
$1.27 - $1.30	60,982	7.0	$1.28	60,982	$1.28
$1.55 - $1.67	1,045,417	8.5	$1.61	962,084	$1.61
$1.92	100,000	9.6	$1.92	100,000	$1.92
$2.22 - $2.60	900,000	7.6	$2.28	900,000	$2.28
$2.86	1,000,000	7.1	$2.86	1,000,000	$2.86
$4.50	75,000	9.0	$4.50	75,000	$4.50
$5.91	800,000	9.3	$5.91	800,000	$5.91

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan

Outstanding at November 26, 2005	4,123,963	2,670,417	1,250,000	203,546
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at February 25, 2006	4,123,963	2,670,417	1,250,000	203,546

Exercisable at February 25, 2006	4,040,630	2,587,084	1,250,000	203,546

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share Based Payment,” which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Innovo Group adopted SFAS No. 123(R) utilizing the “modified prospective” basis method on November 27, 2005, the beginning of its 2006 fiscal year.  A “modified prospective” method is where compensation cost is recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date.  Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for Innovo Group and prior periods have not been restated.  The net loss for the three months ended February 25, 2006 included a stock-based compensation charge of $291,000.  If Innovo Group had elected to recognize compensation cost for stock options based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the pro forma net loss and net loss per share for the three months ended February 26, 2005, would have been as follows:

Three months ended (in thousands, except per share data)
02/26/05

Net loss as reported	$(818)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards	382
Pro forma net (loss) income	$(1,200)

Net (loss) income per share
As reported - basic	$(0.03)
As reported - diluted	$(0.03)

Pro forma - basic	$(0.04)
Pro forma - diluted	$(0.04)

The total stock based compensation expense for the three months ended February 25, 2006 was $291,000.  Innovo Group also recorded a stock-based compensation charge of $213,000 related to the modification of certain stock options of our former CEO pursuant to his severance agreement.  Under the general terms and conditions of the option agreements granted pursuant to the 2004 Stock Incentive Plan, if the optionee’s Continuous Service (as defined in the 2004 Stock Incentive Plan) is terminated for any reason other than death or Disability or Cause (as defined in the 2004 Stock Incentive Plan), all vested options only remain exercisable for a period of three months following the termination date.  As a result of this prohibition on exercise after three months following an optionee’s termination date, under the severance agreement with Mr. Furrow, Innovo Group agreed to delete this provision in its entirety, thus giving Mr. Furrow the benefit of the full term of the option, or ten years from the date of grant, in which to exercise such options.  As of February 25, 2006, there was a total of $70,000 of unrecognized compensation costs related to shared-based compensation that will vest over the course of fiscal 2006 and accordingly, Innovo Group expects to recognize this $70,000 cost over the remainder of fiscal year 2006.  During the first quarter of fiscal 2006, Innovo Group did not issue any shares of its common stock in connection with the exercise of stock options or grant any employees any options to purchase shares of its common stock pursuant to the 2004 Stock Incentive Plan.

As a result of adopting Statement 123(R) on November 27, 2006, Innovo Group’s loss from continuing operations, loss before income taxes, net income and cash flow from operations for the three months ending are $291,000 higher than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As there were no exercises of options in the three months ended February 25, 2006, there was no effect on cash flow from financing activities or operations related to excess tax benefits as a result of adopting

Statement 123(R).  Basic and diluted loss per share for the three month ending February 25, 2006 would have been (0.10) if Innovo Group had not adopted Statement 123(R), compared to a reported basic and diluted loss per share of (0.11), as reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2005
Estimated dividend yield.	0.00%
Expected stock price volatility	82-94%
Risk-free interest rate	3.99%
Expected life of options	4 yrs

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

NOTE 10 – COMMITMENTS

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group.  Under the terms of the agreement, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which may be credited against a Transaction Fee (as defined in the Agreement), if any.  In the event that Innovo Group does not consummate a transaction or terminates the agreement early, Innovo Group is obligated to pay to Piper a termination fee of $200,000, in addition to the retainer fee previously paid.  This amount represents Innovo Group’s minimum commitment under the agreement.  Innovo Group is not required to pay any Transaction Fee for the sale of its indie™ product line or the private label business.  If a transaction is entered into during the term of the agreement or within a year after termination, then Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value.  Either party may terminate the agreement with or without cause upon ten (10) days advanced written notice to the other party.  Unless terminated earlier, the agreement automatically terminates on February 24, 2007.

NOTE 11 – SUBSEQUENT EVENTS

On March 31, 2006, Innovo Group and its IAA subsidiary entered into an Asset Purchase Agreement, or APA, with Cygne Designs, Inc., or Cygne.  Pursuant to the APA, Innovo Group agreed to sell to Cygne certain assets related to its private label apparel division.  These assets include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause.  In exchange for the purchased assets, Cygne has agreed to assume certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca under the Blue Concept APA (and as more fully described in “Note 3 – Related Party Transactions”), all other liabilities, excluding the original promissory note, owed in connection with the private label division to Azteca in excess of $1,500,000, all liabilities associated with our outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept APA.  The aggregate value of the assumed liabilities, which will represent the purchase price for the transaction, is approximately $10,437,000, and is subject to certain permitted adjustments related to the aggregate value of the liabilities that Innovo Group may owe to Azteca as of the closing date and payment of certain audit related fees.  Innovo Group intends to file a Preliminary Proxy Statement pursuant to Regulation 14A for an annual meeting of its stockholders to be held in mid-May 2006 to seek stockholder approval for its proposal to sell these assets pursuant to the APA, in addition to conducting its business related to an annual meeting.  Innovo Group cannot assure you that its stockholders will approve the sale of these assets, but Innovo Group believes that the transaction is in the best interest of the company and its stockholders.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report of Form 10-K for the year ended November 26, 2005, or collectively, the Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three month period ended February 25, 2006 and February 26, 2005, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three month periods ended February 25, 2006 and February 26, 2005.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of apparel products.  Our products consist of Joe’s Jeans®, other branded products, such as indie™, and private label denim and denim related products.  Joe’s is designed, developed and marketed by us internally pursuant to a license agreement and indie™ is a proprietary brand owned by our Joe’s Jeans subsidiary.  Our private label apparel products are outsourced to us from different customers, generally retail chains who desire to sell apparel products under their own brand name.  We currently provide private label apparel products to American Eagle Outfitters, Inc., or AEO, and Target Corporation, or Target.

We generally rely on third party manufacturers to manufacture our apparel products for distribution.  We sell our products to numerous retailers, which include major department stores, specialty stores and mass market retailers, distributors and private label customers around the world.

Our business is seasonal.  The majority of the marketing and sales activities take place from late fall to early spring.  The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters and our cash flow is strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Accordingly, our operational performance during the first fiscal quarter of our calendar year is historically weak for us and has, in the recent past, resulted in an operating loss.  For the first quarter of fiscal 2006, we had a loss from continuing operations of $3,658,000 compared to a loss from continuing operations for the first quarter of fiscal 2005 of $616,000.  The increase in our loss from continuing operations was primarily due to lower net sales from our private label and other branded label apparel products, a decrease in gross profit, off price sales to discounters with low or no gross margins, and continued write downs for certain inventory and fabric purchases as we implement better forecasting and planning procedures.

For 2006, we intend to capitalize on the growing Joe’s Jeans® brand and solidify its position in the consumer marketplace.  Since Joe’s Jeans was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs for denim and denim related apparel products.  By focusing our resources on our Joe’s Jeans® brand, we believe that we can position the brand as a resource for the fashion conscious consumer through the introduction of a women’s sportswear lifestyle collection and the launch of a men’s denim line, which had approximately $180,000 in net sales for the first quarter of fiscal 2006.  The ability for our Joe’s Jeans® brand to be profitable relies, in part, on our ability to (i) continue to increase our overall net sales for Joe’s, which grew 92% in the first quarter fiscal 2006 compared to the first quarter 2005, (ii) increase our gross margins, and (iii) improve the management of our inventory.  Our 92% growth in net sales of Joe’s Jeans® products included approximately $2,562,000 of sales of products sold at a discount in order to reduce higher than normal levels of inventory remaining at year end.  We had higher than normal levels of our Joe’s® inventory at year end due to a build up during the third and fourth quarters of fiscal 2005 in anticipation of sales during our fourth quarter.  However, we did not see reorders during our fourth quarter at the rate we expected and therefore, when coupled with the need to sell certain back pocket designs by March 31, 2006 in connection with our settlement agreement with Levi Strauss & Co., we had excess inventory in the first quarter of fiscal 2006.  This growth rate was higher than expected due to the planned clearance of this excess inventory.  There can be no assurance that our refocused efforts on our Joe’s Jeans® brand will result in overall profitability for us.  In the first quarter of fiscal 2006, our Joe’s® gross margins decreased by 10 percentage points to 29% compared to the first quarter of fiscal 2005 in connection with planned off-price sales to discounters with low or no gross margins or gross profit due to excess inventory at year end.  In addition, we recorded a reserve of $243,000 against certain excess fabric purchased to manufacture Joe’s Jeans® that was not used.  We expect that as we continue to improve our forecasting and planning procedures the impact, amount and significance of recording write downs and reserves will be lower in future periods.

Consistent with our intent to focus on our Joe’s Jeans® brand, in January 2006, our Board of Directors decided to explore strategic alternatives related to our business, including the possible sale of some or all of our assets and we announced our intention to sell or exit operations for our indie™ branded apparel products.  In addition, Marc Crossman, our President and Chief Financial Officer, was appointed to Interim Chief Executive Officer after the termination of our former Chief Executive Officer.  The decision to explore strategic alternatives was made in part, due to a decline we expected to see in sales of private label apparel products due to changes in customers’ sourcing strategy to utilize suppliers other than us.  Because we do not enter into long term contracts or firm order commitments with any of our customers, including our private label customers, a decision to utilize other suppliers for private label products could cause a decrease in sales, as we saw in the first quarter of fiscal 2006 with our 32% decrease in private label net sales.  On February 24, 2006, we engaged Piper Jaffray & Co. to advise us on strategic alternatives to enhance stockholder value, including but not limited to strategic acquisitions, a combination, sale or merger of us with another entity, and the raising of capital through the sale of securities or assets.  We cannot assure you that this process will result in a specific transaction or that this change will result in profitability for us, but we believe that exploring strategic alternatives is the best method to maximize the value of our existing assets.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion on our strategic alternatives and methods that we intend to employ to help fund our operating expenses and working capital for fiscal 2006.

Subsequent Events

Subsequent to the quarter ended February 25, 2006, we entered into several transactions in an effort to restructure and improve our operations as we plan to focus our efforts on design and sales for our Joe’s Jeans® branded apparel line.  On March 14, 2006, we announced that we entered into an agreement in the ordinary course of business with Pixior, LLC, a Los Angeles-based apparel distribution company, to outsource our product fulfillment services, which includes our warehousing, distribution and customer services needs for our branded apparel products.

On March 3, 2006, our Audit Committee approved a related party transaction whereby we would be permitted to sublease, at our current rate, approximately 60% of our executive office space located in West Hollywood, California to an entity owned by Suhail Rizvi, one of our directors on a month-to-month basis.  We believe that this transaction is in our best interest, as we attempt to reduce expenses associated with lease commitments.

On March 31, 2006, we entered into an Asset Purchase Agreement, or APA, with Cygne Designs, Inc., or Cygne.  Pursuant to the APA, we agreed to sell to Cygne certain assets related to our private label apparel division.  These assets include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause.  In exchange for the purchased assets, Cygne has agreed to assume certain liabilities associated with our private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca Production International, Inc. under the original asset purchase agreement pursuant to which we purchased our private label division assets, or the Blue Concept APA, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, all liabilities associated with our outstanding purchase orders and inventory schedules listed in the APA, and the obligation to continue to pay the earn out under the Blue Concept APA.  The aggregate value of the assumed liabilities, which will represent the purchase price for the transaction, is approximately $10,437,000, and is subject to certain permitted adjustments related to the aggregate value of the liabilities that we may owe to Azteca as of the closing date and payment of certain audit related fees.  In addition, we intend to file a Preliminary Proxy Statement pursuant to Regulation 14A for a meeting of our stockholders to be held in mid-May 2006 to seek stockholder approval for our proposal to sell these assets pursuant to the APA in addition to conducting our regular business related to an annual meeting.  We cannot assure you that our stockholders will approve the sale of these assets, but we believe that the transaction is in the best interest of the company and our stockholders.  We are selling these assets, in part, due to continuing overall operating losses we have experienced, declining net sales in our private label business, as well as our desire to reduce our liabilities to enhance stockholder value.  We do not believe that the future offers a significant upturn or potential for the private label business.  Rather than continuing to invest in our private label business, we have chosen to pursue other opportunities which we believe leverage both our expertise and our relationships with our customers and will offer greater growth potential.  See “Item 5 – Other Information” for a further discussion of the material terms of the APA for this transaction.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended (in thousands)
	02/25/06	02/26/05	$ Change	% Change
Net sales	$21,929	$23,098	$(1,169)	(5)%
Cost of goods sold	18,182	18,210	(28)	(0)%
Gross profit	3,747	4,888	(1,141)	(23)%
Gross margin	17%	21%

Selling, general & administrative	6,657	4,689	1,968	42%
Depreciation & amortization	401	376	25	7%
Loss from operations	(3,311)	(177)	(3,134)	1,771%

Interest expense	(343)	(437)	(94)	(22)%
Other income	4	7	(3)	(43)%
Loss from continuing operations, before taxes	(3,650)	(607)	(3,043)	501%

Income taxes	8	9	(1)	(11)%
Loss from continuing operations	(3,658)	(616)	(3,042)	494%

Loss from discontinued operations, net of tax	(34)	(202)	(168)	(83)%

Net loss	$(3,692)	$(818)	$(2,874)	351%

Comparison of Three Months Ended February 25, 2006 to Three Months Ended February 26, 2005

Three Months Ended February 25, 2006 Overview

For the three months ended February 25, 2006, or the first quarter of fiscal 2006, our net sales decreased to $21,929,000 from $23,098,000 for the three months ended February 26, 2005, or the first quarter fiscal 2005, a 5% decrease.  Our loss from continuing operations increased to $3,658,000 for the first quarter of fiscal 2006 compared to a loss from continuing operations of $616,000 for the first quarter of fiscal 2005.

The primary reasons for the increase in our loss from continuing operations from the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 were the following:

•                  A decrease of $527,000 in net sales from our other branded apparel lines due to our decision to terminate certain branded apparel lines;

•                  A decrease of $5,487,000 in net sales and a corresponding decrease in gross profit from our private label apparel division;

•                  A negative gross profit of $1,092,000 in our other branded apparel products due to a  write down of approximately $1,139,000 of existing indie™ inventory and future inventory purchase commitments and higher than expected returns and allowances;

•                  An increase of $1,968,000 in our SG&A expenses, namely, due to increases in employee related expenses, advertising expenses and incurring severance related expenses and recognition on stock-based compensation in compliance with Statement 123(R); and

•                  An increase of $25,000 in depreciation and amortization expenses.

Our loss from continuing operations was partially offset by an increase of $4,845,000, or 92%, in net sales from our Joe’s Jeans® branded apparel line during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Three months ended (in thousands)
	02/25/06	02/26/05	Change	% Change
Net Sales
Joe’s Jeans	$10,087	$5,242	$4,845	92%
Other branded	340	867	(527)	(61)%
Private label	11,502	16,989	(5,487)	(32)%

	$21,929	$23,098	$(1,169)	(5)%

Gross Profit
Joe’s Jeans	$2,912	$2,055	$857	42%
Other branded	(1,092)	440	(1,532)	(348)%
Private label	1,927	2,393	(466)	(19)%

	$3,747	$4,888	$(1,141)	(23)%

Gross Margin
Joe’s Jeans	29%	39%
Other branded	(321)%	51%
Private label	17%	14%

Overall	17%	21%

Net Sales

Our net sales decreased to $21,929,000 for the first quarter of fiscal 2006 from $23,098,000 for the first quarter of fiscal 2005, a 5% decrease.  The primary reasons for the decrease in our overall net sales were due to:  (i) a decrease of $527,000, or 61%, in net sales of our other branded apparel lines; and (ii) a decrease of $5,487,000, or 32%, in net sales from our private label apparel.

Joe’s Jeans®

Our net sales of our Joe’s branded apparel increased to $10,087,000 for the first quarter of fiscal 2006 from $5,242,000 for the first quarter of fiscal 2005, a 92% increase.  Our 92% growth in net sales of Joe’s Jeans® products included approximately $2,562,000 of sales of products sold at a discount in order to reduce higher than normal levels of inventory remaining at year end.  Therefore, this growth rate was higher than expected due to the planned clearance of this excess inventory.  The increase can also be attributed to continued brand acceptance for our Joe’s Jeans® products in the marketplace by retailers and customers.  International net sales of our Joe’s Jeans® products decreased to $653,000 in the first quarter of fiscal 2006 from $1,229,000 in the first quarter of fiscal 2005, or a 47% decrease.  Domestic sales increased to $9,428,000 in the first quarter of fiscal 2006 from $4,013,000 in the first quarter of fiscal 2005, or a 135% increase, which included $2,562,000 of sales of products sold at a discount, which we do not expect to recur in future periods.  We believe that international sales decreased in part, due to our focus on our domestic business and our decision to fill domestic orders before international orders.  In addition, we had approximately $180,000 in net sales attributable to our men’s product line, which we first began shipping in the first quarter of fiscal 2006 and $15,000 of royalty income associated with approximately $300,000 in net sales of Joe’s® children’s branded apparel line.  In October 2005, we granted to JD Design the right to the children’s branded apparel line under an amendment to our master license agreement.

Other Branded Apparel

Net sales of our other branded apparel for first quarter of fiscal 2006 was represented by net sales from our indie™ products.  For the first quarter of fiscal 2005, our other branded label products included indie™, Fetish™, Shago® and to a limited extent, Betsey Johnson®.  Our net sales of other branded label products decreased to $340,000 in the first quarter of fiscal 2006 from $867,000 in the first quarter of fiscal 2005, a 61% decrease, primarily due to: (i) limited sales and an estimated reserve for high returns and allowances related to our indie™ branded apparel line due to our announcement in January 2006 that we intended to sell and/or exit this product line; (ii) no meaningful sales related to Betsey Johnson® products in the first quarter of fiscal 2006 compared to $141,000 of sales in the first quarter of fiscal 2005; and (iii) $267,000 of sales in the first quarter of fiscal 2005 attributable to Fetish™ and Shago® branded apparel which we did not have in the first quarter of fiscal 2006.

Private Label Apparel

Private label apparel sales decreased to $11,502,000 during the first quarter of fiscal 2006 from $16,989,000 during the first quarter of fiscal 2005, a 32% decrease.  During the first quarter of fiscal 2006, our sales from private label apparel decreased due to changes in our customers’ sourcing strategy to utilize suppliers other than us.  Because we do not enter into long term contracts or firm order commitments with any of our customers, including our private label customers, a decision by one of our customers to utilize other suppliers for private label products could cause a significant decrease in our net sales, as we have seen in the first quarter of fiscal 2006.  As discussed in the “Subsequent Events” section above, on March 31, 2006, we entered into an Asset Purchase Agreement with Cygne to sell certain of these assets so that we can focus our resources on our best performing asset, our Joe’s Jeans® branded apparel line.

Gross Profit

Our gross profit decreased to $3,747,000 for the first quarter of fiscal 2006 from $4,888,000 for the first quarter of fiscal 2005, a 23% decrease.  Our overall gross margin decreased to 17% for the first quarter of fiscal 2006 from 21% for the first quarter of fiscal 2005, a 4 percentage point decline.  This overall gross margin decline for the first quarter of fiscal 2006 was primarily attributable to: (i) a decrease in our gross margins attributable to our Joe’s Jeans® branded apparel; and (ii) a negative gross profit of $1,092,000 in our other branded apparel products due to a write down of approximately $1,139,000 of certain remaining indie™ inventory and additional reserves taken for higher than expected returns and allowances as we plan to dispose of or exit this product line.  Our gross margin decrease was partially offset by a 3% increase in gross margins for our private label apparel products in the first quarter of fiscal 2006 from the first quarter of fiscal 2005 due to a higher percentage of private label sales from customers other than AEO, which has fixed gross margins of 15% under our former supply agreement and present purchase order arrangement with AZT International SA de CV, or AZT, as discussed in “Note 3 - Related Party Transactions” in our Notes to Condensed Consolidated Financial Statements.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $2,912,000 for the first quarter of fiscal 2006 from a gross profit of $2,055,000 for the first quarter of fiscal 2005, a 42% increase.  Our gross margin percentage for our Joe’s Jeans® brand decreased to 29% for the first quarter of fiscal 2006 from 39% for the first quarter of fiscal 2005, a 10 percentage point decrease.

The decrease in our Joe’s Jeans® branded apparel gross margin percentage was primarily due to (i) $2,562,000 of sales sold at a discount with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year end; and (ii) an additional reserve of $243,000 that we recorded against certain excess inactive fabric for the manufacture of Joe’s Jeans® identified in the first quarter of fiscal 2006.  At the end of our fourth fiscal quarter, we originally intended to use this fabric for the manufacture of Joe’s Jeans® products, however, in the first quarter of fiscal 2006, we modified our production plan so that this fabric was considered excess and inactive.  This change in planning resulted in the recording of the additional reserve of $243,000.

Other Branded Apparel

Gross profit for our other branded apparel decreased to a negative $1,092,000 for the first quarter of fiscal 2006 from a gross profit of $440,000 for the first quarter of fiscal 2005.  Our gross margin percentage for our other branded apparel decreased to a negative 321% for the first quarter of fiscal 2006 from 51% for the first quarter of fiscal 2005.  This decrease in gross profit for the first quarter of fiscal 2006 was due to a write down of approximately $1,139,000 of existing indie™ inventory and future purchase commitments related to this line.  This write down was the result of updated information regarding the estimated net realizable value of the inventory.  Our indie™ product line also experienced higher than expected returns and allowances in the first quarter of fiscal 2006.

Private Label Apparel

Private label apparel gross profit decreased to $1,927,000 for the first quarter of fiscal 2006 from a gross profit of $2,393,000 for the first quarter of fiscal 2005, a 19% decrease.  Private label gross margins increased to 17% for the first quarter of fiscal 2006 from 14% for the first quarter of fiscal 2005.  Our gross margins increased by 3 percentage points due to a higher mix of sales to retailers other than AEO, which carries a fixed gross margin of 15% under our former supply agreement and present purchase order arrangement with AZT.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $6,657,000 for the first quarter of fiscal 2006 from $4,689,000 for the first quarter of fiscal 2005, a 42% increase.

The SG&A increase in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is largely a result of the following factors: (i) the hiring of additional employees in design, sales, finance and administration and pre-production in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005; (ii) an increase in advertising expenses of $173,000 as a result of increased costs associated with billboard and taxi cab advertising for Joe’s® and production and printing costs associated with our Joe’s ® marketing brochure for use at tradeshows, by retailers and for media inquiries; (iii) a one-time expense of $613,000 incurred in connection with the severance agreement entered into with our former Chief Executive Officer in January 2006 for payment of severance, which includes a $213,000 stock based compensation expense related to an amendment to certain of his existing option agreements to extend the term of exercisability after termination of employment; (iv) an increase in stock based compensation expense of $78,000 associated with our adoption of SFAS Statement 123(R); (v) a increase in sample expenses of $312,000 due to increased costs associated with freight and production of Joe’s® samples to support the increase in net sales; and (vi) an increase in our facilities expenses of $128,000 primarily due to an increase in charges under our verbal arrangement with Azteca and customary increases in rent under our existing lease agreements.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $401,000 for the first quarter of fiscal 2006 from $376,000 for the first quarter of fiscal 2005, a 7% increase.  The increase was primarily attributable to greater depreciation and amortization costs associated with additional fixed assets purchased in the first quarter of fiscal 2006 or purchased subsequent to the first quarter of fiscal 2005.

Interest Expense

Our combined interest expense decreased to $343,000 for the first quarter of fiscal 2006 from $437,000 for the first quarter of fiscal 2005, a 22% decrease.  Our interest expense is primarily associated with: (i) $214,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs; (ii) $129,000 of interest expense incurred as a result of the $9,300,000 long-term note issued as a part of the purchase of the Blue Concept Division in July of 2003.  In the event our stockholders approve the sale of certain of our assets to Cygne at our annual stockholders’ meeting expected to be held in mid-May, 2006, Cygne will assume the liability of this note under the terms of the transaction.

Loss from Continuing Operations

We generated a loss from continuing operations of $3,658,000 for the first quarter of fiscal 2006 compared to a loss from continuing operations of $616,000 for the first quarter of fiscal 2005.  The increase in our loss from continuing operations for our first quarter of fiscal 2006 compared to the loss from continuing operations for our first quarter of fiscal 2005 is largely the result of the following factors:  (i) a decrease of $527,000 in net sales from our other branded apparel lines due to our decision to terminate certain branded apparel lines; (ii) a decrease of $5,487,000 in net sales and a corresponding decrease in gross profit from our private label apparel division; (iii) a negative gross profit of $1,092,000 in our other branded apparel products due to a  write down of approximately $1,139,000 of existing indie™ inventory and future inventory purchase commitments and higher than expected returns and allowances; (iv) an increase of $1,968,000 in our SG&A expenses, namely, due to increases in employee related expenses, advertising expenses and incurring severance related expenses and recognition on stock-based compensation in compliance with SFAS Statement 123(R); and (v) an increase of $25,000 in depreciation and amortization expenses.

Our loss from continuing operations was partially offset by an increase of $4,845,000, or 92% in net sales from our Joe’s Jeans® branded apparel line during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Discontinued Operations

During fiscal 2004, we made the decision to sell our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and to offer for sale the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed the sale of each of the four separate buildings that served as our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. We also paid off the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  $2,000 of the promissory note has been included on our balance sheet under “Other current assets” and $48,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

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

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Total
Three months ended February 25, 2006
Net sales	$—	$—	$—
Pre-tax loss from operations	—	(50)	(50)
Gain on sale of assets	—	16	16
Income tax	—	—	—
Discontinued operations, net of tax	$—	$(34)	$(34)

Three months ended February 26, 2005
Net sales	$1,602	$—	$1,602
Pre-tax loss from operations	(140)	(64)	(204)
Income tax (benefit)	—	(2)	(2)
Discontinued operations, net of tax	$(140)	$(62)	$(202)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Liquidity and Capital Resources

Our primary sources of liquidity are:  (i) borrowings from the factoring of accounts receivable and borrowing against inventory; and (ii) trade payables credit from vendors and related parties.  Cash provided by continuing operating activities was $3,895,000 for the first quarter of fiscal 2006 compared to $580,000 of cash used in continuing operations for the first quarter of fiscal 2005.  During the period, we used cash provided by continuing operating activities to purchase fixed assets, reduce our note payable and reduce the amounts owed under our factoring credit facilities.  Our cash balance was $1,059,000 as of February 25, 2006.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior management and from members of our Board of Directors.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers.  For the remainder of fiscal 2006, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based credit facilities with CIT; (ii) reducing operating expenses by carrying out our strategic initiatives, which includes a sale of some or all of our assets; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; (v) increasing collection efforts on existing accounts receivable; and (vi) potentially selling the remaining indie™ assets and inventory.

In January 2006, we announced that our Board of Directors decided to explore strategic initiatives related to our business and the hiring of an investment bank to assist us in evaluating these initiatives, which may include the possible sale of some or all of our assets.  Concurrent with this decision, Marc Crossman, our President and Chief Financial Officer was appointed to Interim Chief Executive Officer upon the decision by our Board of Directors to terminate our former Chief Executive Officer, Jay Furrow.  On February 24, 2006, we engaged Piper Jaffray & Co. to advise us on strategic alternatives to enhance stockholder value.  While exploring our strategic alternatives, we intend to capitalize on our best performing asset, our Joe’s Jeans® brand.  Our ability to fund our operating expenses and working capital during the remainder of fiscal 2006 is based upon the assumption that we accomplish the following:

•                  Seek stockholder approval to sell our private label apparel business pursuant to the APA entered into with Cygne, which, in exchange for the purchased assets, will reduce certain liabilities associated with our private label division, namely, the assumption by Cygne of (i) the remaining obligation under the original promissory note executed in favor of Azteca in the original purchase transaction, (ii) all liabilities that we may owe to Azteca in excess of $1,500,000, (iii) all liabilities associated with our outstanding purchase orders and inventory schedules listed in the APA, and (iv) the obligation to continue to pay the earn out under the Blue Concept APA.

•                  Exit our indie™ branded apparel line of business, which will slightly decrease some operating expenses and sell the remaining inventory to realize some proceeds.

•                  Enter into a sublease arrangement for our lease obligations for space in New York originally leased in connection with the launch and support of our Fetish™ and Shago branded apparel lines.

•                  Focus our efforts and resources on increasing the profitability of our Joe’s Jeans® branded apparel line, through increasing our overall net sales, which includes sales from the recent addition of a men’s denim line; growing in the international and domestic markets at a realistic rate based upon our historical growth rate for this brand; increasing our gross margins by outsourcing our production of finished goods to a lower cost sourcing partner; and improving the management of our inventory through implementation of better forecasting and planning procedures.

•                  Continue to manage and maintain our relationship with CIT under our factoring arrangements and inventory security agreements.

•                  Manage capital expenditures to a level consistent with our plan to implement the above strategic initiatives.

We rely on our availability under our accounts receivable factoring agreements and inventory security agreements, or the Factoring Facilities, with CIT as one of our primary methods to obtain the cash necessary for our operating needs.  These Factoring Facilities give us, through our operating subsidiaries, the ability to obtain advances against factored receivables for up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer, and also allow us to borrow up to 50% of the value of certain eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  In late January 2006, CIT informed us that it was temporarily reducing our ability to obtain advances under our Factoring Facilities to 80% of our factored invoices and placing a cap of $1,000,000 on our availability under our inventory security agreements.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  During fiscal 2006, this personal guarantee by Mr. Furrow allowed us to continue to obtain advances under our existing Factoring Facilities.

As of March 27, 2006, we restored our availability with CIT.  Accordingly, we are again able to obtain advances under the Factoring Facilities at 85% of factored invoices up to the $1,000,000 cap on availability under the inventory security agreement.  As of March 29, 2006, our daily availability with CIT was approximately $245,000 under the Factoring Facilities.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

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

The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate.  As of February 25, 2006, the Chase prime rate was 7.5%.

In addition, in the event we need additional financing, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.125% of the letter of credit face value with international and domestic suppliers, subject to our availability on our inventory line of credit.

We record our accounts receivable on the balance sheet net of accounts receivable factored with CIT.  In the event our loan balance with CIT exceeds the face value of the receivables factored with CIT, we record the difference between the face value of the factored receivables and the outstanding loan balance as a liability on our balance sheet as “Due to Factor.”

As of February 25, 2006, we had $12,146,000 of factored accounts receivable with CIT and a loan balance of $9,887,000.  We had one open stand-by letter of credit outstanding in the amount of $500,000.

Based on our cash on hand, the expected execution of strategic alternatives during fiscal 2006, including the approval of the sale of our private label assets by our stockholders and expected availability under our CIT financing facilities, we believe that we have the working capital resources necessary to meet our projected operational needs.  Management further believes that our overall losses associated with underperforming assets are being eliminated or reduced in a manner that will allow working capital to be used for growth, especially projected growth for our Joe’s Jeans® brand.

However, if we continue to have overall operating losses, we believe that it will be necessary to obtain additional working capital through debt or equity financings.  We believe that any additional capital, to the extent needed, may be obtained from the sales of equity securities or short-term working capital loans.  There can be no assurance that this or other financings will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	02/25/06	11/26/05
Promissory note to Azteca (Blue Concepts)	$8,353	$8,762
Less current maturities	1,703	1,677
Total long-term debt	$6,650	$7,085

Blue Concept Acquisition Note

In connection with the purchase of the Blue Concept Division from Azteca, IAA issued a seven-year convertible promissory note for $21,800,000, or the Blue Concept Note.  The Blue Concept Note bears interest at a rate of 6% and requires payment of interest only during the first 24 months and then is fully amortized over the remaining five-year period.  The terms of the transaction further allowed us, upon stockholder approval obtained on March 5, 2004, to convert a portion of the Blue Concept Note into equity through the issuance of 3,125,000 shares of our common stock valued at $4.00 per share, or the Conversion Price.  On March 5, 2004, the Blue Concept Note was reduced by $12.5 million to $9.3 million.  The reduction in the Blue Concept Note was determined by the product of the Conversion Price and 3,125,000, and the shares issued pursuant to the conversion are subject to certain lock-up periods. Under the terms of the Blue Concept APA entered into with the parties, we are obligated to issue am additional 1,041,667 shares of our common stock by June 10, 2006 due to the average stock price of our common stock being less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  The contingency related to the issuance of the additional 1,041,667 shares was based on future market price changes in our common stock under the Blue Concept APA when executed in July 2003 and the obligation to issue the additional shares did not relate to the performance of the assets acquired under the transaction.  The issuance of these additional shares will not result in an increase in the recorded cost of the assets originally acquired pursuant to the Blue Concept APA.

In the event that sales of the Blue Concept Division fell below $70 million during the first 17 month period, or Period I, following the closing of the acquisition, or $65 million during the 12 month period, or Period II following Period I, certain terms of the Blue Concept APA allow for a reduction in the purchase price through a decrease in the principal balance of the Blue Concept Note and/or the return of certain locked-up shares of our common stock.  Both periods have ended and the revenue targets for each period were met, resulting in no reduction in the purchase price.  In the event that our stockholders approve the sale of certain of these assets to Cygne at our annual stockholder meeting expected to be held in mid-May 2006, Cygne will assume the remaining liability of the Blue Concept Note.

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

While they involve less judgment, management believes that the other accounting policies discussed in “Note 2 – Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 26, 2005 are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The balance in the allowance for customer credits and other allowances was $1,231,000 and $435,000 for the periods ending February 25, 2006 and November 26, 2005, respectively.

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

For fiscal 2005, we recognized an impairment charge of $12,572,000 for goodwill related to our private label business.  We determined that the fair value of our private label business was not adequate to sustain the amount of goodwill allocated to this line of operations and accordingly, recognized a permanent impairment loss as part of operating income for fiscal 2005.  The principal factors that resulted in the impairment loss were the future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations.  On March 31, 2006, we entered into a definitive APA for the sale of certain of our assets from our private label division to Cygne.  We expect to conduct an annual meeting of our stockholders to approve this transaction in mid-May 2006.

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.  Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.  Reserves are also estimated for ongoing audits regarding Federal and state issues that are currently unresolved.  We routinely monitor the potential impact of these situations.  Based on management’s assessment, there has been no reduction of the valuation allowance.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, “Inventory Cost.”  This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap).  SFAS No. 151 requires that those items be recognized as current-period charges.  In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we plan to adopt these provisions for the annual reporting period beginning November 27, 2005.  We do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or consolidated financial position.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” for all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  We refer you to “Note 9 – Stock Compensation” of our Notes to Condensed Consolidated Financial Statements for a discussion on this recent accounting pronouncement.

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

Our products are manufactured by contractors located in Los Angeles, Mexico, and to a limited extent, Europe and Asia, including Hong Kong and China.  We have historically used contractors in other countries, such as Turkey, Korea, Vietnam and India.  Our products are then distributed out of Los Angeles or directly from the factory to the customer.  A substantial amount of our products manufactured in Mexico are manufactured by Azteca or its affiliates.

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 25, 2006, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are effective.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the first quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 26, 2005.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                    Defaults upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

(a)           On March 31, 2006, we entered into an Asset Purchase Agreement, or APA, with Cygne Designs, Inc., or Cygne.  The parties to the APA are Cygne, us and our IAA subsidiary.  Azeteca Productions International, Inc., or Azteca, is a party to certain ancillary agreements related to the APA because they are an interested party in the transaction.  IAA is our wholly owned subsidiary and was a party to the original Blue Concept APA.  Cygne is the designer, merchandiser and manufacturer of branded and private label women’s denim, casual, and career apparel with sales to retailers located in the Unites States.  Cygne’s principal executive offices are in New York, New York and it owns a manufacturing facility for the manufacture of non-denim private label garments in Guatemala.  On July 31, 2005, Cygne acquired certain assets of Diversified Apparel Resources, LLC (formerly named Commerce Clothing Company LLC), a limited liability company whose managing member and Chief Executive Officer is Hubert Guez, who is also one of our stockholders, a stockholder of Azteca and a party to the Blue Concept APA that we originally entered into for our purchase of the private label division from Azteca.  Mr. Guez beneficially owns, has the power to dispose or direct the disposition of, and to vote or direct the voting of shares, personally, through various trusts and Diversified, approximately 49% of the shares of Cygne’s common stock.

Pursuant to the APA, we agreed to sell to Cygne certain assets related to our private label apparel division.  These assets include the private label division’s customer list, the assumption of current workforce related to the private label division, the assumption of all existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause with Azteca.  In exchange for the purchased assets, Cygne has agreed to assume certain liabilities associated with our private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca under the Blue Concept APA, all other liabilities, excluding the original promissory note, owed in connection with the private label division to Azteca in excess of $1,500,00, all liabilities associated with our outstanding purchase orders and inventory schedules listed in the APA, and the obligations to continue to pay the earn out under the Blue Concept APA.  The aggregate value of the assumed liabilities, which will represent the purchase price for the transaction, is approximately $10,437,000, subject to certain permitted adjustments related to the aggregate value of liabilities we may owe to Azteca as of the closing date and payment of certain audit related fees.

The APA contains customary terms and conditions, including, among other things, indemnification provisions, representations and warranties and pre-closing and post-closing covenants.  The consummation of the transaction is subject to the approval by our stockholders of the APA and the sale of the private label assets to Cygne.  The APA requires that all conditions to closing be satisfied by June 30, 2006.  Further, both parties have rights to terminate the APA in certain events. There can be no assurance that the transaction, as described herein, will be completed.

We intend to file a Preliminary Proxy Statement pursuant to Regulation 14A for an annual meeting of our stockholders to be held in mid-May 2006 to seek stockholder approval for our proposal to sell these assets pursuant to the APA, in addition to conducting our regular business related to an annual meeting. We cannot assure you that our stockholders will approve the sale of these assets.  We have attached the APA as Exhibit 10.1 to this Quarterly Report on form 10-Q for the period ended February 25, 2006.  We encourage all of our stockholders to read the APA carefully and fully, as it is the legal document that governs this transaction.  The description contained herein of the APA and the transaction is not in any way intended to be a proxy solicitation pursuant to Rule 14a-12 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  A proxy statement expressing our and our Board’s position regarding the APA and the transaction will be forthcoming to our stockholders in accordance with Rule 14a-3 under the Exchange Act.

(b)           There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, including adoption of procedures by which our stockholders may recommend nominees to the our board of directors.

Item 6.                    Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Asset Purchase Agreement dated March 31, 2006 by and between Cygne Designs, Inc., Innovo Azetca Apparel, Inc. and Innovo Group Inc.	Filed herewith

31	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

April 6, 2006	/s/ Marc B. Crossman
Marc B. Crossman
Interim Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer) and Director

April 6, 2006	/s/ Richard A. Quiroga
Richard A. Quiroga
Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Asset Purchase Agreement dated March 31, 2006 by and between Cygne Designs, Inc., Innovo Azetca Apparel, Inc. and Innovo Group Inc.

31	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.