Form 10-Q
period 2006-05-27
INNOVO GROUP INC
filed 2006-07-06
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

N/A
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
Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of July 5, 2006 was 34,343,454.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	05/27/06	11/26/05
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$520	$560
Accounts receivable, net of allowance for customer credits and returns of $723 (2006) and $412 (2005)	620	60
Inventories, net	4,738	12,083
Due from related parties, net	—	2,781
Prepaid expenses and other current assets	546	96
Assets of discontinued operations	947	11,233
Total current assets	7,371	26,813

Property and equipment, net	477	428
Goodwill	20	20
Intangible assets, net	224	248
Other assets	135	87

Total assets	$8,227	$27,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,308	$3,859
Due to factor	225	2,855
Due to related parties, net	714	54
Liabilities of discontinued operations	71	9,271
Total current liabilities	4,318	16,039

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 80,000 shares authorized 34,455 shares issued and 34,343 outstanding (2006) and 33,414 shares issued and 33,302 outstanding (2005)	3,447	3,343
Additional paid-in capital	79,741	78,823
Accumulated deficit	(76,503)	(67,833)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	3,909	11,557
Total liabilities and stockholders’ equity	$8,227	$27,596

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except  per share data)

	Three months ended		Six months ended
	05/27/06	05/28/05	05/27/06	05/28/05
	(unaudited)		(unaudited)

Net sales	$9,787	$9,715	$20,214	$15,824
Cost of goods sold	6,556	5,457	15,163	9,071
Gross profit	3,231	4,258	5,051	6,753

Operating expenses
Selling, general and administrative	5,494	4,890	11,228	8,490
Depreciation and amortization	63	38	122	72
	5,557	4,928	11,350	8,562
Loss from continuing operations	(2,326)	(670)	(6,299)	(1,809)
Interest expense	(116)	(271)	(245)	(494)
Other income (expense)	(68)	—	(68)	7

Loss from continuing operations, before taxes	(2,510)	(941)	(6,612)	(2,296)
Income taxes	7	9	15	18
Loss from continuing operations	(2,517)	(950)	(6,627)	(2,314)

Income (loss) from discontinued operations, net of tax	(2,461)	1,655	(2,043)	2,201
Net income (loss)	$(4,978)	$705	$(8,670)	$(113)

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	$(0.08)	$(0.03)	$(0.20)	$(0.08)
Earnings (loss) from discontinued operations	(0.07)	0.05	(0.06)	0.07
Earnings (loss) per common share - Basic	$(0.15)	$0.02	$(0.26)	$(0.01)

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	$(0.08)	$(0.03)	$(0.20)	$(0.08)
Earnings (loss) from discontinued operations	(0.07)	0.05	(0.06)	0.07
Earnings (loss) per common share - Diluted	$(0.15)	$0.02	$(0.26)	$(0.01)

Weighted average shares outstanding
Basic	33,428	31,763	33,365	30,590
Diluted	33,428	31,763	33,365	30,590

The accompanying notes are an integral part of these financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	05/27/06	05/28/05
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used in) continuing activities	$2,767	$(3,701)
Cash provided by discontinued operations	601	389
Net cash provided by (used in) operating activities	3,368	(3,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(148)	(200)
Net cash used in continuing activities	(148)	(200)
Cash provided by (used in) discontinued operations	612	(26)
Net cash used in investing activities	464	(226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	(2,630)	527
Payments on note payable officer	—	(333)
Proceeds from promissory note - former officer	—	703
Exercise of stock options	—	566
Exercise of warrants	—	2,175
Payment of stock issuance expense	—	(2)
Net cash (used in) provided by continuing activities	(2,630)	3,636
Cash (used in) provided by discontinued operations	(1,242)	254
Net cash (used in) provided by financing activities	(3,872)	3,890

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40)	352

CASH AND CASH EQUIVALENTS, at beginning of period	560	312

CASH AND CASH EQUIVALENTS, at end of period	$520	$664

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Additional		Promissory		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Note - former	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Officer	Stock	Equity

Balance, November 27, 2004	194	$—	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$20,279
Net loss	—	—	—	—	—	(113)	—	—	(113)
Payment of promissory note - former officer	—	—	—	—	—	—	703	—	703
Redemption of preferred stock	(194)	—	—	—	—	—	—	—	—
Conversion of Convertible notes to common stock	—	—	2,459	246	3,909	—	—	—	4,155
Common stock registration related expense	—	—	—	—	(2)	—	—	—	(2)
Exercise of stock options	—	—	623	62	470	—	—	(188)	344
Exercise of warrants	—	—	917	92	2,083	—	—	—	2,175

Balance, May 28, 2005 (unaudited)	—	$—	33,265	$3,327	$78,503	$(51,513)	$—	$(2,776)	$27,541

Balance, November 26, 2005	—	$—	33,414	$3,343	$78,823	$(67,833)	$—	$(2,776)	$11,557
Net loss	—	—	—	—	—	(8,670)	—	—	(8,670)
Common stock issued to related party	—	—	1,041	104	(104)	—	—	—	—
Stock-based compensation	—	—	—	—	1,022	—	—	—	1,022

Balance, May 27, 2006 (unaudited)	—	$—	34,455	$3,447	$79,741	$(76,503)	$—	$(2,776)	$3,909

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended May 27, 2006 and May 28, 2005 and the related footnote information have been prepared on a basis consistent with Innovo Group’s audited consolidated financial statements as of November 26, 2005 contained in Innovo Group’s Annual Report on Form 10-K for the year ended November 26, 2005, or the Annual Report. Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA. All significant inter-company transactions have been eliminated. Currently, Innovo Group has only one segment of operations - apparel. Historically, Innovo Group operated in two segments - apparel and accessories.

As a result of the sale of assets related to certain areas of its operations, Innovo Group has reclassified and reported the following operating divisions of its various subsidiaries as “Discontinued Operations”:  (1) its craft and accessories division operated under its Innovo Inc. subsidiary, or Innovo, sold in May 2005; (2) its former headquarters in Springfield, Tennessee that was used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006; and (3) its private label apparel division operated by its IAA subsidiary and sold in May 2006. Continuing operations include the results of Innovo Group’s branded apparel business.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented. The results for the three and six months ended May 27, 2006 are not necessarily indicative of the results anticipated for the entire year ending November 25, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

NOTE 2 — INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

	05/27/06	11/26/05

Finished goods	$2,362	$10,396
Work in progress	1,111	1,381
Raw materials	2,957	4,015
	6,430	15,792
Less allowance for obsolescence and slow moving items	(1,692)	(3,709)
	$4,738	$12,083

NOTE 3 — SALE OF CERTAIN ASSETS OF PRIVATE LABEL APPAREL DIVISION

On March 31, 2006, Innovo Group and its IAA subsidiary entered into an Asset Purchase Agreement, or Cygne APA, with Cygne Designs, Inc., or Cygne. Pursuant to the Cygne APA, Innovo Group agreed to sell to Cygne certain assets related to its private label apparel division. These assets include the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca Production International, Inc., or Azteca, entered into under the original asset purchase agreement between IAA and Azteca. In exchange for the purchased assets, Cygne agreed to assume certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca under the original asset purchase agreement (and as more fully described in “Note 4 — Related Party Transactions”), certain other liabilities owed in connection with the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the Cygne APA, the obligation to continue to pay the earn-out under the original asset purchase agreement and the assumption of the liabilities related to the workforce of the private label division. The aggregate value of the assumed liabilities, which represented the purchase price for the transaction at the time of execution of the Cygne APA, was estimated to be $10,437,000, subject to certain permitted adjustments as of the closing date. On May 12, 2006, Innovo Group conducted its annual meeting of stockholders and its stockholders approved the sale of its private label apparel division pursuant to the Cygne APA. Immediately thereafter, Innovo Group and Cygne closed the transaction. No cash was transferred except each party was responsible for its respective transaction costs. The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and Innovo Group’s resulting loss on the sale of these assets (in thousands):

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (Liabilities assumed by buyer)	10,437

Net intangible asset - Customer relationship	9,469
Raw material inventory	3,360
Net book value of assts sold	12,829

Loss, before estimated transaction costs	2,392
Estimated transaction costs	141
Loss on sale of Private Label Apparel Division	$2,533

NOTE 4 —RELATED PARTY TRANSACTIONS

As of May 27, 2006 and November 26, 2005, Innovo Group’s related party balance consisted of amounts due (to) or due from certain related parties, as further described below, as follows:

	(in thousands)
	5/27/2006	11/26/05

Commerce Investment Group and affiliates	$(617)	$2,781
JD Design	(97)	(54)
Due (to) from related parties, net	$(714)	$2,727

Commerce Investment Group and affiliates

Innovo Group has a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca and Commerce Investment Group LLC, or Commerce. By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

The following table represents charges from the affiliated companies pursuant to Innovo Group’s relationship with them, including its discontinued operations, as follows:

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	5/27/06	5/28/05	5/27/06	5/28/05
Continuing operations
Purchase order arrangements	$1,534	$803	$1,950	$1,124
Verbal facilities agreement	90	79	227	133
Discontinued operations
Supply agreement / Purchase order arrangements	7,163	16,572	16,642	30,810
Earn-out due to Sweet Sportswear	106	409	244	684
Verbal facilities agreement	121	181	302	362
Principal & interest on note payable	548	140	1,087	245
Supply and Distribution agreement	—	329	—	639

Supply agreement/Purchase order arrangement

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO. Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, or AZT, for the purchase of denim products to be sold to AEO, which expired on July 17, 2005. Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%. Since the expiration of the supply agreement, Innovo Group continued to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms. Upon completion of the sale of IAA’s private label division to Cygne, as discussed in Note 3 above, Cygne assumed a portion of the amounts owed to AZT under this purchase order supply arrangement.

Due to this preexisting relationship with AZT as a supplier of finished goods, Innovo Group presently utilizes AZT as a supplier on a purchase order basis for its branded denim goods. Under this arrangement, Innovo Group advances the funds to purchase raw materials anticipated for production of its products, which primarily includes fabric. Innovo Group pays AZT for the production cost less credit for the advances on raw materials. Innovo Group purchases products in various stages of production from partial to completed finished goods. These purchases are included as “Purchase order arrangement” transactions under the “Continuing operations” heading.

Earn-out due to Sweet Sportswear LLC

The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO. Under the terms of the Cygne APA, Cygne assumed the future liability associated with this payment and accordingly, as of May 12, 2006, Innovo Group no longer had any obligation with respect to this continuing payment. As of November 26, 2005, Innovo Group had a balance due to Sweet Sportswear LLC of $3,079,000 under this obligation.

Verbal facilities agreement

Innovo Group also utilizes space under a verbal month-to-month arrangement with Azteca for its headquarters and principal executive offices. Under this arrangement, Innovo Group pays to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space. These allocated expenses include, but are not limited to, rent, security, office supplies, machine leases and utilities. By mid-July 2006, Innovo Group expects to move its headquarters and principal executive offices to nearby office and warehouse space at 5901 Eastern Avenue, Commerce, California and accordingly, will no longer have any obligation to pay Azteca under the verbal facilities arrangement.

Principal and interest on note payable

Innovo Group had originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca. IAA originally issued a seven-year unsecured, convertible promissory note in the original principal amount of $21.8 million, or the Blue Concept Note. The Blue Concept Note bore interest at a rate of 6% and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period. On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00. Under the terms of the Cygne APA, Cygne assumed the remaining principal balance of the Blue Concept Note and on May 12, 2006, pursuant to the closing of the transaction, Azteca released Innovo Group from any and all remaining obligations under the Blue Concept Note and has been reclassified as a discontinued operation liability. Under the terms of the original asset purchase agreement, Innovo Group issued on May 17, 2006 an additional 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006, which has been recognized in the Statement of Stockholders’ Equity.

Discontinued craft & accessories business segment

In August 2000, Innovo Group entered into a supply agreement and distribution agreement for its craft products with Commerce. In connection with the sale of the craft inventory and certain other assets of its Innovo subsidiary in May 2005, the supply agreement and the distribution agreement were terminated.

Aggregate balances by entities

As of May 27, 2006 and November 26, 2005, respectively, the balances due (to) or due from these related parties and certain of their affiliates are as follows:

	(in thousands)
	5/27/2006	11/26/05

Commerce Investment Group	$(3,707)	$5,667
Sweet Sportswear, LLC	—	(3,079)
AZT International SA de CV	(766)	56
AZT International SA de CV - Raw Material Advances	3,857	—
Owenslab Jean, LLC	—	61
Team Pro International	—	19
Blue Concepts, LLC/Yanuk	—	57
Cygne Design	(1)	—
	$(617)	$2,781

The AZT balances represent the balances due from Innovo Group’s current production efforts in Mexico related to our branded label apparel production. Upon completion of the sale of IAA’s private label division to Cygne, as discussed in Note 3 above, Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates. The balance due to Commerce and Cygne represents the adjusted balance remaining that Innovo Group continues to be obligated for after the completion of the transaction with Cygne.

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

Additionally, Joe Dahan, the designer of the Joe’s Jeans line and managing member of JD Design, joined Innovo Group as President of its newly formed and wholly owned subsidiary, Joe’s Jeans, Inc. Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase

250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months. This option was exercised in full as of January 26, 2005. Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales to JD Design. In October 2005, Innovo Group granted JD Design the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products. In addition, Innovo Group had a verbal arrangement to pay JD Design a design fee of 3% of net sales for assistance related to designs for its indie™ products, the line of business that Innovo Group exited in 2006.

For the three and six months ended May 27, 2006 and May 28, 2005, the following table sets forth royalties, fees and income related to JD Design.

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	5/27/06	5/28/05	5/27/06	5/28/05
Expense (income):
Joe’s Jeans® royalty expense	$261	$268	$563	$424
indie Design Fee	23	11	38	18
Children’s license, royalty income	(11)	—	(26)	—

NOTE 5 — LOSS FROM DISCONTINUED OPERATIONS

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

On May 12, 2006, Innovo Group completed the sale of certain assets of its private label apparel division operated by its IAA subsidiary as discussed further in “Note 3 — Sale of Private Label Apparel Division.”  The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and Innovo Group’s resulting loss on the sale of these assets (in thousands):

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (Liabilities assumed by buyer)	10,437

Net intangible asset - Customer relationship	9,469
Raw material inventory	3,360
Net book value of assts sold	12,829

Loss, before estimated transaction costs	2,392
Estimated transaction costs	141
Loss on sale of Private Label Apparel Division	$2,533

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying unaudited condensed consolidated financial statements reflect the results of operations and financial position of Innovo Group’s commercial rental property, its craft and accessory business segment and its private label apparel division separately as discontinued operations.

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations are as follows:

	(in thousands)
	Innovo, Inc.	Leaseall Management	Private Label Business	Total

May 27, 2006
Cash and cash equivalents	—	—	$44	$44
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $53 (2006)	—	—	678	678
Inventories	—	—	180	180
Prepaid expenses and other current assets	—	—	7	7
Property, Plant and Equipment, net	—	—	38	38

Assets of discontinued operations	—	—	$947	$947

Accounts payable and accrued expenses	—	—	$71	$71

Liabilities of discontinued operations	—	—	$71	$71

November 26, 2005
Cash and cash equivalents	$5	—	$68	$73
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $23 (2005)	—	16	8	24
Inventories	—	—	366	366
Prepaid expenses and other current assets	—	18	20	38
Property, Plant and Equipment, net	—	599	59	658
Intangible assets, net	—	—	10,074	10,074

Assets of discontinued operations	$5	$633	$10,595	$11,233

Accounts payable and accrued expenses	—	$5	$87	$92
Due to factor	—	—	$130	130
Note payable	—	$287	—	287
Note payable - related party	—	—	8,762	8,762
Liabilities of discontinued operations	—	$292	$8,979	$9,271

The following table sets forth the loss from the discontinued operations of each period.

	(in thousands)
	Innovo, Inc.	Leaseall Management	Private Label Business	Total

Three months ended May 27, 2006
Net sales	$—	$—	$8,499	$8,499
Pre-tax income (loss) from operations	(4)	16	60	72
Loss on sale of assets	—	—	(2,533)	(2,533)
Income tax	—	—	—	—
Discontinued operations, net of tax	$(4)	$16	$(2,473)	$(2,461)

Three months ended May 28, 2005
Net sales	$888	$—	$19,683	$20,571
Pre-tax income (loss) from operations	(78)	(16)	1,373	1,279
Gain on sale of assets	377	—	—	377
Income tax	—	1	—	1
Discontinued operations, net of tax	$299	$(17)	$1,373	$1,655

Six months ended May 27, 2006
Net sales	$—	$—	$20,001	$20,001
Pre-tax income (loss) from operations	(4)	(34)	512	474
Gain (loss) on sale of assets	—	16	(2,533)	(2,517)
Income tax	—	—	—	—
Discontinued operations, net of tax	$(4)	$(18)	$(2,021)	$(2,043)

Six months ended May 28, 2005
Net sales	$2,490	$—	$36,672	$39,162
Pre-tax income (loss) from operations	(218)	(80)	2,121	1,823
Gain on sale of assets	377	—	—	377
Income tax (benefit)	—	(1)	—	(1)
Discontinued operations, net of tax	$159	$(79)	$2,121	$2,201

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 6 — ACCOUNTS RECEIVABLE, FACTOR FINANCING AND DUE (TO) FACTOR

Accounts receivable and due to factor consist of the following (in thousands):

	Continuing operations		Discontinued operations
	05/27/06	11/26/05	05/27/06	11/26/05

Non-recourse receivables assigned to factor	$3,442	$3,435	$2,435	$3,654
Recourse receivables assigned to factor	2,069	1,989	7	70
Total receivables assigned to factor	5,511	5,424	2,442	3,724
Allowance for customer credits and doubtful accounts	(821)	(796)	(53)	(67)
Net loan balance from factor	(4,915)	(7,483)	(1,730)	(3,787)

Due to factor	$(225)	$(2,855)	$659	$(130)

Non-factored accounts receivable	1,344	472	111	47
Allowance for customer credits and doubtful accounts	(724)	(412)	(92)	(23)
Accounts receivable, net of allowance	$620	$60	$678	$24

Innovo Group bears the collection risk in the event of non-payment by the customers for the client recourse receivables assigned to factor for both continuing and discontinued operations. Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT. Further, in the event its loan balance with CIT exceeds the face value of the receivables factored, net of allowances, with CIT, Innovo Group records the difference as a liability on its balance sheet as “Due to Factor.”

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT. Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively with the factoring agreements referred to as the Factoring Facilities. These Factoring Facilities give Innovo Group, through its operating subsidiaries, the ability to obtain advances against factored receivables for up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer, and also allow Innovo Group to borrow up to 50% of the value of certain eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities. As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000. During fiscal 2006, this personal guarantee by Mr. Furrow allowed Innovo Group to obtain advances under the existing Factoring Facilities.

Presently, Innovo Group obtains advances under the Factoring Facilities at 85% of factored invoices up to the $1,000,000 maximum availability under the inventory security agreement. As of May 31, 2006 based upon CIT’s month-end statement closest to the end of Innovo Group’s second fiscal quarter, Innovo Group’s availability with CIT was approximately $326,000 under the Factoring Facilities. This amount fluctuates on a daily basis based upon Innovo Group’s invoicing and collection related activity. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement. The agreements may be terminated by Innovo Group or its subsidiaries, upon 60 days advanced written notice prior to June 30, 2007 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Innovo Group pays to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate. As of May 27, 2006, the Chase prime rate was 7.75%.

In addition, in the event Innovo Group needs additional financing, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to availability on the inventory line of credit.

As of May 27, 2006, Innovo Group had $7,079,000 of factored accounts receivable, net of allowances, with CIT and a loan balance of $6,645,000, including a discontinued operations balance. Innovo Group had two open letters of credit outstanding in the aggregate amount of $20,000 as of May 27, 2006.

NOTE 7 — EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	05/27/06	05/28/05	05/27/06	05/28/05

Basic Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$(2,517)	$(950)	$(6,627)	$(2,314)
Income (loss) from discontinued operations	(2,461)	1,655	(2,043)	2,201
Net income (loss)	$(4,978)	$705	$(8,670)	$(113)

Denominator:
Weighted average common shares outstanding	33,428	31,763	33,365	30,590

Earnings (loss) per Common Share - Basic
Income (loss) from continuing operations	$(0.08)	$(0.03)	$(0.20)	$(0.08)
Income (loss) from discontinued operations	(0.07)	0.05	(0.06)	0.07
Net income (loss)	$(0.15)	$0.02	$(0.26)	$(0.01)

Diluted Earnings per share Computation:
Numerator
Income (loss) from continuing operations	$(2,517)	$(950)	$(6,627)	$(2,314)
Income (loss) from discontinued operations	(2,461)	1,655	(2,043)	2,201
Net income (loss)	$(4,978)	$705	$(8,670)	$(113)

Denominator:
Weighted average common shares outstanding	33,428	31,763	33,365	30,590
Effect of dilutive securities:
Options and warrants	—	—	—	—
Convertible notes	—	—	—	—
Dilutive potential common shares	33,428	31,763	33,365	30,590

Earnings (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$(0.08)	$(0.03)	$(0.20)	$(0.08)
Income (loss) from discontinued operations	(0.07)	0.05	(0.06)	0.07
Net income (loss)	$(0.15)	$0.02	$(0.26)	$(0.01)

Potentially dilutive convertible notes, options and warrants in the aggregate of 5,137,296 and 3,500,673 for the three and six months ended May 27, 2006 and six months ended May 28, 2005, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

NOTE 9 —INCOME TAXES

Innovo Group’s income tax expense for the six months ended May 27, 2006 and May 28, 2005, respectively, represents estimated state income and franchise tax expense. For the 2006 period, Innovo Group recorded $15,000 of income tax. For the 2006 and 2005 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

In April 2002, Innovo Group issued 195,295 shares of $100, 8% Series A Redeemable Cumulative Preferred Stock, or Series A Shares, to certain holders in connection with its Innovo Realty Inc., or IRI, subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States. The holders of the Series A Shares were the sellers of the apartment complexes. During the first quarter of fiscal 2004, there were approximately 194,000 shares outstanding. In April 2005, Innovo Group executed a settlement agreement with the holders of its Series A Shares and redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty, Inc. subsidiary. No shares were outstanding as of November 26, 2005 and May 27, 2006, respectively.

Recent Issuances of Common Stock

Under the terms of the original asset purchase agreement with Azteca entered into in July 2003, Innovo Group issued on May 17, 2006, an additional 1,041,667 shares as a result of the average stock price of Innovo Group’s common stock being less than $3.00 per share for the period between February 10, 2006 and March 12, 2006, which has been recognized in the Statement of Stockholders’ Equity.

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan. In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants. The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods and option terms are determined by the Board of Directors. As of May 27, 2006, options to purchase up to 200,000 remained outstanding under our 2000 Employee Plan. On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004. On May 12, 2006, 1,050,000 options were forfeited by employees under the 2000 Employee Plan.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted. At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000. These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expired ten years after the date of grant. The exercise price was set at 50% of the fair market value of the common stock on the date of grant. The discount was in lieu of cash director fees. As of May 27, 2006, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan. On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance to 4,265,172 shares of common stock. Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants. The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000. Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee. On May 12, 2006, the Compensation Committee approved a resolution which amended the exercise price for certain previously granted options and granted new options to certain other participants. As of May 27, 2006, 210,172 shares remain available for issuance under the 2004 Incentive Plan. The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group as well as a provision that allows forfeited or unexercised options with a term of exercisability that has expired to be available again for future issuance.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. While Innovo Group does not have a formal written policy detailing such issuance, Innovo Group requires that the option holder provide a written notice of exercise to the stock plan administrator and full payment for the shares be made prior to issuance.

The following table summarizes the stock option activity for all plans for the periods indicated (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	1,500,000	1.02
Exercised	—	—
Expired	—	—
Forfeited/ Cancelled	(1,265,000)	(2.97)
Outstanding at May 27, 2006	4,358,963	$1.80	7.7	$37,949

Exercisable and vested at May 27, 2006	4,313,130	$1.80	7.7	$37,949

Weighted average per option fair value of options granted during the year		$0.35

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 27, 2004	3,198,554	$1.93
Granted	75,000	4.50
Exercised	(699,591)	(1.25)		$2,266,339
Expired	—	—
Forfeited	—	—
Outstanding at May 28, 2005	2,573,963	$2.20	7.9	$8,196,997

Exercisable and vested at May 28, 2005	2,124,380	$2.24	7.6	$6,667,373

Weighted average per option fair value of options granted during the year		$2.84

Information regarding stock options outstanding as of May 27, 2006 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted- Average Remaining Contractual Life	Number of options vested	Weighted- Average Remaining Contractual Life

$0.39	102,564	4.6	102,564	4.6
$1.00	40,000	5.9	40,000	5.9
$1.02	2,475,000	9.2	2,462,500	9.2
$1.27	31,496	6.5	31,496	6.5
$1.30	29,486	7.0	29,486	7.0
$1.58	163,750	8.0	163,750	8.0
$1.63	591,667	6.3	558,334	6.7
$2.22	200,000	0.2	200,000	0.2
$2.40	200,000	1.5	200,000	1.5
$4.50	75,000	0.2	75,000	0.2
$5.91	450,000	9.0	450,000	9.0
	4,358,963		4,313,130

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan

Outstanding at November 26, 2005	4,123,963	2,670,417	1,250,000	203,546
Granted	1,500,000	1,500,000	—	—
Exercised	—	—	—	—
Forfeited/ Cancelled	(1,265,000)	(215,000)	(1,050,000)	—
Outstanding at May 27, 2006	4,358,963	3,955,417	200,000	203,546

Exercisable at May 27, 2006	4,313,130	3,909,584	200,000	203,546

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share Based Payment,” which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values. Pro forma disclosure is no longer an alternative. Innovo Group adopted SFAS No. 123(R) utilizing the “modified prospective” basis method on November 27, 2005, the beginning of its 2006 fiscal year. A “modified prospective” method is where compensation cost is recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for Innovo Group and prior periods have not been restated. If Innovo Group had elected to recognize compensation cost for stock options based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the pro forma net loss and net loss per share for the three and six months ended May 28, 2005, would have been as follows:

	May 28 , 2005
	Three months ended	Six months ended
	(in thousands, except per share data)

Net income (loss) as reported	$705	$(113)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards	319	701
Pro forma net income (loss)	$386	$(814)

Net income (loss) per share
As reported—basic	$0.02	$(0.01)
As reported—diluted	$0.02	$(0.01)

Pro forma—basic	$0.01	$(0.03)
Pro forma—diluted	$0.01	$(0.03)

The total stock based compensation expense for the three months ended May 27, 2006 was $732,000 and six months ended May 27, 2006 was $1,022,000. For existing grants that were not fully vested, for the three months and six months ended May 27, 2006, there was a total of $31,000 and $108,000, respectively, of stock based compensation expense. There will be an additional $19,000 of unrecognized compensation charges for existing options that will vest in the third quarter of fiscal 2006 and accordingly, Innovo Group expects to recognize this cost in the third quarter of fiscal 2006. During the first quarter of fiscal 2006, Innovo Group also recorded a stock based compensation charge of $213,000 related to the modification of certain stock options of its former CEO pursuant to his severance agreement. Under the general terms and conditions of the option agreements granted pursuant to the 2004 Stock Incentive Plan, if the optionee’s Continuous Service (as defined in the 2004 Stock Incentive Plan) is terminated for any reason other than death or Disability or Cause (as defined in the 2004 Stock Incentive Plan), all vested options only remain exercisable for a period of three months following the termination date. As a result of this prohibition on exercise after three months following an optionee’s termination date, under the severance agreement with Mr. Furrow, Innovo Group agreed to delete this provision in its entirety, thus giving Mr. Furrow the benefit of the full term of the option, or ten years from the date of grant, in which to exercise such options.

During the second quarter of fiscal 2006, Innovo Group granted options to purchase up to 1,500,000 shares of its common stock to its directors and employees pursuant to the 2004 Stock Incentive Plan. In May 2006, Innovo Group’s Compensation Committee of its Board of Directors approved a direct amendment under the terms of the 2004 Stock Incentive Plan to reduce the exercise price for certain previously granted options for certain participants to $1.02, which was the closing price on May 12, 2006. In addition, two employees forfeited previous option grants to purchase 1,050,000 shares of common stock pursuant to the 2000 Employee Stock Incentive Plan in exchange for a grant of new options pursuant to the 2004 Stock Incentive Plan.  The aggregate charges recorded for this repricing activity was approximately $413,000. In addition, Innovo Group granted fully vested options to purchase 450,000 shares of common stock, in the aggregate, to members of its Board of Directors which resulted in a stock-based compensation charge of $288,000.

As a result of adopting Statement 123(R) on November 27, 2005, Innovo Group’s loss from continuing operations, loss before income taxes, net income and cash flow from operations for the three and six months ended May 27, 2006 are $732,000 and $1,022,000 higher than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As there were no exercises of options in the six months ended May 27, 2006, there was no effect on cash flow from financing activities or operations related to excess tax benefits as a result of adopting Statement 123(R). Basic and diluted loss per share for the three and six months ended May 27, 2006 would have been $0.13 and $0.23, respectively, if Innovo Group had not adopted Statement 123(R), compared to a reported basic and diluted loss per share of $0.15 and $0.26, respectively as reported.

The fair value of each option granted and/or modified is estimated on the date of grant or the date of modification using the Black-Scholes option pricing model with the following assumptions:

	2005	2006
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	82-94%	92-94%
Risk-free interest rate	3.99%	4.28-5.01%
Expected life of options	4 yrs	3.3-4 years

The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the assumptions used in option valuation models are subjective and can materially impact fair value estimates. Therefore, the actual value of stock options may differ materially to values computed under the Black-Scholes model.

NOTE 11 — COMMITMENTS

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group. Under the terms of the agreement, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which may be credited against a Transaction Fee (as defined in the Agreement), if any. In the event that Innovo Group does not consummate a transaction or terminates the agreement early, Innovo Group is obligated to pay to Piper a termination fee of $200,000, in addition to the retainer fee previously paid. This amount represents Innovo Group’s minimum commitment under the agreement. Innovo Group is not required to pay any Transaction Fee for the sale of its indie™ product line or the private label business. If a transaction is entered into during the term of the agreement or within a year after termination, then Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value. Either party may terminate the agreement with or without cause upon ten (10) days advanced written notice to the other party. Unless terminated earlier, the agreement automatically terminates on February 24, 2007. Innovo Group is amortizing the $200,000 termination fee over the twelve month period of the expected life of the contract during which services are to be performed.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

Significant Non-cash transactions

During the six months ended May 28, 2005, Innovo Group converted $4,155,000 of convertible promissory notes into 2,459,000 shares of common stock pursuant to the terms of the notes.

On May 12, 2006, Innovo Group sold certain assets of its private label apparel division for a purchase price $10,437,000, which included the assumption of a note payable for $7,937,000 and the assumption of certain liabilities of the division. The liabilities assumed included an aggregate balance due to certain of Innovo Group’s related parties in the amount of $2,500,000. As a result of the sale of these assets, Innovo Group recognized a non-cash loss on the sale of the assets of $2,392,000. Including approximately $141,000 of Innovo Group’s transaction costs, Innovo Group recognized an aggregate loss on the sale of the assets of $2,533,000.

Under the terms of the original asset purchase agreement entered into with Azteca in July 2003, Innovo Group issued on May 17, 2006 an additional 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006, which has been recognized in the Statement of Stockholders’ Equity. There was no cash or consideration involved in connection with this share issuance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC,  pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K and Amendment No. 1 to our Annual Report of Form 10-K for the year ended November 26, 2005, or collectively, the Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three and six month period ended May 27, 2006 and May 28, 2005, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six month periods ended May 27, 2006 and May 28, 2005. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of denim apparel products. Our products historically have consisted of Joe’s Jeans®, other branded products, such as indie™, and private label denim and denim related products. Joe’s is designed, developed and marketed by us internally pursuant to a license agreement and indie™ is a proprietary brand owned by our Joe’s Jeans subsidiary. In May 2006, we sold the assets of our private label apparel division to Cygne Designs, Inc., or Cygne, including our private label customer list, which consisted of American Eagle Outfitters, Inc., or AEO, and Target Corporation, or Target. As a result of this transaction, we exited our private label apparel division of operations. As of the end of June 2006, all of our remaining indie™ finished goods inventory has been sold. In January 2006, we announced that we were exiting our operation of this branded apparel line. As a result of these divestitures, going forward our continuing operation consists of Joe’s Jeans® branded apparel line.

We do not manufacture any of our apparel products and rely on third party manufacturers to manufacture our products for distribution. We primarily manufacture our branded apparel products Mexico and the United States and utilize an existing manufacturing relationship with certain related parties for the manufacture of our products in Mexico. A majority of our branded apparel products originate in Mexico and we purchase our products in various stages of production from partial to completed finished goods. We sell our products to numerous retailers, which include major department stores, specialty stores and mass market retailers, and distributors.

Our business is seasonal. The majority of the marketing and sales activities take place from late fall to early spring. The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters and our cash flow is strongest in our third and fourth fiscal quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix and classification of certain of our activities as Discontinued Operations, our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Accordingly, our operational performance during the first and second fiscal quarters of our calendar year are historically weak for us and have, in the recent past, resulted in an operating loss. For the second quarter of fiscal 2006, we had a loss from continuing operations of $2,517,000 compared to a loss from continuing operations for the second quarter of fiscal 2005 of $950,000. The increase in our loss from continuing operations was primarily due to a decrease in our gross profit and gross margins primarily due to a write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce due to our exit from this line of business and an increase in selling, general and administrative expenses due to stock based compensation expenses associated with the adoption of Statement 123(R).

During fiscal 2006, we began strategic initiatives to restructure, improve and focus our operations on our growing Joe’s Jeans® brand in an effort to solidify its position in the consumer marketplace. Consistent with this intent, we have entered into several transactions that will allow us to focus our efforts on our Joe’s Jeans® line. For example, in February 2006, we engaged Piper Jaffray & Co. to advise us on strategic alternatives to enhance stockholder value, including but not limited to strategic acquisitions, a combination, sale or merger of us with another entity, and the raising of capital through the sale of securities or assets. In May 2006, after obtaining stockholder approval, we sold our private label apparel division of operations. In April 2006, we announced that we entered into an agreement in the ordinary course of business with Pixior LLC, or Pixior, a Los Angeles-based apparel distribution company, to outsource our product fulfillment services, including our warehousing, distribution and customer services needs for our branded apparel products. We are in the process of transitioning our product fulfillment services to Pixior and expect to be operating under this agreement in the third quarter of fiscal 2006. Through these strategic divestitures and arrangements, we expect to be able to reduce certain of our general and administrative expenses, eliminate long term debt from our balance sheet and realign our efforts behind our Joe’s Jeans® brand. By mid-July 2006, we expect to reduce our monthly facilities expense by moving our principal executive offices to space located within Pixior’s current space under a verbal month to month arrangement for the use of general administrative offices. We expect to pay Pixior  $9,000 a month as a facility expense in addition to the fee we will pay for our product fulfillment services.

Since Joe’s Jeans® was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs for denim and denim related apparel products. By focusing our resources on our Joe’s Jeans® brand, we believe that we can continue to position the brand in the marketplace for the fashion conscious consumer by not only continuing to grow our core denim business but also by introducing a women’s sportswear lifestyle collection and a men’s denim line. The ability for our Joe’s Jeans® brand to be profitable relies, in part, on our ability to (i) continue to increase our overall net sales for Joe’s; (ii) continue to improve our gross margins; and (iii) continue to improve the management of our inventory. Our Joe’s brand did not experience net sales growth in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 due to a 66% decrease in our international net sales. However, our international net sales decrease was offset by the 15% increase we experienced in domestic net sales of our Joe’s Jeans® branded apparel. Contributing to this increase was the addition of our men’s line and an increase in sales in our domestic women’s department store business. Our decrease in international sales was primarily due to decreases in sales orders due to delays in producing and sending salesperson samples to our international distributor, Beyond Blue, Inc., or Beyond Blue, for use at major European apparel tradeshows.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	05/27/06	05/28/05	$ Change	% Change
	(in thousands)

Net sales	$9,787	$9,715	$72	1%
Cost of goods sold	6,556	5,457	1,099	20%
Gross profit	3,231	4,258	(1,027)	(24)%
Gross margin	33%	44%

Selling, general & administrative	5,494	4,890	604	12%
Depreciation & amortization	63	38	25	66%
Income (loss) from operations	(2,326)	(670)	(1,656)	247%

Interest expense	(116)	(271)	155	(57)%
Other expense	(68)	—	(68)	(A)
Income (loss) from continuing operations, before taxes	(2,510)	(941)	(1,569)	167%

Income taxes	7	9	(2)	(22)%
Income (loss) from continuing operations	(2,517)	(950)	(1,567)	165%

Discontinued operations, net of tax	(2,461)	1,655	(4,116)	(249)%

Net income (loss)	$(4,978)	$705	$(5,683)	(806)%

(A)         Not Meaningful

Comparison of Three Months Ended May 27, 2006 to Three Months Ended May 28, 2005

Three Months Ended May 27, 2006 Overview

For the three months ended May 27, 2006, or the second quarter of fiscal 2006, our net sales from continuing operations increased to $9,787,000 from $9,715,000 for the three months ended May 28, 2005, or the second quarter fiscal 2005, a 1% increase. Our loss from continuing operations increased to

$2,517,000 for the second quarter of fiscal 2006 compared to a loss from continuing operations of $950,000 for the second quarter of fiscal 2005.

The primary reasons for the increase in our loss from continuing operations from the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 were the following:

•                  A decrease in our gross profit of $1,027,000, or a 24% decrease, primarily due to (i) the write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce due to our exit from this line of business; and (ii) $940,000 of net sales of indie™ and Betsey Johnson® products sold at a discount with little or no gross margins in order to liquidate our remaining inventory; and

•                  An increase in our selling, general and administrative expenses of $604,000, or 12%, namely, due to an increase of $732,000 stock-based compensation charges related to the adoption of Statement 123(R), which we did not have in the second quarter of fiscal 2005.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Three months ended
	05/27/06	05/28/05	Change	% Change
	(in thousands)
Net Sales
Joe’s Jeans	$8,847	$8,982	$(135)	(2)%
Other branded	940	733	207	28%

	9,787	9,715	72	1%

Gross Profit
Joe’s Jeans	$3,673	$3,956	$(283)	(7)%
Other branded	(442)	302	(744)	(A)

	3,231	4,258	(1,027)	(24)%

Gross Margin
Joe’s Jeans	42%	44%
Other branded	(47)%	41%

Overall	33%	44%

(A)         Not Meaningful

Net Sales

Our net sales from continuing operations increased to $9,787,000 for the second quarter of fiscal 2006 from $9,715,000 for the second quarter of fiscal 2005, a 1% increase.

Joe’s Jeans®

The following table represents a summary of our Joe’s Jeans® net sales for the periods indicated.

	Three months ended
	05/27/06	05/28/05	Change	% Change
	(in thousands)
Domestic	$8,229	$7,180	$1,049	15%
International	607	1,802	(1,195)	(66)%
Royalty income	11	—	11	(A)
	$8,847	$8,982	$(135)	(2)%

(A)         Not Meaningful

Our net sales of our Joe’s branded apparel decreased to $8,847,000 for the second quarter of fiscal 2006 from $8,982,000 for the second quarter of fiscal 2005, a 2% decrease. The lack of growth in our overall net sales was primarily the result of a decrease in our international net sales. International net sales of our Joe’s Jeans® products decreased to $607,000 in the second quarter of fiscal 2006 from $1,802,000 in the second quarter of fiscal 2005, or a 66% decrease. Domestic net sales increased to $8,229,000 in the second quarter of fiscal 2006 from $7,180,000 in the second quarter of fiscal 2005, or a 15% increase.

Our international net sales decreased primarily as a result of a decrease in sales orders due to delays in producing and sending salesperson samples to our international distributor Beyond Blue for use at major European apparel tradeshows. At these apparel tradeshows, a substantial part of orders are placed by retailers for upcoming seasons. The salesperson samples were delayed in part because our design plan and sample production schedules were based on dates of U.S. apparel tradeshows. In an effort to rectify this problem, we have modified our design plan and sample production schedule for our Spring 2007 collection to ensure that salesperson samples are delivered on dates for use to showcase our Joe’s products at upcoming major European apparel tradeshows.

Our decrease in international net sales was partially offset by our 15% increase in domestic net sales. Contributing to our increase in domestic sales was (i) approximately $324,000 in net sales attributable to our men’s product line, which we first began shipping in the first quarter of fiscal 2006; and (ii) an increase in net sales in our domestic women’s department store business. In addition, we received $11,000 of royalty income associated with approximately $220,000 in net sales of Joe’s children’s branded apparel line.

Other Branded Apparel

Net sales of our other branded apparel for second quarter of fiscal 2006 and 2005 were represented by sales of remaining inventory from indie™ and to a limited extent, Betsey Johnson® products. Our net sales of other branded label products increased to $940,000 in the second quarter of fiscal 2006 from $733,000 in the second quarter of fiscal 2005, a 28% increase, primarily due to the liquidation of remaining indie™ branded apparel inventory after our decision to exit this line of business in January 2006. Net sales related to Betsey Johnson® products in the second quarter of fiscal 2006 and second quarter of fiscal 2005 were substantially the same and represented less than 1% of our overall net sales and 2% of net sales of our other branded apparel.

Gross Profit

Our gross profit decreased to $3,231,000 for the second quarter of fiscal 2006 from $4,258,000 for the second quarter of fiscal 2005, a 24% decrease. Our overall gross margin decreased to 33% for the second quarter of fiscal 2006 from 44% for the second quarter of fiscal 2005, an eleven percentage point decline. This overall gross margin decline for the second quarter of fiscal 2006 was primarily attributable to a negative 47% gross margin for our other branded apparel products due to (i) the write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce due to our exit from this line of business; and (ii) $940,000 of net sales of indie™ and Betsey Johnson ® products sold at a discount with little or no gross margins in order to liquidate our remaining inventory.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand decreased to $3,673,000 for the second quarter of fiscal 2006 from a gross profit of $3,956,000 for the second quarter of fiscal 2005, a 7% decrease. Our gross margin percentage for our Joe’s Jeans® brand decreased to 42% for the second quarter of fiscal 2006 from 44% for the second quarter of fiscal 2005, a 2 percentage point decrease. Contributing to the decrease in our Joe’s Jeans® branded apparel gross margin percentage was additional discounts and allowances granted to certain customers and sales sold at a discount with little or no gross margins in the second quarter of fiscal 2006.

Other Branded Apparel

Gross profit for our other branded apparel decreased to a negative $442,000 for the second quarter of fiscal 2006 from a gross profit of $302,000 for the second quarter of fiscal 2005. Our gross margin percentage for our other branded apparel decreased to a negative 47% for the second quarter of fiscal 2006 from 41% for the second quarter of fiscal 2005. This decrease in gross profit for the second quarter of fiscal 2006 was due to our decision to discontinue our indie™ product line, which resulted in (i) the write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce; and (ii) $940,000 of net sales of indie™ and Betsey Johnson® products sold at a discount with little or no gross margins in order to liquidate remaining inventory.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $5,494,000 for the second quarter of fiscal 2006 from $4,890,000 for the second quarter of fiscal 2005, a 12% increase.

The SG&A increase in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 is largely a result of the following factors: (i) an increase of $732,000 in stock-based compensation charges related to the adoption of Statement 123(R); and (ii) an increase in sample expenses of $182,000 due to increased costs associated with testing different washes and finishes associated with development and sample production. Our SG&A increase was partially offset by a decrease of $383,000 in professional fees due to a shift in expenses we expect to incur in the third quarter of fiscal 2006 rather than the second quarter of fiscal 2006 associated with maintenance and compliance with Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $63,000 for the second quarter of fiscal 2006 from $38,000 for the second quarter of fiscal 2005, a 66% increase. The increase was primarily attributable to greater depreciation costs associated with additional fixed assets purchased subsequent to the second quarter of fiscal 2005. Purchases of fixed assets for fiscal 2006 were approximately $148,000 and were comprised of tradeshow booths, computers, furniture and a telephone system to support our expected move to the shared facility with Pixior.

Other Expense

During the second quarter of fiscal 2006, we recorded an expense of $68,000 associated with the loss of certain finished goods from a cargo fire in Turkey. We are currently filing an insurance claim with the carrier for reimbursement of these finished goods, but there can be no assurance that we will recover our cost for these goods, nor will we be able to recover the lost profit associated with our inability to fulfill purchase orders as a result of the destroyed inventory.

Interest Expense

Our combined interest expense decreased to $116,000 for the second quarter of fiscal 2006 from $271,000 for the second quarter of fiscal 2005, a 57% decrease. For fiscal 2006, our interest expense consists of expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Loss from Continuing Operations

We generated a loss from continuing operations of $2,517,000 for the second quarter of fiscal 2006 compared to a loss from continuing operations of $950,000 for the second quarter of fiscal 2005. The increase in our loss from continuing operations for our second quarter of fiscal 2006 compared to the loss from continuing operations for our second quarter of fiscal 2005 is largely the result of the following factors:  (i) a decrease in our gross profit of $1,027,000, or a 24% decrease, primarily due to: (a) the write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce due to our exit from this line of business; and (b) $940,000 of net sales of our indie™ and Betsey Johnson® products sold at a discount with little or no gross margins in order to liquidate our remaining inventory; and (ii) an increase in our selling, general and administrative expenses of $604,000, or 12%, namely, due to an increase of $732,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in the second quarter of fiscal 2005.

Comparison of Six Months Ended May 27, 2006 to Six Months Ended May 28, 2005

Six Months Ended May 27, 2006 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Six months ended
	05/27/06	05/28/05	$ Change	% Change
	(in thousands)

Net sales	$20,214	$15,824	$4,390	28%
Cost of goods sold	15,163	9,071	6,092	67%
Gross profit	5,051	6,753	(1,702)	(25)%
Gross margin	25%	43%

Selling, general & administrative	11,228	8,490	2,738	32%
Depreciation & amortization	122	72	50	69%
Income (loss) from operations	(6,299)	(1,809)	(4,490)	248%

Interest expense	(245)	(494)	249	(50)%
Other income (expense)	(68)	7	(75)	(A)
Loss from continuing operations, before taxes	(6,612)	(2,296)	(4,316)	188%

Income taxes	15	18	(3)	(17)%
Loss from continuing operations	(6,627)	(2,314)	(4,313)	186%

Discontinued operations, net of tax	(2,043)	2,201	(4,244)	(193)%

Net loss	$(8,670)	$(113)	$(8,557)	(A )%

(A)         Not Meaningful

Results of Continuing Operations

For the six months ended May 27, 2006, our net sales increased to $20,214,000 from $15,824,000 for the six months ended May 28, 2005, a 28% increase. We generated a loss from continuing operations of $6,627,000 for the six months ended May 27, 2006 compared to a loss from continuing operations of $2,314,000 for the six months ended May 28, 2005.

The primary reasons for the increase in our loss from continuing operations for the six months ended May 27, 2006 compared to the six months ended May 28, 2005 were the following:

•                  A decrease in our overall gross profit of $1,702,000 due to a (i) a $1,608,000 write down of indie™ inventory due to our exit from this line of business; and (ii) $1,280,000 of net sales of indie™ and Betsey Johnson® products sold at a discount with little or no gross margins in order to liquidate remaining inventory; and

•                  An increase in our SG&A expenses of $2,738,000, due to (i) an increase of $1,022,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in fiscal 2005; (ii) an increase of $995,000 for employee and employee related expenses, including severance expenses; and (iii) an increase of $479,000 for sample related expenses.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Six months ended
	05/27/06	05/28/05	Change	% Change
	(in thousands)
Net Sales
Joe’s Jeans	$18,934	$14,224	$4,710	33%
Other branded	1,280	1,600	(320)	(20)%

	$20,214	$15,824	$4,390	28%

Gross Profit
Joe’s Jeans	$6,585	$6,011	$574	10%
Other branded	(1,534)	742	(2,276)	(A)

	$5,051	$6,753	$(1,702)	(25)%

Gross Margin
Joe’s Jeans	35%	42%
Other branded	(120)%	46%

Overall	25%	43%

(A)   Not Meaningful

Net Sales

Our net sales increased to $20,214,000 for the six months ended May 27, 2006 from $15,824,000 for the six months ended May 28, 2005, a 28% increase. The primary reasons for this increase in our net sales were due to the 92% increase we experience in our overall net sales of our Joe’s Jeans® branded apparel products in the first quarter of fiscal 2006, which was higher than expected due to approximately $2,562,000 of sales of products sold at a discount in order to reduce higher than normal levels of inventory remaining at year end.

Joe’s Jeans®

The following table represents a summary of our Joe’s Jeans® net sales for the periods indicated.

	Six months ended
	05/27/06	05/28/05	Change	% Change
	(in thousands)
Domestic	$17,648	$11,193	$6,455	58%
International	1,260	3,031	(1,771)	(58)%
Royalty income	26	—	26	(A)
	$18,934	$14,224	$4,710	33%

(A)         Not Meaningful

Our net sales of our Joe’s Jeans® branded apparel increased to $18,934,000 for the six months ended May 27, 2006 from $14,224,000 for the six months ended May 28, 2005, a 33% increase. The increase can also be attributed to continued brand acceptance for our Joe’s Jeans® products in the marketplace by retailers and customers during the first six months of fiscal 2006. International net sales of our Joe’s Jeans® products decreased to $1,260,000 in the six months ended May 27, 2006 from $3,031,000 in the six months ended May 28, 2005, or a 58% decrease. Domestic net sales increased to $17,648,000 in the six months ended May 27, 2006 from $11,193,000 in the six months ended May 28, 2005, or a 58% increase. Our international net sales decreased due to a design planning and sample production schedule that was based on U.S. apparel market show schedules and not international apparel market show schedules, as discussed above. However, our international net sales decrease was offset by a 58% increase in our domestic sales, which included approximately $504,000 in net sales attributable to our men’s product line, which we first began shipping in the first quarter of fiscal 2006 and an increase in our women’s domestic department store business. Included in our domestic net sales for the six months ended May 27, 2006 was $2,562,000 of sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year end. In addition, we received $26,000 of royalty income associated with approximately $520,000 in net sales of Joe’s children’s branded apparel line.

Other Branded Apparel

Net sales of our other branded apparel products for the six months ended May 27, 2006 were represented by net sales from our indie™, and to a limited extent, Betsey Johnson®. For the six months ended May 28, 2005, our other branded label products included indie™, Fetish™, Shago® and to a limited extent, Betsey Johnson®. Our net sales of other branded label products decreased to $1,280,000 in the six months ended May 27, 2006 from $1,600,000 in the six months ended May 28, 2005, a 20% decrease, primarily due to: (i) $28,000 of net sales related to Betsey Johnson® products in the six months ended May 27, 2006 compared to $160,000 of sales in the six months ended May 28, 2005; and (ii) $267,000 of sales in the six months ended May 28, 2005 attributable to Fetish™ and Shago® branded apparel which we did not have in the six months ended May 27, 2006.

Gross Profit

Our overall gross profit decreased to $5,051,000 for the six months ended May 27, 2006 from $6,753,000 for the six months ended May 28, 2005, a 25% decrease. Our overall gross margin decreased to 25% for the six months ended May 27, 2006 from 43% for the six months ended May 28, 2005, an 18 percentage point decline. This overall gross margin decline for the six months ended May 27, 2006 was primarily attributable to a write down of $1,608,000 of indie™ inventory due to our exit from this line of business.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $6,585,000 for the six months ended May 27, 2006 from a gross profit of $6,011,000 for the six months ended May 28, 2005, a 10% increase. Our gross margin percentage for our Joe’s Jeans® brand decreased to 35% for the six months ended May 27, 2006 from 42% for the six months ended May 28, 2005, a 7 percentage point decrease.

The decrease in our Joe’s Jeans® branded apparel gross margin percentage was primarily due to (i) $2,562,000 of sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year end; and (ii) an additional reserve of $243,000 that we recorded against certain excess inactive fabric for the manufacture of Joe’s Jeans® identified in the first quarter of fiscal 2006. At the end of our fourth fiscal quarter of fiscal 2005, we originally intended to use this fabric for the manufacture of Joe’s Jeans® products; however, in the first quarter of fiscal 2006, we modified our production plan so that this fabric was considered excess and inactive. This change in planning resulted in the recording of the additional reserve of $243,000. Excluding these sales with little or no gross margins and the additional reserve for inactive fabric, our gross margins for Joe’s would have been 42%.

Other Branded Apparel

Gross profit for our other branded apparel decreased to a negative $1,534,000 for the six months ended May 27, 2006 from a gross profit of $742,000 for the six months ended May 28, 2005. Our gross margin percentage for our other branded apparel decreased to a negative 120% for the six months ended May 27, 2006 from 46% for the six months ended May 28, 2005. This decrease in gross profit for the six months ended May 27, 2006 was due to the write down of $1,608,000 of indie™ inventory due to our exit from this line of business.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $11,228,000 for the six months ended May 27, 2006 from $8,490,000 for the six months ended May 28, 2005, a 32% decrease.

The increase in SG&A expenses for the six months ended May 27, 2006 compared to the six months ended May 28, 2005 are largely a result of (i) an increase of $1,022,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in fiscal 2005; (ii) an increase of $995,000 for employee and employee related expenses due to additions in our headcount for design and sales related to our Joe’s Jeans® branded apparel line and payment of severance to our former CEO; and (iii) an increase of $479,000 for sample related expenses due to increased costs associated with testing different washes and finishes associated with development and sample production.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $122,000 for the six months ended May 27, 2006 from $72,000 for the six months ended May 28, 2005, a 69% increase. The increase was primarily attributable to greater depreciation costs associated with additional fixed assets purchased subsequent to the second quarter of fiscal 2005. Purchases of fixed assets for fiscal 2006 were approximately $148,000 and were comprised of booths for tradeshows, computers, furniture and a telephone system to support our expected move to the shared facility with Pixior.

Interest Expense

Our combined interest expense decreased to $245,000 for the six months ended May 27, 2006 from $494,000 for the six months ended May 28, 2005, a 50% decrease. Our interest expense for fiscal 2006 consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Other Expense (Income)

For the six months ended May 27, 2006, net other expense was $68,000 compared to other income, net of expense of $7,000 for the six months ended May 28, 2005. The other expense of $68,000 for the six months ended May 27, 2006 is associated with the loss of certain finished goods from a cargo fire in Turkey. We are currently filing an insurance claim with the carrier for reimbursement of these finished goods, but there can be no assurance that we will recover our cost for these goods, nor will we be able to recover the lost profit associated with our inability to fulfill purchase orders as a result of the destroyed inventory.

Loss from Continuing Operations

We generated a loss from continuing operations of $6,627,000 for six months ended May 27, 2006 compared to a loss from continuing operations of $2,314,000 for the six months ended May 28, 2005. Our increase in our loss from continuing operations for the six months ended May 27, 2006 compared to the six months ended May 28, 2005 is largely the result of the following factors:

•                  A decrease in our overall gross profit of $1,702,000 due to a (i) a $1,608,000 write down of indie™ inventory due to our exit from this line of business; and (ii) $1,280,000 of net sales of indie™ and Betsey Johnson® products sold at a discount with little or no gross margins in order to liquidate remaining inventory; and

•                  An increase in our SG&A expenses of $2,738,000, due to (i) an increase of $1,022,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in fiscal 2005; (ii) an increase of $995,000 for employee and employee related expenses, including severance expenses; and (iii) an increase of $479,000 for sample related expenses.

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

On May 12, 2006, we completed the sale of our private label apparel division operated by our IAA subsidiary that we originally purchase in July 2003 from Azteca Production International, Inc., or Azteca. Under the asset purchase agreement, the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca. In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division. The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date. The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and our resulting loss on the sale of these assets (in thousands):

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (Liabilities assumed by buyer)	10,437

Net intangible asset - Customer relationship	9,469
Raw material inventory	3,360
Net book value of assts sold	12,829

Loss, before estimated transaction costs	2,392
Estimated transaction costs	141
Loss on sale of Private Label Apparel Division	$2,533

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of our commercial rental property, our craft and accessory business segment and our private label apparel division separately as a discontinued operation and in the related discussions and comparisons between current and prior fiscal years. The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	Innovo, Inc.	Leaseall Management	Private Label Business	Total
	(in thousands)

Three months ended May 27, 2006
Net sales	$—	$—	$8,499	$8,499
Pre-tax income (loss) from operations	(4)	16	60	72
Loss on sale of assets	—	—	(2,533)	(2,533)
Income tax	—	—	—	—
Discontinued operations, net of tax	$(4)	$16	$(2,473)	$(2,461)

Three months ended May 28, 2005
Net sales	$888	$—	$19,683	$20,571
Pre-tax income (loss) from operations	(78)	(16)	1,373	1,279
Gain on sale of assets	377	—	—	377
Income tax	—	1	—	1
Discontinued operations, net of tax	$299	$(17)	$1,373	$1,655

Six months ended May 27, 2006
Net sales	$—	$—	$20,001	$20,001
Pre-tax income (loss) from operations	(4)	(34)	512	474
Gain (loss) on sale of assets	—	16	(2,533)	(2,517)
Income tax	—	—	—	—
Discontinued operations, net of tax	$(4)	$(18)	$(2,021)	$(2,043)

Six months ended May 28, 2005
Net sales	$2,490	$—	$36,672	$39,162
Pre-tax income (loss) from operations	(218)	(80)	2,121	1,823
Gain on sale of assets	377	—	—	377
Income tax (benefit)	—	(1)	—	(1)
Discontinued operations, net of tax	$159	$(79)	$2,121	$2,201

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Liquidity and Capital Resources

Our primary sources of liquidity are:  (i) borrowings from the factoring of accounts receivable and borrowing against inventory; and (ii) trade payables credit from vendors and related parties. Cash provided by continuing operating activities was $2,767,000 for the six months ended May 27, 2006 compared to $3,701,000 of cash used in continuing operations for the six months ended May 28, 2005. During the period, we used cash provided by continuing operating activities to purchase fixed assets and reduce the amounts owed under our factoring credit facilities. Our cash balance was $564,000 as of May 27, 2006, including $44,000 cash balance reported as a discontinued asset.

We are dependent on credit arrangements with suppliers and factoring and inventory based lines of credit agreements for working capital needs. From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior management and from members of our Board of Directors.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers. For the remainder of fiscal 2006, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based credit facilities with CIT; (ii) reducing operating expenses by continuing to carry out certain strategic initiatives, which included the sale of assets of our private label apparel division completed in May 2006; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; and (v) increasing collection efforts on existing accounts receivable.

In January 2006, we announced that our Board of Directors decided to explore strategic initiatives related to our business and the hiring of an investment bank to assist us in evaluating these initiatives, which may include the possible sale of some or all of our assets. On February 24, 2006, we engaged Piper Jaffray & Co. to advise us on strategic alternatives to enhance stockholder value. While exploring our strategic alternatives, we intend to capitalize on our best performing asset, our Joe’s Jeans® brand. In May 2006, we completed the sale of certain of our assets of our private label apparel division, which resulted in the assumption by Cygne of certain present and future liabilities we owed. Although no cash was exchanged in the transaction, we reduced or eliminated (i) our long term debt by eliminating the remaining amount of the note payable we owed to Azteca, which was $7,937,000; (ii) our other related party liabilities by $2,500,000; (iii) certain other liabilities associated with our outstanding purchase orders and inventory schedules; and (iv) our obligation to continue to pay the earn-out under the original asset purchase agreement to Azteca.

Our ability to fund our operating expenses and working capital during the remainder of fiscal 2006 is based upon the assumption that we accomplish the following:

•                  Enter into a sublease arrangement for our lease obligations for space in New York originally leased in connection with the launch and support of our Fetish™ and Shago branded apparel lines.

•                  Focus our efforts and resources on increasing the profitability of our Joe’s Jeans® branded apparel line, through continuing to (i) increase our overall net sales, which includes sales from the recent addition of a men’s denim line; (ii) grow in the international and domestic markets at a realistic rate based upon our historical growth rate for this brand; (iii) increase our gross margins by outsourcing our production of finished goods to a lower cost sourcing partner; and (iv) improve the management of our inventory through implementation of better forecasting and planning procedures.

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

We obtain advances under the Factoring Facilities at 85% of factored invoices up to the $1,000,000 maximum availability under the inventory security agreement. As of May 31, 2006, based upon CIT’s month-end statement closest to the end of our second fiscal quarter, our availability with CIT was approximately $326,000 under the Factoring Facilities. This amount fluctuates on a daily basis based upon our invoicing and collection related activity. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement. The agreements may be terminated by our subsidiaries, upon 60 days advanced written notice prior to June 30, 2007 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that we pay to CIT to factor accounts, on which CIT bears some or all of the credit risk, is at 0.4% and the interest rate associated with borrowings under the inventory lines and factoring facility is at the Chase prime rate. As of May 27, 2006, the Chase prime rate was 7.75%.

In addition, in the event we need additional financing, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to our availability on our inventory line of credit.

We record our accounts receivable on the balance sheet net of accounts receivable factored with CIT. In the event our loan balance with CIT exceeds the face value of the receivables, net of allowances factored with CIT, we record the difference between the face value of the factored receivables, net of allowances and the outstanding loan balance as a liability on our balance sheet as “Due to Factor.”

As of May 27, 2006, we had $7,079,000 of factored accounts receivable, net of allowances with CIT and a loan balance of $6,645,000, including a discontinued operations balance. We had two open letters of credit outstanding in the aggregate amount of $20,000 as of May 27, 2006.

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

Long-Term Debt

In connection with the sale of certain of our assets of our private label division completed in May 2006, we eliminated our long term debt, which consisted of a promissory note payable to Azteca issued in connection with the original acquisition of the assets in July 2003. The remaining principal balance of the note was $7,937,000 as of the date of the completion of the asset sale.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Note 2 — Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 26, 2005 are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The balance in the allowance for customer credits and other allowances was $723,000 and $412,000 for the periods ending May 27, 2006 and November 26, 2005, respectively for continuing operations.

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

For fiscal 2005, we recognized an impairment charge of $12,572,000 for goodwill related to our private label business. We determined that the fair value of our private label business was not adequate to sustain the amount of goodwill allocated to this line of operations and accordingly, recognized a permanent impairment loss as part of operating income for fiscal 2005. The principal factors that resulted in the impairment loss were the future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations. On March 31, 2006, we entered into a definitive asset purchase agreement for the sale of certain of our assets from our private label division to Cygne. In May 2006, after receiving stockholder approval, we sold these assets pursuant to the asset purchase agreement. We recorded a loss on the sale of these assets in the amount of $2,533,000 as a result of this transaction.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” for all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values. We refer you to “Note 10 —Stockholders’ Equity” in our Notes to Condensed Consolidated Financial Statements for a discussion on this recent accounting pronouncement and its effect on us.

Item 3.    Quantitative and Qualitative Information About Market Risk.

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and changes in our credit standing.

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

Our products are manufactured by contractors located in Los Angeles, Mexico, Turkey and to a limited extent, Europe and Asia, including Hong Kong and China. We have historically used contractors in other countries, such as Korea, Vietnam and India. Our products are then distributed out of Los Angeles or directly from the factory to the customer. Under our purchase order arrangement for the manufacture of branded apparel products in Mexico by Azteca, we advance the funds to purchase raw materials anticipated for production, which primarily includes fabric. We then pay for the production cost less credit for the advances on raw materials. We purchase products in various stages of production from partial to completed finished goods.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 27, 2006, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and 15d-15.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the second quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A.     Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 26, 2005 or in our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 21, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

(a)             None.

(b)            There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, including adoption of procedures by which our stockholders may recommend nominees to the our board of directors.

Item 6.    Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

July 6, 2006	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer) and Director

July 6, 2006	/s/ Richard A. Quiroga
Richard A. Quiroga
Senior Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.