Form 10-Q
period 2006-08-26
INNOVO GROUP INC
filed 2006-10-05
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  0-18926

INNOVO GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5901 South Eastern Avenue, Commerce, California	90040
(Address of principal executive offices)	(Zip Code)

(323) 837-3700
(Registrant’s telephone number, including area code)

5804 East Slauson Avenue, Commerce, California 90040
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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 4, 2006 was 34,343,454.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	08/26/06	11/26/05
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$226	$560
Accounts receivable, net of allowance for customer credits and returns of $1,515 (2006) and $412 (2005)	793	60
Inventories, net	8,152	12,083
Due from related parties, net	—	2,781
Prepaid expenses and other current assets	382	96
Assets of discontinued operations	112	11,233
Total current assets	9,665	26,813

Property and equipment, net	855	428
Goodwill	20	20
Intangible assets, net	212	248
Other assets	134	87

Total assets	$10,886	$27,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,607	$3,859
Due to factor	—	2,855
Due to related parties, net	1,777	54
Liabilities of discontinued operations	98	9,271
Total current liabilities	7,482	16,039

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 80,000 shares authorized 34,455 shares issued and 34,343 outstanding (2006) and 33,414 shares issued and 33,302 outstanding (2005)	3,447	3,343
Additional paid-in capital	79,760	78,823
Accumulated deficit	(77,027)	(67,833)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	3,404	11,557

Total liabilities and stockholders’ equity	$10,886	$27,596

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share data)

	Three months ended		Nine months ended
	08/26/06	08/27/05	08/26/06	08/27/05
	(unaudited)		(unaudited)
Net sales	$12,448	$12,600	$32,662	$28,424
Cost of goods sold	7,485	7,830	22,648	16,901
Gross profit	4,963	4,770	10,014	11,523

Operating expenses
Selling, general and administrative	5,168	5,166	16,396	13,657
Depreciation and amortization	78	53	200	125
	5,246	5,219	16,596	13,782
Loss from continuing operations	(283)	(449)	(6,582)	(2,259)
Interest expense	(133)	(140)	(378)	(634)
Other income (expense)	—	—	(68)	7
Loss from continuing operations, before taxes	(416)	(589)	(7,028)	(2,886)
Income taxes	13	3	28	21

Loss from continuing operations	(429)	(592)	(7,056)	(2,907)

Income (loss) from discontinued operations, net of tax	(95)	2,007	(2,138)	4,209
Net income (loss)	$(524)	$1,415	$(9,194)	$1,302

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	$(0.01)	$(0.02)	$(0.21)	$(0.09)
Earnings (loss) from discontinued operations	0.00	0.06	(0.06)	0.13
Earnings (loss) per common share - Basic	$(0.01)	$0.04	$(0.27)	$0.04

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	$(0.01)	$(0.02)	$(0.21)	$(0.09)
Earnings (loss) from discontinued operations	0.00	0.06	(0.06)	0.13
Earnings (loss) per common share - Diluted	$(0.01)	$0.04	$(0.27)	$0.04

Weighted average shares outstanding
Basic	34,343	33,286	33,691	31,489
Diluted	34,343	33,286	33,691	31,489

The accompanying notes are an integral part of these financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	08/26/06	08/27/05
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used in) continuing activities	$3,187	$(2,976)
Cash provided by (used in) discontinued operations	574	(5)
Net cash provided by (used in) operating activities	3,761	(2,981)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(612)	(331)
Cash used in continuing activities	(612)	(331)
Cash provided by (used in) discontinued operations	614	(26)
Net cash provided by (used in) investing activities	2	(357)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	(2,855)	885
Payments on note payable officer	—	(439)
Proceeds from promissory note - former officer	—	703
Exercise of stock options	—	567
Exercise of warrants	—	2,284
Payment of stock issuance expense	—	(6)
Net cash (used in) provided by continuing activities	(2,855)	3,994
Cash used in discontinued operations	(1,242)	(201)
Net cash (used in) provided by financing activities	(4,097)	3,793

NET CHANGE IN CASH AND CASH EQUIVALENTS	(334)	455

CASH AND CASH EQUIVALENTS, at beginning of period	560	312

CASH AND CASH EQUIVALENTS, at end of period	$226	$767

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Additional		Promissory		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Note - former	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Officer	Stock	Equity

Balance, November 27, 2004	194	$—	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$20,279
Net loss	—	—	—	—	—	1,302	—	—	1,302
Payment of promissory note - former officer	—	—	—	—	—	—	703	—	703
Redemption of preferred stock	(194)	—	—	—	—	—	—	—	—
Conversion of Convertible notes to common stock	—	—	2,560	256	4,129	—	—	—	4,385
Common stock registration related expense	—	—	—	—	(6)	—	—	—	(6)
Exercise of stock options	—	—	623	63	470	—	—	(188)	345
Exercise of warrants	—	—	965	97	2,187	—	—	—	2,284

Balance, August 27, 2005 (unaudited)	—	$—	33,414	$3,343	$78,823	$(50,098)	$—	$(2,776)	$29,292

Balance, November 26, 2005	—	$—	33,414	$3,343	$78,823	$(67,833)	$—	$(2,776)	$11,557
Net loss	—	—	—	—	—	(9,194)	—	—	(9,194)
Common stock issued to related party	—	—	1,041	104	(104)	—	—	—	—
Stock-based compensation	—	—	—	—	1,041	—	—	—	1,041

Balance, August 26, 2006 (unaudited)	—	$—	34,455	$3,447	$79,760	$(77,027)	$—	$(2,776)	$3,404

The accompanying notes are an integral part of these financial statements

INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended August 26, 2006 and August 27, 2005 and the related footnote information have been prepared on a basis consistent with Innovo Group’s audited consolidated financial statements as of November 26, 2005 contained in Innovo Group’s Annual Report on Form 10-K for the year ended November 26, 2005, or the Annual Report.  Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.  Currently, Innovo Group has only one segment of operations - apparel.  Historically, Innovo Group operated in two segments - apparel and accessories.

As a result of the sale of assets related to certain areas of its operations, Innovo Group has reclassified and reported the following operating divisions of its various subsidiaries as “Discontinued Operations”:  (1) its craft and accessories division operated under its Innovo Inc. subsidiary, or Innovo, sold in May 2005; (2) its former headquarters in Springfield, Tennessee that was used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006; and (3) its private label apparel division operated by its IAA subsidiary and sold in May 2006.  Continuing operations include the results of Innovo Group’s branded apparel business, including certain terminated branded apparel lines, which were not separate operating divisions and thus, not considered to be part of Innovo Group’s “Discontinued Operations.”

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 26, 2006 are not necessarily indicative of the results anticipated for the entire year ending November 25, 2006.

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

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost, as determined by the first-in, first-out method, or market.  Inventories consisted of the following (in thousands):

	08/26/06	11/26/05

Finished goods	$4,904	$10,396
Work in progress	2,077	1,381
Raw materials	2,328	4,015
	9,309	15,792
Less allowance for obsolescence and slow moving items	(1,157)	(3,709)
	$8,152	$12,083

NOTE 3 – SALE OF CERTAIN ASSETS OF PRIVATE LABEL APPAREL DIVISION

On March 31, 2006, Innovo Group and its IAA subsidiary entered into an Asset Purchase Agreement, or Cygne APA, with Cygne Designs, Inc., or Cygne.  Pursuant to the Cygne APA, Innovo Group agreed to sell to Cygne certain assets related to its private label apparel division.  These assets include the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca Production International, Inc., or Azteca, entered into under the original asset purchase agreement between IAA and Azteca.  In exchange for the purchased assets, Cygne agreed to assume certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca under the original asset purchase agreement (and as more fully described in “Note 4 – Related Party Transactions”), certain other liabilities owed in connection with the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the Cygne APA, the obligation to continue to pay the earn-out under the original asset purchase agreement and the assumption of the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction at the time of execution of the Cygne APA was estimated to be $10,437,000, subject to certain permitted adjustments on the closing date.  On May 12, 2006, Innovo Group conducted its annual meeting of stockholders and its stockholders approved the sale of its private label apparel division pursuant to the Cygne APA.  Immediately thereafter, Innovo Group and Cygne closed the transaction.  No cash was transferred at closing and each party was responsible for its respective transaction costs.  Innovo Group recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.

The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and Innovo Group’s resulting loss on the sale of these assets (in thousands):

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (Liabilities assumed by buyer)	10,437

Net intangible asset - customer relationship	9,469
Raw material inventory	3,360
Loss on disposition of property and equipment	36
Net book value of assets sold	12,865

Loss, before transaction costs	2,428
Transaction costs	186
Loss on sale of Private Label Apparel Division	$2,614

NOTE 4 –RELATED PARTY TRANSACTIONS

As of August 26, 2006 and November 26, 2005, Innovo Group’s related party balance consisted of amounts due (to) or due from certain related parties, as further described below, as follows:

	(in thousands)
	8/26/2006	11/26/05

Commerce Investment Group and affiliates	$(1,594)	$2,781
JD Design	(183)	(54)
Due (to) from related parties, net	$(1,777)	$2,727

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

The following table represents charges from the affiliated companies pursuant to Innovo Group’s relationship with them, including its discontinued operations, as follows:

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	8/26/06	8/27/05	8/26/06	8/27/05
Continuing operations
Purchase order arrangements	$6,661	$795	$8,611	$1,919
Verbal facilities arrangement	28	109	255	242
Discontinued operations
Supply agreement / Purchase order arrangements	208	19,929	16,850	50,739
Earn-out due to Sweet Sportswear	4	436	248	1,120
Verbal facilities agreement	—	181	302	543
Principal and interest on note payable	—	273	1,087	518
Supply and Distribution agreement	—	—	—	639

Continuing Operations - Purchase order arrangement

Due to a preexisting relationship with AZT International SA de CV, a Mexican corporation and wholly owned subsidiary of Azteca, or AZT, as a supplier of finished goods for its discontinued private label operations, Innovo Group utilizes AZT as a supplier on a purchase order basis for certain of its Joe’s Jeans® denim products.  Under this arrangement, Innovo Group advances the funds to purchase raw materials, which primarily includes fabric, anticipated for production of its products.  Innovo Group pays AZT for the production cost less credit for the advances on raw materials.  Innovo Group purchases these products in various stages of production from partial to completed finished goods.

Continuing Operations - Verbal facilities arrangement

Until mid-July 2006, Innovo Group utilized space for its headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, Innovo Group paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, Innovo Group moved its headquarters and principal executive offices to nearby office and warehouse space at 5901 Eastern Avenue, Commerce, California and accordingly, no longer has any obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations – Supply Agreement

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  After the expiration of the supply agreement, Innovo Group continued to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in Note 3 above, Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

Discontinued Operations - Earn-out due to Sweet Sportswear LLC

The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  Under the terms of the Cygne APA, Cygne assumed the future liability associated with this payment.

Discontinued Operations - Principal and interest on note payable

Innovo Group had originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of 6% and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Under the terms of the Cygne APA, Cygne assumed the remaining principal balance of the Blue

Concept Note.  On May 12, 2006, pursuant to the closing of the transaction, Azteca released Innovo Group from any and all remaining obligations under the Blue Concept Note and the Blue Concept Note has been reclassified as a discontinued operation liability.  Under the terms of the original asset purchase agreement, in addition to the shares previously issued, Innovo Group issued on May 17, 2006 an additional 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  This share issuance has been recognized in the Statement of Stockholders’ Equity.

Discontinued Operations - Craft and accessories business segment

In August 2000, Innovo Group entered into a supply agreement and a distribution agreement for its craft products with Commerce.  In connection with the sale of the craft inventory and certain other assets of its Innovo subsidiary in May 2005, both the supply agreement and the distribution agreement were terminated.

Aggregate balances by entities

As of August 26, 2006 and November 26, 2005, respectively, the balances due (to) or due from these related parties and certain of their affiliates are as follows:

	(in thousands)
	8/26/2006	11/26/05

AZT International SA de CV	$(1,940)	$56
AZT International SA de CV - Raw Material Advances	3,922	—
Commerce Investment Group	(3,598)	5,667
Sweet Sportswear, LLC	(4)	(3,079)
Owenslab Jean, LLC	—	61
Team Pro International	—	19
Blue Concepts, LLC/Yanuk	—	57
Cygne Design	26	—
	$(1,594)	$2,781

The AZT balances represent the balances due as a result of Innovo Group’s current production efforts in Mexico for our branded label apparel production.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in Note 3 above, Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that Innovo Group continues to be obligated for after the completion of the transaction with Cygne.  The balance of $26,000 due from Cygne represents the amount Innovo Group is owned by Cygne for various reimbursable expenses related to the transition of the private label division.

Joe’s Jeans License

On February 7, 2001, Innovo Group acquired a license for the rights to the Joe’s Jeans label from JD Design, LLC, or JD Design, along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of Innovo Group’s common stock and a warrant contingent on certain sales and gross margins which were not met and therefore, not eligible for exercise.

Additionally, Joe Dahan, the designer of the Joe’s Jeans line and managing member of JD Design, joined Innovo Group as President of its wholly owned subsidiary, Joe’s Jeans, Inc.  Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  This option was exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales of its licensed products to JD Design.  In October 2005, Innovo Group granted JD Design the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products.  In addition, Innovo Group had a verbal arrangement to pay JD Design a design fee of 3% of net sales for assistance related to designs for its indie™ products, the line of business that Innovo Group exited in early 2006.

For the three and nine months ended August 26, 2006 and August 27, 2005, the following table sets forth royalties, fees and income related to JD Design.

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	8/26/06	8/27/05	8/26/06	8/27/05
Expense (income):
Joe’s Jeans royalty expense	$372	$367	$935	$791
indie Design Fee	2	7	40	25
Children’s license, royalty income	(14)	—	(40)	—

NOTE 5 – LOSS FROM DISCONTINUED OPERATIONS

During fiscal 2004, Innovo Group made the decision to market for sale its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and to offer for sale the assets of its craft and accessory segment of operations conducted through its Innovo subsidiary.  On May 17, 2005, Innovo Group completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Innovo Group completed the sale of each of the four separate buildings that served as its former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000.  Innovo Group also paid off the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, Innovo Group received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of August 26, 2006, $2,000 of the promissory note has been included on Innovo Group’s balance sheet under “Other current assets” and $47,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

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

The assets and liabilities of the discontinued operations are presented in the unaudited condensed consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations are as follows:

	(in thousands)
			Private
	Innovo,	Leaseall	Label
	Inc.	Management	Business	Total
August 26, 2006
Cash and cash equivalents	—	—	$19	$19
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $0 (2006)	—	—	70	70
Inventories	—	—	23	23

Assets of discontinued operations	—	—	$112	$112

Accounts payable and accrued expenses	—	—	$98	$98

Liabilities of discontinued operations	—	—	$98	$98

November 26, 2005
Cash and cash equivalents	$5	—	$68	$73
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $23 (2005)	—	16	8	24
Inventories	—	—	366	366
Prepaid expenses and other current assets	—	18	20	38
Property, Plant and Equipment, net	—	599	59	658
Intangible assets, net	—	—	10,074	10,074

Assets of discontinued operations	$5	$633	$10,595	$11,233

Accounts payable and accrued expenses	—	$5	$87	$92
Due to factor	—	—	$130	130
Note payable	—	$287	—	287
Note payable - related party	—	—	8,762	8,762
Liabilities of discontinued operations	—	$292	$8,979	$9,271

The following table sets forth the loss from the discontinued operations of each period.

	(in thousands)
			Private
		Leaseall	Label
	Innovo, Inc.	Management	Business	Total

Three months ended August 26, 2006
Net sales	$—	$—	$482	$482
Pre-tax loss from operations	—	—	(14)	(14)
Loss on sale of assets	—	—	(81)	(81)
Income tax	—	—	—	—
Discontinued operations, net of tax	$—	$—	$(95)	$(95)

Three months ended August 27, 2005
Net sales	$—	$—	$23,752	$23,752
Pre-tax income (loss) from operations	(45)	(16)	2,070	2,009
Gain on sale of assets	—	—	—	—
Income tax	1	1	—	2
Discontinued operations, net of tax	$(46)	$(17)	$2,070	$2,007

Nine months ended August 26, 2006
Net sales	$—	$—	$20,483	$20,483
Pre-tax income (loss) from operations	(4)	(34)	498	460
Gain (loss) on sale of assets	—	16	(2,614)	(2,598)
Income tax	—	—	—	—
Discontinued operations, net of tax	$(4)	$(18)	$(2,116)	$(2,138)

Nine months ended August 27, 2005
Net sales	$2,490	$—	$60,424	$62,914
Pre-tax income (loss) from operations	(263)	(96)	4,192	3,833
Gain on sale of assets	377	—	—	377
Income tax	1	—	—	1
Discontinued operations, net of tax	$113	$(96)	$4,192	$4,209

Pre-tax income (loss) from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 6 – ACCOUNTS RECEIVABLE, FACTOR FINANCING AND DUE (TO) FACTOR

Accounts receivable and due to factor consist of the following (in thousands):

	Continuing operations		Discontinued operations
	08/26/06	11/26/05	08/26/06	11/26/05

Non-recourse receivables	$6,747	$3,435	$147	$3,654
Client recourse receivables	2,345	1,989	84	70
Total receivables assigned to factor	9,092	5,424	231	3,724
Allowance for customer credits and doubtful accounts	(907)	(796)	—	(67)
Net loan balance from factor	(7,656)	(7,483)	(161)	(3,787)

Due from (to) factor	$529	$(2,855)	$70	$(130)

Non-factored accounts receivable	872	472	—	47
Allowance for customer credits and doubtful accounts	(608)	(412)	—	(23)
Accounts receivable, net of allowance	$793	$60	$70	$24

Innovo Group bears the risk of payment in the event of non-payment by the customers for the client recourse receivables sold to factor for both continuing and discontinued operations.  Innovo Group records its accounts receivable on the balance sheet net of receivables factored with CIT.  Further, in the event its loan balance with CIT exceeds the face value of the receivables factored, net of allowances, with CIT, Innovo Group records the difference as a liability on its balance sheet as “Due to Factor.”

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT.  Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively with the factoring agreements referred to as the Factoring Facilities.  These Factoring Facilities give Innovo Group, through its operating subsidiaries, the ability to obtain cash in advance from the sale of certain of its account receivables for up to 85% of the face amount of the factored receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer, and also allow Innovo Group to obtain advances for up to 50% of the value of certain eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of cash available or advances made to us pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  During fiscal 2006, this personal guarantee by Mr. Furrow allowed Innovo Group to obtain advances under the existing Factoring Facilities.

Presently, Innovo Group obtains funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement of up to $1,000,000 of maximum availability.  As of August 26, 2006, Innovo Group’s availability with CIT was approximately $341,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.  With the sale and cessation of operations for certain divisions and business lines, Innovo Group is primarily utilizing the Factoring Facilities of its Joe’s Jeans subsidiary; however, certain of its other subsidiary Factoring Facilities have limited activity.

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

The factoring rate that Innovo Group pays to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which Innovo Group bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25% plus the Chase prime rate.  As of August 26, 2006, the Chase prime rate was 8.25%.

In addition, in the event Innovo Group needs additional funds, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to availability under the Factoring Facilities.

As of August 26, 2006, Innovo Group had $8,416,000 of factored accounts receivable, net of allowances, with CIT and a loan balance of $7,817,000, including a discontinued operations balance.  Innovo Group had seven open letters of credit outstanding in the aggregate amount of $220,000 as of August 26, 2006.

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	08/26/06	08/27/05	08/26/06	08/27/05
Basic Earnings (Loss) per share Computation:
Numerator
Loss from continuing operations	$(429)	$(592)	$(7,056)	$(2,907)
Income (loss) from discontinued operations	(95)	2,007	(2,138)	4,209
Net income (loss)	$(524)	$1,415	$(9,194)	$1,302

Denominator:
Weighted average common shares outstanding	34,343	33,286	33,691	31,489

Earnings (Loss) per Common Share - Basic
Loss from continuing operations	$(0.01)	$(0.02)	$(0.21)	$(0.09)
Income (loss) from discontinued operations	(0.00)	0.06	(0.06)	0.13
Net income (loss)	$(0.01)	$0.04	$(0.27)	$0.04

Diluted Earnings (Loss) per share Computation:
Numerator
Loss from continuing operations	$(429)	$(592)	$(7,056)	$(2,907)
Income (loss) from discontinued operations	(95)	2,007	(2,138)	4,209
Net income (loss)	$(524)	$1,415	$(9,194)	$1,302

Denominator:
Weighted average common shares outstanding	34,343	33,286	33,691	31,489
Effect of dilutive securities:
Options and warrants	—	—	—	—
Convertible notes	—	—	—	—
Dilutive potential common shares	34,343	33,286	33,691	31,489

Earnings (Loss) per Common Share - Dilutive
Loss from continuing operations	$(0.01)	$(0.02)	$(0.21)	$(0.09)
Income (loss) from discontinued operations	(0.00)	0.06	(0.06)	0.13
Net income (loss)	$(0.01)	$0.04	$(0.27)	$0.04

Potentially dilutive options and warrants in the aggregate of 4,720,629 and 4,802,296 for the three and nine months ended August 26, 2006 and August 27, 2005, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

NOTE 9 –INCOME TAXES

Innovo Group’s income tax expense for the nine months ended August 26, 2006 and August 27, 2005, respectively, represents estimated state income and franchise tax expense.  For the 2006 period, Innovo Group recorded $28,000 of income tax.  For the 2006 and 2005 periods, the effective tax rate differs from the statutory rate primarily as a result of the accrual for state taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

In April 2002, Innovo Group issued 195,295 shares of $100, 8% Series A Redeemable Cumulative Preferred Stock, or Series A Shares, to certain holders in connection with its Innovo Realty Inc., or IRI, subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.  The holders of the Series A Shares were the sellers of the apartment complexes. During the first quarter of fiscal 2004, there were approximately 194,000 shares outstanding.  In April 2005, Innovo Group executed a settlement agreement with the holders of its Series A Shares and redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty, Inc. subsidiary.  No shares were outstanding as of November 26, 2005 and August 26, 2006, respectively.

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

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  As of August 26, 2006, options to purchase up to 200,000 remained outstanding under our 2000 Employee Plan.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  On May 12, 2006, 1,050,000 options were forfeited by employees under the 2000 Employee Plan.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expired ten years after the date of grant.  The exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  As of August 26, 2006, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance to 4,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  As of August 26, 2006, 626,839 shares remain available for issuance under the 2004 Incentive Plan.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group as well as a provision that allows forfeited or unexercised options that have expired to be available again for future issuance.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Innovo Group requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.

The following table summarizes the stock option activity for all plans for the periods indicated (in actual amounts):

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Options	price	Life (Years)	Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	1,500,000	1.02
Exercised	—	—
Expired	—	—
Forfeited/ cancelled	(1,681,667)	(2.24)
Outstanding at August 26, 2006	3,942,296	$1.73	8.2	$9,231

Exercisable and vested at August 26, 2006	3,942,296	$1.73	8.2	$9,231

Weighted average per option fair value of options granted during the year		$0.35

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Options	price	Life (Years)	Value

Outstanding at November 27, 2004	3,198,554	$1.93
Granted	1,525,000	4.27
Exercised	(699,591)	(1.25)		$2,266,339
Expired	—	—
Forfeited	—	—
Outstanding at August 27, 2005	4,023,963	$2.94	8.5	$517,116

Exercisable and vested at August 27, 2005	3,784,380	$2.99	8.4	$460,825

Weighted average per option fair value of options granted during the year		$2.70

Information regarding stock options outstanding as of August 26, 2006 is as follows:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining	Number of	Remaining
Exercise	Number of	Contractual	options	Contractual
Price	shares	Life	vested	Life

$0.39	102,564	4.3	102,564	4.3
$1.00	40,000	5.7	40,000	5.7
$1.02	2,475,000	9.0	2,475,000	9.0
$1.27	31,496	6.3	31,496	6.3
$1.30	29,486	6.7	29,486	6.7
$1.58	163,750	7.8	163,750	7.8
$1.63	450,000	8.0	450,000	8.0
$2.40	200,000	1.3	200,000	1.3
$5.91	450,000	8.8	450,000	8.8

	3,942,296		3,942,296

The following table summarizes the stock option activity by plan.

	Total	2004	2000	2000
	Number of	Incentive	Employee	Director
	Shares	Plan	Plan	Plan

Outstanding at November 26, 2005	4,123,963	2,670,417	1,250,000	203,546
Granted	1,500,000	1,500,000	—	—
Exercised	—		—	—
Forfeited/ cancelled	(1,681,667)	(631,667)	(1,050,000)	—
Outstanding at August 26, 2006	3,942,296	3,538,750	200,000	203,546

Exercisable at August 26, 2006	3,942,296	3,538,750	200,000	203,546

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share Based Payment,” which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Innovo Group adopted SFAS No. 123(R) utilizing the “modified prospective” basis method on November 27, 2005, the beginning of its 2006 fiscal year.  A “modified prospective” method is where compensation cost is recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date.  Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for Innovo Group and prior periods have not been restated.  If Innovo Group had elected to recognize compensation cost for stock options based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the pro forma net loss and net loss per share for the three and nine months ended August 27, 2005, would have been as follows:

	August 27 ,2005
	Three months ended	Nine months ended
	(in thousands, except per share data)

Net income as reported	$1,415	$1,302
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards	4,123	4,826
Pro forma net loss	$(2,708)	$(3,524)

Net income (loss) per share
As reported - basic	$0.04	$0.04
As reported - diluted	$0.04	$0.04

Pro forma - basic	$(0.08)	$(0.11)
Pro forma - diluted	$(0.08)	$(0.11)

The total stock based compensation expense for the three months ended August 26, 2006 was $19,000 and the nine months ended August 26, 2006 was $1,041,000.  For existing grants that were not fully vested, for the three months and nine months ended August 26, 2006, there was a total of $19,000 and $128,000, respectively, of stock based compensation expense.  All granted options have vested in full as of August 26, 2006.  As a result, Innovo Group does not expect to record any additional stock-based compensation expenses associated with existing options.  During the first quarter of fiscal 2006, Innovo Group also recorded a stock based compensation charge of $213,000 related to the modification of certain stock options of its former CEO pursuant to his severance agreement.  Under the general terms and conditions of the option agreements granted pursuant to the 2004 Incentive Plan, if the optionee’s Continuous Service (as defined in the 2004 Incentive Plan) is terminated for any reason other than death or Disability or Cause (as defined in the 2004 Incentive Plan), all vested options only remain exercisable for a period of three months following the termination date.  As a result of this prohibition on exercise after three months following an optionee’s termination date, under the severance agreement with its former CEO, Innovo Group agreed to delete this provision in its entirety, thus giving him the benefit of the full term of the option, or ten years from the date of grant, in which to exercise such options.

During the second quarter of fiscal 2006, Innovo Group granted options to purchase up to 1,500,000 shares of its common stock to its directors and employees pursuant to the 2004 Incentive Plan.  In May 2006, Innovo Group’s Compensation Committee of its Board of Directors approved a direct amendment under the terms of the 2004 Incentive Plan to reduce the exercise price for certain previously granted options for certain participants to $1.02, which was the closing price on May 12, 2006.  In addition, two employees forfeited previous option grants to purchase 1,050,000 shares of common stock pursuant to the 2000 Employee Plan in exchange for a grant of new options pursuant to the 2004

Incentive Plan.  The aggregate charges recorded for this repricing activity was approximately $413,000.  In addition in the second quarter of fiscal 2006, Innovo Group granted fully vested options to purchase 450,000 shares of common stock, in the aggregate, to members of its Board of Directors which resulted in a stock-based compensation charge of $288,000.

As a result of adopting Statement 123(R) on November 27, 2005, Innovo Group’s loss from continuing operations, loss before income taxes, net income and cash flow from operations for the three and nine months ended August 26, 2006 are $19,000 and $1,041,000 higher, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As there were no exercises of options in the nine months ended August 26, 2006, there was no effect on cash flow from financing activities or operations related to excess tax benefits as a result of adopting Statement 123(R).  Basic and diluted loss per share for the three and nine months ended August 26, 2006 would have been $0.01 and $0.24, respectively, if Innovo Group had not adopted Statement 123(R), compared to a reported basic and diluted loss per share of $0.01 and $0.27, respectively as reported.

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

NOTE 11 – COMMITMENTS

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group.  Under the terms of the agreement that automatically terminates on February 24, 2007 unless terminated earlier, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which may be credited against a Transaction Fee (as defined in the Agreement), if any.  In the event that Innovo Group does not consummate a transaction or terminates the agreement early, Innovo Group is obligated to pay to Piper a termination fee of $200,000 in addition to the retainer fee previously paid.  This amount represents Innovo Group’s minimum commitment under the agreement.  Innovo Group is not required to pay any Transaction Fee for the sale of its indie™ product line or the private label business.  If a transaction is entered into during the term of the agreement or within a year after termination, then Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value.  Either party may terminate the agreement with or without cause upon ten (10) days advanced written notice to the other party.  Innovo Group is amortizing the $200,000 termination fee over the twelve month period of the expected life of the contract during which services are to be performed.  Innovo Group has charged to expense $100,000 in the nine months ended August 26, 2006.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Significant Non-cash transactions

During the nine months ended August 27, 2005, Innovo Group converted $4,385,000 of convertible promissory notes into 2,560,000 shares of common stock pursuant to the terms of the notes.

On May 12, 2006, Innovo Group sold certain assets of its private label apparel division for a purchase price $10,437,000, which included the assumption of a note payable for $7,937,000 and the assumption of certain liabilities of the division.  The liabilities assumed included an aggregate balance due to certain of Innovo Group’s related parties in the amount of $2,500,000.  As a result of the sale of these assets, Innovo Group recognized a non-cash loss on the sale of the assets of $2,428,000.  Including approximately $186,000 of Innovo Group’s transaction costs, Innovo Group recognized an aggregate loss on the sale of the assets of $2,614,000.  Included in the aggregate loss on sale of the assets is $36,000 for certain property and equipment that Innovo Group disposed of or abandoned as part of discontinuing these operations.

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

NOTE 13 – SUBSEQUENT EVENTS

In September 2006, Innovo Group executed an assignment and assumption of sublease to assign its lease obligations for space in New York originally leased in connection with the launch and support of its Fetish™ and Shago® branded apparel lines.  This assignment and assumption of sublease will be effective upon Innovo Group obtaining all necessary consents and satisfaction of all conditions under the terms of the master lease and sublease agreements and satisfaction of all conditions under the assignment and assumption agreement.  In connection with the assignment and assumption, Innovo Group agreed to pay DWI Holdings, Inc., the assignee, an assignment fee of $200,000, which represents a lump sum payment for the difference in the per month rent obligation Innovo Group would owe to its landlord and the amount the assignee will be paying for the remaining term of the sublease.  Innovo Group expects to incur approximately an additional $100,000 in miscellaneous expenses associated with entering into this assignment and assumption agreement, including real estate commissions.  The original guaranty of payment for the sublease entered into by Innovo Group remains in effect until the end of the original term of the sublease, which is July 2009.

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

The following discussion provides information and analysis of our results of operations for the three and nine month period ended August 26, 2006 and August 27, 2005, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine month periods ended August 26, 2006 and August 27, 2005.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of denim apparel products.  Our products historically have consisted of Joe’s Jeans®, other branded products, such as indie™, and private label denim and denim related products.  Joe’s is designed, developed and marketed by us internally pursuant to a license agreement and indie™ is a proprietary brand owned by us.  In May 2006, we sold the assets of our private label apparel division to Cygne Designs, Inc., or Cygne, including our private label customer list, which consisted of American Eagle Outfitters, Inc., or AEO, and Target Corporation, or Target.  As a result of this transaction, we exited our private label apparel division of operations.  In January 2006, we announced that we were exiting our operation of our indie™ branded apparel line and by the end of June 2006, all remaining indie™ finished goods inventory had been sold.  As a result of these divestitures, going forward our continuing operation consists of Joe’s Jeans® branded apparel line.

We do not manufacture any of our apparel products and rely on third party manufacturers to manufacture our products for distribution.  We primarily manufacture our branded apparel products in Mexico and the United States and utilize an existing manufacturing relationship with certain related parties for the manufacture of our products in Mexico.  A majority of our branded apparel products originate in Mexico and we purchase our products in various stages of production from partial to completed finished goods.  We sell our products to numerous retailers, which include major department stores, specialty stores and mass market retailers, and distributors.

Our business is seasonal.  The majority of our marketing and sales activities take place from late fall to early spring.  The greatest volume of shipments and sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters and our cash flow is strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix and classification of certain activities as Discontinued Operations, our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Accordingly, our operational performance during the first and second fiscal quarters of our calendar year are historically weak for us and have, in the recent past, resulted in operating losses.  For the third quarter of fiscal 2006, we had a loss from continuing operations of $429,000 compared to $592,000 for the third quarter of fiscal 2005.  The decrease in our loss from continuing operations can be attributed to an increase in our gross profit for our Joe’s Jeans® branded apparel and our other branded product lines as we completed liquidation of the other branded finished goods inventory.  However, these increases were partially offset by an increase in depreciation and amortization expenses.

During the course of fiscal 2006, we began to implement certain strategic initiatives to restructure, improve and focus our operations on our growing Joe’s Jeans® brand.  Consistent with this intent, we entered into several transactions that allowed us to focus our efforts on our Joe’s Jeans® line.  First, in April 2006, we announced that we entered into an agreement in the ordinary course of business with Pixior LLC, or Pixior, a Los Angeles-based apparel distribution company, to outsource our product fulfillment services, including our warehousing, distribution and customer services needs for our branded apparel products.  We began operating under this agreement in the third quarter of fiscal 2006.  Second, in May 2006, after stockholder approval, we sold our private label apparel division of operations.  Third, in mid-July 2006, we moved our principal executive offices to space located within Pixior’s current space under a verbal month to month arrangement for the use of general administrative offices.  We pay Pixior $10,000 a month plus a proportional share of our occupancy costs as a facility expense.  This month to month rental payment is in addition to the fee we pay for our product fulfillment services.  Through these strategic divestitures and arrangements, we have been able to eliminate long term debt from our balance sheet and realign our efforts behind our Joe’s Jeans® brand.  In addition, we also expect to see improvement in our general and administrative expenses associated with only one line of operations.  Finally, in February 2006, we engaged Piper Jaffray & Co. to advise us on other strategic alternatives to enhance stockholder value, including but not limited to strategic acquisitions, a combination, sale or merger of us with another entity, and the raising of capital through the sale of securities or assets.

Since Joe’s Jeans® was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs for denim and denim related apparel products.  By focusing our resources on our Joe’s Jeans® brand, we believe that we can continue to increase the brand’s presence in the marketplace by not only continuing to grow our core denim business but also by introducing a women’s sportswear lifestyle collection and a men’s denim line.  The ability for our Joe’s Jeans® brand to be profitable relies, in part, on our ability to (i) increase our overall net sales for Joe’s;

(ii) improve our gross margins; and (iii) improve the management of our inventory.  Our Joe’s brand experienced a 2% overall increase in net sales in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(in thousands)
	08/26/06	08/27/05	$ Change	% Change

Net sales	$12,448	$12,600	$(152)	(1)%
Cost of goods sold	7,485	7,830	(345)	(4)%
Gross profit	4,963	4,770	193	4%
Gross margin	40%	38%

Selling, general & administrative	5,168	5,166	2	0%
Depreciation & amortization	78	53	25	47%
Income (loss) from operations	(283)	(449)	166	(37)%

Interest expense	(133)	(140)	7	(5)%
Other expense	—	—	—	—
Income (loss) from continuing operations, before taxes	(416)	(589)	173	(29)%
Income taxes	13	3	10	333%
Income (loss) from continuing operations	(429)	(592)	163	(28)%

Discontinued operations, net of tax	(95)	2,007	(2,102)	(105)%

Net income (loss)	$(524)	$1,415	$(1,939)	(137)%

Comparison of Three Months Ended August 26, 2006 to Three Months Ended August 27, 2005

Three Months Ended August 26, 2006 Overview

For the three months ended August 26, 2006, or the third quarter of fiscal 2006, our net sales from continuing operations decreased to $12,448,000 from $12,600,000 for the three months ended August 27, 2005, or the third quarter fiscal 2005, a 1% decrease.  Our loss from continuing operations decreased to $429,000 for the third quarter of fiscal 2006 from $592,000 for the third quarter of fiscal 2005.

The decrease in our loss from continuing operations from the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 can be attributed to:

•                  an increase of $193,000 in gross profit for our Joe’s Jeans® branded apparel and our other branded apparel product lines as we completed liquidation of our remaining indie™ and Betsey Johnson® finished goods inventory.

This gross profit increase was partially offset by an increase of 47% in our depreciation and amortization expenses to $78,000 from $53,000.  In addition, our overall net sales decreased by 1% due to termination of our other branded apparel lines and final liquidation of remaining finished goods inventory.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Three months ended
	(in thousands)
				%
	08/26/06	08/27/05	Change	Change
Net Sales
Joe’s Jeans	$12,371	$12,159	$212	2%
Other branded	77	441	(364)	(83)%

	12,448	12,600	(152)	(1)%

Gross Profit
Joe’s Jeans	$4,907	$4,869	$38	1%
Other branded	56	(99)	155	(A)

	4,963	4,770	193	4%

Gross Margin
Joe’s Jeans	40%	40%
Other branded	73%	(22)%

Overall	40%	38%

(A) Not Meaningful

Net Sales

Our net sales from continuing operations decreased to $12,448,000 for the third quarter of fiscal 2006 from $12,600,000 for the third quarter of fiscal 2005, a 1% decrease.

Joe’s Jeans®

The following table represents a summary of our Joe’s Jeans® net sales for the periods indicated.

	Three months ended
	(in thousands)
				%
	08/26/06	08/27/05	Change	Change
Domestic - women	$10,564	$10,117	$447	4%
International - women	1,229	2,042	(813)	(40)%
Men’	564	—	564	(A)
Royalty income	14	—	14	(A)
	12,371	12,159	212	2%

(A) Not Meaningful

Our net sales of our Joe’s branded apparel increased to $12,371,000 for the third quarter of fiscal 2006 from $12,159,000 for the third quarter of fiscal 2005, a 2% increase.  Contributing to our overall net sales increase was an increase in our domestic women’s net sales of $447,000 to $10,564,000 from $10,117,000, a 4% increase.  Our domestic women’s net sales increase can be attributed to increased penetration of our products in department store channels.  In addition, we added $564,000 of men’s net sales as a result of our re-launch of our men’s product line during the first quarter of 2006 and also received $14,000 of royalty income associated with approximately $280,000 in net sales of Joe’s children’s branded apparel line.

Our domestic women’s growth was offset by a decrease in our international women’s net sales.  International net sales of our women’s Joe’s Jeans® products decreased to $1,229,000 in the third quarter of fiscal 2006 from $2,042,000 in the third quarter of fiscal 2005, or a 40% decrease.

Our international women’s net sales decreased as a result of a decrease in sales orders due to delays in earlier quarters in the delivery of samples to our international distributor Beyond Blue for use at major European apparel tradeshows.  The salesperson samples were delayed in part because we utilized the same design calendar for both international and domestic production schedules.  We have since modified our design calendar for our Spring 2007 collection to ensure that salesperson samples are delivered in advance of international tradeshow dates.

Other Branded Apparel

Net sales of other branded apparel for the third quarter of fiscal 2006 and 2005 were represented by sales of remaining indie™ and to a limited extent, Betsey Johnson® inventory.  Our net sales of other branded label products decreased to $77,000 in the third quarter of fiscal 2006 from $441,000 in the third quarter of fiscal 2005, an 83% decrease, as we completed liquidation in the third quarter of fiscal 2006 of a limited amount of all of our remaining finished goods inventory after termination of these branded apparel lines.

Gross Profit

Our gross profit increased to $4,963,000 for the third quarter of fiscal 2006 from $4,770,000 for the third quarter of fiscal 2005, a 4% increase.  Our overall gross margin increased to 40% for the third quarter of fiscal 2006 from 38% for the third quarter of fiscal 2005.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® branded apparel increased to $4,907,000 for the third quarter of fiscal 2006 from a gross profit of $4,869,000 for the third quarter of fiscal 2005, a 1% increase.  Our gross margin percentage for our Joe’s Jeans® branded apparel remained flat at 40% for the third quarter of fiscal 2006 and 2005.  Our Joe’s Jeans® branded apparel gross margin was flat primarily because in the first half of fiscal 2006, we began the process to move certain aspects of our production to Mexico.  In order to meet customer demand and shipping deadlines in the third quarter of fiscal 2006, we brought some partially completed finished goods to the United States for finishing, which increased our cost of production and resulted in margins remaining flat between the third quarter of fiscal 2006 and 2005.  While we hoped that the move of production to Mexico would result in a lower per unit cost during fiscal 2006, it has taken us longer than expected to realize the benefits of this production move.

Other Branded Apparel

Gross profit for our other branded apparel increased to $56,000 for the third quarter of fiscal 2006 from a negative $99,000 for the third quarter of fiscal 2005.  Our gross margin percentage for our other branded apparel increased to 73% for the third quarter of fiscal 2006 from a negative 22% for the third quarter of fiscal 2005.  Our gross profit and gross margin fluctuations were primarily due to the timing of the write downs of inventory in prior periods coupled with sales at prices higher than our estimated liquidated value during the liquidation of the remaining finished goods inventory.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased slightly to $5,168,000 for the third quarter of fiscal 2006 from $5,166,000 for the third quarter of fiscal 2005, a less than 1% increase.

The slight increase in SG&A in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 is attributable to the following changes: (i) an increase of $199,000 in advertising expenses due to rate increases for billboard and taxi cab advertising for Joe’s® and increases in tradeshow expenses; (ii) an increase of $226,000 in sample related expenses due to increased costs associated with testing different washes and finishes associated with development and sample production; and (iii) an increase of $175,000 in our facilities expense related to commencing our product warehouse and fulfillment services under our outsourcing agreement with Pixior, which now includes facilities and distribution expenses, including certain one time costs associated with moving our facilities in the third quarter of fiscal 2006.  These increases were partially offset by (i) a decrease of $102,000 in employee and employee related expenses; (ii) a decrease of $390,000 for a termination fee paid in the third quarter of fiscal 2005 in connection with the termination of the Betsey Johnson® license; and (iii) a decrease of $185,000 for professional fees.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $78,000 for the third quarter of fiscal 2006 from $53,000 for the third quarter of fiscal 2005, a 47% increase.  The increase was primarily attributable to greater depreciation costs associated with additional property and equipment purchased subsequent to the third quarter of fiscal 2005.  Purchases of property and equipment for the third quarter of fiscal 2006 were approximately $464,000 and were comprised of tradeshow booth improvements, sewing machines and other equipment for sample production, certain leasehold improvements to support our move to the shared facility with Pixior, computers and office equipment.

Interest Expense

Our combined interest expense decreased to $133,000 for the third quarter of fiscal 2006 from $140,000 for the third quarter of fiscal 2005, a 5% decrease.  For fiscal 2006, our interest expense consists of expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  In the third quarter of fiscal 2005, we had higher interest expense due to interest on certain convertible promissory notes we had outstanding during that quarter from a private placement in June and September of 2004.

Loss from Continuing Operations

We generated a loss from continuing operations of $429,000 for the third quarter of fiscal 2006 compared to $592,000 for the third quarter of fiscal 2005.  The decrease in our loss from continuing operations for our third quarter of fiscal 2006 compared to our third quarter of fiscal 2005 can be attributed to an increase of $193,000 in gross profit for our Joe’s Jeans® branded apparel and our other branded apparel product lines as we completed liquidation of our remaining indie™ and Betsey Johnson® finished goods inventory.

This gross profit increase was partially offset by an increase of 47% in our depreciation and amortization expenses to $78,000 from $53,000.  In addition, our overall net sales decreased by 1% due to termination of our other branded apparel lines and final liquidation of remaining inventory.

Comparison of Nine Months Ended August 26, 2006 to Nine Months Ended August 27, 2005

Nine Months Ended August 26, 2006 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Nine months ended
	(in thousands)
	08/26/06	08/27/05	$ Change	% Change

Net sales	$32,662	$28,424	$4,238	15%
Cost of goods sold	22,648	16,901	5,747	34%
Gross profit	10,014	11,523	(1,509)	(13)%
Gross margin	31%	41%

Selling, general & administrative	16,396	13,657	2,739	20%
Depreciation & amortization	200	125	75	60%
Income (loss) from operations	(6,582)	(2,259)	(4,323)	191%

Interest expense	(378)	(634)	256	(40)%
Other income (expense)	(68)	7	(75)	(A)
Loss from continuing operations, before taxes	(7,028)	(2,886)	(4,142)	144%

Income taxes	28	21	7	33%
Loss from continuing operations	(7,056)	(2,907)	(4,149)	143%

Discontinued operations, net of tax	(2,138)	4,209	(6,347)	(151)%

Net loss	$(9,194)	$1,302	$(10,496)	(806)%

(A) Not Meaningful

Results of Continuing Operations

For the nine months ended August 26, 2006, our net sales increased to $32,662,000 from $28,424,000 for the nine months ended August 27, 2005, a 15% increase.  We generated a loss from continuing operations of $7,056,000 for the nine months ended August 26, 2006 compared to $2,907,000 for the nine months ended August 27, 2005.

The primary reasons for the increase in our loss from continuing operations for the nine months ended August 26, 2006 compared to the nine months ended August 27, 2005 were the following:

•                  $2,562,000 of sales of our Joe’s Jeans® branded apparel products sold at a discount during the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at our fiscal 2005 year end;

•                  an additional reserve of $243,000 that we recorded against certain excess inactive fabric for the manufacture of Joe’s Jeans® identified in the first quarter of fiscal 2006;

•                  the write down of $1,608,000 of indie™ inventory in the first quarter of fiscal 2006 due to our exit from this line of business; and

•                  an increase of $2,739,000 in our SG&A expenses as a result of (i) the addition of $1,041,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in fiscal 2005; (ii) an increase of $492,000 for employee and employee related expenses due to additions in our headcount for design and sales related to our Joe’s Jeans® branded apparel line and payment of severance to our former

CEO; (iii) an increase of $707,000 for sample related expenses due to increased costs associated with testing different washes and finishes associated with development and sample production; and (iv) an increase of $341,000 for advertising related expenses due to increased costs associated with billboard and taxi cab advertising for Joe’s®, production and printing costs associated with our Joe’s® marketing brochure for use at tradeshows, by retailers and for media inquiries and tradeshow related expenses.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Nine months ended
	(in thousands)
				%
	08/26/06	08/27/05	Change	Change
Net Sales
Joe’s Jeans	$31,305	$26,383	$4,922	19%
Other branded	1,357	2,041	(684)	(34)%

	32,662	28,424	4,238	15%

Gross Profit
Joe’s Jeans	$11,492	$10,881	$611	6%
Other branded	(1,478)	642	(2,120)	(A)

	10,014	11,523	(1,509)	(13)%

Gross Margin
Joe’s Jeans	37%	41%
Other branded	(109)%	31%

Overall	31%	41%

(A) Not Meaningful

Net Sales

Our net sales increased to $32,662,000 for the nine months ended August 26, 2006 from $28,424,000 for the nine months ended August 27, 2005, a 15% increase.  The primary reason for this increase in overall net sales was due to the 19% increase we experience in our net sales of our Joe’s Jeans® branded apparel products during the nine months ended August 26, 2006.

Joe’s Jeans®

The following table represents a summary of our Joe’s Jeans® net sales for the periods indicated.

	Nine months ended
	(in thousands)
				%
	08/26/06	08/27/05	Change	Change
Domestic - women	$27,762	$21,207	$6,555	31%
International - women	2,435	5,074	(2,639)	(52)%
Men’s	1,068	102	966	(A)
Royalty income	40	—	40	(A)
	31,305	26,383	4,922	19%

(A) Not Meaningful

Net sales of our Joe’s Jeans® branded apparel increased to $31,305,000 for the nine months ended August 26, 2006 from $26,383,000 for the nine months ended August 27, 2005, a 19% increase.  The increase during the first nine months of fiscal 2006 can be attributed to (i) greater brand acceptance for in the marketplace by retailers and customers; (ii) increased penetration of our products in our domestic women’s department store channels; and (iii) the introduction of our men’s product line which resulted in $1,068,000 in net sales.  Domestic women’s net sales increased to $27,762,000 in the nine months ended August 26, 2006 from $21,207,000 in the nine months ended August 27, 2005, or a 31% increase.  Our women’s domestic net sales increase is primarily attributable to the first two reasons stated above.  Included in our domestic net sales for the nine months ended August 26, 2006 was $2,562,000 of net sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year end.  In addition, we received $40,000 of royalty income in the first nine months of fiscal 2006 associated with approximately $800,000 in net sales of Joe’s children’s branded apparel line.

Our domestic women’s growth was offset by a decrease in our international women’s net sales.  International net sales of our women’s Joe’s Jeans® products decreased to $2,435,000 in the nine months ended August 26, 2006 from $5,074,000 in the nine months ended August 27, 2005, or a 52% decrease.  Our international women’s net sales decreased due to continued decreases in sales orders from earlier issues related to design calendars based on U.S. apparel market show schedules and not international apparel market show schedules, as discussed above.

Other Branded Apparel

Net sales of our other branded apparel products for the nine months ended August 26, 2006 were represented by net sales from our indie™, and to a limited extent, Betsey Johnson®.  For the nine months ended August 27, 2005, our other branded label products included indie™, Fetish™, Shago® and to a limited extent, Betsey Johnson®.  Net sales of our other branded label products decreased to $1,357,000 in the nine months ended August 26, 2006 from $2,041,000 in the nine months ended August 27, 2005, a 34% decrease, primarily due to: (i) a decrease of $268,000 of net sales related to indie™ products to $1,319,000 in the nine months ended August 26, 2006 compared to $1,587,000 of net sales in the nine months ended August 27, 2005; (ii) a decrease of $143,000 of net sales related to Betsey Johnson® products to $38,000 in the nine months ended August 26, 2006 compared to $181,000 of net sales in the nine months ended August 27, 2005; and (iii) a decrease of $273,000 of net sales of Fetish™ and Shago® branded apparel to no net sales in the nine months ended August 26, 2006 from $273,000 in the nine months ended August 27, 2005.  As of August 26, 2006, all remaining finished goods inventory of other branded apparel products has been liquidated.

Gross Profit

Our overall gross profit decreased to $10,014,000 for the nine months ended August 26, 2006 from $11,523,000 for the nine months ended August 27, 2005, a 13% decrease.  Our overall gross margin decreased to 31% for the nine months ended August 26, 2006 from 41% for the nine months ended August 27, 2005, a ten percentage point decline.  This overall gross margin decline for the nine months ended August 26, 2006 was primarily attributable to a negative 109% gross margin for our other branded apparel due to write down of $1,608,000 of indie™ inventory due to our exit from this line of business and sales of our Joe’s Jeans® branded apparel products in the first quarter of fiscal 2006 at little or no gross margins.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $11,492,000 for the nine months ended August 26, 2006 from a gross profit of $10,881,000 for the nine months ended August 27, 2005, a 6% increase.  Our gross margin percentage for our Joe’s Jeans® brand decreased to 37% for the nine months ended August 26, 2006 from 41% for the nine months ended August 27, 2005, a 4 percentage point decrease.

The decrease in our Joe’s Jeans® branded apparel gross margin percentage was primarily due to (i) $2,562,000 of sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year end; and (ii) an additional reserve of $243,000 that we recorded against certain excess inactive fabric for the manufacture of Joe’s Jeans® identified in the first quarter of fiscal 2006.  In the first quarter of fiscal 2006, we modified our production plan so that this fabric was considered excess and inactive and resulted in the recording of the additional reserve of $243,000.  Excluding these sales with little or no gross margins and the additional reserve for inactive fabric, our gross margins for Joe’s would have been approximately 40%.

Other Branded Apparel

Gross profit for our other branded apparel decreased to a negative $1,478,000 for the nine months ended August 26, 2006 from a gross profit of $642,000 for the nine months ended August 27, 2005.  Our gross margin percentage for our other branded apparel decreased to a negative 109% for the nine months ended August 26, 2006 from 31% for the nine months ended August 27, 2005.  This decrease in gross profit for the nine months ended August 27, 2006 was primarily due to the write down of $1,608,000 of indie™ inventory in the first quarter of fiscal 2006 and the corresponding liquidation of remaining finished goods inventory.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $16,396,000 for the nine months ended August 26, 2006 from $13,657,000 for the nine months ended August 27, 2005, a 20% increase.

The increase in SG&A expenses for the nine months ended August 26, 2006 compared to the nine months ended August 27, 2005 are largely a result of (i) an increase of $1,041,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in fiscal 2005; (ii) an increase of $492,000 for employee and employee related expenses due to additions in our headcount for design and sales related to our Joe’s Jeans® branded apparel line and payment of severance to our former CEO; (iii) an increase of $707,000 for sample related expenses due to increased costs associated with testing different washes and finishes associated with development and sample production; and (iv) an increase of $341,000 for advertising related expenses due to increased costs associated with billboard and taxi cab advertising for Joe’s®, production and printing costs associated with our Joe’s® marketing brochure for use at tradeshows, by retailers and for media inquiries and tradeshow related expenses.  These increases were partially offset by a $580,000 decrease in professional fees.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $200,000 for the nine months ended August 26, 2006 from $125,000 for the nine months ended August 27, 2005, a 60% increase.  The increase was primarily attributable to greater depreciation costs associated with additional property and equipment purchased subsequent to the third quarter of fiscal 2005.  Purchases of property and equipment for fiscal 2006 were approximately $614,000 and were comprised of booths for tradeshows, sewing machines and other equipment for sample production, certain leasehold improvements to support our move to the shared facility with Pixior, computers, office equipment, furniture and a telephone system for our new facility.

Interest Expense

Our combined interest expense decreased to $378,000 for the nine months ended August 26, 2006 from $634,000 for the nine months ended August 27, 2005, a 40% decrease.  Our interest expense for fiscal 2006 consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  In addition during fiscal 2005, we had higher interest expense due to interest on certain convertible promissory notes we had outstanding from a private placement in June and September of 2004.

Other Expense (Income)

For the nine months ended August 26, 2006, net other expense was $68,000 compared to other income, net of expense of $7,000 for the nine months ended August 27, 2005.  The other expense of $68,000 for the nine months ended August 26, 2006 is associated with the loss of certain finished goods from a cargo fire in Turkey.  We are currently filing an insurance claim with the manufacturer and carrier for reimbursement of these finished goods, but there can be no assurance that we will recover our cost for these goods, nor will we be able to recover the lost profit associated with our inability to fulfill purchase orders due to the destroyed inventory.

Loss from Continuing Operations

We generated a loss from continuing operations of $7,056,000 for nine months ended August 26, 2006 compared to a loss from continuing operations of $2,907,000 for the nine months ended August 27, 2005.  The primary reasons for the increase in our loss from continuing operations for the nine months ended August 26, 2006 compared to the nine months ended August 27, 2005 were the following:

•                  $2,562,000 of sales of our Joe’s Jeans® branded apparel products sold at a discount during the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at our 2005 year end;

•                  an additional reserve of $243,000 that we recorded against certain excess inactive fabric for the manufacture of Joe’s Jeans® identified in the first quarter of fiscal 2006;

•                  the write down of $1,608,000 of indie™ inventory in the first quarter of fiscal 2006 due to our exit from this line of business;

•                  an increase of $2,739,000 in our SG&A expenses as a result of (i) the addition of $1,041,000 for stock-based compensation charges related to the adoption of Statement 123(R) which we did not have in fiscal 2005; (ii) an increase of $492,000 for employee and employee related expenses due to additions in our headcount for design and sales related to our Joe’s Jeans® branded apparel line and payment of severance to our former CEO; (iii) an increase of $707,000 for sample related expenses due to increased costs associated with testing different washes and finishes associated with development and sample production; and (iv) an increase of $341,000 for advertising related expenses due to increased costs associated with billboard and taxi cab advertising for Joe’s®, production and printing costs associated with our Joe’s® marketing brochure for use at tradeshows, by retailers and for media inquiries and tradeshow related expenses.

Discontinued Operations

During fiscal 2004, we made the decision to sell our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and to offer for sale the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed the sale of each of the four separate buildings that served as our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. We also paid off the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of August 26, 2006, $2,000 of the promissory note has been included on our balance sheet under “Other current assets” and $47,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

On May 12, 2006, we completed the sale of our private label apparel division operated by our IAA subsidiary that we originally purchase in July 2003 from Azteca Production International, Inc., or Azteca.  Under the asset purchase agreement, the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  We also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.  The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and our resulting loss on the sale of these assets (in thousands):

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (Liabilities assumed by buyer)	10,437

Net intangible asset - customer relationship	9,469
Raw material inventory	3,360
Loss on disposition of property and equipment	36
Net book value of assets sold	12,865

Loss, before transaction costs	2,428
Transaction costs	186
Loss on sale of Private Label Apparel Division	$2,614

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

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	(in thousands)
			Private
		Leaseall	Label
	Innovo, Inc.	Management	Business	Total

Three months ended August 26, 2006
Net sales	$—	$—	$482	$482
Pre-tax loss from operations	—	—	(14)	(14)
Loss on sale of assets	—	—	(81)	(81)
Income tax	—	—	—	—
Discontinued operations, net of tax	$—	$—	$(95)	$(95)

Three months ended August 27, 2005
Net sales	$—	$—	$23,752	$23,752
Pre-tax income (loss) from operations	(45)	(16)	2,070	2,009
Gain on sale of assets	—	—	—	—
Income tax	1	1	—	2
Discontinued operations, net of tax	$(46)	$(17)	$2,070	$2,007

Nine months ended August 26, 2006
Net sales	$—	$—	$20,483	$20,483
Pre-tax income (loss) from operations	(4)	(34)	498	460
Gain (loss) on sale of assets	—	16	(2,614)	(2,598)
Income tax	—	—	—	—
Discontinued operations, net of tax	$(4)	$(18)	$(2,116)	$(2,138)

Nine months ended August 27, 2005
Net sales	$2,490	$—	$60,424	$62,914
Pre-tax income (loss) from operations	(263)	(96)	4,192	3,833
Gain on sale of assets	377	—	—	377
Income tax	1	—	—	1
Discontinued operations, net of tax	$113	$(96)	$4,192	$4,209

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Subsequent Events

In September 2006, we executed an assignment and assumption of sublease to assign our lease obligations for space in New York originally leased in connection with the launch and support of our Fetish™ and Shago® branded apparel lines.  This assignment and assumption of sublease will be effective upon us obtaining all necessary consents under the terms of the master lease and sublease agreements and satisfaction of all conditions under the assignment and assumption agreement. In connection with the assignment and assumption, we agreed to pay DWI Holdings, Inc., the assignee, an assignment fee of $200,000, which represents a lump sum payment for the difference in the per month rent obligation we owed to our landlord and the amount the assignee will be paying for the remaining term of the sublease.  We expect to incur approximately an additional $100,000 in miscellaneous expenses associated with entering into this assignment and assumption agreement, including real estate commissions.  The original guaranty of payment for the sublease entered into by us remains in effect until the end of the original term of the sublease in July 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are:  (i) cash from sales of accounts receivable under our factoring facilities and advances against inventory; and (ii) trade payables credit from vendors and related parties.  Cash provided by continuing operating activities was $3,761,000 for the nine months ended August 26, 2006 compared to $2,981,000 of cash used in continuing operations for the nine months ended August 27, 2005.  During the period, we used cash provided by continuing operating activities to purchase property and equipment and reduce the amounts owed under our factoring credit facilities.  Our cash balance was $245,000 as of August 26, 2006, including $19,000 cash balance reported as a discontinued asset.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained short-term working capital loans from senior management and from members of our Board of Directors.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and extensions of our trade credit to our customers.  For the remainder of fiscal 2006, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based factoring facilities with CIT; (ii) reducing operating expenses by continuing to carry out certain strategic initiatives; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels; and (v) increasing collection efforts on existing account receivables.

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

Our ability to fund our operating expenses and working capital during the remainder of fiscal 2006 is based upon the assumption that we accomplish the following:

•                  Focus our efforts and resources on increasing the profitability of our Joe’s Jeans® branded apparel line by (i) increasing our overall net sales, which includes sales from the recent addition of a men’s denim line; (ii) growing in the international and domestic markets at a realistic rate based upon our historical growth rates; (iii) increasing our gross margins by outsourcing our production of finished goods to a lower cost sourcing partner; and (iv) improving the management of our inventory through implementation of better forecasting and planning procedures.

•                  Continue to manage and maintain our relationship with CIT under our factoring arrangements and inventory security agreements.

•                  Manage capital expenditures to a level consistent with our plan to implement the above strategic initiatives.

We rely on our availability under our accounts receivable factoring agreements and inventory security agreements, or the Factoring Facilities, with CIT as one of our primary methods to obtain the cash necessary for our operating needs.  These Factoring Facilities give us, through our operating subsidiaries, the ability to obtain cash by selling to CIT certain of our account receivables for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer, and also allow us to obtain advances for up to 50% of the value of certain eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  During fiscal 2006, this personal guarantee by Mr. Furrow allowed us to continue to obtain cash under our existing Factoring Facilities.

We obtain funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to the $1,000,000 maximum availability.  As of August 26, 2006, our availability with CIT was approximately $341,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by our subsidiaries, upon 60 days advanced written notice prior to June 30, 2007 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that we pay to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which we bear the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25% plus the Chase prime rate.

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

As of August 26, 2006, we had $8,416,000 of factored accounts receivable, net of allowances with CIT and a loan balance of $7,817,000, including a discontinued operations balance.  We had seven open letters of credit outstanding in the aggregate amount of $220,000 as of August 26, 2006.

Based on our cash on hand, the execution of certain strategic alternatives during fiscal 2006, the sale of our private label assets and expected availability under our CIT financing facilities, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of the year.  Management further believes that our overall losses associated with underperforming assets are being eliminated or reduced in a manner that will allow working capital to be used for growth, especially projected growth for our Joe’s Jeans® brand.

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

The balance in the allowance for customer credits and other allowances was $1,515,000 and $412,000 for the periods ending August 26, 2006 and November 26, 2005, respectively for continuing operations.

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

For fiscal 2005, we recognized an impairment charge of $12,572,000 for goodwill related to our private label business.  We determined that the fair value of our private label business was not adequate to sustain the amount of goodwill allocated to this line of operations and accordingly, recognized a permanent impairment loss as part of operating income for fiscal 2005.  The principal factors that resulted in the impairment loss were the future uncertainties related to expected net sales from existing private label customers, the cost of operations related to private label and projected cash flows from operations.  On March 31, 2006, we entered into a definitive asset purchase agreement for the sale of certain of our assets from our private label division to Cygne.  In May 2006, after receiving stockholder approval, we sold these assets pursuant to the asset purchase agreement.  We recorded a loss on the sale of these assets in the amount of $2,614,000 as a result of this transaction.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share Based Payment” for all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  We refer you to “Note 10 –Stockholders’ Equity” in our Notes to Condensed Consolidated Financial Statements for a discussion on this recent accounting pronouncement and its effect on us.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS 155. SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation.  It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133.  SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on the our financial operations or financial positions.

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

Item 3.                                                           Quantitative and Qualitative Information About Market Risk.

We are exposed to certain market risks arising from transactions in the normal course of our business.  Such risk is principally associated with interest rate and changes in our credit standing.

Interest Rate Risk

Since our obligation under our receivable and inventory factoring agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates.  A 1% increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

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

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 26, 2006, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and 15d-15.

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

Our Chief Executive Officer and Chief Financial Officer has concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of the fiscal year covered by this report, we began to make certain changes, as described below, to our internal control over financial reporting that we expect will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  More specifically, during the third quarter of fiscal 2006, we began operating under our outsourcing agreement with Pixior, LLC, or Pixior, for product fulfillment services.  Product fulfillment services provided by Pixior include service needs related to warehousing, distributing (including picking, packing shipping) and servicing customers for our branded apparel products.  As a result, certain of our business processes and accounting procedures have changed and we are in the process of modifying the design and documentation of our internal control processes and procedures related to this outsourced arrangement for services to supplement and complement our existing internal controls over financial reporting.  These changes were made in accordance with our plan to outsource these services and not in response to any identified deficiency or weakness in our internal control over financial reporting.

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

INNOVO GROUP INC.

October 5, 2006	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer) and Director

October 5, 2006	/s/ Richard A. Quiroga
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