Form 10-K
period 2006-11-25
INNOVO GROUP INC
filed 2007-02-08
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2006

Commission file number: 0-18926

INNOVO GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5901 South Eastern Avenue, Commerce, California 90040
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (323) 837-3700

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, $0.10 par value
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market, Inc. as of May 26, 2006, was approximately $19,254,000.

The number of shares of the registrant’s common stock outstanding as of February 8, 2006 was 41,177,801.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

INNOVO GROUP INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 25, 2006

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

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report.  In particular, certain risks and uncertainties that we face include, but are not limited to, risks associated with:

•                  our ability and success in implementing our strategic plan to focus our resources on our Joe’s® brand;

•                  our ability to operate profitably and effectively manage expenses;

•                  our ability to execute and successfully implement a proposed merger with JD Holdings Inc., the successor-in-interest to JD Design LLC from whom we have our Joe’s® license;

•                  our ability to maintain requirements to list our common stock on Nasdaq;

•                  our reliance on our Joe’s® brand to generate revenue; and

•                  our ability to maintain and effectively manage relationships with vendors and third parties to whom we outsource certain of our business operations.

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

ITEM 1.  BUSINESS

Overview

We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports licensed and advertising specialty markets.  In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and renamed itself our present name, Innovo Group Inc.  Initially, we produced craft and accessory products for the consumer marketplace through various operating subsidiaries.  Since that time, we gradually evolved from producing craft and accessory products to designing and selling apparel products.  During this transition, we moved our operations from Tennessee to Los Angeles, California.

Our principal business activity has evolved into the design, development and worldwide marketing of apparel products, primarily, denim jeans and related casualwear.  Our primary apparel products bear the brand name Joe’s® operated under our Joe’s Jeans Inc., or Joe’s Jeans, subsidiary.  Since Joe’s Jeans was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third party manufacturers to manufacture our apparel products for distribution and Pixior LLC, or Pixior, a Los Angeles-based distribution company, for product fulfillment services.  We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world.

Fiscal 2006 was a transition year for us.  After deciding to focus our operations on our Joe’s® brand, we decided to cease operations of our other branded and private label business.  In May 2006, we sold certain of the assets related to our private label division where we made denim apparel products for mass market retailers such as American Eagle Outfitters Inc., or AEO, and Target Corporation, or Target.  In addition throughout the course of the fiscal year, we ceased production and sold the remaining indie™ and Betsey Johnson® inventory to focus on our Joe’s® business.  Further, in the third quarter of fiscal 2006, we began operating under an agreement with Pixior to outsource our product fulfillment services, including our warehousing, distribution and customer services needs for our products and moved our principal offices to space under a verbal facilities arrangement with Pixior.

To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we license the Joe’s® brand.  In exchange for all of the rights to the Joe’s® brand and subject to approval by our stockholders, we will issue to JD Holdings 14,000,000 shares of our common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the principal designer of the Joe’s brand and sole stockholder of JD Holdings.  In the event that the merger is approved, the license agreement will terminate and we will own all right, title and interest in the Joe’s® brand and marks.  By owning all rights to the Joe’s® brand and marks outright, we will eliminate any risks associated with the potential termination of the license agreement and have the right to control the direction of the brand and our company, including licensing opportunities.  To capitalize on licensing opportunities for the brand, we also announced that we entered into a license agreement with the Betesh Group to be effective upon completion of the merger agreement for the worldwide license to produce and sell handbags, belts and small leather goods, such as wallets for men and women bearing the Joe’s® brand. We will receive a royalty of 10% on net sales of these products subject to certain minimums.  The initial term of the license after it becomes effective will be through December 31, 2010 with certain renewal rights.

Principal Products and Revenue Sources

Our principal apparel products bear the Joe’s® mark and operate under our Joe’s Jeans subsidiary.  Historically, our principal products also included private label denim and denim-related apparel products and other branded denim and denim-related apparel products bearing the indie™, Betsey Johnson®, Fetish™ and Shago® marks operated under our Innovo Azteca Apparel, Inc., or IAA, subsidiary.  Since the sale in May 2006 of certain assets of our private label business and subsequent classification as a discontinued operation, our continuing operations for fiscal 2006 only include net sales of our Joe’s® brand and net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  They continue to be reflected in our overall net sales even though the brands will not be part of our continuing operations for fiscal 2007.  We also sold the assets of our craft and accessory business operated under our Innovo subsidiary in May 2005 and reported that subsidiary as a discontinued operation as of fiscal 2004.  For the previous three fiscal years, our net sales from continuing operations are as follows:

	(in thousands)
	2006	2005	2004

Joe’s Jeans	$45,264	$33,304	$18,296
Other Branded	1,369	2,616	8,420

Total	$46,633	$35,920	$26,716

Joe’s®

Through fiscal 2006 from fiscal 2004, our Joe’s® brand represented approximately 97%, 93% and 68%, respectively, of our total net sales from continuing operations.  This increase in percentage of overall net sales attributable to our Joe’s® brand is indicative of our transition and decision to focus our resources on it and the reclassification of certain operations as discontinued.

Our Joe’s® product line includes women’s, men’s and children’s denim jeans, pants, shirts, sweaters, jackets and other apparel products sold domestically and internationally.  Joe’s® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors with showrooms in Paris, Tokyo and Germany.  Joe’s ® women’s product line represents our largest source of revenue and consists primarily of denim jeans in a variety of different fits, fabrics, washes and detailing.  Every season, we continue to offer certain core basic styles in addition to new ones to appeal to trendsetters and fashion forward consumers.  We believe our attention to fitting different body styles gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs.  We have branded the different fit styles so that the consumer can differentiate and choose from the variety carried by the retailer.  Our fit styles currently include:

•                  Chelsea – an ultra slim fit;

•                  Cigarette – a straight and narrow fit;

•                  Honey – a curvy fit;

•                  Lover – a relaxed fit;

•                  Muse – a higher waist fit;

•                  Provocateur – a petite fit with a shorter inseam;

•                  Rocker – a lean flare fit;

•                  Socialite – a classic bootcut fit;

•                  Starlet – a slim legged bootcut fit; and

•                  Twiggy – a taller fit with a longer inseam.

Joe’s® women’s product offerings also include non-denim pants, denim skirts, denim and leather jackets, knit shirts, and sweaters.  Suggested retail prices for Joe’s® women’s products currently range from $143 to $174 for denim and fashion pants, from $88 to $198 for tops and from $215 to $450 for jackets.

In the first quarter of fiscal 2006, Joe’s® expanded its offerings by re-launching its men’s denim line.  Joe’s® men’s product line consists of men’s denim jeans, in addition to non-denim pants, knit shirts, sweaters, and denim and leather jackets.  We have carried over the concept from our women’s line of offering a variety of different fits, fabrics, washes and detailing in our product selection.  Similar to women’s, we also offer for men certain core basic styles every season in addition to new styles.  We also brand the fit styles, which include the Brixton, the Classic, the Rebel and the Rocker.  Suggested retail prices for Joe’s® men’s products range currently from $158 to $289 for denim and fashion pants, from $62 to $168 for tops and from $158 to $795 for jackets.

Children’s product offerings bearing the Joe’s® brand first began selling in the first quarter of fiscal 2006 and include boy’s, girl’s and toddler’s denim jeans and a limited selection of non-denim pants, tops and jackets.  We do not participate in nor are we responsible for the product designs, manufacturing or sales of the children’s products because we amended our master license agreement to release back these rights to JD Design.  In exchange for this release, we receive royalty income of 5% on the net sales of the children’s products.  The royalty income received is included in our net sales.

Other Branded Apparel

Beginning in fiscal 2004, we terminated several of our branded apparel license agreements.  In fiscal 2004, we terminated our license agreements for Fetish™, Shago® and Hot Wheels® branded apparel.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand and in January 2006, we decided to exit the operation of our indie™ branded apparel line.  During fiscal 2006, we had limited sales of other branded apparel bearing the indie™ and Betsey Johnson® marks.  These sales related primarily to the liquidation of remaining inventory.

Private Label Apparel

From fiscal 2003 until May 2006, we also designed and developed private label apparel products under purchase order arrangements for mass market retailers.  Our private label product line consisted of denim jeans for both the men’s and women’s market.  Through private label arrangements, we sold denim products primarily to AEO and Target.  In May 2006, we sold the assets of this division to Cygne Designs Inc., or Cygne, and now report this division as a discontinued operation.  See “Notes to Consolidated Financial Statements - Note 3 - Discontinued Operations” for further discussion of the sale of these assets.

Product Design, Development and Sourcing

Joe’s®

Our product development for the Joe’s® brand is managed internally by a team of designers led by Joe Dahan, the owner of JD Design and president of our Joe’s Jeans subsidiary.  This design team is responsible for the creation, development and coordination of the product group offerings within each collection.  Joe’s® typically develops four collections per year for spring, summer, fall and holiday, with certain core basic styles offered throughout the year.  Joe Dahan is an instrumental part of Joe’s® design process.  When we originally licensed the Joe’s® brand from JD Design, we also entered into an employment agreement with Joe Dahan.  The loss of Joe Dahan could have a material adverse impact on us; however, we believe we could find alternative sources for the development and design of Joe’s products.  The termination of employment of Joe Dahan would not affect our license agreement for the Joe’s® brand.  Furthermore, in connection with the proposed merger agreement, we have agreed to enter into a ten year employment contract with Joe Dahan for his services as the Creative Director of the brand to be effective as of the closing of the merger.  While his current and proposed employment agreement both contain customary provisions related to continued employment, we believe that should Mr. Dahan’s employment terminate, we would be able to find alternative sources for the development and design of Joe’s® products.  See “Risk Factors — The loss of the services of key personnel could have a material adverse effect on our business.”

We currently rely on third party manufacturers to manufacture all of our products for distribution.  Our manufacturers are primarily located in Mexico and the United States.  For production in Mexico, we utilize an existing manufacturing relationship with a related party for the manufacture of our products.  We purchase these products in various stages of production from partial to completed finished goods.  We control the production schedules in order to ensure quality and timely deliveries.  We outsource the warehousing, picking, packing and shipping of our Joe’s® products to retailers to Pixior under an outsourcing agreement.  We also share facilities with Pixior under a verbal lease arrangement.  We purchase fabric for Joe’s products both domestically and internationally from independent vendors.  Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources.  We have not experienced any material shortage of raw material for our needs.

We continue to explore alternate inventory strategies designed to improve our gross margins.  However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for growth of our Joe’s brand.

Other Branded Apparel

For other branded apparel lines that we no longer produce, we developed those products internally or in conjunction with design personnel of the licensor.  Our Betsey Johnson® products were sourced from domestic contractors generally located in the Los Angeles area and our indie™ products were sourced from Mexico generally through Azteca Production International, Inc., or Azteca.  Since we had not yet begun operating under our arrangement with Pixior, we were responsible for warehousing, packing and shipping our products to a warehouse which we previously shared under a verbal arrangement with Azteca and its affiliates for distribution directly to the retailer.  We purchased fabric for these apparel lines both domestically and internationally from independent vendors.

General Product Sourcing

Historically, we relied on two of our stockholders, Hubert Guez and Paul Guez and their affiliated companies, including, Azteca and Commerce Investment Group LLC, or Commerce, for their experience and ability to source and supply our products.  Initially, to assist with our transition from a craft and accessory business to the denim apparel and design business, we developed a strategic relationship with Hubert Guez and Paul Guez, Azteca and Commerce.  Beginning in the summer of 2000, we entered into a series of transactions with them, including the issuance of securities, the execution of supply, manufacturing, warehousing and distribution agreements, and the acquisition of certain of their existing business units.  The Guez brothers and their affiliated companies have in the aggregate more than fifty years of experience in the apparel industry with a specialty in denim apparel and related products.

While we have begun to reduce our reliance on our strategic relationship with the Guez’s through the transitions of fiscal 2006, we currently utilize an Azteca subsidiary located in Mexico, AZT International SA de CV, or AZT, and its ability to manufacture our products on a purchase order basis.  We purchase our products from them in various stages of production from partial to completed finished goods.  We do not have a long-term supply agreement with them or any third party contractors, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that AZT would not be able to do so.  Under our purchase order supply arrangement with AZT, during fiscal 2006, we purchased from AZT and its affiliates, approximately $12,845,000 or 55% of our products compared to $2,560,000, or 8%, in fiscal 2005, excluding products for our private label apparel division that we sold in May 2006 and report as a discontinued operation.

In the event we terminate our relationship with AZT in Mexico or the economic climate or other factors result in a significant reduction in the number of local contractors in the Los Angeles area, our business could be negatively impacted.  At this time, we believe that we would be able to find alternative sources for the production of our apparel products if this were to occur; however, no assurances can be given that a transition could be completed without a short or long term disruption to our business.

We generally purchase our products in U.S. dollars.  However, because we use some overseas or non-U.S. suppliers, the cost of these products may be affected by changes in the value of the relevant currencies.  Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these type products. See “Business-Import Restrictions and Other Governmental Regulations.”

While we attempt to mitigate our exposure to manufacturing risk, the use of independent contractors does reduce our control over production and delivery and exposes us to the usual risks of sourcing products from independent suppliers.  Transactions with our foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions.  The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  See “Business - Import Restrictions and Other Governmental Regulations.”

License Agreements and Trademarks

Joe’s® License Agreement

In February 2001, we acquired license rights to the JD stylized logo and the Joe’s® mark for most apparel and accessory products from JD Design.  The license agreement has a ten-year term with two ten-year renewal periods subject to us not being in material default at the end of each period.  Additionally, pursuant to the terms of the agreement, Joe Dahan receives a 3% royalty on the net sales of Joe’s® products.  We believe that we will be able to renew our Joe’s® license; however, there can be no assurance that other factors may arise that could result in the non-renewal of this license.

On February 6, 2007, we entered into a merger agreement with JD Holdings, the successor-in-interest to JD Design, to acquire all right, title and interest in the Joe’s® brand and related marks.  In exchange for the rights to the Joe’s® brand and subject to approval by our stockholders, we will issue to JD Holdings 14,000,000 shares of our common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the principal designer of the Joe’s brand and sole stockholder of JD Holdings.  In the event that the merger is approved, the license agreement will terminate and we will own all right, title and interest in the Joe’s® brand and the marks.  By owning all rights to the Joe’s® brand and marks outright, we will eliminate any risks associated with the potential termination of the license agreement and have the right to control the direction of the brand and our company.  In addition, we also entered into a license agreement to be effective after completion of the merger agreement for the worldwide license for bags, belts and small leather goods, such as wallets for a royalty on the net sales.  We expect that in the event the merger is approved and completed, we will seek additional license partners for the Joe’s® brand.

As the licensee and on behalf of JD Design, we have applied for protection with the United States Patent and Trademark Office, as well as with various foreign jurisdictions, such as Australia, Canada, China, the European Union, Japan, Korea, India, New Zealand, Russian Federation, Singapore, Switzerland and Turkey for trademark protection for certain of “Joe’s” logos and “Joe’s Jeans” marks for apparel and accessory products.  As of November 25, 2006, three trademark registrations for various stylized designs bearing variations of “Joe’s,” “Joe’s Jeans” and “JD” name and or logo have been issued, one has been allowed and one trademark registration for the “Lover” has been issued in the United States.  Internationally, primarily under the Madrid Protocol, 38 trademark registrations have been issued and we continue to prosecute 22 pending trademark applications internationally that we believe are necessary to protect the brand.

Terminated Branded Apparel Lines

As we evaluated our business operations during fiscal 2004 through fiscal 2006, we terminated the operation of several of our branded apparel lines.  A discussion of these branded apparel license agreements and rights is included to provide the reader with background information about these terminated branded apparel lines.

indie™

In June 2004, we announced the launch and initial development of a new line of company-owned and designed branded denim and denim-related apparel bearing the brand name indie™.  The indie™ line was a collection of women’s five-pocket denim jeans and skirts, tops and jackets utilizing our in-house denim design, production and marketing personnel.  indie™ products began shipping in January 2005 and as a result of lower than anticipated sales and to further our strategy and focus on our Joe’s® brand, in January 2006, we announced that we were exiting the operation of the indie™ brand.  Over the course of fiscal 2006, we sold the remaining inventory.  However, we continue to own the trademark applications that have been issued internationally.

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

In exchange for the early termination of the license agreement and a general release by both parties, IAA paid to B.J. Vines a one-time payment in the amount of $350,000.  This one time payment represented a significant amount less than the minimum guaranteed royalties that IAA would have otherwise been required to pay during the remaining three years of the license.  In connection with the termination, IAA has no further obligations under the license agreement, and all ancillary documents, which included a personal guarantee by the original licensee, were also terminated.  During fiscal 2006, we sold the limited amount of remaining inventory and beginning in the fourth quarter of fiscal 2006, we did not have any additional sales related to this terminated apparel line.

Fetish™, Shago® and Hot Wheels®

During fiscal 2004, we terminated three other branded apparel licenses as a result of our decision to exit the urban apparel market and shift our focus and resources on denim and denim-related apparel.  However, throughout the course of fiscal 2005, we continued to have some limited sales of excess inventory pursuant to our settlement agreements.  As a result, these limited net sales of Fetish™ and Shago® branded apparel are included in net sales of other branded apparel for fiscal 2005.  There were never any sales of the Hot Wheels® branded apparel line.  We have no further obligations under our settlement agreements other than customary continuing rights related to indemnification, audits and maintenance of books and records.

Sales, Distribution and Outsourcing Agreements

Joe’s®

Domestically, our Joe’s® branded apparel products are sold to retailers and specialty stores through independent third party showrooms located in Los Angeles and New York where retailers review the latest collections offered by Joe’s and place orders.  The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Pursuant to our arrangement with each of these showrooms, we pay sales commissions at an agreed upon percentage of sales less discounts, returns and other credit allowances.  In addition, pursuant to our license agreement, we pay to JD Design a royalty of 3% on net sales.  If the merger agreement is approved, we will no longer pay the royalty, but we will be obligated to pay certain additional salary amounts to Joe Dahan based upon gross profit and net sales.  Under our outsourcing arrangement, Pixior warehouses, picks, packs and ships our Joe’s products directly to the retailer or specialty store from its warehouse.

Internationally, we have sold our Joe’s® branded apparel products through a Master Distribution Agreement, or MDA, with Beyond Blue Inc., or BBI, a Los Angeles-based company that specializes in international consulting, distribution and licensing for apparel products.  Pursuant to the MDA entered into on January 1, 2004, Joe’s granted to BBI the exclusive distribution rights for Joe’s products outside the United States.  Under the MDA’s terms, BBI established sub-distributors and sales agents in certain international markets through sub-distribution arrangements and assumed our obligations under a prior agreement with Itochu Corporation, or Itochu, for the Japanese market.  The initial term of the MDA was through June 30, 2007, with an option to renew under an amendment.  Under the terms of the MDA, we sold our Joe’s products to BBI at 22.5% discount from our wholesale price, which they then re-sold to various international retailers and sub-distributors.  On February 1, 2007, we and BBI mutually agreed to dissolve the MDA.  Under the terms of the dissolution, we have been assigned the rights associated with the sub-distributors in various countries and are continuing to work with existing international distributors in each country.

For the Japanese market, on July 1, 2003, Joe’s entered into a three year Distribution and Licensing Agreement with Itochu pursuant to which Itochu obtained certain manufacturing and licensing rights for the Joe’s® marks in Japan.  As part of the MDA with BBI, we assigned our rights under the agreement with Itochu to BBI.  The agreement with Itochu automatically ended on December 31, 2006, and we are currently working with them on a purchase order basis.

As a result of the dissolution of these two agreements, we are internally evaluating our options with respect to our international business and are reviewing our relationships in the international marketplace to create a strategy to improve and grow our international sales.

In April 2006, we announced that we entered into an agreement with Pixior to outsource our product fulfillment services, including our warehousing, distribution and customer services needs for our branded apparel products.  We began operating under this agreement in the third quarter of fiscal 2006.  In addition, in mid-July 2006, we moved our principal executive offices to space located within Pixior’s current space under a verbal month to month arrangement for the use of general administrative offices.  We pay Pixior $10,000 a month as a facility rent expense in addition to the fee we pay for our product fulfillment services.

Other Branded Apparel

For our other branded apparel lines, such as indie™ and Betsey Johnson®, we utilized a combination of internal sales, independent sales representative or third party showroom arrangements to meet with retailers to review the latest collections offered under the respective brand and place orders.  In February 2005, we entered into a Master Distribution Agreement similar to our Joe’s MDA with BBI for the international distribution of our indie™ products, which we mutually agreed to no longer operate under after our decision to exit the indie™ branded apparel line.

Advertising, Marketing and Promotion

Historically, our advertising campaign for our Joe’s® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising.  We marketed through billboard advertisement in Los Angeles, California, and leased advertising space on the tops of taxi cabs in New York City.  These advertising spaces have been outfitted with Joe’s unique and eye-catching ads which primarily feature women’s silhouettes.  In addition, we have an internal public relations person to strategically place our products in magazines, editorials, and with stylists.

Sales through existing retail channels are enhanced by visual merchandising.  For example, many of our customer’s stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe’s® merchandise on a year round basis.

Customers

Joe’s®

Our Joe’s products are sold to consumers through high-end department stores and boutiques located throughout the world.

We currently sell our Joe’s® apparel to domestic retailers such as Barneys New York, Federated Department Stores Inc., which includes Bloomingdale’s, Macy’s, and Marshall Field’s, Henri Bendel, Neiman Marcus, Nordstrom, and Saks Fifth Avenue, and specialty retailers such as American Rag, Anthropology, Atrium, Bergdorf Goodman Lisa Klein, Ron Herman, Fred Segal, and Scoop NYC in the United States.  We sell internationally to retailers such as Galleries Lafayette, Le Bon Marche, and Le Printemps in France, Barney’s Japan, Isetan, and Mitsukoshi in Japan, Harvey Nichols and Selfridges & Co. in the United Kingdom, Ztampz in Hong Kong and Gio Moretti in Italy.

The Joe’s® website, www.joesjeans.com, has been established to promote and advance the brand’s image and to allow consumers to review and purchase online the latest collection of products.  The information available on Joe’s® website is not intended to be incorporated into this Annual Report.  Joe’s currently uses both online and print advertising to create brand awareness with customers as well as consumers.

For fiscal 2006, Joe’s three largest customers and customer groups accounted for approximately 42% of its net sales.  While, this is a high percentage of sales, attributable to three customer groups, we believe that we would be able to find alternative customers to purchase Joe’s products in the event of the loss of any of these existing customers.  For example, Joe’s largest customer was Federated Department Stores Inc. which includes Bloomingdale’s, Macy’s, and Marshall Field’s.

Other Branded Apparel

During fiscal 2006, we sold the remaining indie™ and Betsey Johnson® inventory primarily to discount liquidators.

We do not enter into long-term agreements with any of our customers.  Instead, we receive individual purchase order commitments from our customers.  A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations.  See “Risk Factors—A portion of our net sales and gross profit is derived from a small number of large customers.”

Seasonality of Business and Working Capital

Products are designed and marketed primarily for four principal selling seasons, Spring, Summer, Fall/Back-to-School and Winter/Holiday.  Typically, we have approximately a twelve to fourteen week turnaround time between the time we book an order and when we ship it.  Our primary booking periods for the retail sales seasons are as follows:

Retail Sales Season	Primary Booking Period
Spring	September-November
Summer	November-March
Fall/Back-to-School	February-May
Winter/Holiday	June-August

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales.  Historically, a significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months.  In the second quarter in order to prepare for peak sales that occur during the second half of the year, we build inventory levels, which results in higher liquidity needs compared to other quarters.  If sales are materially different from seasonal norms during the third quarter, our annual operating results could be materially affected.  Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.

During fiscal 2006, we utilized financing agreements with CIT Commercial Services, a unit of CIT Group, Inc., or CIT, to provide us with our working capital needs through the sale of our account receivables and advances against certain eligible inventory.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of our financing agreements with CIT.

Based upon our historical growth, we may need to obtain additional working capital in order to meet our operational needs in fiscal 2007.  While we expect to fund our operational needs by relying on the availability of funds offered to us under our financing agreements with CIT, we believe that any additional capital, to the extent needed, may be obtained through alternative short-term financing arrangements.  We also have funds available to us as a result of proceeds from the sale of equity and warrants during our first quarter of fiscal 2007 in December 2006.  See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of our capital needs.  However, there can be no assurance that this or other financing will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to contract our operations.

Credit and Collection

We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale.  Our decision to extend credit is based on factors such as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry, and timelines of payments made to us.  We generally extend this credit without requiring collateral.  A percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery, or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior payment history.  For those customers to whom we extend credit, typical terms are net 30 to 60 days.  Based on industry practices, financial awareness of the customers with whom we conduct business, and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit.  We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk.  However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers’ purchase orders are typically filled and shipped within two to six weeks.  As of November 25, 2006, we had backlog of $16,600,000 for Joe’s®.  The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows.  Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis.  We compete with a large number of apparel companies similar to ours for consumers.  Our primary branded competitors include Seven for All Mankind, Citizens of Humanity, and Rock & Republic.  We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers’ delivery schedules.

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

Imports Restrictions and Other Governmental Regulations

Transactions with our foreign manufacturers and suppliers are subject to the general risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions.  The countries in which our products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  The enactment of any additional duties, quotas or restrictions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement and other bilateral textile agreements between the United States and a number of foreign countries, including Hong Kong, China, Taiwan and Korea.  Some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries.  Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.  Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

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

Discontinued Operations

Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed an auction of each of the four separate buildings that served as our former headquarters.

In January 2006, in connection with our Board of Directors decision to focus our operations on our Joe’s® brand, we began to look for a purchaser for our private label apparel division operated by our IAA subsidiary that we originally purchase in July 2003 from Azteca Production International, Inc., or Azteca.  Because the sale of these assets was subject to obtaining approval of our stockholders, the potential sale of the private label division assets did not meet the criteria of an asset held for sale and thus could not be considered a discontinued operation until the sale was completed.  On May 12, 2006, we completed the sale of our private label apparel division and accordingly, reported it as a discontinued operation on our Quarterly Report on Form 10-Q for the period ended May 27, 2006.  As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

Human Resources

As of February 7, 2006, we had 81 full-time employees and we consider our relationships with our employees to be good.

Financial Information about Geographical Areas

See “Notes to Consolidated Financial Statements - Note 14 – Segment Reporting and Operations by Geographical Area” for further discussion of financial information about geographical areas.

Available Information

Our website address is www.innovogroup.com.  We make available on or through our website, without charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Although we maintain a website at www.innovogroup.com, we do not intend that the information available through our website be incorporated into this Annual Report.  In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov.  Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at (202) 551-8090.

Executive Officer

The following table sets forth certain information regarding our executive officer:

Name	Age	Position
Marc B. Crossman	35	Chief Executive Officer, (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer) and Director

Marc B. Crossman has served as our Chief Financial Officer since March 2003 and a member of our Board of Directors since January 1999.  In September 2004, Mr. Crossman was appointed to the position of President and in January 2006, Mr. Crossman was appointed to the position of Interim Chief Executive Officer.  In May 2006, the Interim title was removed.

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

We may not be successful in implementing our strategic plan to focus our resources on our Joe’s® brand.

Our ongoing business operations focus our resources on our Joe’s® brand.  While to date, this has been our best performing asset, we cannot assure you that our reliance on sales from only one brand in the marketplace will result in profitability for us.  We cannot assure you that our Joe’s® brand will continue to meet our expectations in terms of sales, profits and acceptance in the marketplace by consumers and retailers.  Therefore, our business operations could be negatively impacted by a change in any one or all of these expectations and may have a material adverse impact on our financial condition and results of operations.

Our operations could be dependent on our ability to execute on our exploration of strategic initiatives for our business, including our proposed merger agreement with JD Holdings.

In January 2006, we announced that our Board of Directors decided to explore strategic initiatives related to our business, including the possible sale of some or all of our assets.  In furtherance of these initiatives, in February 2007, we announced that we entered into a merger agreement with JD Holdings to purchase all right, title and interest in the Joe’s® brand and marks.  We believe that the purchase of the Joe’s® brand and marks will give us the right to control the direction of the brand.  However, this merger is subject to the approval of our stockholders and we cannot assure you that the transaction will be approved or that this change will result in profitability for us.  While we believe that this transaction may ultimately enhance stockholder value, we cannot assure you that this or any transaction will result in enhanced economic value or profitability.  In addition, in the event that the merger is approved, we expect to seek opportunities to license the Joe’s® brand and marks under license agreements for categories of products that we do not produce.  We cannot assure you that this strategy will work or result in increased revenue for us.

Due to our negative cash flows, we could be required to cut back or stop operations if we are unable to raise or obtain needed funding.

Our ability to fund our operations will depend on (i) utilizing our receivable and inventory based agreements with CIT; (ii) utilizing the proceeds from our equity financing in December 2006; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels and operating expenses; and (v) increasing collection efforts on existing account receivables.

Our primary method to obtain the cash necessary for operating needs is through the sale of our account receivables under our factoring agreements and ability to obtain advances under our inventory security agreements, or the Factoring Facilities, with CIT.  These Factoring Facilities give us, through our operating subsidiaries, the ability to obtain cash by selling to CIT certain of our account receivables for up to 85% of the face amount of the receivables on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  The Factoring Facilities also allow us to obtain advances for up to 50% of the value of certain eligible inventory.  We currently obtain funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $2,700,000 of maximum availability.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  This personal guarantee by Mr. Furrow has contributed to our ability to obtain cash under our existing Factoring Facilities.  In addition, in October 2006, JD Design granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow us to obtain additional advances under our inventory security agreement.  In connection with the security interest and guaranty, we entered into an agreement with JD Design to provide protection to JD Design through the potential issuance of shares of our common stock as collateral for the non-recourse guaranty and security interest granted to CIT.  See “Notes to Consolidated Financial Statements - Note 6 – Account Receivables, Inventory Advances and Due (to) Factor” and “Note 13 – Commitments and Contingencies” for further discussion of our Factoring Facilities with CIT and the Collateral Protection Agreement with JD Design.

As of November 25, 2006, our availability with CIT was approximately $425,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by us upon 60 days advanced written notice prior to June 30, 2007 or earlier provided that the minimum factoring fees have been paid for the respective period.

Because our negative cash flows could cause CIT to terminate the Factoring Facilities after notice, we may be forced to pay our liability with CIT, which could include CIT exercising its right to take possession of the pledged collateral, which includes raw materials through finished goods and receivables.  Although we have undertaken numerous measures to increase sales, control inventory costs and operate more efficiently so that we may be able to continue to fund our operations for fiscal 2007, we may continue to experience losses and negative cash flows.  We can give you no assurance that we will in fact operate profitably in the future.

We rely on our Joe’s ® License Agreement to generate our revenues.

Our sales are dependent upon our Joe’s® license.  Although we believe we will continue to meet all of our material obligations under this license agreement, there can be no assurance that such license rights will continue or will be available for renewal beyond the rights that we have under the agreement.  We are dependent on our revenue from this license agreement to fund our continuing operations.  Because of this reliance, we have entered into the merger agreement with JD Holdings so that we can, if we obtain stockholder approval, own all right, title and interest to the Joe’s® brand and marks.  By owning the brand and the marks, we eliminate the possibility of losing the license that we rely on to generate revenue.

We outsource certain of our business operations and are dependent, to a degree, on third parties to perform these services for us.

In connection with our operations, we outsource certain services and are dependent on third parties such as Azteca for the manufacture and Pixior for product fulfillment of our apparel products.  The inability of one or more of these service providers to manufacture, ship or fulfill our customer purchase orders in a timely manner or to meet our quality standards could cause us to miss the delivery dates for our customers for those items.  As a result, our customers may decide to cancel orders, refuse to accept delivery of the products or cause us to provide discounts or allowances.  Any of these events could have a material adverse effect on our financial condition and results of operation.

We are dependent on our relationships with our vendors.

We purchase our raw materials, including fabric, yarns, threads and trims, such as zippers, buttons, tags from a variety of vendors.  While we are not reliant exclusively on one or more particular vendor for the supply of the raw materials or component parts required to meet our manufacturing needs, we depend on our relationships and these vendors to ensure our supply of these raw materials or component parts.  Any problems or disputes with these vendors could result in us having to source these raw materials or component parts from another vendor, which could delay production, and in turn have a material adverse effect on our financial condition and results of operation.

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

In the 52 week period prior to February 7, 2007, the closing price of our common stock has ranged from $0.37 to $1.45.  In addition, stock markets generally have experienced extreme price and volume trading volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies.  These broad market fluctuations may significantly and negatively affect the market price of our common stock.

If we cannot meet the Nasdaq Capital Market maintenance requirements and Nasdaq rules, Nasdaq may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock.

In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq Capital Market, formerly known as the Small Cap Market, and Nasdaq rules, which require, among other things, minimum stockholders’ equity of $2.5 million, a minimum bid price for our common stock of $1.00, and a requirement that a majority of our Board of Directors be independent, as defined in the Nasdaq rules.

On June 30, 2006, we announced that we received a Nasdaq staff deficiency notice indicating that we were no longer in compliance with Nasdaq Rule 4310(c)(4) because the closing bid price per share of our common stock was below $1.00 per share for 30 consecutive trading days.  We were provided with 180 calendar days, or until December 27, 2006, to regain compliance with this rule.  On December 29, 2006, we announced that we had received a second letter from Nasdaq on December 28, 2006.  The second letter notified us that since we did not regain compliance by December 27, 2006, but otherwise met the initial listing criteria set forth in Nasdaq Rule 4310(c) except for the bid price requirement, we were eligible for an additional 180 calendar days, or until June 25, 2007, to regain compliance.  On January 29, 2007, we announced that we had regained compliance with the minimum bid price rule.  However, there can be no assurance that we will be able to maintain the bid price of our common stock at $1.00 and not violate this rule or other Nasdaq requirements in the future.

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

Our directors and management beneficially own a large percentage of our common stock.

Our executive officer and directors beneficially own approximately 18% of our common stock, including options exercisable within 60 days of February 7, 2006, in the aggregate.  More specifically, the Chairman of our Board, Sam Furrow, beneficially owns approximately 8.1% of our common stock, and Jay Furrow, our former Chief Executive Officer, current member of our Board and the son of Sam Furrow, beneficially owns approximately 4.6% of our common stock.  Because of this level of stock ownership, in the aggregate, certain persons may be in a position to directly or indirectly control our affairs.  Our bylaws also limit the ability of stockholders to call a special meeting of stockholders.  These bylaw provisions could have the effect of discouraging a takeover of us, and therefore may adversely affect the market price and liquidity of our securities.  We are also subject to a Delaware statute regulating business combinations that may hinder or delay a change in control.  The anti-takeover provisions of the Delaware statute may adversely affect the market price and liquidity of our securities.

We are dependent, to a degree, on manufacturing arrangements with Azteca certain stockholders and their related entities to produce a substantial portion of our products.  In addition, we have historically in the past granted them certain rights which may result in the ability to influence us to a degree.

Over the course of our relationship with Azteca, Commerce, Hubert Guez and Paul Guez, we have at certain times entered into a variety of agreements with them, including purchase agreements and manufacturing and distribution arrangements, verbal and written.  Azteca and Commerce are entities controlled by Hubert Guez and/or Paul Guez.  Our business is dependent in part with our ability to work with Azteca, Commerce and each of the Guez brothers.

Our relationship with the Guez brothers and their entities began in the summer of 2000 when we entered into a securities purchase agreement with them.  Thereafter, we utilized this relationship in order to enter into the denim apparel and design business.  To foster business growth, we entered into certain supply and distribution agreements with them and also moved our headquarters from Tennessee to Los Angeles to office and warehouse space under a verbal shared facility arrangement.  Over the course of the next few years, the Guez brothers maintained an interest in us through stock ownership and through the various manufacturing, supply and distribution arrangements.

In fiscal 2006, as a result of the prior relationship, we entered into a manufacturing arrangement with them to manufacture some of our Joe’s® denim bottoms in Mexico through their Mexican subsidiary, AZT.  In fiscal 2006, we purchased approximately $12,845,000 in goods and services, or 55% of our total purchases from AZT and its affiliates.  Therefore, the loss of our manufacturing arrangements with AZT could adversely affect our current supply responsibilities.  If we, due to unforeseen circumstances are unable to utilize the services of AZT for manufacturing, our operations may be adversely affected until we are able to secure manufacturing arrangements with other suppliers that could provide a similar magnitude of services to us.  In addition, developing and finding such alternative suppliers for such services may take focus, time and effort from management’s attention to other operations.

Over the course of the relationship and as we have grown and changed our business plans, the Guez brothers and their related entities have decreased their stock ownership and decreased the amount and types of operational arrangements with us.  Presently, we only utilize AZT to manufacture our products.  We no longer share office space with them and based upon a Schedule 13D/A filed by Paul Guez, Azteca, and Hubert Guez on July 17, 2006, and a Form 4 filed on January 26, 2007, the Guez brothers, including entities owned or controlled by them, beneficially own approximately 16% of our common stock in the aggregate.  In addition, we granted certain rights in 2000 in connection with investments made by Commerce and other investors affiliated with Hubert Guez and Paul Guez, including a Mr. Joseph Mizrachi, whereby they may have the right to designate three individuals and one individual, respectively, for election to our board of directors.  If any or all of the designated directors are elected, then our board has the obligation to appoint at least one designated director to each of its committees.  As of February 21, 2003, the Mizrachis ceased to be the beneficial owners of more than 5% of our securities.  Because of this level of stock ownership, in the aggregate, and the right to appoint members to our board, they may be in a position to directly or indirectly influence our affairs.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

Our business is seasonal.  The majority of our marketing and sales activities take place from late fall to early spring.  Historically, our greatest volume of shipments and sales have occurred from late spring through the summer, which coincides with our second and third fiscal quarters.  This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest.  Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters.  Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year.  We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available.  We cannot assure you that the effects of such seasonality will diminish in the future.

We face risks associated with constantly changing fashion trends, including consumer’s response to our Joe’s® branded apparel.

Our success will depend on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner, in particular, consumer demand for our Joe’s® branded apparel.  Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities in the marketplace.  If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively affect our ability to achieve profitability.  At the same time, a focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

In addition, we face risks associated with delivering an entire collection of items, including, fashion t-shirts, tops, sweaters and bottoms in fabric other than denim, of fashion-forward apparel items bearing the Joe’s® brand name.  We attempt to minimize our risk associated with these products through early order commitments by retailers.  We must generally place production orders with manufacturers before we have received all of a season’s orders and orders may be cancelled by retailers before shipment.  Therefore, if we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories or lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our business could be negatively impacted by a change in consumer demand for denim in the marketplace.

Denim, including premium denim, an industry term for denim jeans with a typical retail price of $120 or more, has been increasingly popular and growing in sales over the past few years as a consumer discretionary purchase both domestically and internationally.  However, because consumer demands and fashion trends are subject to cyclical variations as well as the fact that the general economy and future economic prospects can often affect consumer spending habits, a change in any one of the following:

•      consumer demand,

•      consumer purchases of discretionary items,

•      the economy in general, or

•      fashion trends,

any of which may result in lower sales, excess inventories or lower profit margins for our Joe’s® products, any of which could have a material adverse effect on our results operations and financial condition.

Our Joe’s® business may not experience the growth we expect if we are unable to execute on our plan to increase our international sales.

Continued growth of our Joe’s® brand may be dependent, in part, on our ability to increase our international net sales.  During fiscal 2006, our international net sales decreased compared to fiscal 2005 partially as a result of delays in producing samples for use at international trade shows.  On February 1, 2007, we and our international distributor mutually agreed to dissolve our agreement for international distribution.  Under the terms of the dissolution, we have been assigned the rights associated with the sub-distributors in various countries and are continuing to ship to our international distributors.  Further, our distribution agreement for the Japanese market automatically ended on December 31, 2006, and we are currently working with them on a purchase order basis.  As a result of the dissolution of these two agreements, we are internally evaluating our options with respect to our international business and are reviewing our relationships in the international marketplace to create a strategy to improve and grow our international sales.  While we believe that our strategy for fiscal 2007 will improve our international sales, there can be no assurance that we will be able to achieve our expectation level of net sales in the international marketplace.  Further, there can be no assurance that our styles, fits and washes will gain acceptance in the international marketplace, as we primarily design with the domestic customer in mind.

Lack of growth in the international market could have a material adverse effect on our results operations and financial condition.

A portion of our net sales and gross profit is derived from a small number of large customers.

Our 10 largest customers and customer groups accounted for approximately 60% of our net sales during fiscal 2006.  We do not enter into any type of long-term agreements or firm commitment orders with any of our customers.  Instead, we enter into a number of individual purchase order commitments with our customers.  A decision by the controlling owner of a group of stores or store or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we were unable to find an alternative customer for our products in a timely manner.

Our business could be negatively impacted by the financial health of our retail customers.

We sell our product primarily to retail and distribution companies around the world based on pre-qualified payment terms.  Financial difficulties of a customer could cause us to curtail business with that customer, in addition to the customer’s decision to decrease the level of its orders, to cancel orders previously placed in advance of shipment dates or to cease carrying our products.  We may also assume more credit risk relating to that customer’s receivables.  We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

In recent years, the retail industry has experienced consolidation or other ownership changes that have resulted in one entity controlling several different stores.  This consolidation can result in fewer customers for our products or the closing of some stores or the number of “doors” which carry our products.  As a result, the potential for consolidation or ownership changes, closing of retail outlets and fewer customers could negatively impact sales of our products and have a material adverse effect on our financial condition and results of operations.

The loss of the services of key personnel could have a material adverse effect on our business.

Our executive officer has substantial experience and expertise in our business and has made significant contributions to our growth and success.  The unexpected loss of services of this individual could adversely affect us.  We are currently not protected by a key-man or similar life insurance covering our executive officer, nor do we have a written employment agreement with our executive officer who serves as our Chief Executive Officer, President and Chief Financial Officer.  If, for example, our executive officer should leave us, his services would likely have a substantial impact on our ability to operate, on a daily basis, because we would be forced to find and hire similarly experienced personnel to fill one or more of those positions, and daily operations may suffer temporarily as a result of this immediate void.

Furthermore, with respect to Joe’s, while we maintain an employment agreement with Joe Dahan and expect to enter into a new agreement if the merger transaction is completed, Mr. Dahan’s departure from Joe’s could materially adversely affect our operations because his experience, design capabilities, and name recognition in the apparel industry is important to our business and we rely heavily on Mr. Dahan’s capabilities to design, direct and produce product for the Joe’s brand.  However, the loss of Mr. Dahan would not terminate our existing agreement pursuant to which we license the use of Joe’s® and the JD logo, nor would it have any effect on the brand should the merger be approved.  While we believe that we would be able to find a suitable replacement to design, direct and produce product for the Joe’s brand, we do not know the effect a new or different designer would have on the products and consumer’s response to those new products.  Therefore, loss of such service could have an impact on our ability to operate on a daily basis and daily operations may suffer temporarily as well.

Our business could suffer as a result of manufacturer’s inability to produce our goods on time and to our specifications or if we need to replace manufacturers.

We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products.  Our products are manufactured to our specifications by both domestic and international manufacturers.  In part, we are partially dependent on AZT and its affiliates as a manufacturer to the extent that they manufactured approximately 55% of our products during fiscal 2006.  During fiscal 2006, approximately 41% of our products were manufactured in the United States and approximately 59% of our products were manufactured in Mexico or foreign countries.  The inability of a certain manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.  Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change so rapidly in the apparel and fashion business, particularly from one season to the next.  Further, because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

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

Should we be forced to replace one or more of our manufacturers, particularly a manufacturer that we may rely upon for a substantial portion of our production needs, such as AZT, then we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer.

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers.  Despite our lack of control, we have internal and vendor operating guidelines to promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers.  We also utilize the services of a third party independent labor consulting service to conduct on site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations.  The violation of labor or other laws by one of our independent manufacturers or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.  In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers.  As a result, should one of our independent manufacturers be found in violation of state labor laws, we could suffer financial or other unforeseen consequences.

Our trademark and other intellectual property rights may not be adequately protected outside the United States and some of our products are targets of counterfeiting.

We believe that our trademarks and other proprietary rights are important to our success and our competitive position.  We may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks as we expand our product offerings and expand the number of countries where we sell our products.  We cannot ensure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights.  Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction.  In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

Our Joe’s® products are sometimes the target of counterfeiters.  As a result, there are often products that are imitations or “knock-offs” of our Joe’s® products that can be found in the marketplace or consumers can find products that are confusingly similar to ours.  We intend to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

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

We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have.  We do not currently hold a dominant competitive position in any market.  We compete with other denim manufacturers such as Seven for All Mankind, Citizens of Humanity and Rock & Republic, and other larger competitors primarily on the basis of:

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

In the event that we consummate the merger agreement with JD Holdings, our existing stockholders may be diluted.

Pursuant to the merger agreement entered into in February 2007 with JD Holdings, if we receive approval by our stockholders, we have agreed to issue to JD Holdings 14,000,000 shares of our common stock.  In the event that we issue 14,000,000 shares of our common stock, this issuance would dilute the equity interests of our existing stockholders.  The perceived risk of dilution may cause our existing stockholders to sell their shares, which could contribute to a decline in the price of our common stock or to vote against the merger transaction.  In the event that the merger is not approved by our stockholders, we would continue to hold only a license for the right to use the Joe’s® brand and marks.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal place of business is located in Commerce, Los Angeles County, California.  The following table sets forth information with respect to our principal place of business:

Location	Use	Ownership Status	Approximate Area in Square Feet	Lease Expiration
Commerce, California	Design and administrative offices	Leased	15,000 sq. ft.	Verbal arrangement

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.  In addition, our Joe’s products are displayed in third-party showrooms in New York City, Los Angeles and internationally through sales representation or distribution arrangements.  Therefore, we do not lease or own space in which Joe’s products are sold in the United States or internationally.  We also have leased a small office space in New York, New York for public relations purposes that we lease on a short term lease that is renewable for consecutive six month periods.

Historically, we have at times leased additional space to meet certain needs associated with other divisions, business lines or business segments that we no longer operate.  For example, we previously leased additional executive office space in Los Angeles, California since our prior principal office space did not have a meeting room for our board and management.  In addition, we also leased space in New York, New York in connection with the launch and support of our Fetish™ and Shago® branded apparel lines.  We have entered into a sublease and an assignment of leases for these spaces, respectively; however, we remain contingently liable as the original lessee under the lease agreements until the end of the original term of the subleases, which are December 31, 2009 and July 31, 2009, respectively.  The chances are remote that we will be required to pay any additional amounts under these guarantees.

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

(b)           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Our common stock is currently traded under the symbol “INNO” on The Nasdaq Capital Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq.  The following sets forth the high and low interday quotations for our common stock in such market for the periods indicated.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

Fiscal 2006	High	Low
First Quarter	$1.41	$0.50
Second Quarter	$1.32	$0.52
Third Quarter	$0.85	$0.45
Fourth Quarter	$0.75	$0.37

Fiscal 2005	High	Low
First Quarter	$4.79	$1.96
Second Quarter	$6.61	$3.93
Third Quarter	$6.24	$1.88
Fourth Quarter	$2.38	$1.12

As of February 6, 2007, there were 909 record holders of our common stock.

We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider such factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 25, 2006, which includes our 2004 Stock Incentive Plan, our 2000 Employee Stock Incentive Plan and our 2000 Director Stock Incentive Plan.  We stopped granting options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1):
2004 Incentive Plan	3,688,750	$1.69	377,256
2000 Employee Plan	200,000	$2.40	N/A	(2)
2000 Director Plan	203,546	$0.78	N/A	(2)
TOTAL	4,092,296	$1.68	377,256

(1)                                  See “2004 Stock Incentive Plan,” “2000 Employee Stock Incentive Plan” and “2000 Director Stock Incentive Plan” described in “Notes to Consolidated Financial Statements - Note 12 – Stockholders’ Equity - Stock Option Plans” for a further description of our equity compensation plans.

(2)                                  While there are shares available under both of these plans, we will no longer grant options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan since the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

(b)           None.

(c)           None.

ITEM 6.  SELECTED FINANCIAL DATA

The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data.  The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	(in thousands, except per share data)
	11/25/06	11/26/05	11/27/04	11/29/03	11/30/02

Net sales	$46,633	$35,920	$26,716	$37,468	$17,537
Cost of goods sold	31,224	25,203	19,883	32,466	11,393
Gross profit	15,409	10,717	6,833	5,002	6,144

Operating expenses
Selling, general and administrative	21,587	18,245	18,670	13,906	5,216
Depreciation and amortization	290	182	202	390	195
	21,877	18,427	18,872	14,296	5,411
Operating (loss) income	(6,468)	(7,710)	(12,039)	(9,294)	733
Interest expense	(573)	(781)	(353)	(495)	(340)
Other (expense) income	(67)	16	(19)	482	138
(Loss) income from operations, before taxes	(7,108)	(8,475)	(12,411)	(9,307)	531

Income taxes	36	13	15	52	119
(Loss) income from continuing operations	$(7,144)	$(8,488)	$(12,426)	$(9,359)	$412

Discontinued operations, net of tax	(2,149)	(7,945)	2,850	1,042	160
Net (loss) income	$(9,293)	$(16,433)	$(9,576)	$(8,317)	$572

Earnings (loss) per common share - Basic
(Loss) earnings from continuing operations	(0.21)	(0.26)	(0.44)	(0.55)	0.03
(Loss) earnings from discontinued operations	(0.06)	(0.25)	0.10	0.06	0.01
(Loss) earnings per common share - Basic	$(0.27)	$(0.51)	$(0.34)	$(0.49)	$0.04

Earnings (loss) per common share - Diluted
(Loss) earnings from continuing operations	(0.21)	(0.26)	(0.44)	(0.55)	0.03
(Loss) earnings from discontinued operations	(0.06)	(0.25)	0.10	0.06	0.01
(Loss) earnings per common share - Diluted	$(0.27)	$(0.51)	$(0.34)	$(0.49)	$0.04

Weighted average shares outstanding
Basic	33,853	31,942	28,195	17,009	14,856
Diluted	33,853	31,942	28,195	17,009	16,109

Balance sheet data:
Total assets	$11,794	$27,596	$38,143	$46,365	$15,143
Stockholders’ equity	3,308	11,557	20,279	16,482	5,068

Long-term debt - Discontinued operations	—	7,085	8,627	21,800	3,387

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 25, 2006, November 26, 2005 and November 27, 2004.  This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Annual Report that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of apparel products focusing on denim and casualwear.  Our primary apparel products bear the brand name Joe’s® operated under our Joe’s Jeans Inc. or Joe’s Jeans, subsidiary.  Since Joe’s Jeans was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs.  Historically, we also sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products and craft and accessory products.

Fiscal 2006 continued to be a transition year for us.  Beginning in 2004 with our exit from urban branded apparel and through 2006, we continued to re-evaluate our various license agreements and segments of operations.  In May 2005, we sold the remaining assets of our craft and accessory business segment operated under our Innovo Inc. subsidiary.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand.  Thereafter, we decided to focus our operations on our Joe’s® brand and exit the operation of our other branded labels such as indie™ and Betsey Johnson®.  In addition, we divested ourselves of our private label division in May 2006 when we sold certain of the assets where we made denim apparel products for mass market retailers such as American Eagle Outfitters Inc. and Target Corporation.  Throughout the course of the fiscal year, we sold almost all of the remaining indie™ and Betsey Johnson® inventory to focus on our Joe’s® business.  Further, in the third quarter of fiscal 2006, we began operating under an agreement with Pixior LLC, or Pixior, a Los Angeles-based distribution company, to outsource our product fulfillment services, including our warehousing, distribution and customer service needs for our products.  By outsourcing these services, we have been able to reduce our overhead and expect to reduce certain selling, general and administrative expenses associated with our continuing operations.

Because we focus on design, development and marketing, we rely on third party manufacturers to manufacture our apparel products for distribution and Pixior for product fulfillment services.  We sell our products at wholesale prices to numerous retailers, which include major department stores, specialty stores, and distributors around the world.

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

During fiscal 2004 and 2005, we launched and terminated several branded apparel lines which were sources of revenue for us during certain points, such as Fetish™, Shago®, Betsey Johnson® and indie™.  In May 2005, we sold certain assets related to our craft and accessory segment of operations and in May 2006, we sold certain assets of our private label business.  Both have subsequently been classified as part of our discontinued operations.  As a result, our continuing operations for fiscal 2006 include net sales of our Joe’s Jean® brand, as well as net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  They continue to be reflected in our overall net sales even though the brands will not be part of our continuing operations for fiscal 2007. As a result of disposition of assets and termination of various branded apparel lines, our current and future business differs from our past operations.  Results of operations related to our Joe’s® brand is the only consistent item through all periods presented.

Subsequent Events

In December 2006, we raised approximately $3,622,000 through a private placement of common stock and warrants to purchase common stock to certain accredited investors.  In connection with the transaction, we issued 6,834,347 shares of our common stock at a purchase price of $0.53 per share and 2,050,304 warrants to purchase shares of our common stock with an exercise price of $0.58 per share to the investors.  We also issued 125,000 warrants to purchase shares of our common stock with an exercise price of $0.66 per share to a consultant in exchange for introducing the investors to us.  The warrants are not exercisable for six months and contain a cashless exercise provision.  We also agreed to register the shares for resale on a registration statement, which we expect to file shortly after our Annual Report.

In addition, in fiscal 2007, we entered into a series of transactions to solidify our focus on our Joe’s® branded apparel line.  In February 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we license the Joe’s® brand.  The merger is subject to the approval of our stockholders, but in the event that it is approved, we would own all right, title and interest to the Joe’s® brand and marks.  In exchange for all of the rights to the Joe’s® brand and subject to approval by our stockholders, we will issue to JD Holdings 14,000,000 shares of our common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the principal designer of the Joe’s brand and sole stockholder of JD Holdings.  This merger, if approved, would allow us the unrestricted right to control the direction of the brand and our company, including licensing opportunities and give us reassurance that no license-related issues could potentially hamper our operations.  We also announced that we entered into a license agreement with the Betesh Group to be effective upon completion of the merger agreement for the worldwide license to produce and sell handbags, belts and small leather goods, such as wallets, for men and women bearing the Joe’s® brand. We will receive a royalty of 10% on net sales of these products subject to certain minimums.  The initial term of the license after it becomes effective will be through December 31, 2010 with certain renewal rights.  Further, in February 2007 we also agreed to dissolve our international distribution agreement with our international distributor, Beyond Blue Inc., or BBI.  As a result, we are internally evaluating our options with respect to our international business and are reviewing our relationships in the international marketplace to create a strategy to improve and grow our international sales.

Comparison of Fiscal Year Ended November 25, 2006 to Fiscal Year Ended November 26, 2005

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/25/06	11/26/05	$ Change	% Change

Net sales	$46,633	$35,920	$10,713	30%
Cost of goods sold	31,224	25,203	6,021	24%
Gross profit	15,409	10,717	4,692	44%
Gross margin	33%	30%	3%	11%

Selling, general & administrative	21,587	18,245	3,342	18%
Depreciation & amortization	290	182	108	59%
Loss from operations	(6,468)	(7,710)	1,242	(A )

Interest expense	(573)	(781)	208	-27%
Other (expense) income	(67)	16	(83)	(A )
Loss from continuing operations, before taxes	(7,108)	(8,475)	1,367	-16%

Income taxes	36	13	23	177%
Loss from continuing operations	(7,144)	(8,488)	1,344	-16%

Discontinued operations, net of tax	(2,149)	(7,945)	5,796	(A )

Net Loss	$(9,293)	$(16,433)	$7,140	-43%

(A) Not Meaningful

Fiscal Year 2006 Overview

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	(in thousands)
	11/25/06	11/26/05	Change	% Change
Net Sales
Joe’s Jeans	$45,264	$33,304	$11,960	36%
Other Branded	1,369	2,616	(1,247)	(48)%
	$46,633	$35,920	$10,713	30%

Gross Profit
Joe’s Jeans	$16,910	$10,505	$6,405	61%
Other Branded	(1,501)	212	(1,713)	(808)%
	$15,409	$10,717	$4,692	44%

Gross Margin
Joe’s Jeans	37%	32%
Other Branded	(110)%	8%
Overall	33%	30%

Net Sales

Our overall net sales increased to $46,633,000 in fiscal 2006 from $35,920,000 in fiscal 2005, a 30% increase.

Joe’s®

The following table represents a summary of our Joe’s® net sales for the periods indicated.

	(in thousands)
	11/25/06	11/26/05	Change	% Change
Domestic - women	$39,558	$26,992	$12,566	47%
International - women	3,427	6,209	(2,782)	(45)%
Men’s	2,239	103	2,136	(A )
Royalty income	40	—	40	(A )
	$45,264	$33,304	$11,960	36%

(A) Not Meaningful

Our net sales of our Joe’s branded apparel increased to $45,264,000 during fiscal 2006 from $33,304,000 during fiscal 2005, a 36% increase.  This increase can be attributed to a continued strong demand for denim apparel products in the marketplace coupled with brand acceptance for our Joe’s® products in the premium denim market and the addition of our men’s line.  As a result of increased brand acceptance and awareness of our Joe’s® products, in fiscal 2006, we experienced growth in the number of department store “doors” carrying our products, as well as increases in the average inventory per door.  However, our domestic net sales increase of 47% was offset by a 45% decrease in international net sales.  Our international net sales decreased primarily due to delays during fiscal 2006 in the delivery of samples to our international distributor for use at major European apparel tradeshows and sales orders.  The salesperson samples were delayed in part because we utilized the same design calendar for both international and domestic production schedules.  We have modified our design calendar for our Spring 2007 collection in an effort to ensure that salesperson samples are delivered in advance of international tradeshow dates.  In addition, we recently dissolved our agreement with our international distributor and are internally evaluating our options with respect to our international business and reviewing our relationships in the international marketplace to create a strategy to improve and grow our international sales for fiscal 2007.

Other Branded Apparel

Net sales of our other branded apparel for fiscal 2006 include sales from indie™ and to a limited extent, Betsey Johnson®.  For fiscal 2005, our other branded label products included indie™, Betsey Johnson® and to a limited extent, Fetish™ and Shago®.  Our net sales of other branded label products decreased to $1,369,000 in fiscal 2006 from $2,616,000 in fiscal 2005, a 48% decrease, primarily due to sales of remaining inventory after our decision to exit the operation of the indie™ brand in January 2006 and termination of the Betsey Johnson® license in July 2005.  Our Betsey Johnson® branded apparel had limited net sales of $38,000 in fiscal 2006 compared to net sales of $180,000 in fiscal 2005.  During fiscal 2005, we had $273,000 of sales attributable to Fetish™ and Shago® products that we did not have in fiscal 2006.

Gross Profit

Our gross profit increased to $15,409,000 in fiscal 2006 from $10,717,000 in fiscal 2005, a 44% increase.  Our overall gross margin percentage increased to 33% in fiscal 2006 from 30% in fiscal 2005 because of our shift in sales mix to a higher percentage of our net sales from our Joe’s® branded apparel products, which generally a higher and more consistent gross margin than our other branded apparel products.  For example, our overall gross margins were negatively affected by a negative 110% gross margin for our other branded apparel products compared to our Joe’s® gross margin of 37% for fiscal 2006.

Joe’s®

Our gross profit for our Joe’s® brand increased to $16,910,000 in fiscal 2006 from $10,505,000 in fiscal 2005, a 61% increase.  Our gross margin percentage for our Joe’s® brand increased to 37% in fiscal 2006 from 32% in fiscal 2005.  Our gross margin increase for our Joe’s® brand is primarily attributable to more consistent gross margins in each quarter of fiscal 2006 compared to fiscal 2005.  For example, in the fourth quarter of fiscal 2005, our gross margins were negatively affected by an additional $2,700,000 of inventory reserves recorded as a result of ending the quarter with higher than anticipated inventory levels and the need to sell certain back pocket designs by March 31, 2006 under a settlement agreement with Levis Strauss & Co.  During fiscal 2006, we experienced more consistent gross margins from quarter to quarter; however, in the first quarter of fiscal 2006, we did experience lower gross margins as a result of (i) $2,562,000 of sales sold at a discount with little or no gross margins; and (ii) an additional reserve of $243,000 that we recorded against certain excess inactive fabric due to a change in inventory planning.

Other Branded Apparel

Our gross profit for our other branded apparel decreased to a negative $1,501,000 in fiscal 2006 from $212,000 in fiscal 2005, an 808% decrease.  Our gross margin percentage for our other branded apparel increased to a negative 110% from 8% in fiscal 2005.  This decrease in gross profit in fiscal 2006 was due to sales to discounters with negative or no gross margins in order to liquidate remaining inventory and sales at less than estimated net realizable value.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $21,587,000 in fiscal 2006 from $18,245,000 in fiscal 2005, an 18% increase.

The SG&A increase in fiscal 2006 compared to fiscal 2005 is largely a result of the following factors: (i) an increase in sales commissions and royalties of $946,000 as a result of our 36% increase in Joe’s® sales; (ii) an increase of $360,000 in advertising expenses associated with expenses for booths for tradeshows, catalogues and look books to showcase our new product offerings, including our men’s line; (iii) an increase of $883,000 in sample expenses due to increased costs associated with testing different washes and finishes associated with development and sample production, including producing samples for our re-launched Joe’s® men’s product line ; (iv) an increase of $498,000 in facilities and distribution costs associated with outsourcing our product fulfillment services to Pixior and moving office space; (v) an increase of $370,000 in termination and settlement expenses due to severance payments in the first quarter of fiscal 2006 associated with terminating our former CEO and amounts paid for the assignment of office space in New York; and (vi) an increase of $1,044,000 in stock-based compensation charges related to the adoption of Statement 123(R).  These SG&A expenses were partially offset by (i) a reduction of $53,000 in employee and employee related expenses; and (ii) a reduction of $686,000 in professional fees primarily associated with maintenance and compliance with, rather than implementation of, the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased to $290,000 during fiscal 2006 from $182,000 during fiscal 2005, a 59% increase.  The increase was primarily attributable to depreciation associated with our purchase of $668,000 of fixed assets during fiscal 2006, which included tradeshow booths and related improvements, sewing machines and other equipment for sample production certain leasehold improvements to support our move in July 2006 to the shared facility, computers and office equipment.

Interest Expense

Our combined interest expense decreased to $573,000 in fiscal 2006 from $781,000 in fiscal 2005, a 27% decrease.  Our interest expense during fiscal 2006 was primarily associated with $576,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases which was partially offset by interest received on a promissory note from the purchaser of our former headquarters in Springfield, Tennessee.

Other Income (Expense)

During fiscal 2006, other expense, net was $67,000 compared to other income of $16,000 during fiscal 2005.  Other expense in fiscal 2006 was associated with $68,000 of expense recorded in the second quarter of fiscal 2006 associated with the loss of certain finished goods from a cargo fire in Turkey which was offset by an immaterial amount of other income.  During fiscal 2005, other income of $16,000 was associated with $8,000 in settlement funds in connection with a cease and desist letter sent to protect our trademarks and $8,000 in additional income from sales of licensed branded apparel in Japan.

Income Taxes

Our income tax expense related to continuing operations was $36,000 in fiscal 2006 compared to $13,000 in fiscal 2005, or a 177% increase.  Our effective tax rate was 0% for fiscal 2006 and 0% for fiscal

2005 due to continued losses.  We have not recognized a tax benefit for our fiscal 2006 operating losses as there is a full valuation allowance for our deferred tax assets, including net operating loss carryforwards.

Loss from Continuing Operations

We incurred a loss from continuing operations of $7,144,000 in fiscal 2006 compared to a loss from continuing operations of $8,488,000 in fiscal 2005, a 16% decrease.  Our loss from continuing operations in fiscal 2006 is largely the result of the following factors:  (i) an increase of $3,342,000 in SG&A expenses primarily associated with increased commissions and royalties, sample costs, advertising costs, facilities and distribution costs and stock-based compensation charges of $1,044,000 related to the adoption of Statement 123(R); and (ii) an increase of $108,000 in depreciation and amortization expenses primarily due to fixed assets purchased to support our facility move in July 2006.  However, our loss from continuing operations decreased as a result of an increase in gross profit of $15,409,000 and a corresponding 3 percentage point increase in overall gross margins.  In an effort to focus our operations on our Joe’s® brand, we had additional costs in fiscal 2006 that we do not expect to have in fiscal 2007, which we expect will assist us in reducing expenses and achieving profitability.

Comparison of Fiscal Year Ended November 26, 2005 to Fiscal Year Ended November 27, 2004

Fiscal Year 2005 Overview

The following table sets forth certain statements of operations data for the fiscal year periods as indicated:

	Year ended
	(in thousands)
	11/26/05	11/27/04	$ Change	% Change

Net sales	$35,920	$26,716	$9,204	34%
Cost of goods sold	25,203	19,883	5,320	27%
Gross profit	10,717	6,833	3,884	57%
Gross margin	30%	26%	4%	20%

Selling, general & administrative	18,245	18,670	(425)	-2%
Depreciation & amortization	182	202	(20)	-10%
Loss from operations	(7,710)	(12,039)	4,329	-36%

Interest expense	(781)	(353)	(428)	121%
Other income (expense)	16	(19)	35	(A )
Loss from continuing operations, before taxes	(8,475)	(12,411)	3,936	-32%

Income taxes	13	15	(2)	-13%
Loss from continuing operations	(8,488)	(12,426)	3,938	-32%

Discontinued operations, net of tax	(7,945)	2,850	(10,795)	(A )

Net Loss	$(16,433)	$(9,576)	$(6,857)	72%

(A) Not Meaningful

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated:

	(in thousands)
	11/26/05	11/27/04	Change	% Change
Net Sales
Joe’s Jeans	$33,304	$18,296	$15,008	82%
Other Branded	2,616	8,420	(5,804)	(69)%
	$35,920	$26,716	$9,204	34%

Gross Profit
Joe’s Jeans	$10,505	$6,383	$4,122	65%
Other Branded	212	450	(238)	(53)%
	$10,717	$6,833	$3,884	57%

Gross Margin
Joe’s Jeans	32%	35%
Other Branded	8%	5%
Overall	30%	26%

Net Sales

Our net sales increased to $35,920,000 in fiscal 2005 from $26,716,000 in fiscal 2004, a 34% increase.

Joe’s®

The following table represents a summary of our Joe’s® net sales for the periods indicated.

	(in thousands)
	11/26/05	11/27/04	Change	% Change
Domestic - women	$26,992	$12,731	$14,262	112%
International - women	6,209	5,243	966	18%
Men’s	103	322	(221)	(A )
Royalty income	—	—	—	(A )
	$33,304	$18,296	$15,008	82%

(A) Not Meaningful

Our net sales of our Joe’s branded apparel increased to $33,304,000 during fiscal 2005 from $18,296,000 during fiscal 2004, an 82% increase.  This increase can be attributable to an overall strong demand for denim apparel products in the marketplace coupled with brand acceptance for our Joe’s® products in the premium denim market both domestically and internationally.  More specifically, international sales of our Joe’s® products increased to $6,209,000 in fiscal 2005 from $5,243,000 in fiscal 2004, or an 18% increase, and domestic sales increased to $26,992,000 in fiscal 2005 from $12,731,000 in fiscal 2004, or a 112% increase.  This increase was partially offset by a decrease of $221,000 in our men’s line as a result of stopping the men’s line for several seasons in fiscal 2005 and re-launching it in fiscal 2006.

Other Branded Apparel

Net sales of our other branded apparel for fiscal 2005 primarily represent net sales from our indie™, Betsey Johnson®, Fetish™ and Shago® products.  For fiscal 2004, our other branded label products included Fetish™, Shago® and to a limited extent, Betsey Johnson®.  Our net sales of other branded label products decreased to $2,616,000 in fiscal 2005 from $8,420,000 in fiscal 2004, a 69% decrease, primarily due to the termination of our Fetish™ and Shago® lines in fiscal 2005 and limited sales of other branded apparel.  Our Betsey Johnson® branded apparel had net sales of $124,000 in fiscal 2004 and $180,000 in fiscal 2005.  Because sales of indie™ and Betsey Johnson® products in fiscal 2005 were less than $2,500,000 combined, we terminated the license for Betsey Johnson® in July 2005 and we announced our intention to sell and/or exit our indie™ branded apparel line in January 2006.

Gross Profit

Our gross profit increased to $10,717,000 in fiscal 2005 from $6,833,000 in fiscal 2004, a 57% increase.  Our gross margin percentage increased to 30% in fiscal 2005 from 26% in fiscal 2004 because of our shift in sales mix to a higher percentage of our net sales from our Joe’s® branded apparel products which generally carry more consistent gross margins and gross profit.

Joe’s®

Our gross profit for our Joe’s® brand increased to $10,505,000 in fiscal 2005 from a gross profit of $6,383,000 in fiscal 2004, a 65% increase.  However, our gross margin percentage for our Joe’s® brand decreased to 32% in fiscal 2005 from 35% in fiscal 2004.

Our decrease in our Joe’s® branded apparel gross margin percentage was primarily due to additional inventory reserves recorded in the fourth quarter of 2005 in the amount of $2,700,000.  During the third and fourth quarters of fiscal 2005, we bought too much inventory for deliveries in the third quarter and continued to build up our Joe’s inventory in anticipation of net sales of approximately $10,000,000.  Retailers also experienced higher than normal levels of inventory and we did not see reorders at the rate we expected in the fourth quarter.  Our fourth quarter of fiscal 2005 net sales of Joe’s were $6,921,000 and we were left with higher than normal levels of inventory at the end of the fourth quarter.  This higher level of inventory, coupled with the need to sell certain back pocket designs by March 31, 2006 in connection with a settlement agreement with Levi Strauss & Co., resulted in the write down of some of our Joe’s inventory.

Other Branded Apparel

Our gross profit for our other branded apparel decreased to $212,000 in fiscal 2005 from $450,000 in fiscal 2004, a 53% decrease.  Our gross margin percentage for our other branded apparel increased to 8% in fiscal 2005 from 5% in fiscal 2004.  This decrease in gross profit in fiscal 2005 was due to an additional write down of $330,000 on remaining Betsey Johnson® inventory in connection with the termination of the license agreement in July 2005.  Our gross margins increased due to higher than usual gross margins from sales at prices higher than estimated liquidated value and prior quarter write downs.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses decreased to $18,245,000 in fiscal 2005 from $18,670,000 in fiscal 2004, a 2% decrease.

The SG&A decrease in fiscal 2005 compared to fiscal 2004 is largely a result of a charge of $2,105,000 in the second quarter of fiscal 2004 associated with the termination of the Fetish™ license agreement that we did not have in fiscal 2005.  This decrease was partially offset by: (i) an increase of $1,024,000 in sales commissions and royalty expenses associated with an 82% increase in net sales of our Joe’s® branded apparel; (ii) a increase of $348,000 in facilities expenses due to a new facility lease in Los Angeles and customary annual increases in rent under our existing lease arrangements; and (iii) an increase of $162,000 for professional fees primarily related to additional compliance measures for Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased to $182,000 during fiscal 2005 from $202,000 during fiscal 2004, a 10% decrease.  The decrease in depreciation and amortization expenses was primarily attributable to depreciation associated with our tradeshow booth for our terminated Fetish™ branded apparel line that was written off in mid-2004 that we no longer had in fiscal 2005.

Interest Expense

Our combined interest expense increased to $781,000 in fiscal 2005 from $353,000 in fiscal 2004, a 121% increase.  Our interest expense in fiscal 2005 was primarily associated with:  (i) $403,000 of interest expense from our factoring and inventory lines of credit and letter’s of credit from CIT used to help support our working capital increases; (ii) $15,000 of interest expense from two loans totaling $500,000 provided by Marc Crossman, our President and Chief Financial Officer, to Innovo Group on February 7, 2003 and February 13, 2003 which have been repaid; and (iv) $363,000 of interest on $4,385,0000 convertible note including amortization of deferred financing cost, all of which have been repaid.

Other Income (Expense)

During fiscal 2005, other income was $16,000 compared to other income of $38,000 during fiscal 2004.  Other income during fiscal 2005 was associated with $8,000 in settlement funds in connection with a cease and desist letter sent to protect our trademarks and $8,000 in additional income from sales of licensed branded apparel in Japan.  Other income of $38,000 was offset by other expense of $57,000 in fiscal 2004 primarily associated with foreign currency exchange fluctuations for our Joe’s Jeans Japan subsidiary that we dissolved in fiscal 2004.

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

Loss from Continuing Operations

We incurred a loss from continuing operations of $8,488,000 in fiscal 2005 compared to a loss from continuing operation of $12,426,000 in fiscal 2004, a 32% decrease.  The decrease in our loss from continuing operations in fiscal 2005 is largely the result of the following factors:  (i) a decrease of $425,000 in SG&A expenses; and (ii) a 4 percentage point improvement in overall gross margins and corresponding increase of $3,884,000 in gross profit from our overall net sales.

However, we continued to experience losses due to: (i) lower gross profit as a result of $2,700,000 of additional inventory reserves recorded in the fourth quarter of 2005 against our higher than expected levels of Joe’s® inventory; (ii) lower than anticipated net sales in the fourth quarter from our Joe’s Jeans® branded apparel products; and (iii) SG&A expenses that remained at levels higher than operating profits.

Discontinued Operations

Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed an auction of each of the four separate buildings that served as our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. We also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of November 25, 2006, $4,000 of the promissory note has been included on our balance sheet under “Other current assets” and $47,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

In January 2006, in connection with our Board of Directors decision to focus our operations on our Joe’s® brand, we began to look for a purchaser for our private label apparel division operated by our IAA subsidiary that we originally purchased in July 2003 from Azteca Production International, Inc., or Azteca.    On May 12, 2006, we completed the sale of our private label apparel division and accordingly, reported it as a discontinued operation.  As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

Under the asset purchase agreement for the private label division entered into with Cygne Designs, Inc., or Cygne, the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  We also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.  The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and our resulting loss on the sale of these assets (in thousands):

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

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total

2006
Net sales	$20,393	$—	$—	$20,393
Pre-tax income (loss)	487	(3)	(19)	465
Loss on sale	(2,614)	—	—	(2,614)
Income taxes expense (benefit)	—	—	—	—
Discontinued operations, net of tax	$(2,127)	$(3)	$(19)	$(2,149)

2005
Net sales	$72,670	$2,491	$—	$75,161
Impairment loss of goodwill	12,572	—	—	12,572
Pre-tax loss	(7,941)	(258)	(120)	(8,319)
Gain on sale	—	374	—	374
Income taxes expense (benefit)	—	1	(1)	—
Discontinued operations, net of tax	$(7,941)	$115	$(119)	$(7,945)

2004
Net sales	$77,992	$16,957	$—	$94,949
Pre-tax income (loss)	5,294	(1,550)	(909)	2,835
Income taxes expense (benefit)	—	(7)	(8)	(15)
Discontinued operations, net of tax	$5,294	$(1,543)	$(901)	$2,850

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

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) sales from accounts receivable factoring facilities and advances against inventory; and (ii) trade payable credits from vendors and related parties.  Cash provided by continuing operating activities was $1,836,000 in fiscal 2006.  Cash provided by our continuing operating activities plus $560,000 of cash on hand at the beginning of fiscal 2006 was used during fiscal 2006 to fund investing in and financing continuing operating activities of $54,000 and $1,270,000, respectively.  During fiscal 2006, we used the cash provided by our continuing operations to fund operating expenses and purchase inventory.  Our cash balance was $385,000 as of November 25, 2006.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs.  From time to time, we have conducted equity financing through private placements and obtained increases in our availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties.  In December 2006, we conducted an equity financing through a private placement and received approximately $3,622,000 in gross proceeds.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and finance extensions of our trade credit to our customers.  For fiscal 2007, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based agreements with CIT; (ii) utilizing the proceeds from our equity financing in December 2006; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels and operating expenses; and (v) increasing collection efforts on existing account receivables.

One of our primary methods to obtain the cash necessary for operating needs is through the sale of our accounts receivable pursuant to our factoring agreements and the ability to obtain advances under our inventory security agreements, or the Factoring Facilities, with CIT.  These Factoring Facilities give us the ability to obtain cash by selling to CIT certain of our accounts receivable for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  The Factoring Facilities also allow us to obtain advances for up to 50% of the value of certain eligible inventory.  We currently obtain funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $2,700,000 of maximum availability.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities.  To provide further assurance to CIT to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  This personal guarantee by Mr. Furrow has contributed to our ability to obtain cash under our existing Factoring Facilities.  In addition, in October 2006, JD Design granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow us to obtain additional advances under our inventory security agreement.  In connection with the security interest and guaranty, we entered into an agreement with JD Design to provide protection to JD Design through the potential issuance of up to 3,846,154 shares of our common stock as collateral for the non-recourse guaranty and security interest granted to CIT.  The exact amount of shares to be issued depends on the amount of the default and the lowest price the shares can be issued at is $0.52.  See “Notes to Consolidated Financial Statements - Note 6 – Account Receivables, Inventory Advances and Due (to) Factor” and “Note 13 – Commitments and Contingencies” for further discussion of our Factoring Facilities with CIT and the Collateral Protection Agreement with JD Design.

As of November 25, 2006, our availability with CIT was approximately $425,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by us upon 60 days advanced written notice prior to June 30, 2007 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that we pay to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which we bear the credit risk and the interest rate associated with the Factoring Facilities is at 0.25% plus the Chase prime rate.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to availability on our inventory line of credit.

As of November 25, 2006, we had $10,071,00 of factored receivables with CIT and a loan balance of $1,370,000 for inventory advances.  We had one letter of credit in the amount of $75,000 as of November 25, 2006.

Based on our cash on hand, the expected availability under our CIT Factoring Facilities, and the funds received from our equity financing in December 2006, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2007.  Management further believes that our overall losses are being eliminated or reduced in a manner that will allow working capital to be used for the projected growth for our operations and Joe’s® brand.

However, if we continue to have overall operating losses or require more capital for growth, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings.  We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements.  There can be no assurance that this or other financings will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our net sales or income (losses) from continuing operations.

Commitments and Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 25, 2006 (in thousands):

	Payments due by period
	Total	2007	2008	2009	2010	2011
Operating lease obligations	$346	152	93	93	8	—
Advertising commitments	$47	47	—	—	—	—
Purchase obligations	$2,605	2,605	—	—	—	—
Letters of Credit	$75	75	—	—	—	—
	$3,073	$2,879	$93	$93	$8	$—

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 – Summary of Significant Accounting Policies” included in this Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

For fiscal 2006, the balance in the allowance for customer credits and other allowances was $581,000 compared to $412,000 for fiscal 2005 for non-factored accounts receivables for continuing operations.

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

For fiscal 2006, we did not recognize any impairment related to our one remaining long-lived asset group.

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

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, 123R, “Share Based Payment” on November 27, 2005.  We elected the modified prospective method where prior periods are not revised for comparative purposes.  Under the fair value recognition provisions of SFAS 123R, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period.  We use the Black-Sholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions.  The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables.  These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of an risk free interest rate and an estimated dividend yield.  We estimate the expected life of the option by calculating the average term based upon historical experience.  We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period.  We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options.  We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero.  If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future.  At this time, we believe that our current method for accounting for stock based compensation is reasonable.  However, SFAS 123R guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement.  See “Notes to Consolidated Financial Statements - Note 2 – Summary of Significant Accounting Policies – Stock-Based Compensation” and “Note 12 – Stockholders’ Equity – Stock Option Plans” for additional discussion of SFAS 123R.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Cost.”  This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap).  SFAS No. 151 requires that those items be recognized as current-period charges.  In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we have applied a methodology related to accounting for inventory costs that is consistent with SFAS 151.  There is no material effect on our results of operations or consolidated financial position as a result of the application of this methodology.

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

In November 2005, the FASB issued FASB Staff Position No. FAS-123R-3, or FSP 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent  to the adoption of FAS 123R.  Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives  and make a one-time election as to which method to adopt.  We are currently in the process of evaluating the alternative methods.

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN No. 48 will have any material effect on our results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the impact adoption may have on our results of operations or consolidated financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006.  We do not expect that SAB 108 will have a material impact on our results of operations, consolidated financial position or cash flows.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business.  Such risk is principally associated with interest rate and changes in our credit standing.

Interest Rate Risk

Our obligations under our receivable and inventory agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates.  A 1% increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

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

Manufacturing and Distribution Relationships

We purchase a significant portion of finished goods from AZT and its affiliates and obtain credit terms which we believe are favorable.  While this relationship is important to our current business and has intangible value to us, any loss of AZT as a vendor, or material changes to the terms, would not have an adverse impact on our business, as we believe that we would be able to enter into alternative sourcing relationships on similar terms.  AZT and its affiliates are controlled by two of our stockholders, Hubert Guez and Paul Guez.

Our products are manufactured by contractors located in Los Angeles, Mexico, and to a limited extent, Europe, Turkey and Asia, including Hong Kong and China.  We have historically used contractors in other countries, such as Korea, Vietnam and India.  Our products are distributed out of Los Angeles or directly from the factory to the customer.

	2006	2005

United States	41.2%	67.0%
Mexico	54.9%	9.1%
Europe	1.7%	23.0%
Asia	2.2%	0.9%

	100%	100%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in “Item 15.  Exhibits, Financial Statement Schedules” of our consolidated financial statements and notes thereto, and the consolidated financial statement schedule filed on this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our independent registered public accounting firm, Ernst & Young LLP.

ITEM 9A.               CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

As of November 25, 2006, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and 15d-15.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act, no later than March 25, 2007, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 as to directors, executive officers and Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

Our Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act to assist our Board of Directors in its oversight responsibilities regarding (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent accountant’s qualifications and independence and (4) the performance of the our internal audit function; (b) to prepare the report required by the SEC for inclusion in the our annual proxy statement;(c) retain and terminate our independent accountant; (d) to approve audit and non-audit services to be performed by the independent accountant; and (e) to perform such other functions as our Board of Directors may from time to time assign.  The current members of our Audit Committee are Suhail Rizvi, Kelly Hoffman, Kent Savage and Tom O’Riordan and has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Suhail Rizvi, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com or you may request a free copy of our Code of Business Conduct and Ethics from:

Innovo Group Inc.

Attention: General Counsel

5901 South Eastern Avenue

Commerce, CA 90040

(323) 837-3700

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

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this Annual Report:

1 and 2. Financial Statements and Financial Statement Schedules

(a)3.        Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1	Asset Purchase Agreement dated July 17, 2003 by and among Innovo Azteca Apparel, Inc., Azteca Production International, Inc., Hubert Guez and Paul Guez	Exhibit 2.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Quarterly Report on Form 10-Q for the period ended May 27, 2005 filed on July 12, 2005

3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

4.1	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 30, 2003	Exhibit 4.3 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.2	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and certain purchasers dated August 29, 2003	Exhibit 4.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

4.3	Form of Securities Purchase Agreement dated December 1, 2003	Exhibit 4 to Current Report on Form 8-K filed on December 2, 2003

4.4	Form of Common Stock Purchase Warrant	Exhibit 4.2 to Current Report on Form 8-K filed on June 23, 2004

4.5	Form of Registration Rights Agreement	Exhibit 4.3 to Current Report on Form 8-K filed on June 23, 2004

4.6	Form of Securities Purchase Agreement dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

4.7	Form of Common Stock Purchase Warrant	Exhibit 4.2 to Current Report on Form 8-K filed on December 26, 2006

4.8	Form of Common Stock Purchase Warrant	Exhibit 4.1 to Current Report on Form 8-K filed on January 3, 2007

10.1	Investor Rights Agreement between Innovo Group Inc., the Furrow Group, the Board Members and Commerce Investment Group LLC dated August 11, 2000	Exhibit 10.65 to Current Report on Form 8-K/A dated August 11, 2000 filed on September 15, 2000

10.2	Investor Rights Agreement dated October 31, 2000 between Innovo Group Inc., the Furrow Group, the Board Members and Third Millennium Properties, Inc. JAML, LLC and Innovation, LLC [sic]	Exhibit 10.75 to Annual Report on Form 10-K for the period ended November 30, 2000 filed on March 15, 2001

10.3	Employment Agreement between Innovo Group Inc. and Joe Dahan dated February 7, 2001	Exhibit 10.81 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.4	License Agreement between Innovo Group Inc. and JD Design, LLC dated February 7, 2001	Exhibit 10.83 to Quarterly Report on Form 10-Q for the period ended March 3, 2001 filed on April 17, 2001

10.5	First Amendment to License Agreement by and between Innovo Group Inc. and JD Design LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended August 27, 2005 filed on October 11, 2005

10.6	Factoring Agreement dated June 1, 2001 between Joe’s Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.7	Factoring Agreement dated June 1, 2001 between Innovo, Inc. and CIT Commercial Services	Exhibit 10.6 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.8	Factoring Agreement dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services	Exhibit 10.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.9	Inventory Security Agreement dated August 20, 2002 between Joe’s Jeans, Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.10	Inventory Security Agreement dated August 20, 2002 between Innovo Azteca Apparel, Inc. and CIT Commercial Services	Exhibit 10.8 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.11	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe’s Jeans, Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.12	Amendment to Factoring Agreement originally dated June 1, 2001 between Innovo Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.8 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.13	Amendment to Factoring Agreement originally dated September 10, 2001 between Innovo Azteca Apparel, Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.14	2000 Employee Stock Incentive Plan, as amended	Exhibit 99.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

10.15	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000

10.16	Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of January 1, 2004	Exhibit 10.61 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

10.17	First Amendment to Master Distribution Agreement between Joe’s Jeans, Inc. and Beyond Blue, Inc. dated effective as of February 14, 2005	Exhibit 10.67 to the Annual Report on Form 10-K for the year ended November 27, 2004 filed on February 25, 2005

10.18	2004 Stock Incentive Plan	Attachment A to Definitive Revised Proxy Statement on Schedule 14A filed on April 26, 2005

10.19	Settlement Agreement and Release dated May 25, 2004 by and between Blondie Rockwell, Inc. and Innovo Azteca Apparel, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 27, 2004

10.20	Guaranty Agreement dated May 25, 2004 executed by Innovo Group Inc. on behalf of Innovo Azteca Apparel, Inc to and in favor of Blondie Rockwell, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 27, 2004

10.21	Separation Agreement by and between Innovo Group Inc. and Samuel J. Furrow, Jr.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 2, 2006

10.22	Collateral Protection Agreement with JD Design LLC dated October 13, 2006	Filed Herewith

10.23	First Amendment to Collateral Protection Agreement with JD Design dated October 30, 2006	Filed Herewith

10.24	Dissolution Agreement with Beyond Blue Inc. dated February 1, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007

14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (included on page 55)	Filed herewith

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVO GROUP INC.

By:	/s/ Marc Crossman
Marc Crossman
Chief Executive Officer, President and Chief Financial Officer

February 8, 2007

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

Signature	Capacity	Date

/s/ Marc B. Crossman	Chief Executive Officer	February 8, 2007
Marc B. Crossman	(Principal Executive Officer), President,
Chief Financial Officer
(Principal Financial Officer) and Director

/s/ Samuel J. Furrow	Chairman of the Board of Directors	February 8, 2007
Samuel J. Furrow

/s/ Samuel J. Furrow, Jr.	Director	February 8, 2007
Samuel J. Furrow, Jr.

/s/ Kelly Hoffman	Director	February 8, 2007
Kelly Hoffman

/s/ Suhail R. Rizvi	Director	February 8, 2007
Suhail R. Rizvi

/s/ Thomas O’Riordan	Director	February 8, 2007
Thomas O’Riordan

/s/ Kent Savage	Director	February 8, 2007
Kent Savage

Innovo Group Inc. and Subsidiaries

i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Innovo Group Inc.

We have audited the accompanying consolidated balance sheets of Innovo Group Inc. and subsidiaries as of November 25, 2006 and November 26, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended November 25, 2006.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of Innovo Group Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public CompanyAccounting Oversight Board (United States).  Those standards require that we planand perform the audit to obtain reasonable assurance about whether the financialstatements are free of material misstatement.  We were not engaged to perform anaudit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Innovo Group Inc. and subsidiaries as of November 25, 2006 and November 26, 2005 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 25, 2006 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements, Innovo Group Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on November 27, 2005.

/s/ Ernst & Young LLP

Los Angeles, California
February 6, 2007

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	11/25/06	11/26/05

ASSETS
Current assets
Cash and cash equivalents	$385	$560
Accounts receivable and due from factor, net of allowance for customer credits and returns of $581 (2006) and $412 (2005)	386	60
Inventories, net	7,076	12,083
Due from related parties, net	2,163	2,781
Prepaid expenses and other current assets	671	96
Assets of discontinued operations	—	11,233
Total current assets	10,681	26,813

Property and equipment, net	837	428
Goodwill	20	20
Intangible assets, net	200	248
Other assets	56	87

Total assets	$11,794	$27,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,819	$3,859
Due to factor	1,585	2,855
Due to related parties	82	54
Liabilities of discontinued operations	—	9,271
Total current liabilities	8,486	16,039

Commitments and Contingencies

8% Redeemable preferred stock, $0.10 par value: 5,000 shares authorized, 0 shares issued and outstanding (2006) and (2005)	—	—
Stockholders’ equity
Common stock, $0.10 par value: 80,000 shares authorized 34,455 shares issued and 34,343 outstanding (2006) and 33,414 shares issued and 33,302 outstanding (2005)	3,447	3,343
Additional paid-in capital	79,763	78,823
Accumulated deficit	(77,126)	(67,833)
Treasury stock, 112 shares (2006) and (2005)	(2,776)	(2,776)
Total stockholders’ equity	3,308	11,557

Total liabilities and stockholders’ equity	$11,794	$27,596

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share data)

	Year ended
	11/25/06	11/26/05	11/27/04

Net sales	$46,633	$35,920	$26,716
Cost of goods sold	31,224	25,203	19,883
Gross profit	15,409	10,717	6,833

Operating expenses
Selling, general and administrative	21,587	18,245	18,670
Depreciation and amortization	290	182	202
	21,877	18,427	18,872
Operating loss	(6,468)	(7,710)	(12,039)
Interest expense	(573)	(781)	(353)
Other expense	(68)	—	(57)
Other income	1	16	38
Loss from continuing operations, before taxes	(7,108)	(8,475)	(12,411)
Income taxes	36	13	15
Loss from continuing operations	$(7,144)	$(8,488)	$(12,426)

(Loss) income from discontinued operations, net of tax	(2,149)	(7,945)	2,850
Net loss	$(9,293)	$(16,433)	$(9,576)

Earnings (loss) per common share - Basic
Loss from continuing operations	$(0.21)	$(0.26)	$(0.44)
(Loss) earnings from discontinued operations	(0.06)	(0.25)	0.10
Loss per common share - Basic	$(0.27)	$(0.51)	$(0.34)

Earnings (loss) per common share - Diluted
Loss from continuing operations	$(0.21)	$(0.26)	$(0.44)
(Loss) earnings from discontinued operations	(0.06)	(0.25)	0.10
Loss per common share - Diluted	$(0.27)	$(0.51)	$(0.34)

Weighted average shares outstanding
Basic	33,853	31,942	28,195
Diluted	33,853	31,942	28,195

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional		Promissory		Other	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Note - former	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	officer	Stock	Loss	Equity

Balance, November 29, 2003	194	—	25,785	2,579	59,077	(41,824)	(703)	(2,588)	(59)	16,482

Net loss	—	—	—	—	—	(9,576)	—	—	—	(9,576)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	59	59
Comprehensive loss	—	—	—	—	—	—	—	—	—	(9,517)
Conversion of related party debt to common stock	—	—	3,125	313	12,188	—	—	—	—	12,501
Common stock registration related expense	—	—	—	—	(186)	—	—	—	—	(186)
Warrants issued in connection with convertible note financing	—	—	—	—	351	—	—	—	—	351
Compensation expense associated with options and warrants	—	—	—	—	88	—	—	—	—	88
Exercise of stock options	—	—	105	10	103	—	—	—	—	113
Exercise of warrants	—	—	251	25	422	—	—	—	—	447
Balance, November 27, 2004	194	—	29,266	2,927	72,043	(51,400)	(703)	(2,588)	—	20,279

Net loss	—	—	—	—	—	(16,433)	—	—	—	(16,433)
Payment of promissory note- former officer	—	—	—	—	—	—	703	—	—	703
Redemption of preferred stock	(194)	—
Conversion of convertible notes payable to common stock	—	—	2,560	256	4,129	—	—	—	—	4,385
Common stock registration related expense	—	—	—	—	(6)	—	—	—	—	(6)
Exercise of stock options	—	—	623	63	470	—	—	(188)	—	345
Exercise of warrants	—	—	965	97	2,187	—	—	—	—	2,284
Balance, November 26, 2005	—	—	33,414	3,343	78,823	(67,833)	—	(2,776)	—	11,557

Net loss	—	—	—	—	—	(9,293)	—	—	—	(9,293)
Common stock issued to related party	—	—	1,041	104	(104)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,044	—	—	—	—	1,044
Balance, November 25, 2006	—	—	34,455	3,447	79,763	(77,126)	—	(2,776)	—	3,308

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	11/25/06	11/26/05	11/27/04
		Revised
		See Note 2

Net loss	$(9,293)	$(16,433)	$(9,576)
Net (loss) income from discontinued operations	(2,149)	(7,945)	2,850
Net loss from continuing operations	(7,144)	(8,488)	(12,426)

Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	242	140	59
Loss on sale of property and equipment	17	433	336
Amortization of intangibles	48	48	48
Amortization of debt discount		253	98
Stock-based compensation	1,044	—	88
Provision for uncollectible accounts	169	(584)	286
Changes in operating assets and liabilities:
Accounts receivable	(495)	263	(2,552)
Inventories	5,007	(6,597)	282
Prepaid expenses and other	(544)	198	1,281
Due to / from related parties	535	7,803	576
Accounts payable and accrued expenses	2,957	736	453
Net cash provided by (used in) continuing operating activities	1,836	(3,427)	(11,471)
Net cash provided by (used in) discontinued operations	555	(3,039)	915
Net cash provided by (used in) operating activities	2,391	(6,466)	(10,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(668)	(399)	(64)
Net cash used in continuing investing activities	(668)	(399)	(64)
Net cash provided by (used in) discontinued operations	614	1,650	(107)
Net cash (used in) provided by investing activities	(54)	1,251	(171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable		—	4,385
Proceeds from (payments on) factor borrowing, net	(1,270)	2,912	413
Payments on note payable to officer, net		(439)	(61)
Proceeds from promissory note - former officer		703	—
Exercise of stock options		567	113
Exercise of warrants		2,284	447
Issuance of stock, net of registration expense		(6)	(185)
Net cash (used in) provided by continuing financing activities	(1,270)	6,021	5,112
Net cash used in discontinued operations	(1,242)	(558)	(909)
Net cash (used in) provided by financing activities	(2,512)	5,463	4,203

Effect of exchange rate on cash	—	—	59

NET CHANGE IN CASH AND CASH EQUIVALENTS	(175)	248	(6,465)

CASH AND CASH EQUIVALENTS, at beginning of period	560	312	6,777

CASH AND CASH EQUIVALENTS, at end of period	$385	$560	$312

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Business Description and Basis of Presentation

Innovo Group Inc.’s, or Innovo Group, principal business activity involves the design, development and worldwide marketing of apparel products.  Innovo Group’s primary current operating subsidiary is Joe’s Jeans Inc., or Joe’s.  All significant inter-company transactions have been eliminated.  Currently, Innovo Group has only one segment of operations - apparel.  Prior to fiscal 2004, Innovo Group operated in two segments - apparel and accessories.

As a result of the sale of assets related to certain areas of its operations, Innovo Group has reclassified and reported the following operating divisions of its various subsidiaries as “Discontinued Operations”:  (1) its craft and accessories division operated under its Innovo Inc. subsidiary, or Innovo, sold in May 2005; (2) its former headquarters in Springfield, Tennessee that was used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006; and (3) its private label apparel division operated under its Innovo Azteca Apparel, Inc., or IAA, subsidiary and sold in May 2006.  Continuing operations include the results of Innovo Group’s branded apparel business, including certain terminated branded apparel lines, which were not separate operating divisions and thus, not considered to be part of Innovo Group’s “Discontinued Operations.”

Innovo Group’s fiscal year end is the Saturday closest to November 30 based upon a 52 week period.  For fiscal years 2006, 2005 and 2004, the years ended on November 25, 2006, November 26, 2005 and November 27, 2004, respectively.  These fiscal year periods are referred to as fiscal 2006, fiscal 2005 and fiscal 2004, respectively, in the accompanying Notes to Consolidated Financial Statements.  Our quarterly periods consist of 13 week periods based on a Sunday to Saturday week.

Basis of Presentation

The accompanying financial statements have been prepared assuming that Innovo Group will continue as a going concern.  This basis of accounting contemplates the recovery of Innovo Group’s assets and the settlement of its liabilities in the ordinary course of conducting business.  Innovo Group uses cash generated from its credit financing arrangements and operations to fund capital expenditures and expenses, as well as to invest in and operate its existing operations.  Innovo Group has experienced losses from continuing operations of $7,144,000, $8,488,000 and $12,426,000 during fiscal 2006, 2005 and 2004, respectively.  During these same periods, Innovo Group’s net cash provided by (used in) continuing operating activities totaled $1,836,000, $(3,427,000) and $(11,471,000), respectively.

As more fully discussed in Note 18 in the accompanying Notes to Consolidated Financial Statements, subsequent to year end, Innovo Group entered into certain agreements, including completing an equity financing, that it expects will contribute to satisfying its operational needs during fiscal 2007.  Based on cash on hand, including cash proceeds from the equity financing, and expected availability under its existing financing facilities, management believes that it has the working capital and other resources necessary to meet its projected operational needs for fiscal 2007.

2.             Summary of Significant Accounting Policies

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

Inventory

Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventory consists of finished goods, work in process and raw materials.  Innovo Group continually evaluates its inventories by assessing slow moving current product.  Market value of non-current inventory is estimated based on historical sales trends for this category of inventory for individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales of this type of inventory.  Inventory reserves establish a new cost basis for inventory.  Such reserves are not reversed until the related inventory is sold or otherwise disposed.  Costs capitalized in inventory include raw materials and finished goods purchase price plus in-bound transportation costs and import fees and duties.

Costs of Goods Sold

The types of costs classified in costs of goods sold include product and transportation costs, shipping and handling, inventory reserves, inventory markdowns, and other various charges.

Selling, General and Administrative Expenses

The types of costs classified in selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expense, rent and other various charges.

Shipping and Handling Costs

Innovo Group outsources its product fulfillment and distribution functions to Pixior LLC, or Pixior, who then, in certain cases, may further outsource to other third party distributors. Shipping and handling costs include costs to warehouse, pick, pack and deliver inventory to customers. In certain cases Innovo Group is responsible for the cost of freight to deliver goods to the customer. Shipping and handling costs were approximately $497,000, $342,000 and $332,000, for fiscal 2006, 2005 and 2004, respectively, and are included in cost of goods sold.  Freight billed to customers that is included in Innovo Group sales for fiscal 2006, 2005 and 2004, were $354,000, $320,000 and $202,000, respectively.

Earnings (Loss) Per Share

Net earnings (loss) per share has been computed in accordance with Financial Accounting Standard Board (FASB) Statement No. 128, “Earnings Per Share.”

Advertising Costs

Advertising costs are charged to expense as incurred, or, in the case of media ads, upon first airing.  Brochures and catalogues are capitalized and amortized over their expected period of future benefits, which is typically twelve months or less.

Capitalized costs related to catalogues and brochures are included in prepaid expenses and other current assets.  Amounts capitalized were $14,000 and $0 at November 25, 2006 and November 26, 2005, respectively.  Advertising expenses included in selling, general and administrative expenses were approximately $1,637,000, $1,350,000 and $873,000, for fiscal 2006, 2005 and 2004, respectively.

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

Innovo Group accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.  Accordingly, Innovo Group has not amortized goodwill in fiscal 2006, 2005 or 2004.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process.  The first step is to determine the fair value of each reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized.  The second step is an allocation of the fair value of a reporting unit to each reporting unit’s assets and liabilities under a hypothetical purchase price allocation based upon internal estimates of expected cash flows.

At November 26, 2005, Innovo Group conducted its annual impairment test of goodwill. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other

Intangible Assets,” management has determined that it was appropriate to record an impairment charge with respect to the goodwill associated with its private label business.  As a result, Innovo Group recognized an impairment charge for goodwill in the amount of $12,572,000 related to its private label business, which increased its net losses.  Innovo Group’s private label business was sold in May 2006 and is now classified as a discontinued operation.

As of November 25, 2006, Innovo Group conducted its annual impairment test of goodwill and determined that no impairment with respect to the goodwill of its one remaining long-lived asset group needed to be recorded.

Cash Equivalents

Innovo Group considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject Innovo Group to significant concentrations of credit risk consist principally of cash, accounts receivable and amounts due from factor.  Innovo Group maintains cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution.  Innovo Group performs periodic evaluations of the relative credit rating of those financial institutions that are considered in Innovo Group’s investment strategy.

For fiscal 2006 and fiscal 2005, $372,000 and $185,000, respectively, of total non-factored accounts receivable, (or 38% and 37%) were due from three customers.  Innovo Group does not require collateral for trade accounts receivable, and, therefore, is at risk for up to $967,000 and $503,000 , respectively, if these customers fail to pay.  In addition, Innovo Group had credit risk with respect to $2,717,000 and $1,989,000 at November 25, 2006 and November 26, 2005, respectively, of accounts receivable which were factored where the factor did not accept the credit risk.  Innovo Group provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis.  The net carrying value approximates the fair value for these assets.  Such losses have historically been within management’s expectations.  Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For fiscal 2006, 2005 and 2004, sales to customers or customer groups representing greater than 10% of net sales from continuing operations recalculated to conform to the current year presentation are as follows:

	2006	2005	2004

Federated Department Stores, Inc.	17%	11%	*
Nordstrom, Inc.	16%	11%	*
Beyond Blue, Inc.	*	17%	20%

* Less than 10%.

Beyond Blue, Inc. is Innovo Group’s international distributor, and not a retail or specialty store.

Manufacturing, Warehousing and Distribution

Innovo Group purchases a significant portion of finished goods from Azteca Production International, Inc., or Azteca, and its wholly owned Mexican subsidiary, AZT International SA de CV, or AZT.  Azteca, AZT and its affiliates are controlled by two stockholders of Innovo Group and are considered related parties.  See “Notes to Consolidated Financial Statements - Note 15 – Related Party Transactions.”  AZT manufactures the products at its facility in Mexico.  Innovo Group obtains credit terms which it believes are favorable.  The loss of AZT as a vendor, or material changes to the terms, could have an adverse impact on the business.  In addition, Innovo Group outsources its product fulfillment and distribution functions to Pixior LLC, or Pixior.

Innovo Group’s products are manufactured by contractors located in Los Angeles, Mexico, and to a limited extent, Europe and/or Asia, including Turkey, Hong Kong and China.  Innovo Group has also historically used contractors in Korea, Vietnam and India.  Products are distributed from Los Angeles or directly from the factory to the customer.  The following table summarizes the manufacturing activities of its contractors for continuing operations by geographic area for the periods indicated:

	2006	2005

United States	41.2%	67.0%
Mexico	54.9%	9.1%
Europe	1.7%	23.0%
Asia	2.2%	0.9%

	100%	100%

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share Based Payment,” which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Innovo Group adopted SFAS No. 123(R) utilizing the “modified prospective” basis method on November 27, 2005, the beginning of its 2006 fiscal year.  A “modified prospective” method is where compensation cost is recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date.  Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for Innovo Group and prior periods have not been restated.  If Innovo Group had elected to recognize compensation cost for stock options based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the pro forma net loss and net loss per share for fiscal 2005 and 2004, respectively, would have been as follows:

	Year ended
	(in thousands, except per share data)
	2005	2004

Net loss as reported	$(16,433)	$(9,576)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards	5,048	949
Pro forma net loss	$(21,481)	$(10,525)

Net loss per share
As reported - basic	$(0.51)	$(0.34)
As reported - diluted	$(0.51)	$(0.34)

Pro forma - basic	$(0.67)	$(0.37)
Pro forma - diluted	$(0.67)	$(0.37)

The total stock based compensation expense for fiscal 2006 was $1,044,000.  For existing grants that were not fully vested at November 27, 2005, there was a total of $147,000, of stock based compensation expense recognized in fiscal 2006.  In the fourth quarter of fiscal 2006, Innovo Group granted an option to purchase 150,000 shares that vested on a monthly basis over a two year period.  As a result, Innovo Group expects to record additional stock-based compensation expenses associated with existing unvested options in the amount of $19,500 during fiscal 2007.  During the first quarter of fiscal 2006, Innovo Group also recorded a stock based compensation charge of $213,000 related to the modification of certain stock options of its former CEO pursuant to his severance agreement.  Under the general terms and conditions of the option agreements granted pursuant to the 2004 Incentive Plan, if the optionee’s Continuous Service (as defined in the 2004 Incentive Plan) is terminated for any reason other than death or Disability or Cause (as defined in the 2004 Incentive Plan), all vested options only remain exercisable for a period of three months following the termination date.  As a result of this prohibition on exercise after three months following an optionee’s termination date, under the severance agreement with its former CEO, Innovo Group agreed to delete this provision in its entirety, thus giving him the benefit of the full term of the option, or ten years from the date of grant, in which to exercise such options.

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

As a result of adopting Statement 123(R) on November 27, 2005, Innovo Group’s loss from continuing operations, loss before income taxes, net income and cash flow from operations for fiscal 2006  is $1,044,000 higher than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  As there were no exercises of options in fiscal 2006, there was no effect on cash flow from financing activities or operations related to excess tax benefits as a result of adopting Statement 123(R).  Basic and diluted loss per share for fiscal 2006 would have been $0.24 if Innovo Group had not adopted Statement 123(R), compared to a reported basic and diluted loss per share of $0.27 as reported.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	92-94%	82-94%	74.00%
Risk-free interest rate	4.5-5.0%	3.99%	5.00%
Expected life of options	3.1-3.3 yrs	4 yrs	4 yrs

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

Property and Equipment

Property and equipment are stated at the lesser of cost or fair value in the case of impaired assets.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets and includes capital lease amortization, if any.  Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter.  Maintenance and repairs are charged to expense as incurred.  On sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included in the determination of net income (loss).

Income Taxes

Innovo Group accounts for income taxes using the asset and liability approach as promulgated by SFAS 109, “Accounting for Income Taxes.”  Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of Innovo Group’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settle.  Deferred income tax assets are reduced by a valuation allowance if, in the judgment of Innovo Group’s management, it is not more likely than not that such assets will be realized.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Consolidated Statement of Cash Flows

Management realized it misclassified $1,650,000 of proceeds from the sale of its craft and accessory segment of operations in May 2005 in “Cash Flows from Financing Activities” in its Consolidated Statement of Cash Flows.  This amount should have been classified in its “Cash Flows from Investing Activities.”  Therefore, the Consolidated Statement of Cash Flows for the year ended November 26, 2005 has been revised to appropriately present these proceeds under the appropriate caption.

Discontinued Operations

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of its commercial rental property, its craft and accessory business segment and its private label apparel division separately as discontinued operations.

Other Recently Issued Financial Accounting Standards

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Costs.”  This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap).  SFAS No. 151 requires that those items be recognized as current-period charges.  In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.  As such, Innovo Group has applied a methodology related to accounting for inventory costs that is consistent with SFAS 151.  There is no material effect on its results of operations or consolidated financial position as a result of the application of this methodology.

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

In November 2005, the FASB issued FASB Staff Position No. FAS-123R-3, or FSP 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent  to the adoption of FAS 123R.  Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives  and make a one-time election as to which method to adopt.  Innovo Group is currently in the process of evaluating the alternative methods.

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for and disclosure of uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized.  The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006.  Innovo Group does not expect that FIN 48 will have a material impact on its results of operations, consolidated financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Innovo Group is currently evaluating the impact adoption may have on its results of operations or consolidated financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006. Innovo Group does not expect that SAB 108 will have a material impact on its results of operations, consolidated financial position or cash flows.

3.             Discontinued Operations

Beginning in fiscal 2004, Innovo Group classified certain of its operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and the remaining assets of its craft and accessory business segment conducted through its Innovo Inc. subsidiary were both first classified as a discontinued operations.  On May 17, 2005, Innovo Group’s Innovo subsidiary completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Innovo Group’s Leaseall Management subsidiary completed the sale of each of the four separate buildings that served as its former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. Innovo Group also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, Innovo Group received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of November 25, 2006, $4,000 of the promissory note has been included on its balance sheet under “Other current assets” and $47,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

In January 2006, in connection with the Board of Directors decision to focus operations on its Joe’s® brand, Innovo Group began to look for a purchaser for its private label apparel division operated by its IAA subsidiary that was originally purchased in July 2003 from Azteca.  On May 12, 2006, Innovo Group completed the sale of its private label apparel division and accordingly, reported it as a discontinued operation.  As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

Under the asset purchase agreement for the private label division entered into with Cygne Designs, Inc., or Cygne, the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  Innovo Group also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.  The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and Innovo Group’s resulting loss on the sale of these assets (in thousands):

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

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the commercial rental property, the craft and accessory business segment and the private label apparel division separately as a discontinued operation and in the related discussions and comparisons between current and prior fiscal years.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations for 2005 (there are none in fiscal 2006) are as follows:

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total

2005
Cash and cash equivalents	$68	$5	$—	$73
Accounts receivable and due from factor, net of allowance for customer credits and allowances of $23 (2005)	8	—	16	24
Inventories, net	366	—	—	366
Prepaid expenses and other current assets	20	—	18	38
Property, Plant and Equipment, net	59	—	599	658
Intangible assets, net	10,074	—	—	10,074
Assets of discontinued operations	$10,595	$5	$633	$11,233

Accounts payable and accrued expenses	$87	$—	$5	$92
Due to factor	130			$130
Note payable	—	—	287	287
Note payable - related party	8,762			8,762
Liabilities of discontinued operations	$8,979	$—	$292	$9,271

The following is a summary of loss and other information of the discontinued operations for the fiscal years presented:

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total
2006
Net sales	$20,393	$—	$—	$20,393
Pre-tax income (loss)	487	(3)	(19)	465
Loss on sale	(2,614)	—	—	(2,614)
Income taxes expense (benefit)	—	—	—	—
Discontinued operations, net of tax	$(2,127)	$(3)	$(19)	$(2,149)

2005
Net sales	$72,670	$2,491	$—	$75,161
Impairment loss of goodwill	12,572	—	—	12,572
Pre-tax loss	(7,941)	(258)	(120)	(8,319)
Gain on sale	—	374	—	374
Income taxes expense (benefit)	—	1	(1)	—
Discontinued operations, net of tax	$(7,941)	$115	$(119)	$(7,945)

2004
Net sales	$77,992	$16,957	$—	$94,949
Pre-tax income (loss)	5,294	(1,550)	(909)	2,835
Income taxes expense (benefit)	—	(7)	(8)	(15)
Discontinued operations, net of tax	$5,294	$(1,543)	$(901)	$2,850

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

4.             Inventories

Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	2006	2005

Finished goods	$5,835	$10,396
Work in progress	468	1,381
Raw materials	1,292	4,015
	7,595	15,792
Less allowance for obsolescence and slow moving items	(519)	(3,709)
	$7,076	$12,083

Innovo Group recorded charges to its inventory reserve allowance of $680,000, $3,463,000 and $0 in fiscal 2006, 2005 and 2004, respectively.

5.             Real Estate Transactions

During April 2005, Innovo Group executed a settlement agreement with the holders of its Series A Redeemable Cumulative Preferred Stock, or the Series A Shares and the Series A Holders, respectively.  Under the terms of the settlement agreement, Innovo Group redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty Inc. subsidiary, or IRI.  Further, the parties agreed to a release of all claims, whether alleged, known or unknown, and all of Innovo Group’s obligations in its Certificate of Designation for the Series A Shares.  The parties also agreed to a dismissal with prejudice for the lawsuit filed in August 2004 in the 393rd District Court of Denton County, Texas by the Series A Holders.  In connection with the settlement agreement, Innovo Group received a lump sum payment in the amount of approximately $100,000 and an indemnification for up to $50,000 for future tax liabilities from the past or future sale of any of the properties by the partnerships.  In addition, the Series A Holders agreed to a provision whereby if they receive net proceeds of more than approximately $8,602,000 from the sale of the properties, whether such sale is negotiated or the properties are actually sold during the 180 day period following execution of the settlement agreement, then Innovo Group would be entitled to 30% of such proceeds.  No sales took place in that 180 day period to trigger the payment of additional proceeds to Innovo Group.  Finally, Innovo Group executed a similar release of all claims whether alleged, known or unknown, with certain of the other investors in the partnerships, who were not Series A Holders.  Innovo Group originally issued the Series A Shares in April 2002 in connection with its IRI subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.  During fiscal 2004, 2005 and 2006, IRI had no operating activity.

Innovo Group did not give any accounting recognition to the value of its investment in the limited partnerships, because it has determined that the asset was contingent and only had value to the extent that cash flow from the operations of the properties or from the sale of underlying assets was in excess of the 8% coupon and redemption of the Series A Preferred Shares.  Additionally, Innovo Group determined that the Series A Preferred Shares would not be accounted for as a component of equity as the shares were redeemable outside of its control.  No value has been ascribed to the Series A Preferred Shares for financial reporting purposes as Innovo Group would have only be obligated to pay the 8% coupon or redeem the shares if Innovo Group received cash flow from the limited partnerships adequate to make the payments.

6.             Accounts Receivable, Inventory Advances and Due (to) Factor

Accounts receivable, inventory advances and due to factor consist of the following (in thousands):

	Continuing operations		Discontinued operations
	2006	2005	2006	2005

Non-recourse receivables assigned to factor	$7,354	$3,435		$3,654
Client recourse receivables	2,717	1,989		70
Total receivables assigned to factor	10,071	5,424		3,724
Allowance for customer credits and doubtful accounts	(1,518)	(796)		(67)
Net loan balance from factor	(10,138)	(7,483)		(3,787)
Due to factor	$(1,585)	$(2,855)	$—	$(130)

Non-factored accounts receivable	967	472		47
Allowance for customer credits and doubtful accounts	(581)	(412)		(23)
Accounts receivable and due from factor, net of allowance	$386	$60	$—	$24

As of November 25, 2006 and November 26, 2005, there were $2,717,000 and $2,059,000, respectively, of client recourse receivables, including advances under its inventory security agreement, sold to or advanced by factor and including $70,000 in fiscal 2005 for discontinued operations.  Innovo Group bears the risk of payment in the event of non-payment by the customers for the client recourse receivables sold to factor for both continuing and discontinued operations.

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT.  Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively with the factoring agreements referred to as the Factoring Facilities.  These Factoring Facilities give Innovo Group the ability to obtain cash by selling to CIT certain of its accounts receivable for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  The Factoring Facilities also allow Innovo Group to obtain advances for up to 50% of the value of certain eligible inventory.  Innovo Group currently obtain funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $2,700,000 of maximum availability.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Innovo Group pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000. This personal guarantee by Mr. Furrow has contributed to Innovo Group’s ability to obtain cash under its existing Factoring Facilities.  In addition, in October 2006, JD Design LLC, or JD Design, granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow Innovo Group to obtain additional advances under its inventory security agreement.  In connection with this security interest and guaranty, Innovo Group entered into an agreement with JD Design to provide protection to JD Design through the potential issuance of a maximum of 6,834,347 shares of its common stock as collateral for the non-recourse guaranty and security interest granted to CIT.

As of November 25, 2006, Innovo Group’s availability with CIT was approximately $425,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.  With the sale and cessation of operations for certain divisions and business lines, Innovo Group is primarily utilizing the Factoring Facilities of its Joe’s Jeans subsidiary; however, certain of its other subsidiary Factoring Facilities have limited activity.

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

The factoring rate that Innovo Group pays to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which Innovo Group bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25% plus the Chase prime rate.  As of November 25, 2006, the Chase prime rate was 8.25%.

In addition, in the event Innovo Group needs additional funds, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to availability under the Factoring Facilities.

7.             Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful lives (years)	2006	2005

Computer and equipment	2-7	$625	$537
Furniture and fixtures	3-7	457	146
Leasehold improvements	5	146	33
		1,228	716
Less accumulated depreciation and amortization		(391)	(288)
Net property and equipment		$837	$428

Depreciation and amortization expense aggregated $290,000, $182,000 and $202,000 for fiscal 2006, 2005 and 2004, respectively.

8.             Intangible Assets

Identifiable intangible assets resulting from acquisitions consist of the following (in thousands):

	2006	2005

Joe’s Jeans license rights, net of $280 and $232 accumulated amortization for 2006 and 2005, respectively	$200	$248

The identifiable intangible assets are amortized using the straight line method over a life of 10 years.  Amortization expense related to the license rights totaled $48,000, $48,000 and $48,000 for fiscal 2006, 2005 and 2004, respectively.  Aggregate amortization expense will be approximately $48,000, $48,000, $48,000, $48,000, and $8,000 for fiscal years 2007, 2008 2009, 2010 and 2011, respectively.

9.             Convertible Notes and Common Stock Purchase Warrants

During June and October 2004, Innovo Group executed agreements for the sale of convertible promissory notes and common stock purchase warrants which resulted in aggregate gross proceeds of $4,385,000 and up to an additional $989,000 in the event of exercise of all of the warrants.  The proceeds were used for general working capital purposes.  The warrants expire in June and October 2009 and were exercisable immediately.  The convertible promissory notes bore interest at a rate of 7.5% per annum and had various maturity dates in June and October 2005.  Innovo Group paid interest only until the earlier of the maturity date, the conversion date or the date of prepayment.  During fiscal 2005, all convertible note holders elected to convert the principal balance into shares of Innovo Group’s common stock.  Innovo Group issued 2,559,937 shares of its common stock in connection with the conversions at an aggregate value of $4,385,000.

Innovo Group’s outstanding warrants pursuant to these agreements are as follows:

Issued	Expiration	Exercise price	Issued	Outstanding as November 25, 2006

June 2004	June 2009	$1.53	125,000	125,000
June 2004	June 2009	$1.41	125,000	—
June 2004	June 2009	$1.35	62,500	—
October 2004	October 2009	$2.28	235,625	62,500
			548,125	187,500

10.          Long-Term Debt

During fiscal 2006, Innovo Group eliminated its long term debt.  For fiscal 2005, Innovo Group’s long term debt was as follows:

(in thousands)
2005

Promissory note to Azteca (Blue Concept Note)	$8,762
Less current maturities	1,677
Total long-term debt	$7,085

Discontinued Operations - Principal and Interest on Note Payable

Innovo Group had originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of 6% and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Under the terms of the asset purchase agreement to sell the assets of the private label division, the purchaser assumed the remaining principal balance of the Blue Concept Note.  On May 12, 2006, pursuant to the closing of the transaction, Azteca released Innovo Group from any and all remaining obligations under the Blue Concept Note and it has been reclassified as a part of Innovo Group’s discontinued operations.

11.          Income Taxes

The provision (benefit) for domestic and foreign income taxes from continuing operations is as follows:

	Year ended
	(in thousands)
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	36	13	58
Foreign	—	—	(43)
	36	13	15
Deferred:
Federal	(6,342)	(5,400)	(3,085)
State	—	—	—
Foreign	—	—	—
	(6,342)	(5,400)	(3,085)

Change in valuation allowance	6,342	5,400	3,085
Total	$36	$13	$15

Because of losses from discontinued operations, there was no effect for income tax benefits realized by Innovo Group for fiscal 2006 and fiscal 2005.  For fiscal 2004, Innovo Group had an income  tax benefit of $15,000 for discontinued operations.

The source of loss from continuing operations before the provision for taxes is as follows:

	Year ended
	(in thousands)
	2006	2005	2004

Domestic	$(7,108)	$(8,475)	$(11,656)
Foreign	—	—	(755)
Total	$(7,108)	$(8,475)	$(12,411)

For fiscal year 2004, Innovo Group’s foreign loss was derived from its operations in Japan and Hong Kong through its subsidiaries, Joe’s Jeans Japan, Inc. and Innovo Azteca Apparel Hong Kong.  These foreign entities ceased doing business in 2004 and have been dissolved.

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities at (in thousands):

	2006	2005

Deferred tax assets:
Property and equipment basis difference	$263	$298
Allowance for doubtful accounts	840	502
Inventory valuation	208	1,542
Benefit of net operating loss carryforwards	21,129	9,057
Goodwill and intangible assets	37	4,516
Other	548	768
Deferred tax assets	23,025	16,683
Valuation allowance	(23,025)	(16,683)
Net deferred tax assets	$—	$—

For continuing operations, the reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	(in thousands)
	2006	2005	2004

Computed tax provision (benefit) at the statutory rate	(34)%	(34)%	(34)%
State income tax	—	—	—
Foreign taxes in excess of statutory rate	—	—	—
Change in valuation allowance	34	34	34
	0%	0%	0%

Innovo Group has consolidated net operating loss carryforwards for federal purposes of approximately $51.1 million expiring through 2025.  Certain limitations may be placed on net operating loss carryforwards as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code.  In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years.  Additional changes in control in future periods could result in further limitations of Innovo Group’s ability to offset taxable income.  Management believes that certain changes in control may have occurred which would result in limitations on its net operating loss carryforwards.  Management has determined that realization of the net deferred tax assets does not meet the more likely than not criteria.  As a result, a valuation allowance has been provided for.

12.          Stockholders’ Equity

Preferred Stock

In April 2002, Innovo Group issued 195,295 shares of $100, 8% Series A Redeemable Cumulative Preferred Stock, or Series A Shares, to certain holders in connection with its Innovo Realty Inc., or IRI, subsidiary acquiring a 30% limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.  The holders of the Series A Shares were the sellers of the apartment complexes. During the first quarter of fiscal 2004, there were approximately 194,000 shares outstanding.  In April 2005, Innovo Group executed a settlement agreement with the holders of its Series A Shares and redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty, Inc. subsidiary.  No shares were outstanding as of November 26, 2005 and November 25, 2006, respectively.

Recent Issuances of Common Stock

In July 2003, Innovo Group entered into an asset purchase agreement with Azteca for the purchase of Azteca’s private label division.  In connection with the agreement, Innovo Group was obligated to issue additional shares of its common stock in the event that it traded at an average stock price of less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  On May 17, 2006, Innovo Group issued an additional 1,041,667 shares as a result of this provision in this agreement.  The share issuance has been recognized in the Statement of Stockholders’ Equity.

In December 2006, Innovo Group issued 6,834,347 shares of its common stock at a purchase price of $0.53 per share, 2,050,304 warrants to purchase common stock at an exercise price of $0.58 per share and 125,000 warrants to purchase common stock at an exercise price of $0.66 per share in a private placement transaction.  See “Note 18- Subsequent Events” for a further discussion of this equity financing transaction.

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. As of November 25, 2006, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$4.50	200,000	June 2003	June 2008
$3.62	17,500	August 2003	August 2008
$4.00	373,333	November 2003	November 2008
$1.53	125,000	June 2004	June 2009
$2.28	62,500	October 2004	October 2009
	778,333

There were no additional warrants issued in fiscal 2006. In December 2006, in connection with the equity financing private placement transaction, Innovo Group issued 2,050,304 warrants to purchase common stock at an exercise price of $0.58 per share and 125,000 warrants to purchase common stock at an exercise price of $0.66 per share.  See “Note 18 - Subsequent Events” for a further discussion of this equity financing transaction.

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  On May 12, 2006, 1,050,000 options were forfeited by employees under the 2000 Employee Plan.  As of November 25, 2006, options to purchase up to 200,000 remained outstanding under the 2000 Employee Plan.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expire ten years after the date of grant.  The exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.  As of November 25, 2006, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance to 4,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group as well as a provision that allows forfeited or unexercised options that have expired to be available again for future issuance.  During the second quarter of fiscal 2006, Innovo Group granted options to purchase up to 1,500,000 shares of its common stock to its directors and employees pursuant to the 2004 Stock Incentive Plan.  In May 2006, Innovo Group’s Compensation Committee of its Board of Directors approved a direct amendment under the terms of the 2004 Stock Incentive Plan to reduce the exercise price for certain previously granted options for certain participants to $1.02, which was the closing price on May 12, 2006.  In addition, two employees forfeited previous option grants to purchase 1,050,000 shares of common stock pursuant to the 2000 Employee Stock Incentive Plan in exchange for a grant of new options pursuant to the 2004 Stock Incentive Plan.  As of November 25, 2006, 377,256 shares remain available for issuance under the 2004 Incentive Plan.

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

The following summarizes option grants to members of the Board of Directors for the fiscal years 2002 through 2006 (in actual amounts):

	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows (in actual amounts):

	2006				2005		2004
	Options	Weighted average exercise price	Weighted average contractual life remaining	Aggregate Intrinsic Value	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at beginning of year	4,123,963	$2.91			3,198,554	$1.93	2,384,836	$2.29
Granted	1,650,000	0.96			1,625,000	4.12	1,145,000	1.59
Exercised	—	—			(699,591)	(1.25)	(105,000)	(1.08)
Forfeited/Expired unexercised	(1,681,667)	(2.24)			—	—	(226,282)	(4.49)
Outstanding at end of year	4,092,296	$1.68	8.03	$67,718	4,123,963	$2.91	3,198,554	$1.93

Exercisable at end of year	3,954,796	$1.72	7.97	$31,968	3,984,380	$2.95	2,061,887	$2.09

Weighted average per option fair value of options granted during the year		$0.35				$2.62		$0.94

Weighted average contractual life remaining		8.03 years				8.26 years		6.92 years

Exercise prices for options outstanding as of November 25, 2006 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted- Average Remaining Contractual Life	Number of options vested	Weighted- Average Remaining Contractual Life

$0.39 - $0.40	252,564	7.5	115,064	4.7
$1.00 - $1.02	2,515,000	8.7	2,515,000	8.7
$1.27 - $1.30	60,982	6.2	60,982	6.2
$1.58	163,750	7.5	163,750	7.5
$1.63	450,000	7.8	450,000	7.8
$2.40	200,000	1.0	200,000	1.0
$5.91	450,000	8.6	450,000	8.6

	4,092,296		3,954,796

The following table summarizes the stock option activity by plan.

	Total	2004	2000	2000
	Number of	Incentive	Employee	Director
	Shares	Plan	Plan	Plan

Outstanding at November 26, 2005	4,123,963	2,670,417	1,250,000	203,546
Granted	1,650,000	1,650,000
Exercised	0
Forfieted / cancelled	(1,681,667)	(631,667)	(1,050,000)
Outstanding at November 25, 2006	4,092,296	3,688,750	200,000	203,546

Exercisable at November 25, 2006	3,954,796	3,551,250	200,000	203,546

The weighted-average grant-date fair value of options granted during fiscal years 2006, 2005, and 2004 was $0.35, $2.62, and $0.94, respectively.  The total intrinsic value of options exercised during the fiscal years ended November 25, 2006, November 26, 2005, and November 27, 2004, was $0, $2,840,000, and $231,000, respectively.

A summary of the status of Innovo Group’s nonvested shares as of November 26, 2005, and changes during the year ended November 25, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at November 27, 2005	140,000	$1.19
Granted	1,650,000	$0.61
Vested	(1,550,000)	$0.64
Forfeited	(102,000)	$1.29
Nonvested at November 25, 2006	138,000	$0.26

As of November 25, 2006, there was $36,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.   The total fair value of shares vested during the fiscal years ended November 25, 2006, November 26, 2005, and November 27, 2004, was $997,000, $4,846,000, and $990,000, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding convertible notes, options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	2006	2005	2004

Basic Earnings per share Computation:
Numerator
Loss from continuing operations	$(7,144)	$(8,488)	$(12,426)
(Loss) income from discontinued operations	(2,149)	(7,945)	2,850
Net loss	$(9,293)	$(16,433)	$(9,576)

Denominator:

Weighted average common shares outstanding	33,853	31,942	28,195

Earnings (loss) per Common Share - Basic
Loss from continuing operations	$(0.21)	$(0.26)	$(0.44)
(Loss) earnings from discontinued operations	$(0.06)	(0.25)	0.10
Net loss	$(0.27)	$(0.51)	$(0.34)

Diluted Earnings per share Computation:
Numerator
Loss from continuing operations	$(7,144)	$(8,488)	$(12,426)
(Loss) income from discontinued operations	(2,149)	(7,945)	2,850
Net loss	$(9,293)	$(16,433)	$(9,576)

Denominator:

Weighted average common shares outstanding	33,853	31,942	28,195
Effect of dilutive securities:
Options and warrants	—	—	—
Convertible notes	—	—	—
Dilutive potential common shares	33,853	31,942	28,195

Earnings (loss) per Common Share - Dilutive
Loss from continuing operations	$(0.21)	$(0.26)	$(0.44)
(Loss) earnings from discontinued operations	$(0.06)	(0.25)	0.10
Net loss	$(0.27)	$(0.51)	$(0.34)

Potentially dilutive convertible notes, options and warrants in the aggregate of 4,870,629, 4,902,296, and 7,623,448 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

In addition, subsequent to the end of Innovo Group’s 2006 fiscal year, in December 2006, Innovo Group issued 6,834,347 shares of its common stock and 2,175,304 warrants to purchase shares of its common stock, which would have changed materially the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before its fiscal year end.

Shares Reserved for Future Issuance

As of November 25, 2006, shares reserved for future issuance include (i) 4,092,296 shares of common stock issuable upon the exercise of outstanding stock options; (ii) an aggregate of 377,256 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of November 25, 2006, 2007; (iii) 778,333 shares of common stock issuable upon the exercise of outstanding warrants; and (iv) 6,834,347 shares of common stock reserved for issuance pursuant to a collateral protection agreement described in “Note 13 — Commitments and Contingencies - JD Design Collateral Protection Agreement.”

13.          Commitments and Contingencies

Operating Lease Obligations

Innovo Group leases certain equipment and office space under separate lease arrangements.  The leases generally contain renewal provisions.  Equipment and office rental expenses for the years ended November 25, 2006, November 26, 2005 and November 27, 2004, were approximately $371,000, $602,000 and $532,000, respectively, for continuing operations.

In October 2006, Innovo Group entered into an assignment and assumption of sublease for office space in New York, New York for the remainder of the original sublease term and paid an assignment fee of $344,000, including miscellaneous expense and real estate commissions.  This amount was charged to selling, general and administrative expenses.  In connection with the assignment, the original guaranty of payment for the sublease remains in effect until the end of the original term of the sublease, which is July 2009.  Therefore, Innovo Group may continue to be obligated to pay the monthly sublease fee of approximately $30,000 in the event the assignee defaults on its obligations to the sublandlord or landlord until the end of the lease term.

Until July 2006, Innovo Group also utilized space under a verbal month-to-month arrangement with Azteca, a related party, for its headquarters and principal executive offices.  Under this arrangement, Innovo Group paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities. In addition, Innovo Group paid to Azteca distribution fees for distribution services in addition to the monthly rental fee.  Expenses for the fiscal years 2006, 2005 and 2004 under this arrangement were $557,000, $1,039,000 and $886,000, respectively.

In July 2006, Innovo Group moved its headquarters and principal executive offices to another facility under a verbal month-to-month arrangement with Pixior, a third party who provides product fulfillment, warehousing and distribution services to Innovo Group.  Under this arrangement, Innovo Group pays to Pixior a monthly fee of $10,000 for allocated expenses associated with its use of office and warehouse space plus additional expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities. In addition, Innovo Group pays to Pixior distribution fees for distribution services in addition to the monthly rental fee under its product fulfillment agreement. Expenses for the fiscal year 2006 under this arrangement were $655,000.

Innovo Group continues to be obligated under its lease in the amount of approximately $8,000 per month for its executive office space in Los Angeles because the sublessee, an entity that is owned or controlled by a member of one of Innovo Group’s board of directors, leases on a month-to-month basis until December 31, 2009.  In addition, Innovo Group leases additional space in the amount of approximately $4,000 in New York under a short term lease with consecutive six month renewable terms.  Future operating lease obligations are as follows (in thousands):

2007	$152
2008	93
2009	93
2010	8

$346

Advertising Commitments

During fiscal 2006 and into part of fiscal 2007, Innovo Group had advertising commitments with certain parties for billboard advertisement in Los Angeles, California and advertising space on the tops of taxi cabs in New York City.  In January 2007, all advertising commitments had expired under the terms of the original commitment and were not renewed.  Innovo Group is currently evaluating its advertising commitments for fiscal 2007 and beyond.  Innovo Group’s advertising commitments for fiscal 2007 and fiscal 2008 are $47,000 and $0, respectively.

Letter of Credits

Innovo Group has a contingent liability for $75,000 in open letter of credits as of November 25, 2006.

Joe’s License Agreement and Design Fees

On February 7, 2001, in connection with the acquisition of the Joe’s license rights, Innovo Group entered into a ten year license agreement with two additional ten year renewal terms that requires the payment of a royalty based upon 3% of net sales, subject to additional royalty amounts in the event certain sales and gross profit thresholds are met on an annual basis.  In addition, Joe Dahan, an employee and President of Joe’s Jeans Inc., was entitled to a 3% design fee on net sales associated with his assistance in designing apparel for the terminated indie™ line.  See “Note 18 — Subsequent Events” for a further discussion about a subsequent transaction between Innovo Group and JD Design.

JD Design Collateral Protection Agreement

On October 13, 2006, JD Design granted a security interest in and to the Joe’s brand to CIT.  This grant by JD Design was for the purpose of providing CIT additional collateral under Innovo Group’s current factoring and inventory security agreements to allow Innovo Group to obtain additional working capital.  Because JD Design entered into the agreements with CIT, CIT agreed to increase the maximum availability advanced on inventory to Innovo Group at CIT’s discretion.

In exchange for JD Design agreeing to provide this grant of a security interest to CIT, Innovo Group entered into a Collateral Protection Agreement, or CPA, with JD Design to provide additional consideration to JD Design in the event that the guaranty is called upon or CIT enforces its security interest in the collateral.  The CPA, as amended, states that in the event (i) there is a default by Innovo Group under its Factoring Facilities which remains uncured for a period of thirty (30) days from written notice by CIT, (ii) demand is made to JD Design by CIT under the guaranty and demand is not withdrawn within 10 days of the date of receipt of such demand by JD Design, (iii) CIT commences an action to enforce its security interest in the collateral, (iv) there is a materially false, misleading, erroneous or incorrect representation or warranty made by Innovo Group under or in connection with the CPA; or (v) Innovo Group fails to perform or observe any term, covenant or undertaking in the CPA, or collectively, an Event of Default, then Innovo Group will be obligated to issue shares of its common stock to JD Design as consideration for JD Design satisfying its obligations to CIT.  Innovo Group reserved 6,834,347 shares as the maximum number of shares that could potentially be issued under the CPA, or the Default Reserve, which represents 19.9% of its total shares outstanding, even though, after the amendment, the maximum  number of shares that may be issued would be less.  If an Event of Default occurs, then the amount of shares to be issued would be calculated by dividing the amount owed by Innovo Group to CIT (not to exceed $2,000,000) by the greater of (i) $0.52 or (ii) the closing price of the Company’s shares of common stock as reported by Nasdaq on the date that JD Design fulfills its obligations to CIT.

The CPA further provides for additional consideration to be paid to JD Design in certain instances, such as failure by Innovo Group to obtain CIT’s consent to terminate the agreements with JD Design by April 13, 2007.  In the event that the agreements are not terminated by this date, Innovo Group will be obligated to issue to JD Design 200,000 shares of its common stock.  Additionally, if on April 13, 2008, the agreements with JD Design are still in effect, then Innovo Group will be required to pay to JD Design $25,000 for each quarterly period that the documents remain in effect.  If one or both of these additional distributions are made, JD Design will still be entitled to the default shares in the amount and instances described above.  However, if the 200,000 shares are issued, the Default Reserve will be reduced by 200,000.

An estimate for the contingent liability associated with this CPA cannot be determined at this time because Innovo Group believes that the possibility of event of default is remote.  Further, if an event of default were to occur, the exact amount of the liability would be determined at that time and based upon the amount of the default, not to exceed $2,000,000.

Engagement of Piper Jaffray & Co.

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group.  Under the terms of the agreement that automatically terminates on February 24, 2007 unless terminated earlier, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which may be credited against a Transaction Fee (as defined in the Agreement), if any.  In the event that Innovo Group does not consummate a transaction or terminates the agreement early, Innovo Group is obligated to pay to Piper a termination fee of $200,000 in addition to the retainer fee previously paid.  This amount represents Innovo Group’s minimum commitment under the agreement.  Innovo Group was not required to pay any Transaction Fee for the sale of its indie™ product line or the private label business.  If a transaction is entered into during the term of the agreement or within a year after termination, then Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value.  Either party may terminate the agreement with or without cause upon ten (10) days advanced written notice to the other party.  Innovo Group is amortizing the $200,000 termination fee over the twelve month period of the expected life of the contract during which services are to be performed.  Innovo Group has charged to expense $187,500 in the year ended November 25, 2006.

Litigation

Innovo Group is involved from time to time in routine legal matters incidental to its business. In the opinion of Innovo Group’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

14.          Segment Reporting and Operations by Geographic Areas

Segment Reporting

Innovo Group has only one segment of operations - apparel.  Historically, Innovo Group operated in two segments, apparel and accessories.  In May 2005, Innovo Group sold the remaining assets of its craft and accessories segment of operations and in May 2006, Innovo group sold certain assets related to its private label apparel division.  Accordingly, each of these activities has been classified as a “Discontinued Operations” and reported as such.

Operations by Geographic Areas

Historically, Innovo Group presented information about Innovo Group’s operations in the United States and Asia with intercompany revenues and assets eliminated to arrive at the consolidated amounts.

Beginning in fiscal 2004, Innovo Group no longer had reportable operations outside of the United States.

15.          Related Party Transactions

As of November 25, 2006 and November 26, 2005, Innovo Group’s related party balance consisted of amounts due (to) or due from certain related parties, as further described below, as follows:

	(in thousands)
	11/25/2006	11/26/05

Commerce Investment Group and affiliates	$2,163	$2,781
JD Design	(82)	(54)
Due from related parties, net	$2,081	$2,727

Commerce Investment Group and affiliates

Innovo Group has a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca, AZT and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

The following table represents charges from the affiliated companies pursuant to Innovo Group’s relationship with them, including its discontinued operations, as follows:

	(in thousands)
	2006	2005	2004
Continuing operations
Purchase order arrangements	$12,845	$2,560	$734
Verbal facilities arrangement	256	315	228
Discontinued operations
Supply agreement / Purchase order arrangements	16,851	60,898	67,078
Earn-out due to Sweet Sportswear	248	1,323	1,566
Verbal facilities agreement	301	724	860
Principal and interest on note payable	1088	1,057	863
Supply and Distribution agreement	—	639	3,019

Continuing Operations - Purchase Order Arrangement

Innovo Group utilizes AZT as a supplier on a purchase order basis for certain of its Joe’s® denim products.  Under this arrangement, Innovo Group advances the funds to purchase raw materials, which primarily includes fabric, anticipated for production of its products.  Innovo Group pays AZT for the production cost less credit for the advances on raw materials.  Innovo Group purchases these products from AZT in various stages of production from partial to completed finished goods.

Continuing Operations - Verbal Facilities Arrangement

Until mid-July 2006, Innovo Group utilized space for its headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, Innovo Group paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, Innovo Group moved its headquarters and principal executive offices to nearby office and warehouse space and accordingly, no longer has any obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations — Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  After the expiration of the supply agreement, Innovo Group continued to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in “Note 3 — Discontinued Operations,” Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

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

Discontinued Operations - Principal and Interest on Note Payable

Innovo Group had originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of 6% and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Under the terms of the Cygne APA, Cygne assumed the remaining principal balance of the Blue Concept Note.  On May 12, 2006, pursuant to the closing of the transaction, Azteca released Innovo Group from any and all remaining obligations under the Blue Concept Note and it has been reclassified as a discontinued

operation liability.  Under the terms of the original asset purchase agreement, in addition to the shares previously issued, Innovo Group issued on May 17, 2006 an additional 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  This share issuance has been recognized in the Statement of Stockholders’ Equity.

Discontinued Operations - Craft and accessories – Supply and Distribution Agreement

In August 2000, Innovo Group entered into a supply agreement and a distribution agreement for its craft products with Commerce.  In connection with the sale of the craft inventory and certain other assets of its Innovo subsidiary in May 2005, both the supply agreement and the distribution agreement were terminated.

Aggregate balances by entities

As of November 25, 2006 and November 26, 2005, respectively, the balances due (to) or due from these related parties and certain of their affiliates are as follows:

	(in thousands)
	2006	2005

AZT International SA de CV	$4,994	$56
Commerce Investment Group	(2,822)	5,667
Sweet Sportswear LLC	(4)	(3,079)
Owenslab Jean, LLC	—	61
Team Pro International	—	19
Blue Concepts, LLC/Yanuk	—	57
Cygne Design Inc.	(5)	—
Net due from related parties, net	$2,163	$2,781

The AZT balances represent the balances due as a result of Innovo Group’s current production efforts in Mexico for our branded label apparel production.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in “Note 3 – Discontinued Operations,” Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that Innovo Group continues to be obligated for after the completion of the transaction with Cygne.  The balance of $5,000 due to Cygne represents the amount Innovo Group owes to Cygne as a result of certain chargebacks granted by Cygne on Innovo Group’s behalf to former customers.

Joe’s License

On February 7, 2001, Innovo Group acquired a license for the rights to the Joe’s label from JD Design, LLC, or JD Design, along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of Innovo Group’s common stock and a warrant contingent on certain sales and gross margins which were not met and therefore, not eligible for exercise.

Additionally, Joe Dahan, the designer of the Joe’s line and managing member of JD Design, joined Innovo Group as President of its wholly owned subsidiary, Joe’s Jeans, Inc.  Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  This option was exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales of its licensed products to JD Design.  In October 2005, Innovo Group granted JD Design the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products.  In addition, Innovo Group had a verbal arrangement to pay JD Design a design fee of 3% of net sales for assistance related to designs for its indie™ products, the line of business that Innovo Group exited in early 2006.  See “Note 18 – Subsequent Events” for a further discussion about a subsequent transaction between Innovo Group and JD Design.

For fiscal 2006 and fiscal 2005, the following table sets forth royalties, fees and income related to JD Design.

	Twelve months ended
	November 25,	November 26,	November 27,
	2006	2005	2004
Expense (income):
Joe’s Jeans royalty expense	$1,363	$999	$631
indie design fee	39	42	—
Children’s license, royalty (income)	(40)	—	—

16.          Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2006	2005	2004

Significant non-cash transactions
In fiscal 2006, Innovo Group sold certain assets of its private label division in a non-cash transaction consisting of:
Assumption of notes payable & certain liabilities	$10,437	$—	$—
Non-cash loss on sale of the assets	$2,428	$—	$—

In fiscal 2006, Innovo Group issued of 1,041,667 shares of common stock to Azteca as required per the July 2003 asset purchase agreement. No cash or other consideration was received	$104	$—	$—

In fiscal 2005, Innovo Group converted of its convertible notes payable into 2,560,000 shares of common stock	$—	$4,385	$—

In fiscal 2004, Innovo Group converted of its related party long-term debt for 3,125,000 shares of common stock	$—	$—	$12,500

Additional cash flow information
Cash paid during the year for interest	$1,026	$1,467	$1,357
Cash paid during the year for income taxes	$42	$32	$66

17.          Employee Benefit Plans

On December 1, 2002, Innovo Group established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan.  All employees who have worked for Innovo Group for 30 consecutive days may participate in the Plan and may contribute up to 100%, subject to certain limitations, of their salary to the plan.  Innovo Group’s contributions may be made on a discretionary basis.  All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Innovo Group decides to do so.  Costs of the Plan charged to operations for administrative fees, in actual numbers, were $13,000, $4,300, and $8,000 for fiscal 2006, 2005 and 2004, respectively.

18.          Subsequent Events

Private Placement Transaction

In December 2006, Innovo Group consummated a private placement of its common stock and warrants to purchase common stock to two “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  The proceeds from the transaction are for general working capital purposes.  The transaction raised gross proceeds of approximately $3,622,000 initially and approximately $4,811,000 assuming the full exercise of all of the warrants issued in connection with the private placement.  Innovo Group issued 6,834,347 shares at a purchase price of $0.53 per share and warrants to purchase an additional 2,050,304 shares of common stock to these investors at an exercise price of $0.58 per share.  In addition, on December 26, 2006, Innovo Group issued an additional 125,000 warrants with an exercise price of $0.66 per share to an individual in exchange for introducing the investors to the company.  Each of the warrants issued include a cashless exercise option, pursuant to which the holder can exercise the warrant without paying the exercise price in cash.  If the holder elects to use this cashless exercise option, it will receive a fewer number our shares than it would have received if the exercise price were paid in cash.  The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the warrant.  The warrants issued in connection with the private placement have a term of five years and are first exercisable on June 18, 2007 and June 25, 2007, respectively.

Dissolution of Master Distribution Agreement

On February 1, 2007, Innovo Group and its international distributor, Beyond Blue Inc., or BBI, mutually agreed to dissolve the master distribution agreement pursuant to which BBI distributed Innovo Group’s Joe’s® products internationally.  Under the terms of the dissolution, Innovo Group has been assigned the rights associated with the sub-distributors in various countries.  The parties have each reserved certain rights under the master agreement in an effort to resolve outstanding issues related to each parties obligations.

JD Holding Transaction

On February 6, 2007, Innovo Group entered into a merger agreement with JD Holdings, the successor in interest to JD Design.  In exchange for the right to the Joe’s® brand and subject to approval by its stockholders, Innovo Group expects to issue to JD Holdings 14,000,000 shares of its common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan.  In the event that the merger is approved, the license agreement will terminate and Innovo Group will own all right, title and interest in the brand and the marks.

19.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended November 25, 2006 and November 26, 2005, respectively:

2006

	Quarter ended
	(in thousands, except per share data)
	February 25	May 27	August 26	November 25

Net sales	$10,427	$9,787	$12,448	$13,971
Gross profit	1,820	3,231	4,963	5,395
Loss from continuing operations, before taxes	(4,102)	(2,510)	(416)	(80)

Income taxes	8	7	13	8
Loss from continuing operations	(4,110)	(2,517)	(429)	(88)

Discontinued operations, net of tax	418	(2,462)	(96)	(9)
Net Loss	$(3,692)	$(4,979)	$(525)	$(97)
Net income (loss) per share:
Basic
(Loss) earnings from continuing operations	$(0.12)	$(0.08)	$(0.01)	$(0.00)
Earnings (loss) from discontinued operations	0.01	(0.07)	(0.00)	(0.00)
	$(0.11)	$(0.15)	$(0.01)	$0.00

Diluted
(Loss) earnings from continuing operations	$(0.12)	$(0.08)	$(0.01)	$(0.00)
Earnings (loss) from discontinued operations	0.01	(0.07)	(0.00)	(0.00)
	$(0.11)	$(0.15)	$(0.01)	$0.00

2005

	Quarter ended
	(in thousands, except per share data)
	February 26	May 28	August 27	November 26

Net sales	$6,109	$9,715	$12,600	$7,496
Gross profit	2,495	4,258	4,770	(806)
Loss from continuing operations, before taxes	(1,356)	(941)	(589)	(5,589)

Income taxes	9	9	3	(8)
Loss from continuing operations	(1,365)	(950)	(592)	(5,581)
Discontinued operations, net of tax	547	1,655	2,007	(12,154)
Net (loss) income	$(818)	$705	$1,415	$(17,735)
Net (loss) income per share:
Basic
(Loss) earnings from continuing operations	$(0.05)	$(0.03)	$(0.02)	$(0.17)
Earnings (loss) from discontinued operations	0.02	0.05	0.06	(0.36)
	$(0.03)	$0.02	$0.04	$(0.53)

Diluted
(Loss) earnings from continuing operations	$(0.05)	$(0.03)	$(0.02)	$(0.17)
Earnings (loss) from discontinued operations	0.02	0.05	0.00	(0.36)
	$(0.03)	$0.02	$(0.02)	$(0.53)

ITEM 16.2

Innovo Group Inc. and Subsidiaries

Schedule II

Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for uncollectible accounts:
Year ended November 25, 2006	$285	210		(95)	$400
Year ended November 26, 2005	$511	74		(300)	$285
Year ended November 27, 2004	$1,109	160		(758)	$511

Allowance for customer credits and allowances:
Year ended November 25, 2006	$128	667		(614)	$181
Year ended November 26, 2005	$416	618		(906)	$128
Year ended November 27, 2004	$902	1,305		(1,791)	$416

Allowances for inventories:
Year ended November 25, 2006	$3,709	680		(3,870)	$519
Year ended November 26, 2005	$292	3,463		(46)	$3,709
Year ended November 27, 2004	$3,757	0		(3,465)	$292

Allowance for deferred taxes:
Year ended November 25, 2006	$16,683	6,432			$23,025
Year ended November 26, 2005	$11,283	5,400			$16,683
Year ended November 27, 2004	$8,198	3,085			$11,283

(1) Deductions represent the actual amount of write-off of an asset against a reserve previously recorded, or in the case of inventory, a deduction could represent the write-off upon disposition or a markdown of carrying value.