Form 10-K/A
period 2006-11-25
INNOVO GROUP INC
filed 2007-02-09
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed by Innovo Group Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 25, 2006 filed with the Securities and Exchange Commission on February 8, 2007, or the Initial Report.  This Amendment No. 1 is being filed for the sole purpose of correcting a typographical error on our Consolidated Statement of Cash Flows on the Accounts Receivable line for the year ended November 26, 2005.

Our Consolidated Statement of Cash Flows in the Initial Report inadvertently reported the “Changes in operating assets and liabilities: Accounts receivable” for the year ended November 26, 2005 as the number “263” instead of the correct number “2,631” for such period.

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

February 9, 2007

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

We conducted our audits in accordance with the standards of the Public CompanyAccounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying notes are an integral part of these consolidated financial statements

INNOVO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	11/25/06	11/26/05	11/27/04
		Revised
		See Note 2

Net loss	$(9,293)	$(16,433)	$(9,576)
Net (loss) income from discontinued operations	(2,149)	(7,945)	2,850
Net loss from continuing operations	(7,144)	(8,488)	(12,426)

Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	242	140	59
Loss on sale of property and equipment	17	433	336
Amortization of intangibles	48	48	48
Amortization of debt discount		253	98
Stock-based compensation	1,044	—	88
Provision for uncollectible accounts	169	(584)	286
Changes in operating assets and liabilities:
Accounts receivable	(495)	2,631	(2,552)
Inventories	5,007	(6,597)	282
Prepaid expenses and other	(544)	198	1,281
Due to / from related parties	535	7,803	576
Accounts payable and accrued expenses	2,957	736	453
Net cash provided by (used in) continuing operating activities	1,836	(3,427)	(11,471)
Net cash provided by (used in) discontinued operations	555	(3,039)	915
Net cash provided by (used in) operating activities	2,391	(6,466)	(10,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(668)	(399)	(64)
Net cash used in continuing investing activities	(668)	(399)	(64)
Net cash provided by (used in) discontinued operations	614	1,650	(107)
Net cash (used in) provided by investing activities	(54)	1,251	(171)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable		—	4,385
Proceeds from (payments on) factor borrowing, net	(1,270)	2,912	413
Payments on note payable to officer, net		(439)	(61)
Proceeds from promissory note - former officer		703	—
Exercise of stock options		567	113
Exercise of warrants		2,284	447
Issuance of stock, net of registration expense		(6)	(185)
Net cash (used in) provided by continuing financing activities	(1,270)	6,021	5,112
Net cash used in discontinued operations	(1,242)	(558)	(909)
Net cash (used in) provided by financing activities	(2,512)	5,463	4,203

Effect of exchange rate on cash	—	—	59

NET CHANGE IN CASH AND CASH EQUIVALENTS	(175)	248	(6,465)

CASH AND CASH EQUIVALENTS, at beginning of period	560	312	6,777

CASH AND CASH EQUIVALENTS, at end of period	$385	$560	$312

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