Form 10-K/A
period 2006-11-25
INNOVO GROUP INC
filed 2007-03-23
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

FORM 10-K/A

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
Common Stock, $.10 par value
(Title of Class)

Securities registered pursuant to Section 12 (g) of the Act:  None.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market, Inc. as of May 26, 2065, was approximately $19,254,000.

The number of shares of the registrant’s common stock outstanding as of March 23, 2006 was 41,177,801.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A, or Amendment No. 2, is being filed by Innovo Group Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 25, 2006 filed with the Securities and Exchange Commission, or SEC, on February 8, 2007, or the Initial Report. An Amendment No. 1 on Form 10-K/A was also filed on February 9, 2007 to correct a typographical error on our Consolidate Statement of Cash Flows.  We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than March 25, 2007.

Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 2, in part, to provide the information we originally intended to incorporate by reference.  Such information is the information required by Items 10-14 of Part III of our Annual Report on Form 10-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in such exhibit list to be filed herewith.  This Amendment No. 2 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

As used in this Amendment No. 2, the terms “we,” “us,” “our,” and “Innovo Group” refer to Innovo Group Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

PART III

Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors and executive officer and their ages and positions as of March 23, 2007, are as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	65	Chairman of the Board of Directors	1998
Marc B. Crossman	35	Chief Executive Officer, President, Chief Financial Officer and Director	1999
Samuel J. (Jay) Furrow, Jr.	33	Director	1999
Kelly Hoffman(1)(2)(3)	48	Director	2004
Thomas O’Riordan(1)(2)(3)	50	Director	2006
Suhail R. Rizvi(1)(2)(3)	41	Director	2003
Kent Savage(1)(2)(3)	45	Director	2003

(1)    Member of the Audit Committee

(2)    Member of the Compensation and Stock Option Committee

(3)    Member of the Nominating and Governance Committee

Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000.  Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow-Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company-Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively.  From 1999 until 2006, Mr. Furrow was also a member of the Board of Directors of Goody’s Family Clothing Inc.  Mr. Furrow received his undergraduate and J.D. degree from the University of Tennessee.  Sam Furrow is the father of our former Chief Executive Officer and Director, Samuel J. (Jay) Furrow, Jr.

Samuel J. (Jay) Furrow, Jr. has served as a member of our Board of Directors since January 1999.  Since January 2006, Mr. Furrow has served as managing member and founder of JFJ Holdings LLC, a private equity company.  From July 2002 until January 2006, Mr. Furrow served as our Chief Executive Officer, from December 2000 until July 2002 as our President, from April 1999 until March 2003 as our Chief Operating Officer, from August 2000 until March 2003 as our Acting Chief Financial Officer, and from August 1998 until April 1999 as our Vice-President for Corporate Development and In-House Counsel.  Mr. Furrow currently serves on the Board of Directors of Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of consumer electronics and Varsity Media Group, Inc., a new media company dedicated to teenagers.  Mr. Furrow received his J.D. degree from Southern Methodist University School of Law and his B.S. degree in Political Science from Vanderbilt University.  Jay Furrow is the son of the Chairman of our Board of Directors, Samuel J. (Sam) Furrow.

Marc B. Crossman has served as our Chief Executive Officer since January 2006, our Chief Financial Officer since March 2003, our President since September 2004 and a member of our Board of Directors since January 1999.  From January 1999 until March 2003, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc., New York City, New York.  From September 1997 until January 1999, Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation.  Mr. Crossman received his B.S. degree in Mathematics from Vanderbilt University.

Kelly Hoffman has served as a member of our Board of Directors since June 2004.  Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a new media company dedicated to teenagers, since he founded the company in 1998.  From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico.  From 1989 until 1991, Mr. Hoffman served in a similar position for Texakoma Financial, an oil and gas partnership that raised capital for acquisition of property in Texas, Louisiana and New Mexico.  Prior to that, Mr. Hoffman served in various sales and marketing positions for PAZ Syndicate, a conglomerate based in Tel Aviv, Israel that owned diverse interests worldwide.  Prior to that, Mr. Hoffman specialized in securing capital from investors for investment in various limited partnerships for the oil and gas industry for Paso Energy.  Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions.  Mr. Hoffman attended Texas Tech University and majored in Business Administration.

Thomas O’Riordan has served as a member of our Board of Directors since April 2006.  Since March 2007, Mr. O’Riordan has served as Chief Executive Officer of American Sporting Goods Corporation, a privately held manufacturer and retailer of athletic footwear with such brands as And1, Avia, Ryka, Yukon, Triple 5 Soul, NSS and Nevados.  Since October 2006, Mr. O’Riordan has served as a member of the Board of Directors of Cutter and Buck Inc., (CBUK), a publicly traded consumer apparel brand company.  From 2004 to 2007, Mr. O’Riordan acted in an executive consulting and advisory capacity to the senior management team of Fila Holding Company, a publicly traded manufacturer and retailer of branded footwear, apparel and accessories, and to other investment advisors and funds in the retail and consumer products sector.  From 1999 to 2004, Mr. O’Riordan served in various executive management capacities with Fila Holding Company, ultimately serving as Chief Executive Officer from 2003 to 2004.  From 1995 until 1998, Mr. O’Riordan served as Director of Operations of Adidas America, a publicly traded manufacturer and retailer of branded athletic footwear, apparel and accessories.  From 1988 to 1995, Mr. O’Riordan was President of Tom O’Riordan & Associates, a sales and marketing company focused on the athletic footwear, apparel and sporting goods industries.  Mr. O’Riordan began his career in sales for Brooks Shoe Company.  Mr. O’Riordan received his B.S. degree in Marketing and Management from Rider University.

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

Kent Savage has served as a member of our Board of Directors since July 2003. Since June 2006, Mr. Savage has served as Founder and CEO of Famecast, Inc., a privately held online entertainment property.  Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of personal computers from January 2004 until June 2005.  From September 2002 until February 2003, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI).  From February 1999 until August 2001, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc.  From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business.  From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc.  Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia’s Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

Other Employees

Joe Dahan has served as the president and head designer for our Joe’s Jeans, Inc. subsidiary, or Joe’s, since its formation in February 2001.  Mr. Dahan is responsible for the design, development and marketing of Joe’s products.  From 1996 until 2001, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca.  Azteca, which is owned by two of our stockholders, is one of the world’s largest manufacturers of denim related products.  From 1989 until 1996, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator.  In the event our stockholders approve a merger transaction with JD Holdings, Inc., the owner of the Joe’s®, Joe’s Jeans™ and JD brand and marks, entered into on February 6, 2007, Mr. Dahan will enter into a ten year employment contract with us to serve as Creative Director of the Brand, as well as be entitled to become a nominee to our Board of Directors.

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

To date, there have been no waivers under our Code of Business Conduct and Ethics.  We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such Code on a Form 8-K filed with the SEC within four business days following such amendment or waiver or on our website at www.innovogroup.com within four business days following such amendment or waiver.  The information contained or connected to our website is not incorporated by reference into this Amendment No. 2 and should not be considered a part of this or any other report that we file or furnish to the SEC.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or Exchange Act, is currently comprised of Messrs. Rizvi, Hoffman, O’Riordan and Savage.  Mr. Rizvi serves as Chairman of the Audit Committee.  Currently, all Audit Committee members are “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Rizvi has also been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

Nominating and Governance Committee.

The Nominating and Governance Committee is currently comprised of Messrs. Hoffman, O’Riordan, Rizvi and Savage.  Mr. Hoffman serves as Chairman of the Nominating and Governance Committee.

The Nominating and Governance Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on May 22, 2003.  Currently, all Nominating and Governance Committee members are “independent” under NASDAQ listing standards.  There is no specific procedure outlined in the charter for the Nominating and Governance Committee to consider nominees to our Board of Directors that are recommended by our common stockholders, but such nominees will be considered in accordance with the principal responsibilities of the Nominating and Governance Committee, our bylaws and all applicable rules and regulations relating to such nominations by our common stockholders.  The Nominating and Governance Committee has the responsibility for developing criteria for the selection of new directors and nominees for vacancies.  The members of the Nominating and Governance Committee have the discretion to choose candidates that have the desired experience, mix of skills and other qualities to assure appropriate composition while taking into account the current members and the specific needs of our company and our Board of Directors.  To date, no more specific criteria has been developed than that set forth in the charter.  Furthermore, we have not had a common stockholder propose a nominee to our Board of Directors nor have we paid any third party a fee to assist us in the process of identifying or evaluating candidates for our Board of Directors.  A copy of the Nominating and Governance Committee charter can be found on our website at www.innovogroup.com under our Investor Relations heading.

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

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the year ended November 25, 2006, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information with respect to compensation for the years ended November 25, 2006, November 26, 2005, and November 27, 2004, respectively, paid to our chief executive officer, our former chief executive officer and our former senior vice president of finance (principal accounting officer) as of November 25, 2006.  In this Amendment No. 2, we refer to these individuals as our Named Executive Officers.  We have no other executive officers of the company.

Summary Compensation Table

		Annual Compensation						Long Term
								Compensation
								Awards
						Other Annual		Securities	All Other
Name and						Compensation		Underlying	Compensation
Principal Position	Year	Salary		Bonus		($)		Options (#)	($)
Marc B. Crossman	2006	$375,000	(1)	—		$18,407	(2)	1,000,000	$2,020	(3)
Chief Executive Officer,	2005	321,923	(1)	—		12,403	(2)	250,000	—
President and Chief Financial Officer	2004	275,000		—		12,403	(2)	200,000	—
Samuel J. Furrow, Jr.	2006	$61,538	(4)	—		$7,281	(2)	—	$423,077	(4)(5)
Former Chief Executive Officer	2005	347,000	(4)	25,000	(6)	3,209	(2)	250,000	25,000	(5)
	2004	280,770		50,000	(6)	3,209	(2)	250,000	10,577	(5)
Richard A. Quiroga	2006	$225,000	(7)	—		$19,010	(2)	—	$3,750	(3)
Former Senior Vice President of	2005	184,615	(8)	—		12,403	(2)	100,000	3,077	(3)
Finance (principal accounting officer)	2004	49,038	(8)	—		4,134	(2)	100,000	—

(1)    Mr. Crossman’s annual salary was increased to $375,000 from $275,000 after the June 9, 2005 meeting of the Compensation and Stock Option Committee.  Mr. Crossman was appointed Interim CEO in January 2006 and in May 2006, the Interim title was removed.  At the May 12, 2006 meeting of the Compensation and Stock Option Committee, Mr. Crossman’s annual salary of $375,000 was approved.

(2)    This amount represents amounts paid in connection with health insurance premiums in excess of health insurance benefits provided to other non-executive officers and employees for the year (or partial year of employment in the case of Mr. Quiroga in fiscal 2004).

(3)    This amount represents our matching contributions to Messrs. Crossman’s and Quiroga’s contributions pursuant to our 401(k) Plan consistent with the matching contribution for all other participants.

(4)    Mr. Furrow’s annual salary was increased to $400,000 from $300,000 after the June 9, 2005 meeting of the Compensation and Stock Option Committee.  Mr. Furrow’s employment was terminated by our Board of Directors at its meeting on January 10, 2006 to be effective on January 20, 2006.  In connection with the termination of employment, we paid Mr. Furrow a severance payment in the amount of $400,000 pursuant to a Separation Agreement.

(5)    Includes payout for accrued but unused vacation time for fiscal 2004 and 2005 at Mr. Furrow’s daily rate.

(6)    The Compensation and Stock Option Committee established, on September 3, 2004, a quarterly bonus program for Mr. Furrow, which awarded him with a quarterly bonus payment in the amount of $25,000 in the event that we generated a net income on a consolidated balance sheet basis as measured at the end of the immediately preceding fiscal quarter.  Mr. Furrow was awarded a bonus payment for our performance in the third and fourth quarters of fiscal 2004; however, his fourth quarter bonus payment was made in March 2005, but is reported with his 2004 compensation.  Mr. Furrow was awarded a bonus payment for our performance in our second quarter of fiscal 2005 that was paid in July 2005.

(7)    Mr. Quiroga terminated his employment with us effective as of December 5, 2006.

(8)    Mr. Quiroga commenced employment with us on August 2, 2004 as our Vice President of Finance (Principal Accounting Officer) with an annual salary of $150,000.  Mr. Quiroga’s annual salary was increased to $225,000 after the June 9, 2005 meeting of the Compensation and Stock Option Committee.  Mr. Quiroga title was changed to Senior Vice President of Finance in May 2006.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We have not entered into any employment or severance agreements with any of our Named Executive Officers.  All options granted pursuant to our 2004 Plan contain a change in control provision, which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees.

Stock Option Grants

The following table sets forth the stock options we granted during the fiscal year ended November 25, 2006 to each of our named executive officers.  We have never granted any stock appreciation rights.

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

Option Grants in the Fiscal Year Ended November 25, 2006

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)(2)	Expiration Date	5% ($)	10% ($)
Marc B. Crossman	1,000,000	95%	$1.02	03/25/13	$420,000	$960,000

Samuel J. Furrow, Jr.	—	—	—	—	—	—

Richard A. Quiroga	—	—	—	—	—	—

(1)             The exercise price per share of options granted represented the fair market value of the underlying shares of common stock on the date the options were granted.

(2)             The total number of options granted to employees during the year ended November 25, 2006 was 1,050,000 as a result of the Compensation and Stock Option Committee’s decision to directly amend the option price for employee’s existing options rather than grant new options.

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

Fiscal Year End Option Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended November 25, 2006.  In addition, the table sets forth the number of shares covered by unexercised stock options held by the Named Executive Officers as November 25, 2006, and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock and the market price of the shares subject to such option as of November 25, 2006.

Aggregated Option Exercises in Fiscal Year Ended November 25, 2006 and Fiscal Year End
Option Values

			Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In- the-Money Options at FY-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Samuel J. Furrow, Jr.	0	$0	600,000	0	$0	$0

Marc B. Crossman	0	$0	1,493,515	0	$7,179	$0

Richard A. Quiroga	0	$0	200,000	0	$0	$0

(1)             Value of unexercised in-the-money options at fiscal year end is calculated based on a closing price per share of $0.67 for our common stock on November 24, 2006, as reported by the NASDAQ Capital Market, less the per share exercise price multiplied by the number of shares issuable upon exercise of the option.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the Compensation and Stock Option Committee of our Board of Directors, or Compensation Committee, was comprised of Messrs. Savage, Hoffman, O’Riordan and Rizvi.  The Compensation Committee is responsible for determining the salaries and incentive compensation of our executive officers and for providing recommendations for the salaries and incentive compensation of all other employees and consultants.  The Compensation Committee also administers our benefit plans, including the 2004 Stock Incentive Plan.  Mr. Savage serves as Chairman of the Compensation Committee.  None of our past or current members of the Compensation Committee has served as an executive officer or employee of Innovo Group.  In January of 2004, Mr. Furrow, one of our former executive officers and a member of our Board of Directors, became a member of the Board of Directors for Varsity Media Group Inc., privately held a new media company dedicated to teenagers, of which Mr. Hoffman currently serves as its Chief Executive Officer.  Varsity does not have a separate compensation committee.  Mr. Hoffman did not participate in any discussions related to compensation for Mr. Furrow during fiscal 2006.  We do not believe that this relationship in any manner affects Mr. Hoffman’s ability to act as an “independent” director.  Further, one member of our Compensation Committee, Mr. Rizvi, entered into a transaction with us to sublease, at our current market rate, certain previously leased office space for an entity that he owns.  See “Related Parties — 9000 Sunset Office Space Sublease” for a further discussion of this transaction.

Compensation of Directors

For fiscal 2006 and pursuant to our 2004 Stock Incentive Plan, each non-employee director received a grant of options to purchase up to 75,000 shares of our common stock at an exercise price of $1.02 per share.  These options were vested in full on the date of grant and expire ten years from the date of grant.  The exercise price was set at the fair market value of the common stock on the date of grant.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as of March 23, 2007 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group.  The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 41,177,801 shares outstanding as of March 23, 2007.   The address for the officers and directors is our corporate office located at 5901 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman Chief Executive Officer, President, Chief Financial Officer and Director	1,702,015	(1)	4.13%
Samuel J. (Sam) Furrow Chairman of Board of Directors	3,320,105	(2)	8.06%
Samuel J. (Jay) Furrow, Jr. Director	1,885,587	(3)	4.58%
Kelly Hoffman Director	133,750	(4)	*	%
Thomas O’Riordan Director	75,000	(5)	*	%
Suhail R. Rizvi Director	187,692	(6)	*	%

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Kent Savage Director	205,250	(7)	* %
Azteca Production International, Inc. 5804 East Slauson Avenue Commerce, California 90040	4,112,332	(8)	9.99%
BSS-Joe’s Investors, LLC and Barry S. Sternlicht 591 West Putnam Avenue Greenwich, Connecticut 06830	3,417,174	(9)	8.30%
Guez, Paul 5804 East Slauson Avenue Commerce, California 90040	2,360,567	(10)	5.73%
Innavation LLC, Seymour Braun, Yardworth Mortgage Corp., and Praha Trust 110 East 59th Street, Suite 3201 New York, New York 10022	2,563,120	(11)	7.70%
Raj Rajaratnam, Galleon Advisors, L.L.C., Galleon Management, L.L.C., Galleon Management, L.P., Galleon Communications Partners, L.P., Galleon Communications Offshore, LTD 135 East 57th Street, 16th Floor New York, NY 10022	2,084,502	(12)	6.26%
Windsong DB, LLC 1599 Post Road East Westport, Connecticut 06880	3,417,173	(13)	8.30%
All directors and executive officers, as a group
(7 persons)	7,509,399		18.24%
	(1)(2)(3)(4)(5)(6)(7)

*                    Represents beneficial ownership of less than 1%.

(1)             Includes (i) 158,500 shares held for Mr. Crossman’s personal account; (ii) 50,000 shares held for the accounts in trust for Mr. Crossman’s minor children, which Mr. Crossman’s father is the trustee; and (ii) 1,493,515 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman’s personal account.  Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children.

(2)             Includes (i) 3,083,598 shares held for the personal account of Sam Furrow; (ii) 15,300 shares held for the account of Mr. Furrow’s spouse; and (iii) 146,207shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow’s personal account.  Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse.

(3)             Includes (i) 1,210,587 shares held for the personal account of Jay Furrow; and (ii) 675,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for  Mr. Furrow’s personal account.

(4)             Includes (i) 5,000 shares held for the personal account of Mr. Hoffman; and (ii) 128,750 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman’s personal account.

(5)             Includes 75,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. O’Riordan’s personal account.

(6)             Includes (i) 10,000 shares held for the account of R-2 Group Holdings LLC, a limited liability company which Mr. Rizvi serves as managing member; and (ii) 177,692 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi’s personal account.  Mr. Rizvi disclaims beneficial ownership of such shares held for the account of R-2 Group Holdings LLC except to the extent of his pecuniary interest in such shares.

(7)             Includes (i) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (ii) 195,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage’s personal account.  Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

(8)             Includes (i) 2,078,112 shares held for the account of Azteca Production International, Inc., or Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercise sole voting and investment control; (ii) 2,034,220 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Hubert Guez exercises sole voting and investment control.  This information is based upon a Schedule 13D/A filed with the SEC on  July 17, 2006 and a Form 4 filed on February 8, 2007.

(9)    Includes 3,417,174 shares held for the account of BSS-Joe’s Investors, LLC, an entity which Barry S. Sterlicht holds the majority of the membership interests.  Excludes a warrant to purchase up to 1,052,152 shares of common stock at an exercise price of $0.58 per share, that is not exercisable until the 181st day following the initial issuance date of December 19, 2006, and thus not beneficially owned, as defined in Rule 13d-3(a), by BSS.  This information is based upon a Schedule 13D filed with the SEC on December 29, 2006.

(10)       Includes (i) 2,078,112 shares held for the account of Azteca, an entity jointly owned by Mr. Hubert Guez and Mr. Paul Guez and as to which such shares Mr. Paul Guez exercises sole voting and investment control; (ii) 139,101 shares held for the account of S.H.D. Investments, LLC, a California limited liability company for which Mr. Paul Guez serves as President and as to which such shares Mr. Paul Guez exercises sole voting and investment control; and (iii) 143,354 shares held for the account of Integrated Apparel Resources, LLC, a California limited liability company jointly owned by Mr. Hubert Guez and Mr. Paul Guez, as to which such shares Mr. Paul Guez exercises sole voting and investment control.  This information is based upon a Schedule 13D/A filed with the SEC on July 17, 2006 and a Form 4 filed on February 8, 2007.

(11)       Innavation, LLC, a Delaware limited liability company, is 85% owned by Yardworth Mortgage Corp., or Yardworth, a corporation organized under the laws of Aruba.  The beneficial owner of Yardworth is Praha Trust, a trust organized under the laws of Canada.  As sole trustee of Praha Trust, Mr. Seymour Braun has the right to vote all shares owned by Innavation, LLC.  This information is based upon a Form 4 filed with the SEC on February 9, 2004.

(12)       This information is based upon a Schedule 13G/A filed with the SEC on February 15, 2006.  Raj Rajaratnam, Galleon Management, L.L.C., and Galleon Management, L.P. may be deemed to have shared voting and dispositive power over 2,084,502 shares; Galleon Advisors, L.L.C. and Galleon Communications Partners, L.P. may be deemed to have shared voting and dispositive power over 404,500 shares; and Galleon Communications Offshore, LTD may be deemed to have shared voting and dispositive power over 1,680,002 shares pursuant to various partnership and investment management agreements.  Each of Raj Rajaratnam, and Galleon Management, L.P. Galleon Management, L.L.C., and Galleon Advisors, L.L.C. disclaim beneficial ownership of any of the securities covered in its Schedule 13G/A, except to the extent of any pecuniary interest therein.

(13)       Includes 3,417,174 shares held for the account of Windsong DB, LLC, an entity which William Sweedler holds the majority of the membership interests.  Excludes a warrant to purchase up to 1,052,152 shares of common stock at an exercise price of $0.58 per share, that is not exercisable until the 181st day following the initial issuance date of December 19, 2006, and thus not beneficially owned, as defined in Rule 13d-3(a), by Windsong.  This information is based upon a Schedule 13D filed with the SEC on December 29, 2006 and January 3, 2007.

The information required by Item 201(d) of Item 12 has previously been reported under Item 5 of the Initial Report.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Any material transaction between us and persons or entities affiliated with officers, directors or principal common stockholders of our company are on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties.  All transactions between us and related parties must be approved by our Audit Committee.

Commerce Investment Group and affiliates

We have a strategic relationship with certain of our stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, AZT International SA de CV, a Mexico corporation and wholly owned subsidiary of Azteca, or AZT, and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, we have entered into the following agreements, at various times, with Hubert Guez, Paul Guez, Azteca, AZT and/or Commerce.

The following table represents charges from the affiliated companies pursuant to our relationship with them, including our discontinued operations, as follows:

	(in thousands)
	2006	2005	2004
Continuing operations
Purchase order arrangements	$12,845	$2,560	$734
Verbal facilities arrangement	256	315	228
Discontinued operations
Supply agreement / Purchase order arrangements	16,851	60,898	67,078
Earn-out due to Sweet Sportswear	248	1,323	1,566
Verbal facilities agreement	301	724	860
Principal and interest on note payable	1,088	1,057	863
Supply and Distribution agreement	—	639	3,019

Continuing Operations - Purchase Order Arrangement

We utilize AZT as a supplier on a purchase order basis for certain of our Joe’s® denim products.  Under this arrangement, we advance the funds to purchase raw materials, which primarily includes fabric, anticipated for production of its products.  We pay AZT for the production cost less credit for the advances on raw materials.  We purchase these products from AZT in various stages of production from partial to completed finished goods.

Continuing Operations - Verbal Facilities Arrangement

Until mid-July 2006, we utilized space for our headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, we paid to Azteca a monthly fee for allocated expenses associated with our use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, we moved our headquarters and principal executive offices to nearby office and warehouse space thereby terminating our obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations — Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, our Innovo Azteca Apparel, Inc., or IAA, subsidiary acquired the Blue Concept Division of Azteca, a division which sold denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  After the expiration of the supply agreement, we continued to utilize AZT as a supplier on a purchase order basis for our AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne Designs, Inc., or Cygne, Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

Discontinued Operations - Earn-out Due to Sweet Sportswear LLC

The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5% of the gross sales solely attributable to AEO.  Under the terms of the asset purchase agreement with Cygne, Cygne assumed the future liability associated with this payment.

Discontinued Operations - Principal and Interest on Note Payable

We originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of 6% and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Under the terms of the asset purchase agreement with Cygne, Cygne assumed the remaining principal balance of the Blue Concept Note.  On May 12, 2006, pursuant to the closing of the transaction, Azteca released us from any and all remaining obligations under the Blue Concept Note and it has been reclassified as a discontinued operation liability.  Under the terms of the original asset purchase agreement, in addition to the shares previously issued, we issued on May 17, 2006 an additional 1,041,667 shares of our common stock as a result of our average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  This share issuance has been recognized in the Statement of Stockholders’ Equity.

Discontinued Operations - Craft and accessories — Supply and Distribution Agreement

In August 2000, we entered into a supply agreement and a distribution agreement for our craft products with Commerce.  In connection with the sale of the craft inventory and certain other assets of our Innovo subsidiary in May 2005, both the supply agreement and the distribution agreement were terminated.

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

The AZT balances represent the balances due as a result of our current production efforts in Mexico for our branded label apparel production.  Upon completion of the sale of our private label division to Cygne, Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that we continue to be obligated for after the completion of the transaction with Cygne.  The balance of $5,000 due to Cygne represents the amount we owe to Cygne as a result of certain chargebacks granted by Cygne on our behalf to former customers.

9000 Sunset Office Space Sublease

On March 3, 2006, our Audit Committee approved a related party transaction whereby we would be permitted to sublease, at our current rate, our executive office space to an entity owned by Suhail Rizvi, one of our directors on a month-to-month basis.  We believe that this transaction is in our best interest, as we attempt to reduce our expense associated with lease commitments.

Director Independence

Currently, the following members of our Board of Directors are considered “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

•                  Kelly Hoffman

•                  Thomas O’Riordan

•                  Suhail Rizvi

•                  Kent Savage

We do not have any past or present members serving on our Audit Committee, Compensation and Stock Option Committee and Nominating and Governance Committee that are not considered to be independent.  In addition, the following former members of our Board of Directors who served during fiscal 2006 were considered independent:  Dean Factor, Vincent Sanfilippo and Paul Robb.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended November 25, 2006 and November 26, 2005, E&Y billed the approximate fees as further described below.

Audit Fees

Fees for audit services totaled approximately $569,400 for the year ended November 25, 2006 and $696,200 for the year ended November 26, 2005, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents related to registration statements for equity issuances.

Audit-Related Fees

Fees for audit-related services totaled approximately $97,800 for the year ended November 25, 2006 and $8,700 for the year ended November 26, 2005.  Audit related services for fiscal 2006 principally included assistance with an audit and accounting consultations in connection with the disposition of assets our private label apparel division in May 2006.  Audit related services for fiscal 2005 principally included internal control requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and assistance with Audit Committee meetings and Board of Directors’ meetings.

Tax Fees

Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $95,360 for the year ended November 25, 2006 and $112,500 for the year ended November 26, 2005.

All Other Fees

There were no other fees for the years ended November 25, 2006 and November 26, 2005, respectively.

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

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2.

(a)3.        Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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
March 23, 2007