Form 10-Q
period 2007-02-24
INNOVO GROUP INC
filed 2007-04-10
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2007

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 9, 2007 was 41,177,801.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	02/24/07	11/25/06
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,328	$385
Accounts receivable, net of allowance for customer credits and returns of $753 (2007) and $469 (2006)	2,447	498
Inventories, net	7,545	6,267
Due from related parties	1,061	2,163
Prepaid expenses and other current assets	1,141	671
Total current assets	13,522	9,984

Property and equipment, net	762	837
Goodwill	20	20
Intangible assets, net	188	200
Other assets	56	56

Total assets	$14,548	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,013	$6,819
Due to factor	1,652	888
Due to related parties	149	82
Total current liabilities	7,814	7,789

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 80,000 shares authorized, 41,290 shares issued and 41,178 outstanding (2007) and 34,455 shares issued and 34,343 outstanding (2006)	4,131	3,447
Additional paid-in capital	82,678	79,763
Accumulated deficit	(77,299)	(77,126)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	6,734	3,308

Total liabilities and stockholders’ equity	$14,548	$11,097

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	02/24/07	02/25/06
	(unaudited)

Net sales	$13,814	$10,427
Cost of goods sold	8,719	8,607
Gross profit	5,095	1,820

Operating expenses
Selling, general and administrative	4,982	5,733
Depreciation and amortization	88	60
	5,070	5,793
Income (loss) from continuing operations	25	(3,973)
Interest expense	(193)	(129)
Other income	3	—
Loss from continuing operations, before taxes	(165)	(4,102)
Income taxes	8	8
Loss from continuing operations	(173)	(4,110)
Income from discontinued operations, net of tax	—	418
Net loss	$(173)	$(3,692)

Earnings (loss) per common share - Basic
Loss from continuing operations	$(0.00)	$(0.12)
Income from discontinued operations	—	0.01
Loss per common share - Basic	$(0.00)	$(0.11)

Earnings (loss) per common share - Diluted
Loss from continuing operations	$(0.00)	$(0.12)
Income from discontinued operations	—	0.01
Loss per common share - Diluted	$(0.00)	$(0.11)

Weighted average shares outstanding
Basic	39,450	33,302
Diluted	39,450	33,302

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	02/24/07	02/25/06
	(unaudited)

Cash provided by (used in) continuing activities	$(3,442)	$2,524
Cash provided by (used in) discontinued operations	—	1,113
Net cash provided by (used in) operating activities	(3,442)	3,637

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	2	—
Purchases of property and equipment	(4)	(65)
Net cash (used in) investing activities	(2)	(65)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing	764	—
Payments on factor borrowing	—	(2,607)
Proceeds from issuance of common stock	3,623	—
Net cash provided by (used in) continuing activities	4,387	(2,607)
Cash used by discontinued operations	—	(826)
Net cash provided by (used in) financing activities	4,387	(3,433)

NET CHANGE IN CASH AND CASH EQUIVALENTS	943	139

CASH AND CASH EQUIVALENTS, at beginning of period	385	560

CASH AND CASH EQUIVALENTS, at end of period	$1,328	$699

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balance, November 26, 2005	—	$—	33,414	$3,343	$78,823	$(67,833)	$(2,776)	$11,557
Net loss (unaudited)	—	—	—	—	—	(3,692)	—	(3,692)
Stock-based compensation (unaudited)	—	—	—	—	291	—	—	291

Balance, February 25, 2006 (unaudited)	—	$—	33,414	$3,343	$79,114	$(71,525)	$(2,776)	$8,156

Balance, November 25, 2006	—	$—	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net loss (unaudited)	—	—	—	—	—	(173)	—	(173)
Stock-based compensation (unaudited)	—	—	—	—	5	—	—	5
Issuance of common stock and warrants (unaudited)	—	—	6,835	684	2,910	—	—	3,594
Balance, February 24, 2007 (unaudited)	—	$—	41,290	$4,131	$82,678	$(77,299)	$(2,776)	$6,734

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three months ended February 24, 2007 and February 25, 2006 and the related footnote information have been prepared on a basis consistent with Innovo Group’s audited consolidated financial statements as of November 25, 2006 contained in Innovo Group’s Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended November 25, 2006, or collectively, the Annual Report.  Innovo Group’s operating subsidiaries include the following entities: Joe’s Jeans Inc., or Joe’s, and Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 24, 2007 are not necessarily indicative of the results anticipated for the entire year ending November 24, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.  Innovo Group has only one segment of operations - apparel.  Historically, Innovo Group operated in two segments - apparel and accessories.  As a result of the sale of assets related to certain areas of its operations, Innovo Group has reclassified and reported the following operating divisions of its various subsidiaries as “Discontinued Operations”:  (1) the craft and accessories division operated under its Innovo Inc. subsidiary, or Innovo, sold in May 2005; (2) the former headquarters in Springfield, Tennessee that were used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006; and (3) the private label apparel division operated under its IAA subsidiary and sold in May 2006.  Continuing operations include the results of Innovo Group’s branded apparel business, including certain terminated branded apparel lines, which were not separate operating divisions and thus not considered to be part of Innovo Group’s “Discontinued Operations.”  Certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation.

NOTE 2 – SEASONALITY

The market for apparel products is seasonal.  The majority of Innovo Group’s marketing and sales activities take place from late fall to early spring and the greatest volume of shipments and sales are generally made from late spring through the summer.  This time period coincides with Innovo Group’s second and third fiscal quarters and its cash flow is generally strongest in its third and fourth fiscal quarters when a significant amount of its net sales are realized as a result of shipping orders taken during earlier months.  In the second quarter in order to prepare for peak sales that occur during the second half of the year, Innovo Group builds its inventory levels, which results in higher liquidity needs compared to other quarters.  During this period, Innovo Group typically relies on its relationship with CIT Commercial Services, a unit of CIT Group, Inc., or CIT, for the sale of its account receivables and inventory advances to meet its cash flow requirements during the build up period immediately preceding the peak season.  Innovo Group’s working capital requirements during and in anticipation of its peak selling season require management to make and evaluate its estimates and judgments that affect its assets, liabilities, sales and expenses and any related contingencies.

Due to the seasonality of its business, as well as the evolution and changes in its business and product mix, Innovo Group’s quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	02/24/07	11/25/06

Finished goods	$5,163	$5,026
Work in progress	1,422	468
Raw materials	1,255	1,292
	7,840	6,786
Less allowance for obsolescence and slow moving items	(295)	(519)
	$7,545	$6,267

Innovo Group recorded charges to its inventory reserve allowance of $0 and $996,000 for the three months ended February 24, 2007 and February 25, 2006, respectively.

NOTE 4 —RELATED PARTY TRANSACTIONS

As of February 24, 2007 and November 25, 2006, Innovo Group’s related party balance consisted of amounts due (to) or due from certain related parties, as further described below, as follows:

	(in thousands)
	2/24/07	11/25/06

Commerce Investment Group and affliates	$1,061	$2,163
JD Design	(149)	(82)
Due (to) from related parties, net	$912	$2,081

Commerce Investment Group and Affiliates

Innovo Group has a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, AZT International SA de CV, or AZT, and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

The following table summarizes charges from the affiliated companies pursuant to Innovo Group’s relationship with them, including its discontinued operations, as follows:

	Three months ended
	(in thousands)
	2/24/07	2/25/06
Continuing operations
Purchase order arrangements	$5,322	$415
Verbal facilities arrangement	—	138
Discontinued operations
Supply agreement / Purchase order arrangements	—	9,480
Earn-out due to Sweet Sportswear	—	138
Verbal facilities agreement	—	181
Principal and interest on note payable	—	539

Continuing Operations - Purchase Order Arrangement

Innovo Group utilizes AZT as a supplier on a purchase order basis for certain of its Joe’s® denim products.  Under this arrangement, Innovo Group advances the funds to purchase raw materials, primarily fabric, anticipated for production of its products.  Innovo Group pays AZT for the production cost less credit for the advances on raw materials.  Innovo Group purchases these products from AZT in various stages of production from partial to completed finished goods.

Continuing Operations - Verbal Facilities Arrangement

Until mid-July 2006, Innovo Group utilized space for its headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, Innovo Group paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, Innovo Group moved its headquarters and principal executive offices to nearby office and warehouse space, thereby terminating its obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations — Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  After the expiration of the supply agreement, Innovo Group continued to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne e Designs, Inc., or Cygne, as discussed in “Note 5 — Discontinued Operations,” Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

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

Aggregate balances by entities

As of February 24, 2007 and November 25, 2006, respectively, the balances due (to) or from these related parties and certain of their affiliates are as follows:

	(in thousands)
	2/24/07	11/25/06

AZT International SA de CV	$3,892	$4,994
Commerce Investment Group	(2,822)	(2,822)
Sweet Sportswear, LLC	(4)	(4)
Cygne Design Inc.	(5)	(5)
	$1,061	$2,163

The AZT balances represent the balances due as a result of Innovo Group’s current production efforts in Mexico for our branded label apparel production.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in “Note 5 — Discontinued Operations,” Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that Innovo Group continues to be obligated for after the completion of the transaction with Cygne.  The net balance of $5,000 due to Cygne represents the amount Innovo Group owes to Cygne as a result of certain chargebacks granted by Cygne on Innovo Group’s behalf to former customers.

Joe’s Jeans License

On February 7, 2001, Innovo Group acquired a license for the rights to the Joe’s label from JD Design, LLC, or JD Design, along with the right to market the previously designed product line and existing sales orders, in exchange for 500,000 shares of Innovo Group’s common stock and a warrant contingent on certain sales and gross margins which were not met and therefore, not eligible for exercise.  In December 2006, JD Design transferred, through a merger, all of its assets to JD Holdings, Inc., or JD Holdings.  For purposes of this Quarterly Report on Form 10-Q, any previous transactions with JD Design will utilize the name JD Holdings as its successor.

Additionally, Joe Dahan, the designer of the Joe’s line and sole stockholder of JD Holdings, joined Innovo Group as President of its wholly owned subsidiary, Joe’s Jeans, Inc.  Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  This option was exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales of its licensed products to JD Holdings.  In October 2005, Innovo Group granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products.  In addition, Innovo Group had a verbal arrangement to pay JD Holdings a design fee of 3% of net sales for assistance related to designs for its indie™ products, the line of business that Innovo Group exited in early 2006.  See “Note 13 — JD Holdings Transaction” for a further discussion about a subsequent transaction between Innovo Group and JD Holdings.

For the three months ended February 24, 2007 and February 25, 2006, the following table sets forth royalties, fees and income related to JD Holdings.

	Three months ended
	(in thousands)
	2/24/07	2/25/06
Expense (income):
Joe’s Jeans royalty expense	$395	$302
indie Design fee	—	15
Children’s license, royalty income	—	(15)

NOTE 5 – DISCONTINUED OPERATIONS

Beginning in fiscal 2004, Innovo Group classified certain of its operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and the remaining assets of its craft and accessory business segment conducted through its Innovo Inc. subsidiary were both first classified as a discontinued operations.  On May 17, 2005, Innovo Group’s Innovo subsidiary completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Innovo Group’s Leaseall Management subsidiary completed the sale of each of the four separate buildings that served as its former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. Innovo Group also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, Innovo Group received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of February 24, 2007, $4,000 of the promissory note has been included on its balance sheet under “Other current assets” and $46,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

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

Under the asset purchase agreement for the private label division entered into with Cygne the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  Innovo Group also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.  The following table sets forth a summary of the assumption of the liabilities in the transaction less the net book value of the private label assets and Innovo Group’s resulting loss on the sale of these private label assets recorded during the second quarter of fiscal 2006 (in thousands):

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

As of February 24, 2007 and as of November 25, 2006, respectively, there were no assets and liabilities of the discontinued operations that were presented in the consolidated balance sheets.

The following is a summary of loss and other information of the discontinued operations for the three months ended February 25, 2006.  There was no loss and other information of the discontinued operations for the three months ended February 24, 2007.

	(in thousands)
	Private Label		Leaseall
	Business	Innovo, Inc.	Management	Total

Three months ended February 25, 2006
Net sales	$11,502	$—	$—	$11,502
Pre-tax income (loss) from operations	452	1	(35)	418
Income taxes	—	—	—	—
Discontinued operations, net of tax	$452	$1	$(35)	$418

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 6 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE (TO) FACTOR

Accounts receivable, inventory advances and due to factor consist of the following (in thousands):

	02/24/07	11/25/06

Non-recourse receivables assigned to factor	$6,108	$7,354
Recourse receivables assigned to factor	1,612	2,717
Total receivables assigned to factor	7,720	10,071
Allowance for customer credits and doubtful accounts	(806)	(821)
Net advances from factor	(8,566)	(10,138)
Due to factor	$(1,652)	$(888)

Non-factored accounts receivable	3,200	967
Allowance for customer credits and doubtful accounts	(753)	(469)
Accounts receivable and due from factor, net of allowance	$2,447	$498

As of February 24, 2007 and November 25, 2006, there were $1,612,000 and $2,717,000, respectively, of client recourse receivables, including advances under its inventory security agreement, sold to or advanced by factor.  Innovo Group bears the risk of payment in the event of non-payment by the customers for the client recourse receivables sold to factor.

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT.  Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively with the factoring agreements referred to as the Factoring Facilities.  These Factoring Facilities give Innovo Group the ability to obtain cash by selling to CIT certain of its accounts receivable for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  The Factoring Facilities also allow Innovo Group to obtain advances for up to 50% of the value of certain eligible inventory.  Innovo Group currently obtains funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $2,700,000 of maximum availability.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Innovo Group pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, Innovo Group’s Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000. This personal guarantee by Mr. Furrow has contributed to Innovo Group’s ability to obtain cash under its existing Factoring Facilities.  In addition, in October 2006, JD Holdings granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow Innovo Group to obtain additional advances under its inventory security agreement.  In connection with this security interest and guaranty, Innovo Group entered into an agreement with JD Holdings to provide protection to JD Holdings through the potential issuance of a maximum of 6,834,347 shares of its common stock as collateral for the non-recourse guaranty and security interest granted to CIT.

As of February 24, 2007, Innovo Group’s availability with CIT was approximately $185,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.  With the sale and cessation of operations for certain divisions and business lines, Innovo Group is primarily utilizing the Factoring Facilities of its Joe’s Jeans subsidiary; however, certain of its other subsidiary Factoring Facilities have limited activity.

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

The factoring rate that Innovo Group pays to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which Innovo Group bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25% plus the Chase prime rate.  As of February 24, 2007, the Chase prime rate was 8.25%.

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

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	02/24/07	02/25/06

Basic Earnings per share Computation:
Numerator:
Loss from continuing operations	$(173)	$(4,110)
Income from discontinued operations	—	418
Net loss	$(173)	$(3,692)

Denominator:
Weighted average common shares outstanding	39,450	33,302

Loss per Common Share - Basic
Loss from continuing operations	$(0.00)	$(0.12)
Income from discontinued operations	—	0.01
Net loss	$(0.00)	$(0.11)

Diluted Earnings per share Computation:
Numerator:
Loss from continuing operations	$(173)	$(4,110)
Income from discontinued operations	—	418
Net loss	$(173)	$(3,692)

Denominator:
Weighted average common shares outstanding	39,450	33,302
Effect of dilutive securities:
Options and warrants	—	—
Convertible notes	—	—
Dilutive potential common shares	39,450	33,302

Loss per Common Share - Dilutive
Loss from continuing operations	$(0.00)	$(0.12)
Income from discontinued operations	—	0.01
Net loss	$(0.00)	$(0.11)

Potentially dilutive convertible notes, options and warrants in the aggregate of 7,045,933 and 4,902,296 on February 24, 2007 and February 25, 2006, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

NOTE 8 –INCOME TAXES

Innovo Group’s income tax expense represents estimated state income and franchise tax expense.  For the three months ended February 24, 2007, Innovo Group recorded $8,000 of income tax expense.  For fiscal 2007 and 2006, the effective tax rate differed from the statutory rate primarily as a result of the accrual for state taxes and the recording of a valuation allowance which fully offset the benefit of the losses for the period.

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

In December 2006, Innovo Group issued 6,834,347 shares of its common stock at a purchase price of $0.53 per share, two warrants to purchase up to 2,050,304 shares of common stock each with an exercise price of $0.58 per share and one warrant to purchase up to 125,000 shares of common stock with an exercise price of $0.66 per share in a private placement transaction.  See “Note 11- Private Placement Transaction” for a further discussion of this equity financing transaction.

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable.  In December 2006, in connection with the equity financing private placement transaction, Innovo Group issued two warrants to purchase up to 2,050,304 common stock each with an exercise price of $0.58 per share and one warrant to purchase up to 125,000 shares of common stock with an exercise price of $0.66 per share.  See “Note 11- Private Placement Transaction” for a further discussion of this equity financing transaction.  As of February 24, 2007, outstanding common stock warrants are as follows:

Exercise
price	Shares	Issued	Expiration

$ 4.50	200,000	June 2003	June 2008
$ 3.62	17,500	August 2003	August 2008
$ 4.00	373,333	November 2003	November 2008
$ 1.53	125,000	June 2004	June 2009
$ 2.28	62,500	October 2004	October 2009
$ 0.58	2,050,304	December 2006	December 2011
$ 0.66	125,000	December 2006	December 2011
	2,953,637

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  On May 12, 2006, 1,050,000 options were forfeited by employees under the 2000 Employee Plan.  As of February 24, 2007, options to purchase up to 200,000 remained outstanding under the 2000 Employee Plan.  These options will expire, if unexercised, on December 11, 2007.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expire ten years after the date of grant.  The exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.  As of February 24, 2007, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.  These options expire, if unexercised, on dates ranging from 2010 to 2013.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance to 4,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group as well as a provision that allows forfeited or unexercised options that have expired to be available again for future issuance.  During the second quarter of fiscal 2006, Innovo Group granted options to purchase up to 1,500,000 shares of its common stock to its directors and employees pursuant to the 2004 Stock Incentive Plan.  In May 2006, Innovo Group’s Compensation Committee of its Board of Directors approved a direct amendment under the terms of the 2004 Stock Incentive Plan to reduce the exercise price for certain previously granted options for certain participants to $1.02, which was the closing price on May 12, 2006.  In addition, two employees forfeited previous option grants to purchase 1,050,000 shares of common stock pursuant to the 2000 Employee Stock Incentive Plan in exchange for a grant of new options pursuant to the 2004 Stock Incentive Plan.  As of February 24, 2007, 377,256 shares remain available for issuance under the 2004 Incentive Plan.

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

The following summarizes option grants to members of the Board of Directors for the fiscal years 2002 through first quarter of 2007 (in actual amounts):

	Number of	Exercise
	options	price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows (in actual amounts):

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Options	price	Life (Years)	Value

Outstanding at November 25, 2006	4,092,296	$1.68
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at February 24, 2007	4,092,296	$1.68	7.8	$174,841

Exercisable and vested at February 24, 2007	3,973,546	$1.72	7.7	$101,216

Weighted average per option fair value of options granted during the year		N/A

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Options	price	Life (Years)	Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at February 25, 2006	4,123,963	$2.91	8.0	$59,487

Exercisable and vested at February 25, 2006	4,040,630	$2.94	8.0	$59,487

Weighted average per option fair value of options granted during the year		N/A

Exercise prices for options outstanding as of February 24, 2007 are as follows:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining	Number of	Remaining
	Number of	Contractual	options	Contractual
Exercise Price	shares	Life	vested	Life

$0.39 - $0.40	252,564	7.2	133,814	5.2
$1.00 - $1.02	2,515,000	8.4	2,515,000	8.4
$1.27 - $1.30	60,982	6.0	60,982	6.0
$1.58 - $1.63	613,750	7.5	613,750	7.5
$2.40	200,000	0.8	200,000	0.8
$5.91	450,000	8.3	450,000	8.3
	4,092,296	7.8	3,973,546	7.7

The following table summarizes the stock option activity by plan.

	Total	2004	2000	2000
	Number of	Incentive	Employee	Director
	Shares	Plan	Plan	Plan

Outstanding at November 25, 2006	4,092,296	3,688,750	200,000	203,546
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / Cancelled	—	—	—	—
Outstanding at February 24, 2007	4,092,296	3,688,750	200,000	203,546

Exercisable at February 24, 2007	3,973,546	3,570,000	200,000	203,546

The total fair values of options vested at February 24, 2007 and February 25, 2006 were $4,845 and $77,017, respectively.  The aggregate intrinsic value of options vested at February 24, 2007 was $101,216.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Engagement of Piper Jaffray & Co.

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group.  Under the terms of the agreement, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which may be credited against a Transaction Fee (as defined in the Agreement), if any.  In the event that Innovo Group does not consummate a transaction or terminates the agreement early, Innovo Group is obligated to pay to Piper a termination fee of

$200,000, in addition to the retainer fee previously paid.  This amount represents Innovo Group’s minimum commitment under the agreement.  Innovo Group is not required to pay any Transaction Fee for the sale of its indie™ product line or the private label business.  If a transaction is entered into during the term of the agreement or within a year after termination, then Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value.  Either party may terminate the agreement with or without cause upon ten (10) days advanced written notice to the other party.  The agreement automatically terminated on February 24, 2007.  Innovo Group amortized the $200,000 termination fee over the twelve month period of the expected life of the contract during which services were performed.

JD Holdings Collateral Protection Agreement

On October 13, 2006, JD Holdings granted a security interest in and to the Joe’s brand to CIT.  This grant by JD Holdings was for the purpose of providing CIT additional collateral under Innovo Group’s current factoring and inventory security agreements to allow Innovo Group to obtain additional working capital.  Because JD Holdings entered into the agreements with CIT, CIT agreed to increase the maximum availability advanced on inventory to Innovo Group at CIT’s discretion.

In exchange for JD Holdings agreeing to provide this grant of a security interest to CIT, Innovo Group entered into a Collateral Protection Agreement, or CPA, with JD Holdings to provide additional consideration to JD Holdings in the event that the guaranty is called upon or CIT enforces its security interest in the collateral.  The CPA, as amended, states that in the event (i) there is a default by Innovo Group under its Factoring Facilities which remains uncured for a period of thirty (30) days from written notice by CIT, (ii) demand is made to JD Holdings by CIT under the guaranty and demand is not withdrawn within 10 days of the date of receipt of such demand by JD Holdings, (iii) CIT commences an action to enforce its security interest in the collateral, (iv) there is a materially false, misleading, erroneous or incorrect representation or warranty made by Innovo Group under or in connection with the CPA; or (v) Innovo Group fails to perform or observe any term, covenant or undertaking in the CPA, or collectively, an Event of Default, then Innovo Group will be obligated to issue shares of its common stock to JD Holdings as consideration for JD Holdings satisfying its obligations to CIT.  Innovo Group reserved 6,834,347 shares as the maximum number of shares that could potentially be issued under the CPA, or the Default Reserve, which represents 19.9% of its total shares outstanding, even though, after the amendment, the maximum number of shares that may be issued would be less.  If an Event of Default occurs, then the amount of shares to be issued would be calculated by dividing the amount owed by Innovo Group to CIT (not to exceed $2,000,000) by the greater of (i) $0.52 or (ii) the closing price of the Company’s shares of common stock as reported by Nasdaq on the date that JD Holdings fulfills its obligations to CIT.

The CPA further provides for additional consideration to be paid to JD Holdings in certain instances, such as failure by Innovo Group to obtain CIT’s consent to terminate the agreements with JD Holdings by April 13, 2007.  In the event that the agreements are not terminated by this date, Innovo Group will be obligated to issue to JD Holdings 200,000 shares of its common stock.  Additionally, if on April 13, 2008, the agreements with JD Holdings are still in effect, then Innovo Group will be required to pay to JD Holdings $25,000 for each quarterly period that the documents remain in effect.  If one or both of these additional distributions are made, JD Holdings will still be entitled to the default shares in the amount and instances described above.  However, if the 200,000 shares are issued, the Default Reserve will be reduced by 200,000.

Innovo Group believes that the possibility of event of default is remote and therefore, an estimate for the contingent liability associated with this CPA cannot be determined at this time.  Further, if an event of default were to occur, the exact amount of the liability would be determined at that time and based upon the amount of the default, not to exceed $2,000,000.

NOTE 11 – PRIVATE PLACEMENT TRANSACTION

In December 2006, Innovo Group consummated a private placement of its common stock and warrants to purchase common stock to two “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  The proceeds from the transaction were used for general working capital purposes.  The transaction raised gross proceeds of approximately $3,623,000 initially and approximately $4,811,000 assuming the full exercise of all of the warrants issued in connection with the private placement.

Innovo Group issued 6,834,347 shares at a purchase price of $0.53 per share and warrants to purchase an additional 2,050,304 shares of common stock to these investors at an exercise price of $0.58 per share.  In addition, on December 26, 2006, Innovo Group issued an additional 125,000 warrants with an exercise price of $0.66 per share to an individual, also an accredited investor, in exchange for introducing one of the investors to the company.

Each of the warrants issued includes a cashless exercise option, pursuant to which the holder can exercise the warrant without paying the exercise price in cash.  If the holder elects to use this cashless exercise option, it will receive a fewer number of our shares than it would have received if the exercise price were paid in cash.  The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the warrant.  The warrants issued in connection with the private placement have a term of five years and are first exercisable on June 18, 2007 and June 25, 2007, respectively.

Innovo Group used the Black-Sholes pricing model to determine the fair value of each of the warrants granted in connection with this transaction.  Innovo Group determined the fair value of the warrants at the date of grant using the Black-Sholes option pricing model based on the market value of the underlying common stock, a volatility rate of 82.80% and 82.84%, respectively, based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 4.56% and an expected life of 5 years.  The aggregate fair value of $56,000 of the 125,000 warrants issued was treated as a deal cost. In addition, Innovo Group incurred $29,000 in other transaction costs through February 24, 2007.  All transaction costs to date have been charged against the gross proceeds and the net proceeds of $3,594,000 were allocated to the common stock and warrants based upon fair values.

NOTE 12 - DISSOLUTION OF MASTER DISTRIBUTION AGREEMENT

On February 1, 2007, Innovo Group and its international distributor, Beyond Blue Inc., or BBI, mutually agreed to dissolve the master distribution agreement pursuant to which BBI distributed Innovo Group’s Joe’s® products internationally.  Under the terms of the dissolution, Innovo Group has been assigned the rights associated with the sub-distributors in various countries.  The parties have each reserved certain rights under the master agreement in an effort to resolve outstanding issues related to each party’s obligations.

NOTE 13 - JD HOLDINGS TRANSACTION

On February 6, 2007, Innovo Group entered into a merger agreement with JD Holdings, the successor in interest to JD Design.  In exchange for the right to the Joe’s® brand and subject to approval by its stockholders, Innovo Group expects to issue to JD Holdings 14,000,000 shares of its common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the sole stockholder of JD Holdings.  In the event that the merger is approved, the license agreement will terminate and Innovo Group will own all rights, title to and interest in the brand and the marks.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, including our Amendment No. 1 to our Annual Report of Form 10-K/A for the year ended November 25, 2006, or collectively, the Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three month periods ended February 24, 2007 and February 25, 2006, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three month periods ended February 24, 2007 and February 25, 2006.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

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

During fiscal 2004 and 2005, we launched and terminated several branded apparel lines which were sources of revenue for us during certain points, such as Fetish™, Shago®, Betsey Johnson® and indie™.  In May 2005, we sold certain assets related to our craft and accessory segment of operations and in May 2006, we sold certain assets of our private label business.  Both have subsequently been classified as part of our discontinued operations.  As a result, our continuing operations for fiscal 2006 include net sales of our Joe’s Jean® brand, as well as net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  They continue to be reflected in our overall net sales for prior periods presented even though there are no sales to report or to compare our results of operations for fiscal 2007.  As a result of disposition of assets and termination of various branded apparel lines, our current and future business differs from our past operations.  Results of operations related to our Joe’s® brand is the only consistent item through all periods presented.

In December 2006, we raised approximately $3,623,000 through a private placement of common stock and warrants to purchase common stock to certain accredited investors.  In connection with the transaction, we issued 6,834,347 shares of our common stock at a purchase price of $0.53 per share and 2,050,304 warrants to purchase shares of our common stock with an exercise price of $0.58 per share to the investors.  We also issued 125,000 warrants to purchase shares of our common stock with an exercise price of $0.66 per share to a consultant in exchange for introducing the investors to us.  The warrants are not exercisable for six months and contain a cashless exercise provision.

In addition, in the first quarter of fiscal 2007, we entered into a series of transactions to solidify our focus on our Joe’s® branded apparel line.  In February 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we license the Joe’s® brand.  The merger is subject to the approval of our stockholders, but in the event that it is approved, we would own all right, title and interest to the Joe’s® brand and marks.  In exchange for all of the rights to the Joe’s® brand and subject to approval by our stockholders, we will issue to JD Holdings 14,000,000 shares of our common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the principal designer of the Joe’s brand and sole stockholder of JD Holdings.  This merger, if approved, would allow us the unrestricted right to control the direction of the brand and our company, including licensing opportunities and give us reassurance that no license-related issues could potentially hamper our operations.  For purposes of this Quarterly Report on Form 10-Q, any previous transactions JD Design will utilize the name JD Holdings as its successor.

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

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(dollar values in thousands)

	02/24/07	02/25/06	$ Change	% Change

Net sales	$13,814	$10,427	$3,387	32%
Cost of goods sold	8,719	8,607	112	1%
Gross profit	5,095	1,820	3,275	180%
Gross margin	37%	17%

Selling, general & administrative	4,982	5,733	(751)	(13)%
Depreciation & amortization	88	60	28	47%
Income (loss) from continuing operations	25	(3,973)	3,998	(101)%

Interest expense	(193)	(129)	(64)	(50)%
Other income	3	—	3	100)%
Loss from continuing operations, before taxes	(165)	(4,102)	3,937	(96)%

Income taxes	8	8	—	—
Loss from continuing operations	(173)	(4,110)	3,937	(96)%

Income from discontinued operations, net of tax	—	418	(418)	100%

Net loss	$(173)	$(3,692)	$3,519	(95)%

Comparison of Three Months Ended February 24, 2007 to Three Months Ended February 25, 2006

Three Months Ended February 24, 2007 Overview

For the three months ended February 24, 2007, or the first quarter of fiscal 2007, our net sales increased to $13,814,000 from $10,427,000 for the three months ended February 25, 2006, or the first quarter fiscal 2006, a 32% increase.  Our loss from continuing operations decreased to $173,000 for the first quarter of fiscal 2007 compared to a loss from continuing operations of $4,110,000 for the first quarter of fiscal 2006.

The primary reasons for the decrease in our loss from continuing operations from the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 were the following:

•                  a 37% growth in our net sales for our Joe’s® branded apparel products;

•                  a 75% improvement in our gross profit for our Joe’s® branded apparel products and corresponding improvement in gross margins; and

•                  a 13% reduction in our selling, general and administrative expenses partially due to a lower headcount, decreased advertising, sample, severance and stock-based compensation related expenses.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Three months ended
	(dollar values in thousands)
				%
	02/24/07	02/25/06	Change	Change
Net Sales
Joe’s Jeans	$13,814	$10,087	$3,727	37%
Other branded	—	340	(340)	(100)%
	13,814	10,427	3,387	32%

Gross Profit
Joe’s Jeans	$5,095	$2,912	$2,183	75%
Other branded	—	(1,092)	1,092	(100)%
	5,095	1,820	3,275	180%

Gross Margin
Joe’s Jeans	37%	29%
Other branded	—	(321)%
Overall	37%	17%

Net Sales

Our net sales increased to $13,814,000 for the first quarter of fiscal 2007 from $10,427,000 for the first quarter of fiscal 2007, a 32% increase.

Joe’s Jeans®

Our net sales of our Joe’s branded apparel increased to $13,814,000 for the first quarter of fiscal 2007 from $10,087,000 for the first quarter of fiscal 2006, a 37% increase.  This increase can be attributed to a continued strong demand for denim apparel products in the marketplace coupled with brand acceptance for our Joe’s® products in the premium denim market and growth in our men’s line.  As a result of increased brand acceptance and awareness of our Joe’s® products, in the first quarter of fiscal 2007, we continued to experience growth in the number of department store “doors” carrying our products, as well as increases in the average inventory per door as we increased the number of retailers participating in our replenishment program for our core basic styles offered continuously throughout the year.  We experienced growth in sales volume from both retail and specialty stores carrying our products.

Domestic sales increased to $13,062,000 in the first quarter of fiscal 2007 from $9,428,000 in the first quarter of fiscal 2006, or a 39% increase.  International net sales of our Joe’s Jeans® products increased to $752,000 in the first quarter of fiscal 2007 from $653,000 in the first quarter of fiscal 2006, or a 15% increase.  We are continuing to evaluate our options with respect to our international business to create a strategy to improve and grow our international sales after the termination of our master international sales and distribution agreement in February 2007.  Since the termination of the agreement, we have continued to sell to our international customers on a purchase order basis.

Other Branded Apparel

We did not have any net sales of other branded apparel for first quarter of fiscal 2007 compared to net sales for the first quarter of fiscal 2006 of $340,000.  Our net sales of other branded label products in the first quarter of fiscal 2006 consisted of indie™ and Betsey Johnson® products, which we decided to terminate and cease operations of during fiscal 2006.  During the fourth quarter of fiscal 2006, we sold all remaining inventory related to these other branded apparel lines.

Gross Profit

Our gross profit increased to $5,095,000 for the first quarter of fiscal 2007 from $1,820,000 for the first quarter of fiscal 2006, a 180% increase.  Our overall gross margin increased to 37% for the first quarter of fiscal 2007 from 17% for the first quarter of fiscal 2006, a 20 percentage point increase.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $5,095,000 for the first quarter of fiscal 2007 from a gross profit of $2,912,000 for the first quarter of fiscal 2006, a 75% increase.  Our gross margin percentage for our Joe’s Jeans® brand increased to 37% for the first quarter of fiscal 2007 from 29% for the first quarter of fiscal 2006, an 8 percentage point increase.

The increase in our Joe’s Jeans® branded apparel gross profit and gross margin percentage was primarily because in the first quarter of fiscal 2006, we had $2,562,000 of sales sold at a discount with little or no gross margins in order to reduce higher than expected levels of inventory that we did not have in the first quarter of fiscal 2007.

Other Branded Apparel

We did not have any gross profit for our other branded apparel for the first quarter of fiscal 2007 compared to a gross profit of a negative $1,092,000 for the first quarter of fiscal 2006.  Due to our decision to terminate and cease operations of our other branded apparel lines during fiscal 2006, in the first quarter of fiscal 2006, we recorded a write down of approximately $1,139,000 related to existing inventory and commitments for our indie™ branded apparel line that negatively affected our gross margins for that period.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses decreased to $4,982,000 for the first quarter of fiscal 2007 from $5,733,000 for the first quarter of fiscal 2006, a 13% decrease.

The SG&A decrease in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is largely a result of the following factors: (i) a decrease of $589,000 related to employee and related expenses due to a reduction in headcount from first quarter of fiscal 2006 to first quarter of fiscal 2007; (ii) a decrease of $184,000 in advertising expenses as a result of the expiration of certain advertising commitments and a decision to re-evaluate these expenses before entering into new commitments; (iii) a decrease of $101,000 for sample related expenses due to timing of these expenses; (iv) a decrease of $400,000 in severance expense for the termination of our former CEO in the first quarter of fiscal 2006 that we did not have in the first quarter of fiscal 2007; and (vi) a decrease of $285,000 in stock-based compensation expense in the first quarter of fiscal 2006 that we did not have in the first quarter of fiscal 2007 primarily related to the termination of our former CEO.  The decreases in our SG&A expenses were partially offset by (i) an increase of $318,000 in commission expense associated with the increase in our net sales during the first quarter of fiscal 2007; (ii) an increase of $106,000 in facilities and distribution expenses during the first quarter of fiscal 2007 associated with entering into a full service outsourcing agreement for warehousing, picking, packing and shipping our products that we began operating under in July 2006; and (iii) an increase of $293,000 in other fees associated with estimates for bad debt reserves.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $88,000 for the first quarter of fiscal 2007 from $60,000 for the first quarter of fiscal 2006, a 47% increase.  The increase was primarily attributable to depreciation associated with our purchase of property and equipment subsequent to the first quarter of fiscal 2006, which included tradeshow booths and related improvements, sewing machines and other equipment for sample production, certain leasehold improvements to support our move in July 2006 to the shared facility, computers and office equipment.

Interest Expense

Our combined interest expense increased to $193,000 for the first quarter of fiscal 2007 from $129,000 for the first quarter of fiscal 2006, a 50% increase.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Loss from Continuing Operations

We generated a loss from continuing operations of $173,000 for the first quarter of fiscal 2007 compared to a loss from continuing operations of $4,110,000 for the first quarter of fiscal 2006.  The decrease in our loss from continuing operations for our first quarter of fiscal 2007 compared to our first quarter of fiscal 2006 is largely the result of the following factors:

•                  a 37% growth in our net sales for our Joe’s® branded apparel products;

•                  a 75% improvement in our gross profit for our Joe’s® branded apparel products and corresponding improvement in gross margins; and

•                  a 13% reduction in our selling, general and administrative expenses partially due to a lower headcount, decreased advertising, sample, severance and stock-based compensation related expenses.

Discontinued Operations

Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed an auction of each of the four separate buildings that served as our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. We also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of February 24, 2007, $4,000 of the promissory note has been included on our balance sheet under “Other current assets” and $46,000 of the promissory note has been included under non-current “Other assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

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

Under the asset purchase agreement for the private label division entered into with Cygne Designs, Inc., or Cygne, the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  We also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.  The following table sets forth a summary of the assumption of the liabilities in the transaction less the net book value of the private label assets and our resulting loss on the sale of these private label assets recorded during the second quarter of fiscal 2006 (in thousands):

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

The following is a summary of loss and other information of the discontinued operations for the three months ended February 25, 2006.  There was no loss and other information of the discontinued operations for the three months ended February 24, 2007.

	(in thousands)
	Private Label		Leaseall
	Business	Innovo, Inc.	Management	Total

Three months ended February 25, 2006
Net sales	$11,502	$—	$—	$11,502
Pre-tax income (loss) from operations	452	1	(35)	418
Income taxes	—	—	—	—
Discontinued operations, net of tax	$452	$1	$(35)	$418

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) sales from accounts receivable factoring facilities and advances against inventory; (ii) trade payable credits from vendors and related parties; and (iii) proceeds from an equity financing conducted in December 2006.  Cash used in continuing operating activities was $3,442,000 for the first quarter of fiscal 2007 compared to $3,637,000 of cash provided by continuing operations for the first quarter of fiscal 2006.  During the period, we used cash in continuing operating activities to purchase inventory and reduce the amounts owed under our factoring credit facilities.  Our cash balance was $1,328,000 as of February 24, 2007.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs.  From time to time, we have conducted equity financings through private placements and obtained increases in the funds available from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties.  In December 2006, we conducted an equity financing through a private placement and received approximately $3,623,000 in gross proceeds.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and finance extensions of our trade credit to our customers.  For fiscal 2007, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based agreements with CIT; (ii) utilizing the proceeds from our equity financing in December 2006; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels and operating expenses; and (v) increasing collection efforts on existing accounts receivable.

One of our primary methods to obtain the cash necessary for operating needs is through the sale of our accounts receivable pursuant to our factoring agreements and advances under our inventory security agreements, or the Factoring Facilities, with CIT.  These Factoring Facilities give us the ability to obtain cash by selling to CIT certain of our accounts receivable for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer.

The Factoring Facilities also allow us to obtain advances for up to 50% of the value of certain eligible inventory.  We currently obtain funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $2,700,000 of maximum availability.  CIT has the discretion to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities at any time.  To provide further assurance to CIT to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations and in November 2004, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000.  This personal guarantee by Mr. Furrow has contributed to our ability to obtain cash under our existing Factoring Facilities.  In addition, in October 2006, JD Holdings granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow us to obtain additional advances under our inventory security agreement.  In connection with the security interest and guaranty, we entered into an agreement with JD Holdings to provide protection to JD Holdings through the potential issuance of up to 3,846,154 shares of our common stock as collateral for the non-recourse guaranty and security interest granted to CIT.  The exact amount of shares to be issued depends on the amount of the default and the lowest price the shares can be issued at is $0.52.  See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 6 – Account Receivables, Inventory Advances and Due (to) Factor” and “Note 10 – Commitments and Contingencies” for further discussion of our Factoring Facilities with CIT and the Collateral Protection Agreement with JD Holdings.

As of February 24, 2007, the amount of funds available with CIT was approximately $185,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

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

As of February 24, 2007, we had $7,720,000 of factored receivables with CIT and a loan balance of $846,000 for inventory advances, resulting in a net loan balance of $8,566,000 with CIT.  We had three letters of credit in the amount of $85,000 as of February 24, 2007.

Based on our cash on hand, the expected availability under our CIT Factoring Facilities, and the funds received from our equity financing in December 2006, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2007.  Management further believes that our overall losses are being eliminated or reduced in a manner that will allow working capital to be used for the projected growth for our operations and Joe’s® brand.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 – Summary of Significant Accounting Policies” included in our previously filed Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable and Due from Factor and Allowance for Customer Credits and Returns

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

The balance in the allowance for customer credits and returns for accounts receivable was $753,000 and $469,000 for the periods ended February 24, 2007 and November 25, 2006, respectively.

Inventories

We periodically evaluate the composition of our inventories, assessing slow-turning, ongoing product as well as product from prior seasons.  Market value of distressed inventory is valued based on historical sales trends on our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory.  Significant changes in market values could cause us to record additional inventory markdowns.

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

For fiscal 2006 and fiscal 2007 year-to-date, we did not recognize any impairment related to our one remaining long-lived asset group.

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.  Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income.  We routinely monitor the potential impact of these situations.  Based on management’s assessment, there has been no reduction of the valuation allowance other than to the extent net operating losses offset current year net income, if any, in the applicable period.

Contingencies

We account for contingencies in accordance with Statement of Financial Accounting Standards, or SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires management to use judgment.  Many of these legal and tax contingencies can take years to be resolved.  Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.  Management believes that the accruals for these matters are adequate.  Should events or circumstances change, we may have to record additional accruals.

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS 123R, “Share Based Payment” on November 27, 2005.  We elected the modified prospective method where prior periods are not revised for comparative purposes.  Under the fair value recognition provisions of SFAS 123R, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period.  We use the Black-Sholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions.  The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables.  These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield.  We estimate the expected life of the option by calculating the average term based upon historical experience.  We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period.  We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options.  We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero.  If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future.  At this time, we believe that our current method for accounting for stock based compensation is reasonable.  However, SFAS 123R guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement.  See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Stock-Based Compensation” and “Note 12 – Stockholders’ Equity – Stock Option Plans” for additional discussion of SFAS 123R contained in our Annual Report.

Recent Accounting Pronouncements

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

Item 3.                Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to certain market risks arising from transactions in the normal course of our business.  Such risk is principally associated with interest rate and changes in our credit standing.

Interest Rate Risk

Because our obligations under our receivable and inventory agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates.  A 1% increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

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

Item 4.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 24, 2007, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, or 1934 Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of ensuring that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the 1934 Act is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the course of our first quarter review process, we noted certain errors related to (1) improper accounting for inventory as finished goods when actually part of work in progress, or WIP; and (ii) the improper application of our methodology for accounting for estimates related to subsequent returns reserves and finished goods inventory.  These errors resulted in adjustments to the financial statements during the review process.  Because these errors were not identified and prevented during the internal review process or detected during the corresponding control over financial reporting by management, we concluded that these control deficiencies constituted a material weakness.  Notwithstanding such ineffectiveness, our Chief Executive Officer and Chief Financial Officer and the company believe that all necessary steps have been taken to ensure the accuracy and completeness of the information presented in this periodic report.

Our Chief Executive Officer and Chief Financial Officer has concluded, based on our evaluation of our disclosure controls and procedures and the identification of the material weaknesses discussed above, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act are not effective at the reasonable assurance level as of February 24, 2007.

With respect to the material weakness related to improper accounting for inventory WIP, we have reviewed the error and noted the proper report to use in the future to ensure accurate accounting.  In addition, this error resulted from other clerical errors that we believe we can overcome through additional training, oversight and review.

With respect to the material weaknesses related to the improper application of our methodology for accounting for estimates related to subsequent return reserves and finished goods inventory, we have reviewed the application of the methodology and will continue to take the following steps to prevent future similar errors: (i) implement additional training with the appropriate employees that are responsible for preparing this estimate, and (ii) conduct oversight and review at the controller level.

In both instances, management will continue to oversee and review the necessary workpapers in accordance with the proper control procedures to prevent future similar errors.  In addition, we are in the process of conducting a search for qualified personnel to fill two open positions at the staff level and an open position at the controller level in the accounting department.  In the interim, we have hired temporary consultants to assist us with day to day operational activities necessary to ensure that the proper procedures and controls are followed.  We believe that the implementation of the above remedial actions will effectively remediate the material weaknesses.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the first quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The remediation steps described above did not result in any changes to our internal control over financial reporting, just additional training, oversight and review related to the appropriate controls.

Item 4T.            Controls and Procedures.

Not Applicable.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings.

We are a party to lawsuits and other contingencies in the ordinary course of our business.  We do not believe that it is probable that the outcome of any individual action would have an adverse effect in the aggregate on our financial condition.  We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on our financial condition.

Item 1A.           Risk Factors

There are no material changes from the risk factors previously disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended November 25, 2006.

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

Item 6.              Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
2.1	Agreement and Plan of Merger dated February 6, 2007 by and among Innovo Group Inc., Joe’s Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Filed herewith

4.1	Form of Securities Purchase Agreement dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

4.2	Form of Common Stock Purchase Warrant dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

4.3	Form of Common Stock Purchase Warrant dated December 26, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on January 3, 2007

10.1	Dissolution Agreement with Beyond Blue Inc. dated February 1, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007

10.2	Employment Agreement by and between Innovo Group Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Exhibit 2.1)	Filed herewith

10.3	Form of Investor Rights Agreement by and between Innovo Group Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.3(c) to Exhibit 2.1)	Filed herewith

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*  The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

April 10, 2007	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer) and Director

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1	Agreement and Plan of Merger dated February 6, 2007 by and among Innovo Group Inc., Joe’s Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Filed herewith

4.1	Form of Securities Purchase Agreement dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

4.2	Form of Common Stock Purchase Warrant dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

4.3	Form of Common Stock Purchase Warrant dated December 26, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on January 3, 2007

10.1	Dissolution Agreement with Beyond Blue Inc. dated February 1, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007

10.2	Employment Agreement by and between Innovo Group Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Exhibit 2.1)	Filed herewith

10.3	Form of Investor Rights Agreement by and between Innovo Group Inc. and Joseph M. Dahan to be entered into upon closing of the Merger Agreement (Schedule 6.3(c) to Exhibit 2.1)	Filed herewith

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*  The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.