Form 10-Q
period 2007-05-26
INNOVO GROUP INC
filed 2007-07-10
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2007

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of July 9, 2007 was 44,928,105.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 26, 2007	November 25, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$337	$385
Accounts receivable, net of allowance for customer credits and returns of $2,081 (2007) and $469 (2006)	1,090	498
Inventories, net	11,311	6,267
Due from related parties	1,789	2,163
Prepaid expenses and other current assets	780	671
Total current assets	15,307	9,984

Property and equipment, net	745	837
Goodwill	20	20
Intangible assets, net	176	200
Other assets	9	56

Total assets	$16,257	$11,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,050	$6,819
Due to factor	1,944	888
Due to related parties	—	82
Total current liabilities	8,994	7,789

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 80,000 shares authorized, 41,390 shares issued and 41,178 outstanding (2007) and 34,455 shares issued and 34,343 outstanding (2006)	4,141	3,447
Additional paid-in capital	82,775	79,763
Accumulated deficit	(76,877)	(77,126)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	7,263	3,308

Total liabilities and stockholders’ equity	$16,257	$11,097

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
	(unaudited)		(unaudited)

Net sales	$15,171	$9,787	$28,985	$20,214
Cost of goods sold	7,822	6,556	16,541	15,163
Gross profit	7,349	3,231	12,444	5,051

Operating expenses
Selling, general and administrative	6,605	5,494	11,587	11,228
Depreciation and amortization	87	63	175	122
	6,692	5,557	11,762	11,350
Income (loss) from continuing operations	657	(2,326)	682	(6,299)
Interest expense	(202)	(116)	(395)	(245)
Other income	(28)	(68)	(25)	(68)
Income (loss) from continuing operations, before taxes	427	(2,510)	262	(6,612)
Income taxes	5	7	13	15
Income (loss) from continuing operations	422	(2,517)	249	(6,627)

Loss from discontinued operations, net of tax	—	(2,461)	—	(2,043)
Net income (loss)	$422	$(4,978)	$249	$(8,670)

Earnings (loss) per common share - Basic
Income (loss) from continuing operations	$0.01	$(0.08)	$0.01	$(0.20)
Loss from discontinued operations	—	(0.07)	—	(0.06)
Earnings (loss) per common share - Basic	$0.01	$(0.15)	$0.01	$(0.26)

Earnings (loss) per common share - Diluted
Income (loss) from continuing operations	$0.01	$(0.08)	$0.01	$(0.20)
Loss from discontinued operations	—	(0.07)	—	(0.06)
Income (loss) per common share - Diluted	$0.01	$(0.15)	$0.01	$(0.26)

Weighted average shares outstanding
Basic	41,227	33,428	40,334	33,365
Diluted	43,365	33,428	41,976	33,365

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 26, 2007	May 27, 2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Cash (used in) provided by continuing activities	$(4,044)	$2,767
Cash provided by discontinued operations	—	601
Net cash (used in) provided by operating activities	(4,044)	3,368

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	2	—
Purchases of property and equipment	(61)	(148)
Net cash used in investing activities	(59)	(148)
Cash provided by discontinued operations	—	612
Net cash (used in) provided by investing activities	(59)	464

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	359	(2,630)
Proceeds from issuance of common stock	3,696	—
Net cash provided by (used in) continuing activities	4,055	(2,630)
Cash used in discontinued operations	—	(1,242)
Net cash provided by (used in) financing activities	4,055	(3,872)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(48)	(40)

CASH AND CASH EQUIVALENTS, at beginning of period	385	560

CASH AND CASH EQUIVALENTS, at end of period	$337	$520

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balance, November 26, 2005	—	$—	33,414	$3,343	$78,823	$(67,833)	$(2,776)	$11,557
Net loss	—	—	—	—	—	(8,670)	—	(8,670)
Stock-based compensation	—	—	—	—	1,022	—	—	1,022
Common stock issued to related party	—	—	1,041	104	(104)	—	—	—
Balance, May 27, 2006 (unaudited)	—	$—	34,455	$3,447	$79,741	$(76,503)	$(2,776)	$3,909

Balance, November 25, 2006	—	$—	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net income	—	—	—	—	—	249	—	249
Stock-based compensation	—	—	—	—	10	—	—	10
Issuance of common stock and warrants	—	—	6,934	694	3,002	—	—	3,696
Balance, May 26, 2007 (unaudited)	—	$—	41,389	$4,141	$82,775	$(76,877)	$(2,776)	$7,262

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Innovo Group, Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended May 26, 2007 and May 27, 2006 and the related footnote information have been prepared on a basis consistent with Innovo Group’s audited consolidated financial statements as of November 25, 2006 contained in Innovo Group’s Annual Report on Form 10-K and Amendment No. 1 and Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended November 25, 2006, or collectively, the Annual Report.  Innovo Group’s operating subsidiary includes Joe’s Jeans Inc., or Joe’s, and has historically included another entity, Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 26, 2007 are not necessarily indicative of the results anticipated for the entire year ending November 24, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.  Innovo Group has only one segment of operations - apparel.  Historically, Innovo Group operated in two segments - apparel and accessories.  As a result of the sale of assets related to certain areas of its operations, Innovo Group has reclassified and reported the following operating divisions of its various subsidiaries as “Discontinued Operations”:  (1) the craft and accessories division operated under its Innovo Inc. subsidiary, or Innovo, sold in May 2005; (2) the former headquarters in Springfield, Tennessee that were used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006; and (3) the private label apparel division operated under its IAA subsidiary and sold in May 2006.  Continuing operations include the results of Innovo Group’s branded apparel business, including certain terminated branded apparel lines, which were not separate operating divisions and thus not considered to be part of Innovo Group’s “Discontinued Operations.”  Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

NOTE 2 – SEASONALITY

The market for apparel products is seasonal.  The majority of Innovo Group’s marketing and sales activities take place from late fall to early spring and the greatest volume of shipments and sales occur from late spring through the summer.  This time period coincides with Innovo Group’s second and third fiscal quarters and its cash flow is generally strongest in its third and fourth fiscal quarters when a significant amount of its net sales are realized as a result of shipping orders taken during earlier months.  In the second quarter, in order to prepare for peak sales, which occur during the second half of the year, Innovo Group builds its inventory levels, resulting in higher liquidity needs compared to other quarters.  During this period, Innovo Group typically relies on its relationship with CIT Commercial Services, a unit of CIT Group, Inc., or CIT, for the sale of its account receivables and inventory advances to meet its cash flow requirements during the build up period proceeding the peak season.  Innovo Group’s working capital requirements during and in anticipation of its peak selling season require management to make and evaluate its estimates and judgments that affect its assets, liabilities, sales and expenses and any related contingencies.

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

NOTE 3 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 26, 2007	November 25, 2006

Finished goods	$5,276	$5,026
Work in progress	2,221	468
Raw materials	4,264	1,292
	11,761	6,786
Less allowance for obsolescence and slow moving items	(450)	(519)
	$11,311	$6,267

Innovo Group recorded charges to its inventory reserve allowance of $196,600 and $0 for the three months ended May 26, 2007 and May 27, 2006, respectively and $196,600 and $996,000 for the six months ended May 26, 2007 and May 27, 2006, respectively.

NOTE 4 –RELATED PARTY TRANSACTIONS

As of May 26, 2007 and November 25, 2006, Innovo Group’s related party balance consisted of amounts due from or due (to) certain related parties, as further described below, as follows:

	May 26, 2007	November 25, 2006

Commerce Investment Group and affliates	$1,787	$2,163
JD Holdings, Inc.	2	(82)
Due (to) from related parties, net	$1,789	$2,081

Commerce Investment Group and Affiliates

Innovo Group has historically had a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, AZT International SA de CV, or AZT, and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

The following table summarizes charges from the affiliated companies pursuant to Innovo Group’s relationship with them, including its discontinued operations, as follows:

	Three months ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Continuing operations
Purchase order arrangements	$1,488	$1,534	$6,810	$1,950
Verbal facilities arrangement	—	90	—	227
Discontinued operations
Supply agreement / Purchase order arrangements	—	7,163	—	16,642
Earn-out due to Sweet Sportswear	—	106	—	244
Verbal facilities agreement	—	121	—	302
Principal and interest on note payable	—	548	—	1,087

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

Discontinued Operations — Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sells denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  After the expiration of the supply agreement, Innovo Group continued to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne Designs, Inc., or Cygne, as discussed in “Note 5 — Discontinued Operations,” Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

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

Aggregate balances by entities

As of May 26, 2007 and November 25, 2006, respectively, the balances due (to) or from these related parties and certain of their affiliates are as follows:

	May 26, 2007	November 25, 2006

AZT International SA de CV	$4,617	$4,994
Commerce Investment Group	(2,822)	(2,822)
Sweet Sportswear, LLC	(4)	(4)
Cygne Design Inc.	(4)	(5)
	$1,787	$2,163

The AZT balances represent the balances due as a result of Innovo Group’s current production efforts in Mexico for our branded label apparel production.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in “Note 5 – Discontinued Operations,” Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that Innovo Group continues to be obligated for after the completion of the transaction with Cygne.  The net balance of $4,000 due to Cygne represents the amount Innovo Group owes to Cygne as a result of certain chargebacks granted by Cygne on Innovo Group’s behalf to former customers.

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

Additionally, Joe Dahan, the designer of the Joe’s line and sole stockholder of JD Holdings, joined Innovo Group as President of its wholly owned subsidiary, Joe’s Jeans, Inc.  Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  This option was exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales of its licensed products to JD Holdings.  In October 2005, Innovo Group granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products.  In addition, Innovo Group had a verbal arrangement to pay JD Holdings a design fee of 3% of net sales for assistance related to designs for its indie™ products, the line of business that Innovo Group exited in early 2006.  See “Note 13 – JD Holdings Transaction” for a further discussion about a subsequent transaction between Innovo Group and JD Holdings.

For the three and six months ended May 26, 2007 and May 27, 2006, the following table sets forth royalties, fees and income related to JD Holdings.

	Three months ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Expense (income):
Joe’s Jeans royalty expense	$454	$261	$849	$563
indie Design fee	—	23	—	38
Children’s license, royalty income	(9)	(11)	(36)	(26)

NOTE 5 –DISCONTINUED OPERATIONS

Beginning in fiscal 2004, Innovo Group classified certain of its operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and the remaining assets of its craft and accessory business segment conducted through its Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, Innovo Group’s Innovo subsidiary completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Innovo Group’s Leaseall Management subsidiary completed the sale of each of the four separate buildings that served as its former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. Innovo Group also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, Innovo Group received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of May 26, 2007, $6,900 of the promissory note has been included on its balance sheet under “Other current assets”.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

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

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (liabilities assumed by buyer)	$10,437

Net intangible asset - customer relationship	$9,469
Raw material inventory	3,360
Disposition of property and equipment	36
Net book value of assets sold	$12,865

Loss, before transaction costs	$2,428
Transaction costs	186
Loss on sale of private label apparel division	$2,614

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

As of May 26, 2007 and November 25, 2006, respectively, there were no assets and liabilities of the discontinued operations that were presented in the consolidated balance sheets.

The following is a summary of loss and other information of the discontinued operations for the three and six months ended May 27, 2006.  There was no loss and other information of the discontinued operations for the three and six months ended May 26, 2007.

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total

Three months ended May 27, 2006
Net sales	$8,499	$—	$—	$8,499
Pre-tax income (loss) from operations	60	(4)	16	72
Loss on sale of assets	(2,533)	—	—	(2,533)
Income taxes	—	—	—	—
Discontinued operations, net of tax	$(2,473)	$(4)	$16	$(2,461)

Six months ended May 27, 2006
Net sales	$20,001	$—	$—	$20,001
Pre-tax income (loss) from operations	512	(4)	(34)	474
Loss on sale of assets	(2,533)	—	16	(2,517)
Income taxes	—	—	—	—
Discontinued operations, net of tax	$(2,021)	$(4)	$(18)	$(2,043)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 6 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE (TO) FACTOR

Accounts receivable, inventory advances and due to factor consist of the following (in thousands):

	May 26, 2007	November 25, 2006

Non-recourse receivables assigned to factor	$6,232	$7,354
Recourse receivables assigned to factor	350	2,717
Total receivables assigned to factor	6,582	10,071
Allowance for customer credits and doubtful accounts	(784)	(821)
Net advances from factor	(7,742)	(10,138)
Due to factor	$(1,944)	$(888)

Non-factored accounts receivable	3,171	967
Allowance for customer credits and doubtful accounts	(2,081)	(469)
Accounts receivable and due from factor, net of allowance	$1,090	$498

As of May 26, 2007 and November 25, 2006, there were $350,000 and $2,717,000, respectively, of client recourse receivables, including advances under its inventory security agreement, sold to or advanced by factor.  Innovo Group bears the risk of payment in the event of non-payment by the customers for the client recourse receivables sold to factor.

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

As of May 26, 2007, Innovo Group’s availability with CIT was approximately $290,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.  With the sale and cessation of operations for certain divisions and business lines, Innovo Group is primarily utilizing the Factoring Facilities of its Joe’s Jeans subsidiary; however, certain of its other subsidiary Factoring Facilities have limited activity.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements automatically renew for one year periods and may be terminated by Innovo Group or its subsidiaries, upon 60 days advanced written notice prior to June 30, 2008 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Innovo Group pays to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which Innovo Group bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25% plus the Chase prime rate.  As of May 26, 2007, the Chase prime rate was 8.25%.

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

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding convertible notes, options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006

Basic Earnings per share Computation:
Numerator:
Income (loss) from continuing operations	$422	$(2,517)	$249	$(6,627)
Loss from discontinued operations	—	(2,461)	—	(2,043)
Net income (loss)	$422	$(4,978)	$249	$(8,670)

Denominator:
Weighted average common shares outstanding	41,227	33,428	40,334	33,365

Income (loss) per Common Share - Basic
Income (loss) from continuing operations	$0.01	$(0.08)	$0.01	$(0.20)
Loss from discontinued operations	—	(0.07)	—	(0.06)
Net income (loss)	$0.01	$(0.15)	$0.01	$(0.26)

Diluted Earnings per share Computation:
Numerator:
Income (loss) from continuing operations	$422	$(2,517)	$249	$(6,627)
Loss from discontinued operations	—	(2,461)	—	(2,043)
Net income (loss)	$422	$(4,978)	$249	$(8,670)

Denominator:
Weighted average common shares outstanding	41,227	33,428	40,334	33,365
Effect of dilutive securities:
Options and warrants	2,138	—	1,642	—
Dilutive potential common shares	43,365	33,428	41,976	33,365

Income (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$0.01	$(0.08)	$0.01	$(0.20)
Loss from discontinued operations	—	(0.07)	—	(0.06)
Net income (loss)	$0.01	$(0.15)	$0.01	$(0.26)

Potentially dilutive convertible notes, options and warrants in the aggregate of 5,091,463 as of May 27, 2006 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.  There were no potentially dilutive notes, option and warrants as of May 26, 2007.

NOTE 8 – INCOME TAXES

Innovo Group utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected more likely than not to be realized. The likelihood of a material change in Innovo Group’s expected realization of these assets depends on our ability to generate sufficient future taxable income. Innovo Group’s ability to generate sufficient taxable income to utilize its deferred tax assets depends on many factors, among which is its ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of the Company’s tax planning strategies and reversing deferred tax liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, or FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Innovo Group expects to adopt the provisions of FIN 48 on November 25, 2007.  Upon adoption, Innovo Group does not expect any adjustment in the amount of unrecognized tax benefits.  Innovo Group’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Innovo Group and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, Innovo Group is no longer subject to U.S. federal income tax examinations for years before 2003; and state and local income tax examinations before 2002.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

Innovo Group is not currently under tax examination by the Internal Revenue Service (IRS) or any state, local or foreign jurisdictions.

As of November 25, 2006, Innovo Group had federal net operating loss, or NOL, carryforwards of approximately $61.2 million.  The federal tax net operating loss carryforwards represent a significant component of Innovo Group’s deferred tax assets. Due to uncertainties surrounding Innovo Group’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset.  Additionally, the future utilization of Innovo Group’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

NOTE 9 – STOCKHOLDERS’ EQUITY

Recent Issuances of Common Stock

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

On June 27, 2007, Innovo Group entered into another private placement transaction.  In July 2007, Innovo Group issued 1,600,000 shares of its common stock at a purchase price of $1.25 per shares and two warrants to purchase up to 480,000 shares of its common stock with an exercise price of $1.36 per share.  See “Note 11- Private Placement Transaction” for a further discussion of this equity financing transaction.

On June 27, 2007, Innovo Group received notices from two holders of warrants that it was exercising certain previously issued warrants.  As a result, subsequent to the quarter end, Innovo Group issued 2,050,304 shares of its common stock and received gross proceeds of $1,189,176 in connection with the warrant exercise.

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services.  In December 2006, in connection with the equity financing private placement transaction, Innovo Group issued two warrants to purchase up to 2,050,304 common stock each with an exercise price of $0.58 per share and one warrant to purchase up to 125,000 shares of common stock with an exercise price of $0.66 per share.  In June 2007, Innovo Group issued two warrants to purchase up to 480,000 shares of its common stock with an exercise price of $1.36 per share. See “Note 11- Private Placement Transaction” for a further discussion of this equity financing transaction.  Except for the warrants issued in the June 2007 private placement transaction, all warrants are currently exercisable. As of May 26, 2007, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$4.50	200,000	June 2003	June 2008
3.62	17,500	August 2003	August 2008
4.00	373,333	November 2003	November 2008
1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.58	2,050,304	December 2006	December 2011
0.66	125,000	December 2006	December 2011
	2,953,637

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  On May 12, 2006, 1,050,000 options were forfeited by employees under the 2000 Employee Plan.  As of May 26, 2007, options to purchase up to 200,000 remained outstanding under the 2000 Employee Plan.  These options will expire, if unexercised, on December 11, 2007.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expire ten years after the date of grant.  The exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.  As of May 26, 2007, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.  These options expire, if unexercised, on dates ranging from 2010 to 2013.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance to 4,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group as well as a provision that allows forfeited or unexercised options that have expired to be available again for future issuance.  During the second quarter of fiscal 2006, Innovo Group granted options to purchase up to 1,500,000 shares of its common stock to its directors and employees pursuant to the 2004 Stock Incentive Plan.  In May 2006, Innovo Group’s Compensation Committee of its Board of Directors approved a direct amendment under the terms of the 2004 Stock Incentive Plan to reduce the exercise price for certain previously granted options for certain participants to $1.02, which was the closing price on May 12, 2006.  In addition, two employees forfeited previous option grants to purchase 1,050,000 shares of common stock pursuant to the 2000 Employee Stock Incentive Plan in exchange for a grant of new options pursuant to the 2004 Stock Incentive Plan.  As of May 26, 2007, 477,256 shares remain available for issuance under the 2004 Incentive Plan.

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

The following summarizes option grants to members of the Board of Directors for the fiscal years 2002 through second quarter of 2007 (in actual amounts):

	May 26, 2007
	Number of
As of:	options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows (in actual amounts):

		Weighted	Weighted average	Aggregate
		average	remaining contractual	Intrinsic
	Options	exercise price	Life (Years)	Value

Outstanding at November 25, 2006	4,092,296	$1.68
Granted	—	—
Exercised	(100,000)	1.02
Expired	—	—
Forfeited	(200,000)	1.02	—	—
Outstanding at May 26, 2007	3,792,296	$1.73	7.5	$453,151

Exercisable and vested at May 26, 2007	3,692,296	$1.77	7.5	$375,151

Weighted average per option fair value of options granted during the year		N/A

		Weighted	Weighted average	Aggregate
		average	remaining contractual	Intrinsic
	Options	exercise price	Life (Years)	Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	1,500,000	1.02
Exercised	—	—
Expired	—	—
Forfeited	(1,265,000)	(2.97)	—	—
Outstanding at May 27, 2006	4,358,963	$1.80	7.7	$37,949

Exercisable and vested at May 27, 2006	4,313,130	$1.80	7.7	$37,949

Weighted average per option fair value of options granted during the year		$0.35

Exercise prices for options outstanding as of May 26, 2007 are as follows:

	Options Outstanding		Options Exercisable
		Weighted-Average		Weighted-Average
		Remaining	Number of options	Remaining
Exercise Price	Number of shares	Contractual Life	vested	Contractual Life

$0.39 - $0.40	252,564	7.0	152,564	5.5
$1.00 - $1.02	2,215,000	8.2	2,215,000	8.2
$1.27 - $1.30	60,982	5.7	60,982	5.7
$1.58 - $1.63	613,750	7.2	613,750	7.2
$2.40	200,000	0.5	200,000	0.5
$5.91	450,000	8.1	450,000	8.1

	3,792,296	7.5	3,692,296	7.5

The following table summarizes the stock option activity by plan.

	Total Number	2004 Incentive	2000 Employee	2000 Director
	of Shares	Plan	Plan	Plan

Outstanding at November 25, 2006	4,092,296	3,688,750	200,000	203,546
Granted	—	—	—	—
Exercised	(100,000)	(100,000)	—	—
Forfeited / Cancelled	(200,000)	(200,000)	—	—
Outstanding at May 26, 2007	3,792,296	3,388,750	200,000	203,546

Exercisable at May 26, 2007	3,692,296	3,288,750	200,000	203,546

The total fair values of options vesting during the three months ended May 26, 2007 and May 27, 2006 were $4,875 and $549,459, respectively, and during the six months ended May 26, 2007 and May 27, 2006 were $9,750 and $626,477, respectively.  The aggregate intrinsic value of options vested at May 26, 2007 was $375,151.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Engagement of Piper Jaffray & Co.

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group.  Under the terms of the agreement, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which would have been credited against a Transaction Fee (as defined in the Agreement), if any.  Since Innovo Group did not consummate a transaction during the term of the Agreement, Innovo Group is obligated to pay to Piper a termination fee of $200,000, in addition to the retainer fee previously paid.  However, if a transaction is entered into within a year after termination, then Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value.  The agreement automatically terminated on February 24, 2007.  Innovo Group amortized the $200,000 termination fee over the twelve month period of the expected life of the contract during which services were performed.

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

The CPA further provides for additional consideration to be paid to JD Holdings in certain instances, such as failure by Innovo Group to obtain CIT’s consent to terminate the agreements with JD Holdings by December 31, 2007.  In the event that the agreements are not terminated by this date, Innovo Group will be obligated to issue to JD Holdings 200,000 shares of its common stock.  Additionally, if on April 13, 2008, the agreements with JD Holdings are still in effect, then Innovo Group will be required to pay to JD Holdings $25,000 for each quarterly period that the documents remain in effect.  If one or both of these additional distributions are made, JD Holdings will still be entitled to the default shares in the amount and instances described above.  However, if the 200,000 shares are issued, the Default Reserve will be reduced by 200,000.

Innovo Group believes that the possibility of event of default is remote and therefore, an estimate for the contingent liability associated with this CPA cannot be determined at this time.  Further, if an event of default were to occur, the exact amount of the liability would be determined at that time and based upon the amount of the default, not to exceed $2,000,000.

NOTE 11 - PRIVATE PLACEMENT TRANSACTIONS

In December 2006, Innovo Group consummated a private placement of its common stock and warrants to purchase common stock to two “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  The proceeds from the transaction were used for general working capital purposes.  The transaction raised gross proceeds of approximately $3,623,000 initially and expects to raise approximately $4,811,000 assuming the full exercise of all of the warrants issued.

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

Each of the warrants issued includes a cashless exercise option, pursuant to which the holder can exercise the warrant without paying the exercise price in cash.  If the holder elects to use this cashless exercise option, it will receive a fewer number of our shares than it would have received if the exercise price were paid in cash.  The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the warrant.  The warrants issued in connection with the private placement have a term of five years and are first exercisable on June 18, 2007 and June 25, 2007, respectively. On June 27, 2007, all but 125,000 of the warrants were exercised resulting in cash proceeds of approximately $1,189,000 to Innovo Group.

Innovo Group used the Black-Sholes pricing model to determine the fair value of each of the warrants granted in connection with this transaction.  Innovo Group determined the fair value of the warrants at the date of grant using the Black-Sholes option pricing model based on the market value of the underlying common stock, a volatility rate of 82.80% and 82.84%, respectively, based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 4.56% and an expected life of 5 years.  The aggregate fair value of $56,000 of the 125,000 warrants issued was treated as a deal cost.  In addition, Innovo Group incurred $28,831 in other transaction costs through May 26, 2007.  All transaction costs to date have been charged against the gross proceeds and the net proceeds of $3,594,000 were allocated to the common stock and warrants based upon fair values.

In June 2007, Innovo Group consummated a private placement transaction on similar terms and conditions described above.  The June 2007 transaction raised gross proceeds of approximately $2,000,000 initially and Innovo Group expects to raise an additional $653,000 assuming the full exercise of all of the warrants.  The warrants issued have the same features as described above and are first exercisable on December 25, 2007.

NOTE 12 - DISSOLUTION OF MASTER DISTRIBUTION AGREEMENT

On February 1, 2007, Innovo Group and its international distributor, Beyond Blue Inc., or BBI, mutually agreed to dissolve the master distribution agreement pursuant to which BBI distributed Innovo Group’s Joe’s® products internationally.  Under the terms of the dissolution, Innovo Group has been assigned the rights associated with the sub-distributors in various countries.  The parties each reserved certain rights under the master agreement in an effort to resolve outstanding issues related to each party’s obligations.  On July 3, 2007, Innovo Group and BBI entered into a settlement agreement for all outstanding issues.  In connection with the settlement agreement, BBI has agreed to a pay Innovo Group $200,000 on or before August 1, 2007 in exchange for the dismissal of certain lawsuits and arbitration claims filed by the parties.  As a result of this settlement, Innovo Group has reserved the balance of the BBI receivable in the amount of $1,483,179.

NOTE 13 - JD HOLDINGS TRANSACTION

On February 6, 2007, Innovo Group entered into a merger agreement with JD Holdings, the successor in interest to JD Design and on June 25, 2007, the parties amended the terms of the transaction.  Under the new terms, in exchange for the right to the Joe’s® brand and subject to approval by its stockholders, Innovo Group expects to issue to JD Holdings 14,000,000 shares of its common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the sole stockholder of JD Holdings.  As additional consideration, for 120 months following the closing date, Mr. Dahan will have the right to receive certain percentages of gross profit earned by Innovo Group with no payment in the event the gross profit is not above $11,250,000.  In the event that the merger is approved, the license agreement will terminate and Innovo Group will own all rights, title to and interest in the brand and the marks.

NOTE 14 – SUBSEQUENT EVENTS

On June 25, 2007, Innovo Group entered into an amendment of the merger agreement and employment agreement with JD Holdings.  See “Note 13- JD Holdings Transaction” for a further discussion of this amendment.

On June 27, 2007, Innovo Group entered into an equity financing transaction.  See “Note 11- Private Placement Transaction” for a further discussion of the equity financing transaction.

On July 3, 2007, Innovo Group entered into a settlement agreement with BBI.  See “Note 12- Dissolution of Master Distribution Agreement” for a further discussion of this settlement agreement.

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

The following discussion provides information and analysis of our results of operations for the three and six month periods ended May 26, 2007 and May 27, 2006, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six-month periods ended May 26, 2007 and May 27, 2006.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of apparel products focusing on denim and casual wear.  Our primary apparel products bear the brand name Joe’s® operated under our Joe’s Jeans Inc., or Joe’s Jeans, subsidiary.  Since Joe’s Jeans was established in 2001, the brand is recognized in the premium denim industry for its quality, fit and fashion-forward designs.  Historically, we also sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products and craft and accessory products.

Fiscal 2006 was a transition year for us.  Beginning in 2004 with our exit from urban branded apparel and through 2006, we re-evaluated our various license agreements and segments of operations.  In May 2005, we sold the remaining assets of our craft and accessory business segment operated under our Innovo Inc. subsidiary.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand.  Thereafter, we decided to focus our operations on our Joe’s® brand and exit the operation of our other branded labels such as indie™ and Betsey Johnson®.  In addition, we divested ourselves of our private label division in May 2006 when we sold certain of the assets where we made denim apparel products for mass-market retailers such as American Eagle Outfitters Inc. and Target Corporation.  Throughout the course of the fiscal year, we sold almost all of the remaining indie™ and Betsey Johnson® inventory to focus on our Joe’s® business.  Further, in the third quarter of fiscal 2006, we began operating under an agreement with Pixior LLC, or Pixior, a Los Angeles-based distribution company, to outsource our product fulfillment services, including our warehousing, distribution and customer service needs for our products.  By outsourcing these services, we have been able to reduce our overhead and expect to reduce certain selling, general and administrative expenses associated with our continuing operations.

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

During fiscal 2004 and 2005, we launched and terminated several branded apparel lines which were sources of revenue for us during certain points, such as Fetish™, Shago®, Betsey Johnson® and indie™.  In May 2005, we sold certain assets related to our craft and accessory segment of operations and in May 2006, we sold certain assets of our private label business.  Both have subsequently been classified as part of our discontinued operations.  As a result, our continuing operations for fiscal 2006 include net sales of our Joe’s Jeans® brand, as well as net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  They continue to be reflected in our overall net sales for prior periods presented even though there are no sales to report or to compare our results of operations for fiscal 2007.  As a result of disposition of assets and termination of various branded apparel lines, our current and future business differs from our past operations.  Results of operations related to our Joe’s® brand is the only consistent item through all periods presented.

In the first quarter of fiscal 2007, we raised approximately $3,593,400 through a private placement of common stock and warrants to purchase common stock to certain accredited investors and in June 2007, we raised an additional $2,000,000 in another private placement transaction.  In addition, we entered into a series of transactions to solidify our focus on our Joe’s® branded apparel line.  In February 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we license the Joe’s® brand and in June 2007, we entered into an amendment to the merger agreement.  The merger is subject to the approval of our stockholders, but in the event that it is approved, we would own all right, title and interest to the Joe’s® brand and marks.  In exchange for all of the rights to the Joe’s® brand and subject to approval by our stockholders, we will issue to JD Holdings 14,000,000 shares of our common stock, pay

$300,000 in cash and pay an earn out for ten years based upon achievement of certain gross profit thresholds.  We will also enter into an employment agreement with Joe Dahan, the principal designer of the Joe’s® brand and sole stockholder of JD Holdings.  This merger, if approved, would allow us the unrestricted right to control the direction of the Joe’s® brand and our company, including licensing opportunities and give us reassurance that no license-related issues could potentially hamper our operations.  For purposes of this Quarterly Report on Form 10-Q, any previous transactions JD Design will utilize the name JD Holdings as its successor.

We also announced that we entered into a license agreement with the Betesh Group to be effective upon completion of the merger agreement for the worldwide license to produce and sell handbags, belts and small leather goods, such as wallets, for men and women bearing the Joe’s® brand. We will receive a royalty of 10% on net sales of these products subject to certain minimums.  The initial term of the license after it becomes effective will be through December 31, 2010 with certain renewal rights.  Further, in February 2007 we dissolved our international distribution agreement with our international distributor, Beyond Blue Inc., or BBI, and in July 2007, entered into a settlement agreement with BBI.  As a result, we are internally evaluating our options with respect to our international business and are reviewing our relationships with various agents and distributors in the international marketplace to create a strategy to improve and grow our international sales.

During the second quarter of fiscal 2007, we continued our focus on our Joe’s® brand and experienced a sales growth of 71%.  We are pleased to see this level of sales growth between these two comparative periods and experienced increases in sales volume from both retail and specialty stores carrying our products.  We believe improvements in production and delivery schedules have attributed to our ability to sustain this growth for the first half of fiscal 2007.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	26-May-07	27-May-06	$ Change	% Change

Net sales	$15,171	$9,787	$5,384	55%
Cost of goods sold	7,822	6,556	1,266	19%
Gross profit	7,349	3,231	4,118	127%
Gross margin	48%	33%

Selling, general & administrative	6,605	5,494	1,111	20%
Depreciation & amortization	87	63	24	38%
Income (loss) from continuing operations	657	(2,326)	2,983	(128)%

Interest expense	(202)	(116)	(86)	74%
Other income	(28)	(68)	40	(58)%
Income (loss) from continuing operations, before taxes	427	(2,510)	2,937	(117)%

Income taxes	5	7	(2)	(29)%
Income (loss) from continuing operations	422	(2,517)	2,939	(117)%

Loss from discontinued operations, net of tax	—	(2,461)	2,461	100%

Net income (loss)	$422	$(4,978)	$5,400	(108)%

Comparison of Three Months Ended May 26, 2007 to Three Months Ended May 27, 2006

Three Months Ended May 26, 2007 Overview

For the three months ended May 26, 2007, or the second quarter of fiscal 2007, our net sales increased to $15,171,000 from $9,787,000 for the three months ended May 27, 2006, or the second quarter fiscal 2006, a 55% increase.  We generated income from continuing operations of $422,000 compared to a loss from continuing operations of $2,517,000 for the second quarter of fiscal 2006.

The primary reasons for income from continuing operations from the second quarter of fiscal 2007 compared to a loss from continuing operations the second quarter of fiscal 2006 were the following:

•    A 71% growth in our net sales of our Joe’s Jeans® branded apparel products in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006;

•    A 100% increase in our gross profit for our Joe’s Jeans® branded apparel products in the same periods; and

•    Maintaining our core selling, general and administrative expenses excluding an expense recorded in connection with the settlement agreement with our former international distributor.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Three months ended
	(dollar values in thousands)
	26-May-07	27-May-06	Change	% Change
Net Sales
Joe’s Jeans	$15,171	$8,847	$6,324	71%
Other branded	—	940	(940)	(100)%
	$15,171	$9,787	$5,384	55%

Gross Profit
Joe’s Jeans	$7,349	$3,673	$3,676	100%
Other branded	—	(442)	442	(100)%
	$7,349	$3,231	$4,118	127%

Gross Margin
Joe’s Jeans	48%	42%
Other branded	—	(47)%
Overall	48%	33%

Net Sales

Our net sales increased to $15,171,000 for the second quarter of fiscal 2007 from $9,787,000 for the second quarter of fiscal 2007, a 55% increase.

Joe’s Jeans®

Our net sales of our Joe’s® branded apparel products increased to $15,171,000 for the second quarter of fiscal 2007 from $8,847,000 for the second quarter of fiscal 2006, a 71% increase.  This increase can be attributed to a continued strong demand for denim apparel products in the marketplace coupled with continued acceptance for our Joe’s® products and growth in our men’s line.  As a result of increased brand acceptance and awareness of our Joe’s® products, in the second quarter of fiscal 2007, we continued to experience growth in the number of department store “doors” carrying our products, as well as increases in the average inventory per door as we increased the number of retailers participating in our replenishment program for our core basic styles offered continuously throughout the year.  We experienced growth in sales volume from both retail and specialty stores carrying our products.

Domestic sales increased to $14,359,000 in the second quarter of fiscal 2007 from $8,229,000 in the second quarter of fiscal 2006, or a 75% increase.  International net sales of our Joe’s Jeans® products increased to $812,000 in the second quarter of fiscal 2007 from $607,000 in the second quarter of fiscal 2006, or a 34% increase.  We are continuing to evaluate our options with respect to our international business to create a strategy to improve and grow our international sales after the termination of our master international sales and distribution agreement in February 2007.  Since the termination of the agreement, we have continued to sell to our international customers on a purchase order basis.  We are working with new and existing agents and distributors internationally to implement a strategy for our international business.  In connection with our strategy to improve our international business, we have engaged a consultant in Europe and in May 2007, we entered into a three-year, exclusive distribution and non-exclusive license agreement with Itochu Corporation to distribute and license our Joe’s® products in the Japanese market.

Other Branded Apparel

We did not have any net sales of other branded apparel for second quarter of fiscal 2007 compared to net sales for the second quarter of fiscal 2006 of $940,000.  Our net sales of other branded label products in the second quarter of fiscal 2006 consisted of indie™ and Betsey Johnson® products, which we decided to terminate and cease operations of during fiscal 2006.  During the fourth quarter of fiscal 2006, we sold all remaining inventory related to these other branded apparel lines.

Gross Profit

Our gross profit increased to $7,349,000 for the second quarter of fiscal 2007 from $3,231,000 for the second quarter of fiscal 2006, a 127% increase.  Our overall gross margin increased to 48% for the second quarter of fiscal 2007 from 33% for the second quarter of fiscal 2006, a 15 percentage point increase.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $7,349,000 for the second quarter of fiscal 2007 from a gross profit of $3,673,000 for the second quarter of fiscal 2006, a 100% increase.  Our gross margin percentage for our Joe’s Jeans® brand increased to 48% for the second quarter of fiscal 2007 from 42% for the second quarter of fiscal 2006, a 6 percentage point increase.

The increase in our Joe’s Jeans® branded apparel gross profit and gross margin percentage was primarily due to the 71% increase in net sales coupled with improvement in production schedules and shifting a greater percentage of our production requirements to a lower cost facility in Mexico from the United States.

Other Branded Apparel

We did not have any gross profit for our other branded apparel for the second quarter of fiscal 2007 compared to a gross profit of a negative $442,000 for the second quarter of fiscal 2006.  Due to our decision to terminate and cease operations of our other branded apparel lines during fiscal 2006, in the second quarter of fiscal 2006, we recorded a write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce and sold at a discount with little or no gross margins $940,000 of net sales of indie™ and Betsey Johnson® products in order to liquidate remaining inventory. The negative gross profit decreased our overall performance for the comparative periods.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $6,605,000 for the second quarter of fiscal 2007 from $5,494,000 for the second quarter of fiscal 2006, a 20% increase.

The SG&A increase in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 is largely a result of the following factors: (i) the recording of an expense of $1,483,000 in connection with the settlement agreement with our former international distributor; (ii) an increase of $355,000 in commission expense associated with the 71% increase in net sales of our Joe’s® products during the second quarter of fiscal 2007; and (iii) an increase of $254,000 in facilities and distribution expenses associated with entering into a full service outsourcing agreement for warehousing, picking, packing and shipping our products that we began operating under in July 2006.

The increases in our SG&A expenses were offset by the following factors:  (i) an decrease of $152,000 related to employee and related expenses due to a reduction in headcount from second quarter of fiscal 2006 to second quarter of fiscal 2007; (ii) a decrease of $135,000 in advertising expenses as a result of the expiration of certain advertising commitments without entering into new commitments; (iii) a decrease of $19,000 for sample related expenses due to the timing of incurring these expenses; (iv) a decrease of $727,000 in stock-based compensation expense in the second quarter of fiscal 2006 that we did not have in the second quarter of fiscal 2007 primarily related to the adoption of SFAS 123R and the repricing of certain employee stock options in the second quarter of fiscal 2006 rather than granting new options.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $87,000 for the second quarter of fiscal 2007 from $63,000 for the second quarter of fiscal 2006, a 38% increase.  The increase was primarily attributable to depreciation associated with our purchase of property and equipment subsequent to the second quarter of fiscal 2006, which included tradeshow booths and related improvements, sewing machines and other equipment for sample production, certain leasehold improvements to support our move in July 2006 to the shared facility, computers and office equipment.

Interest Expense

Our combined interest expense increased to $202,000 for the second quarter of fiscal 2007 from $116,000 for the second quarter of fiscal 2006, a 74% increase.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  As a result of an increase in net sales, our factoring and interest expenses increase as well.

Income (Loss) from Continuing Operations

We generated income from continuing operations of $422,000 for the second quarter of fiscal 2007 compared to a loss from continuing operations of $2,517,000 for the second quarter of fiscal 2006.  We generated income from continuing operations for our second quarter of fiscal 2007 compared to a loss from continuing operations in our second quarter of fiscal 2006 as a result of the following factors:

•    A 71% growth in our net sales of our Joe’s Jeans® branded apparel products in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006;

•    A 100% increase in our gross profit for our Joe’s Jeans® branded apparel products in the same periods; and

•    Maintaining our core selling, general and administrative expenses excluding an expense recorded in connection with the settlement agreement with our former international distributor.

Comparison of Six Months Ended May 26, 2007 to Six Months Ended May 27, 2006

Six Months Ended May 26, 2007 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	26-May-07	27-May-06	$ Change	% Change

Net sales	$28,985	$20,214	$8,771	43%
Cost of goods sold	16,541	15,163	1,378	9%
Gross profit	12,444	5,051	7,393	146%
Gross margin	43%	25%

Selling, general & administrative	11,587	11,228	359	3%
Depreciation & amortization	175	122	53	43%
Income (loss) from continuing operations	682	(6,299)	6,981	(111)%

Interest expense	(395)	(245)	(150)	61%
Other income	(25)	(68)	43	(63)%
Income (loss) from continuing operations, before taxes	262	(6,612)	6,874	(104)%

Income taxes	13	15	(2)	(13)%
Income (loss) from continuing operations	249	(6,627)	6,876	(104)%

Loss from discontinued operations, net of tax	—	(2,043)	2,043	100%

Net income (loss)	$249	$(8,670)	$8,919	(103)%

Results of Continuing Operations

For the six months ended May 26, 2007, our net sales increased to $28,985,000 from $20,214,000 for the six months ended May 27, 2006, a 43% increase.  We generated income from continuing operations of $249,000 for the six months ended May 26, 2007 compared to a loss from continuing operations of $6,627,000 for the six months ended May 27, 2006.

The primary reasons for generating income from continuing operations for the six months ended May 26, 2007 compared to a loss from continuing operations for the six months ended May 27, 2006 were the following:

•    A 53% growth in our net sales of our Joe’s Jeans® branded apparel products in the six months ended May 26, 2007 compared to the six months ended May 27, 2006;

•    An 89% increase in our gross profit for our Joe’s Jeans® branded apparel products in the same periods; and

•    Maintaining our core selling, general and administrative expenses for the six month periods excluding an expense recorded in the six months ended May 26, 2007 in connection with the settlement agreement with our former international distributor.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Six months ended
	(dollar values in thousands)
	26-May-07	27-May-06	Change	% Change
Net Sales
Joe’s Jeans	$28,985	$18,934	$10,051	53%
Other branded	—	1,280	(1,280)	(100)%
	$28,985	$20,214	$8,771	43%

Gross Profit
Joe’s Jeans	$12,444	$6,585	$5,859	89%
Other branded	—	(1,534)	1,534	(100)%
	$12,444	$5,051	$7,393	146%

Gross Margin
Joe’s Jeans	43%	35%
Other branded	—	(120)%
Overall	43%	25%

Net Sales

Our net sales increased to $28,985,000  for the six months ended May 26, 2007 from $20,214,000 for the six months ended May 27, 2006, a 43% increase.

Joe’s Jeans®

Our net sales of our Joe’s Jeans® branded apparel increased to $28,985,000 for the six months ended May 26, 2007 from $18,934,000 for the six months ended May 27, 2006, a 53% increase.  The increase can be attributed to continued brand acceptance for our Joe’s Jeans® products in the marketplace by retailers and customers during the first six months of fiscal 2007.  International net sales of our Joe’s Jeans® products increased to $1,564,000 for the six months ended May 26, 2007 from $1,260,000 in the six months ended May 27, 2006, or a 22% increase.  Domestic net sales increased to $27,421,000 for the six months ended May 26, 2007 from $17,648,000 in the six months ended May 27, 2006, or a 56% increase.  Our 56% increase in our domestic sales included approximately $504,000 in net sales attributable to our men’s product line, which we first began shipping in the first quarter of fiscal 2006 Included in our domestic net sales for the six months ended May 27, 2006 was $2,562,000 of sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year-end.  In addition, we received $36,000 of royalty income associated with approximately $715,000 in net sales of Joe’s children’s branded apparel line in the six months ended May 26, 2007.

Other Branded Apparel

Net sales of our other branded apparel products for the six months ended May 27, 2006 were represented by net sales from our indie™, and to a limited extent, Betsey Johnson®.  We had no net sales of other branded label products for the six months ended May 26, 2007 compared to $1,280,000 in the six months ended May 27, 2006.

Gross Profit

Our overall gross profit increased to $12,444,000 for the six months ended May 26, 2007 from $5,051,000 for the six months ended May 27, 2006, an 146% increase.  Our overall gross margin increased to 43% for the six months ended May 26, 2007 from 25% for the six months ended May 27, 2006, an 18-percentage point increase.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $12,444,000 for the six months ended May 26, 2007 from $6,585,000 for the six months ended May 27, 2006, an 89% increase.  Our gross margin percentage for our Joe’s Jeans® brand increased to 43% for the six months ended May 26, 2007 from 35% for the six months ended May 27, 2006, an 8 percentage point increase.

The increase in our Joe’s Jeans® branded apparel gross margin percentage was primarily due to our increase in net sales coupled with improvement in production schedules and shifting a greater percentage of our production requirements to a lower cost facility in Mexico from the United States.

Other Branded Apparel

We did not have any gross profit for our other branded apparel for the six months ended May 26, 2007 compared to a gross profit of a negative $1,534,000 for the six months ended May 27, 2006.  Due to our decision to terminate and cease operations of our other branded apparel lines during fiscal 2006, in the six months ended May 27, 2006, we recorded a write down of approximately $469,000 related to existing inventory, commitments and raw materials for our indie™ and Betsey Johnson® branded apparel line and sold at a discount with little or no gross margins $940,000 of net sales of these products to liquidate remaining inventory. These actions negatively affected our gross margins for that period.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $11,587,000 for the six months ended May 26, 2007 from $11,228,000 for the six months ended May 27, 2006, a 3% increase.

The increase in SG&A expenses for the six months ended May 26, 2007 compared to the six months ended May 27, 2006 are largely a result of the increases we experienced in SG&A expenses in the three months ended May 26, 2007, including, a non-cash charge of $1,483,000 in connection with the settlement agreement with our former international distributor, compared to a decrease in SG&A expenses in the first three months of fiscal 2007.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $175,000 for the six months ended May 26, 2007 from $122,000 for the six months ended May 27, 2006, a 43% increase.  The increase was primarily attributable to greater depreciation costs associated with additional fixed assets purchased subsequent to the second quarter of fiscal 2006.  Purchases of fixed assets for fiscal 2007 were approximately $61,100 and were comprised of booths for tradeshows, computers, furniture and a telephone system to support our move to the shared facility with Pixior.

Interest Expense

Our combined interest expense increased to $395,000 for the six months ended May 26, 2007 from $245,000 for the six months ended May 27, 2006, a 61% increase.  Our interest expense for fiscal 2007 consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Other Expense (Income)

For the six months ended May 26, 2007, net other expense was $25,000 compared to net other expense of $68,000 for the six months ended May 27, 2006.  The other expense of $68,000 for the six months ended May 27, 2006 is associated with the loss of certain finished goods from a cargo fire in Turkey.  We filed an insurance claim with the carrier for reimbursement of these finished goods, but were not able to recover our loss for these goods.

Income (Loss) from Continuing Operations

We generated income from continuing operations of $249,000 for the six months ended May 26, 2007 compared to a loss from continuing operations of $6,627,000 for six months ended May 27, 2006.  Our income from continuing operations for the six months ended May 26, 2007 compared to a loss from continuing operations in the six months ended May 27, 2006 is largely the result of the following factors:

•    A 53% growth in our net sales of our Joe’s Jeans® branded apparel products in the six months ended May 26, 2007 compared to the six months ended May 27, 2006;

•    An 89% increase in our gross profit for our Joe’s Jeans® branded apparel products in the same periods; and

•    Maintaining our core selling, general and administrative expenses for the six month periods excluding an expense recorded in the six months ended May 26, 2007 in connection with the settlement agreement with our former international distributor.

Discontinued Operations

Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed an auction of each of the four separate buildings that served as our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. We also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of May 26, 2007, $6,900 of the promissory note has been included on our balance sheet under “Other current assets” of continuing operations.  The note bears interest at a rate of 8%, has a term of five years and is collateralized by a deed of trust on the building.

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

Note payable - related party	$7,937
Other related party liabilities	2,500
Total purchase price (liabilities assumed by buyer)	$10,437

Net intangible asset - customer relationship	$9,469
Raw material inventory	3,360
Disposition of property and equipment	36
Net book value of assets sold	$12,865

Loss, before transaction costs	$2,428
Transaction costs	186
Loss on sale of private label apparel division	$2,614

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

The following is a summary of loss and other information of the discontinued operations for the three and six months ended May 27, 2006.  There was no loss and other information of the discontinued operations for the three and six months ended May 26, 2007.

	(in thousands)
	Private Label		Leaseall
	Business	Innovo, Inc.	Management	Total

Three months ended May 27, 2006
Net sales	$8,499	$—	$—	$8,499
Pre-tax income (loss) from operations	60	(4)	16	72
Loss on sale of assets	(2,533)	—	—	(2,533)
Income taxes	—	—	—	—
Discontinued operations, net of tax	$(2,473)	$(4)	$16	$(2,461)

Six months ended May 27, 2006
Net sales	$20,001	$—	$—	$20,001
Pre-tax income (loss) from operations	512	(4)	(34)	474
Loss on sale of assets	(2,533)	—	16	(2,517)
Income taxes	—	—	—	—
Discontinued operations, net of tax	$(2,021)	$(4)	$(18)	$(2,043)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) sales from accounts receivable factoring facilities and advances against inventory; (ii) trade payable credits from vendors and related parties and (iii) proceeds from an equity financing conducted in December 2006.  Cash used in continuing operating activities was $4,044,000 through the second quarter of fiscal 2007 compared to $2,767,000 of cash provided by continuing operations for the first half of fiscal 2006.  During the period, we used cash in continuing operating activities to purchase inventory and reduce the amounts owed under our factoring credit facilities.  Our cash balance was $337,000 as of May 26, 2007.

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

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and finance extensions of our trade credit to our customers.  For fiscal 2007, we anticipate funding operating expenses and working capital through the following: (i) utilizing our receivable and inventory based agreements with CIT; (ii) utilizing the proceeds from our equity financing in December 2006 and June 2007 and the exercise of warrants in June 2007; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels and operating expenses; and (v) increasing collection efforts on existing accounts receivable.

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

As of May 26, 2007, the amount of funds available with CIT was approximately $290,000 under the Factoring Facilities.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

These Factoring Facilities may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements automatically renew for one year periods and may be terminated by us upon 60 days advanced written notice prior to June 30, 2008 or earlier provided that the minimum factoring fees have been paid for the respective period.

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

As of May 26, 2007, we had $6,232,000 of factored receivables with CIT and a loan balance of $1,510,000 for inventory advances, resulting in a net loan balance of $7,742,000 with CIT.  We had 2 letters of credit in the amount of $37,127 as of May 26, 2007.

Based on our cash on hand, the expected availability under our CIT Factoring Facilities, and the funds received from our equity financing in December 2006, June 2007 and the exercise of warrants in June 2007, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2007.  Management further believes that our overall losses are being eliminated or reduced in a manner that will allow working capital to be used for the projected growth for our operations and Joe’s® brand.

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

The balance in the allowance for customer credits and returns for accounts receivable was $2,081,285 and $469,000 for the periods ended May 26, 2007 and November 25, 2006, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 26, 2007, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

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

During the course of our first quarter review process, we noted certain errors related to (i) improper accounting for inventory as finished goods when actually part of work in progress, or WIP; and (ii) the improper application of our methodology for accounting for estimates related to subsequent returns reserves and finished goods inventory.  These errors resulted in adjustments to the financial statements during the review process.  Because these errors were not identified and prevented during the internal review process or detected during the corresponding control over financial reporting by management, we concluded that these control deficiencies constituted a material weakness.  Notwithstanding such ineffectiveness, our Chief Executive Officer and Chief Financial Officer and the company believe that all necessary steps have been taken to ensure the accuracy and completeness of the information presented in this periodic report.  During the second quarter review process, we did not experience the same errors; however, our Chief Executive Officer and Chief Financial Officer have not sufficiently determined that our remediation efforts have completely remediated all material weaknesses associated with these errors.

Our Chief Executive Officer and Chief Financial Officer has concluded, based on our evaluation of our disclosure controls and procedures and the identification of the material weaknesses discussed above in the first quarter of fiscal 2007, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act are not effective at the reasonable assurance level as of May 26, 2007.

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

In both instances, management will continue to oversee and review the necessary workpapers in accordance with the proper control procedures to prevent future similar errors.  In the beginning of June 2007, we hired a permanent controller to fill the open position and continue to actively search for permanent replacements to fill two additional open positions at the staff accounting level.  We continue to utilize temporary consultants to assist us with day to day operational activities necessary to ensure that the proper procedures and controls are followed.  We believe that the implementation of the above remedial actions will effectively remediate the material weaknesses.

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

Item 4T.                 Controls and Procedures.

Not Applicable.

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings.

On February 1, 2007, our subsidiary, Joe’s Jeans Inc., or Joe’s Jeans, entered into a mutual dissolution agreement with Beyond Blue, Inc., or BBI, to end its Master Distribution Agreement, or MDA, for the international distribution of its Joe’s® and Joe’s Jeans™ branded products, or the Dissolution Agreement.  As part of the Dissolution Agreement, the parties reserved certain rights relating to certain financial and other obligations between the parties pursuant to the MDA.

On May 24, 2007, BBI filed a complaint titled Beyond Blue, Inc. v. Joe’s Jeans, Inc., Innovo Group Inc., and Does 1 to 10, Case No. BC371641 in Los Angeles County Superior Court in the State of California or the Litigation, asserting, among other things, certain of its reserved rights under both the Dissolution Agreement and MDA.

In connection with the Dissolution Agreement, on May 25, 2007, Joe’s Jeans filed an arbitration claim titled Joe’s Jeans, Inc. v. Beyond Blue, Inc., Claim No. 002-OM9-VHS with the American Arbitration Association, or the Arbitration, asserting, among other things, certain of its reserved rights under both the Dissolution Agreement and MDA.

On July 3, 2007, the parties executed a definitive Settlement Agreement and Release, or Settlement.  Under the terms of the Settlement, the parties have agreed to dismiss both the Arbitration and Litigation with prejudice and all related claims.  Additionally, BBI has agreed to pay $200,000 to Joe’s Jeans, and Joe’s Jeans has agreed to certain restrictions relating to its international business for a period of five years.  Joe’s Jeans has also agreed to fulfill certain purchase orders placed by BBI through October 31, 2007, and has agreed to honor and/or reaffirm the terms and conditions of certain written sub-distribution agreements, including certain current distributors of Joe’s Jeans.  BBI has also agreed to cease marketing, distributing or selling products or items bearing the Joe’s Jeans™ and related trademarks, with the exception of fulfilling certain pre-existing obligations relating to purchase orders in certain territories through October 31, 2007.  In addition, each of the parties entered into a customary mutual release of the other party and customary indemnification provisions.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None for the period covered by this report.

Item 3.                    Defaults Upon Senior Securities.

None for the period covered by this report.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None for the period covered by this report.

Item 5.                    Other Information.

(a)           None for the period covered by this report.

(b)           There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, including adoption of procedures by which our stockholders may recommend nominees to the our board of directors.

Item 6.                    Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Second Amendment to Collateral Protection Agreement dated April 13, 2007	Current Report on Form 8-K filed on April 19, 2007

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

July 10, 2007	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer) and Director

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Second Amendment to Collateral Protection Agreement dated April 13, 2007	Current Report on Form 8-K filed on April 19, 2007

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith