Form 10-Q
period 2007-08-25
INNOVO GROUP INC
filed 2007-10-09
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2007

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 9, 2007 was 45,119,355.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 25, 2007	November 25, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$780	$385
Accounts receivable, net of allowance for customer credits and returns of $871 (2007) and $469 (2006)	908	498
Inventories, net	17,126	6,267
Due from related parties	1,061	2,163
Prepaid expenses and other current assets	1,140	671
Total current assets	21,015	9,984

Property and equipment, net	793	837
Goodwill	20	20
Intangible assets, net	164	200
Other assets	9	56

Total assets	$22,001	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,825	$6,819
Due to factor	2,717	888
Due to related parties	—	82
Total current liabilities	10,542	7,789

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 80,000 shares authorized, 45,231 shares issued and 45,119 outstanding (2007) and 34,455 shares issued and 34,343 outstanding (2006)	4,525	3,447
Additional paid-in capital	85,674	79,763
Accumulated deficit	(75,964)	(77,126)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	11,459	3,308

Total liabilities and stockholders’ equity	$22,001	$11,097

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
	(unaudited)		(unaudited)

Net sales	$15,708	$12,448	$44,693	$32,662
Cost of goods sold	9,123	7,485	25,664	22,648
Gross profit	6,585	4,963	19,029	10,014

Operating expenses
Selling, general and administrative	5,335	5,168	16,922	16,396
Depreciation and amortization	91	78	266	200
	5,426	5,246	17,188	16,596
Income (loss) from continuing operations	1,159	(283)	1,841	(6,582)
Interest expense	(203)	(133)	(598)	(378)
Other expense	—	—	(25)	(68)
Income (loss) from continuing operations, before taxes	956	(416)	1,218	(7,028)
Income taxes	43	13	56	28
Income (loss) from continuing operations	913	(429)	1,162	(7,056)

Loss from discontinued operations, net of tax	—	(95)	—	(2,138)
Net income (loss)	$913	$(524)	$1,162	$(9,194)

Earnings (loss) per common share - Basic
Income (loss) from continuing operations	$0.02	$(0.01)	$0.03	$(0.21)
Loss from discontinued operations	—	(0.00)	—	(0.06)
Earnings (loss) per common share - Basic	$0.02	$(0.01)	$0.03	$(0.27)

Earnings (loss) per common share - Diluted
Income (loss) from continuing operations	$0.02	$(0.01)	$0.03	$(0.21)
Loss from discontinued operations	—	(0.00)	—	(0.06)
Earnings (loss) per common share - Diluted	$0.02	$(0.01)	$0.03	$(0.27)

Weighted average shares outstanding
Basic	43,662	34,343	41,385	33,691
Diluted	45,541	34,343	42,682	33,691

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 25, 2007	August 26, 2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by continuing activities	$(8,223)	$3,187
Net cash provided by discontinued operations	—	574
Net cash (used in) provided by operating activities	(8,223)	3,761

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	2	—
Purchases of property and equipment	(187)	(612)
Net cash used in investing activities	(185)	(612)
Net cash provided by discontinued operations	—	614
Net cash (used in) provided by investing activities	(185)	2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	1,829	(2,855)
Proceeds from issuance of common stock	6,974	—
Net cash provided by (used in) continuing activities	8,803	(2,855)
Cash used in discontinued operations	—	(1,242)
Net cash provided by (used in) financing activities	8,803	(4,097)

NET CHANGE IN CASH AND CASH EQUIVALENTS	395	(334)

CASH AND CASH EQUIVALENTS, at beginning of period	385	560

CASH AND CASH EQUIVALENTS, at end of period	$780	$226

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Stock	Equity

Balance, November 26, 2005	—	$—	33,414	$3,343	$78,823	$(67,833)	$(2,776)	$11,557
Net loss	—	—	—	—	—	(9,194)	—	(9,194)
Stock-based compensation	—	—	—	—	1,041	—	—	1,041
Common stock issued to related party	—	—	1,041	104	(104)	—	—	—
Balance, August 26, 2006 (unaudited)	—	$—	34,455	$3,447	$79,760	$(77,027)	$(2,776)	$3,404

Balance, November 25, 2006	—	$—	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net income	—	—	—	—	—	1,162	—	1,162
Stock-based compensation	—	—	—	—	15	—	—	15
Issuance of common stock and warrants	—	—	10,776	1,078	5,896	—	—	6,974
Balance, August 25, 2007 (unaudited)	—	$—	45,231	$4,525	$85,674	$(75,964)	$(2,776)	$11,459

The accompanying notes are an integral part of these financial statements.

INNOVO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Innovo Group Inc., or Innovo Group, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended August 25, 2007 and August 26, 2006 and the related footnote information have been prepared on a basis consistent with Innovo Group’s audited consolidated financial statements as of November 25, 2006 contained in Innovo Group’s Annual Report on Form 10-K and Amendment No. 1 and Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended November 25, 2006, or collectively, the Annual Report.  Innovo Group’s operating subsidiary includes Joe’s Jeans Inc., or Joe’s, and has historically included another entity, Innovo Azteca Apparel, Inc., or IAA.  All significant inter-company transactions have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Innovo Group’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Innovo Group’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 25, 2007 are not necessarily indicative of the results anticipated for the entire year ending November 24, 2007.

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

NOTE 2 — SEASONALITY

The market for apparel products is seasonal.  The majority of Innovo Group’s marketing and sales activities take place from late fall to early spring and the greatest volume of shipments and sales occur from late spring through the summer.  This time period coincides with Innovo Group’s second and third fiscal quarters and its cash flow is generally strongest in its third and fourth fiscal quarters when a significant amount of its net sales are realized as a result of shipping orders taken during earlier months.  In the second quarter, in order to prepare for peak sales, which occur during the second half of the year, Innovo Group builds its inventory levels, resulting in higher liquidity needs compared to other quarters.  During this period, Innovo Group relies on its relationship with CIT Commercial Services, a unit of CIT Group, Inc., or CIT, for the sale of its account receivables and inventory advances to meet its cash flow requirements during the build up period proceeding the peak season.  Innovo Group’s working capital requirements during and in anticipation of its peak selling season require management to make and evaluate its estimates and judgments that affect its assets, liabilities, sales and expenses and any related contingencies.

Due to the seasonality of its business, as well as the evolution and changes in its business and product mix, Innovo Group’s quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.

NOTE 3 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 25, 2007	November 25, 2006

Finished goods	$7,534	$5,026
Work in progress	2,496	468
Raw materials	7,638	1,292
	17,668	6,786
Less allowance for obsolescence and slow moving items	(542)	(519)
	$17,126	$6,267

Innovo Group recorded an increase to its inventory reserve allowance of $92,000 for the three months ended August 25, 2007 and charges of $413,000 for the three months ended August 26, 2006.  In addition, for the nine months ended August 25, 2007 and August 26, 2006, respectively, Innovo Group recorded increases to its inventory reserve allowance of $289,000 and $583,000.

NOTE 4 — RELATED PARTY TRANSACTIONS

As of August 25, 2007 and November 25, 2006, Innovo Group’s related party balance consisted of amounts due from or due (to) certain related parties, as further described below, as follows:

	August 25, 2007	November 25, 2006

Commerce Investment Group and affliates	$1,048	$2,163
JD Holdings, Inc.	13	(82)
Due from related parties, net	$1,061	$2,081

Commerce Investment Group and Affiliates

Innovo Group has historically had a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca Production International, Inc., or Azteca, AZT International SA de CV, or AZT and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Innovo Group has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.

The following table summarizes charges from the affiliated companies pursuant to Innovo Group’s relationship with them, including its discontinued operations, as follows:

	Three months ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Continuing operations
Purchase order arrangements	$786	$6,661	$7,596	$8,611
Verbal facilities arrangement	—	28	—	255
Discontinued operations
Supply agreement / Purchase order arrangements	—	208	—	16,850
Earn-out due to Sweet Sportswear	—	4	—	248
Verbal facilities agreement	—	—	—	302
Principal and interest on note payable	—	—	—	1,087

Continuing Operations - Purchase Order Arrangement

Innovo Group historically used AZT as a supplier on a purchase order basis for certain of its Joe’s® denim products.  Under this arrangement, Innovo Group advanced the funds to purchase raw materials, primarily fabric, anticipated for production of its products.  Innovo Group would pay AZT for the production cost less credit for the advances on raw materials.  Innovo Group purchased these products from AZT in various stages of production from partial to completed finished goods.

In August 2007, Innovo Group began using a third party vendor that leases manufacturing facility time from AZT instead of contracting with AZT directly for the manufacture of its Joe’s® denim products.  As a result, Innovo Group’s related party transactions are expected to significantly decrease for the remainder of fiscal 2007 and beyond.

Continuing Operations - Verbal Facilities Arrangement

Until mid-July 2006, Innovo Group used space for its headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, Innovo Group paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, Innovo Group moved its headquarters and principal executive offices to nearby office and warehouse space, thereby terminating its obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations - Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Innovo Group’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sold denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15%.  After the expiration of the supply agreement, Innovo Group continued to utilize AZT as a supplier on a purchase order basis for its AEO products under similar terms.  As discussed in “Note 5 — Discontinued Operations,” Innovo Group sold the private label dvision to Cygne Designs, Inc., or Cygne, in May 2006 and upon completion of the sale, Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement and the purchase order supply arrangement.

Discontinued Operations - Earn-out Due to Sweet Sportswear LLC

The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, of an amount equal to 2.5% of the gross sales solely attributable to AEO to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez.  Under the terms of the asset purchase agreement with Cygne, Cygne assumed the future liability associated with this payment.

Discontinued Operations - Principal and Interest on Note Payable

Innovo Group had originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of 6% and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  Under the terms of the asset purchase agreement with Cygne, Cygne assumed the remaining principal balance of the Blue Concept Note.  On May 12, 2006, pursuant to the closing of the transaction, Azteca released Innovo Group from any and all remaining obligations under the Blue Concept Note and it has been reclassified as a discontinued operation liability.  Under the terms of the Blue Concept APA, in addition to the shares previously issued, Innovo Group issued on May 17, 2006 an additional 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  This share issuance has been recognized in the Statement of Stockholders’ Equity.

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

Aggregate balances by entities

As of August 25, 2007 and November 25, 2006, respectively, the balances due (to) or from these related parties and certain of their affiliates are as follows:

	August 25, 2007	November 25, 2006

AZT International SA de CV	$3,879	$4,994
Commerce Investment Group	(2,822)	(2,822)
Sweet Sportswear, LLC	(4)	(4)
Cygne Design Inc.	(5)	(5)
	$1,048	$2,163

The AZT balances represent the balances due as a result of Innovo Group’s current production efforts in Mexico for our Joe’s® apparel production.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in “Note 5 — Discontinued Operations,” Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that Innovo Group continues to be obligated for after the completion of the transaction with Cygne.  The net balance of $5,000 due to Cygne represents the amount Innovo Group owes to Cygne as a result of certain chargebacks granted by Cygne on Innovo Group’s behalf to former customers.

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

Additionally, Joe Dahan, the designer of the Joe’s line and sole stockholder of JD Holdings, joined Innovo Group as President of its wholly owned subsidiary, Joe’s Jeans, Inc.  Under his employment agreement, Mr. Dahan received an option, with a four-year term, to purchase 250,008 shares of Innovo Group’s common stock at $1.00 per share, vesting over 24 months.  This option was exercised in full as of January 26, 2005.  Under the terms of the license, Innovo Group is required to pay a royalty of 3% on net sales of its licensed products to JD Holdings.  In October 2005, Innovo Group granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5% royalty on net sales of those products.  In addition, Innovo Group had a verbal arrangement to pay JD Holdings a design fee of 3% of net sales for assistance related to designs for its indie™ products, the line of business that Innovo Group exited in early 2006.  See “Note 13 — JD Holdings Transaction” for a further discussion about a subsequent transaction between Innovo Group and JD Holdings pursuant to which the companies will merge and Innovo Group will own all rights, title to and interest in the Joe’s® and related marks.

For the three and nine months ended August 25, 2007 and August 26, 2006, the following table sets forth royalties, fees and income related to JD Holdings.

	Three months ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Expense (income):
Joe’s Jeans royalty expense	$465	$372	$1,314	$935
indie Design fee	—	2	—	40
Children’s license, royalty income	(24)	(14)	(60)	(40)

NOTE 5 — DISCONTINUED OPERATIONS

Beginning in fiscal 2004, Innovo Group classified certain of its operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, its commercial rental property consisting of four separate buildings that served as its former headquarters located in Springfield, Tennessee and the remaining assets of its craft and accessory business segment conducted through its Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, Innovo Group’s Innovo subsidiary completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Innovo Group’s Leaseall Management subsidiary completed the sale of each of the four separate buildings that served as its former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. Innovo Group also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, Innovo Group received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of August 25, 2007, no amount was outstanding related to the promissory note.

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

Under the asset purchase agreement for the private label division entered into with Cygne the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original Blue Concept APA with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  Innovo Group also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.

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

As of August 25, 2007 and November 25, 2006, respectively, there were no assets and liabilities of the discontinued operations that were presented in the consolidated balance sheets.

The following is a summary of loss and other information of the discontinued operations for the three and nine months ended August 26, 2006.  There was no loss and other information of the discontinued operations for the three and nine months ended August 25, 2007.

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total

Three months ended August 26, 2006
Net sales	$482	$—	$—	$482
Pre-tax loss from operations	(14)	—	—	(14)
Loss on sale of assets	(81)	—	—	(81)
Discontinued operations, net of tax	$(95)	$—	$—	$(95)

Nine months ended August 26, 2006
Net sales	$20,483	$—	$—	$20,483
Pre-tax income (loss) from operations	498	(4)	(34)	460
(Loss) gain on sale of assets	(2,614)	—	16	(2,598)
Discontinued operations, net of tax	$(2,116)	$(4)	$(18)	$(2,138)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

NOTE 6 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE (TO) FACTOR

Accounts receivable, inventory advances and due to factor consist of the following (in thousands):

	August 25, 2007	November 25, 2006
Non-recourse receivables assigned to factor	$6,614	$7,354
Recourse receivables assigned to factor	1,553	2,717
Total receivables assigned to factor	8,167	10,071
Allowance for customer credits and doubtful accounts	(1,316)	(821)
Net advances from factor	(9,568)	(10,138)
Due to factor	$(2,717)	$(888)

Non-factored accounts receivable	$1,779	$967
Allowance for customer credits and doubtful accounts	(871)	(469)
Accounts receivable and due from factor, net of allowance	$908	$498

As of August 25, 2007 and November 25, 2006, there were $1,553,000 and $2,717,000, respectively, of client recourse receivables, including advances under its inventory security agreement, sold to or advanced by factor.  Innovo Group bears the risk of payment in the event of non-payment by the customers for the client recourse receivables sold to factor.

CIT Commercial Services

On June 1, 2001, Innovo Group’s Innovo and Joe’s subsidiaries, and on September 10, 2001, its IAA subsidiary, entered into accounts receivable factoring agreements with CIT.  Subsequent to these agreements, the subsidiaries also entered into inventory security agreements, collectively with the factoring agreements referred to as the Factoring Facilities.  These Factoring Facilities give Innovo Group the ability to obtain cash by selling to CIT certain of its accounts receivable for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  The Factoring Facilities also allow Innovo Group to obtain advances for up to 50% of the value of certain eligible inventory.  Innovo Group currently obtains funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $3,750,000 of maximum availability.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Innovo Group pursuant to the Factoring Facilities.  As further assurance to enter into the Factoring Facilities, cross guarantees were executed by and among Innovo Group, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations.  Historically, Innovo Group has also needed personal guarantees to contribute to Innovo Group’s ability to obtain cash under its existing Factoring Facilities.  In October 2006, JD Holdings granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow Innovo Group to obtain additional advances under its inventory security agreement.  In connection with this security interest and guaranty, Innovo Group entered into an agreement with JD Holdings to provide protection to JD Holdings through the potential issuance of a maximum of 6,834,347 shares of its common stock as collateral for the non-recourse guaranty and security interest granted to CIT.

As of August 25, 2007, Innovo Group’s availability with CIT was approximately $322,000 under the accounts receivable agreements after use of all available funds under its inventory security agreements.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.  With the sale and cessation of operations for certain divisions and business lines, Innovo Group is primarily using the Factoring Facilities of its Joe’s Jeans subsidiary.

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

The factoring rate that Innovo Group pays to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which Innovo Group bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25% plus the Chase prime rate.  As of August 25, 2007, the Chase prime rate was 8.25%.

In addition, in the event Innovo Group needs additional funds, Innovo Group has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to availability under the Factoring Facilities.

As of August 25, 2007, Innovo Group had a net loan balance of $2,717,000 due to CIT and five letters of credit in the amount of $58,000 outstanding.  As of November 25, 2006, Innovo Group had a net loan balance of $1,585,000 due to CIT and one letter of credit in the amount of $75,000 outstanding.

NOTE 7 — EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Basic Earnings per share Computation:
Numerator:
Income (loss) from continuing operations	$913	$(429)	$1,162	$(7,056)
Loss from discontinued operations	—	(95)	—	(2,138)
Net income (loss)	$913	$(524)	$1,162	$(9,194)

Denominator:
Weighted average common shares outstanding	43,662	34,343	41,385	33,691

Income (loss) per Common Share - Basic
Income (loss) from continuing operations	$0.02	$(0.01)	$0.03	$(0.21)
Loss from discontinued operations	—	(0.00)	—	(0.06)
Net income (loss)	$0.02	$(0.01)	$0.03	$(0.27)

Diluted Earnings per share Computation:
Numerator:
Income (loss) from continuing operations	$913	$(429)	$1,162	$(7,056)
Loss from discontinued operations	—	(95)	—	(2,138)
Net income (loss)	$913	$(524)	$1,162	$(9,194)

Denominator:
Weighted average common shares outstanding	43,662	34,343	41,385	33,691
Effect of dilutive securities:
Options and warrants	1,879	—	1,297	—
Dilutive potential common shares	45,541	34,343	42,682	33,691

Income (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$0.02	$(0.01)	$0.03	$(0.21)
Loss from discontinued operations	—	(0.00)	—	(0.06)
Net income (loss)	$0.02	$(0.01)	$0.03	$(0.27)

As of August 26, 2006, potentially dilutive options and warrants in the aggregate of 4,720,629 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

NOTE 8 — INCOME TAXES

Innovo Group uses the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected more likely than not to be realized. The likelihood of a material change in Innovo Group’s expected realization of these assets depends on our ability to generate sufficient future taxable income. Innovo Group’s ability to generate sufficient taxable income to utilize its deferred tax assets depends on many factors, among which is its ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of Innovo Group’s tax planning strategies and reversing deferred tax liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, or FIN 48. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Innovo Group expects to adopt the provisions of FIN 48 at the beginning of its next fiscal year.  Upon adoption, Innovo Group does not expect any adjustment in the amount of unrecognized tax benefits.  Innovo Group’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

As of November 25, 2006, Innovo Group had federal net operating loss, or NOL, carryforwards of approximately $81.8 million.  The federal tax net operating loss carryforwards represent a significant component of Innovo Group’s deferred tax assets. Due to uncertainties surrounding Innovo Group’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset.  Additionally, the future utilization of Innovo Group’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

NOTE 9 — STOCKHOLDERS’ EQUITY

Recent Issuances of Common Stock

In December 2006, Innovo Group issued 6,834,347 shares of its common stock at a purchase price of $0.53 per share, two warrants to purchase up to 2,050,304 shares of common stock each with an exercise price of $0.58 per share and one warrant to purchase up to 125,000 shares of common stock with an exercise price of $0.66 per share in a private placement transaction.  See “Note 11- Private Placement Transactions” for a further discussion of this equity financing transaction.

On June 27, 2007, Innovo Group entered into another private placement transaction and issued 1,600,000 shares of its common stock at a purchase price of $1.25 per shares and two warrants to purchase up to 480,000 shares of its common stock with an exercise price of $1.36 per share.  See “Note 11- Private Placement Transactions” for a further discussion of this equity financing transaction.

On June 27, 2007, Innovo Group received notices from two holders of warrants that they were exercising certain previously issued warrants.  As a result, Innovo Group issued 2,050,304 shares of its common stock and received gross proceeds of $1,189,000 in connection with the warrant exercise.

Warrants

Innovo Group has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services.  In December 2006, in connection with the equity financing private placement transaction, Innovo Group issued two warrants to purchase up to 2,050,304 common stock each with an exercise price of $0.58 per share and one warrant to purchase up to 125,000 shares of common stock with an exercise price of $0.66 per share.  In June 2007, Innovo Group issued two warrants to purchase up to 480,000 shares of its common stock with an exercise price of $1.36 per share. See “Note 11- Private Placement Transactions” for a further discussion of this equity financing transaction.  Except for the warrants issued in the June 2007 private placement transaction, all warrants are currently exercisable.   The warrants issued in the June 2007 private placement transaction are first exercisable on December 25, 2007.  As of August 25, 2007, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$4.50	200,000	June 2003	June 2008
3.62	17,500	August 2003	August 2008
4.00	373,333	November 2003	November 2008
1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012
	1,383,333

Stock Option Plans

In March 2000, Innovo Group adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  The exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  On May 12, 2006, 1,050,000 options were forfeited by employees under the 2000 Employee Plan.  As of August 25, 2007, options to purchase up to 200,000 shares remained outstanding under the 2000 Employee Plan.  These options will expire, if unexercised, on December 11, 2007.

In September 2000, Innovo Group adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expire ten years after the date of grant.  The exercise price was set at 50% of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Innovo Group stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.  As of August 25, 2007, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.  These options expire, if unexercised, on dates ranging from 2010 to 2013.

On June 3, 2004, Innovo Group’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and on June 9, 2005, Innovo Group’s stockholders amended it to increase the number of shares authorized for issuance to 4,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants.  The 2004 Incentive Plan limits the number of shares that can be granted to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Innovo Group’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of stock options upon a change of control of Innovo Group as well as a provision that allows forfeited or unexercised options that have expired to be available again for future issuance.  During the second quarter of fiscal 2006, Innovo Group granted options to purchase up to 1,500,000 shares of its common stock to its directors and employees pursuant to the 2004 Stock Incentive Plan.  In May 2006, Innovo Group’s Compensation Committee of its Board of Directors approved a direct amendment under the terms of the 2004 Stock Incentive Plan to reduce the exercise price for certain previously granted options for certain participants to $1.02, which was the closing price on May 12, 2006.  In addition, two employees forfeited previous option grants to purchase 1,050,000 shares of common stock pursuant to the 2000 Employee Stock Incentive Plan in exchange for a grant of new options pursuant to the 2004 Stock Incentive Plan.  As of August 25, 2007, 676,839 shares remain available for issuance under the 2004 Incentive Plan.

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

The following summarizes option grants to members of the Board of Directors for the fiscal years 2002 through third quarter of 2007 (in actual amounts):

	August 25, 2007
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—

Stock option activity, including grants to members of the Board of Directors, during the periods indicated is as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 25, 2006	4,092,296	$1.68
Granted	—	—
Exercised	(291,250)	0.90
Expired	—	—
Forfeited	(200,000)	1.02	—	—
Outstanding at August 25, 2007	3,601,046	$1.78	7.2	$1,913,304

Exercisable and vested at August 25, 2007	3,519,796	$1.81	7.2	$1,786,554

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	1,500,000	1.02
Exercised	—	—
Expired	—	—
Forfeited	(1,681,667)	(2.24)	—	—
Outstanding at August 26, 2006	3,942,296	$1.73	8.2	$—

Exercisable and vested at August 26, 2006	3,942,296	$1.73	8.2	$—

Weighted average per option fair value of options granted during the year		$0.35

Exercise prices for options outstanding as of August 25, 2007 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life	Number of options vested	Weighted-Average Remaining Contractual Life

$0.39 - $0.40	190,064	6.0	108,814	3.6
$1.00 - $1.02	2,090,000	8.0	2,090,000	8.0
$1.27 - $1.30	60,982	5.5	60,982	5.5
$1.58 - $1.63	610,000	7.0	610,000	7.0
$2.40	200,000	0.3	200,000	0.3
$5.91	450,000	7.8	450,000	7.8

	3,601,046	7.2	3,519,796	7.2

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan

Outstanding at November 25, 2006	4,092,296	3,688,750	200,000	203,546
Granted	—	—	—	—
Exercised	(291,250)	(291,250)	—	—
Forfeited / Cancelled	(200,000)	(200,000)	—	—
Outstanding at August 25, 2007	3,601,046	3,197,500	200,000	203,546

Exercisable at August 25, 2007	3,519,796	3,116,250	200,000	203,546

The total fair values of options vesting during the three months ended August 25, 2007 and August 26, 2006 were $4,875 and $10,151, respectively, and during the nine months ended August 25, 2007 and August 26, 2006 were $14,625 and $636,628, respectively.  The aggregate intrinsic value of options vested at August 25, 2007 was $1,787,000.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Engagement of Piper Jaffray & Co.

On February 24, 2006, Innovo Group entered into an engagement letter with Piper Jaffray & Co., or Piper, pursuant to which Piper agreed to provide certain consulting services to Innovo Group and its Board of Directors relating to, among other things, reviewing, analyzing, presenting and assisting with strategic and financial alternatives for Innovo Group.  Under the terms of the agreement, Innovo Group paid to Piper a non-refundable retainer fee of $50,000, which would have been credited against a Transaction Fee (as defined in the Agreement), if any.  Since Innovo Group did not consummate a transaction during the term of the Agreement, Innovo Group is obligated to pay to Piper a termination fee of $200,000, in addition to the retainer fee previously paid.  However, if a transaction is entered into within a year after termination, then

Innovo Group is obligated to pay Piper a transaction fee that is equal to 2.75% of the aggregate transaction value.  The agreement automatically terminated on February 24, 2007.  Innovo Group amortized the $200,000 termination fee over the twelve month period of the expected life of the contract during which services were performed and as of August 25, 2007, $150,000 remained outstanding.

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

In exchange for JD Holdings agreeing to provide this grant of a security interest to CIT, Innovo Group entered into a Collateral Protection Agreement, or CPA, with JD Holdings to provide additional consideration to JD Holdings in the event that the guaranty is called upon or CIT enforces its security interest in the collateral.  The CPA, as amended, states that in the event (i) there is a default by Innovo Group under its Factoring Facilities which remains uncured for a period of thirty (30) days from written notice by CIT, (ii) demand is made to JD Holdings by CIT under the guaranty and demand is not withdrawn within 10 days of the date of receipt of such demand by JD Holdings, (iii) CIT commences an action to enforce its security interest in the collateral, (iv) there is a materially false, misleading, erroneous or incorrect representation or warranty made by Innovo Group under or in connection with the CPA; or (v) Innovo Group fails to perform or observe any term, covenant or undertaking in the CPA, or collectively, an Event of Default, then Innovo Group will be obligated to issue shares of its common stock to JD Holdings as consideration for JD Holdings satisfying its obligations to CIT.  Innovo Group reserved 6,834,347 shares as the maximum number of shares that could potentially be issued under the CPA, or the Default Reserve, which represents 19.9% of its total shares outstanding, even though, after the amendment, the maximum number of shares that may be issued would be less.  If an Event of Default occurs, then the amount of shares to be issued would be calculated by dividing the amount owed by Innovo Group to CIT (not to exceed $2,000,000) by the greater of (i) $0.52 or (ii) the closing price of Innovo Group’s shares of common stock as reported by NASDAQ on the date that JD Holdings fulfills its obligations to CIT.

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

Innovo Group believes that the possibility of event of default is remote and therefore, an estimate for the contingent liability associated with this CPA cannot be determined at this time.  Further, if an event of default were to occur, the exact amount of the liability would be determined at that time and based upon the amount of the default, not to exceed $2,000,000.  Innovo Group expects to terminate this agreement in the fourth quarter of fiscal 2007.

NOTE 11 - PRIVATE PLACEMENT TRANSACTIONS

In December 2006, Innovo Group consummated a private placement of its common stock and warrants to purchase common stock to two “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  The proceeds from the transaction were used for general working capital purposes.  The transaction raised gross proceeds of approximately $3,623,000 initially and is expected to raise approximately $4,811,000 assuming the full exercise of all of the warrants issued.

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

Innovo Group used the Black-Scholes pricing model to determine the fair value of each of the warrants granted in connection with this transaction.  Innovo Group determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, a volatility rate of 82.80% and 82.84%, respectively, based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 4.56% and an expected life of 5 years.  The aggregate fair value of $56,000 of the 125,000 warrants issued was treated as a deal cost.  In addition, Innovo Group incurred $29,000 in other transaction costs.  All transaction costs to date have been charged against the gross proceeds and the net proceeds of $3,594,000 were allocated to the common stock and warrants based upon fair values.

In June 2007, Innovo Group consummated a private placement transaction on similar terms and conditions described above.  The June 2007 transaction raised gross proceeds of approximately $2,000,000 initially and Innovo Group expects to raise an additional $653,000 assuming the full exercise of all of the warrants.  The warrants issued have the same features as described above and are first exercisable on December 25, 2007.  Innovo Group also used the Black-Scholes pricing model to determine the fair value of each of the warrants granted in connection with this transaction.  Innovo Group determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, a volatility rate of 88.73% based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 5.03% and an expected life of 5 years.  Innovo Group incurred $70,000 in other transaction costs.  All transaction costs to date have been charged against the gross proceeds and the net proceeds of $1,930,000 were allocated to the common stock and warrants based upon fair values.

NOTE 12 - DISSOLUTION OF MASTER DISTRIBUTION AGREEMENT

On February 1, 2007, Innovo Group and its international distributor, Beyond Blue Inc., or BBI, mutually agreed to dissolve the master distribution agreement pursuant to which BBI distributed Innovo Group’s Joe’s® products internationally.  Under the terms of the dissolution, Innovo Group has been assigned the rights associated with the sub-distributors in various countries.  The parties each reserved certain rights under the master agreement in an effort to resolve outstanding issues related to each party’s obligations.  On July 3, 2007, Innovo Group and BBI entered into a settlement agreement for all outstanding issues.  In connection with the settlement agreement, BBI paid Innovo Group $200,000 on August 1, 2007 in exchange for the dismissal of certain lawsuits and arbitration claims filed by the parties.  As a result of this settlement, Innovo Group reserved the balance of the BBI receivable in the amount of $1,483,000 in the second quarter of fiscal 2007 and this amount was offset against the reserve in the third quarter of fiscal 2007.

NOTE 13 - JD HOLDINGS TRANSACTION

On February 6, 2007, Innovo Group entered into a merger agreement with JD Holdings, the successor in interest to JD Design and on June 25, 2007, the parties amended the terms of the transaction.  Under the new terms, in exchange for the right to the Joe’s® brand and subject to approval by its stockholders, Innovo Group expects to issue to JD Holdings 14,000,000 shares of its common stock, $300,000 in cash and enter into an employment agreement with Joe Dahan, the sole stockholder of JD Holdings.  As additional consideration, for 120 months following the closing date, Mr. Dahan will have the right to receive certain percentages of gross profit earned by Innovo Group with no payment in the event the gross profit is not above $11,250,000.  In the event that the merger is approved, the license agreement will terminate and Innovo Group will own all rights, title to and interest in the brand and the marks.  Innovo Group has scheduled its stockholders’ meeting for October 11, 2007 to vote on this and other matters.

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

The following discussion provides information and analysis of our results of operations for the three and nine month periods ended August 25, 2007 and August 26, 2006, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine month periods ended August 25, 2007 and August 26, 2006.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

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

Fiscal 2006 commenced a transition period for us.  Beginning in 2004 with our exit from urban branded apparel and through 2006, we re-evaluated our various license agreements and segments of operations.  In May 2005, we sold the remaining assets of our craft and accessory business segment operated under our Innovo Inc. subsidiary.  In July 2005, we terminated the license agreement associated with the Betsey Johnson® brand.  Thereafter, we decided to focus our operations on our Joe’s® brand and exit the operation of our other branded labels such as indie™ and Betsey Johnson®.  In addition, we divested ourselves of our private label division in May 2006 when we sold certain of the assets where we made denim apparel products for mass-market retailers such as American Eagle Outfitters Inc. and Target Corporation.  Throughout the course of the 2006 fiscal year, we sold almost all of the remaining indie™ and Betsey Johnson® inventory to focus on our Joe’s® business.  Further, in the third quarter of fiscal 2006, we began operating under an agreement with Pixior LLC, or Pixior, a Los Angeles-based distribution company, to outsource our product fulfillment services, including our warehousing, distribution and customer service needs for our products.  By outsourcing these services, we have been able to reduce our overhead and expect to reduce certain selling, general and administrative expenses associated with our continuing operations.

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

During fiscal 2004 and 2005, we launched and terminated several branded apparel lines which were sources of revenue for us during certain points, such as Fetish™, Shago®, Betsey Johnson® and indie™.  In May 2005, we sold certain assets related to our craft and accessory segment of operations and in May 2006, we sold certain assets of our private label business and are classified as part of our discontinued operations.  As a result, our continuing operations for fiscal 2006 include net sales of our Joe’s Jeans® brand, as well as net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  They continue to be reflected in our overall net sales for prior periods presented even though there are no sales to report or to compare our results of operations for fiscal 2007.  As a result of disposition of assets and termination of various branded apparel lines, our current and future business differs from our past operations.  Results of operations related to our Joe’s® brand is the only consistent item through all periods presented.

In fiscal 2007, we raised approximately $5,623,000 in gross proceeds through two private placements of common stock and warrants to accredited investors.  In June 2007, we also received approximately $1,189,000 through the exercise of these previously issued warrants to purchase common stock.  To solidify our focus on our Joe’s® branded apparel line, in February 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we license the Joe’s® brand and in June 2007, we entered into an amendment to the merger agreement.  The merger is subject to the approval of our stockholders, but in the event that it is approved, we would own all right, title and interest to the Joe’s® brand and marks.  In exchange for all of the rights to the Joe’s® brand and subject to approval by our stockholders, we will issue to JD Holdings 14,000,000 shares of our common stock, pay $300,000 in cash and pay an earn out for ten years based upon achievement of certain gross profit thresholds.  We will also enter into an employment agreement with Joe Dahan, the principal designer of the Joe’s® brand and sole stockholder of JD Holdings.  This merger, if approved, would allow us the unrestricted right to control the direction of the Joe’s® brand and ourselves, including licensing opportunities and give us reassurance that no license-related issues could potentially hamper our operations.  For purposes of this Quarterly Report on Form 10-Q, any previous transactions with JD Design will utilize the name JD Holdings as its successor.  Our stockholders’ meeting to vote on this and other matters is scheduled for October 11, 2007.

We also announced that we entered into a license agreement with the Betesh Group to be effective upon completion of the merger agreement for the worldwide license to produce and sell handbags, belts and small leather goods, such as wallets, for men and women bearing the Joe’s® brand. We will receive a royalty of 10% on net sales of these products subject to certain minimums.  The initial term of the license after it becomes effective will be through December 31, 2010 with certain renewal rights.  Further, in February 2007 we dissolved our international distribution agreement with our international distributor, Beyond Blue Inc., or BBI, and in July 2007, entered into a settlement agreement with BBI.  As a result, we are internally evaluating our options with respect to our international business and are reviewing our relationships with various agents and distributors in the international marketplace to create a strategy to improve and grow international sales.  In connection with our strategy to improve our international business, we engaged consultants in Europe, opened a small branch office in Paris in August 2007 to facilitate European orders and entered into a three-year, exclusive distribution and non-exclusive license agreement with Itochu Corporation to distribute and license our Joe’s® products in the Japanese market in May 2007.

During the third quarter of fiscal 2007, we continued our focus on our Joe’s® brand and experienced a sales growth of approximately 27% and domestic growth of approximately 32%.  We are pleased to see this level of sales growth between these two comparative periods and our domestic growth resulted from increases in sales volume from both retail and specialty stores carrying our products.  We believe improvements in production and delivery schedules have attributed to our ability to sustain growth for the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006.

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	August 25, 2007	August 26, 2006	$ Change	% Change

Net sales	$15,708	$12,448	$3,260	26%
Cost of goods sold	9,123	7,485	1,638	22%
Gross profit	6,585	4,963	1,622	33%
Gross margin	42%	40%

Selling, general & administrative	5,335	5,168	167	3%
Depreciation & amortization	91	78	13	17%
Income (loss) from continuing operations	1,159	(283)	1,442	(510)%

Interest expense	(203)	(133)	(70)	53%
Income (loss) from continuing operations, before taxes	956	(416)	1,372	(330)%

Income taxes	43	13	30	231%
Income (loss) from continuing operations	913	(429)	1,342	(313)%

Loss from discontinued operations, net of tax	—	(95)	95	100%

Net income (loss)	$913	$(524)	$1,437	(274)%

Comparison of Three Months Ended August 25, 2007 to Three Months Ended August 26, 2006

Three Months Ended August 25, 2007 Overview

For the three months ended August 25, 2007, or the third quarter of fiscal 2007, our net sales increased to $15,708,000 from $12,448,000 for the three months ended August 26, 2006, or the third quarter fiscal 2006, a 26% increase.  We generated income from continuing operations of $913,000 compared to a loss from continuing operations of $429,000 for the third quarter of fiscal 2006.

The primary reasons for income from continuing operations from the third quarter of fiscal 2007 compared to a loss from continuing operations in the third quarter of fiscal 2006 were the following:

•                                        An increase of 27% in net sales of our Joe’s® products due to increases in department and specialty stores orders and doors carrying our products;

•                                        An increase of 34% in our gross profit of our Joe’s® products partially due to increasing our net sales, shifting to a larger percentage of our production to a lower cost facility in Mexico and eliminating our other branded apparel lines during fiscal 2006; and

•                                        Maintaining selling, general and administrative expenses at a level consistent with the prior year comparative period while increasing net sales and gross profit.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Three months ended
	(dollar values in thousands)
	August 25, 2007	August 26, 2006	Change	% Change
Net Sales
Joe’s Jeans	$15,708	$12,371	$3,337	27%
Other branded	—	77	(77)	(100)%
	$15,708	$12,448	$3,260	26

Gross Profit
Joe’s Jeans	$6,585	$4,907	$1,678	34%
Other branded	—	56	(56)	(100)%
	$6,585	$4,963	$1,622	33

Gross Margin
Joe’s Jeans	42%	40%
Other branded	—	73%
Overall	42%	40%

Net Sales

Our net sales increased to $15,708,000 for the third quarter of fiscal 2007 from $12,448,000 for the third quarter of fiscal 2006, a 26% increase.

Joe’s Jeans®

Our net sales of our Joe’s® branded apparel products increased to $15,708,000 for the third quarter of fiscal 2007 from $12,371,000 for the third quarter of fiscal 2006, a 27% increase.  This increase can be attributed to a continued strong demand for denim apparel products in the marketplace coupled with continued acceptance for our Joe’s® products as well as growth in our men’s line.  As a result of increased brand acceptance and awareness of our Joe’s® products, in the third quarter of fiscal 2007, we continued to experience growth in the number of department store “doors” carrying our products, as well as increases in the average inventory per door as we increased the number of retailers participating in our replenishment program for our core basic styles offered continuously throughout the year.  We experienced growth in sales volume from both retail and specialty stores carrying our products.

Domestic sales increased to $14,759,000 in the third quarter of fiscal 2007 from $11,142,000 in the third quarter of fiscal 2006, or a 32% increase.  International net sales of our Joe’s Jeans® products decreased to $949,000 in the third quarter of fiscal 2007 from $1,229,000 in the third quarter of fiscal 2006, or a 23% decrease.  We are continuing to evaluate our options with respect to our international business to create a strategy to improve and grow our international sales after the termination of our master international sales and distribution agreement in February 2007.  Since the termination of the agreement, we have continued to sell to our international customers on a purchase order basis.  We are working with new and existing agents and distributors internationally to implement a strategy for our international business.  In connection with our strategy to improve our international business, we engaged consultants in Europe, opened a small branch office in Paris in August 2007 to facilitate European orders and entered into a three-year, exclusive distribution and non-exclusive license agreement with Itochu Corporation to distribute and license our Joe’s® products in the Japanese market in May 2007.

Our 32% increase in our domestic sales included approximately $1,489,000 in net sales attributable to our men’s product line, which we first began shipping in the first quarter of fiscal 2006 compared to $564,000 for the third quarter of fiscal 2006.  In addition, we received $24,000 of royalty income associated with approximately $488,000 in net sales of Joe’s children’s branded apparel line for the third quarter of fiscal 2007 compared to $14,000 associated with approximately $280,000 in net sales of Joe’s children’s branded apparel line for the third quarter of fiscal 2006.

Other Branded Apparel

We did not have any net sales of other branded apparel for third quarter of fiscal 2007 compared to net sales for the third quarter of fiscal 2006 of $77,000.  Our net sales of other branded label products in the third quarter of fiscal 2006 consisted of indie™ and Betsey Johnson® products, which we decided to terminate and cease operations of during fiscal 2006.  During the fourth quarter of fiscal 2006, we sold all remaining inventory related to these other branded apparel lines.

Gross Profit

Our gross profit increased to $6,585,000 for the third quarter of fiscal 2007 from $4,963,000 for the third quarter of fiscal 2006, a 33% increase.  Our overall gross margin increased to 42% for the third quarter of fiscal 2007 from 40% for the third quarter of fiscal 2006, a 2 percentage point increase.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $6,585,000 for the third quarter of fiscal 2007 from a gross profit of $4,907,000 for the third quarter of fiscal 2006, a 34% increase.  Our gross margin percentage for our Joe’s Jeans® brand increased to 42% for the third quarter of fiscal 2007 from 40% for the third quarter of fiscal 2006, a 2 percentage point increase.

The increase in our Joe’s Jeans® branded apparel gross profit and gross margin percentage was primarily due to the 27% increase in net sales coupled with improvement in production schedules and shifting a greater percentage of our production requirements to a lower cost facility in Mexico from the United States.

Other Branded Apparel

We did not have any gross profit for our other branded apparel for the third quarter of fiscal 2007 compared to a gross profit of $56,000 for the third quarter of fiscal 2006.  Due to our decision to terminate and cease operations of our other branded apparel lines during fiscal 2006, in the second quarter of fiscal 2006, we recorded a write down of $469,000 for remaining raw materials for indie™ apparel that we did not produce.  As a result, net sales of indie™ and Betsey Johnson® products were sold at higher than estimated values to liquidate remaining inventory and resulted in gross profit increases that positively affected our overall performance for the comparative periods.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $5,335,000 for the third quarter of fiscal 2007 from $5,168,000 for the third quarter of fiscal 2006, a 3% increase.

The SG&A increase in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 is largely a result of the following factors: (i) an increase of $167,000 in royalties and commissions due to our growth in net sales; (ii) an increase of $76,000 in professional fees due to fees incurred in connection with public company compliance related services; (iii) an increase of $82,000 in sample expenses to support our growing collection of products; and (iv) an increase of $23,000 in facilities and distribution expenses associated outsourcing product fulfillment responsibilities to Pixior.

The increases in our SG&A expenses were offset by the following factors:  (i) a decrease of $80,000 in employee and temporary labor related expenses due to a lower headcount in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006; and (ii) a decrease of $122,000 in advertising and related expenses due to the end of our advertising commitments in the first quarter of fiscal 2007.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $91,000 for the third quarter of fiscal 2007 from $78,000 for the third quarter of fiscal 2006, a 17% increase.  The increase was primarily attributable to depreciation associated with our purchase of property and equipment subsequent to the third quarter of fiscal 2006, which included tradeshow booths and related improvements, sewing machines and other equipment for sample production, certain leasehold improvements to support our move in July 2006 to the shared facility, computers and office equipment.

Interest Expense

Our combined interest expense increased to $203,000 for the third quarter of fiscal 2007 from $133,000 for the third quarter of fiscal 2006, a 53% increase.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Income (Loss) from Continuing Operations

We generated income from continuing operations of $913,000 for the third quarter of fiscal 2007 compared to a loss from continuing operations of $429,000 for the third quarter of fiscal 2006.  We generated income from continuing operations for our third quarter of fiscal 2007 compared to a loss from continuing operations in our third quarter of fiscal 2006 as a result of the following factors:

•                                        An increase of 27% in net sales of our Joe’s® products due to increases in department and specialty stores orders and doors carrying our products;

•                                        An increase of 34% in our gross profit of our Joe’s® products partially due to increasing our net sales, shifting to a larger percentage of our production to a lower cost facility in Mexico and eliminating our other branded apparel lines during fiscal 2006; and

•                                        Maintaining selling, general and administrative expenses at a level consistent with the prior year comparative period while increasing net sales and gross profit.

Comparison of Nine Months Ended August 25, 2007 to Nine Months Ended August 26, 2006

Nine Months Ended August 25, 2007 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 25, 2007	August 26, 2006	$ Change	% Change

Net sales	$44,693	$32,662	$12,031	37%
Cost of goods sold	25,664	22,648	3,016	13%
Gross profit	19,029	10,014	9,015	90%
Gross margin	43%	31%

Selling, general & administrative	16,922	16,396	526	3%
Depreciation & amortization	266	200	66	33%
Income (loss) from continuing operations	1,841	(6,582)	8,423	(128)%

Interest expense	(598)	(378)	(220)	58%
Other expense	(25)	(68)	43	(63)%
Income (loss) from continuing operations, before taxes	1,218	(7,028)	8,246	(117)%

Income taxes	56	28	28	100%
Income (loss) from continuing operations	1,162	(7,056)	8,218	(116)%

Loss from discontinued operations, net of tax	—	(2,138)	2,138	100%

Net income (loss)	$1,162	$(9,194)	$10,356	(113)%

Results of Continuing Operations

For the nine months ended August 25, 2007, our net sales increased to $44,693,000 from $32,662,000 for the nine months ended August 26, 2006, a 37% increase.  We generated income from continuing operations of $1,162,000 for the nine months ended August 25, 2007 compared to a loss from continuing operations of $7,056,000 for the nine months ended August 26, 2006.

The primary reasons for generating income from continuing operations for the nine months ended August 25, 2007 compared to a loss from continuing operations for the nine months ended August 26, 2006 were the following:

•                                        An increase of 43% in net sales of our Joe’s® products due to increases in department and specialty stores orders and doors carrying our products;

•                                        An increase of 66% in our gross profit of our Joe’s® products partially due to increasing our net sales, shifting to a larger percentage of our production to a lower cost facility in Mexico and eliminating our other branded apparel lines during fiscal 2006; and

•                                        Maintaining selling, general and administrative expenses at a level consistent with the prior year comparative period while increasing net sales and gross profit.

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	Nine months ended
	(dollar values in thousands)
	August 25, 2007	August 26, 2006	Change	% Change
Net Sales
Joe’s Jeans	$44,693	$31,305	$13,388	43%
Other branded	—	1,357	(1,357)	(100)%
	$44,693	$32,662	$12,031	37%

Gross Profit
Joe’s Jeans	$19,029	$11,492	$7,537	66%
Other branded	—	(1,478)	1,478	(100)%
	$19,029	$10,014	$9,015	90%

Gross Margin
Joe’s Jeans	43%	37%
Other branded	—	(109)%
Overall	43%	31%

Net Sales

Our net sales increased to $44,693,000 for the nine months ended August 25, 2007 from $32,662,000 for the nine months ended August 26, 2006, a 37% increase.

Joe’s Jeans®

Our net sales of our Joe’s Jeans® branded apparel increased to $44,693,000 for the nine months ended August 25, 2007 from $31,305,000 for the nine months ended August 26, 2006, a 43% increase.  The increase can be attributed to continued brand acceptance for our Joe’s Jeans® products in the marketplace by retailers and customers during the first nine months of fiscal 2007.  International net sales of our Joe’s Jeans® products increased to $2,513,000 for the nine months ended August 25, 2007 from $2,435,000 in the nine months ended August 26, 2006, or a 3% increase.  Domestic net sales increased to $42,180,000 for the nine months ended August 25, 2007 from $28,792,000 in the nine months ended August 26, 2006, or a 46% increase.  Our 43% increase in our domestic sales included approximately $3,566,000 in net sales attributable to our men’s product line, which we first began shipping in the first quarter of fiscal 2006 compared to $1,068,000 for the nine months ended August 26, 2006.  Included in our domestic net sales for the nine months ended August 26, 2006 was $2,562,000 of sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year-end.  In addition, we received $60,000 of royalty income associated with approximately $1,200,000 in net sales of Joe’s children’s branded apparel line in the nine months ended August 25, 2007 compared to $40,000 of royalty income associated with approximately $800,000 in net sales of Joe’s children’s branded apparel line for the nine months ended August 26, 2006.

Other Branded Apparel

Net sales of our other branded apparel products for the nine months ended August 26, 2006 were represented by net sales from indie™, and to a limited extent, Betsey Johnson®.  We had no net sales of other branded label products for the nine months ended August 25, 2007 compared to $1,357,000 in the nine months ended August 26, 2006.

Gross Profit

Our overall gross profit increased to $19,029,000 for the nine months ended August 25, 2007 from $10,014,000 for the nine months ended August 26, 2006, an 90% increase.  Our overall gross margin increased to 43% for the nine months ended August 25, 2007 from 31% for the nine months ended August 26, 2006, a 12 percentage point increase.

Joe’s Jeans®

Gross profit for our Joe’s Jeans® brand increased to $19,029,000 for the nine months ended August 25, 2007 from $11,492,000 for the nine months ended August 26, 2006, a 66% increase.  Our gross margin percentage for our Joe’s Jeans® brand increased to 43% for the nine months ended August 25, 2007 from 37% for the nine months ended August 26, 2006, an 6 percentage point increase.

The increase in our Joe’s Jeans® branded apparel gross margin percentage was primarily due to our increase in net sales coupled with improvement in production schedules and shifting a greater percentage of our production requirements to a lower cost facility in Mexico from the United States.  In addition, in the nine months ended August 26, 2006, we had $2,562,000 of sales sold at a discount in the first quarter of fiscal 2006 with little or no gross margins in order to reduce higher than normal levels of inventory remaining at year-end that negatively affected our gross margins.

Other Branded Apparel

We did not have any gross profit for our other branded apparel for the nine months ended August 25, 2007 compared to a gross profit of a negative $1,478,000 for the nine months ended August 26, 2006.  Due to our decision to terminate and cease operations of our other branded apparel lines during fiscal 2006, in the nine months ended August 26, 2006, we recorded a write down of approximately $469,000 related to existing inventory, commitments and raw materials for our indie™ and Betsey Johnson® branded apparel line and sold at a discount with little or no gross margins $77,000 of net sales of these products to liquidate remaining inventory. These actions negatively affected our gross margins for that period.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $16,922,000 for the nine months ended August 25, 2007 from $16,396,000 for the nine months ended August 26, 2006, a 3% increase.

The SG&A expenses for the nine months ended August 25, 2007 compared to the nine months ended August 26, 2006 are comparable in increases and decreases to the previous period.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $266,000 for the nine months ended August 25, 2007 from $200,000 for the nine months ended August 26, 2006, a 33% increase.  The increase was primarily attributable to greater depreciation costs associated with additional fixed assets purchased subsequent to the third quarter of fiscal 2006.  Purchases of fixed assets for fiscal 2007 were approximately $187,000  and were comprised of booths for tradeshows, computers, furniture and a telephone system to support our move to the shared facility with Pixior.

Interest Expense

Our combined interest expense increased to $598,000 for the nine months ended August 25, 2007 from $378,000 for the nine months ended August 26, 2006, a 58% increase.  Our interest expense for fiscal 2007 consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Other Expense

For the nine months ended August 25, 2007, other expense was $25,000 compared to other expense of $68,000 for the nine months ended August 26, 2006.  The other expense of $25,000 for the nine months ended August 25, 2007 is associated with a shortfall in the amount of insurance proceeds received from the loss of certain raw materials.  The other expense of $68,000 for the nine months ended August 26, 2006 is associated with the loss of certain finished goods from a cargo fire in Turkey.  We filed an insurance claim with the carrier for reimbursement of these finished goods, but were not able to recover our loss for these goods.

Income (Loss) from Continuing Operations

We generated income from continuing operations of $1,162,000 for the nine months ended August 25, 2007 compared to a loss from continuing operations of $7,056,000 for nine months ended August 26, 2006.  Our income from continuing operations for the nine months ended August 25, 2007 compared to a loss from continuing operations in the nine months ended August 26, 2006 is largely the result of the following factors:

•                                        An increase of 43% in net sales of our Joe’s® products due to increases in department and specialty stores orders and doors carrying our products;

•                                        An increase of 66% in our gross profit of our Joe’s®  products partially due to increasing our net sales, shifting to a larger percentage of our production to a lower cost facility in Mexico and eliminating our other branded apparel lines during fiscal 2006; and

•                                        Maintaining selling, general and administrative expenses at a level consistent with the prior year comparative period while increasing net sales and gross profit.

Discontinued Operations

Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  As a result, in fiscal 2004, our commercial rental property consisting of four separate buildings that served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were both first classified as discontinued operations.  On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations.  In February 2006, we completed an auction of each of the four separate buildings that served as our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000.  We also repaid the remaining note payable balance of $287,000 collateralized by a first deed of trust on these buildings with the proceeds from the sale.  In connection with the sale of one of the buildings, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price.  As of August 25, 2007, no amount was outstanding related to the promissory note.

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

The following is a summary of loss and other information of the discontinued operations for the three and nine months ended August 26, 2006.  There was no loss and other information of the discontinued operations for the three and nine months ended August 25, 2007.

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total

Three months ended August 26, 2006
Net sales	$482	$—	$—	$482
Pre-tax loss from operations	(14)	—	—	(14)
Loss on sale of assets	(81)	—	—	(81)
Discontinued operations, net of tax	$(95)	$—	$—	$(95)

Nine months ended August 26, 2006
Net sales	$20,483	$—	$—	$20,483
Pre-tax income (loss) from operations	498	(4)	(34)	460
(Loss) gain on sale of assets	(2,614)	—	16	(2,598)
Discontinued operations, net of tax	$(2,116)	$(4)	$(18)	$(2,138)

Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) sales from accounts receivable factoring facilities and advances against inventory; (ii) trade payable credits from vendors and related parties; (iii) proceeds from equity financings conducted in December 2006 and June 2007 and (iv) cash proceeds from stock option and warrant exercises.  Cash used in continuing operating activities was $8,223,000 through the third quarter of fiscal 2007 compared to $3,187,000 of cash provided by continuing operations for the nine months of fiscal 2006.  During the period, we used cash in continuing operating activities to purchase inventory.  Our cash balance was $780,000 as of August 25, 2007.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs.  From time to time, we have conducted equity financings through private placements and obtained increases in the funds available from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties.  In December 2006 and June 2007, we conducted two equity financings through private placements and received approximately $6,713,000 in net proceeds, including proceeds from the exercise of some of the warrants issued in the financings, net of fees.

Our primary capital needs are for our operating expenses and working capital necessary to fund inventory purchases and finance extensions of our trade credit to our customers.  For the remainder of fiscal 2007, we anticipate funding operating expenses and working capital through the following: (i) using our receivable and inventory based agreements with CIT; (ii) using the proceeds from our equity financing in December 2006 and June 2007 and the exercise of warrants in June 2007; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels and operating expenses; and (v) increasing collection efforts on existing accounts receivable.

One of our primary methods to obtain the cash necessary for operating needs is through the sale of our accounts receivable pursuant to our factoring agreements and advances under our inventory security agreements, or the Factoring Facilities, with CIT.  These Factoring Facilities give us the ability to obtain cash by selling to CIT certain of our accounts receivable for up to 85% of the face amount of the receivables, on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  The Factoring Facilities also allow us to obtain advances for up to 50% of the value of certain eligible inventory.  We currently obtain funds under the Factoring Facilities at 85% of factored invoices and under the inventory security agreement up to approximately $3,750,000 of maximum availability.  CIT has the discretion to adjust or revise any limits on the amount of loans or advances made to us pursuant to the Factoring Facilities at any time.  To provide further assurance to CIT to enter into the Factoring Facilities, cross guarantees were executed by and among us, Innovo, Joe’s and IAA, to guarantee each subsidiaries’ obligations.  Historically, upon request by CIT, our Chairman, Sam Furrow, executed a personal guarantee for up to $1,000,000 that from time to time contributed to our ability to obtain cash under our existing Factoring Facilities.  In October 2006, JD Holdings granted to CIT a security interest in the Joe’s® trademarks and executed a non-recourse guaranty in favor of CIT to allow us to obtain additional advances under our inventory security agreement.  In connection with the security interest and guaranty, we entered into an agreement with JD Holdings to provide protection to JD Holdings through the potential issuance of up to 3,846,154 shares of our common stock as collateral for the non-recourse guaranty and security interest granted to CIT.  The exact amount of shares to be issued depends on the amount of the default and the lowest price the shares can be issued at is $0.52.  See “Notes to Unaudited Condensed Consolidated Financial Statements — Note 6 — Account Receivables, Inventory Advances and Due (to) Factor” and “Note 10 — Commitments and Contingencies” for further discussion of our Factoring Facilities with CIT and the Collateral Protection Agreement with JD Holdings.

As of August 25, 2007, the amount of funds available with CIT was approximately $322,000 under the accounts revceivable factoring agreements after using all available funds under our inventory security agreements.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

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

The factoring rate that we pay to CIT to factor accounts is at 0.6% for accounts which CIT bears the credit risk and 0.4% for accounts which we bear the credit risk and the interest rate associated with the Factoring Facilities is at 0.25% plus the JP Morgan Chase prime rate.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25% of the letter of credit face value with international and domestic suppliers, subject to availability on our inventory line of credit.

As of August 25, 2007, we had a net loan balance of $2,717,000 due to CIT.  We had five letters of credit in the amount of $58,000 outstanding as of August 25, 2007.

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

However, if we experience overall operating losses or require more capital for growth, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings.  We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements.  There can be no assurance that this or other financings will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our net sales or income (losses) from continuing operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future.  While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our previously filed Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The balance in the allowance for customer credits and returns for accounts receivable was $871,000 and $469,000 for the periods ended August 25, 2007 and November 25, 2006, respectively.

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

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS No. 123(R), “Share Based Payment” on November 27, 2005.  We elected the modified prospective method where prior periods are not revised for comparative purposes.  Under the fair value recognition provisions of SFAS No. 123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period.  We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions.  The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables.  These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield.  We estimate the expected life of the option by calculating the average term based upon historical experience.  We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period.  We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options.  We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero.  If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future.  At this time, we believe that our current method for accounting for stock based compensation is reasonable.  However, SFAS No. 123(R) guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement.  See “Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation” and “Note 12 — Stockholders’ Equity — Stock Option Plans” for additional discussion of SFAS No. 123(R) contained in our Annual Report.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the impact adoption may have on our results of operations or consolidated financial position.

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

Manufacturing and Distribution Relationships

During the third quarter of fiscal 2007, we purchased a significant portion of finished goods from AZT and its affiliates and obtain credit terms which we believe are favorable.  AZT and its affiliates are controlled by two of our stockholders, Hubert Guez and Paul Guez.  Beginning in the fourth quarter of fiscal 2007, we established a relationship with another independent third party manufacturing facility in Mexico.  In addition, in the third quarter of fiscal 2007, we began utilizing contractors in Morocco on a limited basis to manufacture our products.  While all of these relationships are important to our business and have intangible value to us, a loss of any of these vendors, or material changes to the terms, would not have an adverse impact on our business, as we believe that we would be able to enter into alternative sourcing relationships on similar terms.

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

Item 4.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 25, 2007, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

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

During the course of our first quarter review process, we noted certain errors related to (i) improper accounting for inventory as finished goods when actually part of work in progress, or WIP; and (ii) the improper application of our methodology for accounting for estimates related to subsequent returns reserves and finished goods inventory.  These errors resulted in adjustments to the financial statements during the review process.  Because these errors were not identified and prevented during the internal review process or detected during the corresponding control over financial reporting by management, we concluded that these control deficiencies constituted a material weakness.  Notwithstanding such ineffectiveness, our Chief Executive Officer, Chief Financial Officer and the company believe that all necessary steps have been taken to ensure the accuracy and completeness of the information presented in this periodic report and all of the prior periodic reports.  During the second and third quarter review processes, we did not experience the same errors; however, our Chief Executive Officer and Chief Financial Officer have not sufficiently determined that our remediation efforts have completely remediated all material weaknesses associated with these errors.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures and the identification of the material weaknesses discussed above in the first quarter of fiscal 2007, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act are not effective at the reasonable assurance level as of August 25, 2007.

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

In both instances, management will continue to oversee and review the necessary workpapers in accordance with the proper control procedures to prevent future similar errors.  In the beginning of June 2007, we hired a controller to fill the open position and continue to actively search for replacements to fill two additional open positions at the staff accounting level.  In August 2007, we hired a Chief Financial Officer to oversee all aspects of financial reporting and accounting departments.  We continue to use temporary consultants to assist us with day to day operational activities necessary to ensure that the proper procedures and controls are followed.  We believe that the implementation of the above remedial actions will effectively remediate the material weaknesses.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the third quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The remediation steps described above did not result in any changes to our internal control over financial reporting, just additional training, oversight and review related to the appropriate controls.

Item 4T.         Controls and Procedures.

Not Applicable.

PART II — OTHER INFORMATION

Item 1.                   Legal Proceedings.

Information required by this “Item 1. Legal Proceedings” was previously reported under “Item 1.  Legal Proceedings” in our previously filed Quarterly Report on Form 10-Q for the period ended May 26, 2007.  In connection with that disclosure, Beyond Blue, Inc., or BBI, paid $200,000 as required under the definitive Settlement Agreement and Release entered into on July 3, 2007.

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

Item 1A.          Risk Factors

There are no material changes from the risk factors previously reported in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended November 25, 2006.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

Information required by this “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” was previously reported in a Current Report on Form 8-K filed with the SEC on July 3, 2007.

Item 3.                   Defaults Upon Senior Securities.

None for the period covered by this report.

Item 4.                   Submission of Matters to a Vote of Security Holders.

On September 5, 2007, we filed with the SEC a Definitive Proxy Statement on Schedule 14A regarding the solicitation of proxies for the proposals on the ballot to be voted upon at our annual meeting of stockholders to be held on Thursday, October 11, 2007 at 9:00 am.  On or about September 7, 2007, we first mailed the notice of annual meeting, proxy statement and proxy to our common stockholders as of the record date.

Item 5.                   Other Information.

(a)                                          None for the period covered by this report.

(b)                                         There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors, including adoption of procedures by which our stockholders may recommend nominees to the our board of directors.

Item 6.                   Exhibits.

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
2.1	First Amendement to Agreement and Plan of Merger dated June 25, 2007 by and among Innovo Group Inc., Joe’s Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to Current Report on Form 8-K filed on June 26, 2007

2.2	Exhibit A to Agreement and Plan of Merger — Amended and Restated Plan of Merger	Exhibit 2.2 to Current Report on Form 8-K filed on June 26, 2007

4.1	Form of Securities Purchase Agreement dated June 27, 2007	Exhibit 4.1 to Current Report on Form 8-K filed on July 3, 2007

4.2	Form of Common Stock Purchase Warrant dated June 27, 2007	Exhibit 4.2 to Current Report on Form 8-K filed on July 3, 2007

10.1	Amended and Restated Employment Agreement by and between Innovo Group Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2	Third Amendment to Collateral Protection Agreement	Exhibit 10.2 to Current Report on Form 8-K filed on June 26, 2007

10.3	Settlement Agreement and Release with Beyond Blue Inc. dated July 3, 2007*	Exhibit 10.1 to the Current Report on Form 8-K filed on July 9, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*  We have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVO GROUP INC.

October 9, 2007	/s/	Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer),
President, and Director

October 9, 2007	/s/	Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1	First Amendement to Agreement and Plan of Merger dated June 25, 2007 by and among Innovo Group Inc., Joe’s Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to Current Report on Form 8-K filed on June 26, 2007

2.2	Exhibit A to Agreement and Plan of Merger — Amended and Restated Plan of Merger	Exhibit 2.2 to Current Report on Form 8-K filed on June 26, 2007

4.1	Form of Securities Purchase Agreement dated June 27, 2007	Exhibit 4.1 to Current Report on Form 8-K filed on July 3, 2007

4.2	Form of Common Stock Purchase Warrant dated June 27, 2007	Exhibit 4.2 to Current Report on Form 8-K filed on July 3, 2007

10.1	Amended and Restated Employment Agreement by and between Innovo Group Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2	Third Amendment to Collateral Protection Agreement	Exhibit 10.2 to Current Report on Form 8-K filed on June 26, 2007

10.3	Settlement Agreement and Release with Beyond Blue Inc. dated July 3, 2007*	Exhibit 10.1 to the Current Report on Form 8-K filed on July 9, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a under the Securities Exchange Act of 1934, as amended.)	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*  We have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.