Form 10-K
period 2007-11-30
JOE'S JEANS INC.
filed 2008-02-28
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

Commission file number: 0-18926

JOE’S JEANS INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2928178
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5901 South Eastern Avenue, Commerce, California 90040

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (323) 837-3700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value

(Title of Class)

NASDAQ Capital Market

(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market, Inc. as of May 26, 2007, was approximately $38,484,000.

The number of shares of the registrant’s common stock outstanding as of February 27, 2008 was 59,750,204.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOE’S JEANS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

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

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report.  In particular, certain risks and uncertainties that we face include, but are not limited to, risks associated with:

•                  our ability to finance our strategic plan to grow our core business and our ability to find new financing opportunities, if necessary;

•                  our ability and success in implementing our strategic plan to focus our resources on our Joe’s® brand;

•                  our ability to operate profitably and effectively manage expenses;

•                  our ability to attract and retain personnel to implement and support effectively our growth and strategic plan;

•                  our ability to identify potential licensing partners;

•                  our reliance on our Joe’s® brand to generate revenue;

•                  our ability to deliver a full collection and

•                  our ability to maintain and effectively manage relationships with vendors and third parties to whom we outsource certain of our business operations.

Since we operate in a rapidly changing environment, new risk factors can arise and it is not possible for our management to predict all such risk factors, nor can our management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report.  As used in this Annual Report, the terms “we”, “us”, “our”, “Joe’s” and “Joe’s Jeans” refer to Joe’s Jeans Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

ITEM 1.              BUSINESS

Overview

We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports-licensed and advertising specialty markets.  In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and renamed itself Innovo Group Inc.  In October 2007, we renamed ourselves Joe’s Jeans Inc.  Initially, we produced craft and accessory products for the consumer marketplace.  Since that time, we evolved from producing craft and accessory products to designing and selling apparel products.  During this transition, we moved our operations from Tennessee to Los Angeles, California.

Our principal business activity has evolved into the design, development and worldwide marketing of our Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services.  We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world.

In fiscal 2007, we continued to implement our transition plan to focus our operations on our Joe’s® brand.  Our transition plan included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories such as handbags, belts and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired the Joe’s® brand.  In exchange for all of the rights for the Joe’s® brand, we issued 14,000,000 shares of our common stock, $300,000 in cash and entered into an employment agreement with Joe Dahan, the principal designer and sole stockholder of JD Holdings.  As part of the merger consideration, we are also obligated to pay Mr. Dahan a percentage of our gross profits until 2017 above $11,251,000.  In addition to owning approximately 24 percent of our total shares outstanding, after the merger, Mr. Dahan became an executive officer and a member of our Board of Directors.

As a result of implementing our transition plan, we reported income from operations for a full fiscal year for the first time since 2002.  Our strategic plan for 2008 includes entering into lease agreements to open retail stores, improving international sales, increasing sales from our men’s collection, evaluating licensing opportunities for other product categories and enhancing the quality, fit and products available in our collection beyond denim bottoms.  By expanding our product offerings and opening retail stores, these two initiatives will complement each other by giving us an avenue to showcase products other than denim bottoms while helping boost sales.  In January 2008, we entered into our first lease for retail space at Woodbury Common Premium Outlets® in Central Valley, New York.  The outlet center is approximately 50 miles outside of New York City.  We expect to open the store in the fall of 2008.  An outlet center will also allow us to test our ability to open retail stores plus give us an alternative distribution channel to sell our overstock or slow moving items at better profit margins; however, we may be able to enter into other retail leases that will allow us to open stores earlier than fall of 2008. To improve our international sales, we hired two consultants based in Europe to assist us in entering into agent and distribution agreements worldwide.  In addition, we have been focusing on designing an entire collection of products, including, denim and non-denim bottoms, tops, jackets and dresses.

Principal Products and Revenue Sources

Our principal apparel products bear the Joe’s® brand.  Historically, we have also produced private label denim and other branded denim and denim-related apparel products bearing the indie™, Betsey Johnson®, Fetish™ and Shago® mark.  Since the sale in May 2006 of certain assets of our private label business and subsequent classification as a discontinued operation, our continuing operations for fiscal 2006 and 2005 include net sales of our Joe’s® brand and net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  These brands are reflected in our overall net sales even though the brands are not part of our continuing operations beyond the relevant time periods.  We also sold the assets of our craft and accessory business operated under our Innovo subsidiary in May 2005 and reported that subsidiary as a discontinued operation as of fiscal 2004.  For the previous three fiscal years, our net sales from continuing operations were as follows:

	(in thousands)
	2007	2006	2005
Net Sales
Joe’s Jeans	$62,767	$45,264	$33,304
Other branded	—	1,369	2,616
	$62,767	$46,633	$35,920

Joe’s®

In fiscal 2007, 2006 and 2005, our Joe’s® brand represented approximately 100 percent, 97 percent and 93 percent, respectively, of our total net sales from continuing operations.  This increase in percentage of overall net sales attributable to our Joe’s® brand is indicative of our decision to focus our resources on our Joe’s® brand and the reclassification of certain operations as discontinued.

Our Joe’s® product line includes women’s, men’s and children’s denim jeans, pants, shirts, sweaters, jackets and other apparel products.  Joe’s® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors or agents in the various countries.  Joe’s ® women’s product line represents our largest source of revenue and consists primarily of denim jeans in a variety of different fits, fabrics, washes and detailing.  Every season, we offer certain core basic styles in addition to new ones to appeal to trendsetters and fashion-forward consumers.  We believe our attention to fitting different body styles gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs.  We have branded the different fit styles so that the consumer can differentiate and choose from the variety carried by the retailer.  Our fit styles currently include:

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

In the first quarter of fiscal 2006, Joe’s® re-launched its men’s denim line.  We carried over the concept from our women’s line of offering a variety of different fits, fabrics, washes and detailing in our product selection.  Similar to our women’s line, we offer certain core basic styles every season in addition to new styles in our men’s line.  We also brand the fit styles, which include the Brixton, the Classic, the Rebel and the Rocker.

Children’s product offerings bearing the Joe’s® brand first began selling in the first quarter of fiscal 2006.  In connection with the merger, we reacquired the rights for the children’s brand which we had previously licensed back to JD Holdings.  Children’s product offerings include basic denim bottoms, tops, t-shirts and jackets for infants, toddlers, girls’ and boys’ sizes.

Product Design, Development and Sourcing

Our product development for our Joe’s® brand is managed internally by a team of designers led by Joe Dahan, our Creative Director.  This design team is responsible for the creation, development and coordination of the product group offerings within each collection.  Joe’s® typically develops four collections per year for spring, summer, fall and holiday, with certain core basic styles offered throughout the year.  Joe Dahan is an instrumental part of Joe’s® design process.  When we acquired the Joe’s® brand , we also entered into an employment agreement with Joe Dahan.  However, the loss of Joe Dahan as an employee would not change any rights we have to our Joe’s® brand. While his current employment agreement contains customary provisions related to continued employment, we believe that should Mr. Dahan’s employment terminate, we would be able to find alternative sources for the development and design of Joe’s® products.  See “Risk Factors — In order to implement our strategic plan, we will have to attract and retain talented personnel.  Further, our future success depends on our ability to retain our key employees, including our chief executive officer and creative director.”

We currently rely on third party manufacturers to manufacture all of our products for distribution.  Our manufacturers are located in Mexico, the United States and to a limited extent, Morocco and China.  For production, we use existing manufacturing relationships with third parties.  We do not have a long-term supply agreement with them or any third party contractors, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our third party manufacturers would not be able to do so.  We purchase these products in various stages of production from partial to completed finished goods.  We control the production schedules in order to ensure quality and timely deliveries.

Historically and through the first half of fiscal 2007, we used a third party, AZT International SA de CV, or AZT, a subsidiary of Azteca Production International Inc., or Azteca, to manufacture our products in Mexico.  AZT and Azteca were considered to be related parties by virtue of their stockholders’, Hubert and Paul Guez, historical stock ownership in our company.  However, beginning in August 2007, we began to use a different third party manufacturer that is not a related party.  Our past and present transactions for manufacture of our products have been at arm’s length.  As part of the shift to a new third party manufacturer, we retained title to our raw materials and work-in-progress inventory for the production of our products.  As a result, our inventory levels increased by $14,536,000 during fiscal 2007.  We have put in place a plan to decrease our inventory levels which includes utilizing existing fabric for future production during 2008.  We expect this strategy will help reduce cash needed for raw material purchases for fiscal 2008 compared to fiscal 2007.

We outsource the warehousing, picking, packing and shipping of our Joe’s® products to retailers to a third party under an outsourcing agreement.  We also share facilities under a verbal lease arrangement.  We purchase fabric for Joe’s products both domestically and internationally from independent vendors.  Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources.  We have not experienced any material shortage of raw material for our needs.

We continue to explore alternate inventory strategies designed to improve our gross margins.  However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for growth of our Joe’s brand.

In the event we terminate any of our relationships with third parties or the economic climate or other factors result in a significant reduction in the number of local contractors in the Los Angeles area, our business could be negatively impacted.  At this time, we believe that we would be able to find alternative sources for production if this were to occur; however, no assurances can be given that a transition could be completed without a disruption to our business.

We generally purchase our products in U.S. dollars.  However, because we use some overseas or non-U.S. suppliers, the cost of these products may be affected by changes in the value of the relevant currencies.  Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these types of products. See “Business- Import and Export Restrictions and Other Governmental Regulations.”

While we attempt to mitigate our exposure to manufacturing risks, the use of independent suppliers reduces our control over production and delivery and exposes us to customary risks associated with sourcing products from independent suppliers.  Transactions with foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions.  The countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  See “Business - Import Restrictions and Other Governmental Regulations.”  Furthermore, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices.  Because of the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers need and require shipments of products from us are critical, as styles and consumer tastes change so rapidly in the apparel and fashion business, particularly from one season to the next.  Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

We also require our independent manufacturers to operate in compliance with applicable laws and regulations; however, we have no control over the ultimate actions of our independent manufacturers.  Despite our lack of control, we have internal operating guidelines to promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers.  We also use the services of a third party independent labor consulting service to conduct on-site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations.

License Agreements, Merger Agreement and Trademarks

In February 2001, we acquired license rights to the JD stylized logo and the Joe’s® mark for most apparel and accessory products from JD Holdings, the successor-in-interest to JD Design.  The license agreement contained a 10-year term with two 10-year renewal periods and required us to pay a three percent royalty on the net sales of Joe’s® products to JD Holdings.  However, as we began to focus our operations on the Joe’s® brand, we believed that by owning all rights to the Joe’s® brand outright, we would eliminate any risks associated with the potential termination of the license agreement and be able to control the direction of the brand and our company.  Therefore, on February 6, 2007, we entered into a merger agreement with JD Holdings to acquire all right, title and interest in the Joe’s® brand and related marks.  In exchange for the all of the rights to the Joe’s® brand, after approval by our stockholders, we issued to Joe Dahan, the principal designer of the Joe’s brand and sole stockholder of JD Holdings, 14,000,000 shares of our common stock, $300,000 in cash and entered into an employment agreement.  As part of the merger consideration, we are also obligated to pay Mr. Dahan a percentage of our gross profits until 2017 above $11,251,000.

Effective concurrently with completing the merger, we entered into our first license agreement for other product categories.  The license agreement authorizes a third party to produce and sell worldwide handbags, belts and small leather goods bearing the Joe’s® brand.  Under the license agreement, we are entitled to receive a royalty payment of 10 percent on net sales of these products.  There are certain minimum net sales that the licensee is required to meet and the agreement is in effect until December 31, 2010 with certain renewal rights.

We have secured registration or sought registration for the “Joe’s” logos and “Joe’s Jeans” marks for apparel and related accessory products.  As of January 31, 2008, four trademark registrations for stylized designs bearing variations of “Joe’s,” “Joe’s Jeans” and “JD” names and logos have been issued and one trademark registration for the trademark “Lover” has been issued in the United States.  Internationally, more than 30 trademark registrations have been issued in jurisdictions such as Canada, the European Community (covering all 25 countries of the European Community), Australia, New Zealand, Russia, and South Korea.  We continue to prosecute more than 20 pending trademark applications internationally that we believe are necessary to protect the Joe’s® and related brands, including in Mexico, China, and India.

Sales, Distribution and Outsourcing Agreements

Domestically, our Joe’s® products are sold to retailers and specialty stores through independent third party showrooms located in Los Angeles and New York.  At the showrooms, retailers review the latest collections offered and place orders.  The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers.  Pursuant to our arrangement with each of these showrooms, we pay sales commissions at an agreed upon percentage of sales less discounts, returns and other credit allowances.

Historically, we sold our Joe’s® products internationally through a Master Distribution Agreement, or MDA, with Beyond Blue Inc., or BBI.  We terminated our agreement with BBI in February 2007.  Shortly thereafter, we engaged consultants based in Europe to assist us with entering into agreements with distributors and sales agents in various countries and to manage such relationships.  For Japan, on January 1, 2007, we entered into a three year Distribution and Licensing Agreement with Itochu Corporation, or Itochu, pursuant to which Itochu agreed to distribute existing products and develop and manufacture additional products specifically for Japan.  We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales.  Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party.

However, as we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

In April 2006, we entered into an agreement with a third party to outsource our product fulfillment services, including our warehousing, distribution and customer service needs for our Joe’s® products.  We began operating under this agreement in the third quarter of fiscal 2006.  In addition, in mid-July 2006, we moved our principal executive offices to a space located within our third party product fulfillment service provider’s current space under a verbal month-to-month arrangement for the use of general administrative offices.  Beginning in December 2007, we pay approximately $160,000 a month for rent and all our product fulfillment services, which include warehousing, picking, packing and shipping directly to the retailer or specialty store.

Advertising, Marketing and Promotion

Historically, our advertising campaign for our Joe’s® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, and space on the tops of taxi cabs in New York City.  Our advertising commitments terminated in early 2007 and for the remainder of 2007, we re-evaluated our advertising expenditures.  In January 2008, we entered into an agreement to locate short term billboard advertising space in various locations in and around New York City and Los Angeles.  These advertising spaces will use Joe’s unique and eye-catching ads which primarily feature women’s silhouettes.  In addition, we have an internal public relation staff to strategically place our products in magazines, editorials, and with stylists.

Sales through existing retail channels are enhanced by visual merchandising.  For example, many of our customer’s stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe’s® merchandise on a year round basis.

Customers

Our Joe’s products are sold to consumers through high-end department stores and boutiques located throughout the world.

We currently sell our Joe’s® apparel to domestic department stores such as Federated Department Stores Inc., which includes Bloomingdale’s and Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor and Belk stores and specialty retailers such as American Rag, Anthropology, Atrium, Barneys New York, Bergdorf Goodman, Henri Bendel, Lisa Klein, Ron Herman, Fred Segal, and Scoop NYC in the United States.  We sell internationally to retailers such as Galleries Lafayette, Le Bon Marche, and Le Printemps in France, Barney’s Japan, Isetan, and Mitsukoshi in Japan, Harvey Nichols and Selfridges & Co. in the United Kingdom, Ztampz in Hong Kong and Gio Moretti in Italy.

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

For fiscal 2007, Joe’s two largest customers and customer groups accounted for approximately 36 percent of net sales.  While this is a high percentage of sales attributable to two customer groups, we believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers.  For example, Joe’s largest customers were Nordstrom Inc. and Federated Department Stores Inc. which includes Bloomingdale’s and Macy’s.

Seasonality of Business and Working Capital

Products are designed and marketed primarily for four principal selling seasons: spring, summer, fall/back-to-school and winter/holiday.  Typically, we have approximately a 12 to 14 week turnaround time between the time we book an order and when we ship it.  Our primary booking periods for the retail sales seasons are as follows:

Retail Sales Season	Primary Booking Period
Spring	September-November
Summer	November-March
Fall/Back-to-School	February-May
Winter/Holiday	June-August

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales.  A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months.  For fiscal 2007, we funded our liquidity needs through cash from operations, cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT, and two private placement transactions.  If sales are materially different from seasonal norms, our annual operating results could be materially affected.  Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of our financing agreements with CIT.

Credit and Collection

We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale prices.  Our decision to extend credit is based on factors such as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry, and timelines of payments made to us.  We generally extend this credit without requiring collateral.  A small percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery, or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior payment history.  For those customers to whom we extend credit, typical terms are net 30 to 60 days.  Based on industry practices, financial awareness of the customers with whom we conduct business, and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit.  We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk.  However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal.

Backlog

Although we may, at any given time, have significant business booked in advance of ship dates, customers’ purchase orders are typically filled and shipped within two to six weeks.  As of November 30, 2007, we had backlog of $18,400,000 compared to $16,600,000 as of November 25, 2006.  The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows.  Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis.  We compete with a large number of apparel companies similar to ours for consumers.  Our primary branded competitors include True Religion, Seven for All Mankind, Citizens of Humanity, and Rock & Republic.  We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers’ delivery schedules.  We believe the breadth of our fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing.  We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing.  Many of our competitors may possess greater financial, technical and other resources and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations.  As we expand globally, we will continue to encounter additional sources of competition.  See “Risk Factors—We face intense competition in the worldwide apparel industry.”

Import and Export Restrictions and Other Governmental Regulations

Transactions with our foreign manufacturers and suppliers are subject to the general risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost of transportation and the imposition of import duties and restrictions.  The countries in which our products might be manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.  The enactment of any additional duties, quotas or restrictions could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

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

Human Resources

As of February 27, 2008, we had 81 full-time employees and we consider our relationships with our employees to be good.

Financial Information about Geographic Areas

See “Notes to Consolidated Financial Statements - Note 10 – Segment Reporting and Operations by Geographical Areas” for discussion of financial information about geographical areas.

Manufacturing and Distribution Relationships

Our denim products are manufactured by contractors located in Los Angeles, Mexico, and to a limited extent, Morocco.  Our non-denim products are primarily manufactured in Asia, including Hong Kong and China, and in Turkey in fiscal 2006.  Our products are distributed out of Los Angeles or directly from the factory to the customer.  The following table represents the percentage of denim and non-denim products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year.

	2007	2006

United States	38.2%	41.2%
Mexico	57.1%	54.9%
Europe	0.0%	1.7%
Asia	3.1%	2.2%
Morocco	1.7%	0.0%
	100%	100%

Available Information

Our website address is www.joesjeans.com.  We make available on or through our website, without charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  Although we maintain a website at www.joesjeans.com, we do not intend that the information available through our website be incorporated into this Annual Report.  In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov.  Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at (202) 551-8090.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Marc B. Crossman	36	Chief Executive Officer, (Principal Executive Officer), President, and Director

Hamish Sandhu	46	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Joe Dahan	40	Creative Director and Director

Marc B. Crossman has served as our Chief Executive Officer since January 2006, President since September 2004  and a member of our Board of Directors since January 1999.  From March 2003 until August 2007, Mr. Crossman also served as our Chief Financial Officer.

Hamish Sandhu has served as our Chief Financial Officer since August 2007. From January 2006 until August 2007, Mr. Sandhu was Chief Financial Officer of California Tan, Inc., a consumer products company manufacturing and marketing lotion and equipment to the indoor tanning industry. From September 2001 until December 2005, Mr. Sandhu was Chief Financial Officer of Ancra International LLC, a manufacturer of aircraft cargo systems and trucking restraint products.

Joe Dahan has served as our Creative Director and a member of our Board of Directors since October 2007 and the president and head designer for our Joe’s subsidiary since its formation in February 2001.

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

Our focus on our Joe’s® brand may not be successful.

Our ongoing business model focuses on our Joe’s® brand.  We reported a profit in fiscal 2007 in part due to our decision to focus on our Joe’s® brand while continuing to reduce expenses.  We cannot assure you that our reliance on sales from only one brand will continue to result in profitability for us.  We cannot assure you that our Joe’s® brand will continue to meet our expectations in terms of sales, profits and acceptance in the marketplace by consumers and retailers.  Therefore, our business operations could be negatively impacted by a change in any one or all of these expectations and may have a material adverse impact on our financial condition and results of operations.

Our success will depend on our ability to implement our strategic plan which includes, increasing international and men’s sales, opening retail stores and expanding our product offerings.

Our ability to operate profitably depends on our ability to implement our strategic plan with success.  We expect to recognize growth for our Joe’s® brand through increasing our international sales and sales from our men’s product line, opening retail stores and diversifying our product offering.  Historically, we sold our Joe’s® products internationally through a master distribution agreement that we terminated in February 2007 after experiencing decreases in our international sales.  Shortly thereafter, we engaged consultants based in Europe to assist us in entering into agreements with distributors and sales agents in various countries.  For Japan, we entered into a separate three year distribution and licensing agreement to distribute existing products and develop and manufacture additional products specifically for the Japanese market.  We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales.  Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party.

Our next two initiatives which are part of our strategic plan are expanding our product offering and opening retail stores.  These two initiatives complement each other because offering a full collection of items in a retail store will help boost sales while giving us an avenue to showcase products other than denim bottoms.  In January 2008, we entered into a lease for retail space at Woodbury Common Premium Outlets® in Central Valley, New York.  The outlet center is approximately 50 miles outside of New York City.  We expect to open the store in the fall of 2008.  An outlet center will also allow us to test our ability to open retail stores plus give us an alternative distribution channel to sell our overstock or slow-moving items at better profit margins.  However, opening retail outlets will require us to spend money on capital expenditures and leasehold improvements, which if not managed properly, could have a material adverse impact on our financial condition and results of operations.

While we believe that we are putting in place the mechanisms necessary to implement successfully these strategies, there can be no assurance that we will be able to achieve our level of expectations.  Further, there can be no assurance that our strategic initiatives will result in profitability for us in the short term or in the future.

In order to effectively manage growth, we are dependent on our financing arrangements and our cash flow from operations.

Our ability to fund our operations for 2007 was dependent on (i) utilizing our accounts receivable and inventory based agreements with CIT; (ii) utilizing the proceeds from our equity financing in December 2006 and June 2007; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) managing our inventory levels and operating expenses; and (v) increasing collection efforts on existing account receivables.

As of November 30, 2007, our cash availability with CIT was approximately $749,000 under our agreements.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  Because our history of negative cash flows, CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral to secure its advances.  If CIT elects to terminate, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables.  Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2008, we may continue to experience losses and negative cash flows.  We can give you no assurance that we will in fact continue to operate profitably in the future.

As a result of our completion of the merger with JD Holdings and the issuance of 14,000,000 shares of our common stock, our existing stockholders became diluted.  In addition, Mr. Dahan may be able to exert significant influence and control over us as a result of his percentage of stock ownership, position as an executive officer and membership on our Board of Directors.

As a result of the completion of the merger and the issuance of the 14,000,000 shares of our common stock, the equity interests of our existing stockholders were diluted.  This dilution may have caused or may continue to cause our existing stockholders to sell their shares which could contribute to a decline in the price of our common stock.  Furthermore, Mr. Dahan beneficially owns approximately 24 percent of our total shares outstanding and is our largest stockholder.  In addition, Mr. Dahan is an executive officer and a member of our Board of Directors.  As a result, he is in a position to exert significant influence and control over us as a result of his voting power, position as an executive officer and membership on our Board of Directors.  We are not aware of any intent by Mr. Dahan to influence or control our affairs as result of his percentage ownership of our common stock and his position as both an executive officer and member of our Board of Directors.

In order to implement our strategic plan, we will have to attract and retain talented personnel.  Further, our future success depends on our ability to retain our key employees, including our chief executive officer and creative director.

Our ability to implement our strategic plan will depend on our ability to attract and retain talented personnel.  To date, we have not had any difficulty in attracting or retaining personnel to fill open or new positions, however, in the future, we may need to expand our infrastructure to support any anticipated growth.  We may need to provide incentives, both short term and long term, to attract and retain personnel.  Incentives can range from bonuses, grants of options or restricted stock to perquisites unique to the industry.  All such incentives will result in an increase in certain expenses.  More particularly, growth, payment of incentives to personnel and expenditures to expand our infrastructure to support our growth will cause our selling, general and administrative expenses to increase if we cannot maintain or decrease our other expenses.  An increase in our selling, general and administrative expenses may cause us to be less profitable even if we are successful in implementing our strategic plan.  There can be no assurance that we will be able to maintain or decrease other expenses, therefore, a decrease in profit may have a material adverse impact on our financial condition and results of operations.

Our chief executive officer, Marc Crossman, has substantial experience and expertise in our business and has made significant contributions to our growth and success.  The unexpected loss of services of this individual could adversely affect us.  We are protected to a limited extent by a key man term life insurance policy that we maintain on our behalf for Mr. Crossman; however, there can be no assurance that his departure would trigger protection under this policy.  We do not have a written employment agreement with Mr. Crossman.  If he should leave us, his absence would likely have a substantial impact on our ability to operate on a daily basis because we would be forced to find and hire similarly experienced personnel to fill one or more of his positions and daily operations may suffer temporarily as a result of this immediate void.

Mr. Dahan is our only executive officer with a formal employment agreement.  Mr. Dahan’s departure could materially adversely affect our operations because his experience, design capabilities, and name recognition in the apparel industry is important to our business and we rely heavily on Mr. Dahan’s capabilities to design, direct and produce product for the Joe’s brand.  However, the loss of Mr. Dahan would not have any effect on our ownership of the brand.  While we believe that we would be able to find a suitable replacement to design, direct and produce product for the Joe’s® brand, we do not know the effect a new or different designer would have on the products and consumer’s response to those new products.  Therefore, loss of Mr. Dahan’s services could have an impact on our ability to operate on a daily basis and daily operations may suffer temporarily as well.  We also maintain a key man term life insurance policy on our behalf for Mr. Dahan; however, there can be no assurance that his departure would trigger protection under this policy.

We outsource certain of our business operations and are dependent on third parties to perform these services for us.

In connection with our operations, we outsource certain services and are dependent on third parties for the manufacture and product fulfillment of our apparel products.  The inability of one or more of these service providers to manufacture, ship or fulfill our customer purchase orders in a timely manner or to meet our quality standards could cause us to miss the delivery dates for our customers for those items.  As a result, our customers may decide to cancel orders, refuse to accept delivery of the products or cause us to provide discounts or allowances.  Any of these events could have a material adverse effect on our financial condition and results of operations.

We are dependent on our relationships with our vendors.

We purchase our raw materials, including fabric, yarns, threads and trims, such as zippers, buttons, and tags from a variety of vendors.  While we are not reliant exclusively on one or more particular vendor for the supply of the raw materials or component parts required to meet our manufacturing needs, we depend on our relationships and these vendors to ensure our supply of these raw materials or component parts.  Any problems or disputes with these vendors could result in us having to source these raw materials or component parts from another vendor, which could delay production, and in turn have a material adverse effect on our financial condition and results of operations.

Our common stock price is volatile and may decrease.

The trading price and volume of our common stock has historically been subject to fluctuations in response to factors such as the following, some of which are beyond our control:

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

In the 52 week period prior to February 27, 2008, the closing price of our common stock has ranged from $0.60 to $2.45.  In addition, stock markets generally have experienced price and volume trading volatility in recent years.  This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies.  These broad market fluctuations may negatively affect the market price of our common stock.

Our directors and management beneficially own a large percentage of our common stock.

Our executive officers and directors beneficially own approximately 33 percent of our common stock, including options exercisable within 60 days of February 27, 2008, in the aggregate.  More specifically, Joe Dahan beneficially owns approximately 24 percent of our common stock and the Chairman of our Board, Sam Furrow, beneficially owns approximately five percent of our common stock.  Because of this level of stock ownership, in the aggregate, certain persons may be in a position to directly or indirectly control our affairs.

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

Our business is seasonal.  The majority of our marketing and sales activities take place from late fall to early spring.  Historically, our greatest volume of shipments and sales have occurred from late spring through the summer, which coincides with our second and third fiscal quarters.  This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest.  Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters.  Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year.  We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available.  We cannot assure you that the effects of such seasonality will diminish in the future.  For fiscal 2007, we funded our liquidity needs to build inventory through cash from operations, cash availability under our financing agreements with CIT and two private placements.

In fiscal 2007, as a result of changing our third party manufacturer in Mexico, we acquired additional inventories, from raw materials to work-in-progress, than we had in previous years.  As a result, our inventory levels increased by $14,536,000 from fiscal 2006 to fiscal 2007.  This increase in inventory impacted our liquidity and availability of cash to be used for other purposes.  We have put in place a plan to decrease our inventory levels which includes utilizing existing fabric for future production during 2008.  We expect this strategy will help reduce cash needed for raw material purchases for fiscal 2008 compared to fiscal 2007.

We face risks associated with constantly changing fashion trends, including consumer’s response to our Joe’s® brand.

Our success will depend on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner.  Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities in the marketplace.  If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively affect our ability to achieve profitability.  At the same time, a focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

We attempt to minimize our risk associated with delivering items through early order commitments by retailers.  We must generally place production orders with manufacturers before we have received all of a season’s orders and orders may be cancelled by retailers before shipment.  Therefore, if we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories or lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

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

Our 10 largest customers and customer groups accounted for approximately 61 percent of our net sales during fiscal 2007.  We do not enter into any type of long-term agreements or firm commitment orders with any of our customers.  Instead, we enter into a number of individual purchase order commitments with our customers.  A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

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

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications or if we need to replace manufacturers.

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

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers.  Despite our lack of control, we have internal and vendor operating guidelines to promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers.  We also use the services of a third party independent labor consulting service to conduct on site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations.  The violation of labor or other laws by one of our independent manufacturers or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.  Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.  In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers.  As a result, should one of our independent manufacturers be found in violation of state labor laws, we could suffer financial or other unforeseen consequences.

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

Our Joe’s® products are sometimes the target of counterfeiters.  As a result, there are often products that are imitations or “knock-offs” of our Joe’s® products that can be found in the marketplace or consumers can find products that are confusingly similar to ours.  We intend to continue to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, Mexico, the European Union, Canada, China, Japan, India, South Korea or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations.  Changes in regulatory or geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

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

Furthermore, some of our competitors are privately held corporations and may have resources available to them that we, as a public company, do not have.  Therefore, it may be difficult for us to effectively gauge consumer response to our products and how our products are competing with these and other competitors in the marketplace.

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

(b)           None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported on a Current Report on Form 8-K filed on October 17, 2007.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURHCASES OF EQUITY SECURITIES

(a)           Our common stock is currently traded under the symbol “JOEZ” on The Nasdaq Capital Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq.  The following sets forth the high and low interday quotations for our common stock in such market for the periods indicated.  This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.  No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2007
First Quarter	$1.45	$0.38
Second Quarter	$1.40	$0.85
Third Quarter	$2.45	$1.13
Fourth Quarter	$2.05	$1.10

Fiscal 2006
First Quarter	$1.41	$0.50
Second Quarter	$1.32	$0.52
Third Quarter	$0.85	$0.45
Fourth Quarter	$0.75	$0.37

As of February 27, 2008, there were 877 record holders of our common stock.  We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider such factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2007, which includes our 2004 Stock Incentive Plan, our 2000 Employee Stock Incentive Plan and our 2000 Director Stock Incentive Plan.  We stopped granting options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)
2004 Incentive Plan	3,778,349	(2)	$1.83	4,020,990
2000 Employee Plan	200,000		$2.40	N/A	(3)
2000 Director Plan	203,546		$0.78	N/A	(3)

	4,181,895		$1.80	4,020,990

(1)           See “2004 Stock Incentive Plan,” “2000 Employee Stock Incentive Plan” and “2000 Director Stock Incentive Plan” described in “Notes to Consolidated Financial Statements - Note 11 – Stockholders’ Equity - Stock Option Plans” for a further description of our equity compensation plans.

(2)           Includes 555,849 shares of restricted common stock issued on October 15, 2007 to our CEO and board members that are subject to certain vesting requirements.

(3)           While there are shares available under both of these plans, we no longer grant options under our 2000 Employee Stock Incentive Plan or our 2000 Director Stock Incentive Plan since the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

	11/29/02	11/28/03	11/26/04	11/25/05	11/24/06	11/30/07

Joe’s Jeans Inc.	$100.00	$157.75	$83.88	$52.33	$25.78	$44.25
S&P Smallcap 600	$100.00	$131.77	$160.94	$178.76	$203.92	$204.91
NASDAQ Composite	$100.00	$131.18	$142.72	$152.09	$168.90	$184.98

(b)           None.

(c)           None.

ITEM 6.              SELECTED FINANCIAL DATA

The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data.  The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	(in thousands, except per share data)
	11/30/07	11/25/06	11/26/05	11/27/04	11/29/03

Net sales	$62,767	$46,633	$35,920	$26,716	$37,468
Cost of goods sold	36,137	31,224	25,203	19,883	32,466
Gross profit	26,630	15,409	10,717	6,833	5,002

Operating expenses
Selling, general and administrative	23,085	21,587	18,245	18,670	13,906
Depreciation and amortization	359	290	182	202	390
	23,444	21,877	18,427	18,872	14,296
Operating income (loss) from continuing operations	3,186	(6,468)	(7,710)	(12,039)	(9,294)
Interest expense	(828)	(573)	(781)	(353)	(495)
Other (expense) income, net	(13)	(67)	16	(19)	482
Income (loss) from operations, before taxes	2,345	(7,108)	(8,475)	(12,411)	(9,307)
Income taxes	91	36	13	15	52
Income (loss) from continuing operations	$2,254	$(7,144)	$(8,488)	$(12,426)	$(9,359)
Discontinued operations, net of tax	—	(2,149)	(7,945)	2,850	1,042
Net income (loss)	$2,254	$(9,293)	$(16,433)	$(9,576)	$(8,317)

Earnings (loss) per common share - Basic
Earnings (loss) from continuing operations	0.05	(0.21)	(0.26)	(0.44)	(0.55)
Earnings (loss) from discontinued operations	—	(0.06)	(0.25)	0.10	0.06
Earnings (loss) per common share - Basic	$0.05	$(0.27)	$(0.51)	$(0.34)	$(0.49)

Earnings (loss) per common share - Diluted
Earnings (loss) from continuing operations	0.05	(0.21)	(0.26)	(0.44)	(0.55)
Earnings (loss) from discontinued operations	—	(0.06)	(0.25)	0.10	0.06
Earnings (loss) per common share - Diluted	$0.05	$(0.27)	$(0.51)	$(0.34)	$(0.49)

Weighted average shares outstanding
Basic	43,840	33,853	31,942	28,195	17,009
Diluted	45,000	33,853	31,942	28,195	17,009

Balance sheet data:
Total assets	$47,626	$11,794	$27,596	$38,143	$46,365
Stockholders’ equity	30,396	3,308	11,557	20,279	16,482

Long-term debt - Discontinued operations	—	—	7,085	8,627	21,800

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2007, November 25, 2006 and November 26, 2005.  This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed, under the heading “Forward-Looking Statements” of this Annual Report that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of our Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services.  We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world.  Historically, we also sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products and craft and accessory products.

In fiscal 2007, we continued to implement our transition plan to focus our operations on our Joe’s® brand.  Our transition plan included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags, belts and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired the Joe’s® brand.  In exchange for all of the rights for the Joe’s® brand, we issued 14,000,000 shares of our common stock, $300,000 in cash and entered into an employment agreement with Joe Dahan, the principal designer and sole stockholder of JD Holdings.  As part of the merger consideration, we are also obligated to pay Mr. Dahan a percentage of our gross profits until 2017 above $11,251,000.  In addition to owning approximately 24 percent of our total shares outstanding, after the merger, Mr. Dahan became an executive officer and a member of our Board of Directors.

As part of our transition plan, we reported income from operations for a full fiscal year for the first time since 2002.  Our strategic plan for 2008 includes entering into lease agreements to open retail stores, improving international sales, increasing sales from our men’s product line, evaluating licensing opportunities for other product categories and enhancing the quality, fit and products available in our collection beyond denim bottoms.  In January 2008, we entered into a lease for retail space at Woodbury Common Premium Outlets® in Central Valley, New York.  The outlet center is approximately 50 miles outside of New York City.  We expect to open the store in the fall of 2008.  An outlet center will also allow us to test our ability to open retail stores plus give us an alternative distribution channel to sell our overstock or slow moving items at better profit margins.  To improve our international sales, we hired two consultants based in Europe to assist us in entering into agent and distribution agreements worldwide.  In addition, we have been focusing designing an entire collection of products to be available to our customers.

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

Since the sale in May 2006 of certain assets of our private label business and subsequent classification as a discontinued operation, our continuing operations for fiscal 2006 and 2005 include net sales of our Joe’s® brand and net sales of other terminated branded apparel lines.  Because these other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  These brands are reflected in our overall net sales even though the brands are not part of our continuing operations beyond the relevant time periods.  We also sold the assets of our craft and accessory business operated under our Innovo subsidiary in May 2005 and reported that subsidiary as a discontinued operation as of fiscal 2004.

Our fiscal year end is November 30.  Effective October 11, 2007, we changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period to reflect standard quarterly accounting periods.  The modification of the fiscal year did not have a material effect on our financial condition, results of operations, or cash flows.

Comparison of Fiscal Year Ended November 30, 2007 to Fiscal Year Ended November 25, 2006

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/30/07	11/25/06	$ Change	% Change

Net sales	$62,767	$46,633	$16,134	35%
Cost of goods sold	36,137	31,224	4,913	16%
Gross profit	26,630	15,409	11,221	73%
Gross margin	42%	33%	9%	28%

Selling, general and administrative	23,085	21,587	1,498	7%
Depreciation and amortization	359	290	69	24%
Income (loss) from continuing operations	3,186	(6,468)	9,654	(A )

Interest expense	(828)	(573)	(255)	45%
Other expense	(13)	(67)	54	(81)%
Income (loss) from continuing operations, before taxes	2,345	(7,108)	9,453	(A )

Income taxes	91	36	55	153%
Income (loss) from continuing operations	2,254	(7,144)	9,398	(A )

Loss from discontinued operations, net of tax	—	(2,149)	2,149	100%

Net income (loss)	$2,254	$(9,293)	$11,547	(A )

(A) Not meaningful

Fiscal Year 2007 Overview

The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	(in thousands)
	11/30/07	11/25/06	Change	% Change
Net Sales
Joe’s Jeans	$62,767	$45,264	$17,503	39%
Other branded	—	1,369	(1,369)	(100)%
	$62,767	$46,633	$16,134	35%

Gross Profit
Joe’s Jeans	$26,630	$16,910	$9,720	57%
Other branded	—	(1,501)	1,501	(100)%
	$26,630	$15,409	$11,221	73%

Gross Margin
Joe’s Jeans	42%	37%
Other branded	—	(110)%
Overall	42%	33%

Net Sales

Our overall net sales increased to $62,767,000 in fiscal 2007 from $46,633,000 in fiscal 2006, a 35 percent increase.

This increase can be attributed to a continued strong demand for premium denim apparel products in the marketplace coupled with brand acceptance for our Joe’s® products in the premium denim market and the addition of our men’s line.  As a result of increased brand acceptance and awareness of our Joe’s® products, in fiscal 2007, we experienced growth in the number of department store “doors” carrying our products, increases in the average inventory per door and added two new department stores, Belk and Lord & Taylor.  Offsetting our increase was a decrease of $153,000 in international net sales primarily due to the dissolution of our agreement with our international distributor in February 2007 and a slower than expected implementation of our strategic plan to hire consultants based in Europe to assist us with dealing directly with distributors and agents in various countries.

Other Branded Apparel

Net sales of our other branded apparel for fiscal 2006 include sales from indie™ and to a limited extent, Betsey Johnson®.  We had no net sales of other branded label products in fiscal 2007 compared to $1,369,000 in fiscal 2006.  Sales in fiscal 2006 were limited to sales of remaining inventory after our decision to exit or terminate operations for these branded apparel lines.

Gross Profit

Our gross profit increased to $26,630,000 in fiscal 2007 from $15,409,000 in fiscal 2006, a 73 percent increase.  Our overall gross margin percentage increased to 42 percent in fiscal 2007 from 33 percent in fiscal 2006 because of our shift in sales mix to net sales only from our Joe’s® branded apparel products, which generally have a higher and more consistent gross margin than our other branded apparel products.  For example, our overall gross margins were negatively affected by a negative 110 percent gross margin for our other branded apparel products compared to our Joe’s® gross margin of 37 percent for fiscal 2006.

Joe’s®

Our gross profit for our Joe’s® brand increased to $26,630,000 in fiscal 2007 from $16,910,000 in fiscal 2006, a 57 percent increase. Our gross margin percentage for our Joe’s® brand increased to 42 percent in fiscal 2007 from 37 percent in fiscal 2006. Our gross margin increase for our Joe’s® brand is primarily attributable to higher and more consistent gross margins in each quarter of fiscal 2007 compared to fiscal 2006. In addition, we shifted slightly more production outside of the United States during fiscal 2007 compared to fiscal 2006 and added production in Morocco which contributed to improving gross margins. Specifically, in fiscal 2007, we manufactured 38 percent of our products in the United States compared to 41 percent in fiscal 2006.

Other Branded Apparel

Our gross profit for our other branded apparel was a negative $1,501,000 in fiscal 2006. Our gross margin percentage for our other branded apparel increased to a negative 110 percent. Our negative gross profit in fiscal 2006 was due to sales to discounters with negative or no gross margins in order to liquidate remaining inventory and sales at less than estimated net realizable value.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $23,085,000 in fiscal 2007 from $21,587,000 in fiscal 2006, a 7 percent increase.

The SG&A increase in fiscal 2007 compared to fiscal 2006 is largely a result of the following factors: (i) an increase of $717,000 in sales commissions and royalties as a result of our 39 percent increase in Joe’s® sales; (ii) an increase of $535,000 in facilities, fulfillment and distribution costs associated with outsourcing our product fulfillment services and storage fees for raw materials purchased to support our increase in sales; (iii) an increase of $785,000 related to professional fees associated with the merger to acquire the Joe’s® brand and engaging consultants in Europe; and (iv) an increase of $723,000 related to settlement expenses associated with our termination of our international distributor during fiscal 2007. These SG&A expenses were partially offset by (i) a reduction of $240,000 in employee and employee related expenses due to a lower headcount in the first half of 2007; (ii) a reduction of $173,000 in sample expenses due to improved cost control; (iii) a reduction of $540,000 in advertising fees and tradeshow expenses partially due to our decision not to renew our billboard and taxi cab advertising commitments; and (iv) a reduction of $931,000 in stock based compensation expenses due to the repricing of certain management options in fiscal 2006 that we did not have in fiscal 2007.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased to $359,000 during fiscal 2007 from $290,000 during fiscal 2006, a 24 percent increase. The increase was primarily attributable to depreciation associated with our purchase of $272,000 of fixed assets during fiscal 2007, which included tradeshow booths and related improvements, sewing machines and other equipment for sample production, certain leasehold improvements to support our growth in fiscal 2007, computers and office equipment.

Interest Expense

Our combined interest expense increased to $828,000 in fiscal 2007 from $573,000 in fiscal 2006, a 45 percent increase. Our interest expense during fiscal 2007 and 2006 was primarily associated interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital increases.

Other Expense

During fiscal 2007, other expense was $13,000 compared to other expense of $67,000 during fiscal 2006. Other expense in fiscal 2007 was associated with an unreimbursed insurance claim. Other expense in fiscal 2006 was associated with $68,000 of expense recorded in the second quarter of fiscal 2006 associated with the loss of certain finished goods from a cargo fire in Turkey which was offset by an immaterial amount of other income.

Income Taxes

Our income tax expense related to continuing operations was $91,000 in fiscal 2007 compared to $36,000 in fiscal 2006, or a 153 percent increase. Our effective tax rate was five percent for fiscal 2007 due to reporting income and zero percent for fiscal 2006 due to losses. Our tax expense for fiscal 2007 was less than the statutory rate primarily due to the utilization of net operating losses carryforwards. Net operating loss carryforwards are included in deferred tax assets and are fully offset by a valuation allowance.

Income from Continuing Operations

We incurred income from continuing operations of $2,254,000 in fiscal 2007 compared to a loss from continuing operations of $7,144,000 in fiscal 2006. The change in income from continuing operations in fiscal 2007 compared to a loss from continuing operations in fiscal 2007 is largely the result of the following factors:  (i) an increase of $16,134,000 in net sales; (ii) an increase of $11,221,000 in gross profit which translated into a 42 percent overall gross margin for the full fiscal year compared to a 33 percent overall gross margin in fiscal 2006; and (iii) maintaining SG&A expenses with only a 7 percent increase in spite of a 35 percent growth in sales. These factors contributed to our shift from reporting losses in the prior fiscal years to reporting income for fiscal 2007.

Comparison of Fiscal Year Ended November 25, 2006 to Fiscal Year Ended November 26, 2005

Results of Continuing Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/25/06	11/26/05	$ Change	% Change

Net sales	$46,633	$35,920	$10,713	30%
Cost of goods sold	31,224	25,203	6,021	24%
Gross profit	15,409	10,717	4,692	44%
Gross margin	33%	30%	3%	11%

Selling, general & administrative	21,587	18,245	3,342	18%
Depreciation & amortization	290	182	108	59%
Loss from operations	(6,468)	(7,710)	1,242	(A )

Interest expense	(573)	(781)	208	(27)%
Other (expense) income	(67)	16	(83)	(A )
Loss from continuing operations, before taxes	(7,108)	(8,475)	1,367	(16)%

Income taxes	36	13	23	177%
Loss from continuing operations	(7,144)	(8,488)	1,344	(16)%

Discontinued operations, net of tax	(2,149)	(7,945)	5,796	(A )

Net Loss	$(9,293)	$(16,433)	$7,140	(43)%

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

Net Sales

Our overall net sales increased to $46,633,000 in fiscal 2006 from $35,920,000 in fiscal 2005, a 30 percent increase.

Joe’s®

Our net sales of our Joe’s branded apparel increased to $45,264,000 during fiscal 2006 from $33,304,000 during fiscal 2005, a 36 percent increase. This increase can be attributed to a continued strong demand for premium denim apparel products in the marketplace coupled with brand acceptance for our Joe’s® products in the premium denim market and the addition of our men’s line. As a result of increased brand acceptance and awareness of our Joe’s® products, in fiscal 2006, we experienced growth in the number of department store “doors” carrying our products, as well as increases in the average inventory per door. However, our domestic net sales increase of 47 percent was offset by a 45 percent decrease in international net sales. Our international net sales decreased primarily due to delays during fiscal 2006 in the delivery of samples to our international distributor for use at major European apparel tradeshows and sales orders. The salesperson samples were delayed in part because we used the same design calendar for both international and domestic production schedules. We modified our design calendar for our Spring 2007 collection in an effort to ensure that salesperson samples are delivered in advance of international tradeshow dates. In January 2007, we dissolved our agreement with our international distributor.

Other Branded Apparel

Net sales of our other branded apparel for fiscal 2006 include sales from indie™ and to a limited extent, Betsey Johnson®. For fiscal 2005, our other branded label products included indie™, Betsey Johnson® and to a limited extent, Fetish™ and Shago®. Our net sales of other branded label products decreased to $1,369,000 in fiscal 2006 from $2,616,000 in fiscal 2005, a 48 percent decrease, primarily due to sales of remaining inventory after our decision to exit the operation of the indie™ brand in January 2006 and termination of the Betsey Johnson® license in July 2005. Our Betsey Johnson® branded apparel had limited net sales of $38,000 in fiscal 2006 compared to net sales of $180,000 in fiscal 2005. During fiscal 2005, we had $273,000 of sales attributable to Fetish™ and Shago® products that we did not have in fiscal 2006.

Gross Profit

Our gross profit increased to $15,409,000 in fiscal 2006 from $10,717,000 in fiscal 2005, a 44 percent increase. Our overall gross margin percentage increased to 33 percent in fiscal 2006 from 30 percent in fiscal 2005 because of our shift in sales mix to a higher percentage of our net sales from our Joe’s® branded apparel products, which generally a higher and more consistent gross margin than our other branded apparel products. For example, our overall gross margins were negatively affected by a negative 110 percent gross margin for our other branded apparel products compared to our Joe’s® gross margin of 37 percent for fiscal 2006.

Joe’s®

Our gross profit for our Joe’s® brand increased to $16,910,000 in fiscal 2006 from $10,505,000 in fiscal 2005, a 61 percent increase. Our gross margin percentage for our Joe’s® brand increased to 37 percent in fiscal 2006 from 32 percent in fiscal 2005. Our gross margin increase for our Joe’s® brand is primarily attributable to more consistent gross margins in each quarter of fiscal 2006 compared to fiscal 2005. For example, in the fourth quarter of fiscal 2005, our gross margins were negatively affected by an additional $2,700,000 of inventory reserves recorded as a result of ending the quarter with higher than anticipated inventory levels and the need to sell certain back pocket designs by March 31, 2006 under a settlement agreement with Levis Strauss & Co. During fiscal 2006, we experienced more consistent gross margins from quarter to quarter; however, in the first quarter of fiscal 2006, we did experience lower gross margins as a result of (i) $2,562,000 of sales sold at a discount with little or no gross margins; and (ii) an additional reserve of $243,000 that we recorded against certain excess inactive fabric due to a change in inventory planning.

Other Branded Apparel

Our gross profit for our other branded apparel decreased to a negative $1,501,000 in fiscal 2006 from $212,000 in fiscal 2005, an 808 percent decrease. Our gross margin percentage for our other branded apparel decreased to a negative 110 percent from 8 percent in fiscal 2005. This decrease in gross profit in fiscal 2006 was due to sales to discounters with negative or no gross margins in order to liquidate remaining inventory and sales at less than estimated net realizable value.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $21,587,000 in fiscal 2006 from $18,245,000 in fiscal 2005, an 18 percent increase.

The SG&A increase in fiscal 2006 compared to fiscal 2005 is largely a result of the following factors: (i) an increase in sales commissions and royalties of $946,000 as a result of our 36 percent increase in Joe’s® sales; (ii) an increase of $360,000 in advertising expenses associated with expenses for booths for tradeshows, catalogs and look books to showcase our new product offerings, including our men’s line; (iii) an increase of $883,000 in sample expenses due to increased costs associated with testing different washes and finishes associated with development and sample production, including producing samples for our re-launched Joe’s® men’s product line ; (iv) an increase of $498,000 in facilities and distribution costs associated with outsourcing our product fulfillment services and moving office space; (v) an increase of $370,000 in termination and settlement expenses due to severance payments in the first quarter of fiscal 2006 associated with terminating our former CEO and amounts paid for the assignment of office space in New York; and (vi) an increase of $1,044,000 in stock-based compensation charges related to the adoption of Statement of Financial Accounting Standards No. 123(R). These SG&A expenses were partially offset by (i) a reduction of $53,000 in employee and employee related expenses; and (ii) a reduction of $686,000 in professional fees primarily associated with maintenance and compliance with, rather than implementation of, the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expense

Our depreciation and amortization expense increased to $290,000 during fiscal 2006 from $182,000 during fiscal 2005, a 59 percent increase. The increase was primarily attributable to depreciation associated with our purchase of $668,000 of fixed assets during fiscal 2006, which included tradeshow booths and related improvements, sewing machines and other equipment for sample production, certain leasehold improvements to support our move in July 2006 to the shared facility, computers and office equipment.

Interest Expense

Our combined interest expense decreased to $573,000 in fiscal 2006 from $781,000 in fiscal 2005, a 27 percent decrease. Our interest expense during fiscal 2006 was primarily associated with $576,000 of interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital increases which was partially offset by interest received on a promissory note from the purchaser of our former headquarters in Springfield, Tennessee.

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

Income Taxes

Our income tax expense related to continuing operations was $36,000 in fiscal 2006 compared to $13,000 in fiscal 2005, or a 177 percent increase. Our effective tax rate was zero percent for fiscal 2006 and 2005 due to continued losses. There is no tax benefit for fiscal 2006 or 2005 because of a full valuation allowance for our deferred tax assets, including net operating loss carryforwards.

Loss from Continuing Operations

We incurred a loss from continuing operations of $7,144,000 in fiscal 2006 compared to a loss from continuing operations of $8,488,000 in fiscal 2005, a 16 percent decrease. Our loss from continuing operations in fiscal 2006 is largely the result of the following factors:  (i) an increase of $3,342,000 in SG&A expenses primarily associated with increased commissions and royalties, sample costs, advertising costs, facilities and distribution costs and stock-based compensation charges of $1,044,000 related to the adoption of Statement of Financial Accounting Standards No. 123(R); and (ii) an increase of $108,000 in depreciation and amortization expenses primarily due to fixed assets purchased to support our facility move in July 2006. However, our loss from continuing operations decreased as a result of an increase in gross profit of $15,409,000 and a corresponding three percentage point increase in overall gross margins. In an effort to focus our operations on our Joe’s® brand, we had additional costs in fiscal 2006 that we do not expect to have in fiscal 2007, which we expect will assist us in reducing expenses and achieving profitability.

Discontinued Operations

Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale. As a result, in fiscal 2004, our commercial rental property served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were classified as discontinued operations. On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations. In February 2006, we completed an auction of our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. In connection with the sale, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price. As of November 30, 2007, there was no remaining balance on the promissory note. On May 12, 2006, we completed the sale of our private label apparel division and accordingly, reported it as a discontinued operation. As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

The following is a summary of loss and other information of the discontinued operations for fiscal 2005 and 2006. There was no loss in connection with the discontinued operations for fiscal 2007. Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

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

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. Cash used in continuing operating activities was $7,471,000 in fiscal 2007. Cash used in investing activities was $788,000. These cash uses were financed by $9,205,000 of cash provided by financing activities to fund operating expenses and purchase inventory. Our cash balance was $1,331,000 as of November 30, 2007.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties. In fiscal 2007, we conducted two equity financings and received approximately $6,715,000 in net proceeds, including proceeds from the exercise of warrants issued in the financings.

During fiscal 2007, our primary method to obtain the cash necessary for operating needs was through the sale of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory. CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations. Historically, we have obtained personal guarantees or pledges of additional collateral from directors and stockholders to contribute to our ability to obtain cash under these agreements. However, as of November 30, 2007, CIT no longer required any personal guarantees or additional collateral from us or others. As of November 30, 2007, our cash availability with CIT was approximately $749,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

The agreements may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement. The agreements may be terminated by us upon 60 days advanced written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that we pay to CIT to factor accounts is at 0.6 percent for accounts which CIT bears the credit risk and 0.4 percent for accounts which we bear the credit risk and the interest rate associated with the agreements is at 0.25 percent plus the Chase prime rate.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of November 30, 2007, we had $9,124,000 of factored receivables with CIT and a loan balance of $4,542,000 for inventory advances. We had 14 letters of credit in the aggregate amount of $791,000 outstanding as of November 30, 2007.

For fiscal 2008, our primary capital needs are for our operating expenses, including funds to support our retail strategy, which includes opening retail stores, and working capital necessary to fund inventory purchases, capital expenditures for our expected retail stores and finance extensions of our trade credit to our customers. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) reducing our inventory levels and managing our operating expenses; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2008. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from continuing operations.

Commitments and Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2007 (in thousands):

	Payments due by period
	(in thousands)
	Total	2008	2009	2010	2011	2012
Operating lease obligations	$306	150	131	20	4	1
Advertising commitments	$60	60	—	—	—	—
Purchase obligations	$2,104	2,104	—	—	—	—
Letters of Credit	$791	791	—	—	—	—
	$3,261	$3,105	$131	$20	$4	$1

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

For fiscal 2007, the balance in the allowance for uncollectible accounts, customer credits and allowances was $652,000 compared to $469,000 for fiscal 2006 for non-factored accounts receivables.

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

Valuation of Long-lived and Intangible Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review other than on an annual basis include the following:

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

In fiscal 2007, we acquired through merger all of the intangible assets and goodwill related to the Joe’s®, Joe’s Jeans™ and JD® logo and marks. For fiscal 2007, we did not recognize any impairment related to the intangible assets and goodwill of our Joe’s® brand since we acquired it in October 2007. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies.

Additional Merger Consideration (Earn-out)

In connection with the merger with JD Holdings, we agreed to pay to Mr. Dahan the following additional payments in the applicable fiscal year for 120 months following October 25, 2007:

•      No earn out if the gross profit is less than $11,250,000 in the applicable fiscal year;

•      11.33% of the gross profit above $11,251,000 to $22,500,000; plus

•      an additional 3% of the gross profit from $22,501,000 to $31,500,000; plus

•      an additional 2% of the gross profit from $31,501,000 to $40,500,000; plus

•      an additional 1% of the gross profit above $40,501,000.

The additional merger consideration, or earn-out, will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid. At the end of each quarter, any overpayments will be offset against future payments and any underpayments will promptly be made.

EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” addresses accounting for consideration transferred to settle a contingency based on earnings or other performance measures. It sets forth the criteria to determine whether contingent consideration based on earnings or other performance measures should be accounted for as (1) adjustment of the purchase price of the acquired enterprise or (2) compensation for services, use of property, or profit sharing.

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we have determined that accounting for the earn-out as additional purchase price is proper. Advanced earn-out payments are recorded against goodwill. As of November 30, 2007, we have recorded $125,000 against goodwill.

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding Federal and state issues that are currently unresolved. We routinely monitor the potential impact of these situations. Based on management’s assessment, there has been no reduction of the valuation allowance other than to the extent current year net income was offset by net operating losses that carried forward.

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

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, 123(R), “Share Based Payment” on November 27, 2005. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS

123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, under SFAS 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, SFAS 123(R) guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Consolidated Financial Statements - Note 2 – Summary of Significant Accounting Policies – Stock-Based Compensation” and “Note 8 – Stockholders’ Equity – Stock Incentive Plans” for additional discussion of SFAS 123(R).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning December 1, 2007 for us. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our results of operations or consolidated financial position.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. We are currently evaluating the impact that SFAS No. 141(R) will have on our financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. We are currently evaluating the impact that SFAS No. 160 will have on our financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and changes in our credit standing.

Interest Rate Risk

Our obligations under our receivable and inventory agreements bear interest at floating rates (primarily JP Morgan Chase prime rate), we are sensitive to changes in prevailing interest rates. We believe that a one percent increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues translated into U.S. dollars.

We generally purchase and sell our products in U.S. dollars. However, we sell some of our products in Euros and source some of our products overseas. As such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We currently do not hedge our exposure to changes in foreign currency exchange rates. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

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

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 30, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 and 15d-15.

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

PART III

Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act, no later than March 29, 2008, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 as to directors, executive officers and Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

Our Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act (a) to assist our Board of Directors in its oversight responsibilities regarding (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent accountant’s qualifications and independence and (4) the performance of the our internal audit function; (b) to prepare the report required by the SEC for inclusion in the our annual proxy statement; (c) to retain and terminate our independent accountant; (d) to approve audit and non-audit services to be performed by the independent accountant; and (e) to perform such other functions as our Board of Directors may from time to time assign. The current members of our Audit Committee are Suhail Rizvi, Kelly Hoffman and Tom O’Riordan and we have determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Suhail Rizvi, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.innovogroup.com or you may request a free copy of our Code of Business Conduct and Ethics from:

Joe’s Jeans Inc.

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 as to certain relationships and related transactions is incorporated by reference from our Definitive Proxy Statement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 as to principal accountant fees and services is incorporated by reference from our Definitive Proxy Statement.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this Annual Report:

1 and 2. Financial Statements and Financial Statement Schedules

(a) 3.       Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1	Agreement and Plan of Merger dated February 6, 2007 by and among Innovo Group Inc., Joe’s Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended February 24, 2007 filed on April 10, 2007

2.2	First Amendment to Agreement and Plan of Merger dated June 25, 2007 by and among Innovo Group Inc., Joe’s Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to Current Report on Form 8-K filed on June 26, 2007

2.3	Exhibit A to Agreement and Plan of Merger – Amended and Restated Plan of Merger	Exhibit 2.2 to Current Report on Form 8-K filed on June 26, 2007

3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8- K filed on October 17, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

4.1	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and Sanders Morris Harris, Inc. dated June 30, 2003	Exhibit 4.3 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

4.2	Common Stock Purchase Warrant Agreement between Innovo Group Inc. and certain purchasers dated August 29, 2003	Exhibit 4.5 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

4.3	Form of Common Stock Purchase Warrant	Exhibit 4.2 to Current Report on Form 8-K filed on June 23, 2004

4.4	Form of Registration Rights Agreement	Exhibit 4.3 to Current Report on Form 8-K filed on June 23, 2004

4.5	Form of Securities Purchase Agreement dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

4.6	Form of Common Stock Purchase Warrant dated December 19, 2006	Exhibit 4.2 to Current Report on Form 8-K filed on December 26, 2006

4.7	Form of Common Stock Purchase Warrant dated December 26, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on January 3, 2007

4.8	Form of Securities Purchase Agreement dated June 27, 2007	Exhibit 4.1 to Current Report on Form 8-K filed on July 3, 2007

4.9	Form of Common Stock Purchase Warrant dated June 27, 2007	Exhibit 4.2 to Current Report on Form 8-K filed on July 3, 2007

10.1	Amended and Restated Employment Agreement by and between Joe’s Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2	Investor Rights Agreement by and between Joe’s Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007

10.3	Factoring Agreement dated June 1, 2001 between Joe’s Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.4	Inventory Security Agreement dated August 20, 2002 between Joe’s Jeans Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q/A for the period ended August 30, 2003 filed on October 17, 2003

10.5	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe’s Jeans Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.6	2000 Employee Stock Incentive Plan, as amended	Exhibit 99.1 to Current Report on Form 8-K dated July 18, 2003 filed on August 1, 2003

10.7	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000

10.8	2004 Stock Incentive Plan	Attachment A to Definitive Proxy Statement on Schedule 14A filed on September 5, 2007

10.9	Separation Agreement by and between Innovo Group Inc. and Samuel J. Furrow, Jr.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 2, 2006

10.10	Dissolution Agreement with Beyond Blue Inc. dated February 1, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007

10.11	Settlement Agreement and Release with Beyond Blue Inc. dated July 3, 2007*	Exhibit 10.1 to the Current Report on Form 8-K filed on July 9, 2007

10.12	Offer Letter by and between Innovo Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2007

10.13

Amendment to Factoring Agreement by and among Joe’s Jeans Subsidiary Inc. (formerly Joe’s Jeans Inc.), Joe’s Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007

Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2007

10.14	Amendment to Guaranty Agreement by and between Joe’s Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2007

10.15	Termination Agreement by and between Joe’s Jeans Inc. and JD Holdings, Inc. dated October 25, 2007	Exhibit 10.3 to the Current Report on Form 8-K filed on October 30, 2007

10.16	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 20, 2007

10.17	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 20, 2007

10.18	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 20, 2007

14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (included on page 38)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

JOE’S JEANS INC.

By:	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive
Officer) and President

By:	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

February 28, 2008

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

Signature	Capacity	Date

/s/ Marc B. Crossman	Chief Executive Officer	February 28, 2008
Marc B. Crossman	(Principal Executive Officer), President,
and Director

/s/ Hamish Sandhu	Chief Financial Officer (Principal	February 28, 2008
Hamish Sandhu	Financial Officer and Principal
Accounting Officer)

/s/ Samuel J. Furrow	Chairman of the Board of Directors	February 28, 2008
Samuel J. Furrow

/s/ Joseph M. Dahan	Director	February 28, 2008
Joseph M. Dahan

/s/ Kelly Hoffman	Director	February 28, 2008
Kelly Hoffman

/s/ Suhail R. Rizvi	Director	February 28, 2008
Suhail R. Rizvi

/s/ Thomas O’Riordan	Director	February 28, 2008
Thomas O’Riordan

/s/ Kent Savage	Director	February 28, 2008
Kent Savage

Joe’s Jeans Inc. and Subsidiaries

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe’s Jeans Inc.

We have audited the accompanying consolidated balance sheets of Joe’s Jeans Inc. and subsidiaries as of November 30, 2007 and November 25, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended November 30, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of Joe’s Jeans Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe’s Jeans Inc. and subsidiaries as of November 30, 2007 and November 25, 2006 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements, Joe’s Jeans Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on November 27, 2005.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2008

JOE’S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30, 2007	November 25, 2006

ASSETS
Current assets
Cash and cash equivalents	$1,331	$385
Accounts receivable, net of allowance for customer credits and returns of $652 (2007) and $469 (2006)	803	498
Inventories, net	20,803	6,267
Due from related parties	—	2,163
Prepaid expenses and other current assets	282	671
Total current assets	23,219	9,984

Property and equipment, net	792	837
Goodwill	10,415	20
Intangible assets, net	13,200	200
Other assets	—	56

Total assets	$47,626	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,794	$6,819
Due to factor	3,040	888
Due to related parties	1,142	82
Total current liabilities	11,976	7,789

Deferred tax liability	5,254	—

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 100,000 shares authorized (2007), 80,000 shares authorized (2006), 59,862 shares issued and 59,750 outstanding (2007) and 34,455 shares issued and 34,343 outstanding (2006)	5,988	3,447
Additional paid-in capital	102,056	79,763
Accumulated deficit	(74,872)	(77,126)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	30,396	3,308

Total liabilities and stockholders’ equity	$47,626	$11,097

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	November 30, 2007	November 25, 2006	November 26, 2005

Net sales	$62,767	$46,633	$35,920
Cost of goods sold	36,137	31,224	25,203
Gross profit	26,630	15,409	10,717

Operating expenses
Selling, general and administrative	23,085	21,587	18,245
Depreciation and amortization	359	290	182
	23,444	21,877	18,427
Income (loss) from continuing operations	3,186	(6,468)	(7,710)
Interest expense	(828)	(573)	(781)
Other (expense) income, net	(13)	(67)	16
Income (loss) from continuing operations, before taxes	2,345	(7,108)	(8,475)
Income taxes	91	36	13
Income (loss) from continuing operations	2,254	(7,144)	(8,488)

Loss from discontinued operations, net of tax	—	(2,149)	(7,945)
Net income (loss)	$2,254	$(9,293)	$(16,433)

Earnings (loss) per common share - Basic
Income (loss) from continuing operations	$0.05	$(0.21)	$(0.26)
Loss from discontinued operations	—	(0.06)	(0.25)
Earnings (loss) per common share - Basic	$0.05	$(0.27)	$(0.51)

Earnings (loss) per common share - Diluted
Income (loss) from continuing operations	$0.05	$(0.21)	$(0.26)
Loss from discontinued operations	—	(0.06)	(0.25)
Earnings (loss) per common share - Diluted	$0.05	$(0.27)	$(0.51)

Weighted average shares outstanding
Basic	43,840	33,853	31,942
Diluted	45,000	33,853	31,942

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

							Promissory
					Additional		Note-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	former	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	officer	Stock	Equity

Balance, November 27, 2004	194	$—	29,266	$2,927	$72,043	$(51,400)	$(703)	$(2,588)	$20,279
Net loss	—	—	—	—	—	(16,433)	—	—	(16,433)

Payment of promissory note-former officer	—	—	—	—	—	—	703	—	703
Redemption of preferred stock	(194)	—	—	—	—	—	—	—	—
Conversion of convertible notes payable to common stock	—	—	2,560	256	4,129	—	—	—	4,385

Common stock registration related expense	—	—	—	—	(6)	—	—	—	(6)
Exercise of stock options	—	—	623	63	470	—	—	(188)	345
Exercise of warrants	—	—	965	97	2,187	—	—	—	2,284
Balance, November 26, 2005	—	—	33,414	3,343	78,823	(67,833)	—	(2,776)	11,557

Net loss	—	—	—	—	—	(9,293)	—	—	(9,293)

Common stock issued to related party	—	—	1,041	104	(104)	—	—	—	—
Stock-based compensation	—	—	—	—	1,044	—	—	—	1,044
Balance, November 25, 2006	—	—	34,455	3,447	79,763	(77,126)	—	(2,776)	3,308

Net income	—	—	—	—	—	2,254	—	—	2,254
Stock-based compensation	—	—	—	—	34	—	—	—	34
Restricted common stock issued to Board of Directors	—	—	556	56	24	—	—	—	80
Exercise of stock options	—	—	367	37	301	—	—	—	338
Exercise of warrants	—	—	2,050	205	984	—	—	—	1,189
Common stock issued in private placements, net	—	—	8,434	843	4,683	—	—	—	5,526
Common stock issued in connection with merger	—	—	14,000	1,400	16,267	—	—	—	17,667
Balance, November 30, 2007	—	$—	59,862	$5,988	$102,056	$(74,872)	$—	$(2,776)	$30,396

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2007	November 25, 2006	November 26, 2005

Net income (loss)	$2,254	$(9,293)	$(16,433)
Net loss from discontinued operations	—	(2,149)	(7,945)
Net income (loss) from continuing operations	2,254	(7,144)	(8,488)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	315	242	140
Loss on sale of property and equipment	—	17	433
Amortization of intangibles	44	48	48
Amortization of debt discount	—	—	253
Stock-based compensation	114	1,044	—
Provision for uncollectible accounts	184	169	(584)
Changes in operating assets and liabilities:
Accounts receivable	(489)	(495)	2,631
Inventories	(14,536)	5,007	(6,597)
Prepaid expenses and other	445	(544)	198
Due to/from related parties	3,223	535	7,803
Accounts payable and accrued expenses	975	2,957	736
Net cash provided by (used in) continuing operating activities	(7,471)	1,836	(3,427)
Net cash provided by (used in) discontinued operations	—	555	(3,039)
Net cash provided by (used in) operating activities	(7,471)	2,391	(6,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	2	—	—
Purchases of property and equipment	(272)	(668)	(399)
Expenditures in connection with merger	(518)	—	—
Net cash used in continuing investing activities	(788)	(668)	(399)
Net cash provided by discontinued operations	—	614	1,650
Net cash (used in) provided by investing activities	(788)	(54)	1,251

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	2,152	(1,270)	2,912
Payments on note payable to officer, net	—	—	(439)
Proceeds from promissory note - former officer	—	—	703
Exercise of stock options	338	—	567
Exercise of warrants	1,189	—	2,284
Issuance of stock, net of registration expense	5,526	—	(6)
Net cash provided by (used in) continuing activities	9,205	(1,270)	6,021
Net cash used in discontinued operations	—	(1,242)	(558)
Net cash provided by (used in) financing activities	9,205	(2,512)	5,463

NET CHANGE IN CASH AND CASH EQUIVALENTS	946	(175)	248

CASH AND CASH EQUIVALENTS, at beginning of period	385	560	312

CASH AND CASH EQUIVALENTS, at end of period	$1,331	$385	$560

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Business Description and Basis of Presentation

Joe’s Jeans Inc.’s, or Joe’s, principal business activity involves the design, development and worldwide marketing of apparel products.  Joe’s primary current operating subsidiary is Joe’s Jeans Subsidiary Inc.  All significant inter-company transactions have been eliminated.  Currently, Joe’s has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from a license agreement for accessories.  Prior to fiscal 2004, Joe’s operated in two segments - apparel and accessories.  On October 12, 2007, Joe’s filed an amended and restated certificate of incorporation in Delaware to change its corporate name from Innovo Group Inc. to Joe’s Jeans Inc. and to increase the shares of common stock authorized for issuance to 100,000,000.

Joe’s fiscal year end is November 30.  Effective October 11, 2007, Joe’s changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period.  This change was made to conform to standard quarterly accounting periods.  Prior to a change in its fiscal year in October 2007, Joe’s fiscal year end was the Saturday closest to November 30 based upon a 52 week period.  For fiscal years 2006 and 2005, the years ended on November 25, 2006 and November 26, 2005, respectively.  These fiscal year periods are referred to as fiscal 2006 and fiscal 2005, respectively, in the accompanying Notes to Consolidated Financial Statements and the quarterly periods consisted of 13 week periods based on a Sunday to Saturday week.  Fiscal years as presented have 52 weeks and 6 days for the year ending November 30, 2007, 52 weeks for each of the years ended November 25, 2006 and November 26, 2005.  The modification of the fiscal years did not have a material effect on Joe’s financial condition, results of operations, or cash flows.

As a result of the sale of assets related to certain areas of its operations, Joe’s reclassified and reported the following operating divisions of its various subsidiaries as “Discontinued Operations”:  (1) its craft and accessories division operated under its Innovo Inc. subsidiary, or Innovo, sold in May 2005; (2) its former headquarters in Springfield, Tennessee that was used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006; and (3) its private label apparel division operated under its Innovo Azteca Apparel, Inc., or IAA, subsidiary and sold in May 2006.  Continuing operations include the results of Joe’s branded apparel business, including certain terminated branded apparel lines, which were not separate operating divisions and thus, not considered to be part of “Discontinued Operations.”

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

Revenue Recognition

Revenues are recorded when title transfers to the customer, which is typically at the shipping point for most of our customers or when it reaches a designated consolidator for some major department store customers. Joe’s records estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances which are based upon a percentage of sales.  Joe’s also allows for returns based upon pre-approval or for damaged goods.  Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Inventory

Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventory consists of finished goods, work-in-process and raw materials.  Joe’s continually evaluates its inventories by assessing slow moving current product.  Market value of non-current inventory is estimated based on historical sales trends for this category of inventory for individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales of this type of inventory.  Inventory reserves establish a new cost basis for inventory.  Such reserves are not reversed until the related inventory is sold or otherwise disposed.  Costs capitalized in inventory include raw materials and finished goods purchase price plus in-bound transportation costs and import fees and duties.

Costs of Goods Sold

The types of costs classified in costs of goods sold include product, freight in, freight out, inventory reserves, inventory markdowns, and other various charges.

Selling, General and Administrative Expenses

The types of costs classified in selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, facilities, fulfillment and distribution.

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

Capitalized costs related to catalogues and brochures are included in prepaid expenses and other current assets.  Amounts capitalized were $0 and $14,000 at November 30, 2007 and November 25, 2006, respectively.  Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $806,000, $1,637,000 and $1,350,000 for fiscal 2007, 2006 and 2005, respectively.

Financial Instruments

The fair values of Joe’s financial instruments (consisting of cash, accounts receivable, accounts payable, due to factor and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization.  Joe’s neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

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

Joe’s accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives.  Accordingly, Joe’s did not amortize any goodwill in fiscal 2007, 2006, 2005.  However, identifiable intangible assets are amortized using the straight line method over a life of 10 years.  Amortization expense related to the license agreement pursuant to which Joe’s originally acquired the right to use the Joe’s® brand, totaled $44,000, $48,000 and $48,000 for fiscal 2007, 2006 and 2005, respectively. In connection with the merger with JD Holdings, Inc., Joe’s acquired all right, title and interest in the Joe’s®, Joe’s Jeans™ and JD® logos and marks.  Pursuant to SFAS No. 142, Joe’s has assigned an indefinite life to these intangible assets and therefore, no amortization expense was recognized after the date of acquisition.  However, Joe’s will test the asset for impairment annually as described below.

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

As of November 30, 2007, Joe’s did not recognize any impairment related to the intangible assets and goodwill of its Joe’s® brand since it was acquired in October 2007 and a fair value analysis completed as part of the acquisition exceeded its carrying value.

Cash Equivalents

Joe’s considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject Joe’s to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and amounts due from factor.  Joe’s maintains cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution.  Joe’s performs periodic evaluations of the relative credit rating of those financial institutions that are considered in Joe’s investment strategy.

Joe’s does not require collateral for trade accounts receivable.  However, Joe’s sells a portion of its accounts receivable to CIT Commercial Services, Inc., or CIT, on a non-recourse basis.  In that instance, Joe’s is no longer at risk if the customer fails to pay.  However, for accounts receivable that are not sold to CIT or sold on a recourse basis, Joe’s continues to be at risk if these customers fail to pay.  Joe’s provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis.  The net carrying value approximates the fair value for these assets.  Such losses have historically been within management’s expectations.  Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

For fiscal 2007, 2006 and 2005, sales to customers or customer groups representing greater than 10 percent of net sales from continuing operations recalculated to conform to the current year presentation are as follows:

	2007	2006	2005

Nordstrom, Inc.	17.9%	16.0%	11.3%
Federated Department Stores, Inc.	17.6%	16.8%	11.1%
Beyond Blue, Inc.	*	*	17.4%

* Less than 10%.

Beyond Blue, Inc. was Joe’s international distributor until February 2007 and not a retail or specialty store.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) “Share Based Payment,” which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of operations based upon their fair values.  Pro forma disclosure is no longer an alternative.  Joe’s adopted SFAS No. 123(R) utilizing the “modified prospective” basis method on November 27, 2005, the beginning of its 2006 fiscal year.  A “modified prospective” method is where compensation cost is recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date.  Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for Joe’s and prior periods have not been restated.  If

Joe’s had elected to recognize compensation cost for stock options based on their fair value at the grant dates consistent with the method prescribed by SFAS No. 123(R), the pro forma net loss and net loss per share for fiscal 2005 would have been as follows:

Year ended
(in thousands, except per share data)
2005

Net loss as reported	$(16,433)
Add:
Stock based employee compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock based employee compensation expense determined under fair market value based method for all awards	5,048
Pro forma net loss	$(21,481)

Net loss per share
As reported - basic	$(0.51)
As reported - diluted	$(0.51)

Pro forma - basic	$(0.67)
Pro forma - diluted	$(0.67)

Furthermore, under SFAS 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured.  For all stock based compensation awards that contain graded vesting based on service conditions, Joe’s has elected to apply a straight-line recognition method to account for these awards.

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

Income Taxes

Joe’s accounts for income taxes using the asset and liability approach as promulgated by SFAS 109, “Accounting for Income Taxes.”  Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of Joe’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settle.  Deferred income tax assets are reduced by a valuation allowance if, in the judgment of Joe’s management, it is not more likely than not that such assets will be realized.

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

Other Recently Issued Financial Accounting Standards

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for and disclosure of uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized.  The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006.  Joe’s does not expect that FIN 48 will have a material impact on its results of operations, consolidated financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Joe’s is currently evaluating the impact adoption may have on its results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning December 1, 2007 for Joe’s. Joe’s is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R).  SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s. Joe’s is currently evaluating the impact that SFAS No. 141(R) will have on its financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51,” or SFAS No. 160.  SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s.  Joe’s is currently evaluating the impact that SFAS No. 160 will have on its financial statements.

3.             Due (to) Factor

During fiscal 2007, Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with CIT, the factor.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	2007	2006
Non-recourse receivables assigned to factor	$8,346	$7,354
Client recourse receivables	778	2,717
Total receivables assigned to factor	9,124	10,071
Allowance for customer credits and doubtful accounts	(1,421)	(821)
Net loan balance from factored accounts receivable	(6,201)	(9,023)
Net loan balance from inventory advances	(4,542)	(1,115)
Due to factor	$(3,040)	$(888)

Non-factored accounts receivable	$1,455	$967
Allowance for customer credits and doubtful accounts	(652)	(469)
Accounts receivable, net of allowance	$803	$498

Of the total amount of receivables sold by Joe’s as of November 30, 2007 and November 25, 2006, Joe’s bears the risk of payment of $778,000 and $2,717,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services

On June 1, 2001, the Joe’s Jeans Subsidiary entered into the accounts receivable factoring agreement and inventory security agreement with CIT.  In prior years, Joe’s other active subsidiaries also entered into substantially identical agreements.  These agreements give Joe’s the ability to obtain cash by selling to CIT certain of its accounts receivable.  The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow Joe’s to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits Joe’s to sell its accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe’s pursuant to these agreements.  As further assurance to CIT, cross guarantees were executed by and among Joe’s and all of its subsidiaries to guarantee each subsidiaries’ obligations.  From time to time, personal guarantees or pledges of additional collateral have been executed by directors or stockholders to contribute to Joe’s ability to obtain cash under the agreements.  As of November 30, 2007, CIT did not require any additional agreements to permit additional funding to Joe’s.

As of November 30, 2007, Joe’s cash availability with CIT was approximately $749,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

The agreements may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days advanced written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is at 0.6 percent for accounts which CIT bears the credit risk and 0.4 percent for accounts which Joe’s bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25 percent plus the Chase prime rate.  As of November 30, 2007, the Chase prime rate was 7.5 percent.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.

4.             Merger Transaction

Merger Agreement

Joe’s, Joe’s Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement.  JD Holdings primary asset is all rights, title and interest in all intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD brand and marks, or the Joe’s Brand.  At the time of entering into the Merger Agreement, Mr. Dahan was a current employee of Joe’s, serving as president of Joe’s Subsidiary.  In addition, JD Holdings was the successor to JD Design, the entity from whom Joe’s licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.

Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, the Joe’s and JD Holdings completed the merger.  In connection with the merger, Joe’s Subsidiary merged with and into JD Holdings, with Joe’s Subsidiary as the surviving entity and a wholly owned subsidiary of Joe’s.  In addition, Joe’s issued 14,000,000 shares of its common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $93,000 of merger related expenses. As a result of the merger, Joe’s now owns all rights, title and interest in the Joe’s Brand.

Furthermore, under the revised Merger Agreement, Mr. Dahan will continue to be entitled to, for a period of 120 months following October 25, 2007, a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year.  The additional merger consideration, or earn-out, will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any underpayments will promptly be made.  Advanced earn-out payments are recorded against goodwill.  As of November 30, 2007, Joe’s has recorded $125,000 against goodwill.  See “Note 9 – Commitments and Contingencies – Earn Out” for a further discussion of the earn-out obligation.  In addition, the Merger Agreement contains a restrictive covenant relating to non-competition and non-solicitation for one year following the termination of Dahan’s service.

                Effective upon completion of the merger, on October 25, 2007, Mr. Dahan became an officer, director and greater than 10 percent stockholder of Joe’s.  In connection with the completion of the merger, an Employment Agreement and Investor Rights Agreement became effective.

The merger has been accounted for as a purchase under U.S. generally accepted accounting principles. Accordingly, management, with the assistance from independent valuation specialists, has allocated the purchase price to the assets and liabilities of JD Holdings in Joe’s financial statements as of the completion of the merger at their respective fair values.  The valuations of intangible assets, income taxes and certain other items are preliminary.  Management expects to complete the purchase price allocations during the first or second quarter of fiscal 2008.

The assets acquired in this merger consisted of intangible assets.  JD Holdings had an immaterial amount of other assets, including incidental office equipment that were distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction.  Pursuant to the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” Joe’s has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense will initially need to be recognized. However, Joe’s will test the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired.

Under the purchase method of accounting, the total consideration as shown in the table below is allocated to JD Holdings’ intangible assets based on their estimated fair values as of the date of the completion of the merger. The consideration is allocated as follows:

Allocation of Purchase Price
Calculation of Consideration:
Purchase of JD Holdings common shares (1)	$17,667,000
Cash payments for JD Holdings shares (2)	300,000
Direct transaction fees and expenses (3)	93,000
Goodwill and trademark rights from predecessor agreement	176,000
Total consideration (4)	$18,236,000
Consideration Allocated to Acquired Net Assets Based on Fair Value:
JD Holdings historical book value of net assets acquired	$—
Adjustments to bring acquired assets and liabilities to fair value:
Trademark contract right	13,200,000
Goodwill	10,290,000
Less deferred tax liability	(5,254,000)
Fair value of net assets acquired	$18,236,000

(1)           Represents the value of 14,000,000 shares of our common stock to be issued in exchange for the outstanding shares of JD Holdings common stock in the merger, based on 1,000 shares of JD Holdings common stock outstanding as of October 25, 2007 and based on the average price of $1.3975 of Joe’s common stock as reported on NASDAQ for the two day period before and after the date the merger, as amended, was announced (June 25, 2007) less a 9.7% discount for the restrictions on resale as a result that the shares will not initially be registered for resale and will be contractually restricted for certain periods under the Merger Agreement.

(2)           Represents the cash consideration paid under the Merger Agreement.

(3)           Represents direct merger costs, including financial advisory, legal, accounting and other costs.

(4)           The indicated value of the contingent consideration, which is not contingent upon Mr. Dahan’s continued employment, is not included in the fair value of the net assets acquired at the acquisition date. This contingent consideration will be accounted for in the future as additional purchase price under the terms of the Merger Agreement.

Employment Agreement

In connection with the completion of the Merger, Mr. Dahan’s employment agreement automatically became effective upon the closing of the merger for Mr. Dahan to serve as Creative Director for the Joe’s Brand.

The initial term of employment is 5 years with automatic renewals for successive one year periods thereafter, unless terminated earlier in accordance with the agreement. Under the employment agreement, Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion.

Under the terms of the employment agreement, Joe’s may terminate Mr. Dahan for cause or if he becomes disabled, as defined in the agreement.  Should Joe’s terminate Mr. Dahan’s employment for cause or disability, Joe’s would only be required to pay him through the date of termination. Joe’s may terminate Mr. Dahan’s employment without cause at any time upon two weeks notice, provided that it pays to him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan may terminate his employment for good reason at any time within 30 days written notice.  In the event that Mr. Dahan terminates his employment for good reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the term of employment. Further, Mr. Dahan may terminate his employment for any reason upon ten business days’ notice and only be entitled to his salary as of the date of termination on a pro rata basis.

The employment agreement contains customary terms and conditions related to confidentiality of information, ownership by Joe’s of all intellectual property, including future designs and trademarks, alternative dispute resolution and Mr. Dahan’s duties and responsibilities to Joe’s and the Joe’s Brand as Creative Director.

Investor Rights Agreement

Upon the closing of the merger, Joe’s also entered into an investor rights agreement.  Pursuant to the investor rights agreement, Joe’s agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the merger. The shares of common stock issued as Merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the Merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date.  Joe’s agreed to bear all expenses associated with registering these shares for resale and have granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by Joe’s. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions, and indemnification of the parties.

5.             Inventories

Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	2007	2006

Finished goods	$7,450	$5,026
Work in progress	1,998	468
Raw materials	11,969	1,292
	21,417	6,786
Less allowance for obsolescence and slow moving items	(614)	(519)
	$20,803	$6,267

Joe’s recorded charges to its inventory reserve allowance of $316,000, $680,000 and $3,463,000 in fiscal 2007, 2006 and 2005, respectively.

6.             Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful lives (years)	2007	2006

Computer and equipment	2-7	$1,088	$625
Furniture and fixtures	3-7	221	457
Leasehold improvements	5	189	146
		1,498	1,228
Less accumulated depreciation		(706)	(391)
Net property and equipment		$792	$837

Depreciation expenses aggregated $315,000, $242,000 and $140,000 for fiscal 2007, 2006 and 2005, respectively.

7.             Income Taxes

The provision (benefit) for domestic and foreign income taxes from continuing operations is as follows:

	Year ended
	(in thousands)
	2007	2006	2005
Current:
Federal	$65	$—	$—
State	26	36	13
	91	36	13
Deferred:
Federal	1,293	(6,342)	(5,400)
State	—	—	—
	1,293	(6,342)	(5,400)

Change in valuation allowance	(1,293)	6,342	5,400
Total	$91	$36	$13

Because of losses, there was no effect for income tax benefits realized by Joe’s for fiscal 2006 and fiscal 2005.

Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities:

	Year ended
	(in thousands)
	2007	2006
Deferred tax assets:
Property and equipment basis difference	$233	$263
Allowance for doubtful accounts	829	840
Inventory valuation	246	208
Benefit of net operating loss carryforwards	19,461	21,129
Alternative minimum tax	63	—
Goodwill and intangible assets	52	37
Other	848	548
Deferred tax assets	21,732	23,025
Valuation allowance	(21,732)	(23,025)
Total deferred tax assets	—	—

Deferred tax liability:
Long-lived intangible asset	(5,254)	—
Total deferred tax liability	(5,254)	—
Total net deferred tax liability	$(5,254)	$—

For continuing operations, the reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	(in thousands)
	2007	2006	2005

Computed tax provision (benefit) at the statutory rate	34%	(34)%	(34)%
State income tax	6%	—	—
All others	1%	—	—
Change in valuation allowance	(37)%	34%	34%
Effective tax rate	4%	0%	0%

Joe’s has consolidated net operating loss carryforwards for federal purposes of approximately $47,000,000 expiring through 2025.  Certain limitations may be placed on net operating loss carryforwards as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code.  In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years.  Additional changes in control in future periods could result in further limitations of Joe’s ability to offset taxable income.  Management believes that certain changes in control have occurred which resulted in limitations on its net operating loss carryforwards.  Management has determined that realization of the net deferred tax assets does not meet the more likely than not criteria.  As a result, a valuation allowance has been provided for.

8.             Stockholders’ Equity

Preferred Stock

In April 2002, Joe’s issued 195,295 shares of $100, 8 percent Series A Redeemable Cumulative Preferred Stock, or Series A Shares, to certain holders in connection with its Innovo Realty Inc., or IRI, subsidiary.  In April 2005, Joe’s executed a settlement agreement with the holders of its Series A Shares and redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its IRI subsidiary.  No shares were outstanding as of November 30, 2007, November 25, 2006, and November 26, 2005, respectively.

Recent Issuances of Common Stock

In July 2003, Joe’s entered into an asset purchase agreement with Azteca Production International Inc., or Azteca, for the purchase of Azteca’s private label division.  In connection with the agreement, Joe’s was obligated to issue additional shares of its common stock in the event that it traded at an average stock price of less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  On May 17, 2006, Joe’s issued an additional 1,041,667 shares as a result of this provision in this agreement.  The share issuance has been recognized in the Statement of Stockholders’ Equity.

In December 2006, Joe’s issued 6,834,347 shares of its common stock at a purchase price of $0.53 per share, 2,050,304 warrants to purchase common stock at an exercise price of $0.58 per share and 125,000 warrants to purchase common stock at an exercise price of $0.66 per share in a private placement transaction.  In June 2007, Joe’s issued 1,600,000 shares of its common stock at a purchase price of $1.25 per share and 480,000 warrants to purchase shares of its common stock at a purchase price of $1.36 per share.  See “Note 14- Private Placement Transactions” for a further discussion of this equity financing transaction.

On June 27, 2007, Joe’s received notices from two holders of warrants that it was exercising certain previously issued warrants and issued 2,050,304 shares of its common stock.  Joe’s received gross proceeds of $1,189,000 in connection with the warrant exercise.

After approval by Joe’s stockholders and in connection with the closing of the merger, Joe’s issued to Mr. Dahan, as sole stockholder of JD Holdings, 14,000,000 shares of its common stock in exchange for all of the outstanding shares of JD Holdings.

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable. As of November 30, 2007, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$4.50	200,000	June 2003	June 2008
3.62	17,500	August 2003	August 2008
4.00	373,333	November 2003	November 2008
1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012
	1,383,333

In December 2006 and June 2007, in connection with equity financing private placement transactions, Joe’s issued 2,050,304 warrants to purchase common stock at an exercise price of $0.58 per share, 125,000 warrants to purchase common stock at an exercise price of $0.66 per share and 480,000 warrants to purchase common stock at an exercise price of $1.36 per share.  See “Note 14- Private Placement Transactions” for a further discussion of this equity financing transaction.

Stock Incentive Plans

In March 2000, Joe’s adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In May 2003, the 2000 Employee Plan was amended to provide for incentive and nonqualified options for up to 3,000,000 shares, subject to adjustment, of common stock that may be granted to employees, officers, directors and consultants.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Joe’s stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, the 2000 Employee Plan remains in effect for awards outstanding as of June 3, 2004.  The exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods and option terms are determined by the Board of Directors.  As of November 30, 2007, options to purchase up to 200,000 remained outstanding under the 2000 Employee Plan.

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified options for up to 500,000 shares of common stock may be granted.  At the first annual meeting of stockholders following appointment to the board and annually thereafter during their term, each non-employee director received an option to purchase common stock with an aggregate fair value of $10,000.  These options vested on a monthly basis and were generally exercisable in full one year from the date of grant and expire ten years after the date of grant.  The exercise price was set at 50 percent of the fair market value of the common stock on the date of grant.  The discount was in lieu of cash director fees.  On June 3, 2004, in connection with stockholder approval of the 2004 Stock Incentive Plan, Joe’s stated that it would no longer grant options pursuant to the 2000 Director Plan; however, the 2000 Director Plan remains in effect for awards outstanding as of June 3, 2004.  As of November 30, 2007, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s stockholders adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan.  On October 11, 2007, Joe’s stockholders amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance.  During the fourth quarter of fiscal 2007, Joe’s granted 555,849 shares of restricted common stock to its directors and CEO pursuant to the 2004 Stock Incentive Plan. The issuance of these shares of restricted common stock resulted in a stock-based compensation charge of $80,000 in fiscal 2007. As of November 30, 2007, 4,020,990 shares remained available for issuance under the 2004 Incentive Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.

For all stock based compensation awards that contain graded vesting based on service conditions, Joe’s has elected to apply a straight-line recognition method to account for these awards.  The total stock based compensation expense for fiscal 2007 was $114,000.  For existing grants that were not fully vested at November 25, 2006, there was a total of $20,000 of stock based compensation expense recognized in fiscal 2007.  In the fourth quarter of fiscal 2007, Joe’s granted an option to purchase 100,000 shares that vested on a monthly basis over a two year period; however, this option was cancelled and replaced with the consent of the option holder with a restricted stock unit grant for 100,000 shares of common stock in December 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	(in thousands)
	2007		2006		2005
Estimated dividend yield	0.00%		0.00%		0.00%
Expected stock price volatility	100.40%		92-94%		82-94%
Risk-free interest rate	4.20%		4.5-5.0%		3.99%
Expected life of options-in years	2.79	yrs	3.1-3.3	yrs	4	yrs

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

The following summarizes option grants and restricted common stock issued to members of the Board of Directors for the fiscal years 2002 through 2007 (in actual amounts) for service as a member:

	November 30, 2007
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—

Number of restricted shares isssued
2007	320,000

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 25, 2006	4,092,296	$1.68
Granted	100,000	1.92
Exercised	(366,250)	0.92
Forfeited/expired	(200,000)	1.02	—	—
Outstanding at November 30, 2007	3,626,046	$1.80	7.00	$1,047,465

Exercisable and vested at November 30, 2007	3,476,046	$1.82	6.90	$972,419

Weighted average per option fair value of options granted during the year		$1.23

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 26, 2005	4,123,963	$2.91
Granted	1,650,000	1.02
Exercised	—	—
Forfeited/expired	(1,681,667)	(2.24)	—	—
Outstanding at November 25, 2006	4,092,296	$1.68	8.03	$67,718

Exercisable and vested at November 25, 2006	3,954,796	$1.72	7.97	$31,968

Weighted average per option fair value of options granted during the year		$0.35

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 27, 2004	3,198,554	$1.93
Granted	1,625,000	4.12
Exercised	(699,591)	(1.25)
Forfeited/expired	—	—	—	—
Outstanding at November 26, 2005	4,123,963	$2.91	8.20	$—

Exercisable and vested at November 26, 2005	4,123,963	$2.95	8.20	$—

Weighted average per option fair value of options granted during the year		$2.62

As of November 30, 2007, there was $123,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.   The total fair value of shares of stock options vested during the fiscal years ended November 30, 2007, November 25, 2006 and November 26, 2005, was $34,000, $997,000 and $4,846,000, respectively.

Exercise prices for options outstanding as of November 30, 2007 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life	Number of options vested	Weighted-Average Remaining Contractual Life

$0.39 - $0.40	190,064	5.7	127,564	4.2
$1.00 - $1.02	2,015,000	7.7	2,015,000	7.7
$1.27 - $1.30	60,982	5.2	60,982	5.2
$1.58 - $1.63	610,000	6.7	610,000	6.7
$1.92	100,000	9.7	12,500	9.7
$2.40	200,000	0.0	200,000	0.0
$5.91	450,000	7.5	450,000	7.5

	3,626,046	7.0	3,476,046	6.9

The following table summarizes stock activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan

Outstanding at November 25, 2006	4,092,296	3,688,750	200,000	203,546
Options Granted	100,000	100,000	—	—
Restricted stock granted	555,849	555,849	—	—
Restricted stock issued	(555,849)	(555,849)	—	—
Exercised	(366,250)	(366,250)	—	—
Forfeited / Cancelled	(200,000)	(200,000)	—	—
Outstanding at November 30, 2007	3,626,046	3,222,500	200,000	203,546

Exercisable at November 30, 2007	3,476,046	3,072,500	200,000	203,546

The weighted-average grant-date fair value of options granted during fiscal years 2007, 2006 and 2005, was $1.23, $0.35 and $2.62, respectively.  The total intrinsic value of options exercised during the fiscal years ended November 30, 2007, November 25, 2006 and November 26, 2005, was $651,000, $0 and $2,840,000, respectively.

A summary of the status of restricted stock as of November 25, 2006, and changes during the year ended November 30, 2007, is presented below:

	Shares	Weighted- Average Grant- Date Fair Value

Restricted stock at November 25, 2006	—	$—
Granted	555,849	$1.59
Vested	(26,667)	$(1.59)
Forfeited	—	$—
Restricted stock at November 30, 2007	529,182	$1.59

Earnings (Loss) Per Share

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding convertible notes, options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2007	November 25, 2006	November 26, 2005

Basic Earnings per share Computation:
Numerator:
Income (loss) from continuing operations	$2,254	$(7,144)	$(8,488)
Loss from discontinued operations	—	(2,149)	(7,945)
Net income (loss)	$2,254	$(9,293)	$(16,433)

Denominator:
Weighted average common shares outstanding	43,840	33,853	31,942

Income (loss) per Common Share - Basic
Income (loss) from continuing operations	$0.05	$(0.21)	$(0.26)
Loss from discontinued operations	—	(0.06)	(0.25)
Net income (loss)	$0.05	$(0.27)	$(0.51)

Diluted Earnings per share Computation:
Numerator:
Income (loss) from continuing operations	$2,254	$(7,144)	$(8,488)
Loss from discontinued operations	—	(2,149)	(7,945)
Net income (loss)	$2,254	$(9,293)	$(16,433)

Denominator:
Weighted average common shares outstanding	43,840	33,853	31,942
Effect of dilutive securities:
Options and warrants	1,160	—	—
Dilutive potential common shares	45,000	33,853	31,942

Income (loss) per Common Share - Dilutive
Income (loss) from continuing operations	$0.05	$(0.21)	$(0.26)
Loss from discontinued operations	—	(0.06)	(0.25)
Net income (loss)	$0.05	$(0.27)	$(0.51)

Potentially dilutive convertible notes, options and warrants in the aggregate of 4,870,629 and 4,902,296 in fiscal 2006 and fiscal 2005, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For fiscal 2007, currently exercisable options and warrants in the aggregate of 1,868,301 have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

As of November 30, 2007, shares reserved for future issuance include (i) 3,476,046 shares of common stock issuable upon the exercise of outstanding stock options; (ii) an aggregate of 4,020,990 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of November 30, 2007; and (iii) 1,383,333 shares of common stock issuable upon the exercise of outstanding warrants.

9.             Commitments and Contingencies

Operating Lease Obligations

Joe’s leases certain equipment and office space under separate lease arrangements.  The leases generally contain renewal provisions.  Equipment and office rental expenses under such leases for the years ended November 30, 2007, November 25, 2006 and November 26, 2005, were approximately $512,000, $371,000 and $602,000, respectively, for continuing operations.

In October 2006, Joe’s entered into an assignment and assumption of sublease for office space in New York, New York for the remainder of the original sublease term and paid an assignment fee of $344,000, including miscellaneous expense and real estate commissions.  This amount was charged to selling, general and administrative expenses.  In connection with the assignment, the original guaranty of payment for the sublease remains in effect until the end of the original term of the sublease, which is July 2009.  Therefore, Joe’s may be obligated to pay the monthly sublease fee of approximately $30,000 in the event the assignee defaults on its obligations to the sublandlord or landlord until the end of the lease term.

Until July 2006, Joe’s also used space under a verbal month-to-month arrangement with Azteca, a related party, for its headquarters and principal executive offices.  Under this arrangement, Joe’s paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In addition, Joe’s paid to Azteca distribution fees for distribution services in addition to the monthly rental fee.  Expenses for the fiscal years 2006 and 2005 under this arrangement were $557,000 and $1,039,000, respectively.

In July 2006, Joe’s moved its headquarters and principal executive offices to another facility under a verbal month-to-month arrangement with a third party who provides its product fulfillment, warehousing and distribution services.  Under this arrangement commencing in December 2007, Joe’s pays a monthly fee of approximately $160,000 for allocated expenses associated with its use of office and warehouse space including its product fulfillment, warehousing and distribution services. Expenses under this arrangement were $1,427,000 and $568,000 for fiscal 2007 and 2006, respectively.

Joe’s continues to be obligated under its lease in the amount of approximately $8,000 per month for its executive office space in Los Angeles because the sublessee, an entity that is owned or controlled by a member of one of Joe’s board of directors, leases on a month-to-month basis until December 31, 2009.  In addition, Joe’s leases additional space in the amount of approximately $2,000 in New York under a short term lease that terminates on March 31, 2008.

Future operating lease obligations are as follows (in thousands):

2008	$150
2009	131
2010	20
2011	4
2012	1
$306

Advertising Commitments

During fiscal 2006 and into part of fiscal 2007, Joe’s had advertising commitments with certain parties for billboard advertisement in Los Angeles, California and advertising space on the tops of taxi cabs in New York City.  In January 2007, all advertising commitments had expired under the terms of the original commitment and were not renewed.  In January 2008, Joe’s entered into an agreement for short term billboard advertising space in various locations in and around New York and Los Angeles but does not have any commitment to pay a minimum amount.

Letter of Credits

Joe’s has a contingent liability for $791,000 in open letter of credits as of November 30, 2007.

Earn Out

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; plus (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; plus (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; plus (iv) 1 percent of the gross profit above $40,501,000. The payments will be made in advance and then be compared against amounts actually earned after the applicable quarter or fiscal year with shortfalls paid immediately and overpayments offset against future earnings. No payment will be made if the gross profit is less than $11,250,000. “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.

Litigation

Joe’s is involved from time to time in routine legal matters incidental to its business. In the opinion of Joe’s management, resolution of such matters will not have a material effect on its financial position or results of operations.

10.          Segment Reporting and Operations by Geographic Areas

Segment Reporting

Joe’s has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from a license agreement for accessories.  Prior to fiscal 2004, Joe’s operated in two segments - apparel and accessories.  In May 2005, Joe’s sold the remaining assets of its craft and accessories segment of operations and in May 2006, Joe’s sold certain assets related to its private label apparel division.  Accordingly, each of these activities has been classified as a “Discontinued Operations” and reported as such.

Operations by Geographic Areas

Historically, Joe’s presented information about  operations in the United States and Asia with intercompany revenues and assets eliminated to arrive at the consolidated amounts.  Beginning in fiscal 2004, Joe’s no longer had reportable operations outside of the United States.

11.          Related Party and Other Transactions

As of November 30, 2007 and November 25, 2006, Joe’s related party balance consisted of amounts due (to) or due from certain related parties, as further described below, as follows:

	2007	2006

Commerce Investment Group and affliates	$(1,031)	$2,163
JD Holdings, Inc.	(111)	(82)
Due from related parties, net	$(1,142)	$2,081

Former Related Parties

Commerce Investment Group and affiliates

Historically, Joe’s has a strategic relationship with certain of its stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca, AZT and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, Joe’s has entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.  These entities are no longer related parties as they are not officers, directors or greater than 10 percent stockholders nor do they have the ability to control, directly or indirectly, Joe’s.

The following table represents charges from the affiliated companies pursuant to Joe’s relationship with them, including its discontinued operations, as follows:

	(in thousands)
	2007	2006	2005
Continuing operations
Purchase order arrangements	$10,727	$12,845	$2,560
Verbal facilities arrangement	—	256	315
Discontinued operations
Supply agreement / Purchase order arrangements	—	16,851	60,898
Earn-out due to Sweet Sportswear	—	248	1,323
Verbal facilities agreement	—	301	724
Principal and interest on note payable	—	1,088	1,057
Supply and Distribution agreement	—	—	639

Continuing Operations - Purchase Order Arrangement

Until August 2007, Joe’s used AZT as a supplier on a purchase order basis for certain of its Joe’s® denim products produced in Mexico.  Under this arrangement, Joe’s advanced the funds to purchase raw materials, which primarily includes fabric, anticipated for production of its products and paid for the production cost less credit for the advances on raw materials.  Joe’s purchased these products in various stages of production from partial to completed finished goods.  In August 2007, Joe’s began using a third party vendor for the production of its products in Mexico.

Continuing Operations - Verbal Facilities Arrangement

Until mid-July 2006, Joe’s used space for its headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, Joe’s paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, Joe’s moved its headquarters and principal executive offices to nearby office and warehouse space and accordingly, no longer has any obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations — Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Joe’s IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sold denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15 percent.  After the expiration of the supply agreement, Joe’s continued to use AZT as a supplier on a purchase order basis for its AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne Designs, Inc., or Cygne, as discussed in “Note 15 — Discontinued Operations,” Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

Discontinued Operations - Earn-out Due to Sweet Sportswear LLC

The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5 percent of the gross sales solely attributable to AEO.  In May 2006, Cygne assumed the future liability associated with this payment.

Discontinued Operations - Principal and Interest on Note Payable

Joe’s originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of 6 percent and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00. In May 2006, Cygne assumed the remaining principal balance of the Blue Concept Note and Azteca released Joe’s from any and all remaining obligations.  The Blue Concept Note has been reclassified as a discontinued operation liability.  Under the terms of the original asset purchase agreement, in addition to the shares previously issued, Joe’s issued on May 17, 2006 an additional 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  This share issuance has been recognized in the Statement of Stockholders’ Equity.

Discontinued Operations - Craft and accessories – Supply and Distribution Agreement

In August 2000, Joe’s entered into a supply agreement and a distribution agreement for its craft products with Commerce.  In connection with the sale of the craft inventory and certain other assets of its Innovo subsidiary in May 2005, both the supply agreement and the distribution agreement were terminated.

Aggregate balances by entities

As of November 30, 2007 and November 25, 2006, respectively, the balances due (to) or due from these related parties and certain of their affiliates are as follows:

	2007	2006

AZT International SA de CV	$1,800	$4,994
Commerce Investment Group	(2,822)	(2,822)
Sweet Sportswear, LLC	(4)	(4)
Cygne Design Inc.	(5)	(5)
	$(1,031)	$2,163

The AZT balance represented the balances due as a result of production efforts in Mexico as of November 30, 2007.  Upon completion of the sale of IAA’s private label division to Cygne, as discussed in “Note 15 — Discontinued Operations,” Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that Joe’s continued to be obligated for after the completion of the transaction with Cygne.  The balance of $5,000 due to Cygne represented the amount Joe’s owed to Cygne as a result of certain chargebacks to former customers.

Current Related Party

JD Holdings Inc.

On February 7, 2001, Joe’s acquired a license for the rights to the Joe’s® brand from JD Design LLC, which was subsequently merged with and into JD Holdings.  Under the license agreement, JD Holdings was entitled to a royalty of 3 percent on net sales of licensed products.  In October 2005, Joe’s granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a 5 percent royalty on net sales of those products.  On October 25, 2007, in connection with the merger, the license agreement terminated.

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  See “Note 4 — Merger Transaction” for a further discussion on the merger agreement and the earn-out.

For fiscal 2007 and 2006, the following table sets forth earn-out, royalties, fees and income paid in connection with the Joe’s® brand.

	(in thousands)
	2007	2006	2005
Expense (income):
Joe’s Jeans royalty expense	$1,647	$1,363	$999
Joes Kids license, royalty income	(88)	(40)	—
indie Design fee	—	39	42

As a result of Mr. Dahan’s appointment as a director and executive officer and his ownership of approximately 24 percent of Joe’s total shares outstanding, an additional related party transaction occurred in the past fiscal year.  Mr. Dahan’s brother is the managing member of a company Shipson LLC, or Shipson, to whom Joe’s outsources its E-shop operated on its Joe’s Jeans website.  Joe’s sells its Joe’s® products to Shipson at its wholesale price on normal and customary terms and conditions similar to those that it offers other customers to fulfill purchases by customers on the E-shop.  As of November 30, 2007, Shipson currently owes $163,000 to Joe’s for purchase orders.

In October 2006, Joe’s entered into a collateral protection agreement with JD Holdings in connection with the pledge of certain collateral to CIT for increased availability.  Under the collateral protection agreement, Joe’s agreed to issue JD Holdings shares of its common stock in the event of a default under its agreements with CIT.  In October 2007 in connection with the merger and the release of the pledge by CIT, the collateral protection agreement was terminated.

12.          Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2007	2006	2005

Significant non-cash transactions
In fiscal 2007, Joes Jeans issued 14,000,000 shares in connection with the merger with JD Holdings and recorded deferred taxes of $5,254,000	$22,921	$—	$—

In fiscal 2006, Innovo Group sold certain assets of its private label division in a non-cash transaction consisting of:
Assumption of notes payable & certain liabilities	$—	$10,437	$—
Non-cash loss on sale of the assets	$—	$2,428	$—

In fiscal 2006, Innovo Group issued of 1,041,667 shares of common stock to Azteca as required per the July 2003 asset purchase agreement. No cash or other consideration was received.	$—	$104	$—

In fiscal 2005, Innovo Group converted of its convertible notes payable into 2,560,000 shares of common stock	$—	$—	$4,385

Additional cash flow information
Cash paid during the year for interest	$830	$1,026	$1,467
Cash paid during the year for income taxes	$87	$42	$32

13.          Employee Benefit Plans

On December 1, 2002, Joe’s established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan.  All employees who have worked for Joe’s for 30 consecutive days may participate in the Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the plan.  Joe’s contributions may be made on a discretionary basis.  All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Joe’s decides to do so.  Costs of the Plan charged to operations for administrative fees, in actual numbers, were $6,000, $13,000 and $4,300 for fiscal 2007, 2006 and 2005, respectively.  In addition, Joe’s matches its employees’ contributions under the Plan in the lesser of the following amounts: (i) up to 2 percent of the employee’s compensation, or (ii) 1/3 of the employee’s contribution up to 6 percent of the employee’s salary.  For fiscal 2007, Joe’s contributed $37,000 to employees under the match portion of the Plan.

14.          Private Placement Transactions

In December 2006, Joe’s consummated a private placement of its common stock and warrants to purchase common stock to two “accredited investors” pursuant to Rule 506 of Regulation D under the Securities Act.  The proceeds from the transaction were used for general working capital purposes.  The transaction raised gross proceeds of $3,622,000 or $4,811,000 assuming full exercise of all of the warrants issued.

Joe’s issued 6,834,347 shares at a purchase price of $0.53 per share and warrants to purchase an additional 2,050,304 shares of common stock to these investors at an exercise price of $0.58 per share.  In addition, on December 26, 2006, Joe’s issued an additional 125,000 warrants with an exercise price of $0.66 per share to an individual, also an accredited investor, in exchange for introducing one of the investors to the company.

Each of the warrants issued includes a cashless exercise option, pursuant to which the holder can exercise the warrant without paying the exercise price in cash.  If the holder elects to use this cashless exercise option, it will receive a fewer number of our shares than it would have received if the exercise price were paid in cash.  The number of shares of common stock a holder of the warrant would receive in connection with a cashless exercise is determined in accordance with a formula set forth in the warrant.  The warrants issued in connection with the private placement have a term of five years and were first exercisable on June 18, 2007 and June 25, 2007, respectively.  On June 27, 2007, all but 125,000 of the warrants were exercised resulting in cash proceeds of approximately $1,189,000.

Joe’s used the Black-Scholes pricing model to determine the fair value of each of the warrants granted in connection with this transaction. Joe’s determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, a volatility rate of 82.80 percent and 82.84 percent, respectively, based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 4.56 percent and an expected life of 5 years.  The aggregate fair value of $56,000 of the 125,000 warrants issued was treated as a deal cost.  In addition, Joe’s incurred $28,831 in other transaction costs through May 26, 2007.  All transaction costs to date have been charged against the gross proceeds and the net proceeds of $3,594,000 were allocated to the common stock and warrants based upon fair values.

In June 2007, Joe’s consummated a private placement transaction on similar terms and conditions described above.  The June 2007 transaction raised gross proceeds of approximately $2,000,000 initially and an additional $653,000 assuming the full exercise of all of the warrants.  The warrants issued have the same features as described above and first became exercisable on December 25, 2007.

Joe’s used the Black-Scholes pricing model to determine the fair value of each of the additional warrants granted in connection with the June transaction. Joe’s determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, a volatility rate of 88.7 percent based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 5.03 percent and an expected life of 5 years.  The aggregate fair value for the 480,000 warrants issued was $470,000.

15.          Discontinued Operations

Beginning in fiscal 2004, Joe’s classified certain of its operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale.  In fiscal 2004, the commercial rental property that served as its former headquarters located in Springfield, Tennessee and the remaining assets of its craft and accessory business segment conducted through its Innovo Inc. subsidiary were both classified as a discontinued operations.  On May 17, 2005, Joe’s Innovo subsidiary completed the sale of the assets of its craft and accessory segment of operations.  In February 2006, Joe’s Leaseall Management subsidiary completed the sale of its former headquarters.  In connection with the sale of its former headquarters, Joe’s received a promissory note for a portion of the purchase price.  As of November 30, 2007, there was no remaining balance on the promissory note.  On May 12, 2006, Joe’s completed the sale of its private label apparel division.  As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

Under the asset purchase agreement for the private label division entered into with Cygne, the assets sold included the private label division’s customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca, the original seller of the private label division to Joe’s.  In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the earn-out under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division.  The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date.  Joe’s also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations.  The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and Joe’s resulting loss on the sale of these assets (in thousands):

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”  The underlying assets and liabilities of the discontinued operations for 2005 (there are none in fiscal 2006 and 2007) are as follows:

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total
2005
Cash and cash equivalents	$68	$5	$—	$73
Accounts receivable and due from factor, net of allowance for
customer credits and allowances of $23 (2005)	8	—	16	24
Inventories, net	366	—	—	366
Prepaid expenses and other current assets	20	—	18	38
Property, plant and equipment, net	59	—	599	658
Intangible assets, net	10,074	—	—	10,074
Assets of discontinued operations	$10,595	$5	$633	$11,233

Accounts payable and accrued expenses	$87	$—	$5	$92
Due to factor	130			$130
Note payable	—	—	287	287
Note payable - related party	8,762	—	—	8,762
Liabilities of discontinued operations	$8,979	$—	$292	$9,271

The following is a summary of loss and other information of the discontinued operations for fiscal 2005 and 2006.  There was no loss in connection with the discontinued operations for fiscal 2007.  Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

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

16.          Real Estate Transactions

In April 2005, Joe’s executed a settlement agreement with the holders of its Series A Redeemable Cumulative Preferred Stock, or the Series A Shares, and the Series A Holders, respectively.  Under the terms of the settlement agreement, Joe’s redeemed all of the Series A Shares in exchange for the transfer of all of the stock of its Innovo Realty Inc. subsidiary, or IRI.  Further, the parties agreed to a mutual release of all claims, all obligations in the Certificate of Designation for the Series A Shares and to dismiss with prejudice for the lawsuit filed in August 2004 by the Series A Holders.  In connection with the settlement agreement, Joe’s received a lump sum payment in the amount of approximately $100,000 and an indemnification for up to $50,000 for future tax liabilities from the past or future sale of any of the properties by the partnerships.  Joe’s originally issued the Series A Shares in April 2002 in connection with its IRI subsidiary acquiring a 30 percent limited partnership interest in each of 22 separate partnerships that invested in real estate apartment complexes located throughout the United States.  Since fiscal 2005, IRI had no operating activity.

Joe’s did not give any accounting recognition to the value of its investment in the limited partnerships, because it determined that the asset was contingent and only had value to the extent that cash flow from the operations of the properties or from the sale of underlying assets was in excess of the 8 percent coupon and redemption of the Series A Preferred Shares.  Additionally, Joe’s determined that the Series A Preferred Shares would not be accounted for as a component of equity as the shares were redeemable outside of its control.  No value was ascribed to the Series A Preferred Shares for financial reporting purposes as Joe’s would have only be obligated to pay the 8 percent coupon or redeem the shares if Joe’s received cash flow from the limited partnerships adequate to make the payments.

17.          Subsequent Events

In January 2008, Joe’s entered into a lease agreement for the lease of retail space at Woodbury Common Premium Outlets® in Central Valley, New York.  Under the lease agreement, Joe’s takes possession of the space on August 1, 2008 and expects to open its retail outlet in the fall of 2008.  The term of the lease is for 10 years and the annual base rent be $147,000 plus an obligation to pay certain advertising fees, operating costs charges, a percentage rent based upon sales and other customary charges for retail leased space.  The rent and other operating charges will increase at a fixed rate or based upon inflation after the first year and thereafter until the end of the term.

Subsequent to the end of the 2007 fiscal year, in December 2007, Joe’s issued 745,000 restricted common stock units pursuant to the 2004 Stock Incentive Plan to its employees.

18.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended November 30, 2007 and November 25, 2006, respectively:

	Quarter ended
	(in thousands, except per share data)
2007	February 24	May 26	August 25	November 30

Net sales	$13,814	$15,171	$15,708	$18,074
Gross profit	5,095	7,349	6,585	7,601

Income (loss) before taxes	(165)	427	956	1,127
Income taxes	8	5	43	35
Net income (loss)	$(173)	$422	$913	$1,092
Net income (loss) per share:
Basic
Earnings (loss) earnings from continuing operations	$(0.00)	$0.01	$0.02	$0.02

Diluted
Earnings (loss) from continuing operations	$(0.00)	$0.01	$0.02	$0.02

	Quarter ended
	(in thousands, except per share data)
2006	February 25	May 27	August 26	November 25

Net sales	$10,427	$9,787	$12,448	$13,971
Gross profit	1,820	3,231	4,963	5,395

Loss from continuing operations, before taxes	(4,102)	(2,510)	(416)	(80)
Income taxes	8	7	13	8
Loss from continuing operations	(4,110)	(2,517)	(429)	(88)
Discontinued operations, net of tax	418	(2,461)	(95)	(11)
Net Loss	$(3,692)	$(4,978)	$(524)	$(99)
Net income (loss) per share:
Basic
(Loss) earnings from continuing operations	$(0.12)	$(0.08)	$(0.01)	$(0.00)
Earnings (loss) from discontinued operations	0.01	(0.07)	(0.00)	(0.00)
	$(0.11)	$(0.15)	$(0.01)	$0.00

Diluted
(Loss) earnings from continuing operations	$(0.12)	$(0.08)	$(0.01)	$(0.00)
Earnings (loss) from discontinued operations	0.01	(0.07)	(0.00)	(0.00)
	$(0.11)	$(0.15)	$(0.01)	$0.00

ITEM 16.2

Joe’s Inc. and Subsidiaries

Schedule II

Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for uncollectible accounts:
Year ended November 30, 2007	$400	576		(427)	$549
Year ended November 25, 2006	$285	210		(95)	$400
Year ended November 26, 2005	$511	74		(300)	$285

Allowance for customer credits and returns:
Year ended November 30, 2007	$69	142		(108)	$103
Year ended November 25, 2006	$128	555		(614)	$69
Year ended November 26, 2005	$416	618		(906)	$128

Allowances for inventories:
Year ended November 30, 2007	$519	316		(221)	$614
Year ended November 25, 2006	$3,709	680		(3,870)	$519
Year ended November 26, 2005	$292	3,463		(46)	$3,709

Allowance for deferred taxes:
Year ended November 30, 2007	$23,025			(1,293)	$21,732
Year ended November 25, 2006	$16,683	6,342			$23,025
Year ended November 26, 2005	$11,283	5,400			$16,683

(1)  Deductions represent the actual amount of write-off of an asset against a reserve previously recorded, or in the case of inventories, a deduction could represent the write-off upon disposition or a markdown of carrying value. In the case of deferred taxes, deductions result from changes in timing differences on a year-to-year basis.