Form 10-K/A
period 2007-11-30
JOE'S JEANS INC.
filed 2008-03-28
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, $0.10 par value

(Title of Class)

NASDAQ Capital Market

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on The Nasdaq Stock Market, Inc. as of May 26, 2007, was approximately $38,484,000.

The number of shares of the registrant’s common stock outstanding as of March 27, 2008 was 59,750,204.

Documents incorporated by reference: None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Joe’s Jeans Inc. to amend our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 filed with the Securities and Exchange Commission, or SEC, on February 28, 2008, or the Initial Report.  We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than March 28, 2008.

Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, in part, to provide the information we originally intended to incorporate by reference.  Such information is the information required by Items 10 to 14 of Part III of the Annual Report on Form 10-K and the officer certifications associated with the same.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in such exhibit list to be filed herewith.  This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

Except for the addition of the Part III information and the filing of the related certifications, no other changes have been made to the Initial Report.  This Amendment No. 1 does not reflect events occurring after the date of the Initial Report or modify or update those disclosures affected by subsequent events.

As used in this Amendment No. 1, the terms “we,” “us,” “our,” and “Joe’s Jeans” refer to Joe’s Jeans Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

PART III

Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors and executive officers and their ages and positions as of March 27, 2008, are as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	66	Chairman of the Board of Directors	1998
Marc B. Crossman	36	Chief Executive Officer, President, and Director	1999
Hamish Sandhu	45	Chief Financial Officer	N/A
Joseph M. Dahan	40	Creative Director and Director	2007
Kelly Hoffman(1)(2)(3)	49	Director	2004
Thomas O’Riordan (1)(2)(3)	51	Director	2006
Suhail R. Rizvi(1)(2)	42	Director	2003
Kent Savage(2)(3)	46	Director	2003

(1)             Member of the Audit Committee

(2)             Member of the Compensation and Stock Option Committee

(3)             Member of the Nominating and Governance Committee

Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow-Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company-Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively. Mr. Furrow received his undergraduate and J.D. degrees from the University of Tennessee.  Sam Furrow is the father of our former Chief Executive Officer and Director, Samuel J. (Jay) Furrow, Jr.

Marc B. Crossman has served as our Chief Executive Officer since January 2006, our President since September 2004 and a member of our Board of Directors since January 1999. From March 2003 until August 2007, Mr. Crossman served as our Chief Financial Officer. From January 1999 until March 2003, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc., New York, New York. From September 1997 until January 1999, Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation. Mr. Crossman received his B.S. degree in Mathematics from Vanderbilt University.

Hamish Sandhu has served as our Chief Financial Officer since August 2007. From January 2006 until August 2007, Mr. Sandhu was Chief Financial Officer of California Tan, Inc., a consumer products company manufacturing and marketing lotion and equipment to the indoor tanning industry. From September 2001 until December 2005, Mr. Sandhu was Chief Financial Officer of Ancra International LLC, a manufacturer of aircraft cargo systems and trucking restraint products. Mr. Sandhu began his career at Deloitte & Touche LLP. Prior to that, Mr. Sandhu held various Chief Financial and Corporate Controller positions at other manufacturing and distribution based companies. Mr. Sandhu has a B.A. degree in Economics and Accounting from Australian National University and holds a Certified Public Accountant’s license.

Joe Dahan has served as the president and head designer for our Joe’s Jeans, Inc. subsidiary, or Joe’s, since its formation in February 2001, Creative Director and a member of our Board of Directors since October 2007.  Mr. Dahan is responsible for the design, development and marketing of Joe’s products.  From 1996 until 2001, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca, a manufacturer of branded and private label denim products.  From 1989 until 1996, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator.  Mr. Dahan became our Creative Director and a member of our Board of Directors in connection with the completion of a merger between us and JD Holdings Inc. in October 2007.

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

Suhail R. Rizvi has served as a member of our Board of Directors since April 2003. Since 2004, Mr. Rizvi has served as founder and Chief Investment Officer of Rizvi|Traverse Management LLC and other related funds. Mr. Rizvi has over twenty years of private equity investing experience for his own account and as a fiduciary for institutional investors through various entities or funds as founder, principal or manager. Mr. Rizvi also serves as Chairman of the Board of Directors of AG Holdings, a diversified investment company with interests in various manufacturing companies and as a member of the Board of Directors for International Creative Management, Inc. a global talent and literary agency. Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania and sits on the Wharton Undergraduate Executive Board.

Kent Savage has served as a member of our Board of Directors since July 2003. Since June 2006, Mr. Savage has served as Founder and CEO of Famecast, Inc., a privately held online entertainment site. From January 2004 until June 2005, Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of personal computers. From September 2002 until February 2003, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI). From February 1999 until August 2001, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc. From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc. Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia’s Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003.  Our Code of Business Conduct and Ethics is available on our website at www.joesjeans.com or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 5901 S. Eastern Avenue, Commerce, California 90040 or by calling (323) 837-3712.  You may also find a copy of our Code of Business Conduct and Ethics as Exhibit 14 originally filed with our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the SEC on February 28, 2004.

To date, there have been no waivers under our Code of Business Conduct and Ethics.  We intend to disclose any amendments to our Code of Business Conduct and Ethics and any waiver granted from a provision of such Code on a Form 8-K filed with the SEC within four business days following such amendment or waiver or on our website at www.joesjeans.com within four business days following such amendment or waiver.  The information contained or connected to our website is not incorporated by reference into this Amendment No. 1 and should not be considered a part of this or any other report that we file or furnish to the SEC.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or Exchange Act, is currently comprised of Messrs. Rizvi, Hoffman and O’Riordan.  Mr. Rizvi serves as Chairman of the Audit Committee.  Currently, all Audit Committee members are “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Rizvi has also been designated to be an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.  A copy of the Audit Committee charter can be found on our website www.joesjeans.com under our Investor Relations heading.

Nominating and Governance Committee

The Nominating and Governance Committee is currently comprised of Messrs. Hoffman, O’Riordan and Savage.  Mr. Hoffman serves as Chairman of the Nominating and Governance Committee.

The Nominating and Governance Committee has a charter that details its duties and responsibilities, which was adopted by our Board of Directors on May 22, 2003.  Currently, all Nominating and Governance Committee members are “independent” under NASDAQ listing standards.  There is no specific procedure outlined in the charter for the Nominating and Governance Committee to consider nominees to our Board of Directors that are recommended by our common stockholders, but such nominees will be considered in accordance with the principal responsibilities of the Nominating and Governance Committee, our bylaws and all applicable rules and regulations relating to such nominations by our common stockholders.  The Nominating and Governance Committee has the responsibility for developing criteria for the selection of new directors and nominees for vacancies.  The members of the Nominating and Governance Committee have the discretion to choose candidates that have the desired experience, mix of skills and other qualities to assure appropriate composition while taking into account the current members and our specific needs and the needs of our Board of Directors.  To date, no more specific criteria has been developed than that set forth in the charter.  Furthermore, we have not had a common stockholder propose a nominee to our Board of Directors nor have we paid any third party a fee to assist us in the process of identifying or evaluating candidates for our Board of Directors.  A copy of the Nominating and Governance Committee charter can be found on our website at www.joesjeans.com under our Investor Relations heading.

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

Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the year ended November 30, 2007, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

ITEM 11.               EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This discussion and analysis will focus on the following: (1) the objectives of the executive compensation policies and practices, (2) the objectives that the compensation program is designed to reward; (3) each element of compensation, (4) the rationale for each element of compensation, (5) the methodologies utilized by us in determining the amounts to pay for each element, and (6) how an element of compensation and our rationale for each element fit together within our overall compensation objectives.  This discussion relates to our Principal Executive Officer, Principal Financial Officer, and our Creative Director, or collectively, our Named Executive Officers.

Compensation Philosophy

Our executive compensation program is designed to provide proper incentive to management to maximize performance in order to encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance and provide incentives for future performance.

In keeping with these objectives, our goal is to (1) align the interests of the executive officers with the interests of our stockholders, (2) ensure the long-term commitment of our management team, and (3) ensure accountability for both our overall performance and the individual’s performance and contribution.

In setting the level of cash and equity compensation, the Compensation Committee of our Board of Directors considers various factors, including our overall performance and the individual’s performance during the year, the uniqueness and relative performance of the executive’s skill set, the expected future contribution to us and competitive conditions.

Elements of Compensation

Our compensation structure for our Named Executive Officers consists of a combination of (1) base salary, (2) long-term incentive awards (equity awards), (3) company paid benefits, and (4) discretionary bonuses.  The Compensation Committee also takes into account certain change in control provisions available to our Named Executive Officers.

Our Creative Director, Joe Dahan, is our only Named Executive Officer with an employment agreement.  The employment agreement was entered into with him in connection with the completion of the merger by and among, us, our Joe’s Jeans Subsidiary Inc., or Joe’s Subsidiary, and JD Holdings, Inc., or JD Holdings.

Mr. Crossman and Mr. Sandhu are both at-will employees.  Mr. Sandhu was given an employment offer letter in connection with his offer of employment as our Chief Financial Officer in August 2007.  The Compensation Committee is in the process of discussing and preparing an employment agreement with Mr. Crossman for his continued employment with us as the Compensation Committee believes that this is an important part to ensure Mr. Crossman’s long-term commitment to us.

Engagement of Compensation Consultant

In September 2007, our Compensation Committee engaged a compensation consultant, Mercer Human Resources Consulting, to serve as an independent advisor to the Compensation Committee to conduct a review of the compensation for our Chief Executive Officer and non-employee Directors, examine the pay level and practices of a group of peer companies similar in terms of size and industry, highlight trends in such compensation and provide recommendations regarding our practices.  Mercer prepared for our Compensation Committee a competitive analysis of compensation utilizing comparable company compensation data, including size and industry appropriate survey data and advice around short and long-term incentive programs.  The information prepared by Mercer provided the Compensation Committee with data to allow them to evaluate and determine an appropriate amount for a bonus and equity award grant for our Chief Executive Officer for fiscal 2007 and compensation for non-employee directors.  More particularly, this information provided the basis for discussion of compensation for fiscal 2008 for our Chief Executive Officer.

The peer companies selected for comparison purposes included other apparel, footwear and accessories companies of a comparable size with publicly available information.  The companies in the peer group were as follows:

•             True Religion

•             Cutter & Buck

•             Lacrosse Footwear

•             Iconix Brand Group

•             Everlast Worldwide

•             Sport-Haley

•             Chaus

•             Cygne Designs

•             Isaacs IC & Co.

•             Nitches

•             Cherokee

•             People’s Liberation

The information presented included data for the 75th percentile, 50th percentile, and 25th percentile.   Our Compensation Committee determined that based upon the data presented, the total direct compensation for our Chief Executive Officer in prior years was just below the 25th percentile due to a lack of cash bonus opportunity.  Thus, the Compensation Committee believed that a cash bonus would be an important element of compensation for fiscal 2007 and beyond for our Chief Executive Officer.

Base Salary

Our Compensation Committee reviews base salary for Chief Executive Officer on an annual basis, and for fiscal 2007 considered the recommendation by the Chief Executive Officer for the other Named Executive Officers other than the Chief Executive Officer.  In fiscal 2007, our Chief Executive Officer’s base salary was the same as his base salary for the prior year.  The Compensation Committee utilized the data from Mercer as a basis for the discussion of our Chief Executive Officer’s salary for fiscal 2008.

Bonuses

Historically, the Compensation Committee has not granted a bonus to our Chief Executive Officer.  As a result of the lack of bonus opportunity in prior years and recognizing the importance of this element of compensation, for fiscal 2007, the Compensation Committee elected to grant Mr. Crossman a discretionary bonus in the amount of $300,000, $150,000 of which was payable on or before the end of our 2007 fiscal year and $150,000 to be paid in connection with the execution of an employment letter agreement in fiscal 2008.  Factors that the Compensation Committee considered in determining this bonus amount included Mr. Crossman’s performance over the past fiscal year along with our financial and strategic performance, which included successfully selling the assets from our other business segments and focusing our resources on our Joe’s® brand, completing the merger to acquire the Joe’s® assets, regaining compliance with Nasdaq listing standards, and competitive considerations, including the market data indicating that bonus opportunity is an important element in cash compensation for a Chief Executive Officer.  This cash bonus was the first cash bonus paid to Mr. Crossman since he commenced employment in March 2003.

Long-Term Incentive Compensation

Our Compensation Committee administers our 2004 Stock Incentive Plan and believes that the long-term commitment of our employees, including our Named Executive Officers, is an important factor in our future performance.  The primary element used to promote the long-term performance and commitment of our Named Executive Officers is long-term incentive compensation through grants of stock options and restricted stock.  In fiscal 2007, the Compensation Committee shifted from its past practice of granting options to purchase shares of our common stock to granting restricted common stock.  This decision to change past practices was in part due to fluctuations in the market price of our common stock and the decision to re-price out-of-the-money incentive stock options in fiscal 2006 as part of a retention incentive.  The Compensation Committee believes that equity grants with time-based vesting restrictions aid in retention and better align the interests of our Named Executive Officers with those of our stockholders.  Further, the equity grants motivate our Named Executive Officers to make long-term decisions that are in our best interest and to provide incentive to maximize stockholder value.

We do not coordinate the timing of equity award grants with the release of financial results or other material announcements by us and generally, we have made annual equity grants to our Chief Executive Officer and non-employee directors in connection with our annual meeting of stockholders.

We believe that providing Named Executive Officers who have responsibility for our management and growth with an opportunity to increase their stock ownership aligns the interests of the executive officers with those of our stockholders. Accordingly, the Compensation Committee also considers equity grants to be an important aspect in compensating and providing incentives to management and employees.  The Compensation Committee determines the number of shares for each stock incentive grant based upon the executive officer’s role and responsibilities, the executive officer’s base salary, the recommendation of our Chief Executive Officer of the job performance of the individual.  For the equity grants to our Chief Executive Officer and our non-employee directors, the Compensation Committee also utilized the data presented and compared with comparable awards to individuals in similar positions in our industry.

Benefits

Benefits offered to our Named Executive Officers  are substantially the same as those offered to all our regular employees and generally include medical insurance, dental insurance, 401(k) plan, disability insurance, life insurance and flexible spending account.  For our Named Executive Officers, we pay all premiums associated with such benefits as described in the footnote 6 to the Summary Compensation Table.

Change in Control Provisions

Our Creative Director and our Chief Financial Officer have change in control provisions in each person’s employment agreement and employment offer letter, respectively.  These provisions provide these Named Executive Officers with certain compensation arrangements in the event that a change in control occurs.  In addition, our 2004 Stock Incentive Plan contains a change in control provision which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurs.

Relationship Between Elements and Objectives

In determining the total amount and mixture of the compensation package for our Chief Executive Officer, our Compensation Committee subjectively considers individual performance, including past and expected contributions, overall performance of the company as a whole, long-term goals and such other factors as our Compensation Committee determines appropriate.  The use of both cash compensation (salary and bonus) and long-term compensation (equity awards) achieves the objectives of attracting, motivating and retaining our Chief Executive Officer, other Named Executive Officers and employees.  Long-term compensation realized through the use of equity awards achieves the objectives of aligning management’s interests with stockholders’ interests and ensuring the long-term commitment of the management team.  For fiscal 2007, our Compensation Committee determined that for our Chief Executive Officer the total cash compensation should be higher than the 25th percentile for our peer group and elected to provide him with a bonus.  For fiscal 2008, the Compensation Committee considered, evaluated and discussed the data presented to provide the basis for its discussion and decision regarding compensation.

Executive Management’s Involvement in Compensation Policies

Our Compensation Committee determines the compensation of our Chief Executive Officer and directors and reviewed and approved our compensation of our Creative Director and Chief Financial Officer based upon the recommendation from our Chief Executive Officer regarding expected contributions, long term goals and other factors appropriate to the respective positions.  Our Compensation Committee approves all grants of equity compensation, including the pool for non-officer employees.

Tax Considerations

We generally intend to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code.  Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year.  None of the non-exempt compensation we paid to any of our Named Executive Officers for 2007 exceeded the $1 million limit.

Executive Officer Compensation

The following table provides certain summary information concerning the compensation earned by our Named Executive Officers in the position of the Principal Executive Officer, Principal Financial Officer, and Creative Director for services rendered in all capacities to us for the fiscal year ended November 30, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		All Other Compensation (6)	Total

Marc Crossman	2007	$375,001		$150,000	(1)	$375,000	(2)	$—		$72,838	$972,839
Chief Executive Officer and President
Hamish Sandhu	2007	51,250	(3)	—		—		123,000	(4)	131	174,381
Chief Financial Officer
Joseph Dahan	2007	104,011	(5)	—		—		—		34,993	139,004
Creative Director

(1)           Reflects portion of Mr. Crossman’s bonus approved and paid in fiscal 2007.  The remaining amount of $150,000 previously approved bonus by the Compensation Committee is expected to be paid in connection with the execution of an employment letter agreement during the second quarter of fiscal 2008.

(2)           Represents the total fair value of the restricted common stock grant to Mr. Crossman on October 15, 2007 to be recognized by us as an expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, in connection with the grant.  The restricted common stock vests as follows:  one-third of the shares vest on October 15, 2008, one-third of the shares vest on October 15, 2009, and one-third of the shares vest on October 15, 2010.

(3)           Mr. Sandhu commenced employment with us on August 27, 2007 as our Chief Financial Officer.

(4)           Represents the total fair value of the stock option award to be recognized by us as an expense in accordance with SFAS 123R in connection with the award.  On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 restricted common stock units on the same terms and conditions granted to other non-officer employees.  The restricted common stock units are scheduled to vest every six months over a four year period.

(5)           Mr. Dahan was appointed Creative Director on October 25, 2007 and previously served as an employee and president of our Joe’s Subsidiary.  This amount represents the full compensation paid to him in connection with his employment for fiscal 2007.

(6)           The following table details the components of this column.

Name and Principal Position	Year	Company Paid Health Insurance(a)	Unused Vacation Payout (b)	401(k) Match	Total
Marc Crossman	2007	$21,147	$45,371	$6,321	$72,838

Hamish Sandhu	2007	$131	—	—	$131

Joseph Dahan	2007	$30,378	$4,615	—	$34,993

(a)           This amount represents health insurance premiums paid on behalf of the Named Executive Officer in excess of health insurance premiums paid for other employees.

(b)           This amount represents a pay out for earned but unused vacation at the Named Executive Officers daily rate.  In accordance with our employee handbook, all regular full-time employees are eligible to be paid out for earned but unused vacation at the end of each fiscal year.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of our awards pursuant to our 2004 Stock Incentive Plan to our Named Executive Officers during our fiscal year ended November 30, 2007:

			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name		Grant Date	Threshold (#)	Target (#)	Maximum (#)	($ / Sh)	Awards
Marc Crossman	(1)	15-Oct-07		235,849		—	$375,000
Hamish Sandhu	(2)	27-Aug-07		100,000		$1.92	—

(1)           On October 15, 2007, Mr. Crossman was granted 235,849 shares of restricted common stock that vest as follows:  one-third of the shares vest on October 15, 2008, one-third of the shares vest on October 15, 2009, and one-third of the shares vest on October 15, 2010.  These shares of restricted common stock are subject to a time-based vesting requirements that automatically vests provided Mr. Crossman is employed by us on such date.  There are no other requirements or performance targets that must be met in order for such shares to vest.

(2)           On August 27, 2007, Mr. Sandhu was granted options to purchase up to 100,000 shares of our common stock at an exercise price of $1.92, the closing price of our common stock on the date of grant.  This stock option was subject to a time-based vesting requirement and vested automatically on a monthly basis over a two year period provided that Mr. Sandhu was employed by us on the vesting date.  On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 restricted common stock units on the same terms and conditions granted to other non-officer employees.  The restricted common stock units are subject to a time-based vesting requirement and are scheduled to vest every six months over a four year period provided that Mr. Sandhu continues to be employed on such vesting date.  There are no other requirements or performance targets that must be met in order for such grant to vest.

Outstanding Equity Award at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2007:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards:	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
Name	Exercisable	Unexercisable	Number of Securities Underlying Unexercised Unearned Options						Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Marc Crossman							235,849	$375,000	235,849	$271,226
	25,641			$0.39	13-Dec-10
	10,000			$1.00	17-Apr-12
	200,000			$1.63	3-Sep-14
	250,000			$1.02	13-Jun-15
	1,000,000			$1.02	23-May-13

Hamish Sandhu	12,500	87,500	87,500	$1.92	26-Aug-17	(1)

Joseph Dahan	200,000			$1.02	4-Aug-15

(1)           On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 restricted common stock units on the same terms and conditions granted to other non-officer employees.  The restricted common stock units are scheduled to vest every six months over a four year period.

Option Exercises and Stock Vested

There were no option exercises or restricted stock that vested by our Named Executive Officers in our fiscal year ended November 30, 2007.

Pension Benefits

We do not provide any pension benefits to any of our Named Executive Officers or employees.

Nonqualified Deferred Compensation

We do not provide any non-qualified deferred compensation to any of our Named Executive Officers or employees.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Joseph M. Dahan

In connection with the completion of a merger between us, our Joe’s Subsidiary and JD Holdings, Mr. Dahan’s employment agreement automatically became effective for service as our Creative Director.

Under the employment agreement, the initial term of employment is five years with automatic renewals for successive one year periods thereafter, unless terminated earlier.  Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion.

Under the terms of the employment agreement, we may terminate Mr. Dahan for Cause or if he becomes Disabled.  “Cause” is defined as (i) a conviction, plea of guilty or nolo contendere to a felony or a crime of moral turpitude; (ii) a material breach of any provision of the employment agreement that is not cured within 45 days of receipt of written notice of such breach; (iii) the solicitation, persuasion or attempt at persuasion for any employee, consultant, contractor, customer or potential customer to engage in an act prohibited by the employment agreement; or (iv) a violation of any of our policies in our handbook or code of ethics and such violation constitutes a breach of the Code of Ethics or warrants termination.  “Disability” is defined as inability to perform duties for 180 consecutive days or shorter periods aggregating 270 days during any 12 month period. Should we terminate Mr. Dahan’s employment for Cause or Disability, we would only be required to pay him through the date of termination.  We may terminate Mr. Dahan’s employment without Cause at any time upon two weeks notice, provided that it pays to him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term.  Mr. Dahan may terminate his employment for Good Reason at any time within 30 days written notice. “Good Reason” is defined as (i) a material breach of the employment agreement by us that is not cured within 30 days of written notice; or (ii) Mr. Dahan’s decision to terminate employment at any time after 18 months following a Change in Control.  A “Change in Control” is defined as (i) the sale or disposal of all or substantially all of the assets; (ii) the merger or consolidation with another company provided that our stockholders as a group no longer own at least 50 percent of the voting power of the surviving corporation; (iii) any person or entity becoming the beneficial owner of 50 percent or more of our combined voting power; or (iv) the approval by our stockholders to liquidate or dissolve. In the event that Mr. Dahan terminates his employment for Good Reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term.  Further, Mr. Dahan may terminate his employment for any reason upon ten business days’ notice and only be entitled to his salary as of the date of termination on a pro rata basis.

The employment agreement contains customary terms and conditions related to confidentiality of information, ownership by us of all intellectual property, including future designs and trademarks, alternative dispute resolution and Mr. Dahan’s duties and responsibilities to us as Creative Director.

Hamish Sandhu

In connection with Mr. Sandhu’s appointment as CFO, we entered into a written offer letter whereby Mr. Sandhu agreed to serve as our CFO.  Under the terms of the offer letter, Mr. Sandhu’s annual base salary is $205,000.  In addition, Mr. Sandhu received a grant on August 27, 2007, pursuant to our 2004 Stock Incentive Plan, to purchase up to 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on that date.  The option has a term of 10 years, vests in equal monthly installments over the next 24 months and first became exercisable on September 27, 2007.   We also agreed to pay the full cost of participation in our health insurance plan for Mr. Sandhu and his family.  Mr. Sandhu will also be entitled to six months of his monthly base salary as a severance payment in the event that a Change in Control occurs during the four years following August 27, 2007 and his employment is subsequently terminated.  For purposes of the offer letter, a “Change in Control” shall be deemed to have occurred upon the closing of a transaction which:  (i) we sell or otherwise dispose of all or substantially all of our assets; or (ii) there is a merger or consolidation of us with any other corporation or corporations, provided that our shareholders, as a group, do not hold, immediately after such event, at least 50 percent of the voting power of the surviving or successor corporation.  Notwithstanding anything to the contrary, Mr. Sandhu is an employee at-will and has not entered into an employment agreement with us.

On December 18, 2007, we entered into a Restricted Stock Unit Agreement, or RSU Award whereby we granted Mr. Sandhu an award of restricted stock units representing the right to receive 100,000 shares of our common stock, or the Restricted Stock Units, pursuant to the 2004 Stock Incentive Plan.  The Restricted Stock Units are scheduled to vest every six  months over a four year period.  In conjunction with this award, Mr. Sandhu agreed to terminate his employee stock option to purchase 100,000 shares of our common stock granted pursuant to the 2004 Stock Incentive Plan on August 27, 2007.  Mr. Sandhu agreed to forfeit the 100,000 shares he was entitled to acquire under the terms of the stock option, which was scheduled to vest on a monthly basis over a two year period.

2004 Stock Incentive Plan, Restricted Stock Agreement and Restricted Stock Unit Awards

Under the terms of the 2004 Stock Incentive Plan, all unvested awards accelerate and immediately vest upon the occurrence of a Change in Control for all grantees.  Further, Mr. Crossman’s Restricted Stock Agreement and each RSU Award contains certain provisions regarding the terms and conditions of the grant.  Each vests upon the earliest to occur of the participant’s death, Disability, or separation from service by us without Just Cause (as defined below).  Death and Disability are defined in the Plan. Upon a separation from service for any other reason (including, without limitation, termination by us for Just Cause or by participant for any reason) prior to the date that participant becomes 100 percent vested in the award, the unvested units or shares are forfeited immediately.  Under the award agreements, “Just Cause” means (a) a conviction for, or a plea of guilty or nolo contendere to, a felony or any other crime which involves fraud, dishonesty or moral turpitude, or (b) a material breach of any written employment policies or rules, including the our Code of Business Conduct and Ethics.

Potential Payments Upon Termination or Change in Control

The following table reflects the amounts that would be paid if a change in control or other termination event occurred on November 30, 2007 and our stock price per share was the closing market price as of that date.  The closing market price of our common stock on November 30, 2007 was $1.15

Termination Scenario (11/30/07)	Marc Crossman	Hamish Sandhu	Joseph Dahan
Without Cause or for Good Reason (1) (within 18 months of Change in Control)
Severance pay (a)	$—	$—	$1,470,443
Health benefits continuation (b)	—	—	30,378
Unexercised options	—	—	—
Unvested restricted stock	—	—	—
Total	$—	$—	$1,500,821

Without Cause or for Good Reason (1) (no Change in Control)
Severance pay (a)	$—	$—	$1,470,443
Health benefits continuation (b)	—	—	30,378
Unvested options	—	—	—
Unvested restricted stock	—	—	—
Total	$—	$—	$1,500,821

Change in Control - assuming no termination
Severance pay (2)	$—	$102,500	$—
Unvested options (3)	—	100,625	—
Unvested restricted stock (3)	271,226	—	—
Total	$271,226	$203,125	$—

Without Just Cause, Death or Disability
Unvested restricted stock (3)	$271,226	$—	$—
Total	$271,226	$—	$—

(1)           See “Employment Contracts and Termination of Employment and Change in Control Arrangements — Joseph M. Dahan” for a further discussion of the terms under which such benefits would be payable for Mr. Dahan.

                (a)           Represents the amount of salary at Mr. Dahan’s current rate of $300,000 that would have been paid pursuant to his employment agreement from November 30, 2007 until October 25, 2012.

                (b)           Represents the anticipated cost of health insurance benefits for a period of one year following termination based upon amounts paid in fiscal 2007 for Mr. Dahan.

(2)           See “Employment Contracts and Termination of Employment and Change in Control Arrangements —Hamish Sandhu” for a further discussion of the terms under which such benefits would be payable for Mr. Sandhu.  Represents the amount of salary at Mr. Sandhu’s current rate of $205,000 that would have been paid pursuant to his employment offer letter from November 30, 2007 until May 31, 2008.

(3)           See “Employment Contracts and Termination of Employment and Change in Control Arrangements — 2004 Stock Incentive Plan, Restricted Stock Agreement and Restricted Stock Unit Awards.”  Represents the fair market value of the acceleration of vesting of all outstanding awards pursuant to the 2004 Stock Incentive Plan and applicable agreements based upon the closing market price of our common stock on November 30, 2007 at $1.15.

Director Compensation

Historically, our non-employee Directors have been compensated for service through an equity grant.  Our Directors are not compensated in any other manner, however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the Director’s schedule permits such attendance.  Attendance in person is not required, but we try to accommodate schedules in planning the date.   In fiscal 2007, all directors, except Mr. Hoffman, attended our annual meeting in person.  Consistent with its past practices, on October 15, 2007 and October 17, 2007, the Compensation Committee of the Board approved grants of restricted stock in the amount of 80,000 shares to each non-employee Director:  Sam Furrow, Kent Savage, Tom O’Riordan, and Suhail Rizvi.  The restricted stock vests on a monthly basis over the course of 12 months beginning November 15, 2007.  In lieu of a restricted stock grant, Kelly Hoffman elected to be compensated through a cash retainer in the amount of $127,200 paid monthly over the next twelve months.  This amount was determined based upon the peer group analysis and because the non-employee Directors had served from May 2006 to October 2007 (a period of 17 months) without any form of cash or other equity compensation.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Sam Furrow	$—	$127,200	$127,200
Kent Savage	—	127,200	127,200
Tom O’Riordan	—	127,200	127,200
Suhail Rizvi	—	127,200	127,200
Kelly Hoffman	127,200	—	127,200
	$127,200	$508,800	$636,000

(1)           Represents the total fair value of 80,000 shares of restricted common stock granted to our non-employee directors on October 15, 2007 to be recognized by us as an expense in accordance with SFAS 123R.  The restricted common stock vests on a monthly basis over a 12 month period with the first tranche vesting on November 15, 2007.

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, the Compensation and Stock Option Committee of our Board of Directors, or Compensation Committee, was comprised of Messrs. Savage, Hoffman, O’Riordan and Rizvi.  The Compensation Committee is responsible for determining the salaries and incentive compensation of our executive officers and for providing recommendations for the salaries and incentive compensation of all other employees and consultants.  The Compensation Committee also administers our benefit plans, including the 2004 Stock Incentive Plan.  Mr. Savage serves as Chairman of the Compensation Committee.  None of our past or current members of the Compensation Committee has served as an executive officer or employee of us or any of our subsidiaries.  One member of our Compensation Committee, Mr. Rizvi, entered into a transaction with us to sublease, at our current market rate, certain previously leased office space for an entity that he owns.  See “Related Parties — 9000 Sunset Office Space Sublease” for a further discussion of this transaction.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.

Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended November 30, 2007 and incorporated by reference into in our proxy statement for our 2008 Annual Meeting of Stockholders.

Respectfully Submitted by the Compensation Committee of the Board of Directors,

Kent Savage (Chairman)
Kelly Hoffman
Tom O’Riordan
Suhail Rizvi

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table provides information as of March 27, 2008 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5 percent of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group.  The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 59,750,204 shares outstanding as of March 27, 2008.   The address for the officers and directors is our corporate office located at 5901 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman Chief Executive Officer, President and Director	1,974,864	(1)	3.18%

Hamish Sandhu Chief Financial Officer	100,000	(2)	*

Joseph M. Dahan Creative Director and Director	14,418,708	(3)	24.05%

Samuel J. (Sam) Furrow Chairman of Board of Directors	3,410,105	(4)	5.69%

Kelly Hoffman Director	50,000	(5)	*

Tom O’Riordan Director	155,000	(6)	*

Suhail R. Rizvi Director	267,692	(7)	*

Kent Savage Director	285,250	(8)	*

BSS-Joe’s Investors, LLC and Barry S. Sternlicht 591 West Putnam Avenue Greenwich, Connecticut 06830	5,482,325	(9)	9.07%

Windsong DB, LLC 1599 Post Road East Westport, Connecticut 06880	5,540,925	(10)	9.17%

All directors and executive officers, as a group (8 persons)	20,634,619		33.09%

*	Represents beneficial ownership of less than 1%.

(1)

Includes (i) 404,349 shares held for Mr. Crossman’s personal account including 235,849 shares of restricted common stock which vest ratably as follows: one-third on October 15, 2008; one-third on October 15, 2009; and one-third on October 15, 2010; (ii) 50,000 shares held for the accounts in trust for Mr. Crossman’s minor children, which Mr. Crossman’s father is the trustee; and (ii) 1,493,515 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman’s personal account. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children.

(2)

Includes 100,000 shares of restricted common stock units held for Mr. Sandhu’s personal account which shall vest and be issued ratably every six months beginning on June 18, 2008 until the shares are fully vested on December 18, 2012.

(3)

Includes (i) 14,218,708 shares held for the personal account of Mr. Dahan and (ii) 200,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Dahan’s personal account.

(4)

Includes (i) 3,173,598 shares held for the personal account of Mr. Furrow including 80,000 shares of restricted common stock which vest ratably over a twelve month period on the 15th day of each month until the shares are fully vested on October 15, 2008; (ii) 15,300 shares held for the account of Mr. Furrow’s spouse; and (iii) 221,207 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow’s personal account. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse.

(5)	Includes 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman’s personal account.

(6)

Includes (i) 80,000 shares held for the personal account of Mr. O’Riordan including shares of restricted common stock including 80,000 shares of restricted common stock which vest ratably over a twelve month period on the 15th day of each month until the shares are fully vested on October 15, 2008; and (ii) 75,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. O’Riordan’s personal account.

(7)

Includes (i) 80,000 shares held for the personal account of Mr. Rizvi, including shares of restricted common stock including 80,000 shares of restricted common stock which vest ratably over a twelve month period on the 15th day of each month until the shares are fully vested on October 15, 2008; (ii) 10,000 shares held for the account of R-2 Group Holdings LLC, a limited liability company which Mr. Rizvi serves as managing member; and (iii) 177,692 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi’s personal account. Mr. Rizvi disclaims beneficial ownership of such shares held for the account of R-2 Group Holdings LLC except to the extent of his pecuniary interest in such shares.

(8)

Includes (i) 80,000 shares held for the personal account of Mr. Savage including shares of restricted common stock including 80,000 shares of restricted common stock which vest ratably over a twelve month period on the 15th day of each month until the shares are fully vested on October 15, 2008; (ii) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; and (iii) 195,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage’s personal account. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

(9)

Includes (i) 5,242,325 shares held for the account of BSS-Joe’s Investors, LLC, an entity which Barry S. Sternlicht holds the majority of the membership interests; and (ii) a warrant to purchase up to 240,000 shares of common stock at an exercise price of $1.36 per share. Barry S. Sternlicht, as holder of the majority of the membership interest, has sole voting or investment control over these shares. This information is based upon a Schedule 13D/A filed with the SEC on July 10, 2007.

(10)

Includes (i) 5,242,325 shares held for the account of Windsong, DB, LLC, an entity which William Sweedler holds the majority of the membership interests and 58,600 shares of common stock held personally by William Sweedler; and (ii) a warrant to purchase up to 240,000 shares of common stock at an exercise price of $1.36 per share. William Sweedler, as holder of the majority of the membership interest, has sole voting or investment control over these shares. This information is based upon a Schedule 13D/A filed with the SEC on July 10, 2007 and July 11, 2007.

The information required by Item 201(d) of Item 12 has previously been reported under Item 5 of the Initial Report.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our Audit Committee charter provides that that all transactions between us and persons or entities affiliated with our officers, directors or principal common stockholders must be approved by our Audit Committee.  We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties.

Former Related Parties

Commerce Investment Group and affiliates

Historically, we have had a strategic relationship with certain of our stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca, AZT International de CV, or AZT, and Commerce Investment Group LLC, or Commerce.  By virtue of this relationship, we have entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and Commerce, entities in which Hubert Guez and Paul Guez have controlling interests.  These entities are no longer related parties as they are not officers, directors or greater than five percent stockholders nor do they have the ability to control us, directly or indirectly.

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

Continuing Operations - Purchase Order Arrangement

Until August 2007, we used AZT as a supplier on a purchase order basis for certain of our Joe’s® denim products produced in Mexico.  Under this arrangement, we advanced the funds to purchase raw materials, which primarily includes fabric, anticipated for production of our products and paid for the production cost less credit for the advances on raw materials.  We purchased these products in various stages of production from partial to completed finished goods.  In August 2007, we began using a different third party vendor for the production of our products in Mexico.

Continuing Operations - Verbal Facilities Arrangement

Until mid-July 2006, we used space for our headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca.  Under this arrangement, we paid to Azteca a monthly fee for allocated expenses associated with our use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space.  These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities.  In mid-July 2006, we moved our headquarters and principal executive offices to nearby office and warehouse space and accordingly, no longer have any obligation to pay Azteca under the verbal facilities arrangement.

Discontinued Operations - Supply Agreement/Purchase Order Arrangements

In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, our IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sold denim apparel primarily to American Eagle Outfitters, Inc., or AEO.  Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005.  Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15 percent.  After the expiration of the supply agreement, we continued to use AZT as a supplier on a purchase order basis for our AEO products under similar terms.  Upon completion of the sale of IAA’s private label division to Cygne Designs, Inc., or Cygne, as discussed in “Note 15 — Discontinued Operations” of our Initial Report, Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

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

Discontinued Operations - Principal and Interest on Note Payable

We originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca.  In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note.  The Blue Concept Note bore interest at a rate of six percent and required payment of interest only during the first 24 months and then was fully amortized over the remaining five year period.  On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00.  In May 2006, Cygne assumed the remaining principal balance of the Blue Concept Note and Azteca released us from any and all remaining obligations.  The Blue Concept Note has been reclassified as a discontinued operation liability.  Under the terms of the original asset purchase agreement, in addition to the shares previously issued, we issued on May 17, 2006 an additional 1,041,667 shares of our common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006.  This share issuance has been recognized in the Statement of Stockholders’ Equity.

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

The AZT balance represented the balances due as a result of production efforts in Mexico as of November 30, 2007.  Upon completion of the sale of our private label division to Cygne, as discussed in “Note 15 — Discontinued Operations” of our Initial Report, Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates.  The balance due to Commerce represents the adjusted balance remaining that we continue to be obligated for after the completion of the transaction with Cygne.  The balance of $5,000 due to Cygne represented the amount we owed to Cygne as a result of certain chargebacks to former customers.

Current Related Party

JD Holdings Inc.

On February 7, 2001, we acquired a license for the rights to the Joe’s® brand from JD Design LLC, which was subsequently merged with and into JD Holdings.  Under the license agreement, JD Holdings was entitled to a royalty of 3 percent on net sales of licensed products.  In October 2005, we granted JD Holdings the right to develop the children’s branded apparel line under an amendment to our master license agreement in exchange for a 5 percent royalty on net sales of those products.  On October 25, 2007, in connection with the merger, the license agreement terminated.

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  See “Note 4 — Merger Transaction” of our Initial Report for a further discussion on the merger agreement and the earn-out.

For fiscal 2007 and 2006, the following table sets forth earn-out, royalties, fees and income paid in connection with the Joe’s® brand.

	(in thousands)
	2007	2006	2005
Expense (income):
Joe’s Jeans royalty expense	$1,647	$1,363	$999
Joes Kids license, royalty income	(88)	(40)	—
indie Design fee	—	39	42

As a result of Mr. Dahan’s appointment as a director and executive officer and his ownership of approximately 24 percent of our total shares outstanding, an additional related party transaction occurred in the past fiscal year.  Mr. Dahan’s brother is the managing member of a company Shipson LLC, or Shipson, to whom we outsourced our E-shop operated on our Joe’s Jeans website.  We sold our Joe’s® products to Shipson at wholesale price on normal and customary terms and conditions similar to those that we offer other customers to fulfill purchases by customers on the E-shop.  As of November 30, 2007, Shipson owed $163,000 to us for purchase orders.  Shipson no longer operates our E-shop.

In October 2006, we entered into a collateral protection agreement with JD Holdings in connection with the pledge of certain collateral to CIT Commercial Services, a unit of the CIT Group Inc., or CIT, for increased availability.  Under the collateral protection agreement, we agreed to issue JD Holdings shares of its common stock in the event of a default under our agreements with CIT.  In October 2007 in connection with the merger and the release of the pledge by CIT, the collateral protection agreement was terminated.

9000 Sunset Office Space Sublease

On March 3, 2006, our Audit Committee approved a related party transaction whereby we subleased, at our current rate, our executive office space to an entity owned by Suhail Rizvi, one of our directors, on a month-to-month basis.  We believe that this transaction is in our best interest to reduce our expenses associated with lease commitments.  The transaction amount of such sublease was less than $120,000 in any fiscal year.

Director Independence

Currently, the following members of our Board of Directors are considered “independent” under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

•                  Kelly Hoffman

•                  Thomas O’Riordan

•                  Suhail Rizvi

•                  Kent Savage

In making its determination that the foregoing Directors are independent, the Board considered all relevant facts and circumstances.  The Board considered the sublease of our office space to an entity owned by Mr. Rizvi.  The Board concluded that the sublease does not impact Mr. Rizvi’s independence.  We do not have any past or present members serving on our Audit Committee, Compensation and Stock Option Committee and Nominating and Governance Committee that are not considered to be independent.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the fiscal years ended November 30, 2007 and November 25, 2006, E&Y billed the approximate fees as described below.

Audit Fees

Fees for audit services totaled approximately $574,000 for the year ended November 30, 2007 and $569,000 for the year ended November 25, 2006, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents and comfort letters related to registration statements for equity issuances and our stock incentive plan.

Audit-Related Fees

Fees for audit-related services totaled approximately $0 for the year ended November 30, 2007 and $97,800 for the year ended November 25, 2006.   Audit related services for fiscal 2006 principally included assistance with an audit and accounting consultations in connection with the disposition of assets our private label apparel division in May 2006.

Tax Fees

Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $107,000 for the year ended November 30, 2007 and $95,000 for the year ended November 25, 2006.

All Other Fees

There were no other fees for the years ended November 30, 2007 and November 25, 2006, respectively.

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a)3.        Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOE’S JEANS INC.

By:	/s/	Marc B. Crossman
Marc B. Crossman
Chief Executive Officer and President

March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Marc B. Crossman	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2008
Marc B. Crossman

/S/ Hamish Sandhu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
Hamish Sandhu

*	Chairman of the Board of Directors	March 28, 2008
Samuel J. Furrow

*	Director	March 28, 2008
Joseph M. Dahan

*	Director	March 28, 2008
Kelly Hoffman

*	Director	March 28, 2008
Tom O’Riordan

*	Director	March 28, 2008
Suhail R. Rizvi

*	Director	March 28, 2008
Kent Savage

*By:	/S/ Marc B. Crossman
Marc B. Crossman Attorney-in-Fact