Form 10-Q
period 2008-02-29
JOE'S JEANS INC.
filed 2008-04-14
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act) (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 14, 2008 was 59,750,204.

INNOVO GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 29, 2008	November 30, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,877	$1,331
Accounts receivable, net of allowance for customer credits and returns of $708 (2008) and $652 (2007)	580	803
Inventories, net	19,562	20,803
Prepaid expenses and other current assets	283	282
Total current assets	22,302	23,219

Property and equipment, net	714	792
Goodwill	10,731	10,415
Intangible assets, net	13,200	13,200
Other assets	30	—

Total assets	$46,977	$47,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,698	$7,794
Due to factor	3,339	3,040
Due to related parties	234	1,142
Total current liabilities	10,271	11,976

Deferred tax liability	5,254	5,254

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 100,000 shares authorized, 59,862 shares issued and 59,750 outstanding.	5,988	5,988
Additional paid-in capital	102,269	102,056
Accumulated deficit	(74,029)	(74,872)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	31,452	30,396

Total liabilities and stockholders’ equity	$46,977	$47,626

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	February 29, 2008	February 24, 2007
	(unaudited)

Net sales	$15,210	$13,814
Cost of goods sold	8,422	8,719
Gross profit	6,788	5,095

Operating expenses
Selling, general and administrative	5,604	4,982
Depreciation and amortization	87	88
	5,691	5,070
Operating income	1,097	25
Interest expense	(192)	(193)
Other expense	—	3
Income (loss) before provision for taxes	905	(165)
Income taxes	62	8
Net income (loss)	$843	$(173)

Earnings (loss) per common share - basic	$0.01	$(0.00)

Earnings (loss) per common share - diluted	$0.01	$(0.00)

Weighted average shares outstanding
Basic	59,261	39,450
Diluted	59,558	39,450

The accompanying notes are an integral part of these financial statements

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 29, 2008	February 24, 2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided (used in) by operating activities	$572	$(3,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	2
Payments for earnout on trademark	(316)	—
Purchases of property and equipment	(9)	(4)
Net cash used in investing activities	(325)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing, net	299	764
Proceeds from issuance of common stock	—	3,623
Net cash provided by financing activities	299	4,387

NET CHANGE IN CASH AND CASH EQUIVALENTS	546	943

CASH AND CASH EQUIVALENTS, at beginning of period	1,331	385

CASH AND CASH EQUIVALENTS, at end of period	$1,877	$1,328

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 25, 2006	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net loss (unaudited)	—	—	—	(173)	—	(173)
Stock-based compensation (unaudited)	—	—	5	—	—	5
Issuance of common stock and warrants (unaudited)	6,835	684	2,910	—	—	3,594

Balance, February 24, 2007 (unaudited)	41,290	$4,131	$82,678	$(77,299)	$(2,776)	$6,734

Balance, November 30, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income (unaudited)	—	—	—	843	—	843
Stock-based compensation (unaudited)	—	—	213	—	—	213

Balance, February 29, 2008 (unaudited)	59,862	$5,988	$102,269	$(74,029)	$(2,776)	$31,452

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three months ended February 29, 2008 and February 24, 2007 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2007 contained in Joe’s Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended November 30, 2007, or collectively, the Annual Report.

Joe’s principal business activity involves the design, development and worldwide marketing of apparel products.  Joe’s primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  Currently, Joe’s has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from a license agreement for accessories.  Prior to fiscal 2004, Joe’s operated in two segments - apparel and accessories.  On October 12, 2007, Joe’s filed an amended and restated certificate of incorporation in Delaware to change its corporate name from Innovo Group Inc. to Joe’s Jeans Inc. and to increase the shares of common stock authorized for issuance to 100,000,000.

Joe’s fiscal year end is November 30.  Effective October 11, 2007, Joe’s changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period.  This change was made to conform to standard quarterly accounting periods.  Prior to a change in its fiscal year in October 2007, Joe’s fiscal year end was the Saturday closest to November 30 based upon a 52 week period and the quarterly periods consisted of 13 week periods based on a Sunday to Saturday week.  Quarterly periods presented have three calendar months for the period ended February 29, 2008 and 13 weeks for the period ended February 24, 2007.  The modification of the fiscal years and respective quarterly periods did not have a material effect on Joe’s financial condition, results of operations or cash flows.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 29, 2008 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2008.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 – ADOPTION OF ACCOUNTING PRINCIPLES

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for and disclosure of uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income

Taxes.”  This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized.  The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006.  Joe’s adopted FIN 48 effective December 1, 2007.  The adoption of FIN 48 did not have a material impact on its results of operations, consolidated financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined).  Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Joe’s adopted SFAS No. 157 on December 1, 2007.  Given the nature of Joe’s current financial instruments, the adoption of SFAS No. 157 did not have a material impact on its results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Joe’s adopted SFAS No. 159 on December 1, 2007.  Given the nature of Joe’s current financial instruments, the adoption of SFAS No. 159 did not have a material impact on its results of operations or consolidated financial position.

NOTE 3 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE (TO) FACTOR

During the three months ended February 29, 2008 and February 24, 2007, Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	February 29, 2008	November 30, 2007
Non-recourse receivables assigned to factor	$8,385	$8,346
Client recourse receivables	802	778
Total receivables assigned to factor	9,187	9,124
Allowance for customer credits and doubtful accounts	(1,384)	(1,421)
Net loan balance from factored accounts receivable	(7,212)	(6,201)
Net loan balance from inventory advances	(3,930)	(4,542)
Due to factor	$(3,339)	$(3,040)

Non-factored accounts receivable	$1,288	$1,455
Allowance for customer credits and doubtful accounts	(708)	(652)
Accounts receivable and due from factor, net of allowance	$580	$803

Of the total amount of receivables sold by Joe’s as of February 29, 2008 and November 30, 2007, Joe’s bears the risk of payment of $802,000 and $778,000, respectively, in the event of non-payment by the customers.

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

As of February 29, 2008, Joe’s cash availability with CIT was approximately $269,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

The agreements may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days’ written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is at 0.6 percent for accounts which CIT bears the credit risk and 0.4 percent for accounts which Joe’s bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25 percent plus the Chase prime rate.  As of February 29, 2008, the Chase prime rate was six percent.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At February 29, 2008, Joe’s had 11 letters of credit outstanding in the aggregate amount of $680,000.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 29, 2008	November 30, 2007
Finished goods	$7,652	$7,450
Work in progress	2,043	1,998
Raw materials	10,522	11,969
	20,217	21,417
Less allowance for obsolescence and slow moving items	(655)	(614)
	$19,562	$20,803

Joe’s recorded charges to its inventory reserve allowance of $22,000 and $0 for the three months ended February 29, 2008 and February 24, 2007, respectively.

NOTE 5 – MERGER TRANSACTION

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

Furthermore, under the revised Merger Agreement, Mr. Dahan will continue to be entitled to, for a period of 120 months following October 25, 2007, a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year.  The additional merger consideration, or earn-out, will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any significant underpayments will promptly be made.  Advanced earn-out payments are recorded as additional goodwill.  As of February 29, 2008, Joe’s has recorded $441,000 as additional goodwill.  See “Note 10 — Commitments and Contingencies — Earn Out” for a further discussion of the earn-out obligation.  In addition, the Merger Agreement contains a restrictive covenant relating to non-competition and non-solicitation for one year following the termination of Mr. Dahan’s service.

Effective upon completion of the merger, on October 25, 2007, Mr. Dahan became an officer, director and greater than 10 percent stockholder of Joe’s.  In connection with the completion of the merger, an Employment Agreement and Investor Rights Agreement became effective.

The merger has been accounted for as a purchase under U.S. generally accepted accounting principles. Accordingly, management, with the assistance from independent valuation specialists, has allocated the purchase price to the assets and liabilities of JD Holdings in Joe’s financial statements as of the completion of the merger at their respective fair values.  The valuations of intangible assets, income taxes and certain other items are preliminary and Joe’s expects to finalize the purchase price allocations in the second quarter of fiscal 2008.

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

Investor Rights Agreement

Upon the closing of the Merger, Joe’s also entered into an investor rights agreement.  Pursuant to the investor rights agreement, Joe’s agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the Merger. The shares of common stock issued as Merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the Merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date.  Joe’s agreed to bear all expenses associated with registering these shares for resale and have granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by Joe’s. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions and indemnification of the parties.  On March 24, 2008, a registration statement on Form S-3 was declared effective for the resale of up to 2,333,333 shares held by Mr. Dahan.  His contractual restrictions on resale for those shares lapse on April 25, 2008.

NOTE 6 – RELATED PARTY TRANSACTIONS

JD Holdings Inc.

On February 7, 2001, Joe’s acquired a license for the rights to the Joe’s® brand from JD Design LLC, which was subsequently merged with and into JD Holdings.  Under the license agreement, JD Holdings was entitled to a royalty of three percent on net sales of licensed products.  In October 2005, Joe’s granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a five percent royalty on net sales of those products.  On October 25, 2007, in connection with the merger, the license agreement terminated.

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  See “Note 5 — Merger Transaction” for a further discussion on the merger agreement and the earn-out.

For the three months ended February 29, 2008, Joe’s paid $316,000 in earn out payments and for the three months ended February 24, 2007, $395,000 in royalties in connection with the Joe’s® brand.

Mr. Dahan’s brother is the managing member of a company Shipson LLC, or Shipson, to whom Joe’s outsourced its E-shop on its Joe’s Jeans website.  Joe’s sold its Joe’s® products to Shipson at its wholesale price on normal and customary terms and conditions to fulfill purchases by customers on the E-shop.  Joe’s ceased doing business with Shipson in February 2008.  As of February 29, 2008, Shipson currently owes $192,000 to Joe’s for outstanding purchase orders and this amount has been fully reserved for in its financial statements.

In October 2006, Joe’s entered into a collateral protection agreement with JD Holdings in connection with the pledge of certain collateral to CIT for increased availability.  Under the collateral protection agreement, Joe’s agreed to issue JD Holdings shares of its common stock in the event of a default under its agreements with CIT.  In October 2007, in connection with the merger and the release of the pledge by CIT, the collateral protection agreement was terminated.

NOTE 7 – EARNINGS PER SHARE

Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 29, 2008	February 24, 2007
Basic earnings per share computation:
Numerator:
Net income (loss)	$843	$(173)
Denominator:
Weighted average common shares outstanding	59,261	39,450
Income (loss) per common share - basic
Net income (loss)	$0.01	$(0.00)

Diluted earnings per share computation:
Numerator:
Net income (loss)	$843	$(173)
Denominator:
Weighted average common shares outstanding	59,261	39,450
Effect of dilutive securities:
Options and warrants	297	—
Dilutive potential common shares	59,558	39,450

Income (loss) per common share - dilutive
Net income (loss)	$0.01	$(0.00)

Potentially dilutive options, warrants, restricted stock and restricted stock units in the aggregate of 3,573,097 and 7,045,933 for the three months ended February 29, 2008 and February 24, 2007, respectively, have been excluded from the calculation of the diluted loss per share, as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of February 29, 2008, shares reserved for future issuance include (i) 3,282,296 shares of common stock issuable upon the exercise of vested outstanding stock options; (ii) 744,600 shares of common stock issuable upon the vesting of restricted stock units; (iii) an aggregate of 3,376,390 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of February 29, 2008; and (iv) 1,383,333 shares of common stock issuable upon the exercise of outstanding warrants.

NOTE 8 – INCOME TAXES

Joe’s utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in Joe’s expected realization of these assets depends on its ability to generate sufficient future taxable income. Joe’s ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is Joe’s ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109”.  FIN No. 48 establishes a single model to address accounting for uncertain tax positions.  FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Joe’s adopted the provisions of FIN No. 48 on December 1, 2007.  Upon adoption, Joe’s did not recognize an adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, Joe’s had no unrecognized tax benefits.  Joe’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Joe’s and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  Joe’s is not currently under an Internal Revenue Service tax examination or an examination by any other state, local or foreign jurisdictions.

Joe’s recorded an income tax expense of $62,000 and $8,000 for the three months ended February 29, 2008, and February 24, 2007, respectively.  Joe’s effective tax rate was seven percent for the first quarter of fiscal 2008.  For the first quarter of fiscal 2007, the tax provision consisted of state franchise taxes due to a net loss.  For the three months ended February 29, 2008 and February 24, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, debt to equity conversions, acquisitions and in exchange for services. All warrants are currently exercisable.  As of February 29, 2008, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration
$4.50	200,000	June 2003	June 2008
3.62	17,500	August 2003	August 2008
4.00	373,333	November 2003	November 2008
1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012
	1,383,333

Stock Incentive Plans

In March 2000, Joe’s adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In connection with stockholder approval of the 2004 Stock Incentive Plan, Joe’s stated that it would no longer grant options pursuant to the 2000 Employee Plan, however, it remained in effect for awards outstanding as of June 3, 2004.  In December 2007, the outstanding options remaining under the 2000 Employee Plan expired and currently there are no options outstanding.  Upon expiration of the outstanding option awards, the 2000 Employee Plan terminated.

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of February 29, 2008, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance.  During the fourth quarter of fiscal 2007, Joe’s granted 555,849 shares of restricted common stock to its directors and CEO pursuant to the 2004 Stock Incentive Plan. In December 2007, Joe’s issued 745,600 restricted common stock units, or RSUs, to its employees pursuant to the 2004 Stock Incentive Plan.  These RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.  The RSUs vest ratably every six months with the first tranche vesting on June 18, 2008 until all of the RSUs are vested on December 18, 2011. On the vesting date, Joe’s expects to issue the shares of common stock to each employee that he or she is vested in and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill each employee’s minimum tax withholding obligation.  In the fourth quarter of fiscal 2007, Joe’s granted an option to purchase 100,000 shares that vested on a monthly basis over a two year period; however, this option was cancelled and replaced with the consent of the option holder with RSUs for 100,000 shares of common stock in December 2007.  As of February 29, 2008, 1,000 RSUs have been forfeited by employees.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 29, 2008, 3,376,390 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2007, there was a total of $213,000 of stock based compensation expense recognized in the first quarter of fiscal 2008.

The following summarizes option grants and restricted common stock issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2008 (in actual amounts) for service as a member:

February 29, 2008
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—

		Number of restricted shares isssued
2007		320,000

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	—	—
Expired	(200,000)	2.40
Forfeited	(100,000)	1.98	—	—
Outstanding at February 29, 2008	3,326,046	$1.76	6.4	$268,803

Exercisable and vested at February 29, 2008	3,282,296	$1.78	6.4	$239,139

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 26, 2006	4,092,296	$1.68
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding at February 24, 2007	4,092,296	$1.68	7.8	$174,841

Exercisable and vested at February 24, 2007	3,973,546	$1.72	7.7	$101,216

Weighted average per option fair value of options granted during the year		N/A

As of February 29, 2008, there was $1,528,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.   The total fair value of shares of stock options vested during the three months ended February 29, 2008, and February 24, 2007 was $7,000 and $5,000, respectively, and $206,000 for restricted common stock.

Exercise prices for options outstanding as of February 29, 2008 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life	Number of options vested	Weighted-Average Remaining Contractual Life
$0.39 - $0.41	190,064	5.5	146,314	4.5
$1.00 - $1.02	2,015,000	6.4	2,015,000	6.4
$1.27 - $1.30	60,982	5.0	60,982	5.0
$1.58 - $1.63	610,000	6.4	610,000	6.4
$5.91	450,000	7.3	450,000	7.3

	3,326,046	6.4	3,282,296	6.4

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan
Outstanding at November 30, 2007	3,626,046	3,222,500	200,000	203,546
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / Cancelled	(300,000)	(100,000)	(200,000)	—
Outstanding at February 29, 2008	3,326,046	3,122,500	—	203,546

Exercisable at February 29, 2008	3,282,296	3,078,750	—	203,546

There were no options granted or exercised in the first quarter of fiscal 2008.

A summary of the status of restricted common stock and RSUs as of November 30, 2007, and changes during the three months ended February 29, 2008, is presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	745,600	745,600		1.46
Vested	(80,000)	—	(80,000)	(1.59)
Forfeited	—	(1,000)	(1,000)	—	(1.46)
Outstanding at February 29, 2008	449,182	744,600	1,193,782	$1.59	$1.46

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Earn Out

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; plus (ii) three percent of the gross profit from $22,501,000 to $31,500,000; plus (iii) two percent of the gross profit from $31,501,000 to $40,500,000; plus (iv) one percent of the gross profit above $40,501,000. The payments will be made in advance and then be compared against amounts actually earned after the applicable quarter or fiscal year with shortfalls paid immediately and overpayments offset against future earnings. No payment will be made if the gross profit is less than $11,250,000. “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.

Retail Leases

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

NOTE 11 – SEASONALITY

The market for apparel products is seasonal.  The majority of Joe’s sales activities take place from late fall to early spring and the greatest volume of shipments and sales are generally made from late spring through the summer.  This time period coincides with Joe’s second and third fiscal quarters and its cash flow is generally strongest in its third and fourth fiscal quarters when a significant amount of its net sales are realized as a result of shipping orders taken during earlier months.  In the second quarter in order to prepare for peak sales that occur during the second half of the year, Joe’s builds its inventory levels, which results in higher liquidity needs compared to other quarters.  During this period, Joe’s typically relies on its relationship with CIT for the sale of its account receivables and inventory advances to meet its cash flow requirements during the build up period immediately preceding the peak season.  Joe’s working capital requirements during and in anticipation of its peak selling season require management to make and evaluate its estimates and judgments that affect its assets, liabilities, sales and expenses and any related contingencies.

Due to the seasonality of its business, as well as the evolution and changes in its business and product mix, Joe’s quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.

NOTE 12 – SUBSEQUENT EVENTS

In March 2008, Joe’s entered into a lease agreement for the lease of retail space at Orlando Premium Outlets® in Orlando, Florida.  Under the lease agreement, Joe’s takes possession of the space on September 1, 2008 and expects to open its retail outlet in the fall of 2008.  The term of the lease is for 10 years and the annual base rent is $179,000 plus an obligation to pay certain advertising fees, operating costs charges, a percentage rent based upon sales and other customary charges for retail leased space.  The rent and other operating charges will increase at a fixed rate or based upon inflation after the first year and thereafter until the end of the term.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K for the year ended November 30, 2007 and Amendment No. 1 to our Annual Report of Form 10-K/A, or collectively, the Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion provides information and analysis of our results of operations for the three month periods ended February 29, 2008 and February 24, 2007, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three month periods ended February 29, 2008 and February 24, 2007.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services.  We sell our products to numerous retailers, which include major department stores, specialty stores and distributors around the world.  Historically, we sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products and craft and accessory products, but had no sales of such products after fiscal 2006.

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

We reported net income for the full fiscal year of 2007 for the first time since 2002 and reported net income for the first quarter of fiscal 2008 compared to a net loss in the first quarter of fiscal 2007.  While we have strived to reduce costs and implement cost saving measures in order to generate net income, there can be no assurance that we can continue to improve our net sales, gross profit or maintain expenses in order to continue to generate net income.  Our strategic plan for 2008 includes entering into lease agreements to open retail and outlet stores, improving international sales, increasing sales from our men’s and children’s product lines, evaluating licensing opportunities for other product categories and enhancing the quality, fit and products available in our collection beyond denim bottoms.  In the first half of fiscal 2008, we entered into two leases for retail outlet space at Woodbury Common Premium Outlets® in Central Valley, New York and Orlando Premium Outlets® in Orlando, Florida.  We expect to open the stores in the fall of 2008.  Outlet centers will allow us to sell our overstock or slow moving items at better profit margins.  We are actively looking for other retail leases that may allow us to open stores earlier; however, there can be no assurance that we will be able to do so.  In addition, we have been focusing on designing an entire collection of products to be available and showcased in retail stores.  To improve international sales, we hired two consultants based in Europe to assist us in entering into agent and distributor agreements worldwide.  We believe that entering into agent and distributor agreements directly will improve our profit margins and give us the ability to strategically grow international sales.

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

In October 2007, we changed our fiscal year end from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period to reflect standard quarterly accounting periods.  The modification of the fiscal year or quarters did not have a material effect on our financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	February 29, 2008	February 24, 2007	$ Change	% Change
Net sales	$15,210	$13,814	$1,396	10%
Cost of goods sold	8,422	8,719	(297)	(3)%
Gross profit	6,788	5,095	1,693	33%
Gross margin	45%	37%

Selling, general & administrative	5,604	4,982	622	12%
Depreciation & amortization	87	88	(1)	(1)%
Operating income	1,097	25	1,072	4,288%

Interest expense	(192)	(193)	1	(1)%
Other expense	—	3	(3)	(100)%
Income (loss) before provision for taxes	905	(165)	1,070	(648)%

Income taxes	62	8	54	675%

Net income (loss)	$843	$(173)	$1,016	(587)%

Comparison of Three Months Ended February 29, 2008 to Three Months Ended February 24, 2007

Three Months Ended February 29, 2008 Overview

For the three months ended February 29, 2008, or the first quarter of fiscal 2008, our net sales increased to $15,210,000 from $13,814,000 for the three months ended February 24, 2007, or the first quarter fiscal 2007, a 10 percent increase.  We generated net income in the amount of $843,000 for the first quarter of fiscal 2008 compared to a net loss of $173,000 for the first quarter of fiscal 2007.

The primary reasons for the shift to net income from the first quarter of fiscal 2008 compared to a net loss in the first quarter of fiscal 2007 were the following:

•                  a 10 percent growth in our net sales for Joe’s® products; and

•                  a 33 percent improvement in our gross profit for Joe’s® products and corresponding improvement in gross margins to 45 percent from 37 percent.

Net Sales

Our net sales increased to $15,210,000 for the first quarter of fiscal 2008 from $13,814,000 for the first quarter of fiscal 2007, a 10 percent increase.  This increase can be attributed to a continued strong demand for denim apparel products in the marketplace coupled with brand acceptance for Joe’s® products in the premium denim market and growth in our men’s line.  As a result of increased brand acceptance and awareness of Joe’s® products, in the first quarter of fiscal 2008, we continued to experience growth in the number of department store “doors” carrying our products, as well as increases in the average inventory per door as we increased the number of retailers participating in our replenishment program for our core basic styles offered continuously throughout the year.  We experienced growth in sales volume from retail stores carrying our products, including increases in sales from our men’s line.

We also experienced an $662,000 increase in international sales over the first quarter of fiscal 2007 due to shifting our international strategy from a third party distribution agreement that we terminated in February 2007 to hiring two consultants based in Europe to assist us in directly entering into agent and distribution agreements worldwide.

Gross Profit

Our gross profit increased to $6,788,000 for the first quarter of fiscal 2008 from $5,095,000 for the first quarter of fiscal 2007, a 33 percent increase.  Our overall gross margin increased to 45 percent for the first quarter of fiscal 2008 from 37 percent for the first quarter of fiscal 2007, an eight percentage point increase.

The increase in our gross profit and gross margin percentage was primarily due to an increase by approximately eight percent of the amount of products manufactured outside of the U.S., which generally results in a lower cost of production, as we continue to explore alternative avenues for production.  As a result, our gross profit and gross margins improved from the first quarter of fiscal 2007 to 2008.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $5,604,000 for the first quarter of fiscal 2008 from $4,982,000 for the first quarter of fiscal 2007, a 12 percent increase.

The SG&A increase in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is largely a result of the following factors: (i) an increase of $313,000 in employee and employee-related expenses due to a higher headcount in the first quarter of fiscal 2008 compared to fiscal 2007 to support our growth and implementation of our strategic initiatives, including personnel to support our retail strategy; (ii) an increase of $234,000 in sample expenses to support our development of a full collection of items; (iii) an increase of $208,000 in stock-based compensation expense due to the issuance of restricted common stock and restricted stock units in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively; (iv) an increase of $207,000 in facilities and distribution related expenses due to entering into a distribution agreement with a third party in Europe to support our international sales initiatives and customary increases in rates for our distribution services in the U.S.; (v) an increase of $91,000 in professional fees primarily due to the engagement of our consultants in Europe; (vi) an increase of $56,000 in advertising and tradeshow expenses; and (vii) an increase of $47,000 in factor and bank fees due to the increase in our net sales.  These increases were partially offset by (i) a decrease of $316,000 in other fees primarily due to a decrease in bad debt expense; and (ii) a decrease of $218,000 in commissions and royalty expenses due to no longer having an obligation to pay a three percent royalty on net sales to JD Holdings.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses decreased to $87,000 for the first quarter of fiscal 2008 from $88,000 for the first quarter of fiscal 2007, a one percent decrease.  The decrease was primarily attributable to fewer assets purchased in the first quarter of fiscal 2008 compared to fiscal 2007.

Interest Expense

Our combined interest expense decreased to $192,000 for the first quarter of fiscal 2008 from $193,000 for the first quarter of fiscal 2007, a one percent decrease.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.

Income Tax

For the first quarter of fiscal 2008, our income tax expense was $62,000 compared to $8,000 for the first quarter of fiscal 2007.  Our effective tax rate was seven percent for the first quarter of fiscal 2008.  We expect our effective tax rate to be approximately 12 percent during fiscal 2008.  For the first quarter of fiscal 2007, the tax provision consisted solely of state franchise taxes due to a net loss.  For the three months ended February 29, 2008 and February 24, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Net Income

We generated net income of $843,000 compared to a net loss of $173,000 for the first quarter of fiscal 2007.  The shift to net income for our first quarter of fiscal 2008 compared to a net loss for our first quarter of fiscal 2007 is largely the result of the following factors:

•                  a 10 percent growth in our net sales for Joe’s® products; and

•                  a 33 percent improvement in our gross profit for Joe’s® products and corresponding improvement in gross margins to 45 percent from 37 percent.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our Joe’s® products; and (ii) cash from sales of our accounts receivables and advances against inventory.  In the first quarter of fiscal 2008, we generated $572,000 of cash flow from operations and received $299,000 of cash flow from financing activities.  Of this cash flow, we used $316,000 to pay the earn-out payment under the merger agreement and $9,000 for purchases of property and equipment.  During the first quarter of fiscal 2008, our cash balance increased by $546,000 to $1,877,000 as of February 29, 2008.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties.

During the first quarter of fiscal 2008, our primary method to obtain the cash necessary for operating needs was through the sales of Joe’s® products and sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations.  As of February 29, 2008, our cash availability with CIT was approximately $269,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

The agreements may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default, as defined in the agreement. The agreements may be terminated by us upon 60 days’ written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

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

As of February 29, 2008, we had $9,187,000 of factored receivables with CIT and a loan balance of $3,930,000 for inventory advances. We had 11 letters of credit in the aggregate amount of $680,000 outstanding as of February 29, 2008.

For the remainder of fiscal 2008, our primary capital needs are for our operating expenses, including funds to support our retail strategy, which includes opening retail stores, and working capital necessary to fund inventory purchases, capital expenditures for our expected retail stores and finance extensions of our trade credit to our customers.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) reducing our inventory levels and managing our operating expenses; (iii) maximizing our trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2008. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

For the first quarter of fiscal 2008, the balance in the allowance for uncollectible accounts, customer credits and allowances was $708,000 compared to $652,000 for the first quarter of fiscal 2007 for non-factored accounts receivables.

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

•                  11.33 percent of the gross profit above $11,251,000 to $22,500,000; plus

•                  an additional three percent of the gross profit from $22,501,000 to $31,500,000; plus

•                  an additional two percent of the gross profit from $31,501,000 to $40,500,000; plus

•                  an additional one percent of the gross profit above $40,501,000.

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

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we have determined that accounting for the earn-out as additional purchase price is proper. Advanced earn-out payments are recorded as additional goodwill.  As of February 29, 2008, we have recorded $441,000 as additional goodwill.

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

Contingencies

We account for contingencies, other than income tax contingencies, in accordance with Statement of Financial Accounting Standards, or SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires management to use judgment.  Many of these legal and tax contingencies can take years to be resolved.  Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate.  Should events or circumstances change, we could have to record additional accruals.

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, 123(R), “Share Based Payment” on November 27, 2005.  We elected the modified prospective method where prior periods are not revised for comparative purposes.  Under the fair value recognition provisions of SFAS 123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period.  We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions, which are applied consistent with the prior year.  If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future.  At this time, we believe that our current method for accounting for stock based compensation is reasonable.  Furthermore, under SFAS 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured.  For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards.  See “Notes to Condensed Consolidated Financial Statements — Note 9 — Stockholders’ Equity — Stock Incentive Plans” for additional discussion of SFAS 123(R).

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 effective December 1, 2007.  The adoption of FIN 48 did not have a material impact on our results of operations, consolidated financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS No. 157 on December 1, 2007.  Given the nature of our current financial instruments, the adoption of SFAS No. 157 did not have a material impact on our results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 on December 1, 2007.  Given the nature of our current financial instruments, the adoption of SFAS No. 159 did not have a material impact on our results of operations or consolidated financial position.

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

Interest Rate Risk

Our obligations under our receivable and inventory agreements bear interest at floating rates (primarily JP Morgan Chase prime rate); therefore, we are sensitive to changes in prevailing interest rates.  We believe that a one percent increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues translated into U.S. dollars.

We generally sell our products in U.S. dollars.  However, we sell an immaterial amount of our products in Euros.  Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales.  We currently do not hedge our exposure to changes in foreign currency exchange rates.  We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

We also source most of our products outside of the U.S.   However, we generally purchase our products in U.S. dollars.  The cost of these products may be affected by changes in the value of the relevant currencies; however, our exposure to currency exchange rates is limited as a result of such companies outside of the U.S. accepting payment in U.S. dollars.

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 29, 2008, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act are effective at the reasonable assurance level.

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

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

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

JOE’S JEANS INC.

April 14, 2008	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

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