Form 10-Q
period 2008-05-31
JOE'S JEANS INC.
filed 2008-07-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding as of July 14, 2008 was 59,808,767.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,551	$1,331
Accounts receivable, net of allowance for customer credits and returns of $597 (2008) and $652 (2007)	1,244	803
Inventories, net	18,693	20,803
Prepaid expenses and other current assets	404	282
Total current assets	22,892	23,219

Property and equipment, net	737	792
Goodwill	11,116	10,415
Intangible assets, net	13,200	13,200
Other assets	70	—
Total assets	$48,015	$47,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,415	$7,794
Due to factor	2,649	3,040
Due to related parties	9	1,142
Total current liabilities	9,073	11,976

Deferred tax liability	5,254	5,254

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 100,000 shares authorized, 59,862 shares issued and 59,750 outstanding	5,988	5,988
Additional paid-in capital	102,490	102,056
Accumulated deficit	(72,014)	(74,872)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	33,688	30,396
Total liabilities and stockholders’ equity	$48,015	$47,626

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
	(unaudited)		(unaudited)

Net sales	$17,955	$15,171	$33,165	$28,985
Cost of goods sold	9,517	7,822	17,939	16,541
Gross profit	8,438	7,349	15,226	12,444

Operating expenses
Selling, general and administrative	5,968	6,605	11,572	11,587
Depreciation and amortization	87	87	174	175
	6,055	6,692	11,746	11,762
Operating income	2,383	657	3,480	682
Interest expense	(167)	(202)	(359)	(395)
Other expense	—	(28)	—	(25)
Income before provision for taxes	2,216	427	3,121	262
Income taxes	201	5	263	13
Net income	$2,015	$422	$2,858	$249

Earnings per common share - basic	$0.03	$0.01	$0.05	$0.01

Earnings per common share - diluted	$0.03	$0.01	$0.05	$0.01

Weighted average shares outstanding
Basic	59,342	41,227	59,302	40,334
Diluted	59,583	43,365	59,571	41,976

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2008	May 26, 2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$2,432	$(4,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	2
Payments for earnout on trademark	(701)	—
Purchases of property and equipment	(120)	(61)
Net cash used in investing activities	(821)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (net repayments) from factor borrowing, net	(391)	359
Proceeds from issuance of common stock	—	3,696
Net cash (used in) provided by financing activities	(391)	4,055

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,220	(48)

CASH AND CASH EQUIVALENTS, at beginning of period	1,331	385

CASH AND CASH EQUIVALENTS, at end of period	$2,551	$337

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 25, 2006	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net loss (unaudited)	—	—	—	249	—	249
Stock-based compensation (unaudited)	—	—	10	—	—	10
Issuance of common stock and warrants (unaudited)	6,934	694	3,002	—	—	3,696

Balance, May 26, 2007 (unaudited)	41,389	$4,141	$82,775	$(76,877)	$(2,776)	$7,263

Balance, November 30, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income (unaudited)	—	—	—	2,858	—	2,858
Stock-based compensation (unaudited)	—	—	434	—	—	434

Balance, May 31, 2008 (unaudited)	59,862	$5,988	$102,490	$(72,014)	$(2,776)	$33,688

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended May 31, 2008 and May 26, 2007 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2007 contained in Joe’s Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended November 30, 2007, or collectively, the Annual Report.

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

Joe’s fiscal year end is November 30.  Effective October 11, 2007, Joe’s changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period.  This change was made to conform to standard quarterly accounting periods.  Prior to the change in its fiscal year, Joe’s fiscal year end was the Saturday closest to November 30 based upon a 52 week period and the quarterly periods consisted of 13 week periods based on a Sunday to Saturday week.  Quarterly periods presented have six calendar months for the period ended May 31, 2008 and 26 weeks for the period ended May 26, 2007.  The modification of the fiscal years and respective quarterly periods did not have a material effect on Joe’s financial condition, results of operations or cash flows.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2008 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2008.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 –ADOPTION OF ACCOUNTING PRINCIPLES

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

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	May 31, 2008	November 30, 2007
Non-recourse receivables assigned to factor	$8,104	$8,346
Client recourse receivables	858	778
Total receivables assigned to factor	8,962	9,124
Allowance for customer credits and doubtful accounts	(1,437)	(1,421)
Net loan balance from factored accounts receivable	(7,221)	(6,201)
Net loan balance from inventory advances	(2,953)	(4,542)
Due to factor	$(2,649)	$(3,040)

Non-factored accounts receivable	$1,841	$1,455
Allowance for customer credits and returns	(597)	(652)
Accounts receivable, net of allowance	$1,244	$803

Of the total amount of receivables sold as of May 31, 2008 and November 30, 2007, Joe’s bears the risk of payment of $858,000 and $778,000, respectively, in the event of non-payment by its customers.

CIT Commercial Services

On June 1, 2001, the Joe’s Jeans Subsidiary entered into an accounts receivable factoring agreement and an inventory security agreement with CIT.  In prior years, Joe’s other active subsidiaries also entered into substantially identical agreements.  These agreements give Joe’s the ability to obtain cash by selling to CIT certain of its accounts receivable and advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT currently permits Joe’s to sell its accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe’s pursuant to these agreements.  As further assurance to CIT, cross guarantees were executed by and among Joe’s and all of its subsidiaries to guarantee each subsidiaries’ obligations.

As of May 31, 2008, Joe’s cash availability with CIT was approximately $323,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.

The agreements may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days’ written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is at 0.6 percent for accounts which CIT bears the credit risk and 0.4 percent for accounts which Joe’s bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25 percent plus the Chase prime rate.  As of May 31, 2008, the Chase prime rate was five percent.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At May 31, 2008, Joe’s had 12 letters of credit outstanding in the aggregate amount of $310,000.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2008	November 30, 2007

Finished goods	$7,492	$7,450
Work in progress	1,614	1,998
Raw materials	10,690	11,969
	19,796	21,417
Less allowance for obsolescence and slow moving items	(1,103)	(614)
	$18,693	$20,803

Joe’s recorded charges to its inventory reserve allowance of $0 and $197,000 for the three months ended May 31, 2008 and May 26, 2007, respectively, and $22,000 and $197,000 for the six months ended May 31, 2008 and May 26, 2007, respectively.

NOTE 5 - MERGER TRANSACTION

Merger Agreement

Joe’s, Joe’s Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement.  JD Holdings primary asset was all rights, title and interest in all intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD brand and marks, or the Joe’s Brand.  At the time of entering into the Merger Agreement, Mr. Dahan was a current employee of Joe’s, serving as president of Joe’s Subsidiary.  In addition, JD Holdings was the successor to JD Design, the entity from whom Joe’s licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.

Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, Joe’s and JD Holdings completed the merger.  In connection with the merger, Joe’s Subsidiary merged with and into JD Holdings, with Joe’s Subsidiary as the surviving entity.  In addition, Joe’s issued 14,000,000 shares of its common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $93,000 of merger related expenses. As a result of the merger, Joe’s now owns all rights, title and interest in the Joe’s Brand.

Under the revised Merger Agreement, Mr. Dahan will be entitled to, for a period of 120 months following October 25, 2007, a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year.  See “Note 10 – Commitments and Contingencies – Earn Out” for a further discussion of the earn-out obligation.  In addition, the Merger Agreement contains a restrictive covenant relating to non-competition and non-solicitation for one year following the termination of Mr. Dahan’s service.

Upon completion of the merger, on October 25, 2007, Mr. Dahan became an officer, director and greater than 10 percent stockholder of Joe’s and an Employment Agreement and Investor Rights Agreement became effective.

The merger has been accounted for as a purchase under U.S. generally accepted accounting principles. Accordingly, management, with the assistance from independent valuation specialists, has allocated the purchase price to the assets and liabilities of JD Holdings in Joe’s financial statements as of the completion of the merger at their respective fair values.

The assets acquired in this merger consisted of intangible assets.  JD Holdings had an immaterial amount of other assets, including incidental office equipment that was distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction.  Pursuant to the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” Joe’s has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense will initially need to be recognized. However, Joe’s will test the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired and advanced earn-out payments are recorded as additional goodwill.  For the six months ended May 31, 2008, Joe’s has recorded $701,000 as additional goodwill.

Employment Agreement

In connection with the completion of the merger, an employment agreement automatically became effective upon the closing of the merger for Mr. Dahan to serve as Creative Director for the Joe’s Brand.

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

Investor Rights Agreement

Upon the closing of the merger, Joe’s also entered into an investor rights agreement.  Pursuant to the investor rights agreement, Joe’s agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the merger.  The shares of common stock issued as merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date.  Joe’s agreed to bear all expenses associated with registering these shares for resale and have granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by Joe’s. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions and indemnification of the parties.  On March 24, 2008, a registration statement on Form S-3 was declared effective for the resale of up to 2,333,333 shares held by Mr. Dahan.  His contractual restrictions on resale for those shares lapsed on April 25, 2008.

NOTE 6 –RELATED PARTY TRANSACTIONS

JD Holdings Inc.

On February 7, 2001, Joe’s acquired a license for the rights to the Joe’s Brand from JD Design LLC, which was subsequently merged with and into JD Holdings.  Under the license agreement, JD Holdings was entitled to a royalty of three percent on net sales of licensed products.  In October 2005, Joe’s granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a five percent royalty on net sales of those products.  On October 25, 2007, in connection with the merger, the license agreement terminated.

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan is entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  See “Note 5 — Merger Transaction and Note 10 – Commitment and Contingencies” for a further discussion on the merger agreement and the earn-out.  For the six months ended May 31, 2008, Joe’s paid $701,000 in earn-out payments to Mr. Dahan, which it has recorded as additional goodwill.

As a related party, Mr. Dahan’s brother is the managing member of a company Shipson LLC, or Shipson, to whom Joe’s outsourced its E-shop on its Joe’s Jeans website.  Joe’s sold its Joe’s® products to Shipson at its wholesale price on normal and customary terms and conditions to fulfill purchases by customers on the E-shop.  Joe’s ceased doing business with Shipson in February 2008.  As of May 31, 2008, Shipson currently owes $192,000 to Joe’s for outstanding purchase orders and this amount has been fully reserved for in its financial statements.

NOTE 7 – EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007

Basic earnings per share computation:
Numerator:
Net income	$2,015	$422	$2,858	$249
Denominator:
Weighted average common shares outstanding	59,342	41,227	59,302	40,334
Income per common share - basic
Net income	$0.03	$0.01	$0.05	$0.01

Diluted earnings per share computation:
Numerator:
Net income	$2,015	$422	$2,858	$249
Denominator:
Weighted average common shares outstanding	59,342	41,227	59,302	40,334
Effect of dilutive securities:
Options and warrants	241	2,138	269	1,642
Dilutive potential common shares	59,583	43,365	59,571	41,976

Income per common share - dilutive
Net income	$0.03	$0.01	$0.05	$0.01

Potentially dilutive options, warrants, restricted stock and restricted stock units in the aggregate of 3,454,592 and 2,131,637 for both the three and six months ended May 31, 2008 and May 26, 2007, respectively, have been excluded from the calculation of the diluted income per share, as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of May 31, 2008, shares reserved for future issuance include (i) 3,301,046 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 706,100 shares of common stock issuable upon the vesting of restricted stock units; (iii) an aggregate of 3,414,890 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of May 31, 2008; and (iv) 1,383,333 shares of common stock issuable upon the exercise of outstanding warrants.

NOTE 8 –INCOME TAXES

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109”, or FIN No. 48.  FIN No. 48 establishes a single model to address accounting for uncertain tax positions.  FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Joe’s adopted the provisions of FIN No. 48 on December 1, 2007.  Upon adoption, Joe’s did not recognize an adjustment in the amount of unrecognized tax benefits.  As of the date of adoption, Joe’s had no unrecognized tax benefits.  Joe’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

Joe’s recorded an income tax expense of $201,000 and $5,000 for the three months ended May 31, 2008, and May 26, 2007, respectively, and $263,000 and $13,000 for the six months ended May 31, 2008, and May 26, 2007, respectively.  Joe’s effective tax rate was eight percent for the six months ended May 31, 2008 and one percent for the six months ended May 26, 2007.  For the three and six months ended May 31, 2008 and May 26, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  All warrants are currently exercisable.  As of May 31, 2008, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$4.50	200,000	June 2003	June 2008
3.62	17,500	August 2003	August 2008
4.00	373,333	November 2003	November 2008
1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012
	1,383,333

Stock Incentive Plans

In March 2000, Joe’s adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan.  In connection with stockholder approval of the 2004 Stock Incentive Plan, Joe’s stated that it would no longer grant options pursuant to the 2000 Employee Plan.  In December 2007, the outstanding options remaining under the 2000 Employee Plan expired and the 2000 Employee Plan automatically terminated.

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of May 31, 2008, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance.  During the fourth quarter of fiscal 2007, Joe’s granted 555,849 shares of restricted common stock to its directors and CEO pursuant to the 2004 Stock Incentive Plan.  In December 2007, Joe’s issued 745,600 restricted common stock units, or RSUs, to its employees pursuant to the 2004 Stock Incentive Plan.  These RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.  The RSUs vest ratably every six months with the first tranche vested on June 18, 2008 until all of the RSUs are vested on December 18, 2011. On the vesting date, Joe’s expects to issue the shares of common stock to each employee that he or she is vested in and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill each employee’s minimum tax withholding obligation.  On June 18, 2008, Joe’s issued 58,563 shares of its common stock to the holders of RSUs.  In the fourth quarter of fiscal 2007, Joe’s granted an option to purchase 100,000 shares that vested on a monthly basis over a two year period; however, this option was cancelled and replaced with the consent of the option holder with RSUs for 100,000 shares of common stock in December 2007.  As of May 31, 2008, 39,500 RSUs have been forfeited by employees.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2008, 3,414,890 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2007, there was a total of $434,000 of stock based compensation expense recognized in the first and second quarters of fiscal 2008.

The following summarizes option grants and restricted common stock issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2008 (in actual amounts) for service as a member:

	May 31, 2008
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—
2008	—	—

Number of restricted shares isssued
2007	320,000
2008	—

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	—	—
Expired	(200,000)	2.40
Forfeited	(100,000)	1.98	—	—
Outstanding at May 31, 2008	3,326,046	$1.76	6.2	$205,240

Exercisable and vested at May 31, 2008	3,301,046	$1.77	6.2	$189,009

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 26, 2006	4,092,296	$1.68
Granted	—	—
Exercised	(100,000)	1.02
Expired	—	—
Forfeited	(200,000)	1.02	—	—
Outstanding at May 26, 2007	3,792,296	$1.73	7.5	$453,151

Exercisable and vested at May 26, 2007	3,692,296	$1.77	7.5	$375,151

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2008, there was $1,305,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of three years.   The total fair value of shares of stock options vested during the three months ended May 31, 2008, and May 26, 2007 was $5,000 and $5,000, respectively, and $216,000 for restricted common stock during the three months ended May 31, 2008.  The total fair value of shares of stock options vested during the six months ended May 31, 2008, and May 26, 2007 was $12,000 and $10,000, respectively, and $422,000 for restricted common stock during the six months ended May 31, 2008.

Exercise prices for options outstanding as of May 31, 2008 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life	Number of options vested	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	190,064	5.2	165,064	4.7
$1.00 - $1.02	2,015,000	6.1	2,015,000	6.1
$1.27 - $1.30	60,982	4.7	60,982	4.7
$1.58 - $1.63	610,000	6.2	610,000	6.2
$ 5.91	450,000	7.0	450,000	7.0

	3,326,046	6.2	3,301,046	6.2

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan

Outstanding at November 30, 2007	3,626,046	3,222,500	200,000	203,546
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / Cancelled	(300,000)	(100,000)	(200,000)	—
Outstanding at May 31, 2008	3,326,046	3,122,500	—	203,546

Exercisable at May 31, 2008	3,301,046	3,097,500	—	203,546

There were no options granted or exercised in the first or second quarters of fiscal 2008.

A summary of the status of restricted common stock and RSUs as of November 30, 2007, and changes during the six months ended May 31, 2008, is presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	745,600	745,600		1.46
Vested	(160,000)	—	(160,000)	(1.59)
Forfeited	—	(39,500)	(39,500)	—	(1.46)
Outstanding at May 31, 2008	369,182	706,100	1,075,282	$1.59	$1.46

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Earn Out

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; plus (ii) three percent of the gross profit from $22,501,000 to $31,500,000; plus (iii) two percent of the gross profit from $31,501,000 to $40,500,000; plus (iv) one percent of the gross profit above $40,501,000. The payments will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any significant underpayments will promptly be made.  No payment will be made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.

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

In April 2008, Joe’s entered into a lease agreement for the lease of retail space in Chicago, Illinois.  Under the lease agreement, Joe’s takes possession of the space in July 2008 and expects to open its retail store in the fall of 2008.  The term of the lease is for 10 years and the annual base rent is $119,000 plus an obligation to pay certain advertising fees, operating costs charges and other customary charges.  Operating expenses will be passed through to Joe’s at a fixed rate for the first year and then increase thereafter until the end of the term.

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

The following discussion provides information and analysis of our results of operations for the three and six month periods ended May 31, 2008 and May 26, 2007, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and six month periods ended May 31, 2008 and May 26, 2007.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services.  We sell our products to numerous retailers, which include major department stores, specialty stores and distributors around the world.  Historically, we sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products and craft and accessory products.  Since fiscal 2006, we have not had any sales of these other products.

In fiscal 2007, we continued to implement our transition plan to focus our operations on our Joe’s® brand after we sold the assets or ceased operations of our other branded and private label apparel and accessory products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags, belts and small leather goods bearing the Joe’s® brand to be effective upon completion of the merger.  In October 2007, we completed the merger and acquired the Joe’s® brand.  In exchange for all of the rights for the Joe’s® brand, we issued 14,000,000 shares of our common stock, $300,000 in cash and entered into an employment agreement with Joe Dahan, the principal designer and sole stockholder of JD Holdings.  As part of the merger consideration, we are also obligated to pay Mr. Dahan a percentage of our gross profits until 2017 above $11,251,000.  In addition to owning approximately 24 percent of our total shares outstanding, after the merger, Mr. Dahan became an executive officer and a member of our Board of Directors.

We reported net income for the full fiscal year of 2007 for the first time since 2002 and have also reported net income for the past five consecutive quarters.  While we have strived to reduce costs and implement cost saving measures in order to generate net income, there can be no assurance that we can continue to improve our net sales, gross profit or maintain expenses in order to continue to generate net income.  Our strategic plan for the remainder of 2008 and 2009 includes entering into lease agreements to open retail and outlet stores, improving international sales, increasing sales from our men’s and children’s product lines, evaluating licensing opportunities for other product categories and enhancing the quality, fit and products available in our collection beyond denim bottoms.  In the first half of fiscal 2008, we entered into two leases for retail outlet space at Woodbury Common Premium Outlets® in Central Valley, New York and Orlando Premium Outlets® in Orlando, Florida and one lease for a full price retail store in Chicago, Illinois.  We expect to open the stores in the fall of 2008.  We believe that the outlet store strategy will allow us to sell our overstock or slow moving items at better profit margins.  We are actively looking for other retail leases for fiscal 2009 and beyond.  In addition, we have been focusing on designing an entire collection of products to be available and showcased in retail stores.  Since early 2007, we have had two consultants based in Europe to assist us in entering into agent and distributor agreements worldwide to assist us in improving our international sales and strategically grow international sales.  We feel that direct contact with agents and distributors will give us better control over their management and direction.

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

Results of Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	May 31, 2008	May 26, 2007	$ Change	% Change

Net sales	$17,955	$15,171	$2,784	18%
Cost of goods sold	9,517	7,822	1,695	22%
Gross profit	8,438	7,349	1,089	15%
Gross margin	47%	48%

Selling, general & administrative	5,968	6,605	(637)	(10)%
Depreciation & amortization	87	87	—	—
Income from operations	2,383	657	1,726	263%

Interest expense	(167)	(202)	35	(17)%
Other income (expense)	—	(28)	28	(100)%
Income before provision for taxes	2,216	427	1,789	419%

Income taxes	201	5	196	3,920%

Net income	$2,015	$422	$1,593	377%

Comparison of Three Months Ended May 31, 2008 to Three Months Ended May 26, 2007

Three Months Ended May 31, 2008 Overview

For the three months ended May 31, 2008, or the second quarter of fiscal 2008, our net sales increased to $17,955,000 from $15,171,000 for the three months ended May 26, 2007, or the second quarter fiscal 2007, an 18 percent increase.  We generated net income in the amount of $2,015,000 for the second quarter of fiscal 2008 compared to $422,000 for the second quarter of fiscal 2007.

The primary reasons for the increase in net income from the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 were the following:

•                                          An increase of $2,784,000, or 18 percent, in our net sales due to continued demand for denim in the marketplace;

•                                          An increase of $1,089,000, or 15 percent, in our gross profit;

•                                          A decrease of $637,000, or 10 percent, in our selling, general & administrative expenses; and

•                                          A decrease of $35,000, or 17 percent, in our interest expense.

Net Sales

Our net sales increased to $17,955,000 for the second quarter of fiscal 2008 from $15,171,000 for the second quarter of fiscal 2007, an 18 percent increase.  This increase can be attributed to a continued (i) growth in the number of specialty stores and department store “doors” carrying our products from the second quarter of fiscal 2007 to fiscal 2008, (ii) strong demand for denim apparel products in the marketplace, (iii) brand acceptance and recognition for Joe’s® products, and (iv) growth from European sales and from our recently introduced men’s and children’s product lines.

Gross Profit

Our gross profit increased to $8,438,000 for the second quarter of fiscal 2008 from $7,349,000 for the second quarter of fiscal 2007, a 15 percent increase.  Our overall gross margin decreased to 47 percent for the second quarter of fiscal 2008 from 48 percent for the second quarter of fiscal 2007, a one percentage point decrease.

The increase in our gross profit was primarily due to an increase in net sales of 18 percent.  Our gross margin for fiscal 2008 was impacted negatively by a write down of $448,000 for fabric that we determined would be unusable for future production.  We determined that most of this fabric would likely be unusable in its current state because the remaining quantity after prior production runs was less than anticipated to make and design a cost effective garment to offer for sale.  Excluding this adjustment, our gross margin would have increased over the prior year comparative period.  Our gross margins for the second quarter of fiscal 2008 continued to be impacted positively by improvements in production schedules and shifting a greater percentage of our production requirements to a lower cost facility in Mexico from the United States.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses decreased to $5,968,000 for the second quarter of fiscal 2008 from $6,605,000 for the second quarter of fiscal 2007, a 10 percent decrease.

The SG&A decrease in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 is mostly due to a non-cash charge of $1,483,000 in the second quarter of fiscal 2007 in connection with the settlement agreement with our former international distributor.  The SG&A decrease represented by this non-cash charge was offset primarily by (i) an increase of $443,000 in employee and employee-related expenses due to a higher headcount in the second quarter of fiscal 2008 compared to fiscal 2007 to support our growth and implementation of our strategic initiatives, including personnel to support our retail strategy; (ii) an increase of $113,000 in sample expenses to support our development of a full collection of items; (iii) an increase of $216,000 in stock-based compensation expense due to the issuance of restricted common stock and restricted stock units in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively; and (iv) an increase of $107,000 in facilities and distribution related expenses due to higher net sales.

Interest Expense

Our combined interest expense decreased to $167,000 for the second quarter of fiscal 2008 from $202,000 for the second quarter of fiscal 2007, a 17 percent decrease.  Our interest expense primarily consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period.

Income Tax

For the second quarter of fiscal 2008, our income tax expense was $201,000 compared to $5,000 for the second quarter of fiscal 2007.  Our effective tax rate was nine percent for the second quarter of fiscal 2008 and one percent for the second quarter of fiscal 2007.  We expect our effective tax rate to be approximately eight percent during fiscal 2008.  For the three months ended May 31, 2008 and May 26, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Comparison of Six Months Ended May 31, 2008 to Six Months Ended May 26, 2007

Six Months Ended May 31, 2008 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	May 31, 2008	May 26, 2007	$ Change	% Change

Net sales	$33,165	$28,985	$4,180	14%
Cost of goods sold	17,939	16,541	1,398	8%
Gross profit	15,226	12,444	2,782	22%
Gross margin	46%	43%

Selling, general & administrative	11,572	11,587	(15)	(0)%
Depreciation & amortization	174	175	(1)	(1)%
Operating income	3,480	682	2,798	410%

Interest expense	(359)	(395)	36	(9)%
Other expense	—	(25)	25	(100)%
Income before provision for taxes	3,121	262	2,859	1,091%

Income taxes	263	13	250	1,923%

Net income	$2,858	$249	$2,609	1,048%

Results of Operations

For the six months ended May 31, 2008, our net sales increased to $33,165,000 from $28,985,000 for the six months ended May 26, 2007, a 14 percent increase.  We generated net income of $2,858,000 for the six months ended May 31, 2008 compared to $249,000 for the six months ended May 26, 2007.

The primary reasons for the increase in net income for the six months ended May 31, 2008 compared to May 26, 2007 were the following:

•                                          An increase of $4,180,000, or 14 percent, in net sales coupled with a $2,782,000, or 22 percent, improvement in gross profit;

•                                          A three percentage point increase in gross margins; and

•                                          Maintaining our selling, general and administrative expenses at a consistent level in spite of the increase in net sales.

Net Sales

Our net sales increased to $33,165,000 for the six months ended May 31, 2008 compared to $28,985,000 for the six months ended May 26, 2007, a 14 percent increase.

The increase can be attributed to continued brand acceptance for our Joe’s Jeans® products in the marketplace by retailers and customers during the first six months of fiscal 2008.  In an effort to increase our net sales during the first six months of fiscal 2008, we focused on expansion by increasing the number of department store “doors” carrying our products, increasing the average inventory per door, increasing the number of retailers participating in our replenishment program for our core basic styles offered continuously throughout the year, growing the retail and specialty stores that carry our men’s and children’s product lines and offering more products to our retailers and customers.  We also experienced an increase in our European sales in the first six months of fiscal 2008 after we terminated our former international distributor in February 2007 and an increase in sales form our recently introduced men’s and children’s product lines.

Gross Profit

Our gross profit increased to $15,226,000 for the six months ended May 31, 2008 from $12,444,000 for the six months ended May 26, 2007, a 22 percent increase.  Our gross margin percentage increased to 46 percent for the six months ended May 31, 2008 from 43 percent for the six months ended May 26, 2007, a three percentage point increase.

The increase in our gross margin percentage was primarily due to our increase in net sales coupled with improvement in production schedules and shifting a greater percentage of our production requirements to a lower cost facility in Mexico from the United States in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses decreased to $11,572,000 for the six months ended May 31, 2008 from $11,587,000 for the six months ended May 26, 2007, a less than one percent decrease.

The SG&A decrease in the six months ended May 31, 2008 compared to the six months ended May 26, 2007 is mostly due to a non-cash charge of $1,483,000 in the six months ended May 26, 2007 in connection with the settlement agreement with our former international distributor.  The SG&A decrease represented by this non-cash charge was offset primarily by (i) an increase of $756,000 in employee and employee-related expenses due to a higher headcount to support our growth and implementation of our strategic initiatives, including personnel to support our retail strategy; (ii) an increase of $330,000 in sample expenses to support our development of a full collection of items; and (iii) an increase of $424,000 in stock-based compensation expense due to the issuance of restricted common stock and restricted stock units in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively.

Interest Expense

Our combined interest expense decreased to $359,000 for the six months ended May 31, 2008 from $395,000 for the six months ended May 26, 2007, a nine percent decrease.  Our interest expense consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period.

Income Tax

For the six months ended May 31, 2008, our income tax expense was $263,000 compared to $13,000 for the six months ended May 26, 2007.  Our effective tax rate was eight percent for the six months ended May 31, 2008 and one percent for the six months ended May 26, 2007.  We expect our effective tax rate to be approximately eight percent during fiscal 2008.  For the six months ended May 31, 2008 and May 26, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our Joe’s® products; and (ii) cash from sales of our accounts receivables and advances against inventory.  For the six months ended May 31, 2008, we generated $2,432,000 of cash flow from operations.  Of this cash flow, we used $701,000 to pay the earn-out payment under the merger agreement and $120,000 for purchases of property and equipment.  We repaid $391,000 of our factor borrowings and our cash balance increased by $1,220,000 to $2,551,000 as of May 31, 2008.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties.

During the second quarter of fiscal 2008, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations.  As of May 31, 2008, our cash availability with CIT was approximately $323,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

As of May 31, 2008, we had $7,221,000 of factored receivables with CIT and a loan balance of $2,953,000 for inventory advances. We had 12 letters of credit in the aggregate amount of $310,000 outstanding as of May 31, 2008.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results.  Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 – Summary of Significant Accounting Policies” included in our Annual Report are also important to an understanding of our financial statements.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The balance in the allowance for uncollectible accounts, customer credits and allowances as of May 31, 2008 and November 30, 2007 was $597,000 and $652,000 for non-factored accounts receivables.

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

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we have determined that accounting for the earn-out as additional purchase price is proper. Advanced earn-out payments are recorded as additional goodwill.  For the six months ended May 31, 2008, we have recorded $701,000 as additional goodwill.

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

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with Statement of Financial Accounting Standards, or SFAS, 123(R), “Share Based Payment” on November 27, 2005.  We elected the modified prospective method where prior periods are not revised for comparative purposes.  Under the fair value recognition provisions of SFAS 123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period.  We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions, which are applied consistent with the prior year.  If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future.  At this time, we believe that our current method for accounting for stock based compensation is reasonable.  Furthermore, under SFAS 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured.  For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards.  See “Notes to Condensed Consolidated Financial Statements – Note 9 – Stockholders’ Equity – Stock Incentive Plans” for additional discussion of SFAS 123(R).

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 effective December 1, 2007.  The adoption of FIN No. 48 did not have a material impact on our results of operations, consolidated financial position or cash flows.

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

Item 4.                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2008, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

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

Item 6.                                   Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Executive Employment Agreement by and between Joe’s Jeans Inc. and Marc B. Crossman dated May 30, 2008	Current Report on Form 8-K filed on June 5, 2008

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

July 15, 2008	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Executive Employment Agreement by and between Joe’s Jeans Inc. and Marc B. Crossman dated May 30, 2008	Current Report on Form 8-K filed on June 5, 2008

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith