Form 10-Q
period 2008-08-31
JOE'S JEANS INC.
filed 2008-10-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

The number of shares of the registrant’s common stock outstanding as of October 14, 2008 was 59,826,974.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2008	November 30, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,117	$1,331
Accounts receivable, net of allowance for customer credits and returns of $590 (2008) and $652 (2007)	1,042	803
Inventories, net	21,040	20,803
Prepaid expenses and other current assets	203	282
Total current assets	25,402	23,219

Property and equipment, net	959	792
Goodwill	11,463	10,415
Intangible assets, net	13,200	13,200
Other assets	109	—

Total assets	$51,133	$47,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,920	$7,794
Due to factor	2,739	3,040
Due to related parties	9	1,142
Total current liabilities	9,668	11,976

Long term deferred rent	87	—
Deferred tax liability	5,254	5,254
Total liabilities	15,009	17,230

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.10 par value: 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value: 100,000 shares authorized, 59,939 shares issued and 59,827 outstanding	5,995	5,988
Additional paid-in capital	102,679	102,056
Accumulated deficit	(69,774)	(74,872)
Treasury stock, 112 shares	(2,776)	(2,776)
Total stockholders’ equity	36,124	30,396

Total liabilities and stockholders’ equity	$51,133	$47,626

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2008	August 25, 2007	August 31, 2008	August 25, 2007
	(unaudited)		(unaudited)

Net sales	$18,248	$15,708	$51,413	$44,693
Cost of goods sold	9,303	9,123	27,242	25,664
Gross profit	8,945	6,585	24,171	19,029

Operating expenses
Selling, general and administrative	6,134	5,335	17,706	16,922
Depreciation	70	91	244	266
	6,204	5,426	17,950	17,188
Operating income	2,741	1,159	6,221	1,841
Interest expense	(133)	(203)	(492)	(598)
Other expense	—	—	—	(25)
Income before provision for taxes	2,608	956	5,729	1,218
Income taxes	368	43	631	56
Net income	$2,240	$913	$5,098	$1,162

Earnings per common share - basic	$0.04	$0.02	$0.09	$0.03

Earnings per common share - diluted	$0.04	$0.02	$0.09	$0.03

Weighted average shares outstanding
Basic	59,477	43,662	59,360	41,385
Diluted	60,063	45,541	59,752	42,682

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2008	August 25, 2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3,533	$(8,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	2
Payments for earnout on trademark	(1,048)	—
Purchases of property and equipment	(411)	(187)
Net cash used in investing activities	(1,459)	(185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (net repayments) from factor borrowing, net	(301)	1,829
Proceeds from issuance of common stock	13	6,974
Net cash (used in) provided by financing activities	(288)	8,803

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,786	395

CASH AND CASH EQUIVALENTS, at beginning of period	1,331	385

CASH AND CASH EQUIVALENTS, at end of period	$3,117	$780

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 25, 2006	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net loss (unaudited)	—	—	—	1,162	—	1,162
Stock-based compensation (unaudited)	—	—	15	—	—	15
Issuance of common stock and warrants (unaudited)	10,776	1,078	5,896	—	—	6,974

Balance, August 25, 2007 (unaudited)	45,231	$4,525	$85,674	$(75,964)	$(2,776)	$11,459

Balance, November 30, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income (unaudited)	—	—	—	5,098	—	5,098
Stock-based compensation (unaudited), net of withholding taxes	—	—	617	—	—	617
Issuance of restricted common stock (unaudited)	64	6	(6)	—	—	—
Issuance of common stock and warrants (unaudited)	13	1	12	—	—	13

Balance, August 31, 2008 (unaudited)	59,939	$5,995	$102,679	$(69,774)	$(2,776)	$36,124

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended August 31, 2008 and August 25, 2007 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2007 contained in Joe’s Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended November 30, 2007, or collectively, the Annual Report.

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

Joe’s fiscal year end is November 30.  Effective October 11, 2007, Joe’s changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period.  This change was made to conform to standard quarterly accounting periods.  Prior to the change in its fiscal year, Joe’s fiscal year end was the Saturday closest to November 30 based upon a 52 week period and the quarterly periods consisted of 13 week periods based on a Sunday to Saturday week.  Quarterly periods presented have nine calendar months for the period ended August 31, 2008 and 26 weeks for the period ended August 25, 2007.  The modification of the fiscal years and respective quarterly periods did not have a material effect on Joe’s financial condition, results of operations or cash flows.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 31, 2008 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2008.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

NOTE 3 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	August 31, 2008	November 30, 2007
Non-recourse receivables assigned to factor	$10,190	$8,346
Client recourse receivables	980	778
Total receivables assigned to factor	11,170	9,124
Allowance for customer credits and doubtful accounts	(1,764)	(1,421)
Net loan balance from factored accounts receivable	(9,353)	(6,201)
Net loan balance from inventory advances	(2,792)	(4,542)
Due to factor	$(2,739)	$(3,040)

Non-factored accounts receivable	$1,632	$1,455
Allowance for customer credits and returns	(590)	(652)
Accounts receivable, net of allowance	$1,042	$803

Of the total amount of receivables sold as of August 31, 2008 and November 30, 2007, Joe’s bears the risk of payment of $980,000 and $778,000, respectively, in the event of non-payment by its customers.

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

As of August 31, 2008, Joe’s cash availability with CIT was approximately $1,042,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.   However, the Joe’s trademarks are not encumbered.

The agreements may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days’ written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is at 0.6 percent for accounts which CIT bears the credit risk and 0.4 percent for accounts which Joe’s bears the credit risk and the interest rate associated with borrowings under the inventory lines and factoring facility is at 0.25 percent plus the Chase prime rate.  As of August 31, 2008, the Chase prime rate was five percent.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At August 31, 2008, Joe’s had 12 letters of credit outstanding in the aggregate amount of $446,000.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2008	November 30, 2007

Finished goods	$8,998	$7,450
Work in progress	1,679	1,998
Raw materials	11,419	11,969
	22,096	21,417
Less allowance for obsolescence and slow moving items	(1,056)	(614)
	$21,040	$20,803

Joe’s recorded charges to its inventory reserve allowance of $0 and $92,000 for the three months ended August 31, 2008 and August 25, 2007, respectively, and $22,000 and $289,000 for the nine months ended August 31, 2008 and August 25, 2007, respectively.

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

The assets acquired in this merger consisted of intangible assets.  JD Holdings had an immaterial amount of other assets, including incidental office equipment that was distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction.  Pursuant to the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” Joe’s has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense will initially need to be recognized. However, Joe’s will test the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired and advanced earn-out payments are recorded as additional goodwill.  For the nine months ended August 31, 2008, Joe’s has recorded $1,048,000 of earn-out payments as additional goodwill.

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

Investor Rights Agreement

Upon the closing of the merger, Joe’s also entered into an investor rights agreement.  Pursuant to the investor rights agreement, Joe’s agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the merger.  The shares of common stock issued as merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date.  Joe’s agreed to bear all expenses associated with registering these shares for resale and have granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by Joe’s. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions and indemnification of the parties.  On March 24, 2008, a registration statement on Form S-3 was declared effective for the resale of up to 2,333,333 shares held by Mr. Dahan.  His contractual restrictions on resale for those shares lapsed on April 25, 2008.  On October 15, 2008, a registration statement on Form S-3 was filed for the resale of an additional 2,333,333 shares held by Mr. Dahan.  The contractual restrictions on these shares lapse on October 25, 2008.

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

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan is entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  See “Note 5 — Merger Transaction and Note 10 — Commitment and Contingencies” for a further discussion on the merger agreement and the earn-out.  For the nine months ended August 31, 2008, Joe’s paid $1,048,000 in earn-out payments to Mr. Dahan, which it has recorded as additional goodwill.

As a related party, Mr. Dahan’s brother is the managing member of a company Shipson LLC, or Shipson, to whom Joe’s outsourced its E-shop on its Joe’s Jeans website.  Joe’s sold its Joe’s® products to Shipson at its wholesale price on normal and customary terms and conditions to fulfill purchases by customers on the E-shop.  Joe’s ceased doing business with Shipson in February 2008.  As of August 31, 2008, Shipson currently owes $192,000 to Joe’s for outstanding purchase orders and this amount has been fully reserved for in its financial statements.

NOTE 7 – EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2008	August 25, 2007	August 31, 2008	August 25, 2007

Basic earnings per share computation:
Numerator:
Net income	$2,240	$913	$5,098	$1,162
Denominator:
Weighted average common shares outstanding	59,477	43,662	59,360	41,385
Income per common share - basic
Net income	$0.04	$0.02	$0.09	$0.03

Diluted earnings per share computation:
Numerator:
Net income	$2,240	$913	$5,098	$1,162
Denominator:
Weighted average common shares outstanding	59,477	43,662	59,360	41,385
Effect of dilutive securities:
Options and warrants	586	1,879	392	1,297
Dilutive potential common shares	60,063	45,541	59,752	42,682

Income per common share - dilutive
Net income	$0.04	$0.02	$0.09	$0.03

Potentially dilutive options, warrants, restricted stock and restricted stock units in the aggregate of 3,007,885 and 1,302,051 for both the three and nine months ended August 31, 2008 and August 25, 2007, respectively, have been excluded from the calculation of the diluted income per share, as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2008, shares reserved for future issuance include (i) 3,313,146 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 590,275 shares of common stock issuable upon the vesting of restricted stock units; (iii) an aggregate of 3,466,845 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of August 31, 2008; and (iv) 1,165,833 shares of common stock issuable upon the exercise of outstanding warrants.

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

Joe’s recorded an income tax expense of $368,000 and $43,000 for the three months ended August 31, 2008, and August 25, 2007, respectively, and $631,000 and $56,000 for the nine months ended August 31, 2008, and August 25, 2007, respectively.  Joe’s effective tax rate was 14 percent for the three months ended August 31, 2008 and five percent for the three months ended August 25, 2007.  Joe’s effective tax rate was 11 percent for the nine months ended August 31, 2008 and five percent for the nine months ended August 26, 2007. The difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operating loss tax carryforwards against which a full valuation allowance has been established.

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  All warrants are currently exercisable.  As of August 31, 2008, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration
$4.00	373,333	November 2003	November 2008
1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012
	1,165,833

During the third quarter of fiscal 2008, 217,500 warrants expired unexercised.

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

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of August 31, 2008, options to purchase up to 203,546 remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance.  During the fourth quarter of fiscal 2007, Joe’s granted 555,849 shares of restricted common stock to its directors and CEO pursuant to the 2004 Stock Incentive Plan.  In December 2007, Joe’s issued 745,600 restricted common stock units, or RSUs, to its employees pursuant to the 2004 Stock Incentive Plan.  These RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.  The RSUs vest ratably every six months with the first tranche vested on June 18, 2008 until all of the RSUs are vested on December 18, 2011. On the vesting date, Joe’s expects to issue the shares of common stock to each employee that he or she is vested in and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill each employee’s minimum tax withholding obligation.  The RSUs withheld will again be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.  In the fourth quarter of fiscal 2007, Joe’s granted an option to purchase 100,000 shares that vested on a monthly basis over a two year period; however, this option was cancelled and replaced with the consent of the option holder with RSUs for 100,000 shares of common stock in December 2007.  As of August 31, 2008, 60,000 RSUs have been forfeited by employees.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2008, 3,466,845 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2007, there was a total of $221,000 and $655,000 of stock based compensation expense recognized in the three months and nine months ended August 31, 2008, respectively.

The following summarizes option grants and restricted common stock issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2008 (in actual amounts) for service as a member:

	August 31, 2008
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02
2007	—	—
2008	—	—

		Number of restricted shares isssued
2007		320,000
2008		—

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	(12,900)	1.02
Expired	(200,000)	2.40
Forfeited	(100,000)	1.98	—	—
Outstanding at August 31, 2008	3,313,146	$1.76	5.9	$823,667

Exercisable and vested at August 31, 2008	3,306,896	$1.77	5.9	$817,855

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 26, 2006	4,092,296	$1.68
Granted	—	—
Exercised	(291,250)	0.90
Expired	—	—
Forfeited	(200,000)	1.02	—	—
Outstanding at August 25, 2007	3,601,046	$1.78	7.2	$1,913,304

Exercisable and vested at August 25, 2007	3,519,796	$1.81	7.2	$1,786,554

Weighted average per option fair value of options granted during the year		N/A

As of August 31, 2008, there was $1,085,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of three years.   The total fair value of shares of stock options vested during the three months ended August 31, 2008, and August 25, 2007 was $5,000 and $5,000, respectively, and $203,000 for restricted common stock during the three months ended August 31, 2008.  The total fair value of shares of stock options vested during the nine months ended August 31, 2008, and August 25, 2007 was $17,000 and $15,000, respectively, and $655,000 for restricted common stock during the nine months ended August 31, 2008.

Exercise prices for options outstanding as of August 31, 2008 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life	Number of options vested	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	190,064	5.0	183,814	4.8
$1.00 - $1.02	2,002,100	5.9	2,002,100	5.9
$1.27 - $1.30	60,982	4.5	60,982	4.5
$1.58 - $1.63	610,000	5.9	610,000	5.9
$5.91	450,000	6.8	450,000	6.8

	3,313,146	5.9	3,306,896	5.9

The following table summarizes the stock option activity by plan.

	Total Number of Options	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan

Outstanding at November 30, 2007	3,626,046	3,222,500	200,000	203,546
Granted	—	—	—	—
Exercised	(12,900)	(12,900)	—	—
Forfeited / Cancelled	(300,000)	(100,000)	(200,000)	—
Outstanding at August 31, 2008	3,313,146	3,109,600	—	203,546

Exercisable at August 31, 2008	3,306,896	3,103,350	—	203,546

There were no options granted or exercised in the first or second quarters of fiscal 2008. In the third quarter of fiscal 2008, there were no options granted. During the third quarter of fiscal 2008, one employee exercised an option to purchase 12,900 shares of common stock and Joe’s also issued 63,870 shares of its common stock to the holders of RSUs and withheld 31,455 RSUs to cover the minimum tax withholding obligation for each employee.

A summary of the status of restricted common stock and RSUs as of November 30, 2007, and changes during the nine months ended August 31, 2008, is presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	745,600	745,600		1.46
Vested	(240,000)	—	(240,000)	(1.59)
Issued	—	(63,870)	—		1.46
Cancelled	—	(31,455)	—		1.46
Forfeited	—	(60,000)	(60,000)	—	(1.46)
Outstanding at August 31, 2008	289,182	590,275	974,782	$1.59	$1.46

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Earn Out

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; plus (ii) three percent of the gross profit from $22,501,000 to $31,500,000; plus (iii) two percent of the gross profit from $31,501,000 to $40,500,000; plus (iv) one percent of the gross profit above $40,501,000. The payments will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any significant underpayments will promptly be made.  No payment will be made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.  For the nine months ended August 31, 2008, Joe’s has recorded $1,048,000 of earn-out payments as additional goodwill.

Retail Leases

Joe’s leases retail store locations under operating lease agreements expiring on various dates through 2018 or 10 years from the rent commencement date. Some of these leases require Joe’s to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of August 31, 2008, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows:

Period	Future Payments
2008 (remainder of year)	$121
2009	1,041
2010	1,078
2011	1,119
2012	1,160
Thereafter	7,770
$12,289

In September and October 2008, Joe’s entered into two additional lease agreements for the lease of retail space in Santa Monica, California and Camarillo, California.  Joe’s expects cumulative future minimum lease payments of approximately $6,012,000 under these lease agreements.

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

The following discussion provides information and analysis of our results of operations for the three and nine month periods ended August 31, 2008 and August 25, 2007, and our liquidity and capital resources.  The following discussion and analysis should be read in conjunction with our notes to our accompanying condensed consolidated financial statements included elsewhere herein.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial condition during the three and nine month periods ended August 31, 2008 and August 25, 2007.  This discussion should be read in conjunction with our accompanying condensed consolidated financial statements, our notes to condensed consolidated financial statements and supplemental information in Item 1 of this Quarterly Report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed here, under the heading “Forward-Looking Statements” of this Quarterly Report that could cause actual results to differ materially.

Executive Overview

Our principal business activity has evolved into the design, development and worldwide marketing of Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services.  We sell our products to numerous retailers, which include major department stores, specialty stores and distributors around the world.  Historically, we sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products as well as craft and accessory products.  Since fiscal 2006, we have not had any sales of these other products.

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

We reported net income for the full fiscal year of 2007 for the first time since 2002 and have also reported net income for the past six consecutive quarters.  While we have strived to reduce costs and implement cost saving measures in order to generate net income, there can be no assurance that we can continue to improve our net sales, gross profit or maintain expenses in order to continue to generate net income.  Our strategic plan for the remainder of 2008 and 2009 includes entering into lease agreements to open retail and outlet stores, improving international sales, increasing sales from our men’s and children’s product lines, evaluating licensing opportunities for other product categories and enhancing the quality, fit and products available in our collection beyond denim bottoms.  In the first nine months of fiscal 2008, we entered into two leases for retail outlet space at Woodbury Common Premium Outlets® in Central Valley, New York and Orlando Premium Outlets® in Orlando, Florida and two leases for full price retail stores in Chicago, Illinois and San Francisco, California.  We opened our first full price retail store in Chicago in October 2008 and expect to open the remainder of the stores in by the end of the calendar year of 2008.  Subsequent to our quarter end, we also entered into two additional leases – one for a full price retail store in Santa Monica Place in Santa Monica, California and one for an outlet store in Camarillo, California.  We expect to open these stores in fiscal 2009.  We believe that the retail store strategy will enhance our net sales and gross profit and the outlet store strategy will allow us to sell our overstock or slow moving items at higher profit margins.  We are actively looking for other retail leases for fiscal 2009 and beyond.  In addition, we have been focusing on designing an entire collection of products to be available and showcased in retail stores.  To assist us in improving and strategically growing international sales, we have had two consultants based in Europe to assist us in entering into agent and distributor agreements worldwide.  We feel that direct contact with agents and distributors will give us better control over their management and direction.

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

Comparison of Three Months Ended August 31, 2008 to Three Months Ended August 25, 2007

Results of Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	August 31, 2008	August 25, 2007	$ Change	% Change

Net sales	$18,248	$15,708	$2,540	16%
Cost of goods sold	9,303	9,123	180	2%
Gross profit	8,945	6,585	2,360	36%
Gross margin	49%	42%

Selling, general & administrative	6,134	5,335	799	15%
Depreciation	70	91	(21)	(23)%
Income from operations	2,741	1,159	1,582	136%

Interest expense	(133)	(203)	70	(34)%
Income before provision for taxes	2,608	956	1,652	173%

Income taxes	368	43	325	756%

Net income	$2,240	$913	$1,327	145%

Three Months Ended August 31, 2008 Overview

For the three months ended August 31, 2008, or the third quarter of fiscal 2008, our net sales increased to $18,248,000 from $15,708,000 for the three months ended August 25, 2007, or the third quarter fiscal 2007, a 16 percent increase.  We generated net income in the amount of $2,240,000 for the third quarter of fiscal 2008 compared to $913,000 for the third quarter of fiscal 2007.

The primary reason for the increase in net income from the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was a 16% increase in our net sales coupled with a seven percentage point increase in our gross margin due to shifting the sourcing of products from the U.S. to lower cost facilities in Mexico and Morocco.

Net Sales

Our net sales increased to $18,248,000 for the third quarter of fiscal 2008 from $15,708,000 for the third quarter of fiscal 2007, a 16 percent increase.  This increase can be attributed to a continued (i) strong demand for denim apparel products in the marketplace, (ii) brand acceptance and recognition for Joe’s® products, and (iii) growth from European sales, domestic women’s, men’s and children’s product lines and e-commerce sales.

Gross Profit

Our gross profit increased to $8,945,000 for the third quarter of fiscal 2008 from $6,585,000 for the third quarter of fiscal 2007, a 36 percent increase.  Our overall gross margin increased to 49 percent for the third quarter of fiscal 2008 from 42 percent for the third quarter of fiscal 2007, a seven percentage point increase.

The increase in our gross profit was primarily due to an increase in net sales of 16 percent and a seven percentage point increase in our gross margin.  The increase in gross margin was due to a shifting of a greater percentage of our production requirements from the United States to lower cost facilities in Mexico and Morocco, which reduced our costs of goods sold.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $6,134,000 for the third quarter of fiscal 2008 from $5,335,000 for the third quarter of fiscal 2007, a 15 percent increase.

The SG&A increase in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 is mostly due to (i) an increase of $403,000 in employee and employee-related expenses due to a higher headcount in the third quarter of fiscal 2008 compared to fiscal 2007 to support our sales growth including hiring personnel to support our retail strategy; (ii) an increase of $216,000 in stock-based compensation expense due to the issuance of restricted common stock and restricted stock units in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively; (iii) an increase of $360,000 in professional fees primarily due to an increase in legal fees from lawsuits in the ordinary course of business and consulting fees to support our retail strategy and European operations; and (iv) an increase of $250,000 in facilities and distribution related expenses due to higher net sales domestically and internationally.  These increases were partially offset by (i) a decrease of $320,000 in royalty expenses due to no longer having an obligation to pay a three percent royalty on net sales to JD Holdings; and (ii) a decrease of $110,000 in other business expenses due to better oversight and control on costs.

Interest Expense

Our combined interest expense decreased to $133,000 for the third quarter of fiscal 2008 from $203,000 for the third quarter of fiscal 2007, a 34 percent decrease.  Our interest expense primarily consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Income Tax

For the third quarter of fiscal 2008, our income tax expense was $368,000 compared to $43,000 for the third quarter of fiscal 2007.  Our effective tax rate was 14 percent for the third quarter of fiscal 2008 and five percent for the third quarter of fiscal 2007.  We expect our effective tax rate to be approximately 11 percent during fiscal 2008.  For the three months ended August 31, 2008 and August 25, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Comparison of Nine Months Ended August 31, 2008 to Nine Months Ended August 25, 2007

Results of Operations

The following table sets forth certain statements of operations data for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 31, 2008	August 25, 2007	$ Change	% Change

Net sales	$51,413	$44,693	$6,720	15%
Cost of goods sold	27,242	25,664	1,578	6%
Gross profit	24,171	19,029	5,142	27%
Gross margin	47%	43%

Selling, general & administrative	17,706	16,922	784	5%
Depreciation	244	266	(22)	(8)%
Operating income	6,221	1,841	4,380	238%

Interest expense	(492)	(598)	106	(18)%
Other expense	—	(25)	25	(100)%
Income before provision for taxes	5,729	1,218	4,511	370%

Income taxes	631	56	575	1,027%

Net income	$5,098	$1,162	$3,936	339%

Nine Months Ended August 31, 2008 Overview

For the nine months ended August 31, 2008, our net sales increased to $51,413,000 from $44,693,000 for the nine months ended August 25, 2007, a 15 percent increase.  We generated net income of $5,098,000 for the nine months ended August 31, 2008 compared to $1,162,000 for the nine months ended August 25, 2007.

The primary reason for the increase in net income for the nine months ended August 31, 2008 compared to August 25, 2007 was a 15% increase in our net sales coupled with a four percentage point increase in our gross margin due to shifting the sourcing of our products from the U.S. to lower cost facilities in Mexico and Morocco.

Net Sales

Our net sales increased to $51,413,000 for the nine months ended August 31, 2008 compared to $44,693,000 for the nine months ended August  25, 2007, a 15 percent increase.

The increase can be attributed to continued brand acceptance for our Joe’s Jeans® products in the marketplace by retailers and customers during the first nine months of fiscal 2008.  In an effort to increase our net sales during the first nine months of fiscal 2008, we focused on expansion by increasing the number of department store “doors” carrying our products, increasing the average inventory per door, increasing the number of retailers participating in our replenishment program for our core basic styles offered continuously throughout the year, growing the retail and specialty stores that carry our men’s and children’s product lines and offering more products to our retailers and customers.  We also experienced an increase in our European sales in the first nine months of fiscal 2008 after we terminated our former international distributor in February 2007 and an increase in sales from our recently introduced men’s and children’s product lines.

Gross Profit

Our gross profit increased to $24,171,000 for the nine months ended August 31, 2008 from $19,029,000 for the nine months ended August 25, 2007, a 27 percent increase.  Our gross margin percentage increased to 47 percent for the nine months ended August 31, 2008 from 43 percent for the nine months ended August 25, 2007, a four percentage point increase.

The increase in our gross profit was primarily due to an increase in net sales of 15 percent and a four percentage point increase in our gross margin.  The increase in our gross margin was due to shifting a greater percentage of our production requirements from the United States to lower cost facilities in Mexico and Morocco in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, which reduced our costs of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $17,706,000 for the nine months ended August 31, 2008 from $16,922,000 for the nine months ended August 25, 2007, a five percent increase.

The SG&A increase in the nine months ended August 31, 2008 compared to the nine months ended August 25, 2007 is mostly due to (i) an increase of $1,160,000 in employee and employee-related expenses due to a higher headcount in the first nine months of fiscal 2008 compared to fiscal 2007 to support our sales growth, including hiring personnel to support our retail strategy; (ii) an increase of $310,000 in sample expenses to support our development of a full collection of items; (iii) an increase of $640,000 in stock-based compensation expense due to the issuance of restricted common stock and restricted stock units in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively; (iv) an increase of $564,000 in facilities and distribution related expenses due to increases in net sales both domestically and internationally; (v) an increase of $478,000 in professional fees primarily due to an increase in legal fees from lawsuits in the ordinary course of business and consulting fees to support our retail strategy and European expansion; (vi) an increase of $110,000 in advertising and tradeshow expenses; and (vii) an increase of $160,000 in factor and bank fees due to the increase in our net sales.  These increases were offset by (i) a non-cash charge of $1,483,000 in May 2007 in connection with the settlement agreement with our former international distributor; (ii) a decrease of $775,000 in royalty expense due to no longer having an obligation to pay a three percent royalty on net sales to JD Holdings; and (iii) a decrease of $380,000 in other expenses primarily due to a decrease in bad debt expense.

Interest Expense

Our combined interest expense decreased to $492,000 for the nine months ended August 31, 2008 from $598,000 for the nine months ended August 25, 2007, an 18 percent decrease.  Our interest expense consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Other Expense

For the nine months ended August 25, 2007, other expense was $25,000.  The other expense of $25,000 for the nine months ended August 25, 2007 is associated with a shortfall in the amount of insurance proceeds received from the loss of certain raw materials.

Income Tax

For the nine months ended August 31, 2008, our income tax expense was $631,000 compared to $56,000 for the nine months ended August 25, 2007.  Our effective tax rate was 11 percent for the nine months ended August 31, 2008 and five percent for the nine months ended August 25, 2007.  We expect our effective tax rate to be approximately 11 percent during fiscal 2008.  For the nine months ended August 31, 2008 and August 25, 2007, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our Joe’s® products; and (ii) cash from sales of our accounts receivables and advances against inventory.  For the nine months ended August 31, 2008, we generated $3,533,000 of cash flow from operations.  The primary uses for our cash flows from operations were $1,048,000 to pay the earn-out payment under the merger agreement and $411,000 for purchases of property and equipment.  We repaid $301,000 of our factor borrowings and our cash balance increased by $1,786,000 to $3,117,000 as of August 31, 2008.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties.

During the third quarter of fiscal 2008, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations.  As of August 31, 2008, our cash availability with CIT was approximately $1,042,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables.  Our trademarks are not encumbered.

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

As of August 31, 2008, we had $9,353,000 of factored receivables with CIT and a loan balance of $2,792,000 for inventory advances. We had 12 letters of credit in the aggregate amount of $446,000 outstanding as of August 31, 2008.

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

The balance in the allowance for uncollectible accounts, customer credits and allowances as of August 31, 2008 and November 30, 2007 was $590,000 and $652,000 for non-factored accounts receivables.

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

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we have determined that accounting for the earn-out as additional purchase price is proper. Advanced earn-out payments are recorded as additional goodwill.  For the nine months ended August 31, 2008, we have recorded $1,048,000 of earn-out payments as additional goodwill.

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

In June 2008, the FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 08-3 “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements,” or EITF 08-3.  EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to us.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to impact our results of operations, financial position or cash flows.

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

Item 4.                                                           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2008, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15.

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

JOE’S JEANS INC.

October 15, 2008	/s/ Marc B. Crossman
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