Form 10-K
period 2008-11-30
JOE'S JEANS INC.
filed 2009-04-30
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

Commission file number: 0-18926

JOE'S JEANS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2928178 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market, Inc. as of May 31, 2008, was approximately $41,935,000.

        The number of shares of the registrant's common stock outstanding as of April 29, 2009 was 60,020,149.

        Documents incorporated by reference: None.

JOE'S JEANS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008

PART I

Explanatory Note

        In this Annual Report on Form 10-K for the fiscal year ended November 30, 2008, or Annual Report, we are restating our unaudited condensed consolidated balance sheets and the related unaudited condensed consolidated statements of income and cash flows for each of the fiscal quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively.

        Previously filed quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

        As previously disclosed, on June 25, 2007, we entered into an amended merger agreement with JD Holdings Inc., or JD Holdings, to acquire its business, which included all right, title and interest in its intellectual property, which included the Joe's®, Joe's Jeans™ and "JD" related brand and marks. The merger was completed on October 25, 2007. The merger was originally accounted for as a business combination under U.S. generally accepted accounting principles and the contingent consideration to Joe Dahan, the sole stockholder of JD Holdings, was recorded as additional purchase price and accordingly, as addition to goodwill as the amounts became known.

        In connection with its review of our registration statement on Form S-3 filed on October 15, 2008, the staff of the Securities and Exchange Commission, or the SEC Staff, commented on our method for (i) valuing the assets acquired in connection with the merger of JD Holdings and the allocation of the purchase price to those assets; and (ii) accounting for the contingent consideration payment to Mr. Dahan as an adjustment as additional purchase price rather than as compensation expense. We presented to the SEC Staff our position regarding the transaction and our original accounting treatment. Ultimately, after considering the SEC Staff's view, management concluded, and the Audit Committee of the Board of Directors agreed that we should (i) perform a new valuation pursuant to Statement of Financial Accounting Standards No. 141 of the assets acquired in connection with the merger with JD Holdings and allocate the purchase price according to such valuation; and (ii) account for the contingent consideration payments as compensation expense, rather than as additional purchase price. Therefore, we have restated the unaudited condensed consolidated balance sheets and the related unaudited condensed consolidated statements of income and cash flows for each of the fiscal quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively, to reflect the change in the purchase price allocation and the increase in compensation expense in connection with the contingent consideration. Although the merger was completed during fiscal 2007, the adjustment to fiscal 2007 financial information was deemed to be immaterial and did not require a restatement of the fiscal 2007 financial statements. The adjustment for fiscal 2007 was recorded in the first quarter of fiscal year 2008 as the amount was not material to our financial statements.

        The adjustments made to our financial statements included reallocating the purchase price. This resulted in an increase to the amount allocated to the intangible assets (i.e., tradename) by $10,800,000 to $24,000,000, an increase to the long-term deferred tax liability by $4,346,000 to $9,600,000 and reduction in goodwill by $6,454,000 to $3,836,000. The accounting for the contingent consideration payments as compensation expense rather than as additional purchase price resulted in a charge to expense of $522,000 for the quarter ended February 29, 2008, $404,000 for the quarter ended May 31, 2008 and $410,000 for the quarter ended August 31, 2008 with a corresponding reduction to stockholders' equity. There was no tax effect related to the compensation expense as we have a valuation allowance with respect to our net operating loss carryforwards.

Forward-Looking Statements

        Statements contained in this Annual Report and in future filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public or shareholder communications that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, "believe", "anticipate", "expect", "estimate", "intend", "plan", "project", "will be", "will continue", "will likely result", and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

        Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to, risks associated with:

  •
  the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences;

  •
  the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns will have a negative impact on our financial performance or strategies;

  •
  the risk that our stock may be delisted due to our inability to comply with Nasdaq listing standards;

  •
  the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors;

  •
  our ability to respond to the business environment and fashion trends; continued acceptance of the Joe's® brand in the marketplace;

  •
  successful implementation of any growth or strategic plans;

  •
  effective inventory management;

  •
  our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, which access may be adversely impacted by a number of factors, including the reduced availability of credit generally and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products;

  •
  our ability to generate positive cash flow from operations;

  •
  competitive factors, including the possibility of major customers sourcing product overseas in competition with our products;

  •
  the risk that acts or omissions by our third party vendors could have a negative impact on our reputation;

  •
  a possible oversupply of denim in the marketplace; and

  •
  other risks.

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

        We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report. As used in this Annual Report, the terms "we", "us", "our", "Joe's®" and "Joe's Jeans" refer to Joe's Jeans Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

ITEM 1.    BUSINESS

Overview

        We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports-licensed and advertising specialty markets. In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and renamed the company Innovo Group Inc. In October 2007, we renamed our company Joe's Jeans Inc. Initially, we produced craft and accessory products for the consumer marketplace. Since that time, we evolved from producing craft and accessory products to designing and selling apparel products. During this transition, we moved our operations from Tennessee to Los Angeles, California.

        Our principal business activity has evolved into the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since Joe's® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services. We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world and through our retail stores.

        In October 2007, we completed a merger with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we originally licensed the Joe's® brand. As a result of the merger, we acquired JD Holdings, which included all rights related to the Joe's® brand. This acquisition allowed us to focus our operations on the Joe's® brand and its development. In fiscal 2007, we also entered into our first license agreement for handbags, belts and small leather goods bearing the Joe's® brand.

        During 2008, we focused our business on opening retail stores, improving international sales, increasing sales from our men's collection, and enhancing the quality, fit and products available in our collection beyond denim bottoms. We expanded our collection of fashion items for both men and women to a full collection including outerwear, cashmere scarves, knit tops and sweaters, fashion jackets, trouser pants in fabrics other than denim, and handbags. We believe that creating a full collection that includes additional products will create synergy and allow us to generate additional revenue due to the brand name recognition established by our denim business. In addition, we believe that providing a more extensive array of products will assist us in creating successful retail stores.

        We opened our first full price retail store in October 2008 in Chicago, Illinois. By the end of the fourth quarter of fiscal 2008, we opened one additional full price store in San Francisco, California and two outlets, one located in Central Valley, New York and one in Orlando, Florida. We also entered into two additional leases during fiscal 2008—one for a full price retail store in Santa Monica Place in Santa Monica, California, and one for an outlet store in Camarillo, California. We expect to open these stores in fiscal 2009 or 2010. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases for fiscal 2009 and beyond, but remain cautious about our retail store plans.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® brand name. Historically, we produced private label denim and other branded denim and denim-related apparel products bearing the indie™ and Betsey Johnson® marks. In May 2006, we sold the assets of our private label business and classified it as a discontinued operation. However, because our indie™ and Betsey Johnson® lines were not separate operating divisions, the terminated lines continue to be reflected in our overall net sales for fiscal 2006 only. For the previous three fiscal years, our net sales were as follows:

	(in thousands)
	2008	2007	2006
Net Sales
Joe's Jeans	$69,174	$62,767	$45,264
Other branded	—	—	1,369

	$69,174	$62,767	$46,633

Joe's®

        For the three years presented, our Joe's® brand represented substantially all of our net sales. Our Joe's® product line includes women's, men's and children's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches under a license agreement pursuant to which we receive royalty payments based upon net sales. Joe's® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors or agents in the various countries. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans in a variety of different fits, fabrics, washes and detailing. Every season, we offer certain core basic styles in addition to new ones to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles currently include:

  •
  Chelsea—an ultra slim fit;

  •
  Cigarette—a straight and narrow fit;

  •
  Ex-Lover—a relaxed fit;

  •
  Honey—a curvy fit;

  •
  Muse—a high waist fit;

  •
  Provocateur—a petite fit with a shorter inseam;

  •
  Rocker—a lean flare fit;

  •
  Socialite—a classic bootcut fit;

  •
  Stardust—a super flare fit;

  •
  Starlet—a slim legged bootcut fit;

  •
  Twiggy—a taller fit with a longer inseam; and

  •
  Visionaire—a high waist bootcut fit.

        In fiscal 2006, we re-launched our men's denim line and carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles in our men's line. We also brand the fit styles, which include the Brixton, the Classic, the Rebel and the Rocker.

        Children's product offerings began selling in the first quarter of fiscal 2006. In connection with the merger in October 2007, we reacquired the rights for the children's brand which we had previously licensed back to JD Holdings. Children's product offerings include basic denim bottoms, tops, t-shirts and jackets for infants, toddlers, girls and boys.

Product Design, Development and Sourcing

        Our product development for Joe's® is managed internally by a team of designers led by Joe Dahan, our Creative Director. This design team is responsible for the creation, development and coordination of the product group offerings within each collection. We typically develop four collections per year for spring, summer, fall and holiday, with certain core basic styles offered throughout the year. Joe Dahan is an instrumental part of our design process. When we acquired the Joe's® brand, we also entered into an employment agreement with Joe Dahan. However, the loss of Mr. Dahan as an employee would not change any rights we have to the Joe's® brand. While his current employment agreement contains customary provisions related to continued employment, we believe that should Mr. Dahan's employment terminate, we would be able to find alternative sources for the development and design of our Joe's® products. See "Risk Factors—Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our chief executive officer and creative director."

        We rely on third party manufacturers to manufacture all of our products for distribution. Our manufacturers are located in Mexico, Morocco, the United States and China. We do not have a long-term supply agreement with any of our third party manufactures or contractors, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We purchase products in various stages of production from partial to completed finished goods. We control production schedules in order to ensure quality and timely deliveries.

        We outsource the warehousing, picking, packing and shipping of our Joe's® products to retailers to a third party under an outsourcing agreement. We also share facilities under a verbal lease arrangement with the same third party. We purchase fabric from independent vendors located domestically and internationally. Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources. Our primary suppliers include UCO, Candiani and Italdenim for fabrics and American Zabin, Button Accessory, Revolution Group and COATES Mexico for trims. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our Joe's® brand.

        In the event we terminate any of our relationships with third parties or the economic climate or other factors result in a significant reduction in the number of contractors, our business could be negatively impacted. At this time, we believe that we would be able to find alternative sources for production if this were to occur; however, no assurances can be given that a transition would not involve a disruption to our business.

        We generally purchase our products in U.S. dollars. However, because we use some overseas or non-U.S. suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these types of products. See "Business- Import and Export Restrictions and Other Governmental Regulations."

        While we attempt to mitigate our exposure to manufacturing risks, the use of independent suppliers reduces our control over production and delivery and exposes us to customary risks associated with sourcing products from independent suppliers. Transactions with foreign manufacturers and suppliers are subject to the typical risks of doing business abroad, generally, such as the cost of transportation and the imposition of import duties and restrictions. The countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring. See "Business—Import Restrictions and Other Governmental Regulations." Furthermore, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices. Due to the seasonality of our business, and the apparel and fashion business in particular, the dates on which customers require shipments of products from us are critical, as styles and consumer tastes change so rapidly and particularly from one season to the next. Because quality is a leading factor when customers and retailers accept or reject goods, any decline in quality by our third-party manufacturers could be detrimental not only to a particular order, but also to our future relationship with that particular customer.

        We also require our independent manufacturers to operate in compliance with applicable laws and regulations; however, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal operating guidelines to promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers. We also use the services of a third party independent labor consulting service to conduct on-site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations.

License Agreements, Merger Agreement and Trademarks

        In February 2001, we acquired license rights to the JD stylized logo and the Joe's® mark for most apparel and accessory products from JD Holdings, the successor-in-interest to JD Design. The license agreement contained a 10-year term with two 10-year renewal periods and required us to pay a three percent royalty on the net sales of Joe's® products to JD Holdings. However, as we began to focus our operations on the Joe's® brand, we believed that by owning all rights to the Joe's® brand outright, we would eliminate any risks associated with the potential termination of the license agreement and be able to control the direction of the brand and our company. On February 6, 2007, we entered into a merger agreement with JD Holdings to acquire JD Holdings, which included all right, title and interest in the Joe's® brand and related marks. In exchange for the business of JD Holdings, after approval by our stockholders, we issued to Joe Dahan, the sole stockholder of JD Holdings, 14,000,000 shares of our common stock and $300,000 in cash. As part of the merger consideration, we are also obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.

        Effective concurrently with completing the merger, we entered into our first license agreement for other product categories. The license agreement authorizes a third party to produce and sell worldwide handbags, belts and small leather goods bearing the Joe's® brand. Under the license agreement, we are entitled to receive a royalty payment of 10 percent on net sales of these products. There are certain minimum net sales that the licensee is required to meet and the agreement is in effect until December 31, 2010 with certain renewal rights.

        We have secured registration or sought registration for the "Joe's" and "JD" logos and the "Joe's Jeans" marks for apparel, shoes, related accessory products and retail store services. We have also secured registration of certain pocket stitch designs and fit names for jeans. As of April 29, 2009, we owned approximately 11 trademark registrations in the United States for the above marks. There are four pending applications in the United States that have been approved for registration. Internationally, more than 40 trademark registrations have been issued in jurisdictions such as Canada, the European Community (covering all 27 countries of the European Community), Australia, New Zealand, Russia and South Korea. We continue to prosecute more than 20 pending trademark applications internationally that we believe are necessary to protect the Joe's® mark and related marks, including in Mexico, China and India.

Sales, Distribution and Outsourcing Agreements

        Domestically, we sell our Joe's® products to retailers and specialty stores through independent third party showrooms located in Los Angeles and New York and through our own retail stores. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Pursuant to our arrangement with each of these showrooms, we pay sales commissions at an agreed upon percentage of sales less discounts, returns and other credit allowances.

        Historically, we sold our Joe's® products internationally through a master distribution agreement with Beyond Blue Inc., or BBI. We terminated our agreement with BBI in February 2007. Shortly thereafter, we engaged consultants based in Europe to assist us with entering into agreements with distributors and sales agents in various countries and to manage such relationships. For Japan, on January 1, 2007, we entered into a three year Distribution and Licensing Agreement with Itochu Corporation, or Itochu, pursuant to which Itochu agreed to distribute existing products and develop and manufacture additional products specifically for Japan. We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party. However, as we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

        In April 2006, we entered into an agreement with a third party to outsource our product fulfillment services, including our warehousing, distribution and customer service needs for our Joe's® products. In addition, in mid-July 2006, we moved our principal executive offices to a space located within our third party product fulfillment service provider's current space under a verbal month-to-month arrangement for the use of general administrative offices. Beginning in December 2007, we pay approximately $160,000 a month for rent and all our product fulfillment services, which includes warehousing, picking, packing and shipping directly to the customer, retailer or specialty store.

Advertising, Marketing and Promotion

        Historically, our advertising campaign for our Joe's® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, and space on the tops of taxi cabs in New York City. Our advertising commitments terminated in early 2007 and for the remainder of 2007, we re-evaluated our advertising expenditures. In January 2008, we entered into an agreement to locate short term billboard advertising space in various locations in and around New York City and Los Angeles. In addition, we utilize a public relation firm to strategically place our products in magazines, editorials and with stylists. Sales through existing retail channels are enhanced by visual merchandising. For example, many of our customer's stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe's® merchandise on a year round basis. We also have an internal visual merchandiser who works with our retail stores and other customers to create the Joe's® presentation of products to enhance sales.

Customers

        Our Joe's® products are sold to consumers through high-end department stores and boutiques located throughout the world and beginning in October 2008, through our own retail stores.

        We currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and specialty retailers such as American Rag, Anthropology, Atrium, Barneys New York, Bergdorf Goodman, Henri Bendel, Lisa Klein, Ron Herman, Fred Segal and Scoop NYC in the United States. We sell internationally to retailers such as Galleries Lafayette, Le Bon Marche, and Le Printemps in France, Barney's Japan, Isetan, and Mitsukoshi in Japan, Top Shop, Harvey Nichols and Selfridges & Co. in the United Kingdom, Ztampz in Hong Kong and Gio Moretti in Italy.

        The Joe's® website, www.joesjeans.com, has been established to promote and advance the brand's image and to allow consumers to review and purchase online the latest collection of products. The information available on Joe's® website is not intended to be incorporated into this Annual Report. We currently use both online and print advertising to create brand awareness with customers as well as consumers.

        We do not enter into long-term agreements with any of our customers. Instead, we receive individual purchase order commitments from our customers. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations. See "Risk Factors—A portion of our net sales and gross profit is derived from a small number of large customers."

        For fiscal 2008, our three largest customers and customer groups accounted for approximately 50 percent of our net sales. While this is a high percentage of sales attributable to three customer groups, we believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our largest customers included Nordstrom Inc. and Macy's Inc. which includes Bloomingdale's and Macy's.

Seasonality of Business and Working Capital

        Products are designed and marketed primarily for four principal selling seasons: spring, summer, fall/back-to-school and winter/holiday. Typically, we have approximately a 12 to 14 week turnaround time between the time we book an order and when we ship it. Our primary booking periods for the retail sales seasons are as follows:

Retail Sales Season	Primary Booking Period
Spring	September - November
Summer	November - March
Fall/Back-to-School	February - May
Winter/Holiday	June - August

        We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2008, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

Credit and Collection

        We currently extend credit to a majority of our larger customers, who purchase our products from us at wholesale prices. Our decision to extend credit is based on factors such as credit approval by CIT under our factoring arrangements, past credit history, reputation of creditworthiness within our industry and timelines of payments made to us. We generally extend this credit without requiring collateral. A small percentage of our customers are required to pay by either cash before delivery, credit card or cash on delivery, or C.O.D., which is also based on such factors as lack of credit history, reputation (or lack thereof) within our industry and/or prior payment history. For those customers to whom we extend credit, typical terms are net 30 to 60 days. Based on industry practices, financial awareness of the customers with whom we conduct business and business experience of our industry, our management exercises professional judgment in determining which customers will be extended credit. We are exposed to some collection risk for receivables which were factored with recourse where CIT did not accept the credit risk. However, the aggregate amount of exposure is generally low and, therefore, we believe that the credit risk associated with our extension of credit is minimal.

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2008, we had backlog of $19,800,000 compared to $18,400,000 as of November 30, 2007. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our primary branded competitors include True Religion, Seven for All Mankind, Citizens of Humanity, and Rock & Republic. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim industry."

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

        Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement and other bilateral textile agreements between the United States and a number of foreign countries, including Morocco, Hong Kong, China, Taiwan and Korea. Some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.

Human Resources

        As of April 29, 2009, we had 109 total employees, which included 93 full-time and 16 part- time employees. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        See "Notes to Consolidated Financial Statements—Note 10—Segment Reporting and Operations by Geographical Areas" for discussion of financial information about geographical areas.

Manufacturing and Distribution Relationships

        Our denim products are manufactured by contractors located in Mexico, Morocco and Los Angeles, California. Our non-denim products are primarily manufactured in Asia, including Hong Kong and China. Our products are distributed out of Los Angeles or directly from the factory to the customer. The following table represents the percentage of denim and non-denim products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year.

	2008	2007
United States	13.8%	38.2%
Mexico	65.6%	57.0%
Asia	6.2%	3.1%
Morocco	14.4%	1.7%

	100%	100%

Available Information

        Our website address is www.joesjeans.com. We make available on or through our website, without charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Although we maintain a website at www.joesjeans.com, we do not intend that the information available through our website be incorporated into this Annual Report. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Our success will depend on our success in increasing international and men's sales, opening and operating our retail stores and expanding our product offerings.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success. During fiscal 2008, we recognized growth for our Joe's® brand through increases in our international sales and sales from our men's product line and by diversifying our product offering. Historically, we sold our Joe's® products internationally through a master distribution agreement that we terminated in February 2007 after experiencing decreases in our international sales. Shortly thereafter, we engaged consultants based in Europe to assist us in entering into agreements with distributors and sales agents in various countries. For Japan, we entered into a separate three year distribution and licensing agreement to distribute existing products and develop and manufacture additional products specifically for the Japanese market. We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party.

        During fiscal 2008, we expanded our product offering by offering a variety of products other than denim bottoms. For example, we offered a full collection of fashion items for both men and women, such as outerwear, cashmere scarves, knit tops and sweaters, fashion jackets, trouser pants in fabrics other than denim and handbags. We believed that offering additional products would create synergy and allow us to generate additional revenue due to brand name recognition established by our denim business. In addition, by providing a more extensive array of products, we believed it would assist us in creating successful retail stores.

        We opened our first retail stores during fiscal 2008 and we now have an avenue to showcase our other products while boosting our overall net sales. We opened our first full price retail store in October 2008 in Chicago, Illinois. Thereafter, by the end of the fourth quarter of fiscal 2008, we opened one additional full price store in San Francisco, California and two outlets, one located in Central Valley, New York and one in Orlando, Florida. We also entered into two additional leases during fiscal 2008—one for a full price retail store in Santa Monica Place in Santa Monica, California and one for an outlet store in Camarillo, California. We expect to open these stores during fiscal 2009 or 2010. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases for fiscal 2009 and beyond, but remain cautious about our retail store plans.

        Since we are primarily a wholesaler, opening and operating retail stores requires us to develop retailing skills and capabilities. We will be required to enter into leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we will need to hire and train additional qualified employees and incur additional costs to operate these stores, which will increase our operating expenses. If we do not manage these items properly, it could have a material adverse impact on our financial condition and results of operations.

        While we believe that we are putting in place the mechanisms necessary to implement successfully these strategies, there can be no assurance that we will be able to achieve our level of expectations. Further, there can be no assurance that these initiatives will result in profitability for us in the short term or in the future.

Our business may be negatively impacted as a result of the current downturn in the United States economy.

        The United States general economy is currently in the midst of a recession with increasing unemployment rates and decreasing retail sales. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

        The recent distress in the financial markets has also resulted in extreme volatility and declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity, and our ability to access the credit or capital markets will not be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

        In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers and other vendors cannot be predicted. The inability of suppliers and other vendors to access liquidity, or the insolvency of suppliers and other vendors, could lead to their failure to deliver our merchandise or other services that we require. Worsening economic conditions could also impair our ability to collect amounts as they become due from our customers, or other third parties that do business with us. We also face the increased risk of order reductions or cancellations when dealing with financially ailing customers or customers struggling with economic uncertainty.

The matters relating to the restatement of our unaudited condensed consolidated financial statements may result in litigation and governmental enforcement actions.

        We have restated our unaudited condensed consolidated balance sheets and the related unaudited consolidated statements of income and cash flows for each of the fiscal quarters ended February 29, 2008, May 31, 2008 and August 31, 2008 with respect to the accounting for our merger transaction with JD Holdings. Our restatement of prior financial statements has exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions.

        The internal review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

If we cannot meet the Nasdaq Capital Market maintenance requirements and Nasdaq rules, Nasdaq may delist our common stock, which could negatively affect the price of the common stock and your ability to dispose of or obtain accurate quotations as to the market price of our common stock.

        In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq Capital Market and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million and a minimum bid price for our common stock of $1.00. Our bid price is currently below $1.00. Nasdaq has recently determined to temporarily suspend for all companies currently listed on any Nasdaq market the bid price and market value requirements for continued listing given the recent market conditions. The temporary suspension is currently set to end on July 20, 2009, although Nasdaq has the power to extend the temporary suspension. We cannot ensure that we will be in compliance with this requirement once the enforcement of this requirement resumes.

        On March 19, 2009 and April 21, 2009, we received separate Nasdaq staff deficiency notices indicating that we were no longer in compliance with Nasdaq Rule 4310(c)(14) because we failed to timely file our Annual Report and our quarterly report on Form 10-Q for the period ended February 28, 2009, or Quarterly Report. We were provided with 60 calendar days, or until May 18, 2009, to regain compliance with this rule. By filing this Annual Report and our Quarterly Report, we expect to regain compliance with Nasdaq Rule 4310(c)(14). However, there can be no assurance that we will be able to maintain the timeliness of our future filings and not violate this rule or other Nasdaq requirements in the future.

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

We face risks relating to our ineffective internal controls.

        As a result of our review of issues identified relating to certain accounting and financial reporting matters related to the merger transaction, management has identified certain deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at November 30, 2008. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at November 30, 2008. See "Part II—Item 9A (T)—Controls and Procedures." If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

We face risks associated with constantly changing fashion trends, including consumer's response to our Joe's® brand.

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

        We attempt to minimize our risk associated with delivering items through early order commitments by retailers. We must generally place production orders with manufacturers before we have received all of a season's orders and orders may be cancelled by retailers before shipment. Therefore, if we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories or lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

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

        Denim, including premium denim, an industry term for denim jeans with a typical retail price of $120 or more, has been increasingly popular and growing in sales over the past few years as a consumer discretionary purchase both domestically and internationally. However, because consumer demands and fashion trends are subject to cyclical variations as well as the fact that the general economy and future economic prospects can often affect consumer spending habits, a change in any one of the following:

  •
  consumer demand,

  •
  consumer purchases of discretionary items,

  •
  general economic conditions, or

  •
  fashion trends,

any of which may result in lower sales, excess inventories or lower profit margins for our Joe's® products, any of which could have a material adverse effect on our results operations and financial condition.

We face intense competition in the denim industry.

        We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete with other denim manufacturers such as True Religion, Seven for All Mankind, Citizens of Humanity and Rock & Republic, and other larger competitors primarily on the basis of:

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

        Our 10 largest customers and customer groups accounted for approximately 69 percent of our net sales during fiscal 2008. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

Our business could be negatively impacted by the financial health of our retail customers.

        We sell our product primarily to retail and distribution companies around the world based on pre-qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer, in addition to the customer's decision to decrease the level of its orders, to cancel orders previously placed in advance of shipment dates or to cease carrying our products. We may also assume more credit risk relating to that customer's receivables. We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

        In recent years, the retail industry has experienced consolidation or other ownership changes that have resulted in one entity controlling several different stores. This consolidation can result in fewer customers for our products or the closing of some stores or the number of "doors" which carry our products. As a result, the potential for consolidation or ownership changes, closing of retail outlets and fewer customers could negatively impact sales of our products and have a material adverse effect on our financial condition and results of operations.

Our business could suffer as a result of a manufacturer's inability to produce our goods on time and to our specifications or if we need to replace manufacturers.

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

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

        The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, will make it difficult for us to sustain the level of cost of goods savings we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

We are dependent on our relationships with our vendors.

        We purchase our raw materials, including fabric, yarns, threads and trims, such as zippers, buttons and tags from a variety of vendors. While we are not reliant exclusively on one or more particular vendor for the supply of the raw materials or component parts required to meet our manufacturing needs, we depend on our relationships and these vendors to ensure our supply of these raw materials or component parts. Any problems or disputes with these vendors could result in us having to source these raw materials or component parts from another vendor, which could delay production, and in turn have a material adverse effect on our financial condition and results of operations.

In order to effectively manage growth, we are dependent on our financing arrangements and our cash flow from operations.

        Our primary sources of liquidity are: (i) cash from sales of our Joe's® products; and (ii) cash from sales of our accounts receivables and advances against inventory. We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT, through guarantees by certain related parties. During fiscal 2008, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT.

        As of November 30, 2008, our cash availability with CIT was approximately $1,020,000 under our agreements. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. Because of our history of negative cash flows, CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral to secure its advances. If CIT elects to terminate, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables. Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2009, we may experience losses and negative cash flows. We cannot give you any assurance that we will in fact continue to operate profitably in the future.

Most of our tangible assets are pledged under our agreements with CIT.

        In addition to being dependent on our financing agreements with CIT, we have pledged to CIT as collateral most of our tangible assets, which include raw materials such as fabric and trim, finished goods, and our receivables. In the event we default or CIT elects to terminate the agreements, we would be required to pay our liability to CIT. If we were unable or unwilling to pay all or part of our liability, CIT could exercise its rights under the agreements to the pledged collateral and sell any or all of these tangible assets. In the event CIT elects this remedy, our operations and our sales could be materially adversely impacted by the sale of or our inability to utilize these assets in our normal business operations.

As a result of our completion of the merger with JD Holdings and the issuance of 14,000,000 shares of our common stock, Mr. Dahan may be able to exert significant influence and control over us as a result of his percentage of stock ownership, position as an executive officer and membership on our Board of Directors.

        As a result of the completion of the merger and the issuance of the 14,000,000 shares of our common stock, Mr. Dahan beneficially owns approximately 23 percent of our total shares outstanding and is our largest stockholder. In addition, Mr. Dahan is an executive officer and a member of our Board of Directors. As a result, he is in a position to exert significant influence and control over us as a result of his voting power, position as an executive officer and membership on our Board of Directors. We are not aware of any intent by Mr. Dahan to influence or control our affairs as result of his percentage ownership of our common stock and his position as both an executive officer and member of our Board of Directors.

Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our chief executive officer and creative director.

        Our future success depends in part on our ability to attract and retain talented personnel. To date, we have not had any difficulty in attracting or retaining personnel to fill open or new positions, however, in the future, we may need to expand our infrastructure to support any anticipated growth. We may need to provide incentives, both short term and long term, to attract and retain personnel. Incentives can range from bonuses, grants of options or restricted stock to perquisites unique to the industry. All such incentives will result in an increase in certain expenses. More particularly, growth and payment of incentives to personnel and expenditures to expand our infrastructure to support our growth will cause our selling, general and administrative expenses to increase if we cannot maintain or decrease other expenses. An increase in our selling, general and administrative expenses may cause us to be less profitable. There can be no assurance that we will be able to maintain or decrease other expenses, therefore, a decrease in profit may have a material adverse impact on our financial condition and results of operations.

        Our chief executive officer, Marc Crossman, has substantial experience and expertise in our business and has made significant contributions to our growth and success. The unexpected loss of his services could adversely affect us. We are protected to a limited extent by a key man term life insurance policy that we maintain on our behalf for Mr. Crossman; however, there can be no assurance that his departure would trigger protection under this policy. In May 2008, we entered into a written employment agreement with Mr. Crossman whereby he is employed by us as our President and Chief Executive Officer. His initial employment term is for two years with automatic renewal for additional two year periods if neither party elects not to renew the agreement upon 180 days advanced notice. If Mr. Crossman should leave us, his absence would likely have a substantial impact on our ability to operate on a daily basis because we would be forced to find and hire similarly experienced personnel to fill one or more of his positions and daily operations may suffer temporarily as a result of this immediate void.

        Mr. Dahan also has a written employment agreement with us. Mr. Dahan's departure could materially adversely affect our operations because his experience, design capabilities and name recognition in the apparel industry is important to our business and we rely heavily on Mr. Dahan's capabilities to design, direct and produce product for the Joe's® brand. However, the loss of Mr. Dahan would not have any effect on our ownership of the brand. While we believe that we would be able to find a suitable replacement to design, direct and produce product for the Joe's® brand, we do not know the effect a new or different designer would have on the products and consumer's response to those new products. Therefore, loss of Mr. Dahan's services could have an impact on our ability to operate on a daily basis. We also maintain a key man term life insurance policy on our behalf for Mr. Dahan; however, there can be no assurance that his departure would trigger protection under this policy.

In the event we seek additional capital through equity or debt offerings, our existing stockholders may be diluted or we may be unable to find additional capital on terms favorable to us and our stockholders.

        In the event that we need additional working capital for our projected operations, we may seek capital through debt or equity offerings which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. Those additional issuances of capital stock would result in a reduction of the percentage of ownership interest held by our existing stockholders. Also, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock. Finally, we may not be able to find additional capital on terms favorable to us through existing markets or investors due to market conditions, our historical performance or our stock price.

Our common stock price is volatile and may decrease.

        The trading price and volume of our common stock has historically been subject to fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  annual and quarterly variations in actual or anticipated operating results,

  •
  operating results that vary from the expectations of securities analysts and investors,

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors,

  •
  changes in market valuations of other denim apparel companies,

  •
  announcements of new product lines by us or our competitors, announcements by us or our competitors of significant contracts, acquisitions or dispositions of assets, strategic partnerships, joint ventures or capital commitments,

  •
  additions or departures of key personnel or members of our board of directors, and

  •
  general conditions in the apparel industry.

        In the 52 week period prior to April 29, 2009, the closing price of our common stock has ranged from $0.22 to $1.67. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

Our financial results may be negatively impacted by a prolonged decline in our market capitalization.

        We account for goodwill under the guidance set forth in SFAS No. 142, which specifies that goodwill should not be amortized. Our policy is to evaluate goodwill for impairment on an annual basis at the end of its fiscal year. Our annual impairment testing date is September 30 of each year. On that date in 2008, we determined that there was no impairment of our indefinite lived intangible assets or goodwill. Additionally, our market capitalization on the impairment testing date was approximately $65,809,000. On November 30, 2008, the end of our fiscal year, the carrying value of our net assets was $36,085,000 and the market capitalization of our outstanding shares was $21,581,000. Accordingly, we updated our annual goodwill impairment test in accordance with SFAS 142.

        We calculated the estimated fair value of our company using a weighting of (1) a discounted cash flow analysis using updated forward-looking projections of estimated future operating results and (2) a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, multiples. Based on the results of this testing, management concluded that our fair value exceeded our carrying value at November 30, 2008 and accordingly, we determined that our recorded goodwill was not impaired as of November 30, 2008.

        If certain events or circumstances occur that would indicate a reduced fair value in our reporting unit could exist, we would then perform our impairment test more frequently. Our calculation as of November 30, 2008 resulted in no impairment of goodwill being identified. However, changes in economic conditions could result in our cash flows being less than projected or a significant decline in our stock price for a prolonged period of time could both result in a material change to our goodwill impairment valuation in future periods.

Our directors and management beneficially own a large percentage of our common stock.

        Our executive officers and directors beneficially own approximately 32 percent of our common stock, including options exercisable within 60 days of April 29, 2009 and restricted common stock units not yet vested, in the aggregate. More specifically, Joe Dahan beneficially owns approximately 23 percent of our common stock and the Chairman of our Board, Sam Furrow, beneficially owns approximately 6 percent of our common stock. Because of this level of stock ownership, in the aggregate, certain persons may be in a position to directly or indirectly control our affairs.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Historically, our greatest volume of shipments and sales have occurred from late spring through the summer, which coincides with our second and third fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future. For fiscal 2008, we funded our liquidity needs to build inventory through cash from operations and cash availability under our financing agreements with CIT.

If an independent manufacturer of ours fails to use acceptable labor practices, our business could suffer.

        While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal and vendor operating guidelines to promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers. We also use the services of a third party independent labor consulting service to conduct on site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations. The violation of labor or other laws by one of our independent manufacturers or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In particular, the laws governing garment manufacturers in the State of California impose joint liability upon us and our independent manufacturers for the labor practices of those independent manufacturers. As a result, should one of our independent manufacturers be found in violation of state labor laws, we could suffer financial or other unforeseen consequences.

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

        Our Joe's® products are sometimes the target of counterfeiters. As a result, there are often products that are imitations or "knock-offs" of our Joe's® products that can be found in the marketplace or consumers can find products that are confusingly similar to ours. We intend to continue to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

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

        We lease four retail store locations under non-cancelable operating lease agreements expiring on various dates through 2018. These facilities are all located in the United States. As of November 30, 2008, we had four stores open and expect to open two additional stores in 2009 or 2010. Our retail square footage at the end of 2008 was approximately 6,677 square feet in the aggregate. Our retail stores range in size from 1469 to 1890 square feet.

        We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that the outcome of any individual action would have an adverse effect in the aggregate on our financial condition. We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on our financial condition.

        (b)   None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Previously reported on a Current Report on Form 8-K filed on November 12, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is currently traded under the symbol "JOEZ" on The Nasdaq Capital Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq. The following sets forth the high and low interday quotations for our common stock in such market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2008
First Quarter	$1.51	$0.60
Second Quarter	$1.25	$0.81
Third Quarter	$1.67	$1.01
Fourth Quarter	$1.39	$0.24
Fiscal 2007
First Quarter	$1.45	$0.38
Second Quarter	$1.40	$0.85
Third Quarter	$2.45	$1.13
Fourth Quarter	$2.05	$1.10

        As of November 30, 2008, there were 878 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider such factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

        (b)   None.

        (c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
9/01/08 - 9/30/08	0	0	0		0
10/01/08 - 10/31/08	27,870	$0.85	0	(1)	0	(1)
11/01/08 - 11/30/08	0	0	0		0

Total	27,870

(1)
On October 15, 2008, we agreed to repurchase, at a price of $0.85, which was the closing price of our common stock on such date, 27,870 shares of our common stock that were previously granted pursuant to a restricted stock agreement for payment of tax withholding obligations by Marc Crossman. We expect to continue to repurchase shares of our common stock pursuant to this award agreement on the next vesting dates of October 15, 2009 and October 15, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto. Certain selected financial information for the first three quarterly periods in fiscal 2008 have been restated as more fully described in "Notes to Consolidated Financial Statements—Note 17—Restatement of Financial Statements for Prior Quarters."

	Year ended
	(in thousands, except per share data)
	11/30/08	11/30/07	11/25/06	11/26/05	11/27/04
Net sales	$69,174	$62,767	$46,633	$35,920	$26,716
Cost of goods sold	36,543	36,137	31,224	25,203	19,883

Gross profit	32,631	26,630	15,409	10,717	6,833
Operating expenses
Selling, general and administrative	26,161	23,085	21,587	18,245	18,670
Depreciation and amortization	350	359	290	182	202

	26,511	23,444	21,877	18,427	18,872

Operating income (loss) from continuing operations	6,120	3,186	(6,468)	(7,710)	(12,039)
Interest expense	(633)	(828)	(573)	(781)	(353)
Other (expense) income, net	—	(13)	(67)	16	(19)

Income (loss) from operations, before taxes	5,487	2,345	(7,108)	(8,475)	(12,411)
Income taxes	585	91	36	13	15

Income (loss) from continuing operations	4,902	2,254	(7,144)	(8,488)	(12,426)
Discontinued operations, net of tax(1)	—	—	(2,149)	(7,945)	2,850

Net income (loss)	$4,902	$2,254	$(9,293)	$(16,433)	$(9,576)

Earnings (loss) per common share—Basic
Earnings (loss) from continuing operations	0.08	0.05	(0.21)	(0.26)	(0.44)
Earnings (loss) from discontinued operations	—	—	(0.06)	(0.25)	0.10

Earnings (loss) per common share—Basic	$0.08	$0.05	$(0.27)	$(0.51)	$(0.34)

Earnings (loss) per common share—Diluted
Earnings (loss) from continuing operations	0.08	0.05	(0.21)	(0.26)	(0.44)
Earnings (loss) from discontinued operations	—	—	(0.06)	(0.25)	0.10

Earnings (loss) per common share—Diluted	$0.08	$0.05	$(0.27)	$(0.51)	$(0.34)

Weighted average shares outstanding
Basic	59,420	43,840	33,853	31,942	28,195
Diluted	59,671	45,000	33,853	31,942	28,195
Balance sheet data:
Total assets	$57,669	$47,626	$11,794	$27,596	$38,143
Stockholders' equity	36,085	30,396	3,308	11,557	20,279
Long-term debt—Discontinued operations	—	—	—	7,085	8,627

(1)
Our discontinued operations for fiscal 2006 and 2005 consisted of our Innovo subsidiary that sold craft and accessories and our Innovo Azteca Apparel subsidiary that sold certain other branded and private label apparel products. Our Innovo subsidiary completed the sale of its assets in May 2005 and our Innovo Azteca Apparel subsidiary completed the sale of its remaining assets in May 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2008, November 30, 2007 and November 25, 2006. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed, under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Restatement

        In this Annual Report, we are restating our unaudited condensed consolidated balance sheets and the related unaudited condensed consolidated statements of income and cash flows for each of the fiscal quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively. Previously filed quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

        As previously disclosed, on June 25, 2007, the Company entered into an amended Merger Agreement with JD Holdings to acquire its business, which included all right, title and interest in its intellectual property, which included the Joe's®, Joe's Jeans™ and "JD" related brand and marks. The merger was completed on October 25, 2007. The merger was originally accounted for as a business combination under U.S. generally accepted accounting principles and the contingent consideration to Joe Dahan, the sole stockholder of JD Holdings, was recorded as additional purchase price and accordingly, an addition to goodwill as the amounts became known.

        In connection with its review of our registration statement on Form S-3 filed on October 15, 2008, the staff of the Securities and Exchange Commission, or the SEC Staff, commented on our method for (i) valuing the assets acquired in connection with the merger of JD Holdings and the allocation of the purchase price to those assets; and (ii) accounting for the contingent consideration payment to Mr. Dahan as an adjustment as additional purchase price rather than as compensation expense. We presented to the SEC Staff its position regarding the transaction and our original accounting treatment. Ultimately, after considering the SEC Staff's view, management concluded, and the Audit Committee of the Board of Directors agreed that we should (i) perform a new valuation pursuant to Statement of Financial Accounting Standards No. 141 of the assets acquired in connection with the merger with JD Holdings and allocate the purchase price according to such valuation; and (ii) account for the contingent consideration payments as compensation expense, rather than as additional purchase price.

        Therefore, we are including our disclosure of the impact of the restatement to the unaudited condensed consolidated balance sheets and the related unaudited condensed consolidated statements of income and cash flows for each of the fiscal quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively, to reflect the change in the purchase price allocation and the increase in compensation expense in connection with the contingent consideration. Although the merger was completed during fiscal 2007, the adjustment to fiscal 2007 financial information was deemed to be immaterial and did not require a restatement of the fiscal 2007 financial statements. The adjustment for fiscal 2007 was recorded in the first quarter of fiscal year 2008 as the amount was not material to our financial statements.

        The following is a summary of the effects of these changes cited above on the condensed consolidated balance sheets as of the respective dates, as well as the effects of these changes on the condensed consolidated statements of income and cash flows for the respective quarter and cumulative period ended:

JOE'S JEANS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Quarter ended (unaudited)
	(in thousands, except per share data)
	February 29, 2008			May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,877	—	$1,877	$2,551	—	$2,551	$3,117	—	$3,117
Accounts receivable, net	580	—	580	1,244	—	1,244	1,042	—	1,042
Inventories, net	19,562	—	19,562	18,693	—	18,693	21,040	—	21,040
Prepaid expenses and other current assets	283	—	283	404	—	404	203	—	203

Total current assets	22,302	—	22,302	22,892	—	22,892	25,402	—	25,402
Property and equipment, net	714	—	714	737	—	737	959	—	959
Intangible assets, net	13,200	10,800	24,000	13,200	10,800	24,000	13,200	10,800	24,000
Goodwill	10,731	(6,895)	3,836	11,116	(7,280)	3,836	11,463	(7,627)	3,836
Other assets	30	—	30	70	—	70	109	—	109

Total assets	$46,977	$3,905	$50,882	$48,015	$3,520	$51,535	$51,133	$3,173	$54,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,698	$81	$6,779	$6,415	$100	$6,515	$6,920	$163	$7,083
Due to factor	3,339	—	3,339	2,649	—	2,649	2,739	—	2,739
Due to related parties	234	—	234	9	—	9	9	—	9

Total current liabilities	10,271	81	10,352	9,073	100	9,173	9,668	163	9,831
Long term deferred rent	—	—	—	—	—	—	87	—	87
Deferred tax liability	5,254	4,346	9,600	5,254	4,346	9,600	5,254	4,346	9,600

Total liabilities	15,525	4,427	19,952	14,327	4,446	18,773	15,009	4,509	19,518
Commitments and contingencies
Stockholders' equity
Common Stock	5,988	—	5,988	5,988	—	5,988	5,995	—	5,995
Additional paid-in capital	102,269	—	102,269	102,490	—	102,490	102,679	—	102,679
Accumulated deficit	(74,029)	(522)	(74,551)	(72,014)	(926)	(72,940)	(69,774)	(1,336)	(71,110)
Treasury stock	(2,776)	—	(2,776)	(2,776)	—	(2,776)	(2,776)	—	(2,776)

Total stockholders' equity	31,452	(522)	30,930	33,688	(926)	32,762	36,124	(1,336)	34,788

Total liabilities and stockholders' equity	$46,977	$3,905	$50,882	$48,015	$3,520	$51,535	$51,133	$3,173	$54,306

JOE'S JEANS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended (unaudited)
	(in thousands, except per share data)
	February 29, 2008			May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales	$15,210	$—	$15,210	$17,955	$—	$17,955	$18,248	$—	$18,248
Cost of goods sold	8,422	—	8,422	9,517	—	9,517	9,303	—	9,303

Gross profit	6,788	—	6,788	8,438	—	8,438	8,945	—	8,945

Operating expenses
Selling, general and administrative	5,604	522	6,126	5,968	404	6,372	6,134	410	6,544
Depreciation and amortization	87	—	87	87	—	87	70	—	70

	5,691	522	6,213	6,055	404	6,459	6,204	410	6,614

Income from operations	1,097	(522)	575	2,383	(404)	1,979	2,741	(410)	2,331
Interest expense	(192)	—	(192)	(167)	—	(167)	(133)	—	(133)

Income from continuing operations	905	(522)	383	2,216	(404)	1,812	2,608	(410)	2,198
Income taxes	(62)	—	(62)	(201)	—	(201)	(368)	—	(368)

Net income	$843	$(522)	$321	$2,015	$(404)	$1,611	$2,240	$(410)	$1,830

	—		—	—		—	—		—
Earnings (loss) per common share—Basic
Earnings per common share—Basic	$0.01		$0.01	$0.03		$0.03	$0.04		$0.03

Earnings (loss) per common share—Diluted
Earnings per common share—Diluted	$0.01		$0.01	$0.03		$0.03	$0.04		$0.03

Weighted average shares outstanding
Basic	59,261		59,261	59,342		59,342	59,477		59,477
Diluted	59,558		59,558	59,583		59,583	60,063		60,063

	Six months ended (unaudited)			Nine months ended (unaudited)
	(in thousands, except per share data)			(in thousands, except per share data)
	May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales	$33,165	$—	$33,165	$51,413	$—	$51,413
Cost of goods sold	17,939	—	17,939	27,242	—	27,242

Gross profit	15,226	—	15,226	24,171	—	24,171

Operating expenses
Selling, general and administrative	11,572	926	12,498	17,706	1,336	19,042
Depreciation and amortization	174	—	174	244	—	244

	11,746	926	12,672	17,950	1,336	19,286

Income from operations	3,480	(926)	2,554	6,221	(1,336)	4,885
Interest expense	(359)	—	(359)	(492)	—	(492)

Income from continuing operations	3,121	(926)	2,195	5,729	(1,336)	4,393
Income taxes	(263)	—	(263)	(631)	—	(631)

Net income	$2,858	$(926)	$1,932	$5,098	$(1,336)	$3,762

Earnings (loss) per common share—Basic
Earnings per common share—Basic	$0.05		$0.03	$0.09		$0.06

Earnings (loss) per common share—Diluted
Earnings per common share—Diluted	$0.05		$0.03	$0.09		$0.06

Weighted average shares outstanding
Basic	59,302		59,302	59,360		59,360
Diluted	59,571		59,571	59,752		59,721

JOE'S JEANS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended (unaudited)			Six months ended (unaudited)			Nine months ended (unaudited)
	(in thousands, except per share data)			(in thousands, except per share data)			(in thousands, except per share data)
	February 29, 2008			May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net cash (used in) provided by operating activities	$572	$(441)	$131	$2,432	$(826)	$1,606	$3,533	$(1,173)	$2,360
Cash Flow From Investing Activities
Purchases of property and equipment	(9)	—	(9)	(120)	—	(120)	(411)	—	(411)
Expenditures in connection with merger	(316)	441	125	(701)	826	125	(1,048)	1,173	125

Net cash (used in) provided by investing activities	(325)	441	116	(821)	826	5	(1,459)	1,173	(286)
Cash Flows From Financing Activities
Repayments of factor borrowings	299	—	299	(391)	—	(391)	(301)	—	(301)
Equity transactions	—	—	—	—	—	—	13	—	13

Net cash (used in) provided by financing activities	299	—	299	(391)	—	(391)	(288)	—	(288)
Net Change In Cash And Cash Equivalents	546	—	546	1,220	—	1,220	1,786	—	1,786
Cash And Cash Equivalents, at beginning of period	1,331	—	1,331	1,331	—	1,331	1,331	—	1,331

Cash And Cash Equivalents, at end of period	$1,877	—	$1,877	$2,551	$—	$2,551	$3,117	$—	$3,117

Executive Overview

        Our principal business activity has evolved into the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since Joe's® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products and for distribution and product fulfillment services. We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores and distributors around the world. Historically, we also sold other branded apparel products, such as indie™, Betsey Johnson®, Fetish™ and Shago®, private label denim and denim related products and craft and accessory products.

        In fiscal 2008, the focus of our operations was on our Joe's® brand. Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products. To enhance our ability to capitalize on the Joe's® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe's® brand. We also entered into our first license agreement for other product categories for handbags, belts and small leather goods bearing the Joe's® brand. In October 2007, we completed the merger and acquired JD Holdings. In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash. As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000. Concurrently, we entered into an employment agreement with Joe Dahan to be one of our executive officers. Mr. Dahan is our largest stockholder. He owns approximately 23 percent of our total shares outstanding and is a member of our Board of Directors.

        In 2007, we reported income from operations for a full fiscal year for the first time since 2002 and for fiscal 2008, we reported income from operations for all four quarters. Our strategic plan for 2009 includes focusing on our retail stores' performance, continuing to improve international and men's sales, evaluating licensing opportunities for other product categories and continuing to enhance the products available in our collection. We opened our first full price retail store in October 2008 in Chicago, Illinois. By the end of the fourth quarter of fiscal 2008, we opened one additional full price store in San Francisco, California and two outlets, one located in Central Valley, New York and one in Orlando, Florida. We also entered into two additional leases during fiscal 2008—one for a full price retail store in Santa Monica Place in Santa Monica, California and one for an outlet store in Camarillo, California. We expect to open these stores in fiscal 2009 or 2010. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases for fiscal 2009 and beyond, but remain cautious about our retail store plans.

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

        Since the sale in May 2006 of the assets of our private label business and subsequent classification as a discontinued operation, our continuing operations for fiscal 2006 include net sales of other terminated branded apparel lines as well as our Joe's® brand products. Because the other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations. These brands are reflected in our overall net sales even though the brands are not part of our continuing operations beyond the relevant time periods. We also sold the assets of our craft and accessory business operated under our Innovo subsidiary in May 2005 and reported that subsidiary as a discontinued operation as of fiscal 2004.

        Our fiscal year end is November 30. Effective October 11, 2007, we changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period to reflect standard quarterly accounting periods. The modification of the fiscal year did not have a material effect on our financial condition, results of operations or cash flows.

Comparison of Fiscal Year Ended November 30, 2008 to Fiscal Year Ended November 30, 2007

Results of Operations

        The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/30/08	11/30/07	$ Change	% Change
Net sales	$69,174	$62,767	$6,407	10%
Cost of goods sold	36,543	36,137	406	1%

Gross profit	32,631	26,630	6,001	23%
Gross margin	47%	42%	5%	12%
Selling, general and administrative	26,161	23,085	3,076	13%
Depreciation and amortization	350	359	(9)	(3)%

Income from operations	6,120	3,186	2,934	92%
Interest expense	(633)	(828)	195	(24)%
Other expense	—	(13)	13	(100)%

Income from operations, before taxes	5,487	2,345	3,142	134%
Income taxes	585	91	494	543%

Net income	$4,902	$2,254	$2,648	117%

Fiscal Year 2008 Overview

Net Sales

        Our net sales increased to $69,174,000 in fiscal 2008 from $62,767,000 in fiscal 2007, a 10 percent increase. The increase in our net sales can be attributed to continued growth in our international sales, domestic sales of our women's, men's and children's product lines and e-commerce sales. The growth drivers during fiscal 2008 were due to brand name acceptance and recognition and demand for denim apparel products in the marketplace by consumers. In particular, our international sales increased to $5,390,000 in fiscal 2008 from $3,248,000 in fiscal 2007 and our men's domestic sales increased to $7,751,000 in fiscal 2008 from $5,539,000 in fiscal 2007. We also had an additional $703,000 in revenue from our retail stores and e-shop in fiscal 2008, which we did not have in fiscal 2007.

Gross Profit

        Our gross profit for our Joe's® brand increased to $32,631,000 in fiscal 2008 from $26,630,000 in fiscal 2007, a 23 percent increase. Our gross margin percentage for our Joe's® brand increased to 47 percent in fiscal 2008 from 42 percent in fiscal 2007.

        The increase in our gross profit was primarily due to an increase in net sales of 10 percent and a five percentage point increase in our gross margin. The increase in gross margin was due to a shifting of a greater percentage of our production requirements from the United States to lower cost facilities in Mexico and Morocco, which reduced our costs of goods sold.

Selling, General and Administrative Expense

        Selling, general and administrative, or SG&A, expenses increased to $26,161,000 in fiscal 2008 from $23,085,000 in fiscal 2007, a 13 percent increase.

        The SG&A increase in fiscal 2008 compared to fiscal 2007 is largely a result of the following factors: (i) an increase of $1,723,000 for contingent consideration payments to Mr. Dahan as a result of the merger with JD Holdings that closed in October 2007; (ii) an increase of $1,411,000 in employee and employee-related expenses due to a higher headcount in fiscal 2008 compared to fiscal 2007 to support our sales growth including hiring personnel to support our retail strategy (iii) an increase of $997,000 in facilities, fulfillment and distribution related expenses due to our increase in net sales both domestically and internationally and the additional rent obligations associated with our four retail stores; (iv) an increase of $729,000 in stock based compensation expense due to the issuance of restricted common stock and restricted stock units in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008; (v) an increase of $694,000 in sales commissions as a result of a 10 percent increase in Joe's® sales; (vi) an increase of $269,000 in sample expenses to support our development of a full collection of items; (vii) an increase of $218,000 in professional fees primarily due to an increase in legal expenses associated with lawsuits in the ordinary course of business and consulting fees to support our retail strategy and European expansion; and (viii) an increase of $198,000 in factor and bank fees due to the increase in our net sales. These SG&A expenses were partially offset by (i) a non-cash charge of $1,483,000 in May 2007 related to settlement expenses associated with our termination of our former international distributor; and (ii) a decrease of $1,660,000 in royalty expenses due to no longer having an obligation to pay a three percent royalty on net sales to JD Holdings.

Interest Expense

        Our combined interest expense decreased to $633,000 in fiscal 2008 from $828,000 in fiscal 2007, a 24 percent decrease. Our interest expense primarily consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT. The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Income Taxes

        Our income tax expense related to continuing operations was $585,000 in fiscal 2008 compared to $91,000 in fiscal 2007, or a 543 percent increase. Our effective tax rate was eleven percent for fiscal 2008 compared to four percent for fiscal 2007. The difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operating loss tax carryforwards against which a full valuation allowance has been established and our increase in net income.

Net Income

        We generated net income of $4,902,000 in fiscal 2008 compared to $2,254,000 in fiscal 2007. The increase in our net income in fiscal 2008 is largely the result of the following factors: (i) an increase of $6,407,000 in net sales; and (ii) an increase of $6,001,000 in gross profit which translated into a 47 percent overall gross margin for the full fiscal year compared to a 42 percent overall gross margin in fiscal 2007.

Comparison of Fiscal Year Ended November 30, 2007 to Fiscal Year Ended November 25, 2006

Results of Operations

        The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/30/07	11/25/06	$ Change	% Change
Net sales	$62,767	$46,633	$16,134	35%
Cost of goods sold	36,137	31,224	4,913	16%
Gross profit	26,630	15,409	11,221	73%
Gross margin	42%	33%	9%	28%
Selling, general and administrative	23,085	21,587	1,498	7%
Depreciation and amortization	359	290	69	24%
Income (loss) from continuing operations	3,186	(6,468)	9,654	(A)
Interest expense	(828)	(573)	(255)	45%
Other expense	(13)	(67)	54	(81)%
Income (loss) from continuing operations, before taxes	2,345	(7,108)	9,453	(A)
Income taxes	91	36	55	153%

Income (loss) from continuing operations	2,254	(7,144)	9,398	(A)
Loss from discontinued operations, net of tax	—	(2,149)	2,149	100%
Net income (loss)	$2,254	$(9,293)	$11,547	(A)

(A)
Not meaningful

Fiscal Year 2007 Overview

        The following table represents a summary of our net sales, gross profit and gross margins for the periods indicated.

	(in thousands)
	11/30/07	11/25/06	Change	% Change
Net Sales
Joe's Jeans	$62,767	$45,264	$17,503	39%
Other branded	—	1,369	(1,369)	(100)%

	$62,767	$46,633	$16,134	35%

Gross Profit
Joe's Jeans	$26,630	$16,910	$9,720	57%
Other branded	—	(1,501)	1,501	(100)%

	$26,630	$15,409	$11,221	73%

Gross Margin
Joe's Jeans	42%	37%
Other branded	—	(110)%

Overall	42%	33%

Net Sales

        Our overall net sales increased to $62,767,000 in fiscal 2007 from $46,633,000 in fiscal 2006, a 35 percent increase.

        This increase can be attributed to a continued strong demand for premium denim apparel products in the marketplace coupled with brand acceptance for our Joe's® products in the premium denim market and the addition of our men's line. In particular, our increase in net sales is primarily attributable to our increase in volume of products sold, which corresponds to a 35 percent increase in net sales, and a 133 percent increase in net sales from our men's product line. Our men's product line, including international sales, experienced a 133 percent increase with net sales of $5,737,000 in fiscal 2007 compared to $2,452,000 in fiscal 2006. As a result of increased brand acceptance and awareness, in fiscal 2007, we experienced growth in the number of department store "doors" carrying our Joe's® products, increased the average inventory per door and added two new department stores, Belk and Lord & Taylor. Offsetting our increase was a decrease of $153,000 in international net sales primarily due to the dissolution of our agreement with our international distributor in February 2007 and a slower than expected implementation of our strategic plan to hire consultants based in Europe to assist us with dealing directly with distributors and agents in various countries.

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

Gross Profit

        Our gross profit increased to $26,630,000 in fiscal 2007 from $15,409,000 in fiscal 2006, a 73 percent increase. Our overall gross margin percentage increased to 42 percent in fiscal 2007 from 33 percent in fiscal 2006 because of our shift in sales mix to net sales only from our Joe's® branded apparel products, which generally have a higher and more consistent gross margin than our other branded apparel products. For example, our overall gross margins were negatively affected by a negative 110 percent gross margin for our other branded apparel products compared to our Joe's® gross margin of 37 percent for fiscal 2006.

Joe's®

        Our gross profit for our Joe's® brand increased to $26,630,000 in fiscal 2007 from $16,910,000 in fiscal 2006, a 57 percent increase. Our gross margin percentage for our Joe's® brand increased to 42 percent in fiscal 2007 from 37 percent in fiscal 2006. Our gross margin increase for our Joe's® brand is primarily attributable to higher and more consistent gross margins in each quarter of fiscal 2007 compared to fiscal 2006. In addition, we shifted slightly more production outside of the United States during fiscal 2007 compared to fiscal 2006 and added production in Morocco which contributed to improving gross margins. Specifically, in fiscal 2007, we manufactured 38 percent of our products in the United States compared to 41 percent in fiscal 2006.

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

        The SG&A increase in fiscal 2007 compared to fiscal 2006 is largely a result of the following factors: (i) an increase of $717,000 in sales commissions and royalties as a result of our 39 percent increase in Joe's® sales; (ii) an increase of $535,000 in facilities, fulfillment and distribution costs associated with outsourcing our product fulfillment services and storage fees for raw materials purchased to support our increase in sales; (iii) an increase of $785,000 related to professional fees associated with the merger to acquire the Joe's® brand and engaging consultants in Europe; and (iv) an increase of $723,000 related to settlement expenses associated with our termination of our international distributor during fiscal 2007. These SG&A expenses were partially offset by (i) a reduction of $240,000 in employee and employee related expenses due to a lower headcount in the first half of 2007; (ii) a reduction of $173,000 in sample expenses due to improved cost control; (iii) a reduction of $540,000 in advertising fees and tradeshow expenses partially due to our decision not to renew our billboard and taxi cab advertising commitments; and (iv) a reduction of $931,000 in stock based compensation expenses due to the repricing of certain management options in fiscal 2006 that we did not have in fiscal 2007.

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

Income Taxes

        Our income tax expense related to continuing operations was $91,000 in fiscal 2007 compared to $36,000 in fiscal 2006, or a 153 percent increase. Our effective tax rate was four percent for fiscal 2007 due to reporting income and zero percent for fiscal 2006 due to losses. The difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operating loss tax carryforwards against which a full valuation allowance has been established.

Income from Continuing Operations

        We generated income from continuing operations of $2,254,000 in fiscal 2007 compared to a loss from continuing operations of $7,144,000 in fiscal 2006. The change in income from continuing operations in fiscal 2007 compared to a loss from continuing operations in fiscal 2006 is largely the result of the following factors: (i) an increase of $16,134,000 in net sales; (ii) an increase of $11,221,000 in gross profit which translated into a 42 percent overall gross margin for the full fiscal year compared to a 33 percent overall gross margin in fiscal 2006; and (iii) maintaining SG&A expenses with only a 7 percent increase in spite of a 35 percent growth in sales. These factors contributed to our shift from reporting losses in the prior fiscal years to reporting income for fiscal 2007.

Discontinued Operations

        Beginning in fiscal 2004, we classified certain of our operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale. As a result, in fiscal 2004, our commercial rental property served as our former headquarters located in Springfield, Tennessee and the remaining assets of our craft and accessory business segment conducted through our Innovo Inc. subsidiary were classified as discontinued operations. On May 17, 2005, we completed the sale of the assets of our craft and accessory segment of operations. In February 2006, we completed an auction of our former headquarters for an aggregate sales price of $741,000 before net selling costs of approximately $126,000. In connection with the sale, we received a promissory note issued by the purchaser in the original principal amount of $50,000, which represented a portion of the purchase price, which has no remaining balance. On May 12, 2006, we completed the sale of our private label apparel division. As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

        The following is a summary of loss and other information of the discontinued operations for fiscal 2006. There was no loss in connection with the discontinued operations for fiscal 2007 or 2008. Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total
2006
Net sales	$20,393	$—	$—	$20,393

Pre-tax income (loss)	487	(3)	(19)	465

Loss on sale	(2,614)	—	—	(2,614)
Income taxes expense (benefit)	—	—	—	—

Discontinued operations, net of tax	$(2,127)	$(3)	$(19)	$(2,149)

Liquidity and Capital Resources

        Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the year ended November 30, 2008, we generated $4,587,000 of cash flow from operations. The primary use for our cash flows from operations was for purchases of property and equipment in the amount of $2,383,000 in connection with the opening of our retail stores. We repaid $140,000 of our factor borrowings and our cash balance increased by $2,134,000. Our cash balance was $3,465,000 as of November 30, 2008.

        We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

        During fiscal 2008, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory. CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary's obligations. As of November 30, 2008, our cash availability with CIT was approximately $1,020,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

        The agreements may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement. The agreements may be terminated by us upon 60 days advanced written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.

        The factoring rate that we pay to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which we bear the credit risk. The interest rate associated with the agreements is 0.25 percent plus the Chase prime rate.

        We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

        As of November 30, 2008, we had $11,398,000 of factored receivables with CIT and a loan balance of $2,308,000 for inventory advances. We had nine letters of credit in the aggregate amount of $311,000 outstanding as of November 30, 2008.

        For fiscal 2009, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures for any additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

        Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2009. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from continuing operations.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2008:

	Payments due by period (in thousands)
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$18,335	$1,230	$1,554	$1,650	$1,707	$1,770	$10,424
Distribution service obligation	480	480	—	—	—	—	—
Purchase obligations	445	445	—	—	—	—	—
Letters of credit	311	311	—	—	—	—	—

	$19,571	$2,466	$1,554	$1,650	$1,707	$1,770	$10,424

        We also have a contractual obligation to pay a contingent payment to Mr. Dahan in the event the gross profit of our Joe's® brand sales exceed $11,251,000 in a fiscal year. See "Management's Discussion of Critical Accounting Policies—Additional Merger Consideration (Contingent Consideration)" for a further discussion of this contingent obligation.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Management's Discussion of Critical Accounting Policies

        We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies" included in this Annual Report are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2008 and November 30, 2007 was $660,000 and $652,000 for non-factored accounts receivables.

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

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the intangible assets and goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. For fiscal 2008, we did not recognize any impairment related to the intangible assets and goodwill of our Joe's® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

        SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill.

        Our annual impairment testing date is September 30 of each year. On that date in 2008, we determined that there was no impairment of our indefinite lived intangible assets or goodwill. Additionally, our market capitalization on the impairment testing date was approximately $65,809,000. On November 30, 2008, the carrying value of our net assets was $36,085,000 and the market capitalization of our outstanding shares was $21,581,000. Accordingly, we updated our annual goodwill impairment test in accordance with SFAS No. 142.

        We calculated the implied fair value of our net assets using a weighting of (1) a discounted cash flow analysis using updated forward-looking projections of estimated future operating results; and (2) a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, multiples. Based on the results of this testing, we concluded that our implied fair value exceeded our carrying value at November 30, 2008 and accordingly, determined that our recorded goodwill was not impaired as of November 30, 2008.

        We also considered the market value of our common stock as of November 30, 2008. However, given the volatility in the stock market during the quarter ended November 30, 2008, as well as the impact that the credit crisis and the recession had on the equity markets during that period, and the fact that, after consideration of a control premium and that our stock only started to trade below book value during the fourth quarter, we concluded that it was appropriate to place reliance on fair value as calculated by our discounted cash flow and market approach based on market participants in evaluating goodwill impairment as of November 30, 2008. Our continued reliance this approach may not be appropriate in the future if our market capitalization continues to be less than the carrying value of our net assets for a prolonged period. If, in the future, we determine that we have not passed the step one test of SFAS No. 142, we believe that goodwill could be impaired under the step two test of SFAS No. 142.

Additional Merger Consideration (Contingent Consideration)

        In connection with the merger with JD Holdings, we agreed to pay to Mr. Dahan the following contingent consideration in the applicable fiscal year for 120 months following October 25, 2007:

  •
  No contingent consideration if the gross profit is less than $11,250,000 in the applicable fiscal year;

  •
  11.33% of the gross profit from $11,251,000 to $22,500,000;

  •
  an additional 3% of the gross profit from $22,501,000 to $31,500,000;

  •
  an additional 2% of the gross profit from $31,501,000 to $40,500,000; and

  •
  an additional 1% of the gross profit above $40,501,000.

        The additional merger consideration, or contingent consideration, is paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments are likely to be paid. At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made.

        EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination," addresses accounting for consideration transferred to settle a contingency based on earnings or other performance measures. It sets forth the criteria to determine whether contingent consideration based on earnings or other performance measures should be accounted for as (1) adjustment of the purchase price of the acquired enterprise or (2) compensation for services, use of property or profit sharing.

        The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we originally accounted for the contingent consideration as additional purchase price. As previously disclosed, we will no longer account for the contingent consideration as additional purchase price. We now account for the contingent consideration as compensation expense, i.e. compensation for services, use of property or profit sharing. Accordingly, in our Notes to Consolidated Financial Statements in this Annual Report, we have restated our first three quarters for fiscal 2008 to reflect this change and a change to our valuation of the assets acquired. The advanced contingent consideration payments are accounted for as operating expense. As of November 30, 2008, since the acquisition date, we have charged to expense $1,723,000.

Income Taxes

        As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding federal and state issues that are currently unresolved. We routinely monitor the potential impact of these situations. Based on management's assessment, there has been no reduction of the valuation allowance other than to the extent that income taxes on current year net income was offset by net operating losses that carried forward.

Contingencies

        We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," or SFAS No. 5. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate. Should events or circumstances change, we could have to record additional accruals.

Stock Based Compensation

        We adopted the provisions of and account for stock-based compensation in accordance with SFAS No. 123(R), "Share Based Payment," or SFAS No. 123(R), on November 27, 2005. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, under SFAS No. 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, SFAS No. 123(R) guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting

Policies—Stock-Based Compensation" and "Note 8—Stockholders' Equity—Stock Incentive Plans" for additional discussion of SFAS No. 123(R).

Recent Accounting Pronouncements

        On July 13, 2006, the FASB issued Interpretation No. 48, or FIN No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 effective December 1, 2007. The adoption of FIN No. 48 did not have a material impact on our results of operations, consolidated financial position or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 on December 1, 2007. Given the nature of our current financial instruments, the adoption of SFAS No. 157 did not have a material impact on our results of operations or consolidated financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115", or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on December 1, 2007. Given the nature of our current financial instruments, the adoption of SFAS No. 159 did not have a material impact on our results of operations or consolidated financial position.

        On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. We do not expect that SFAS No. 141(R) will have any impact on our financial statements unless we enter into an applicable transaction in the future.

        On December 4, 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51," or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. We do not expect that SFAS No. 160 will have any impact on our financial statements unless we enter into an applicable transaction in the future.

        In June 2008, the FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 08-3, "Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements," or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to us.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411 "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to impact our results of operations, financial position or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rates and changes in our credit standing.

Interest Rate Risk

        Our obligations under our receivable and inventory agreements with CIT bear interest at floating rates (primarily JP Morgan Chase prime rate). As a result, we are sensitive to changes in prevailing interest rates. We believe that a one percent increase or decrease in market interest rates that affect our financial instruments would have an immaterial impact on earnings or cash flow during the next fiscal year.

Foreign Currency Exchange Rates

        Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by Item 8 is included in "Item 15. Exhibits, Financial Statement Schedules" of our consolidated financial statements and notes thereto, and the consolidated financial statement schedule filed on this Annual Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There have been no changes in or disagreements with our independent registered public accounting firm, Ernst & Young LLP.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of our disclosure controls and procedures, as defined under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were not effective because of material weaknesses in internal control over financial reporting.

        On March 18, 2009, our Audit Committee concluded that, upon the advice of management and in consultation with Ernst & Young LLP, our previously issued financial statements for each of the three quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively, required restatement regarding the accounting related to the merger transaction with JD Holdings consummated on October 25, 2007. The restatement arose as a result of a review of our registration statement on Form S-3 filed on October 15, 2008 by the staff of the SEC, or the SEC Staff. The SEC Staff comments addressed the valuation of the assets acquired in connection with the merger transaction with JD Holdings, the allocation of the purchase price to those assets and the accounting treatment of the contingent consideration payments to Mr. Dahan associated with the acquisition of JD Holdings.

        In accordance with the SEC Staff's comments, we presented to the SEC Staff our position regarding the merger transaction and accounting treatment. After considering the SEC Staff's view, management recommended to the Audit Committee that we (i) perform a new valuation pursuant to SFAS No. 141 of the assets acquired in connection with the merger with JD Holdings and allocate the purchase price according to such valuation; and (ii) account for the contingent consideration payments as compensation expense, rather than as additional purchase price.

        As a result of this determination to restate our financial statements for the periods addressed above, our management concluded that our internal control over financial reporting was not effective as of November 30, 2008 and we did not maintain effective policies, processes, procedures and controls related to the financial reporting and accounting of the acquisition of JD Holdings in each of the following areas:

  •
  valuating of the assets acquired in connection with the merger of JD Holdings;

  •
  allocating the purchase price to the acquired assets; and

  •
  accounting for the contingent consideration payment to Mr. Dahan as additional purchase price rather than as compensation expense.

        More specifically, we did not maintain effective controls over the valuation of the assets acquired from JD Holdings. We did not adequately review, analyze and test assumptions provided to our third-party appraiser and the related valuation and did not properly identify and recognize the appropriate amount of intangible assets separately from goodwill in accordance with SFAS No. 141. This control deficiency resulted in an error in the allocation of the purchase price to the tradename, deferred income tax liability and goodwill acquired in the merger with JD Holdings. Also, we determined that our controls to properly gather all necessary information to make a proper evaluation of the factors used to determine whether to account for the contingent payments due to Mr. Dahan as compensation or as additional purchase price in accordance with EITF 95-8 did not function properly. Accordingly, management determined that these control deficiencies constituted material weaknesses in internal control over financial reporting.

        In light of these material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of November 30, 2008. Management's annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Remediation

        After identifying these material weaknesses in our internal control related to our accounting treatment for the merger transaction with JD Holdings, management, in consultation with the Audit Committee, we engaged substantial efforts to address the material weaknesses in our internal control over financial reporting during the fiscal quarter ended February 28, 2009. We performed a new valuation for the assets acquired in connection with the acquisition of JD Holdings and revised the allocation of the purchase price between intangible assets and goodwill to comply with SFAS No. 141. We also revised our policy regarding the treatment of the contingent consideration payments made to Mr. Dahan so that payments are recognized as compensation expense rather than purchase price. More specifically, our accounting staff now records the contingent payments within our selling, general and administrative expenses in our general ledger. Management has documented its conclusions, informed the necessary accounting personnel of these changes to the financial statements and accounting treatment of the purchase price of JD Holdings and the contingent consideration payments to Mr. Dahan. We have identified the causes and reasons for the failure in the function of our internal control. We intend to remediate these material weaknesses by implementing corrective action related to the functioning of the controls. These corrective actions include improved education and analysis for personnel responsible for reviewing, analyzing, gathering and testing assumptions and information in evaluating accounting principles. We believe that the implementation of these changes will effectively remediate the material weaknesses described above. Management believes that the remedial measures will be fully functional, will enhance our existing internal control over financial reporting and will remediate the material weaknesses in the internal control over financial reporting related to the acquisition of JD Holdings and any future acquisitions.

Changes in Internal Control Over Financial Reporting

        The changes in our internal control over financial reporting described above were made subsequent to the quarter ended November 30, 2008. There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        We did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to our directors and executive officers and their ages and positions as of April 29, 2009, are as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	67	Chairman of the Board of Directors	1998
Marc B. Crossman	37	Chief Executive Officer, President, and Director	1999
Hamish Sandhu	46	Chief Financial Officer	N/A
Joseph M. Dahan	41	Creative Director and Director	2007
Kelly Hoffman(2)(3)	50	Director	2004
Thomas O'Riordan(1)(2)(3)	52	Director	2006
Suhail R. Rizvi(1)(2)(3)	42	Director	2003
Kent Savage(1)(2)(3)	46	Director	2003

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

        Marc B. Crossman has served as our Chief Executive Officer since January 2006, our President since September 2004 and a member of our Board of Directors since January 1999. From March 2003 until August 2007, Mr. Crossman served as our Chief Financial Officer. From January 1999 until March 2003, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc. From September 1997 until January 1999, Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation. Mr. Crossman received his B.S. degree in Mathematics from Vanderbilt University.

        Hamish Sandhu has served as our Chief Financial Officer since August 2007. From January 2006 until August 2007, Mr. Sandhu was Chief Financial Officer of California Tan, Inc., a consumer products company manufacturing and marketing lotion and equipment to the indoor tanning industry. From September 2001 until December 2005, Mr. Sandhu was Chief Financial Officer of Ancra International LLC, a manufacturer of aircraft cargo systems and trucking restraint products. Mr. Sandhu began his career at Deloitte & Touche LLP. Prior to that, Mr. Sandhu held various Chief Financial and Corporate Controller positions at other manufacturing and distribution based companies. Mr. Sandhu has a B.A. degree in Economics and Accounting from Australian National University and holds a Certified Public Accountant's license.

        Joe Dahan has served as the president and head designer for our Joe's Jeans subsidiary since its formation in February 2001, Creative Director and a member of our Board of Directors since October 2007. Mr. Dahan is responsible for the design, development and marketing of Joe's products. From 1996 until 2001, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca, a manufacturer of branded and private label denim products. From 1989 until 1996, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator. Mr. Dahan became our Creative Director and a member of our Board of Directors in connection with the completion of a merger between us and JD Holdings in October 2007.

        Kelly Hoffman has served as a member of our Board of Directors since June 2004. Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a new media company dedicated to teenagers, since he founded the company in 1998. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico. From 1989 until 1991, Mr. Hoffman served in a similar position for Texakoma Financial, an oil and gas partnership that raised capital for acquisition of property in Texas, Louisiana and New Mexico. Prior to that, Mr. Hoffman served in various sales and marketing positions for PAZ Syndicate, a conglomerate based in Tel Aviv, Israel that owned diverse interests worldwide. Prior to that, Mr. Hoffman specialized in securing capital from investors for investment in various limited partnerships in the oil and gas industry for Paso Energy. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration.

        Thomas O'Riordan has served as a member of our Board of Directors since April 2006. Since March 2007, Mr. O'Riordan has served as Chief Executive Officer of American Sporting Goods Corporation, a privately held manufacturer and retailer of athletic footwear with such brands as And1, Avia, Ryka, Yukon, Triple 5 Soul, NSS and Nevados. From 2004 to 2007, Mr. O'Riordan acted in an executive consulting and advisory capacity to the senior management team of Fila Holding Company, a publicly traded manufacturer and retailer of branded footwear, apparel and accessories, and to other investment advisors and funds in the retail and consumer products sector. From 1999 to 2004, Mr. O'Riordan served in various executive management capacities with Fila Holding Company, ultimately serving as Chief Executive Officer from 2003 to 2004. From 1995 until 1998, Mr. O'Riordan served as Director of Operations of Adidas America, a publicly traded manufacturer and retailer of branded athletic footwear, apparel and accessories. From 1988 to 1995, Mr. O'Riordan was President of Tom O'Riordan & Associates, a sales and marketing company focused on the athletic footwear, apparel and sporting goods industries. Mr. O'Riordan began his career in sales for Brooks Shoe Company. Mr. O'Riordan received his B.S. degree in Marketing and Management from Rider University.

        Suhail R. Rizvi has served as a member of our Board of Directors since April 2003. Since 2004, Mr. Rizvi has served as founder and Chief Investment Officer of Rizvi--Traverse Management LLC and other related funds. Mr. Rizvi has over twenty years of private equity investing experience for his own account and as a fiduciary for institutional investors through various entities or funds as founder, principal or manager. Mr. Rizvi also serves as Chairman of the Board of Directors of AG Holdings, a diversified investment company with interests in various manufacturing companies and as a member of the Board of Directors for International Creative Management, Inc. a global talent and literary agency. Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania and sits on the Wharton Undergraduate Executive Board.

        Kent Savage has served as a member of our Board of Directors since July 2003. Since June 2006, Mr. Savage has served as Founder and CEO of Famecast, Inc., a privately held interactive branded entertainment and contest management company. Beginning in June 2005, Mr. Savage consulted with Famecast, Inc. on all aspects of the company's founding. From January 2004 until June 2005, Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of personal computers. Between February 2003 and January 2004, Mr. Savage served in various consulting capacities to start-up companies. From September 2002 until February 2003, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI), which was acquired by 3Com. From February 1999 until August 2001, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc. From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc. Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia's Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University.

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

Audit Committee

        The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, is currently comprised of Messrs. Savage, Rizvi, and O'Riordan. Mr. Savage serves as Chairman of the Audit Committee. Currently, all Audit Committee members are "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and Mr. Rizvi has also been designated to be an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC. A copy of the Audit Committee charter can be found on our website www.joesjeans.com under our Investor Relations heading.

Nominating and Governance Committee

        The Nominating and Governance Committee is currently comprised of Messrs. Rizvi, Hoffman, O'Riordan and Savage. Mr. Rizvi serves as Chairman of the Nominating and Governance Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC on a timely basis. Directors, officers and greater than ten percent beneficial owners are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the year ended November 30, 2008, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION.

Executive Officer Compensation

        The following table provides certain summary information concerning the compensation earned by our Named Executive Officers in the position of the Principal Executive Officer, Principal Financial Officer, and Creative Director for services rendered in all capacities to us for the fiscal year ended November 30, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock awards(9)		Option awards(9)		All other compensation(10)		Total
Marc Crossman	2008	$429,000		$325,000		$429,000	(3)	$—		$55,000		$1,238,000
Chief Executive Officer and President	2007	375,000		300,000	(1)	375,000	(2)	—		73,000		1,123,000
Hamish Sandhu	2008	207,000		—		82,000	(5)	—		11,000		300,000
Chief Financial Officer	2007	51,000	(4)	—		—		123,000	(6)	—		174,000
Joseph Dahan	2008	300,000		—		300,000	(8)	—		1,625,000	(11)	2,225,000
Creative Director	2007	104,000	(7)	—		—		—		161,000	(11)	265,000

(1)
Of the total bonus approved for fiscal 2007, $150,000 was paid in fiscal 2007 and the remaining $150,000 was paid in connection with the execution of an employment letter agreement during the second quarter of fiscal 2008.

(2)
Represents the total fair value of the restricted common stock grant to Mr. Crossman on October 15, 2007 to be recognized by us as an expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, in connection with the grant. The restricted common stock vests as follows: one-third of the shares vested on October 15, 2008, one-third of the shares vest on October 15, 2009, and one-third of the shares vest on October 15, 2010.

(3)
Represents the total fair value of the restricted common stock unit, or RSU, grant to Mr. Crossman on November 6, 2008 to be recognized by us as an expense in accordance with SFAS 123R in connection with the grant. The restricted common stock vests as follows: one-third of the shares vest on November 6, 2009, one-third of the shares vest on November 6, 2010, and one-third of the shares vest on November 6, 2011.

(4)
Mr. Sandhu commenced employment with us on August 27, 2007 as our Chief Financial Officer.

(5)
Represents the total fair value of RSU grant to Mr. Sandhu on November 6, 2008 to be recognized by us as an expense in accordance with SFAS 123R in connection with the grant. The RSUs vest as follows: one-eighth of the shares vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period.

(6)
Represents the total fair value of the stock option award to be recognized by us as an expense in accordance with SFAS 123R in connection with the award. On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 RSUs on the same terms and conditions granted to other non-officer employees. The RSUs vest every six months over a four year period after December 18, 2007.

(7)
Mr. Dahan was appointed Creative Director on October 25, 2007 and previously served as an employee and president of our Joe's Subsidiary. This amount represents the full compensation paid to him in connection with his employment for fiscal 2007.

(8)
Represents the total fair value of the RSU grant to Mr. Dahan on November 6, 2008 to be recognized by us as an expense in accordance with SFAS 123R in connection with the grant. The RSUs vest as follows: one-eighth of the shares vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period.

(9)
For a discussion on the assumptions made regarding the valuation of the stock awards and option awards, please see "Note 8—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

(10)
The following table details the components of this column.

Name and principal position	Year	Benefit of company paid health insurance(a)	Unused vacation payout(b)	401(k) match	Contingent consideration(c)	Total
Marc Crossman	2008	$15,000	$35,000	$5,000	$—	$55,000
	2007	21,000	46,000	6,000	—	73,000
Hamish Sandhu	2008	4,000	3,000	4,000	—	11,000
	2007	—	—	—	—	—
Joseph Dahan	2008	10,000	17,000	—	1,598,000	1,625,000
	2007	30,000	5,000	—	126,000	161,000

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

(c)
This amount represents contingent consideration payments paid to Mr. Dahan in connection with the merger agreement with JD Holdings. The payments are not part of his employment agreement, but included in the merger agreement and he is entitled to the payments irrespective of his employment status.

(11)
For a discussion on the discussion of the contingent consideration payments, please see "Employment Agreements—Joseph Dahan."

  Bonuses

        Historically, the Compensation Committee has not granted a bonus to our Chief Executive Officer. Recognizing the importance of this element of compensation, for fiscal 2007, the Compensation Committee elected to grant Mr. Crossman a discretionary bonus in the amount of $300,000, of which one half was payable upon execution of his written employment agreement. Factors that the Compensation Committee considered in determining this bonus amount for fiscal 2007 included Mr. Crossman's performance over the past fiscal year along with our financial and strategic performance, which included successfully selling the assets from our other business segments and focusing our resources on our Joe's® brand, completing the merger to acquire the Joe's® assets, regaining compliance with Nasdaq listing standards, and competitive considerations, including the market data indicating that bonus opportunity is an important element in cash compensation for a Chief Executive Officer. This cash bonus was the first cash bonus paid to Mr. Crossman since he commenced employment in March 2003.

        In fiscal 2008, the Compensation Committee included in Mr. Crossman's employment agreement a bonus provision which targeted his bonus at 50 percent of his base salary based upon certain discretionary performance measures. The Compensation Committee discussed the formal criteria for Mr. Crossman's 2008 performance measures noting that the performance measures set for this fiscal year would be utilized in future fiscal years. The Committee discussed various methods of measurement noting that the following were drivers to our overall performance. Those methods of measurement included Earnings Before Income, Taxes and Depreciation (EBITDA), net profits, store performance, net sales, gross margins and inventory. After this discussion, the Compensation Committee decided to utilize EBITDA and net sales weighted equally as the performance measures for Mr. Crossman's bonus for fiscal 2008 and in the future. Based upon these performance measures, the Compensation Committee noted that Mr. Crossman had exceeded expectations on both EBITDA and net sales and thus the bonus target of 50 percent was increased to 75 percent and his bonus for fiscal 2008 was $325,000.

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

        We believe that providing Named Executive Officers who have responsibility for our management and growth with an opportunity to increase their stock ownership aligns the interests of the executive officers with those of our stockholders. Accordingly, the Compensation Committee also considers equity grants to be an important aspect in compensating and providing incentives to management and employees. The Compensation Committee determines the number of shares for each stock incentive grant based upon the executive officer's role and responsibilities, the executive officer's base salary, the recommendation of our Chief Executive Officer of the job performance of the individual. For the equity grants to our Chief Executive Officer and our non-employee directors, the Compensation Committee also utilized the data presented and compared with comparable awards to individuals in similar positions in our industry.

        Based upon this data, Mr. Crossman's employment agreement contained a provision which set forth his long-term incentive compensation through a grant of restricted stock or restricted stock units pursuant to the 2004 Incentive Plan with a fair market value equal to 100 percent of his base salary. For fiscal 2008, Mr. Crossman received a grant of restricted stock units, or RSUs, in the amount of 780,546 that vest 1/3 on each anniversary date of the grant in 2009, 2010 and 2011, respectively. Mr. Dahan and Mr. Sandhu, our other Named Executive Officers, each received a grant of RSUs in the amount of 546,000 and 150,000, respectively, that vest in an amount equal to 1/8 of the total grant on June 18, 2009 and thereafter every six months until the RSUs are fully vested on December 18, 2012.

Outstanding Equity Award at Fiscal Year-End

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2008:

	Option Awards					Stock awards
	Number of securities underlying unexercised options		Number of securities underlying unexercised options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards:		Equity incentive plan awards:
Name	Exercisable		Unexercisable					Number of unearned shares, units or other rights that have not vested		Market or payout value of unearned shares, units or other rights that have not vested
Marc Crossman								780,546	(1)	$280,997
								157,233	(2)	$56,604
	25,641	(3)		$0.39	13-Dec-10
	10,000	(3)		$1.00	17-Apr-12
	7,874	(3)		$1.27	27-Nov-12
	1,000,000	(3)		$1.02	23-May-13
	200,000	(3)		$1.63	3-Sep-14
	250,000	(3)		$1.02	13-Jun-15
Hamish Sandhu								150,000	(4)	$54,000
								87,500	(5)	$31,500
Joseph Dahan								546,000	(4)	$196,560
	200,000	(6)		$1.02	4-Aug-15

(1)
These RSUs vest as follows: one-third of the shares vest on November 6, 2009, one-third of the shares vest on November 6, 2010, and one-third of the shares vest on November 6, 2011.

(2)
These shares vest as follows: one-third of the shares vest on October 15, 2008; one-third of the shares vest on October 15, 2009 and one-third of the shares vest on October 15, 2010.

(3)
Each of these grants of stock options are fully vested and were fully vested as of the following dates: December 13, 2001, April 17, 2003, November 27, 2003, March 25, 2005, September 3, 2005 and June 13, 2005, respectively.

(4)
These RSUs vest as follows: one-eighth of the RSUs vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period.

(5)
On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 restricted common stock units on the same terms and conditions granted to other non-officer employees. The restricted common stock units are scheduled to vest every six months over a four year period after December 18, 2007. Mr. Sandhu's stock option award was scheduled to vest on a monthly basis over a two year period on the 27th day of each month beginning on September 27, 2007.

(6)
These grants of stock options are fully vested and were fully vested as of August 4, 2005.

Option Exercises and Stock Vested

        There were no option exercises by our Named Executive Officers in our fiscal year ended November 30, 2008. During fiscal 2008, 91,116 shares of restricted stock or RSUs vested for our Named Executive Officers.

	Stock Awards
Name	Number of shares acquired on Exercise (#)	Value Realized on Exercise ($)
Marc Crossman	78,616	$66,823.60
Hamish Sandhu	12,500	$15,000.00
Joseph Dahan	—	—

Benefits

        Benefits offered to our Named Executive Officers are substantially the same as those offered to all our regular employees and generally include medical insurance, dental insurance, 401(k) plan, disability insurance, life insurance and flexible spending account. For our Named Executive Officers, we pay all premiums associated with such benefits as described in the footnote 10 to the Summary Compensation Table.

Pension Benefits

        We do not provide any pension benefits to any of our Named Executive Officers or employees.

Nonqualified Deferred Compensation

        We do not provide any non-qualified deferred compensation to any of our Named Executive Officers or employees.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Change in Control Provisions

        Our Chief Executive Officer, our Creative Director and our Chief Financial Officer have change in control provisions in each person's employment agreement and employment offer letter, respectively. These provisions provide these Named Executive Officers with certain compensation arrangements in the event that a change in control occurs. In addition, our 2004 Stock Incentive Plan contains a change in control provision which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurs.

Marc Crossman

        On May 30, 2008, we entered into an Executive Employment Agreement, or the Crossman Employment Agreement, with Mr. Crossman to serve as our President and Chief Executive Officer. Mr. Crossman has been serving as our President since September 2004 and as Chief Executive Officer since January 2006 under an employment at-will arrangement. In connection with the execution of the Crossman Employment Agreement, Mr. Crossman received the second payment of his bonus for fiscal 2007 in the amount of $150,000, as described above.

        Under the terms of the Crossman Employment Agreement, Mr. Crossman receives an annual salary of $429,300 and is entitled to receive other cash and non-cash compensation, including an annual discretionary bonus targeted at 50% of his base salary based upon the achievement of financial and other performance criteria as set forth in the Crossman Employment Agreement, an annual grant of equity compensation pursuant to the 2004 Stock Incentive Plan, and life and disability insurance policies paid on his behalf. The Crossman Employment Agreement is effective as of December 1, 2007, the commencement of our 2008 fiscal year, and has an initial term of two years. The Crossman Employment Agreement automatically renews for additional two year periods if neither Joe's nor Mr. Crossman provide 180 days' advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control.

        In the event that Mr. Crossman's employment is terminated by us other than for cause, terminated by Mr. Crossman for good reason, terminated by us within 18 months following a change in control and without cause, or terminated by Mr. Crossman within 18 months following a change in control and for good reason, Mr. Crossman will be entitled to certain severance payments and benefits, including an amount equal to 24 months of his prior year's base salary and bonus in exchange for his execution of a release of claims. Mr. Crossman will not be entitled to severance benefits if he dies during the term of his employment, he is terminated for cause or due to disability, he terminates his employment for a reason other than a good reason, or revokes his agreement to release us from any and all claims related to his employment.

        Mr. Crossman is subject to confidentiality, non-solicitation and non-competition restrictions during the term of his employment and is subject to the confidentiality and non-solicitation provisions for a period of two years following termination of his employment.

Joseph M. Dahan

        In connection with the completion of a merger between us, our Joe's Subsidiary and JD Holdings, Mr. Dahan's employment agreement automatically became effective for service as our Creative Director. Under the employment agreement, the initial term of employment is five years with automatic renewals for successive one year periods thereafter, unless terminated earlier. Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion.

        Under the terms of the employment agreement, we may terminate Mr. Dahan for Cause or if he becomes Disabled. "Cause" is defined as (i) a conviction, plea of guilty or nolo contendere to a felony or a crime of moral turpitude; (ii) a material breach of any provision of the employment agreement that is not cured within 45 days of receipt of written notice of such breach; (iii) the solicitation, persuasion or attempt at persuasion for any employee, consultant, contractor, customer or potential customer to engage in an act prohibited by the employment agreement; or (iv) a violation of any of our policies in our handbook or code of ethics and such violation constitutes a breach of the Code of Ethics or warrants termination. "Disability" is defined as inability to perform duties for 180 consecutive days or shorter periods aggregating 270 days during any 12 month period.

        Should we terminate Mr. Dahan's employment for Cause or Disability, we would only be required to pay him through the date of termination. We may terminate Mr. Dahan's employment without Cause at any time upon two weeks notice, provided that we pay him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan may terminate his employment for Good Reason at any time within 30 days written notice. "Good Reason" is defined as (i) a material breach of the employment agreement by us that is not cured within 30 days of written notice; or (ii) Mr. Dahan's decision to terminate employment at any time after 18 months following a Change in Control. A "Change in Control" is defined as (i) the sale or disposal of all or substantially all of the assets; (ii) the merger or consolidation with another company provided that our stockholders as a group no longer own at least 50 percent of the voting power of the surviving corporation; (iii) any person or entity becoming the beneficial owner of 50 percent or more of our combined voting power; or (iv) the approval by our stockholders to liquidate or dissolve. In the event that Mr. Dahan terminates his employment for Good Reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Further, Mr. Dahan may terminate his employment for any reason upon ten business days' notice and only be entitled to his salary as of the date of termination on a pro rata basis.

        The employment agreement contains customary terms and conditions related to confidentiality of information, ownership by us of all intellectual property, including future designs and trademarks, alternative dispute resolution and Mr. Dahan's duties and responsibilities to us as Creative Director.

        In addition, pursuant to the merger agreement, Mr. Dahan is entitled to, for 120 months following October 25, 2007, irrespective of his employment status, the following additional payments based upon our achievement of certain gross profit thresholds on sales from our Joe's® brand products. If our gross profit is less than $11,250,000 in the applicable fiscal year, then Mr. Dahan does not receive any additional payment. If our gross profit is from $11,251,000 to $22,500,000, then Mr. Dahan receives a payment of 11.33% of the gross profit earned in the applicable fiscal year. Thereafter, he earns (i) three percent of the gross profit from $22,501,000 to $31,500,000; (ii) two percent of the gross profit from $31,501,000 to $40,500,000; and (iii) one percent of the gross profit above $40,501,000 in the applicable fiscal year. We account for these contingent payments as compensation expense.

Hamish Sandhu

        In connection with Mr. Sandhu's appointment as CFO, we entered into a written offer letter whereby Mr. Sandhu agreed to serve as our CFO. Under the terms of the offer letter, Mr. Sandhu's annual base salary was $205,000, which was increased to $255,000 in November 2008. In addition, Mr. Sandhu received a grant on August 27, 2007, pursuant to our 2004 Stock Incentive Plan, to purchase up to 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on that date. The option was forfeited in connection with a subsequent grant of RSUs in December 2007. We also agreed to pay the full cost of participation in our health insurance plan for Mr. Sandhu and his family. Mr. Sandhu will also be entitled to six months of his monthly base salary as a severance payment in the event that a Change in Control occurs during the four years following August 27, 2007 and his employment is subsequently terminated. For purposes of the offer letter, a "Change in Control" shall be deemed to have occurred upon the closing of a transaction which: (i) we sell or otherwise dispose of all or substantially all of our assets; or (ii) there is a merger or consolidation of us with any other corporation or corporations, provided that our shareholders, as a group, do not hold, immediately after such event, at least 50 percent of the voting power of the surviving or successor corporation. Notwithstanding anything to the contrary, Mr. Sandhu is an employee at-will and has not entered into an employment agreement with us.

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

2004 Stock Incentive Plan, Restricted Stock Agreement and Restricted Stock Unit Awards

        Under the terms of the 2004 Stock Incentive Plan, all unvested awards accelerate and immediately vest upon the occurrence of a Change in Control for all grantees. Further, Mr. Crossman's Restricted Stock Agreement and each RSU Award contains certain provisions regarding the terms and conditions of the grant. Each vests upon the earliest to occur of the participant's Death, Disability (each as defined in the Plan), or separation from service by us without Just Cause (as defined below). Upon a separation from service for any other reason (including, without limitation, termination by us for Just Cause or by participant for any reason) prior to the date that participant becomes 100 percent vested in the award, the unvested units or shares are forfeited immediately. Under the award agreements, "Just Cause" means (a) a conviction for, or a plea of guilty or nolo contendere to, a felony or any other crime which involves fraud, dishonesty or moral turpitude, or (b) a material breach of any written employment policies or rules, including the our Code of Business Conduct and Ethics.

Director Compensation

        Historically, our non-employee directors have been compensated for service through an equity grant. Our directors are not compensated in any other manner, however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the Director's schedule permits such attendance. Attendance in person is not required, but we try to accommodate schedules in planning the date and encourage our directors and director nominees to attend the annual meeting of stockholders. In fiscal 2008, all directors attended our annual meeting in person. Consistent with its past practices, on November 6, 2008, the Compensation Committee of the Board approved grants of RSUs with a fair market value of $60,000 to each non-employee director, which the non-employee director had the option to elect all RSUs or 1/3 of the fair market value in cash the 2/3 in RSUs in order to pay certain personal income tax obligations that each would incur as a result of the grant. The following non-employee directors each received 109,091 RSUs: Sam Furrow, Tom O'Riordan and Suhail Rizvi. The following non-employee directors each received 73,091 RSUs and $19,800 in cash: Kelly Hoffman and Kent Savage. The RSUs vest and the cash amounts are paid on a quarterly basis over the course of 12 months. This amount was determined based upon the peer group analysis and was in the 50th percentile of peer group companies.

Name	Fees earned or paid in cash	Stock Awards(1)	Total
Sam Furrow	$—	$60,000	$60,000
Kent Savage	19,800	40,200	60,000
Tom O'Riordan	—	60,000	60,000
Suhail Rizvi	—	60,000	60,000
Kelly Hoffman	19,800	40,200	60,000

	$39,600	$260,400	$300,000

    (1)
    Represents the total fair value of 109,091 or 73,091 shares of RSUs granted to our non-employee directors on November 6, 2008 to be recognized by us as an expense in accordance with SFAS 123R. The RSUs vest on a quarterly basis over a 12 month period with the first tranche vested on February 6, 2009. For a discussion on the assumptions made regarding the valuation of the stock awards, please see "Note 8—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

        The following table provides information as of April 29, 2009 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5 percent of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

        Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 60,020,149 shares outstanding as of April 29, 2009. The address for the officers and directors is our corporate office located at 5901 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman Chief Executive Officer, President and Director	1,919,994	(1)	3.11%
Hamish Sandhu Chief Financial Officer	84,955	(2)	*
Joseph M. Dahan Creative Director and Director	13,886,958	(3)	22.96%
Samuel J. (Sam) Furrow Chairman of Board of Directors	3,464,651	(4)	5.73%
Kelly Hoffman Director	86,546	(5)	*
Tom O'Riordan Director	209,546	(6)	*
Suhail R. Rizvi Director	322,238	(7)	*
Kent Savage Director	321,796	(8)	*
BSS-Joe's Investors, LLC and Barry S. Sternlicht 591 West Putnam Avenue Greenwich, Connecticut 06830	5,482,325	(9)	9.10%
MFC Global Investment Management (U.S.), LLC 101 Huntington Avenue Boston, Massachusetts 02199	6,010,000	(10)	10.01%
Windsong DB, LLC 1599 Post Road East Westport, Connecticut 06880	5,540,925	(11)	9.20%

All directors and executive officers, as a group (8 persons)	20,296,682		31.85%

*
Represents beneficial ownership of less than 1%.

(1)
Includes (i) 376,479 shares held for Mr. Crossman's personal account including 207,979 shares of restricted common stock which vest ratably as follows: one-third on October 15, 2009; and one-third on October 15, 2010; (ii) 50,000 shares held for the accounts in trust for Mr. Crossman's minor children, which Mr. Crossman's father is the trustee; and (iii) 1,493,515 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman's personal account. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children. Excludes the following shares not exercisable or vested within 60 days: (i) 780,546 RSUs which vest ratably as follows: one-third on November 6, 2009; one-third on November 6, 2010; and one-third on November 6, 2011

(2)
Includes 31,250 RSUs that vest within 60 days. Excludes the following shares not exercisable or vested within 60 days: 193,750 shares of RSUs held for Mr. Sandhu's personal account which vest over a four year period and are issued ratably every six months on December 18 and June 18 of the respective years.

(3)
Includes (i) 13,618,708 shares held for the personal account of Mr. Dahan and (ii) 68,250 RSUs that vest within 60 days; and (ii) 200,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Dahan's personal account. Excludes the following shares not exercisable or vested within 60 days: 477,750 RSUs held for Mr. Dahan's personal account which vest and are issued ratably every six months beginning on June 18, 2009 until the shares are fully vested on December 18, 2012.

(4)
Includes (i) 3,200,871 shares held for the personal account of Mr. Furrow and 27,273 RSUs that vest within 60 days; (ii) 15,300 shares held for the account of Mr. Furrow's spouse; (iii) 221,207 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Furrow's personal account. Excludes the following shares not exercisable or vested within 60 days: (i) 54,545 RSUs held for Mr. Furrow's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on February 6, 2009 and thereafter until the shares are fully vested on November 6, 2009. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 3,083,598 shares of common stock held in his personal account.

(5)
Includes (i) 18,273 shares held for Mr. Hoffman's personal account; and (ii) 68,273 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options or RSUs held for Mr. Hoffman's personal account. Excludes 36,545 RSUs held for Mr. Hoffman's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on February 6, 2009 and thereafter until the shares are fully vested on November 6, 2009.

(6)
Includes (i) 107,273 shares held for the personal account of Mr. O'Riordan; and (ii) 102,273 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options or RSUs held for Mr. O'Riordan's personal account. Excludes 54,545 RSUs held for Mr. O'Riordan's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on February 6, 2009 and thereafter until the shares are fully vested on November 6, 2009.

(7)
Includes (i) 107,273 shares held for the personal account of Mr. Rizvi; (ii) 10,000 shares held for the account of R-2 Group Holdings LLC, a limited liability company which Mr. Rizvi serves as managing member; (iii) 204,965 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options or RSUs held for Mr. Rizvi's personal account. Excludes 54,545 RSUs held for Mr. Rizvi's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on February 6, 2009 and thereafter until the shares are fully vested on November 6, 2009. Mr. Rizvi disclaims beneficial ownership of such shares held for the account of R-2 Group Holdings LLC except to the extent of his pecuniary interest in such shares.

(8)
Includes (i) 98,273 shares held for the personal account of Mr. Savage; (ii) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (iii) 213,273 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options or RSUs held for Mr. Savage's personal account. Excludes 36,545 RSUs held for Mr. Savage's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on February 6, 2009 and thereafter until the shares are fully vested on November 6, 2009. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

(9)
Includes (i) 5,242,325 shares held for the account of BSS-Joe's Investors, LLC, an entity which Barry S. Sternlicht holds the majority of the membership interests; and (ii) a warrant to purchase up to 240,000 shares of common stock at an exercise price of $1.36 per share. Barry S. Sternlicht, as holder of the majority of the membership interest, has sole voting or investment control over these shares. This information is based upon a Schedule 13D/A filed with the SEC on July 10, 2007.

(10)
MFC Global (U.S.) has the sole power to vote or direct the voting of the shares of common stock and the sole power to dispose or direct the disposition of the shares of common stock beneficially owned. However, through its parent-subsidiary relationship, Manulife Financial Corporation may be deemed to have beneficial ownership of these same shares. This information is based upon a Schedule 13D/A filed with the SEC on February 20, 2009.

(11)
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

Equity Compensation Plan Information

        The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2008, which includes our 2004 Stock Incentive Plan and our 2000 Director Stock Incentive Plan. We stopped granting options under our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)
2004 Incentive Plan	3,109,600	(2)	$1.83	1,546,018
2000 Director Plan	203,546		$0.78	N/A	(3)

	3,313,146		$1.76	1,546,018

(1)
See "2004 Stock Incentive Plan" and "2000 Director Stock Incentive Plan" described in "Notes to Consolidated Financial Statements—Note 8—Stockholders' Equity—Stock Incentive Plans" for a further description of our equity compensation plans.

(2)
Includes 555,849 shares of restricted common stock issued on October 15, 2007 to our CEO and board members that are subject to certain vesting requirements.

(3)
While there are shares available, we no longer grant options under our 2000 Director Stock Incentive Plan since the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

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

JD Holdings Inc.

        On February 7, 2001, we acquired a license for the rights to the Joe's® brand from JD Design LLC, which was subsequently merged with and into JD Holdings. Joe Dahan, our Creative Director and member of the Board of Directors was the sole stockholder of JD Holdings. Under the license agreement, JD Holdings was entitled to a royalty of three percent on net sales of licensed products. In October 2005, we granted JD Holdings the right to develop the children's branded apparel line under an amendment to its master license agreement in exchange for a five percent royalty on net sales of those products. On October 25, 2007, in connection with the acquisition of JD Holdings by us, the license agreement terminated.

        As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.

        For fiscal 2008, 2007 and 2006, the following table sets forth payments made to Mr. Dahan or his related entities.

	(in thousands)
	2008	2007	2006
Expense (income):
Contigent consideration payments	$1,723	$—	$—
Joe's Jeans royalty expense	—	1,647	1,363
Joes Kids license, royalty income	—	(88)	(40)
indie Design fee	—	—	39

        As a related party, Victor Dahan, Mr. Dahan's brother who is the managing member of Shipson LLC, or Shipson, to whom we previously outsourced our E-shop on our Joe's Jeans website. We sold our Joe's® products to Shipson at wholesale price on normal and customary terms and conditions to fulfill purchases by customers on the E-shop. We ceased doing business with Shipson in February 2008. The aggregate amount of the transactions with Shipson during fiscal 2008 was approximately $145,000. As of November 30, 2008, Shipson currently owes $192,000 to us for outstanding purchase orders which have been fully reserved for in our financial statements.

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

Former Related Parties

Commerce Investment Group and affiliates

        Historically, in prior fiscal years, we also had a strategic relationship with certain of our former stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca, AZT and Commerce Investment Group LLC, or Commerce. By virtue of this relationship, we entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests. Beginning in fiscal 2007, these entities were no longer considered related parties as they were no longer greater than 10 percent stockholders of us. In fiscal 2008, there was no activity related to these former related parties.

        The following table represents charges from the affiliated companies pursuant to our relationship with them, including our discontinued operations, as follows:

	(in thousands)
	2007	2006
Former related parties
Purchase order arrangements	$10,727	$12,845
Verbal facilities arrangement	—	256
Supply agreement / Purchase order arrangements	—	16,851
Earn-out due to Sweet Sportswear	—	248
Verbal facilities agreement	—	301
Principal and interest on note payable	—	1,088

  Purchase Order Arrangement

        Until August 2007, we used AZT as a supplier on a purchase order basis for certain of our Joe's® denim products produced in Mexico. Under this arrangement, we advanced the funds to purchase raw materials, which primarily included fabric, anticipated for production of our products. We paid for the production cost less credit for the advances on raw materials. We purchased these products in various stages of production from partial to completed finished goods. In August 2007, we began using a different third party vendor for the production of our products in Mexico.

  Verbal Facilities Arrangement

        Until mid-July 2006, we leased space for our headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca. Under this arrangement, we paid to Azteca a monthly fee for allocated expenses associated with our use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space. These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities. In mid-July 2006, we moved our headquarters and principal executive offices to nearby office and warehouse space and accordingly, there is no continuing obligation to pay Azteca under this arrangement.

  Supply Agreement/Purchase Order Arrangements

        In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, our IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sold denim apparel primarily to American Eagle Outfitters, Inc., or AEO. Simultaneous with the Blue Concept APA, we entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005. Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15 percent. After the expiration of the supply agreement, we continued to use AZT as a supplier on a purchase order basis for our AEO products under similar terms. Upon completion of the sale of our private label division to Cygne Designs, Inc., or Cygne, as discussed in "Note 15—Discontinued Operations," Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

  Earn-out Due to Sweet Sportswear LLC

        The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5 percent of the gross sales solely attributable to AEO. In May 2006, Cygne assumed the future liability associated with this payment except a remaining $4,000 balance shown below.

  Discontinued Operations—Principal and Interest on Note Payable

        We originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca. In July 2003, we issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note. The Blue Concept Note bore interest at a rate of six percent and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period. On March 5, 2004, after stockholder approval, a portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00. In May 2006, Cygne assumed the remaining principal balance of the Blue Concept Note and Azteca released us from all remaining obligations. The Blue Concept Note was reclassified as a discontinued operation liability. During fiscal 2006, the principal amount outstanding, principal amount paid and interest paid on the Blue Concept Note was as follows:

2006
Principal Amount Outstanding	$7,936,655

Principal Paid	$826,153
Interest Paid	261,847

Principal and Interest on Note Payable	$1,088,000

        Under the terms of the original asset purchase agreement, in addition to the shares previously issued, we issued on May 17, 2006, 1,041,667 shares of our common stock as a result of our average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006 and recognized this issuance in our Statement of Stockholders' Equity.

  Aggregate balances by entities

        As of November 30, 2008 and November 30, 2007, respectively, the balances due (to) or due from these related parties (collectively described as Commerce Investment Group and affiliates above) and certain of their affiliates are as follows (in thousands):

	2008	2007
AZT International SA de CV	$—	$1,800
Commerce Investment Group	—	(2,822)
Sweet Sportswear, LLC	(4)	(4)
Cygne Design Inc.	(5)	(5)

	$(9)	$(1,031)

        The AZT balance represented the balances due as a result of production efforts in Mexico as of November 30, 2007. Upon completion of the sale of our private label division to Cygne, as discussed in "Note 15—Discontinued Operations," Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates. The balance due to Commerce represents the adjusted balance remaining that we continued to be obligated for after the completion of the transaction with Cygne. The balance of $5,000 due to Cygne represented the amount owed to Cygne as a result of certain chargebacks from our former customers.

Director Independence

        Currently, the following members of our Board of Directors are considered "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

  •
  Kelly Hoffman

  •
  Thomas O'Riordan

  •
  Suhail Rizvi

  •
  Kent Savage

        In making its determination that the foregoing directors are independent, the Board considered all relevant facts and circumstances. The Board considered the sublease of our office space to an entity owned by Mr. Rizvi. The Audit Committee has concluded that the sublease does not impact Mr. Rizvi's independence. We do not have any past or present members serving on our Audit Committee, Compensation and Stock Option Committee and Nominating and Governance Committee that are not considered to be independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        For the fiscal years ended November 30, 2008 and 2007, E&Y billed the approximate fees as described below.

Audit Fees

        Fees for audit services totaled approximately $528,000 for the year ended November 30, 2008 and $574,000 for the year ended November 30, 2007, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents and comfort letters related to registration statements for equity issuances and our stock incentive plan.

Audit-Related Fees

        There were no fees for audit-related services for the year ended November 30, 2008 and 2007.

Tax Fees

        Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $137,000 for the year ended November 30, 2008 and $107,000 for the year ended November 30, 2007.

All Other Fees

        There were no other fees for the years ended November 30, 2008 and 2007.

        The Audit Committee has adopted a policy which requires the Audit Committee's pre-approval of audit and non-audit services performed by the independent auditor to assure that the provision of such services does not impair the auditor's independence. The Audit Committee approves such services on an on-going basis prior to the incurrence of any such audit and non-audit services. The Audit Committee pre-approved all of the audit and non-audit services rendered by E&Y listed above.

        The Audit Committee has determined that the services provided by E&Y were compatible with maintaining E&Y's independence.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed as a part of this Annual Report:

        1 and 2. Financial Statements and Financial Statement Schedules

(a)
3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1	Agreement and Plan of Merger dated February 6, 2007 by and among Innovo Group Inc., Joe's Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended February 24, 2007 filed on April 10, 2007
2.2	First Amendment to Agreement and Plan of Merger dated June 25, 2007 by and among Innovo Group Inc., Joe's Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to Current Report on Form 8-K filed on June 26, 2007
2.3	Exhibit A to Agreement and Plan of Merger—Amended and Restated Plan of Merger	Exhibit 2.2 to Current Report on Form 8-K filed on June 26, 2007
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007
3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993
4.1	Form of Common Stock Purchase Warrant	Exhibit 4.2 to Current Report on Form 8-K filed on June 23, 2004
4.2	Form of Registration Rights Agreement	Exhibit 4.3 to Current Report on Form 8-K filed on June 23, 2004
4.3	Form of Securities Purchase Agreement dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.4	Form of Common Stock Purchase Warrant dated December 19, 2006	Exhibit 4.2 to Current Report on Form 8-K filed on December 26, 2006
4.5	Form of Common Stock Purchase Warrant dated December 26, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on January 3, 2007
4.6	Form of Securities Purchase Agreement dated June 27, 2007	Exhibit 4.1 to Current Report on Form 8-K filed on July 3, 2007
4.7	Form of Common Stock Purchase Warrant dated June 27, 2007	Exhibit 4.2 to Current Report on Form 8-K filed on July 3, 2007
10.1	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007
10.2	Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007
10.3	Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.4	Inventory Security Agreement dated August 20, 2002 between Joe's Jeans Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.5	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003
10.6	2000 Employee Stock Incentive Plan, as amended	Attachment D to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000
10.7	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000
10.8	2004 Stock Incentive Plan	Exhibit E to Definitive Merger Proxy Statement on Schedule 14A filed on September 5, 2007
10.9	Separation Agreement by and between Innovo Group Inc. and Samuel J. Furrow, Jr.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 2, 2006
10.10	Dissolution Agreement with Beyond Blue Inc. dated February 1, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007
10.11	Settlement Agreement and Release with Beyond Blue Inc. dated July 3, 2007	Filed herewith
10.12	Offer Letter by and between Innovo Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2007

Exhibit Number	Description	Document if Incorporated by Reference
10.13	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc. (formerly Joe's Jeans Inc.), Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2007
10.14	Amendment to Guaranty Agreement by and between Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2007
10.15	Termination Agreement by and between Joe's Jeans Inc. and JD Holdings, Inc. dated October 25, 2007	Exhibit 10.3 to the Current Report on Form 8-K filed on October 30, 2007
10.16	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007
10.17	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007
10.18	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007
10.19	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008
10.20	Letter Agreement with Pixior LLC	Filed herewith
10.21	Global Customer Surcharge Letter Agreement with The CIT Group/Commercial Services, Inc. dated March 11, 2009	Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2009
14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*
We have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.

Joe's Jeans Inc. and Subsidiaries

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc.

        We have audited the accompanying consolidated balance sheets of Joe's Jeans Inc. and subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
April 20, 2009

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 30, 2008	November 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,465	$1,331
Accounts receivable, net of allowance for customer credits and doubtful accounts of $660 (2008) and $652 (2007)	865	803
Inventories, net	22,271	20,803
Prepaid expenses and other current assets	301	282

Total current assets	26,902	23,219
Property and equipment, net	2,825	792
Goodwill	3,836	10,415
Intangible assets, net	24,000	13,200
Other assets	106	—

Total assets	$57,669	$47,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,628	$7,788
Due to factor	2,900	3,040
Due to related parties	205	1,148

Total current liabilities	11,733	11,976
Long term deferred rent	251	—
Deferred tax liability	9,600	5,254

Total liabilities	21,584	17,230
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 59,946 shares issued and 59,806 outstanding (2008) and 59,862 shares issued and 59,750 outstanding (2007)	5,996	5,988
Additional paid-in capital	102,859	102,056
Accumulated deficit	(69,970)	(74,872)
Treasury stock, 140 shares (2008) and 112 shares (2007)	(2,800)	(2,776)

Total stockholders' equity	36,085	30,396

Total liabilities and stockholders' equity	$57,669	$47,626

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended
	November 30, 2008	November 30, 2007	November 25, 2006
Net sales	$69,174	$62,767	$46,633
Cost of goods sold	36,543	36,137	31,224

Gross profit	32,631	26,630	15,409

Operating expenses
Selling, general and administrative	26,161	23,085	21,587
Depreciation and amortization	350	359	290

	26,511	23,444	21,877

Income (loss) from continuing operations	6,120	3,186	(6,468)
Interest expense	(633)	(828)	(573)
Other expense, net	—	(13)	(67)

Income (loss) from continuing operations, before taxes	5,487	2,345	(7,108)
Income taxes	585	91	36

Income (loss) from continuing operations	4,902	2,254	(7,144)
Loss from discontinued operations, net of tax	—	—	(2,149)

Net income (loss)	$4,902	$2,254	$(9,293)

Earnings (loss) per common share—Basic
Income (loss) from continuing operations	$0.08	$0.05	$(0.21)
Loss from discontinued operations	—	—	(0.06)

Earnings (loss) per common share—Basic	$0.08	$0.05	$(0.27)

Earnings (loss) per common share—Diluted
Income (loss) from continuing operations	$0.08	$0.05	$(0.21)
Loss from discontinued operations	—	—	(0.06)

Earnings (loss) per common share—Diluted	$0.08	$0.05	$(0.27)

Weighted average shares outstanding
Basic	59,420	43,840	33,853
Diluted	59,671	45,000	33,853

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 26, 2005	33,414	$3,343	$78,823	$(67,833)	$(2,776)	$11,557
Net loss	—	—	—	(9,293)	—	(9,293)
Common stock issued to related party	1,041	104	(104)	—	—	—
Stock-based compensation	—	—	1,044	—	—	1,044

Balance, November 25, 2006	34,455	3,447	79,763	(77,126)	(2,776)	3,308
Net income	—	—	—	2,254	—	2,254
Stock-based compensation	—	—	34	—	—	34
Restricted common stock issued to Board of Directors	556	56	24	—	—	80
Exercise of stock options	367	37	301	—	—	338
Exercise of warrants	2,050	205	984	—	—	1,189
Common stock issued in private placements, net	8,434	843	4,683	—	—	5,526
Common stock issued in connection with merger	14,000	1,400	16,267	—	—	17,667

Balance, November 30, 2007	59,862	5,988	102,056	(74,872)	(2,776)	30,396
Net income	—	—	—	4,902	—	4,902
Stock-based compensation, net of withholding taxes	—	—	798	—	—	798
Stock repurchase	—	—	—	—	(24)	(24)
Issuance of restricted common stock	71	7	(7)	—	—	—
Exercise of stock options	13	1	12	—	—	13

Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2008	November 30, 2007	November 25, 2006
Net income (loss)	$4,902	$2,254	$(9,293)
Net loss from discontinued operations	—	—	(2,149)

Net income (loss) from continuing operations	4,902	2,254	(7,144)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	350	315	242
Loss on sale of property and equipment	—	—	17
Amortization of intangibles	—	44	48
Stock-based compensation	842	114	1,044
Provision for non-factored customer credits and doubtful accounts	8	184	169
Changes in operating assets and liabilities:
Accounts receivable	(70)	(489)	(495)
Inventories	(1,468)	(14,536)	5,007
Prepaid expenses and other assets	(125)	445	(544)
Accounts payable and accrued expenses	840	969	2,957
Due to/from related parties	(943)	3,229	535
Deferred rent	251	—	—

Net cash provided by (used in) continuing operating activities	4,587	(7,471)	1,836
Net cash provided by discontinued operations	—	—	555

Net cash provided by (used in) operating activities	4,587	(7,471)	2,391
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	2	—
Purchases of property and equipment	(2,383)	(272)	(668)
Expenditures in connection with merger	125	(518)	—

Net cash used in continuing investing activities	(2,258)	(788)	(668)
Net cash provided by discontinued operations	—	—	614

Net cash used in investing activities	(2,258)	(788)	(54)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	(140)	2,152	(1,270)
Exercise of stock options	13	338	—
Purchase of treasury stock	(24)	—	—
Payment of taxes on restricted stock units	(44)	—	—
Exercise of warrants	—	1,189	—
Issuance of stock, net of registration expense	—	5,526	—

Net cash (used in) provided by continuing activities	(195)	9,205	(1,270)
Net cash used in discontinued operations	—	—	(1,242)

Net cash (used in) provided by financing activities	(195)	9,205	(2,512)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,134	946	(175)
CASH AND CASH EQUIVALENTS, at beginning of year	1,331	385	560

CASH AND CASH EQUIVALENTS, at end of year	$3,465	$1,331	$385

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Joe's Jeans Inc.'s, or Joe's, principal business activity involves the design, development and worldwide marketing of apparel products. Joe's primary current operating subsidiary is Joe's Jeans Subsidiary Inc. All significant inter-company transactions have been eliminated. Currently, Joe's has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from a license agreement for accessories, and from sales by its retail stores. On October 12, 2007, Joe's filed an amended and restated certificate of incorporation in Delaware to change its corporate name from Innovo Group Inc. to Joe's Jeans Inc. and to increase the shares of common stock authorized for issuance to 100,000,000.

        Joe's fiscal year end is November 30. Effective October 11, 2007, Joe's changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period. This change was made to conform to standard quarterly accounting periods. Prior to a change in its fiscal year in October 2007, Joe's fiscal year end was the Saturday closest to November 30 based upon a 52 week period. The fiscal year 2006 ended on November 25, 2006 and is referred to as fiscal 2006 in the accompanying Notes to Consolidated Financial Statements. The quarterly periods for fiscal 2006 consisted of 13 week periods based on a Sunday to Saturday week. Fiscal years as presented have 52 weeks and 6 days for the year ending November 30, 2007 and 52 weeks for the year ended November 25, 2006. The modification of the fiscal years did not have a material effect on Joe's financial condition, results of operations or cash flows.

        As a result of the sale of assets related to certain areas of its operations, Joe's reclassified and reported the following operating divisions of its various subsidiaries as "Discontinued Operations": (1) its former headquarters in Springfield, Tennessee that was used as a commercial rental property operated under its Leaseall Management Inc. subsidiary, or Leaseall, sold in February 2006, and (2) its private label apparel division operated under its Innovo Azteca Apparel, Inc., or IAA, subsidiary and sold in May 2006. Continuing operations include the results of Joe's branded apparel business, including certain terminated branded apparel lines, which were not separate operating divisions and thus, not considered to be part of "Discontinued Operations."

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

Revenue Recognition

        Revenues are recorded when title transfers to the customer, which is typically at the shipping point for most of our customers or when it reaches a designated consolidator for some major department store customers. Joe's records estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances which are based upon a percentage of sales. Joe's also allows for returns based upon pre-approval or for damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

        Joe's evaluates its ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. In circumstances where Joe's is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, Joe's recognizes reserves for bad debts and charge-backs based on historical collection experience. If collection experience deteriorates (i.e., an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due to Joe's could be reduced by a material amount. See "Note 3—Accounts Receivable, Inventory Advances and Due to Factor" for further discussion.

Inventory

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventory consists of finished goods, work-in-process and raw materials. Joe's continually evaluates its inventories by assessing slow moving current product. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory for individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales of this type of inventory. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. Costs capitalized in inventory include the purchase price of raw materials and finished goods, plus in-bound transportation costs and import fees and duties.

Costs of Goods Sold

        The types of costs classified in costs of goods sold include product, freight in, freight out, inventory reserves, inventory markdowns and other various charges.

Selling, General and Administrative Expenses

        The types of costs classified in selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, facilities, fulfillment and distribution.

Earnings (Loss) Per Share

        Net earnings (loss) per share has been computed in accordance with Financial Accounting Standard Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share."

Advertising Costs

        Advertising costs are charged to expense as incurred, or, in the case of media ads, upon first airing. Brochures and catalogues are capitalized and amortized over their expected period of future benefits, which is typically twelve months or less.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Capitalized costs related to catalogues and brochures are included in prepaid expenses and other current assets. Joe's did not have any capitalized costs in fiscal 2008 or 2007. In fiscal 2006, Joe's had $14,000 in capitalized costs. Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $1,591,000, $806,000 and $1,637,000 for fiscal 2008, 2007 and 2006, respectively.

Financial Instruments

        The fair values of Joe's financial instruments (consisting of cash, accounts receivable, accounts payable, due to factor and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. Joe's neither holds, nor is obligated under, financial instruments that possess off-balance sheet credit or market risk.

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

        Joe's accounts for goodwill and other intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," or SFAS No. 142. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. Accordingly, Joe's did not amortize any goodwill in fiscal 2008, 2007 or 2006. However, certain finite-lived identifiable intangible assets are amortized using the straight line method over a life of 10 years. Amortization expense related to the license agreement pursuant to which Joe's originally acquired the right to use the Joe's® brand, totaled $44,000 and $48,000 for fiscal 2007 and 2006, respectively. In connection with the merger with JD Holdings, Inc., or JD Holdings, the license agreement was terminated and Joe's acquired JD Holdings, which included all right, title and interest in the Joe's®, Joe's Jeans™ and JD® logos and marks. Pursuant to SFAS No. 142, Joe's has assigned an indefinite life to these intangible assets and therefore, no amortization expense was recognized after the date of acquisition. However, Joe's tests the assets for impairment annually as described below.

        SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill.

        Joe's annual impairment testing date is September 30 of each year. On that date, Joe's determined that there was no impairment of its indefinite lived intangible assets or goodwill. Additionally, its market capitalization on the impairment testing date was approximately $65,809,000. On November 30,

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

2008, the carrying value of Joe's net assets was $36,085,000 and the market capitalization of Joe's outstanding shares was $21,581,000. Accordingly, management updated its annual goodwill impairment test in accordance with SFAS No. 142.

        Joe's calculated the implied fair value of its net assets using a weighting of (1) a discounted cash flow analysis using updated forward-looking projections of estimated future operating results and (2) a guideline company methodology under the market approach using revenue and earnings before interest, taxes, depreciation and amortization, or EBITDA, multiples. Based on the results of this testing, management concluded that Joe's implied fair value exceeded its carrying value at November 30, 2008 and accordingly, determined that its recorded goodwill was not impaired as of November 30, 2008.

        Joe's also considered the market value of its common stock as of November 30, 2008. However, given the volatility in the stock market during the quarter ended November 30, 2008, as well as the impact that the credit crisis and the recession had on the equity markets during that period, and the fact that, after consideration of a control premium and that its stock only started to trade below book value during the fourth quarter, Joe's concluded that it was appropriate to place reliance on fair value as calculated by its discounted cash flow and market approach based on market participants in evaluating goodwill impairment as of November 30, 2008. Joe's continued reliance this approach may not be appropriate in the future if its market capitalization continues to be less than the carrying value of our net assets for a prolonged period. If, in the future, Joe's determines that it has not passed the step one test of SFAS No. 142, Joe's believes that goodwill could be impaired under the step two test of SFAS No. 142.

Cash Equivalents

        Joe's considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

        Financial instruments that potentially subject Joe's to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and amounts due from factor. Joe's maintains cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution. Joe's performs periodic evaluations of the relative credit rating of those financial institutions that are considered in Joe's investment strategy.

        Joe's does not require collateral for trade accounts receivable. However, Joe's sells a portion of its accounts receivable to CIT Commercial Services, Inc., or CIT, on a non-recourse basis. In that instance, Joe's is no longer at risk if the customer fails to pay. However, for accounts receivable that are not sold to CIT or sold on a recourse basis, Joe's continues to be at risk if these customers fail to pay. Joe's provides an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management's expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For fiscal 2008, 2007 and 2006, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2008	2007	2006
Nordstrom, Inc.	20.2%	17.9%	16.0%
Macys, Inc.	19.5%	17.6%	16.8%
Anthropologie	10.3%	*	*

    *
    Less than 10%.

        Joe's 10 largest customers and customer groups accounted for approximately 69 percent of its net sales during fiscal 2008. In addition, Joe's international sales were $5,390,000, $3,248,000 and $3,641,000 in fiscal 2008, 2007 and 2006, respectively.

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment," or SFAS No. 123(R), which requires all share-based payments to employees and directors, including grants to employees and directors of stock options, to be recognized in the statement of income based upon their fair values. Joe's adopted SFAS No. 123(R) utilizing the "modified prospective" basis method on November 27, 2005, the beginning of its 2006 fiscal year. A "modified prospective" method is where compensation costs are recognized beginning on November 27, 2005 for all share-based payments granted after that date and for all awards that remain unvested as of that date. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for Joe's and prior periods have not been restated. Under SFAS No. 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, Joe's has elected to apply a straight-line recognition method to account for these awards.

Property and Equipment

        Property and equipment are stated at the lesser of cost or fair value in the case of impaired assets. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included in the determination of net income (loss).

Income Taxes

        Joe's accounts for income taxes using the asset and liability approach as promulgated by SFAS No. 109, "Accounting for Income Taxes." Joe's uses the liability method of accounting for income taxes in accordance with SFAS No. 109. Under the liability method, deferred taxes are determined based on

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in Joe's expected realization of these assets depends on its ability to generate sufficient future taxable income. Joe's ability to generate enough taxable income to utilize its deferred tax assets depends on many factors, among which is Joe's ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109", or FIN No. 48. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Joe's adopted the provisions of FIN No. 48 on December 1, 2007. As of the date of adoption, Joe's had no unrecognized tax benefits and the adoption of FIN No. 48 had no impact on Joe's consolidated financial statements. Joe's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. Subsequent to Joe's adoption of FIN No. 48, no additional interest and penalties have been recognized in its consolidated financial statements.

Reclassifications

        Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Discontinued Operations

        In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the accompanying consolidated financial statements reflect the results of operations and financial position of its commercial rental property, its craft and accessory business segment and its private label apparel division separately as discontinued operations.

Other Recently Issued Financial Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Joe's adopted SFAS No. 157 on December 1, 2007. Given the nature of Joe's current financial instruments, the adoption of SFAS No. 157 did not have a material impact on its results of operations or consolidated financial position.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Joe's adopted SFAS No. 159 on December 1, 2007. Given the nature of Joe's current financial instruments, the adoption of SFAS No. 159 did not have a material impact on its results of operations or consolidated financial position.

        On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations," or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe's. Joe's does not expect that SFAS No. 141(R) will have any impact on its financial statements unless it enters into an applicable transaction in the future.

        On December 4, 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51," or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe's. Joe's does not expect that SFAS No. 160 will have any impact on its financial statements unless it enters into an applicable transaction in the future.

        In June 2008, the FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 08-3, "Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements," or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to Joe's.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411 "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Joe's does not expect the adoption of SFAS No. 162 to impact Joe's results of operations, financial position or cash flows.

3. Accounts Receivable, Inventory Advances and Due to Factor

        Joe's primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with its factor, CIT.

        As a result of these agreements, amounts due to factor consist of the following (in thousands):

	November 30, 2008	November 30, 2007
Non-recourse receivables assigned to factor	$9,954	$8,346
Client recourse receivables	1,444	778

Total receivables assigned to factor	11,398	9,124
Allowance for customer credits	(2,087)	(1,421)
Net loan balance from factored accounts receivable	(9,903)	(6,201)
Net loan balance from inventory advances	(2,308)	(4,542)

Due to factor	$(2,900)	$(3,040)

Non-factored accounts receivable	$1,525	$1,455
Allowance for customer credits	(120)	(103)
Allowance for doubtful accounts	(540)	(549)

Accounts receivable, net of allowance	$865	$803

        Of the total amount of receivables sold by Joe's as of November 30, 2008 and 2007, Joe's bears the risk of payment of $1,444,000 and $778,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services

        On June 1, 2001, the Joe's Jeans Subsidiary entered into an accounts receivable factoring agreement and an inventory security agreement with CIT. In prior years, Joe's other active subsidiaries also entered into substantially identical agreements. These agreements give Joe's the ability to obtain cash by selling to CIT certain of its accounts receivable and to obtain advances for up to 50 percent of the value of certain eligible inventory. The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. CIT currently permits Joe's to sell its accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe's pursuant to these agreements and to impose surcharges on our rates for certain of our customers. As further assurance to CIT, cross guarantees were executed by and among Joe's and all of its subsidiaries to guarantee each subsidiaries' obligations.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accounts Receivable, Inventory Advances and Due to Factor (Continued)

        As of November 30, 2008, Joe's cash availability with CIT was approximately $1,020,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, the Joe's trademarks are not encumbered.

        The agreements may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The agreements may be terminated by Joe's upon 60 days' written notice prior to June 30, 2010, or earlier provided that the minimum factoring fees have been paid for the respective period.

        The factoring rate that Joe's pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe's bears the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. As of November 30, 2008, the Chase prime rate was four percent.

        In addition, in the event Joe's needs additional funds, Joe's has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability. At November 30, 2008, Joe's had nine letters of credit outstanding in the aggregate amount of $311,000.

4. Merger Transaction

Merger Agreement

        Joe's, Joe's Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement. JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks, related to the Joe's®, Joe's Jeans™ and JD brand and marks, or the Joe's Brand. JD Holdings was the successor to JD Design, the entity from whom Joe's licensed the Joe's Brand. The license agreement terminated automatically upon completion of the merger. Joe's acquired JD Holdings in order to acquire the Joe's Brand which allowed it to expand it product offerings and the brand in the marketplace, including opening Joe's retail stores and entering into licenses for additional product categories. Joe's believed that the combined company created synergies to allow it to generate additional revenue from the brand recognition established by the denim business and increased market opportunity. Joe's also believed that the combined company and complete ownership of the Joe's Brand enhanced the value of Joe's from a stockholder and market participant point of view. Joe's believes that these factors support the amount of goodwill recorded.

        Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, Joe's and JD Holdings completed the merger. In connection with the merger, Joe's Subsidiary merged with and into JD Holdings, with Joe's Subsidiary as the surviving entity. In addition, Joe's issued 14,000,000 shares of its common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $93,000 of merger related expenses. As a result of the merger, Joe's now owns all outstanding stock of JD Holdings and all rights, title and interest in the Joe's Brand.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Merger Transaction (Continued)

        Under the revised Merger Agreement, Mr. Dahan is entitled to, for a period of 120 months following October 25, 2007, a certain percentage of the gross profit earned by Joe's in any applicable fiscal year. See "Note 9—Commitments and Contingencies—Contingent Consideration Payments" for further discussion of the contingent consideration obligation. In addition, the Merger Agreement contains a restrictive covenant relating to non-competition and non-solicitation for one year following the termination of Mr. Dahan's service.

        Upon completion of the merger, on October 25, 2007, Mr. Dahan became an officer, director and greater than 10 percent stockholder of Joe's and an Employment Agreement and Investor Rights Agreement became effective.

        The merger has been accounted for as a business combination under U.S. generally accepted accounting principles. Accordingly, management has allocated the purchase price to the assets and liabilities of JD Holdings in Joe's financial statements as of the completion of the merger at their respective fair values. At November 30, 2007, the valuations of intangible assets, income taxes and certain other items were preliminary. Management completed the initial purchase price allocation during fiscal 2008. In March 2009, management performed a revised allocation as a result of the restatement of its first three quarter financial statements for fiscal 2008. See "Note 18—Restatement of Prior Quarters" for a further discussion of the restatement.

        Under the purchase method of accounting, the total consideration as shown in the table below is allocated to JD Holdings' intangible assets based on their estimated fair values as of the date of the completion of the merger. The consideration has been allocated as follows:

Allocation of Purchase Price
Calculation of Consideration:
Purchase of JD Holdings common shares(1)	$17,667,000
Cash payments for JD Holdings shares(2)	300,000
Other(3)	269,000

Total consideration(4)	$18,236,000

Consideration Allocated to Acquired Net Assets Based on Fair Value:
JD Holdings historical book value of net assets acquired	$—
Adjustments to bring acquired assets and liabilities to fair value:
Trademark contract right	24,000,000
Goodwill	3,836,000
Less deferred tax liability	(9,600,000)

Fair value of net assets acquired	$18,236,000

    (1)
    Represents the value of 14,000,000 shares of our common stock to be issued in exchange for the outstanding shares of JD Holdings common stock in the merger, based on 1,000 shares of JD Holdings common stock outstanding as of October 25, 2007 and based on the average price of $1.3975 of Joe's common stock as reported on NASDAQ for the two day period before and after the date the merger, as amended, was announced (June 25, 2007) less a 9.7% discount for the restrictions on resale as a result that the shares will not

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Merger Transaction (Continued)

      initially be registered for resale and will be contractually restricted for certain periods under the Merger Agreement The 9.7% discount on the 14,000,000 common shares was estimated based upon a Black-Sholes option pricing theory with the following assumptions (i) estimated dividend yield (0.00%); (ii) expected stock price volatility (82.80%); (iii) risk-free interest rate (5.26%); and (iv) expected life (1 month).

    (2)
    Represents the cash consideration paid under the Merger Agreement.

    (3)
    Includes direct merger costs, including financial advisory, legal, accounting and other costs.

    (4)
    The contingent consideration, which is not contingent upon Mr. Dahan's continued employment, is not included in the fair value of the net assets acquired at the acquisition date. This contingent consideration will be accounted for as an operating expense.

        The assets acquired in this merger consisted of all outstanding stock of JD Holdings and intangible assets. JD Holdings had an immaterial amount of other assets, including incidental office equipment that was distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction. Pursuant to the SFAS No. 142, Joe's has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense needs to be recognized. However, Joe's tests the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired and contingent consideration payments are recorded as an expense. For fiscal 2008, Joe's has recorded $1,723,000 of contingent consideration payments as an operating expense.

Employment Agreement

        After completion of the merger, Joe's entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe's Brand.

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

        Under the terms of the employment agreement, Joe's may terminate Mr. Dahan for cause or if he becomes disabled, as defined in the agreement. Should Joe's terminate Mr. Dahan's employment for cause or disability, Joe's would only be required to pay him through the date of termination. Joe's may terminate Mr. Dahan's employment without cause at any time upon two weeks notice, provided that it pays to him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan may terminate his employment for good reason at any time with 30 days written notice. In the event that Mr. Dahan terminates his employment for good reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the term of employment. Further, Mr. Dahan may terminate his employment for any reason upon ten business days' notice and only be entitled to his salary as of the date of termination on a pro rata basis.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Merger Transaction (Continued)

        The employment agreement contains customary terms and conditions related to confidentiality of information, ownership by Joe's of all intellectual property, including future designs and trademarks, alternative dispute resolution and Mr. Dahan's duties and responsibilities to Joe's and the Joe's Brand as Creative Director.

Investor Rights Agreement

        Upon the closing of the merger, Joe's also entered into an investor rights agreement. Pursuant to the investor rights agreement, Joe's agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the merger. The shares of common stock issued as merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date. Joe's agreed to bear all expenses associated with registering these shares for resale and have granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by Joe's. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions and indemnification of the parties. On March 24, 2008, a registration statement on Form S-3 was declared effective for the resale of up to 2,333,333 shares where the contractual restrictions on resale lapsed on April 25, 2008.

5. Inventories

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2008	November 30, 2007
Finished goods	$9,346	$6,866
Finished goods consigned to others	84	584
Work in progress	1,744	1,998
Raw materials	12,141	11,969

	23,315	21,417
Less allowance for obsolescence and slow moving items	(1,044)	(614)

	$22,271	$20,803

        Joe's recorded charges to its inventory reserve allowance of $22,000, $221,000 and $3,870,000 in fiscal 2008, 2007 and 2006, respectively.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	2008	2007
Computer and equipment	3 - 7	$1,219	$1,088
Furniture and fixtures	3 - 7	393	221
Leasehold improvements, primarily retail	5 - 10	2,269	189

		3,881	1,498
Less accumulated depreciation		(1,056)	(706)

Net property and equipment		$2,825	$792

        Depreciation expenses aggregated $350,000, $315,000 and $242,000 for fiscal 2008, 2007 and 2006, respectively.

7. Income Taxes

        The provision (benefit) for domestic and foreign income taxes from continuing operations is as follows:

	Year ended
	(in thousands)
	2008	2007	2006
Current:
Federal	$460	$65	$—
State	125	26	36

	585	91	36

Deferred:
Federal	(382)	974	(4,162)
State	1,823	319	(2,180)

	1,441	1,293	(6,342)

Change in valuation allowance	(1,441)	(1,293)	6,342

Total	$585	$91	$36

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        For fiscal 2006, there was no effect for income tax benefits realized by Joe's due to losses. Net deferred tax assets result from the following temporary differences between the book and tax bases of assets and liabilities:

	Year ended
	(in thousands)
	2008	2007
Deferred tax assets:
Property and equipment basis difference	$—	$233
Allowance for customer credits and doubtful accounts	1,099	829
Inventory valuation	488	246
Benefit of net operating loss carryforwards	17,018	19,461
Goodwill and intangible assets	689	52
Stock compensation expense	368	362
Inventory capitalization	442	403
Other	291	146

Total deferred tax assets	20,395	21,732

Deferred tax liability:
Property and equipment basis difference	(104)	—

Total deferred tax liabilities	(104)	—

Net deferred tax	20,291	21,732
Valuation allowance	(20,291)	(21,732)

Total deferred tax assets	$—	$—

Deferred tax liability-purchase accounting
Long lived intangible asset	$9,600	$5,254

Total deferred tax liability	9,600	5,254

Total net deferred tax liability	$9,600	$5,254

        For continuing operations, the reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2008	2007	2006
Computed tax provision (benefit) at the statutory rate	35%	34%	(34)%
State income tax	6%	6%	—
All others	0%	1%	—
Change in valuation allowance	(26)%	(37)%	34%
True ups and other adjustments	(4)%	—	—

Effective tax rate	11%	4%	0%

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Joe's and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. Joe's is not currently under an Internal Revenue Service tax examination or an examination by any other state, local or foreign jurisdictions for any tax year. Joe's has identified its federal tax return and its state tax return in California as major tax jurisdictions. The only periods subject to examination for Joe's federal tax returns are years 2005 through 2007. The periods subject to examination for Joe's state tax returns in California are years 2004 through 2007.

        Joe's had a net operating loss carryforward of $55,548,000 at the end of fiscal 2007 for federal tax purposes that expire through 2026. Joe's also has $25,553,000 of net operating loss carryforwards available for California which begin to expire in 2014. Joe's recorded an income tax expense of $585,000, $91,000 and $36,000 for fiscal 2008, 2007 and 2006, respectively. Joe's effective tax rate was 11 percent for fiscal 2008, four percent for fiscal 2007 and zero percent for fiscal 2006.

        Certain limitations may be placed on net operating loss carryforwards as a result of "changes in control" as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of Joe's ability to offset taxable income. Management believes that certain changes in control have occurred which resulted in limitations on its net operating loss carryforwards. Management has determined that realization of the net deferred tax assets does not meet the more likely than not criteria. As a result, a valuation allowance has been provided for. The difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operating loss tax carryforwards against which a full valuation allowance has been established.

8. Stockholders' Equity

Issuances of Common Stock

        In July 2003, Joe's entered into an asset purchase agreement with Azteca Production International Inc., or Azteca, for the purchase of Azteca's private label division. In connection with the agreement, Joe's was obligated to issue additional shares of its common stock in the event that it traded at an average stock price of less than $3.00 per share for the period between February 10, 2006 and March 12, 2006. On May 17, 2006, Joe's issued 1,041,667 shares as a result of this provision and recognized the issuance in the Statement of Stockholders' Equity.

        In December 2006, Joe's issued 6,834,347 shares of its common stock at a purchase price of $0.53 per share, 2,050,304 warrants to purchase common stock at an exercise price of $0.58 per share and 125,000 warrants to purchase common stock at an exercise price of $0.66 per share in a private placement transaction. In June 2007, Joe's issued 1,600,000 shares of its common stock at a purchase price of $1.25 per share and 480,000 warrants to purchase shares of its common stock at a purchase price of $1.36 per share. See "Note 14- Private Placement Transactions" for a further discussion of this equity financing transaction.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        On June 27, 2007, Joe's received notices from two holders of warrants that it was exercising certain previously issued warrants and issued 2,050,304 shares of its common stock. Joe's received gross proceeds of $1,189,000 in connection with the warrant exercise.

        After approval by Joe's stockholders and in connection with the closing of the merger with JD Holdings, Joe's issued to Mr. Dahan, the sole stockholder, 14,000,000 shares of its common stock in exchange for all of its outstanding shares.

Warrants

        Joe's has issued warrants in conjunction with various private placements of its common stock and debt to equity conversions. All warrants are currently exercisable. As of November 30, 2008, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration
$1.53	125,000	June 2004	June 2009
2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012

	792,500

        During fiscal 2008, 590,833 warrants expired unexercised.

Stock Incentive Plans

        In March 2000, Joe's adopted the 2000 Employee Stock Option Plan, or the 2000 Employee Plan. In connection with stockholder approval of the 2004 Stock Incentive Plan, Joe's stated that it would no longer grant options pursuant to the 2000 Employee Plan. In December 2007, the outstanding options remaining under the 2000 Employee Plan expired and the 2000 Employee Plan automatically terminated.

        In September 2000, Joe's adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees. After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe's no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan. As of November 30, 2008, options to purchase up to 203,546 shares of common stock remained outstanding under the 2000 Director Plan.

        On June 3, 2004, Joe's adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock. Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000. Exercise price for incentive options may not be less than the fair market value of Joe's common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Stock Option Committee, or Compensation Committee. The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. During the fourth quarter of fiscal 2007, Joe's granted 555,849 shares of restricted common stock to its directors and CEO pursuant to the 2004 Stock Incentive Plan. In December 2007, Joe's issued 745,600 restricted common stock units, or RSUs, to its employees pursuant to the 2004 Stock Incentive Plan. In the fourth quarter of fiscal 2008, Joe's granted 1,950,000 RSUs to its officers and directors pursuant to the 2004 Stock Incentive Plan. In December 2008, Joe's issued 1,197,856 RSUs to its employees pursuant to the 2004 Stock Incentive Plan. These RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe's. On the vesting date of the RSUs, Joe's expects to issue the shares of common stock to each participant upon vesting and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations. Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan. As of November 30, 2008, 83,625 RSUs have been forfeited by employees.

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. Joe's requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2008, 1,546,018 shares remained available for issuance under the 2004 Incentive Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, Joe's has elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2007, there was a total of $19,000 of stock based compensation expense recognized in fiscal 2008.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	(in thousands)
	2007	2006
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	100.40%	92 - 94%
Risk-free interest rate	4.20%	4.5 - 5.0%
Expected life of options-in years	2.79 yrs	3.1 - 3.3 yrs

        There were no options granted in fiscal 2008 that required use of the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the assumptions used in option valuation models are subjective and can materially impact fair value estimates. Therefore, the actual value of stock options may differ materially to values computed under the Black-Scholes model.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through fiscal 2008 (in actual amounts) for service as a member:

	As of November 30, 2008
	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares/RSUs isssued
2007	320,000
2008	473,455

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	(12,900)	1.02
Forfeited/expired	(300,000)	2.26	—	—

Outstanding at November 30, 2008	3,313,146	$1.76	6.6	$—

Exercisable and vested at November 30, 2008	3,313,146	$1.76	6.6	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 25, 2006	4,092,296	$1.68
Granted	100,000	1.92
Exercised	(366,250)	0.92
Forfeited/expired	(200,000)	1.02	—	—

Outstanding at November 30, 2007	3,626,046	$1.80	7.00	$1,047,465

Exercisable and vested at November 30, 2007	3,476,046	$1.82	6.90	$972,419

Weighted average per option fair value of options granted during the year		$1.23

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 26, 2005	4,123,963	$2.91
Granted	1,650,000	1.02
Exercised	—	—
Forfeited/expired	(1,681,667)	(2.24)	—	—

Outstanding at November 25, 2006	4,092,296	$1.68	8.03	$67,718

Exercisable and vested at November 25, 2006	3,954,796	$1.72	7.97	$31,968

Weighted average per option fair value of options granted during the year		$0.35

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The total fair value of shares of stock options vested during the fiscal years ended November 30, 2008, November 30, 2007 and November 25, 2006, was $19,000, $34,000 and $997,000, respectively. The weighted-average grant-date fair value of options granted during fiscal years 2007 and 2006 was $1.23 and $0.35, respectively. The total intrinsic value of options exercised during the fiscal years ended November 30, 2008, November 30, 2007 and November 26, 2006 was $18,000, $651,000 and $0, respectively.

        Exercise prices for options outstanding and exercisable as of November 30, 2008 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life
$0.39 - $0.41	190,064	4.7
$1.00 - $1.02	2,002,100	7.1
$1.27 - $1.30	60,982	4.2
$1.58 - $1.63	610,000	5.7
$5.91	450,000	6.5

	3,313,146	6.6

        The following table summarizes stock option activity by plan.

	Total Number of Options	2004 Incentive Plan	2000 Employee Plan	2000 Director Plan
Outstanding at November 30, 2007	3,626,046	3,222,500	200,000	203,546
Granted	—	—	—	—
Exercised	(12,900)	(12,900)	—	—
Forfeited / Cancelled	(300,000)	(100,000)	(200,000)	—

Outstanding at November 30, 2008	3,313,146	3,109,600	—	203,546

Exercisable and vested at November 30, 2008	3,313,146	3,109,600	—	203,546

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2007, and changes during the year ended November 30, 2008, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	RSUs	Total Shares	Restricted Shares	RSUs
Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	2,695,601	2,695,601	—	0.80
Vested	(371,949)	—	(371,949)	(1.59)	—
Issued	—	(71,446)	(71,446)	—	1.46
Cancelled	—	(37,004)	(37,004)	—	1.46
Forfeited	—	(83,625)	(83,625)	—	1.46

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75

Restricted stock at November 25, 2006	—	—	—	—	—
Granted	555,849	—	555,849	$1.59	—
Vested	(26,667)	—	(26,667)	(1.59)	—
Forfeited	—	—	—	—	—

Restricted stock at November 30, 2007	529,182	—	529,182	$1.59	—

        As of November 30, 2008, there was $1,972,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2004 Incentive Plan.

Earnings (Loss) Per Share

        Earnings (loss) per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2008	November 30, 2007	November 25, 2006
Basic earnings per share computation:
Numerator:
Income (loss) from continuing operations	$4,902	$2,254	$(7,144)
Loss from discontinued operations	—	—	(2,149)

Net income (loss)	$4,902	$2,254	$(9,293)

Denominator:
Weighted average common shares outstanding	59,420	43,840	33,853
Income per common share—basic
Income (loss) from continuing operations	$0.08	$0.05	$(0.21)
Loss from discontinued operations	—	—	(0.06)

Net income (loss)	$0.08	$0.05	$(0.27)

Diluted earnings per share computation:
Numerator:
Income (loss) from continuing operations	$4,902	$2,254	$(7,144)
Loss from discontinued operations	—	—	(2,149)

Net income (loss)	$4,902	$2,254	$(9,293)

Denominator:
Weighted average common shares outstanding	59,420	43,840	33,853
Effect of dilutive securities:
Options and warrants	251	1,160	—

Dilutive potential common shares	59,671	45,000	33,853

Income per common share—dilutive
Income (loss) from continuing operations	$0.08	$0.05	$(0.21)
Loss from discontinued operations	—	—	(0.06)

Net income (loss)	$0.08	$0.05	$(0.27)

        Potentially dilutive options and warrants in the aggregate of 4,870,629 in fiscal 2006 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

        For fiscal 2008 and 2007, currently exercisable options and warrants in the aggregate of 1,788,482 and 1,868,301, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Shares Reserved for Future Issuance

        As of November 30, 2008, shares reserved for future issuance include (i) 3,313,146 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,503,526 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 1,546,018 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of November 30, 2008; and (iv) 792,500 shares of common stock issuable upon the exercise of outstanding warrants.

9. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        Joe's leases certain equipment and office space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office rental expenses under such leases for the years ended November 30, 2008, November 30, 2007 and November 25, 2006, were approximately $499,000, $512,000 and $371,000, respectively.

        In October 2006, Joe's entered into an assignment and assumption of sublease for office space in New York, New York for the remainder of the original sublease term and paid an assignment fee of $344,000, including miscellaneous expense and real estate commissions. This amount was charged to selling, general and administrative expenses. In connection with the assignment, the original guaranty of payment for the sublease remains in effect until the end of the original term of the sublease, which is July 2009. Therefore, Joe's may be obligated to pay the monthly sublease fee of approximately $30,000 in the event the assignee defaults on its obligations to the sub landlord or landlord until the end of the lease term.

        Until July 2006, Joe's also used space under a verbal month-to-month arrangement with Azteca, a related party, for its headquarters and principal executive offices. Under this arrangement, Joe's paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space and expenses in connection with maintaining such office and warehouse space. These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities. In addition, Joe's paid to Azteca distribution fees for distribution services in addition to the monthly rental fee. Expense for the fiscal year 2006 under this arrangement was $557,000.

        In July 2006, Joe's moved its headquarters and principal executive offices to another facility under a verbal month-to-month arrangement with a third party who provides its product fulfillment, warehousing and distribution services. Under this arrangement commencing in December 2007, Joe's pays a monthly fee of approximately $160,000 for allocated expenses associated with its use of office and warehouse space including its product fulfillment, warehousing and distribution services. Expenses under this arrangement were $2,239,000, $1,427,000 and $568,000 for fiscal 2008, 2007 and 2006, respectively.

        Joe's continues to be obligated under its lease in the amount of approximately $8,000 per month for its executive office space in Los Angeles because the sub lessee, an entity that is owned or controlled by a member of one of Joe's board of directors, leases on a month-to-month basis until December 31, 2009. In addition, Joe's leased additional space in the amount of approximately $2,000 in New York under a short term lease that terminated in March 2008.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

        Joe's leases retail store locations under operating lease agreements expiring on various dates through 2018 or 10 years from the rent commencement date. Some of these leases require Joe's to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

        As of November 30, 2008, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2009	$1,099
2010	1,534
2011	1,647
2012	1,707
2013	1,770
Thereafter	10,423

$18,180

Advertising Commitments

        During fiscal 2006 and into part of fiscal 2007, Joe's had advertising commitments with certain parties for billboard advertisements in Los Angeles, California and advertising space on the tops of taxi cabs in New York City. In January 2007, all advertising commitments had expired under the terms of the original commitments and were not renewed. In January 2008, Joe's entered into an agreement for short term billboard advertising space in various locations in and around New York and Los Angeles, but does not have any commitment to pay a minimum amount.

Letters of Credit

        Joe's has a contingent liability for $311,000 in open letters of credit as of November 30, 2008.

Contingent Consideration Payments

        As part of the consideration paid in connection with the merger and without regard to continued employment, Mr. Dahan is entitled to a certain percentage of the gross profit earned by Joe's in any applicable fiscal year until October 2017. Mr. Dahan is entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000. The payments may be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments are likely to be paid. At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made. No payments are made if the gross profit is less than $11,250,000. "Gross Profit" is defined as net sales of the Joe's® brand less cost of goods sold. For fiscal 2008, Joe's has recorded $1,723,000 of contingent consideration payments as operating expense.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Litigation

        Joe's is involved from time to time in routine legal matters incidental to its business. In the opinion of Joe's management, resolution of such matters will not have a material effect on its financial position or results of operations.

10. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        Joe's has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from a license agreement for accessories and sales from its retail stores, including its e-commerce store. In May 2006, Joe's sold certain assets related to its private label apparel division and has been classified and reported as a "Discontinued Operations."

Operations by Geographic Areas

        Historically, Joe's presented information about operations in the United States and Asia with intercompany revenues and assets eliminated to arrive at the consolidated amounts. Beginning in fiscal 2004, Joe's no longer had material reportable operations outside of the United States.

11. Related Party and Other Transactions

        As of November 30, 2008 and November 30, 2007, Joe's related party balance consisted of amounts due to certain related parties, as further described below, as follows:

	2008	2007
Joe Dahan	$196	$6
Commerce Investment Group and affliates	9	1,031
JD Holdings, Inc.	—	111

Due to related parties, net	$205	$1,148

JD Holdings Inc.

        On February 7, 2001, Joe's acquired a license for the rights to the Joe's® brand from JD Design LLC, which was subsequently merged with and into JD Holdings. Under the license agreement, JD Holdings was entitled to a royalty of three percent on net sales of licensed products. In October 2005, Joe's granted JD Holdings the right to develop the children's branded apparel line under an amendment to its master license agreement in exchange for a five percent royalty on net sales of those products. On October 25, 2007, in connection with the acquisition of JD Holdings by Joe's, the license agreement terminated.

        As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of the gross profit earned by Joe's in any applicable fiscal year until October 2017. See "Note 4—Merger Transaction" for a further discussion on the merger agreement and the contingent consideration.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party and Other Transactions (Continued)

        For fiscal 2008, 2007 and 2006, the following table sets forth payments made to Mr. Dahan or his related entities.

	(in thousands)
	2008	2007	2006
Expense (income):
Contigent consideration payments	$1,723	$—	$—
Joe's Jeans royalty expense	—	1,647	1,363
Joes Kids license, royalty income	—	(88)	(40)
indie Design fee	—	—	39

        As a related party, Victor Dahan, Mr. Dahan's brother who is the managing member of Shipson LLC, or Shipson, to whom Joe's previously outsourced its E-shop on the Joe's Jeans website. Joe's sold its Joe's® products to Shipson at wholesale price on normal and customary terms and conditions to fulfill purchases by customers on the E-shop. Joe's ceased doing business with Shipson in February 2008. The aggregate amount of the transactions with Shipson during fiscal 2008 was approximately $145,000. As of November 30, 2008, Shipson currently owes $192,000 for outstanding purchase orders which have been fully reserved for in Joe's financial statements.

Former Related Parties

Commerce Investment Group and affiliates

        Historically, Joe's had a strategic relationship with certain of its former stockholders, Hubert Guez, Paul Guez and their affiliated companies, including Azteca, AZT and Commerce Investment Group LLC, or Commerce. By virtue of this relationship, Joe's entered into the following agreements, at various times, with Hubert Guez, Paul Guez and their affiliated companies, Azteca, AZT and/or Commerce, entities in which Hubert Guez and Paul Guez have controlling interests. Beginning in fiscal 2007, these entities were no longer considered related parties as they were no longer greater than 10 percent stockholders of Joe's. In fiscal 2008, there was no activity related to these former related parties.

        The following table represents charges from the affiliated companies pursuant to Joe's relationship with them, including its discontinued operations, as follows:

	(in thousands)
	2007	2006
Former related parties
Purchase order arrangements	$10,727	$12,845
Verbal facilities arrangement	—	256
Supply agreement / Purchase order arrangements	—	16,851
Earn-out due to Sweet Sportswear	—	248
Verbal facilities agreement	—	301
Principal and interest on note payable	—	1,088

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party and Other Transactions (Continued)

  Purchase Order Arrangement

        Until August 2007, Joe's used AZT as a supplier on a purchase order basis for certain of its Joe's® denim products produced in Mexico. Under this arrangement, Joe's advanced the funds to purchase raw materials, which primarily included fabric, anticipated for production of its products. Joe's paid for the production cost less credit for the advances on raw materials. Joe's purchased these products in various stages of production from partial to completed finished goods. In August 2007, Joe's began using a different third party vendor for the production of its products in Mexico.

  Verbal Facilities Arrangement

        Until mid-July 2006, Joe's used space for its headquarters and principal executive offices under a verbal month-to-month arrangement with Azteca. Under this arrangement, Joe's paid to Azteca a monthly fee for allocated expenses associated with its use of office and warehouse space, including a fee charged on a per unit basis for inventory, and expenses in connection with maintaining such office and warehouse space. These allocated expenses included, but were not limited to, rent, security, office supplies, machine leases and utilities. In mid-July 2006, Joe's moved its headquarters and principal executive offices to nearby office and warehouse space and accordingly, there is no continuing obligation to pay Azteca under this arrangement.

  Supply Agreement/Purchase Order Arrangements

        In July 2003, under an asset purchase agreement, or Blue Concept APA, with Azteca, Hubert Guez and Paul Guez, Joe's IAA subsidiary acquired the Blue Concept Division of Azteca, a division which sold denim apparel primarily to American Eagle Outfitters, Inc., or AEO. Simultaneous with the Blue Concept APA, IAA entered into a non-exclusive Supply Agreement with AZT for the purchase of denim products to be sold to AEO, which expired on July 17, 2005. Under the terms of the Supply Agreement, AZT agreed that the purchase price on the products supplied would provide for a margin per unit of 15 percent. After the expiration of the supply agreement, Joe's continued to use AZT as a supplier on a purchase order basis for its AEO products under similar terms. Upon completion of the sale of IAA's private label division to Cygne Designs, Inc., or Cygne, as discussed in "Note 15—Discontinued Operations," Cygne assumed $2,500,000 of the amount owed to AZT under this purchase order supply arrangement.

  Earn-out Due to Sweet Sportswear LLC

        The Blue Concept APA also provided for the calculation and payment, on a quarterly basis, to Sweet Sportswear LLC, an entity owned by Hubert and Paul Guez, of an amount equal to 2.5 percent of the gross sales solely attributable to AEO. In May 2006, Cygne assumed the future liability associated with this payment except a remaining $4,000 balance shown below.

  Discontinued Operations—Principal and Interest on Note Payable

        Joe's originally incurred long-term debt in connection with the purchase of the Blue Concept Division from Azteca. In July 2003, IAA issued a seven-year unsecured, convertible promissory note in the principal amount of $21.8 million, or the Blue Concept Note. The Blue Concept Note bore interest at a rate of six percent and required payment of interest only during the first 24 months and then was fully amortized over the remaining five-year period. On March 5, 2004, after stockholder approval, a

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party and Other Transactions (Continued)

portion of the Blue Concept Note was converted into 3,125,000 shares of common stock at a value per share of $4.00. In May 2006, Cygne assumed the remaining principal balance of the Blue Concept Note and Azteca released Joe's from all remaining obligations. The Blue Concept Note has been reclassified as a discontinued operation liability. During fiscal 2006, the principal amount outstanding, principal amount paid and interest paid on the Blue Concept Note was as follows:

2006
Principal Amount Outstanding	$7,936,655

Principal Paid	$826,153
Interest Paid	261,847

Principal and Interest on Note Payable	$1,088,000

        Under the terms of the original asset purchase agreement, in addition to the shares previously issued, Joe's issued on May 17, 2006, 1,041,667 shares of its common stock as a result of its average stock price trading at less than $3.00 per share for the period between February 10, 2006 and March 12, 2006 and recognized this issuance in its Statement of Stockholders' Equity.

  Aggregate balances by entities

        As of November 30, 2008 and November 30, 2007, respectively, the balances due (to) or due from these related parties (collectively described as Commerce Investment Group and affiliates above) and certain of their affiliates are as follows (in thousands):

	2008	2007
AZT International SA de CV	$—	$1,800
Commerce Investment Group	—	(2,822)
Sweet Sportswear, LLC	(4)	(4)
Cygne Design Inc.	(5)	(5)

	$(9)	$(1,031)

        The AZT balance represented the balances due as a result of production efforts in Mexico as of November 30, 2007. Upon completion of the sale of IAA's private label division to Cygne, as discussed in "Note 15—Discontinued Operations," Cygne assumed the aggregate liability in the amount of $2,500,000 owed to Commerce and its affiliates. The balance due to Commerce represents the adjusted balance remaining that Joe's continued to be obligated for after the completion of the transaction with Cygne. The balance of $5,000 due to Cygne represented the amount Joe's owed to Cygne as a result of certain chargebacks to former customers.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2008	2007	2006
Significant non-cash transactions
In fiscal 2007, Joe's Jeans issued 14,000,000 shares in connection with the merger with JD Holdings	$—	$22,921	$—
In fiscal 2006, Innovo Group sold certain assets of its private label division in a non-cash transaction consisting of:
Assumption of notes payable & certain liabilities	$—	$—	$10,437
Non-cash loss on sale of the assets	$—	$—	$2,428
In fiscal 2006, Innovo Group issued of 1,041,667 shares of common stock to Azteca as required per the July 2003 asset purchase agreement. No cash or other consideration was received.	$—	$—	$104
Additional cash flow information
Cash paid during the year for interest	$648	$830	$1,026
Cash paid during the year for income taxes	$820	$87	$42

13. Employee Benefit Plans

        On December 1, 2002, Joe's established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan. All employees who have worked for Joe's for 30 consecutive days may participate in the Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the plan. Joe's contributions may be made on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Joe's decides to do so. Costs of the Plan charged to operations for administrative fees, in actual numbers, were $3,000, $6,000 and $13,000 for fiscal 2008, 2007 and 2006, respectively. In addition, Joe's matches its employees' contributions under the Plan in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2008, 2007, and 2006, Joe's contributed $46,000, $37,000 and $21,000, respectively, to employees under the match portion of the Plan.

14. Private Placement Transactions

        In December 2006, Joe's consummated a private placement of its common stock and warrants to purchase common stock to two "accredited investors" pursuant to Rule 506 of Regulation D under the Securities Act. The proceeds from the transaction were used for general working capital purposes. The transaction raised gross proceeds of $3,622,000 or $4,811,000 assuming full exercise of all of the warrants issued.

        Joe's issued 6,834,347 shares at a purchase price of $0.53 per share and warrants to purchase an additional 2,050,304 shares of common stock to these investors at an exercise price of $0.58 per share. In addition, on December 26, 2006, Joe's issued an additional 125,000 warrants with an exercise price of $0.66 per share to an individual, also an accredited investor, in exchange for introducing one of the investors to the company.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Private Placement Transactions (Continued)

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

        Joe's used the Black-Scholes pricing model to determine the fair value of each of the warrants granted in connection with this transaction. Joe's determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, a volatility rate of 82.80 percent and 82.84 percent, respectively, based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 4.56 percent and an expected life of five years. The aggregate fair value of $56,000 of the 125,000 warrants issued was treated as a deal cost. In addition, Joe's incurred $28,831 in other transaction costs through May 26, 2007. All transaction costs to date have been charged against the gross proceeds and the net proceeds of $3,594,000 were allocated to the common stock and warrants based upon fair values.

        In June 2007, Joe's consummated a private placement transaction on similar terms and conditions described above. The June 2007 transaction raised gross proceeds of approximately $2,000,000 initially and an additional $653,000 assuming the full exercise of all of the warrants. The warrants issued have the same features as described above and first became exercisable on December 25, 2007.

        Joe's used the Black-Scholes pricing model to determine the fair value of each of the additional warrants granted in connection with the June transaction. Joe's determined the fair value of the warrants at the date of grant using the Black-Scholes option pricing model based on the market value of the underlying common stock, a volatility rate of 88.7 percent based upon the implied volatility in market traded stock over the same period as the vesting period, zero dividends, a risk free interest rate of 5.03 percent and an expected life of five years. The aggregate fair value for the 480,000 warrants issued was $470,000.

15. Discontinued Operations

        Beginning in fiscal 2004, Joe's classified certain of its operations as discontinued as a result of such operations meeting certain accounting criteria of an asset held for sale. In fiscal 2004, the commercial rental property that served as its former headquarters located in Springfield, Tennessee and the remaining assets of its craft and accessory business segment conducted through its Innovo Inc. subsidiary were both classified as discontinued operations. On May 17, 2005, Joe's Innovo subsidiary completed the sale of the assets of its craft and accessory segment of operations. In February 2006, Joe's Leaseall Management subsidiary completed the sale of its former headquarters. In connection with the sale of its former headquarters, Joe's received a promissory note for a portion of the purchase price which has no remaining balance. On May 12, 2006, Joe's completed the sale of its private label apparel division. As such, all prior periods have been reclassified to reflect this operating division as a discontinued operation.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Discontinued Operations (Continued)

        Under the asset purchase agreement for the private label division entered into with Cygne, the assets sold included the private label division's customer list, the assumption of certain existing purchase orders and inventory related to the private label division, and the assumption of the benefit of a non-compete clause in favor of Azteca, the original seller of the private label division to Joe's. In exchange for the purchased assets, Cygne assumed certain liabilities associated with the private label division, including, the remaining obligation under the original promissory note executed in favor of Azteca, all other liabilities, excluding the original promissory note, owed in connection with our operation of the private label division to Azteca in excess of $1,500,000, certain liabilities associated with outstanding purchase orders and inventory schedules listed in the asset purchase agreement, the obligation to continue to pay the contingent consideration under the original asset purchase agreement with Azteca and the liabilities related to the workforce of the private label division. The aggregate value of the assumed liabilities which represented the purchase price for the transaction was approximately $10,437,000 as of the closing date. Joe's also recorded an approximate charge of $36,000 for certain property and equipment disposed of or abandoned as part of discontinuing these operations. The following table sets forth a summary of the assumption of the liabilities less the net book value of the assets and Joe's resulting loss on the sale of these assets (in thousands):

Note payable—related party	$7,937
Other related party liabilities	2,500

Total purchase price (liabilities assumed by buyer)	$10,437

Net intangible asset—customer relationship	$9,469
Raw material inventory	3,360
Disposition of property and equipment	36

Net book value of assets sold	$12,865

Loss, before transaction costs	$2,428
Transaction costs	186

Loss on sale of private label apparel division	$2,614

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Discontinued Operations (Continued)

        The following is a summary of loss and other information of the discontinued operations for fiscal 2006. There was no loss in connection with the discontinued operations for fiscal 2007 or 2008. Pre-tax loss from discontinued operations does not include an allocation of corporate overhead costs.

	(in thousands)
	Private Label Business	Innovo, Inc.	Leaseall Management	Total
2006
Net sales	$20,393	$—	$—	$20,393

Pre-tax income (loss)	487	(3)	(19)	465

Loss on sale	(2,614)	—	—	(2,614)
Income taxes expense (benefit)	—	—	—	—

Discontinued operations, net of tax	$(2,127)	$(3)	$(19)	$(2,149)

16. Subsequent Events

        In the first quarter of fiscal 2009, Joe's granted 1,197,856 RSUs pursuant to the 2004 Stock Incentive Plan.

17. Restatement of Prior Quarters for Fiscal 2008 (Unaudited)

        Joe's has determined that its previously issued financial statements for each of the three quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively, required restatement. Joe's determined that it should (i) perform a new valuation pursuant to SFAS No. 141 of the assets acquired in connection with the merger with JD Holdings and allocate the purchase price according to such valuation; and (ii) account for the contingent consideration payments as compensation expense rather than as additional purchase price.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement of Prior Quarters for Fiscal 2008 (Unaudited) (Continued)

        The following is a summary of the effects of these changes cited above on the condensed consolidated balance sheets as of the respective dates, as well as the effects of these changes on the condensed consolidated statements of income and cash flows for the respective periods ended:

JOE'S JEANS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Quarter ended (unaudited)
	(in thousands, except per share data)
	February 29, 2008			May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$1,877	—	$1,877	$2,551	—	$2,551	$3,117	—	$3,117
Accounts receivable, net	580	—	580	1,244	—	1,244	1,042	—	1,042
Inventories, net	19,562	—	19,562	18,693	—	18,693	21,040	—	21,040
Prepaid expenses and other current assets	283	—	283	404	—	404	203	—	203

Total current assets	22,302	—	22,302	22,892	—	22,892	25,402	—	25,402
Property and equipment, net	714	—	714	737	—	737	959	—	959
Intangible assets, net	13,200	10,800	24,000	13,200	10,800	24,000	13,200	10,800	24,000
Goodwill	10,731	(6,895)	3,836	11,116	(7,280)	3,836	11,463	(7,627)	3,836
Other assets	30	—	30	70	—	70	109	—	109

Total assets	$46,977	$3,905	$50,882	$48,015	$3,520	$51,535	$51,133	$3,173	$54,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,698	$81	$6,779	$6,415	$100	$6,515	$6,920	$163	$7,083
Due to factor	3,339	—	3,339	2,649	—	2,649	2,739	—	2,739
Due to related parties	234	—	234	9	—	9	9	—	9

Total current liabilities	10,271	81	10,352	9,073	100	9,173	9,668	163	9,831
Long term deferred rent	—	—	—	—	—	—	87	—	87
Deferred tax liability	5,254	4,346	9,600	5,254	4,346	9,600	5,254	4,346	9,600

Total liabilities	15,525	4,427	19,952	14,327	4,446	18,773	15,009	4,509	19,518
Commitments and contingencies
Stockholders' equity
Common Stock	5,988	—	5,988	5,988	—	5,988	5,995	—	5,995
Additional paid-in capital	102,269	—	102,269	102,490	—	102,490	102,679	—	102,679
Accumulated deficit	(74,029)	(522)	(74,551)	(72,014)	(926)	(72,940)	(69,774)	(1,336)	(71,110)
Treasury stock	(2,776)	—	(2,776)	(2,776)	—	(2,776)	(2,776)	—	(2,776)

Total stockholders' equity	31,452	(522)	30,930	33,688	(926)	32,762	36,124	(1,336)	34,788

Total liabilities and stockholders' equity	$46,977	$3,905	$50,882	$48,015	$3,520	$51,535	$51,133	$3,173	$54,306

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement of Prior Quarters for Fiscal 2008 (Unaudited) (Continued)

JOE'S JEANS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended (unaudited)
	(in thousands, except per share data)
	February 29, 2008			May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales	$15,210	$—	$15,210	$17,955	$—	$17,955	$18,248	$—	$18,248
Cost of goods sold	8,422	—	8,422	9,517	—	9,517	9,303	—	9,303

Gross profit	6,788	—	6,788	8,438	—	8,438	8,945	—	8,945

Operating expenses
Selling, general and administrative	5,604	522	6,126	5,968	404	6,372	6,134	410	6,544
Depreciation and amortization	87	—	87	87	—	87	70	—	70

	5,691	522	6,213	6,055	404	6,459	6,204	410	6,614

Income from operations	1,097	(522)	575	2,383	(404)	1,979	2,741	(410)	2,331
Interest expense	(192)	—	(192)	(167)	—	(167)	(133)	—	(133)

Income from continuing operations	905	(522)	383	2,216	(404)	1,812	2,608	(410)	2,198
Income taxes	(62)	—	(62)	(201)	—	(201)	(368)	—	(368)

Net income	$843	$(522)	$321	$2,015	$(404)	$1,611	$2,240	$(410)	$1,830

	—		—	—		—	—		—
Earnings (loss) per common share—Basic
Earnings per common share—Basic	$0.01		$0.01	$0.03		$0.03	$0.04		$0.03

Earnings (loss) per common share—Diluted
Earnings per common share—Diluted	$0.01		$0.01	$0.03		$0.03	$0.04		$0.03

Weighted average shares outstanding
Basic	59,261		59,261	59,342		59,342	59,477		59,477
Diluted	59,558		59,558	59,583		59,583	60,063		60,063

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement of Prior Quarters for Fiscal 2008 (Unaudited) (Continued)

	Six months ended (unaudited)			Nine months ended (unaudited)
	(in thousands, except per share data)			(in thousands, except per share data)
	May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net sales	$33,165	$—	$33,165	$51,413	$—	$51,413
Cost of goods sold	17,939	—	17,939	27,242	—	27,242

Gross profit	15,226	—	15,226	24,171	—	24,171

Operating expenses
Selling, general and administrative	11,572	926	12,498	17,706	1,336	19,042
Depreciation and amortization	174	—	174	244	—	244

	11,746	926	12,672	17,950	1,336	19,286

Income from operations	3,480	(926)	2,554	6,221	(1,336)	4,885
Interest expense	(359)	—	(359)	(492)	—	(492)

Income from continuing operations	3,121	(926)	2,195	5,729	(1,336)	4,393
Income taxes	(263)	—	(263)	(631)	—	(631)

Net income	$2,858	$(926)	$1,932	$5,098	$(1,336)	$3,762

Earnings (loss) per common share—Basic
Earnings per common share—Basic	$0.05		$0.03	$0.09		$0.06

Earnings (loss) per common share—Diluted
Earnings per common share—Diluted	$0.05		$0.03	$0.09		$0.06

Weighted average shares outstanding
Basic	59,302		59,302	59,360		59,360
Diluted	59,571		59,571	59,752		59,721

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restatement of Prior Quarters for Fiscal 2008 (Unaudited) (Continued)

JOE'S JEANS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended (unaudited)			Six months ended (unaudited)			Nine months ended (unaudited)
	(in thousands, except per share data)			(in thousands, except per share data)			(in thousands, except per share data)
	February 29, 2008			May 31, 2008			August 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net cash (used in) provided by operating activities	$572	$(441)	$131	$2,432	$(826)	$1,606	$3,533	$(1,173)	$2,360
Cash Flow From Investing Activities
Purchases of property and equipment	(9)	—	(9)	(120)	—	(120)	(411)	—	(411)
Expenditures in connection with merger	(316)	441	125	(701)	826	125	(1,048)	1,173	125

Net cash (used in) provided by investing activities	(325)	441	116	(821)	826	5	(1,459)	1,173	(286)
Cash Flows From Financing Activities
Repayments of factor borrowings	299	—	299	(391)	—	(391)	(301)	—	(301)
Equity transactions	—	—	—	—	—	—	13	—	13

Net cash (used in) provided by financing activities	299	—	299	(391)	—	(391)	(288)	—	(288)
Net Change In Cash And Cash Equivalents	546	—	546	1,220	—	1,220	1,786	—	1,786
Cash And Cash Equivalents, at beginning of period	1,331	—	1,331	1,331	—	1,331	1,331	—	1,331

Cash And Cash Equivalents, at end of period	$1,877	—	$1,877	$2,551	$—	$2,551	$3,117	$—	$3,117

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2008 and November 30, 2007, as restated:

	Quarter ended
	(in thousands, except per share data)
	February 29	May 31	August 31	November 30
2008
Net sales	$15,210	$17,955	$18,248	$17,761
Gross profit	6,788	8,438	8,945	8,460
Income before taxes	383	1,812	2,198	1,094
Income taxes	62	201	368	(46)

Net income	$321	$1,611	$1,830	$1,140

Net income per share:
Basic
Earnings from continuing operations	$0.01	$0.03	$0.03	$0.02

Diluted
Earnings from continuing operations	$0.01	$0.03	$0.03	$0.02

	Quarter ended
	(in thousands, except per share data)
	February 24	May 26	August 25	November 30
2007
Net sales	$13,814	$15,171	$15,708	$18,074
Gross profit	5,095	7,349	6,585	7,601
(Loss) income before taxes	(165)	427	956	1,127
Income taxes	8	5	43	35

Net (loss) income	$(173)	$422	$913	$1,092

Net (loss) income per share:
Basic
(Loss) earnings from continuing operations	$(0.00)	$0.01	$0.02	$0.02

Diluted
(Loss) earnings from continuing operations	$(0.00)	$0.01	$0.02	$0.02

ITEM 16.2
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2008	$549	148		(157)	$540
Year ended November 30, 2007	$400	576		(427)	$549
Year ended November 25, 2006	$285	210		(95)	$400
Allowance for customer credits:
Year ended November 30, 2008	$1,524	9,934		(9,251)	$2,207
Year ended November 30, 2007	$890	847		(213)	$1,524
Year ended November 25, 2006	$1,013	1,854		(1,977)	$890
Allowances for inventories:
Year ended November 30, 2008	$614	451		(22)	$1,044
Year ended November 30, 2007	$519	316		(221)	$614
Year ended November 25, 2006	$3,709	680		(3,870)	$519
Allowance for deferred taxes:
Year ended November 30, 2008	$21,732	—		(1,441)	$20,291
Year ended November 30, 2007	$23,025	—		(1,293)	$21,732
Year ended November 25, 2006	$16,683	6,342		—	$23,025

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

April 30, 2009	JOE'S JEANS INC.
	By:	/s/ MARC B. CROSSMAN Marc B. Crossman Chief Executive Officer (Principal Executive Officer) and President
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

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

Signature	Capacity	Date

/s/ MARC B. CROSSMAN Marc B. Crossman	Chief Executive Officer (Principal Executive Officer), President and Director	April 30, 2009
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2009
/s/ SAMUEL J. FURROW Samuel J. Furrow	Chairman of the Board of Directors	April 30, 2009
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	April 30, 2009

Signature	Capacity	Date

/s/ KELLY HOFFMAN Kelly Hoffman	Director	April 30, 2009
/s/ SUHAIL R. RIZVI Suhail R. Rizvi	Director	April 30, 2009
/s/ THOMAS O'RIORDAN Thomas O'Riordan	Director	April 30, 2009
/s/ KENT SAVAGE Kent Savage	Director	April 30, 2009