Form 10-Q
period 2009-02-28
JOE'S JEANS INC.
filed 2009-04-30
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 29, 2009 was 60,020,149.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2009	November 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,165	$3,465
Accounts receivable, net of allowance for customer credits and returns of $594 (2009) and $660 (2008)	1,458	865
Inventories, net	21,824	22,271
Prepaid expenses and other current assets	297	301
Total current assets	25,744	26,902

Property and equipment, net	2,767	2,825
Goodwill	3,836	3,836
Intangible assets, net	24,000	24,000
Other assets	106	106

Total assets	$56,453	$57,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,104	$8,628
Due to factor	2,986	2,900
Due to related parties	334	205
Total current liabilities	9,424	11,733

Long term deferred rent	315	251
Deferred tax liability	9,600	9,600
Total liabilities	19,339	21,584

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 60,134 shares issued and 59,994 outstanding (2009) and 59,946 shares issued and 59,806 outstanding (2008)	6,015	5,996
Additional paid-in capital	103,069	102,859
Accumulated deficit	(69,170)	(69,970)
Treasury stock, 140 shares	(2,800)	(2,800)
Total stockholders’ equity	37,114	36,085

Total liabilities and stockholders’ equity	$56,453	$57,669

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended
	February 28, 2009	February 29, 2008
	(unaudited)
Net sales	$16,482	$15,210
Cost of goods sold	8,216	8,422
Gross profit	8,266	6,788

Operating expenses
Selling, general and administrative	7,085	6,126
Depreciation and amortization	135	87
	7,220	6,213
Operating income	1,046	575
Interest expense	(106)	(192)
Income before provision for taxes	940	383
Income taxes	140	62
Net income	$800	$321

Earnings per common share - basic	$0.01	$0.01

Earnings per common share - diluted	$0.01	$0.01

Weighted average shares outstanding
Basic	59,724	59,261
Diluted	59,724	59,558

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 28, 2009	February 29, 2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(1,304)	$131

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(77)	(9)
Other	—	125
Net cash (used in) provided by investing activities	(77)	116

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing, net	86	299
Payment of taxes on restricted stock units	(5)	—
Net cash provided by financing activities	81	299

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,300)	546

CASH AND CASH EQUIVALENTS, at beginning of period	3,465	1,331

CASH AND CASH EQUIVALENTS, at end of period	$2,165	$1,877

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 25, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income (unaudited)	—	—	—	321	—	321
Stock-based compensation (unaudited)	—	—	213	—	—	213

Balance, February 29, 2008 (unaudited)	59,862	$5,988	$102,269	$(74,551)	$(2,776)	$30,930

Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085
Net income (unaudited)	—	—	—	800	—	800
Issuance of restricted stock	188	19	(19)	—	—	—
Stock-based compensation, net of withholding taxes (unaudited)	—	—	229	—	—	229

Balance, February 28, 2009 (unaudited)	60,134	$6,015	$103,069	$(69,170)	$(2,800)	$37,114

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three months ended February 28, 2009 and February 29, 2008 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2008 contained in Joe’s Annual Report on Form 10-K, or the Annual Report.

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

Joe’s fiscal year end is November 30.  Effective October 11, 2007, Joe’s changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period.  This change was made to conform to standard quarterly accounting periods.  Prior to the change in its fiscal year, Joe’s fiscal year end was the Saturday closest to November 30 based upon a 52 week period and the quarterly periods consisted of 13 week periods based on a Sunday to Saturday week.  Quarterly periods presented have three calendar months for the period ended February 29, 2008 and February 28, 2009.  The modification of the fiscal years and respective quarterly periods did not have a material effect on Joe’s financial condition, results of operations or cash flows.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 28, 2009 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2009.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R).  SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s. Joe’s does not expect that SFAS No. 141(R) will have any impact on its financial statements unless it enters into an applicable transaction in the future.

On December 4, 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51,” or SFAS No. 160.  SFAS No. 160 establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s.  Joe’s does not expect that SFAS No. 160 will have any impact on its financial statements unless it enters into an applicable transaction in the future.

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements,” or EITF 08-3.  EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to Joe’s.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Joe’s does not expect the adoption of SFAS No. 162 to impact Joe’s results of operations, financial position or cash flows.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	February 28, 2009	November 30, 2008
Non-recourse receivables assigned to factor	$9,671	$9,954
Client recourse receivables	930	1,444
Total receivables assigned to factor	10,601	11,398

Allowance for customer credits	(2,177)	(2,087)
Net loan balance from factored accounts receivable	(8,732)	(9,903)
Net loan balance from inventory advances	(2,678)	(2,308)
Due to factor	$(2,986)	$(2,900)

Non-factored accounts receivable	$2,052	$1,525
Allowance for customer credits	(130)	$(120)
Allowance for doubtful accounts	(464)	(540)
Accounts receivable, net of allowance	$1,458	$865

Of the total amount of receivables sold as of February 28, 2009 and November 30, 2008, Joe’s bears the risk of payment of $930,000 and $1,444,000, respectively, in the event of non-payment by its customers.

CIT Commercial Services

On June 1, 2001, the Joe’s Jeans Subsidiary entered into an accounts receivable factoring agreement and an inventory security agreement with CIT.  In prior years, Joe’s other active subsidiaries also entered into substantially identical agreements.  These agreements give Joe’s the ability to obtain cash by selling to CIT certain of its accounts receivable and to obtain advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT currently permits Joe’s to sell its accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe’s pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among Joe’s and all of its subsidiaries to guarantee each subsidiaries’ obligations.

As of February 28, 2009, Joe’s cash availability with CIT was approximately $1,223,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, the Joe’s trademarks are not encumbered.

The agreements may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days’ written notice prior to June 30, 2010, or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bears the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 28, 2009, the Chase prime rate was 3.25 percent.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At February 28, 2009, Joe’s had 8 letters of credit outstanding in the aggregate amount of $825,000.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 28, 2009	November 30, 2008

Finished goods	$10,467	$9,346
Finished goods consigned to others	59	84
Work in progress	1,839	1,744
Raw materials	10,624	12,141
	22,989	23,315
Less allowance for obsolescence and slow moving items	(1,165)	(1,044)
	$21,824	$22,271

Joe’s recorded charges to its inventory reserve allowance of $0 and $22,000 for the three months ended February 28, 2009 and February 29, 2008, respectively.

NOTE 5 - MERGER TRANSACTION

Merger Agreement

Joe’s, Joe’s Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into an initial definitive Agreement and Plan of Merger on February 6, 2007, and amended it on June 25, 2007, or the Merger Agreement.  JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD brand and marks, or the Joe’s Brand.  JD Holdings was the successor to JD Design, the entity from whom Joe’s licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.  Joe’s acquired JD Holdings in order to acquire the Joe’s Brand which allowed it to expand its product offerings and the brand in the marketplace, including opening Joe’s retail stores and entering into licenses for additional product categories.  Joe’s believed that the combined company created synergies to allow it to generate additional revenue from the brand recognition established by the denim business and increased market opportunity.  Joe’s also believed that the combined company and complete ownership of the Joe’s Brand enhanced the value of Joe’s from a stockholder and market participant point of view.  Joe’s believes that these factors support the amount of goodwill recorded.

Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, Joe’s and JD Holdings completed the merger.  In connection with the merger, Joe’s Subsidiary merged with and into JD Holdings, with Joe’s Subsidiary as the surviving entity.  In addition, Joe’s issued 14,000,000 shares of its common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $93,000 of merger related expenses. As a result of the merger, Joe’s now owns all outstanding stock of JD Holdings and all rights, title and interest in the Joe’s Brand.

Under the revised Merger Agreement, Mr. Dahan is entitled to, for a period of 120 months following October 25, 2007, a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year.  See “Note 10 — Commitments and Contingencies — Contingent Consideration Payments” for further discussion of the contingent consideration obligation.  In addition, the Merger Agreement contains a restrictive covenant relating to non-competition and non-solicitation for one year following the termination of Mr. Dahan’s service.

Upon completion of the merger, on October 25, 2007, Mr. Dahan became an officer, director and greater than 10 percent stockholder of Joe’s and an Employment Agreement and Investor Rights Agreement became effective.

The merger has been accounted for as a business combination under U.S. generally accepted accounting principles. Accordingly, management has allocated the purchase price to the assets and liabilities of JD Holdings in Joe’s financial statements as of the completion of the merger at their respective fair values.  At November 30, 2007, the valuations of intangible assets, income taxes and certain other items were preliminary.  Management completed the initial purchase price allocation during the second quarter of fiscal 2008.  In March 2009, management performed a new allocation as a result of the restatement of its first three quarter financial statements for fiscal 2008.

The assets acquired in this merger consisted of all outstanding stock of JD Holdings and intangible assets.  JD Holdings had an immaterial amount of other assets, including incidental office equipment that was distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction.  Pursuant to the SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, Joe’s has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense needs to be recognized.  However, Joe’s tests the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired.  Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired and contingent consideration payments are recorded as an expense.  For the three months ended February 28, 2009 and February 29, 2008, Joe’s has recorded $408,000 and $522,000 of contingent consideration payments as an operating expense, respectively.

Employment Agreement

After completion of the merger, Joe’s entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe’s Brand.

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

NOTE 6 —RELATED PARTY TRANSACTIONS

As of February 28, 2009 and November 30, 2008, Joe’s related party balance consisted of amounts due to certain related parties, as further described below, as follows:

	February 28, 2009	November 30, 2008

Joe Dahan	$281	$196
Famecast	44	—
Commerce Investment Group and affliates	9	9
Due to related parties, net	$334	$205

JD Holdings Inc.

On February 7, 2001, Joe’s acquired a license for the rights to the Joe’s® brand from JD Design LLC, which was subsequently merged with and into JD Holdings.  Under the license agreement, JD Holdings was entitled to a royalty of three percent on net sales of licensed products.  In October 2005, Joe’s granted JD Holdings the right to develop the children’s branded apparel line under an amendment to its master license agreement in exchange for a five percent royalty on net sales of those products.  On October 25, 2007, in connection with the acquisition of JD Holdings by Joe’s, the license agreement terminated.

As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  See “Note 5 — Merger Transaction” for a further discussion on the merger agreement and the contingent consideration payments.

As a related party, Victor Dahan, Mr. Dahan’s brother who is the managing member of Shipson LLC, or Shipson, to whom Joe’s previously outsourced its E-shop on the Joe’s Jeans website.  Joe’s sold its Joe’s® products to Shipson at wholesale price on normal and customary terms and conditions to fulfill purchases by customers on the E-shop.  Joe’s ceased doing business with Shipson in February 2008.  The aggregate amount of the transactions with Shipson during fiscal 2008 was approximately $145,000.  As of February 28, 2009, Shipson currently owes $192,000 for outstanding purchase orders which have been fully reserved for in Joe’s financial statements.

FameCast, Inc.

In the first quarter of fiscal 2009, Joe’s entered into an agreement with FameCast, Inc., or FameCast, an entity which Kent Savage, a member of Joe’s Board of Directors, serves as CEO and a founder.  The agreement with FameCast is for web hosting and management for an integrated contest site within the www.joesjeans.com site that is still under development.  Under the terms of the agreement, the aggregate amount of the transaction with FameCast is $175,000, payable in four installments, of which $43,500 has been paid as of February 28, 2009.

Commerce Investment Group and affiliates

Prior to 2007, Joe’s entered into certain transactions with Commerce Investment Group and its affiliates, or collectively, Commerce.  Commerce is no longer considered a related party nor has Joe’s engaged in any current transactions with them in fiscal 2008 or fiscal 2009.  However, a balance of $9,000 remains owed to Commerce that is included in its due to balance.

NOTE 7— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 28, 2009	February 29, 2008
Basic earnings per share computation:
Numerator:
Net income	$800	$321
Denominator:
Weighted average common shares outstanding	59,724	59,261
Income per common share - basic
Net income	$0.01	$0.01

Diluted earnings per share computation:
Numerator:
Net income	$800	$321
Denominator:
Weighted average common shares outstanding	59,724	59,261
Effect of dilutive securities:
Options and warrants	—	297
Dilutive potential common shares	59,724	59,558

Income per common share - dilutive
Net income	$0.01	$0.01

Potentially dilutive options, warrants, restricted stock and restricted stock units in the aggregate of 7,676,065 and 3,573,097 for the three months ended February 28, 2009 and February 29, 2008, respectively, have been excluded from the calculation of the diluted income per share, as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of February 28, 2009, shares reserved for future issuance include (i) 3,226,046 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 3,500,286 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 448,326 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of February 28, 2009; and (iv) 792,500 shares of common stock issuable upon the exercise of outstanding warrants.

NOTE 8 —INCOME TAXES

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

Joe’s and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  Joe’s is not currently under an Internal Revenue Service tax examination or an examination by any other state, local or foreign jurisdictions for any tax year.  Joe’s has identified its federal tax return and its state tax return in California as major tax jurisdictions. The only periods subject to examination for Joe’s federal tax returns are years 2005 through 2007. The periods subject to examination for Joe’s state tax returns in California are years 2004 through 2007.

Joe’s currently has a net operating loss carryforward of $45,552,000 for federal tax purposes expiring through 2026. Joe’s also has $18,341,000 of net operating loss carryforwards available for California which begin to expire in 2014.  Joe’s recorded an income tax expense of $140,000 and $62,000 for the three months ended February 28, 2009, and February 29, 2008, respectively.  Joe’s effective tax rate was 15 percent for the three months ended February 28, 2009 and 16 percent for the three months ended February 29, 2008.

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

NOTE 9— STOCKHOLDERS’ EQUITY

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  All warrants are currently exercisable.  As of February 28, 2009, outstanding common stock warrants are as follows:

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

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of February 28, 2009, options to purchase up to 203,546 shares of common stock remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance.  During the fourth quarter of fiscal 2007, Joe’s granted 555,849 shares of restricted common stock to its directors and CEO pursuant to the 2004 Stock Incentive Plan.  In December 2007, Joe’s issued 745,600 restricted common stock units, or RSUs, to its employees pursuant to the 2004 Stock Incentive Plan.  In the fourth quarter of fiscal 2008, Joe’s granted 1,950,000 RSUs to its officers and directors pursuant to the 2004 Stock Incentive Plan.  In December 2008, Joe’s issued 1,197,856 RSUs to its employees pursuant to the 2004 Stock Incentive Plan.  These RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.   On the vesting date of the RSUs, Joe’s expects to issue the shares of common stock to each participant upon vesting and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.  As of February 28, 2009, 83,625 RSUs have been forfeited by employees.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 28, 2009, 448,326 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2008, there was a total of $234,000 stock based compensation expense recognized in the three months ended February 28, 2009, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2009 (in actual amounts) for service as a member:

	February 28, 2009
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

		Number of restricted shares isssued
2007		320,000
2008		473,455
2009		—

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	Intrinsic
	Options	price	Life (Years)	Value

Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(87,100)	(1.02)	—	—
Outstanding at February 28, 2009	3,226,046	$1.78	6.3	$—

Exercisable and vested at February 28, 2009	3,226,046	$1.78	6.3	$—

Weighted average per option fair value of options granted during the year		N/A

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	Intrinsic
	Options	price	Life (Years)	Value

Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	—	—
Expired	(200,000)	2.40
Forfeited	(100,000)	1.98	—	—
Outstanding at February 29, 2008	3,326,046	$1.76	6.4	$268,803

Exercisable and vested at February 29, 2008	3,282,296	$1.76	6.4	$239,139

Weighted average per option fair value of options granted during the year		N/A

As of February 28, 2009, there was $2,151,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.   The total fair value of shares of stock options that vested during the three months ended February 28, 2009 and February 29, 2008 was $0 and $7,000, respectively, for restricted common stock and RSUs.

Exercise prices for options outstanding as of February 28, 2009 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life	Number of options vested	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	190,064	4.5	190,064	4.5
$1.00 - $1.02	1,915,000	6.9	1,915,000	6.9
$1.27 - $1.30	60,982	4.0	60,982	4.0
$1.58 - $1.63	610,000	5.4	610,000	6.3
$5.91	450,000	6.3	450,000	6.3

	3,226,046	6.3	3,226,046	6.3

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2008	3,313,146	3,109,600	203,546
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	(87,100)	(87,100)	—
Outstanding and exercisable at February 28, 2009	3,226,046	3,022,500	203,546

There were no options granted or exercised in the first quarter of fiscal 2009. In the first quarter of fiscal 2009, Joe’s granted 1,197,856 RSUs pursuant to the 2004 Stock Incentive Plan.  In the first quarter of fiscal 2009, Joe’s issued 188,032 shares of its common stock to the holders of RSUs and withheld 13,064 RSUs to cover the minimum tax withholding obligation for each employee.

A summary of the status of restricted common stock and RSUs as of November 30, 2008, and changes during the three months ended February 28, 2009, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	—	1,197,856	1,197,856	—	0.41
Vested	—	—	—	—	—
Issued	—	(188,032)	(188,032)	—	$0.88
Cancelled	—	(13,064)	(13,064)	—	$1.33
Forfeited	—	—	—	—	—
Outstanding at February 28, 2009	157,233	3,500,286	3,657,519	$1.59	$0.63

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	745,600	745,600	—	1.46
Vested	(80,000)	—	(80,000)	(1.59)
Forfeited	—	(1,000)	(1,000)	—	(1.46)
Outstanding at February 29, 2008	449,182	744,600	1,193,782	$1.59	$1.46

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000. The payments will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any significant underpayments will promptly be made.  No payment will be made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.  For the three months ended February 28, 2009, Joe’s has recorded $408,000 of contingent consideration payments as operating expense.

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

As of February 28, 2009, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows:

Future Lease Obligations are as follows (in thousands):
2009 Remainder of the year	$840
2010	1,535
2011	1,647
2012	1,707
2013	1,770
Thereafter	10,423
$17,921

NOTE 11— SEASONALITY

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2008.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three months ended February 28, 2009 and February 29, 2008.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this quarterly report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed, under the heading “Forward-Looking Statements” that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

In fiscal 2008, the focus of our operations was on our Joe’s® brand.  Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags, belts and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Joe Dahan to be one of our executive officers.  Mr. Dahan is our largest stockholder.  He owns approximately 23 percent of our total shares outstanding and is a member of our Board of Directors.

In 2007, we reported net income for a full fiscal year for the first time since 2002 and for fiscal 2008, we reported net income for all four quarters.  Our strategic plan for 2009 includes focusing on our retail stores’ performance, continuing to improve international and men’s sales, evaluating licensing opportunities for other product categories and continuing to enhance the products available in our collection.  We opened our first full price retail store in October 2008 in Chicago, Illinois.  By the end of the fourth quarter of fiscal 2008, we opened one additional full price store in San Francisco, California and two outlets, one located in Central Valley, New York and one in Orlando, Florida.  We also entered into two additional leases during fiscal 2008 — one for a full price retail store in Santa Monica Place in Santa Monica, California and one for an outlet store in Camarillo, California.  We expect to open these stores in fiscal 2009 or 2010.  We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins.  We continue to look for other retail leases for fiscal 2009 and beyond, but remain cautious about our retail store plans.

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

Since the sale in May 2006 of the assets of our private label business and subsequent classification as a discontinued operation, our continuing operations for fiscal 2006 include net sales of other terminated branded apparel lines as well as our Joe’s® brand products.  Because the other branded apparel lines were not separate operating divisions, the terminated lines are not included as part of our discontinued operations.  These brands are reflected in our overall net sales even though the brands are not part of our continuing operations beyond the relevant time periods.  We also sold the assets of our craft and accessory business operated under our Innovo subsidiary in May 2005 and reported that subsidiary as a discontinued operation as of fiscal 2004.

Comparison of Three Months Ended February 28, 2009 to Three Months Ended February 29, 2008

	Three months ended
	(dollar values in thousands)
	February 28, 2009	February 29, 2008	$ Change	% Change
	As restated
Net sales	$16,482	$15,210	$1,272	8%
Cost of goods sold	8,216	8,422	(206)	(2)%
Gross profit	8,266	6,788	1,478	22%
Gross margin	50%	45%

Selling, general & administrative	7,085	6,126	959	16%
Depreciation & amortization	135	87	48	55%
Operating income	1,046	575	471	82%

Interest expense	(106)	(192)	86	(45)%
Other expense	—	—	—	—
Income before provision for taxes	940	383	557	145%

Income taxes	140	62	78	126%

Net income	$800	$321	$479	149%

Three Months Ended February 28, 2009 Overview

For the three months ended February 28, 2009, or the first quarter of fiscal 2009, our net sales increased to $16,482,000 from $15,210,000 for the three months ended February 29, 2008, or the first quarter fiscal 2008, an eight percent increase.  We generated net income in the amount of $800,000 for the first quarter of fiscal 2009 compared to $321,000 for the first quarter of fiscal 2008.

Net Sales

Our net sales increased to $16,482,000 for the first quarter of fiscal 2009 from $15,210,000 for the first quarter of fiscal 2008, an 8 percent increase.  This increase can be attributed to a $149,000, or 24 percent, increase in our international sales in Europe over the first quarter of fiscal 2008 due to us directly entering into agent and distribution agreements internationally.  Our overall net sales were also positively impacted by our $927,000 in net sales from our retail stores that opened in the latter part of our fourth fiscal quarter in 2008.

Gross Profit

Our gross profit increased to $8,266,000 from $6,788,000 for the first quarter of fiscal 2008, a 22 percent increase.  Our overall gross margin increased to 50 percent for the first quarter of fiscal 2009 from 45 percent for the first quarter of fiscal 2008, a five percentage point increase.

The increase in our gross profit and gross margin percentage was primarily due to an increase from 56 percent to 90 percent of our products manufactured outside of the U.S., which generally results in a lower cost of production.  In addition, our gross profit and gross margins were positively impacted by an additional $592,000 in gross profit from sales from our retail stores.  As a result of these two increases, our gross profit and gross margins improved from the first quarter of fiscal 2009 to 2008.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $7,085,000 for the first quarter of fiscal 2009 from $6,126,000 for the first quarter of fiscal 2008, a 16 percent increase.

The SG&A increase in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is largely a result of the following factors: (i) an increase of $419,000 in employee and employee-related expenses due to a higher headcount in the first quarter of fiscal 2009 compared to fiscal 2008 to support our growth and implementation of our strategic initiatives, including personnel to support our retail strategy; (ii) an increase of $21,000 in stock-based compensation expense due to the issuance of restricted stock units in the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, respectively; (iii) an increase of $400,000 in facilities and retail operating related expenses primarily due to the addition of our retail stores in the fourth quarter of fiscal 2008; (iv) an increase of $183,000 in professional fees primarily due to increases legal fees associated with litigation in the ordinary course of business; (vii) an increase of $17,000 in advertising and tradeshow expenses; and (viii) an increase of $41,000 in commission, factor and bank fees due to the increase in our net sales.  These increases were partially offset by a decrease of $206,000 in sample expense due to better control over costs and timing of the expense.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $135,000 for the first quarter of fiscal 2009 from $87,000 for the first quarter of fiscal 2008, a 55 percent increase.  The increase was primarily attributable to additional depreciation for our retail stores’ leasehold improvements in the first quarter of fiscal 2009 which we did not have in the first quarter of fiscal 2008.

Interest Expense

Our combined interest expense decreased to $106,000 for the first quarter of fiscal 2009 from $192,000 for the first quarter of fiscal 2008, a 45 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Income Tax

For the first quarter of fiscal 2009, our income tax expense was $140,000 compared to $62,000 for the first quarter of fiscal 2008.  Our effective tax rate was 15 percent for the first quarter of fiscal 2009 compared to 16 percent for the first quarter of fiscal 2008.  We expect our effective tax rate to be approximately 15 percent during fiscal 2009.  For the three months ended February 28, 2009 and February 29, 2008, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss carryforwards against which a full valuation allowance has been established and our increase in net income.

Net Income

We generated net income of $800,000 in the first quarter of fiscal 2009 compared to $321,000 for the first quarter of fiscal 2008.  The increase in net income for our first quarter of fiscal 2009 compared to a net loss for our first quarter of fiscal 2008 is largely the result of the following factors (i) an increase of $1,272,000 in net sales; and (ii) an increase of $1,478,000 in gross profit which translated into a 50 percent overall gross margin for the first quarter of fiscal 2009 compared to a 45 percent overall gross margin in for the first quarter of fiscal 2008.  Our net income improvements were partially offset by an increase of $959,000 in our SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the three months ended February 28, 2009, we used $1,304,000 of cash flow from operations and used $77,000 for purchases of property and equipment in connection with the operation of our retail stores.  We funded these uses of cash from $86,000 in factored borrowings and drawing down $1,300,000 from our existing cash balance.  Our cash balance was $2,165,000 as of February 28, 2009.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations.  As of February 28, 2009, our cash availability with CIT was approximately $1,223,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

As of February 28, 2009, we had $8,732,000 of factored receivables with CIT and a loan balance of $2,678,000 for inventory advances. We had 8 letters of credit in the aggregate amount of $825,000 outstanding as of February 28, 2009.

For the remainder of fiscal 2009, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures for any additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2009. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 – Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2008 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The balance in the allowance for customer credits and doubtful accounts as of February 28, 2009 and November 30, 2008 was $594,000 and $660,000 for non-factored accounts receivables.

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

In fiscal 2007, we acquired through merger JD Holdings, which included all of the intangible assets and goodwill related to the Joe’s®, Joe’s Jeans™ and JD® logo and marks. For fiscal 2008, we did not recognize any impairment related to the intangible assets and goodwill of our Joe’s® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

SFAS No. 142 requires that goodwill and other intangibles be tested for impairment using a two-step process.  The first step is to determine the fair value of each reporting unit and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized.  The second step is performed if the carrying value exceeds the fair value of the assets.  The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill.

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

We also considered the market value of our common stock as of February 28, 2009. However, given the volatility in the stock market during the quarter ended  February 28, 2009, as well as the impact that the credit crisis and the recession had on the equity markets during that period, and the fact that, after consideration of a control premium and that our stock only started to trade below book value during the fourth quarter, we concluded that it was appropriate to place reliance on fair value as calculated by our discounted cash flow and market approach based on market participants in evaluating goodwill impairment as of February 28, 2009. Our continued reliance this approach may not be appropriate in the future if our market capitalization continues to be less than the carrying value of our net assets for a prolonged period.  If we determine that we have not passed the step one test of SFAS 142, we believe goodwill could be impaired under the step two test of SFAS 142.

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

•                  3% of the gross profit from $22,501,000 to $31,500,000;

•                  2% of the gross profit from $31,501,000 to $40,500,000; and

•                  1% of the gross profit above $40,501,000.

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

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we originally accounted for the contingent consideration as additional purchase price.  As previously disclosed, we will no longer account for the contingent consideration as additional purchase price.  We now account for the contingent consideration as compensation expense, i.e. compensation for services, use of property or profit sharing.  Accordingly, in our Notes to Consolidated Financial Statements in our Annual Report previously filed with the SEC, we have restated our first three quarters for fiscal 2008 to reflect this change and a change to our valuation of the assets acquired.  The advanced contingent consideration payments are accounted for as operating expense.  As of February 28, 2009, since the acquisition date, we have charged to expense $2,131,000.

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

Contingencies

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 5.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate. Should events or circumstances change, we could have to record additional accruals.

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payment,” or SFAS No. 123(R), on November 27, 2005. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, under SFAS No. 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, SFAS No. 123(R) guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Note 10 – Stockholders’ Equity – Stock Incentive Plans” for additional discussion of SFAS No. 123(R).

Recent Accounting Pronouncements

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

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits Under Lease Arrangements,” or EITF 08-3.  EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008 and is not applicable to us.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to impact our results of operations, financial position or cash flows.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk.

Not applicable as a Smaller Reporting Company.

Item 4T(A).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting discussed below.

In light of these material weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

The changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, described below, occurred during our last fiscal quarter and materially affected our internal control over financial reporting.  Other than the changes discussed below, there were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, on March 18, 2009, our Audit Committee concluded that, upon the advice of management and in consultation with Ernst & Young LLP, our independent registered public accounting firm, our previously issued financial statements for each of the three quarters ended February 29, 2008, May 31, 2008 and August 31, 2008, respectively, required restatement regarding the accounting related to the merger transaction with JD Holdings consummated on October 25, 2007.  The restatement arose as a result of a review of our registration statement on Form S-3 filed on October 15, 2008 by the staff of the SEC, or the SEC Staff.  The SEC Staff comments addressed the valuation of the assets acquired in connection with the merger transaction with JD Holdings, the allocation of the purchase price to those assets and the accounting treatment of the contingent consideration payments to Mr. Dahan associated with the acquisition of JD Holdings.

In accordance with the SEC Staff’s comments, we presented to the SEC Staff our position regarding the merger transaction and accounting treatment.  After considering the SEC Staff’s view, management recommended to the Audit Committee that we (i) perform a new valuation pursuant to SFAS No. 141 of the assets acquired in connection with the merger with JD Holdings and allocate the purchase price according to such valuation; and (ii) account for the contingent consideration payments as compensation expense, rather than as an additional purchase price.

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

•                  valuing the assets acquired in connection with the merger of JD Holdings;

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

After identifying these material weaknesses in our internal control related to our accounting treatment for the merger transaction with JD Holdings, management, in consultation with the Audit Committee, engaged in substantial efforts to address the material weaknesses in our internal control over financial reporting during the fiscal quarter covered by this report.  We performed a new valuation for the assets acquired in connection with the acquisition of JD Holdings and revised the allocation of the purchase price between intangible assets and goodwill to comply with SFAS No. 141.  We also revised our policy regarding the treatment of the contingent consideration payments made to Mr. Dahan so that payments are recognized as compensation expense rather than purchase price.  More specifically, our accounting staff now records the contingent payments within our selling, general and administrative expenses in our general ledger.  Management has documented its conclusions, informed the necessary accounting personnel of these changes to the financial statements and accounting treatment of the purchase price of JD Holdings and the contingent consideration payments to Mr. Dahan.  We have identified the causes and reasons for the failure in the function of our internal control.  We have remediated these material weaknesses by implementing corrective action related to the functioning of the controls.  These corrective actions included improved education and analysis for personnel responsible for reviewing, analyzing, gathering and testing assumptions and information in evaluating accounting principles.  We believe that the implementation of these changes has effectively remediated the material weaknesses described above.  Management believes that the remedial measures are fully functional, enhance our existing internal control over financial reporting and remediate the material weaknesses in the internal control over financial reporting related to the acquisition of JD Holdings and any future acquisitions.

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

Item 1A.         Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

JOE’S JEANS INC.

April 30, 2009	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

April 30, 2009	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith