Form 10-Q
period 2009-05-31
JOE'S JEANS INC.
filed 2009-07-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

The number of shares of the registrant’s common stock outstanding as of July 15, 2009 was 60,336,891.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 31, 2009	November 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,760	$3,465
Accounts receivable, net of allowance for customer credits and returns of $901 (2009) and $660 (2008)	1,226	865
Inventories, net	21,752	22,271
Prepaid expenses and other current assets	474	301
Total current assets	30,212	26,902

Property and equipment, net	2,755	2,825
Goodwill	3,836	3,836
Intangible assets, net	24,000	24,000
Other assets	108	106

Total assets	$60,911	$57,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,457	$8,628
Due to factor	4,645	2,900
Deferred licensing revenue	1,000	—
Due to related parties	179	205
Total current liabilities	12,281	11,733

Long term deferred rent	360	251
Deferred tax liability	9,600	9,600
Total liabilities	22,241	21,584

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 60,279 shares issued and 60,139 outstanding (2009) and 59,946 shares issued and 59,806 outstanding (2008)	6,029	5,996
Additional paid-in capital	103,286	102,859
Accumulated deficit	(67,845)	(69,970)
Treasury stock, 140 shares	(2,800)	(2,800)
Total stockholders’ equity	38,670	36,085

Total liabilities and stockholders’ equity	$60,911	$57,669

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
	(unaudited)		(unaudited)
Net sales	$17,179	$17,955	$33,661	$33,165
Cost of goods sold	8,496	9,517	16,712	17,939
Gross profit	8,683	8,438	16,949	15,226

Operating expenses
Selling, general and administrative	6,904	6,372	13,989	12,498
Depreciation and amortization	134	87	269	174
	7,038	6,459	14,258	12,672
Operating income	1,645	1,979	2,691	2,554
Interest expense	94	167	200	359
Income before provision for taxes	1,551	1,812	2,491	2,195
Income taxes	226	201	366	263
Net income	$1,325	$1,611	$2,125	$1,932

Earnings per common share - basic	$0.02	$0.03	$0.04	$0.03

Earnings per common share - diluted	$0.02	$0.03	$0.04	$0.03

Weighted average shares outstanding
Basic	59,887	59,342	59,806	59,302
Diluted	60,275	59,583	59,965	59,571

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2009	May 31, 2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$1,761	$1,606

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(198)	(120)
Other	—	125
Net cash (used in) provided by investing activities	(198)	5

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing, net	1,745	(391)
Payment of taxes on restricted stock units	(13)	—
Net cash provided by (used in) financing activities	1,732	(391)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,295	1,220

CASH AND CASH EQUIVALENTS, at beginning of period	3,465	1,331

CASH AND CASH EQUIVALENTS, at end of period	$6,760	$2,551

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 25, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income (unaudited)	—	—	—	1,932	—	1,932
Stock-based compensation (unaudited)	—	—	434	—	—	434

Balance, May 31, 2008 (unaudited)	59,862	$5,988	$102,490	$(72,940)	$(2,776)	$32,762

Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085
Net income (unaudited)	—	—	—	2,125	—	2,125
Issuance of restricted stock (unaudited)	333	33	(33)	—	—	—
Stock-based compensation, net of withholding taxes (unaudited)	—	—	460	—	—	460

Balance, May 31, 2009 (unaudited)	60,279	$6,029	$103,286	$(67,845)	$(2,800)	$38,670

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended May 31, 2009 and 2008 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2008 contained in Joe’s Annual Report on Form 10-K, or the Annual Report.

Joe’s principal business activity involves the design, development and worldwide marketing of apparel products.  Joe’s primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  Currently, Joe’s has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from its retail operations and a license agreement for accessories.  On October 12, 2007, Joe’s filed an amended and restated certificate of incorporation in Delaware to change its corporate name from Innovo Group Inc. to Joe’s Jeans Inc. and to increase the shares of common stock authorized for issuance to 100,000,000.  Joe’s fiscal year end is November 30.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2009 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2009.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 –ADOPTION OF ACCOUNTING PRINCIPLES

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R).  New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed;  (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill.  SFAS No. 141(R) is effective for Joe’s for transactions consummated during annual periods beginning after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s.  Joe’s does not expect that SFAS No. 141(R) will have any impact on its financial statements unless it enters into an applicable transaction in the future.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R).  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, is the year beginning December 1, 2009 for Joe’s, and interim periods within that fiscal year.  The adoption of FSP 142-3 did not have a material impact on the Joe’s financial position or results from operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, but should be applied on a prospective basis.  The adoption of this statement is not expected to have a material impact on Joe’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	May 31, 2009	November 30, 2008
Non-recourse receivables assigned to factor	$9,048	$9,954
Client recourse receivables	83	1,444
Total receivables assigned to factor	9,131	11,398

Allowance for customer credits	(2,654)	(2,087)
Net loan balance from factored accounts receivable	(7,705)	(9,903)
Net loan balance from inventory advances	(3,417)	(2,308)
Due to factor	$(4,645)	$(2,900)

Non-factored accounts receivable	$2,127	$1,525
Allowance for customer credits	(290)	$(120)
Allowance for doubtful accounts	(611)	(540)
Accounts receivable, net of allowance	$1,226	$865

Of the total amount of receivables sold as of May 31, 2009 and November 30, 2008, Joe’s bears the risk of payment of $83,000 and $1,444,000, respectively, in the event of non-payment by its customers.

CIT Commercial Services

On June 1, 2001, the Joe’s Jeans Subsidiary entered into an accounts receivable factoring agreement and an inventory security agreement with CIT.  In prior years, Joe’s other active subsidiaries also entered into substantially identical agreements.  These agreements give Joe’s the ability to obtain cash by selling to CIT certain of its accounts receivable and to obtain advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT currently permits Joe’s to sell its accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe’s pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among Joe’s and all of its subsidiaries to guarantee each subsidiary’s obligations.

As of May 31, 2009, Joe’s cash availability with CIT was approximately $500,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, the Joe’s trademarks are not encumbered.

The agreements may be terminated by CIT upon 60 days written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days written notice prior to June 30, 2010, or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bears the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2009, the Chase prime rate was 3.25 percent.

In addition, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.  At May 31, 2009, Joe’s had six letters of credit outstanding in the aggregate amount of $63,000.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2009	November 30, 2008

Finished goods	$11,351	$9,346
Finished goods consigned to others	66	84
Work in progress	2,170	1,744
Raw materials	9,377	12,141
	22,964	23,315
Less allowance for obsolescence and slow moving items	(1,212)	(1,044)
	$21,752	$22,271

Joe’s did not record any charges to its inventory reserve allowance for the three months ended May 31, 2009 and 2008, and the six months ended May 31, 2009, respectively. For the six months ended May 31, 2008, Joe’s recorded a charge of $22,000 to its inventory reserve allowance.

NOTE 5 - MERGER TRANSACTION

Merger Agreement

Joe’s, Joe’s Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into an initial definitive Agreement and Plan of Merger on February 6, 2007, and amended it on June 25, 2007, or the Merger Agreement.  JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks related to the Joe’s®, Joe’s Jeans™ and JD brand and marks, or the Joe’s Brand.  JD Holdings was the successor to JD Design, the entity from whom Joe’s licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.  Joe’s acquired JD Holdings in order to acquire the Joe’s Brand which allowed it to expand its product offerings and the brand in the marketplace, including opening Joe’s retail stores and entering into licenses for additional product categories.  Joe’s believed that the combined company created synergies to allow it to generate additional revenue from the brand recognition established by the denim business and increased market opportunity.  Joe’s also believed that the combined company and complete ownership of the Joe’s Brand enhanced the value of Joe’s from a stockholder and market participant point of view.  Joe’s believes that these factors support the amount of goodwill recorded.

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

The assets acquired in this merger consisted of all outstanding stock of JD Holdings and intangible assets.  JD Holdings had an immaterial amount of other assets, including incidental office equipment that was distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction.  Pursuant to the SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, Joe’s has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense needs to be recognized.  However, Joe’s tests the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired.  Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired and contingent consideration payments are recorded as an expense.  Contingent consideration payments recorded as an operating expense were $408,000 and $404,000, respectively, for the three months ended May 31, 2009 and 2008, and $816,000, and $926,000, respectively, for the six months ended May 31, 2009 and 2008.

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

Investor Rights Agreement

Upon the closing of the merger, Joe’s also entered into an investor rights agreement.  Pursuant to the investor rights agreement, Joe’s agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the merger.  The shares of common stock issued as merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date.  Joe’s agreed to bear all expenses associated with registering these shares for resale and have granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by Joe’s. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions and indemnification of the parties.  On March 24, 2008, a registration statement on Form S-3 was declared effective for the resale of up to 2,333,333 shares where the contractual restrictions on resale lapsed on April 25, 2008.   Mr. Dahan has not requested the filing of any additional registration statements.

NOTE 6 –RELATED PARTY TRANSACTIONS

As of May 31, 2009 and November 30, 2008, Joe’s related party balance consisted of amounts due to certain related parties, as further described below, as follows:

	May 31, 2009	November 30, 2008

Joe Dahan	$105	$196
Albert Dahan	65	—
Commerce Investment Group and affliates	9	9
Due to related parties, net	$179	$205

Joe Dahan/JD Holdings Inc.

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

Victor Dahan

Victor Dahan, brother of Joe Dahan, is the managing member of Shipson LLC, or Shipson, and Joe’s previously outsourced its E-shop on the Joe’s Jeans website to his company.  Joe’s ceased doing business with Shipson in February 2008.  As of the termination date of the relationship, Shipson owed Joe’s approximately $192,000, for outstanding purchase orders that were fully reserved for in Joe’s year end financial statements for fiscal 2008.  During May 2009, Shipson returned $51,000 in goods and agreed to pay $141,000 for the outstanding purchase orders pursuant to a settlement agreement.

Albert Dahan

In April 2009, Joe’s has entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe’s where he acts as a sales person for Joe’s.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the second quarter of fiscal 2009, payments made to Mr. Albert Dahan under this arrangement totaled $65,000.

Effective as of June 1, 2009, Joe’s entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity.  Under the terms of the  license, Kids LLC has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC will pay to Joe’s a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter.  The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal.  Kids LLC advanced $1,000,000 as a payment against the first year’s guaranteed minimum royalties.  This amount has been reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets as of May 31, 2009.  Joe’s expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater.  Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the terms of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.

FameCast, Inc.

In the first quarter of fiscal 2009, Joe’s entered into an agreement with FameCast, Inc., or FameCast, an entity which Kent Savage, a member of Joe’s Board of Directors, serves as CEO and a founder.  The agreement with FameCast is for web hosting and management for an integrated contest site within the www.joesjeans.com site that is still under development.  Under the terms of the agreement, the aggregate amount of the transaction with FameCast is $175,000.

Commerce Investment Group and affiliates

Prior to 2007, Joe’s entered into certain transactions with Commerce Investment Group and its affiliates, or collectively, Commerce.  Commerce is no longer considered a related party nor has Joe’s engaged in any current transactions with them in fiscal 2008 or fiscal 2009.  However, a balance of $9,000 remains owed to Commerce that is included in the due to balance.

NOTE 7– EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Basic earnings per share computation:
Numerator:
Net income	$1,325	$1,611	$2,125	$1,932
Denominator:
Weighted average common shares outstanding	59,887	59,342	59,806	59,302
Income per common share - basic
Net income	$0.02	$0.03	$0.04	$0.03

Diluted earnings per share computation:
Numerator:
Net income	$1,325	$1,611	$2,125	$1,932
Denominator:
Weighted average common shares outstanding	59,887	59,342	59,806	59,302
Effect of dilutive securities:
Options and warrants	388	241	159	269
Dilutive potential common shares	60,275	59,583	59,965	59,571

Income per common share - dilutive
Net income	$0.02	$0.03	$0.04	$0.03

Potentially dilutive options, warrants, restricted stock and restricted stock units in the aggregate of 4,443,665 and 3,454,592 for the three months ended May 31, 2009 and 2008, respectively, and 6,244,436 and 3,454,592 for the six months ended May 31, 2009 and 2008, respectively, have been excluded from the calculation of the diluted income per share, as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of May 31, 2009, shares reserved for future issuance include (i) 3,226,046 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 3,335,229 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 468,265 shares of common stock available for future issuance under the 2004 Stock Incentive Plan; and (iv) 792,500 shares of common stock issuable upon the exercise of outstanding warrants.

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

Joe’s currently has a net operating loss carryforward of $45,552,000 for federal tax purposes expiring through 2026. Joe’s also has $18,341,000 of net operating loss carryforwards available for California which begin to expire in 2014.  Joe’s recorded an income tax expense of $226,000 and $201,000 for the three months ended May 31, 2009, and 2008, respectively and $366,000 and $263,000 for the six months ended May 31, 2009 and 2008, respectively.  Joe’s effective tax rate was 15 percent and 15 percent for the three and six months ended May 31, 2009, respectively, and 11 percent and 12 percent for the three and six months ended May 31, 2008, respectively.

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

NOTE 9– STOCKHOLDERS’ EQUITY

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  All warrants are currently exercisable.  As of May 31, 2009, outstanding common stock warrants are as follows:

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

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of May 31, 2009, options to purchase up to 203,546 shares of common stock remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 8,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, Joe’s has issued both restricted common stock and restricted common stock units, or RSUs, to its officers, directors and employees pursuant to the 2004 Stock Incentive Plan.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.   On the vesting date of the RSUs, Joe’s expects to issue the shares of common stock to each participant upon vesting and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2009, 468,265 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2008, there was a total of $473,000 of stock based compensation expense recognized in the six months ended May 31, 2009.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2009 (in actual amounts) for service as a member:

	May 31, 2009
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted stock units isssued
2007	320,000
2008	473,455
2009	—

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(87,100)	(1.02)	—	—
Outstanding and exercisable at May 31, 2009	3,226,046	$1.78	6.1	$38,165

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	—	—
Expired	(200,000)	2.40
Forfeited	(100,000)	1.98	—	—
Outstanding at May 31, 2008	3,326,046	$1.76	6.2	$205,240

Exercisable and vested at May 31, 2008	3,301,046	$1.77	6.2	$189,009

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2009, there was $1,913,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.   The total fair value of shares of stock options that vested during the three months ended May 31, 2009 and 2008 was $0 and $5,000, respectively.  The total fair value of shares of stock options that vested during the six months ended May 31, 2009 and 2008 was $0 and $12,000, respectively.

Exercise prices for options outstanding as of May 31, 2009 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	190,064	4.2
$1.00 - $1.02	1,915,000	6.6
$1.27 - $1.30	60,982	3.7
$1.58 - $1.63	610,000	5.2
$5.91	450,000	6.0

	3,226,046	6.1

The following table summarizes the stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2008	3,313,146	3,109,600	203,546
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	(87,100)	(87,100)	—
Outstanding and exercisable at May 31, 2009	3,226,046	3,022,500	203,546

There were no options or RSUs granted or exercised in the second quarter of fiscal 2009. In the six months ended May 31, 2009, Joe’s issued 333,153 shares of its common stock to the holders of RSUs and withheld 33,000 RSUs to cover the minimum tax withholding obligations for each employee.

A summary of the status of restricted common stock and RSUs as of November 30, 2008, and changes during the three and six months ended May 31, 2009, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	—	1,197,856	1,197,856	—	0.41
Vested	—	—	—	—	—
Issued	—	(333,153)	(333,153)	—	$0.75
Cancelled	—	(33,000)	(33,000)	—	$1.00
Forfeited	—	—	—	—	—
Outstanding at May 31, 2009	157,233	3,335,229	3,492,462	$1.59	$0.63

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	745,600	745,600	—	1.46
Vested	(160,000)	—	(160,000)	(1.59)
Forfeited	—	(39,500)	(39,500)	—	(1.46)
Outstanding at May 31, 2008	369,182	706,100	1,075,282	$1.59	$1.46

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000. The payments will be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any significant underpayments will promptly be made.  No payment will be made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.  Contingent consideration payments recorded as operating expense were $408,000 and $404,000 for the three months ended May 31, 2009, and 2008, respectively, and $816,000 and $926,000 for the six months ended May 31, 2009 and 2008, respectively.

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

As of May 31, 2009, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows:

2009 Remainder of the year	$581
2010	1,535
2011	1,647
2012	1,707
2013	1,770
Thereafter	10,423
$17,663

NOTE 11– SEASONALITY

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month periods ended May 31, 2009 and 2008.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this quarterly report.  The discussion and analysis contains statements that may be considered forward-looking.  These statements contain a number of risks and uncertainties as discussed, under the heading “Forward-Looking Statements” that could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

The focus of our operations has been on our Joe’s® brand.  Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags, belts and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from

$22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Joe Dahan to be one of our executive officers.  Mr. Dahan is our largest stockholder.  He owns approximately 23 percent of our total shares outstanding and is a member of our Board of Directors.

Our strategic plan for 2009 includes focusing on our retail stores’ performance, continuing to improve international and men’s sales, evaluating licensing opportunities for other product categories and continuing to enhance the products available in our collection.  We opened our first full price retail store in October 2008 in Chicago, Illinois.  By the end of the fourth quarter of fiscal 2008, we opened one additional full price store in San Francisco, California and two outlets, one located in Central Valley, New York and one in Orlando, Florida.  We also entered into two additional leases during fiscal 2008 — one for a full price retail store in Santa Monica Place in Santa Monica, California and one for an outlet store in Camarillo, California.  We opened our Camarillo store in July 2009 and expect to open the Santa Monica Place store in 2010.  We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins.  We continue to look for other retail leases, but remain cautious about our retail store plans.

In addition, we have engaged on a non-exclusive basis, several licensing agents to bring licensing opportunities to us for evaluation.  We recently announced that we entered into a license agreement for children’s products.  In exchange for the exclusive right to this product line, the licensee paid us a $1,000,000 non-refundable advance on the first year’s royalties and will pay us additional amounts on net sales in future years.  We continue to have our license agreement for handbags and small leather goods as well and actively look for additional licensees to expand our product offerings.

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

Comparison of Three Months Ended May 31, 2009 to Three Months Ended May 31, 2008

	Three months ended
	(dollar values in thousands)
	May 31, 2009	May 31, 2008	$ Change	% Change

Net sales	$17,179	$17,955	$(776)	(4)%
Cost of goods sold	8,496	9,517	(1,021)	(11)%
Gross profit	8,683	8,438	245	3%
Gross margin	51%	47%

Selling, general & administrative	6,904	6,372	532	8%
Depreciation & amortization	134	87	47	54%
Income (loss) from continuing operations	1,645	1,979	(334)	(17)%

Interest expense	94	167	(73)	(44)%
Income (loss) from continuing operations, before taxes	1,551	1,812	(261)	(14)%

Income taxes	226	201	25	12%

Net income	$1,325	$1,611	$(286)	(18)%

Three Months Ended May 31, 2009 Overview

For the three months ended May 31, 2009, or the second quarter of fiscal 2009, our net sales decreased to $17,179,000 from $17,955,000 for the three months ended May 31, 2008, or the second quarter fiscal 2008, a four percent decrease.  We generated net income in the amount of $1,325,000 for the second quarter of fiscal 2009 compared to $1,611,000 for the second quarter of fiscal 2008.

Net Sales

Our net sales decreased to $17,179,000 for the second quarter of fiscal 2009 from $17,955,000 for the second quarter of fiscal 2008, a four percent decrease.  This decrease can be primarily attributed to a decrease of approximately 19 percent in our women’s domestic net sales due to the economic downturn having an adverse impact on this sales channel. However, this decrease was offset by an increase of 18 percent in men’s domestic net sales, a 24 percent increase in international sales and the addition of retail store sales in the second quarter of fiscal 2009 that we did not have in the second quarter of fiscal 2008.

Gross Profit

Our gross profit increased to $8,683,000 from $8,438,000 for the second quarter of fiscal 2008, a three percent increase.  Our overall gross margin increased to 51 percent for the second quarter of fiscal 2009 from 47 percent for the second quarter of fiscal 2008, a four percentage point increase.

The increase in our gross profit and gross margin percentage was primarily due the positive impact of the gross margins realized from sales by our retail stores where we capture the difference between our cost and the retail sales price rather than our cost and wholesale sales price.  Also, during the second quarter of fiscal 2009, over 90 percent of our products were manufactured outside of the United States where we have lower costs of production.  As a result, our gross profit and gross margins improved from the second quarter of fiscal 2008 to 2009.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $6,904,000 for the second quarter of fiscal 2009 from $6,372,000 for the second quarter of fiscal 2008, an eight percent increase.

The SG&A increase in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 is largely a result of the following factors: (i) an increase of $133,000 in employee and employee-related expenses due to a higher headcount in the second quarter of fiscal 2009 compared to fiscal 2008 to support our growth and implementation of our strategic initiatives, including personnel to support our retail strategy; (ii) an increase of $334,000 in facilities and retail operating related expenses primarily due to the addition of our retail stores in the fourth quarter of fiscal 2008; (iii) an increase of $250,000 in professional fees primarily due to increases legal fees associated with litigation in the ordinary course of business; (iv) an increase of $164,000 in advertising and tradeshow expenses.  These increases were partially offset by a decrease of $205,000 in sample expense due to better control over costs and timing of the expense and a decrease of $106,000 in commission expenses due to lower net sales.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $134,000 for the second quarter of fiscal 2009 from $87,000 for the second quarter of fiscal 2008, a 54 percent increase.  The increase was primarily attributable to additional depreciation for our retail stores’ leasehold improvements in the second quarter of fiscal 2009 which we did not have in the second quarter of fiscal 2008.

Interest Expense

Our combined interest expense decreased to $94,000 for the second quarter of fiscal 2009 from $167,000 for the second quarter of fiscal 2008, a 44 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Income Tax

For the second quarter of fiscal 2009, our income tax expense was $226,000 compared to $201,000 for the second quarter of fiscal 2008.  Our effective tax rate was 15 percent for the second quarter of fiscal 2009 compared to 11 percent for the second quarter of fiscal 2008.  We expect our effective tax rate to be approximately 15 percent during fiscal 2009.  For the three months ended May 31, 2009 and 2008, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss carryforwards against which a full valuation allowance has been established and our increase in net income.

Net Income

We generated net income of $1,325,000 in the second quarter of fiscal 2009 compared to $1,611,000 for the second quarter of fiscal 2008.  The decrease in net income for our second quarter of fiscal 2009 compared to our second quarter of fiscal 2008 is largely the result of a $532,000, or eight percent, increase in our SG&A expenses.  However, offsetting this increase was our improvement in gross profit by $245,000, or three percent, due to our increase in gross margins to 51 percent.

Comparison of Six Months Ended May 31, 2009 to Six Months Ended May 31, 2008

Six Months Ended May 31, 2009 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	May 31, 2009	May 31, 2008	$ Change	% Change

Net sales	$33,661	$33,165	$496	1%
Cost of goods sold	16,712	17,939	(1,227)	(7)%
Gross profit	16,949	15,226	1,723	11%
Gross margin	50%	46%

Selling, general & administrative	13,989	12,498	1,491	12%
Depreciation & amortization	269	174	95	55%
Operating income	2,691	2,554	136	5%

Interest expense	200	359	(159)	(44)%
Income before provision for taxes	2,491	2,195	296	13%

Income taxes	366	263	103	39%

Net income	$2,125	$1,932	$193	10%

Net Sales

Our net sales increased to $33,661,000 for the six months ended May 31, 2009 compared to $33,165,000 for the six months ended May 31, 2008, a one percent increase.  The increase can be attributed to the continued growth of our men’s domestic net sales, which grew 33 percent for the six months ended May 31, 2009 compared to 2008.  The increase in our men’s domestic net sales was offset by a 11 percent decline in our women’s domestic net sales.

Gross Profit

Our gross profit increased to $16,949,000 for the six months ended May 31, 2009 from $15,226,000 for the six months ended May 31, 2008, an 11 percent increase.  Our gross margin percentage increased to 50 percent for the six months ended May 31, 2009 from 46 percent for the six months ended May 31, 2008, a four percentage point increase.

The increase in our gross profit and gross margin percentage was primarily due the positive impact of the gross margins realized from sales by our retail stores where we capture the difference between our cost and the retail sales price rather than our cost and wholesale sales price.  Also, for the six months ended May 31, 2009, over 90 percent of our products were manufactured outside of the United States where we have lower costs of production.  As a result, our gross profit and gross margins improved from the six months ended May 31, 2008 to 2009.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $13,989,000 for the six months ended May 31, 2009 from $12,498,000 for the six months ended May 31, 2008, a 12 percent increase.

The SG&A increase in the six months ended May 31, 2009 compared to the six months ended May 31, 2008 is mostly due to (i) an increase of $552,000 in employee and employee-related expenses due to a higher headcount in the six months ended May 31, 2009 compared to six months ended May 31, 2008 to support our growth and implementation of our strategic initiatives, including personnel to support our retail strategy; (ii) an increase of $39,000 in stock-based compensation expense due to the issuance of restricted stock units in the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, respectively; (iii) an increase of $638,000 in facilities and retail operating related expenses primarily due to the addition of our retail stores in the fourth quarter of fiscal 2008; (iv) an increase of $433,000 in professional fees primarily due to increases legal fees associated with litigation in the ordinary course of business; (v) an increase of $182,000 in advertising and tradeshow expenses; and (vi) an increase of $94,000 in factor and bank fees due to the increase in our net sales.  These increases were partially offset by (i) a decrease of $411,000 in sample expense due to better control over costs and timing of the expense; and (ii) a decrease of $92,000 in commission expense due to lower wholesale net sales.

Interest Expense

Our combined interest expense decreased to $200,000 for the six months ended May 31, 2009 from $359,000 for the six months ended May 31, 2008, a 44 percent decrease.  Our interest expense consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period.

Income Tax

For the six months ended May 31, 2009, our income tax expense was $366,000 compared to $263,000 for the six months ended May 31, 2008.  Our effective tax rate was 15 percent for the six months ended May 31, 2009 and 12 percent for the six months ended May 31, 2008.  We expect our effective tax rate to be approximately 15 percent during fiscal 2009.  For the six months ended May 31, 2009 and 2008, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Net Income

We generated net income of $2,125,000 in the six months ended May 31, 2009 compared to $1,932,000 for the six months ended May 31, 2008.  The increase in net income for the six months ended May 31, 2009 compared to the six months ended May 31, 2008 is largely the result of our $1,723,000, or 11 percent increase in gross profit due to our improved gross margins.  However, offsetting this increase was an increase in our SG&A expenses of $1,491,000 or 12 percent.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the six months ended May 31, 2009, we generated $1,761,000 of cash flow from operations and used $198,000 for purchases of property and equipment in connection with the operation of our retail stores.  We received net proceeds of $1,745,000 in factored borrowings.  Our cash balance was $6,760,000 as of May 31, 2009.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations.  As of May 31, 2009, our cash availability with CIT was approximately $500,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

As of May 31, 2009, we had $9,131,000 of factored receivables with CIT and a loan balance of $3,417,000 for inventory advances. We had six letters of credit in the aggregate amount of $63,000 outstanding as of May 31, 2009.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2008 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Wholesale revenues are recorded on the accrual basis of accounting when title transfers to the customer, which is typically at the shipping point.  We record estimated reductions to revenue for customer programs, including co-op advertising, other advertising programs or allowances, based upon a percentage of sales.  We also allow for returns based upon pre-approval or in the case of damaged goods. Such returns are estimated based on historical experience and an allowance is provided at the time of sale.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2009 and November 30, 2008 was $901,000 and $660,000 for non-factored accounts receivables.

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

Upon further evaluation and because our stock price has been volatile since November 30, 2008, we also considered the market value of our common stock as of May 31, 2009.  Our market cap was $36,080,000 as of May 31, 2009 and was approximately the carrying value of our net assets as of that date.  In addition, there were no other indicators of impairment of our indefinite lived intangible assets or goodwill.  Therefore, we determined our recorded goodwill was not impaired under SFAS 142.

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

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we originally accounted for the contingent consideration as additional purchase price.  As previously disclosed, we will no longer account for the contingent consideration as additional purchase price.  We now account for the contingent consideration as compensation expense, i.e. compensation for services, use of property or profit sharing.  Accordingly, in our Notes to Consolidated Financial Statements in our Annual Report previously filed with the SEC, we have restated our first three quarters for fiscal 2008 to reflect this change and a change to our valuation of the assets acquired.  The advanced contingent consideration payments are accounted for as operating expense.  For the six months ended May 31, 2009 and 2008, the advanced contingent consideration payments were $816,000 and $926,000, respectively.

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

Stock Based Compensation

We adopted the provisions of and account for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payment,” or SFAS No. 123(R), on November 27, 2005. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS No. 123(R), stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, under SFAS No. 123(R), an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, SFAS No. 123(R) guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Note 9 — Stockholders’ Equity — Stock Incentive Plans” for additional discussion of SFAS No. 123(R).

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” or SFAS No. 141(R).  New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed;  (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. SFAS No. 141(R) is effective for us for transactions consummated during annual periods beginning after December 15, 2008, which is the year beginning December 1, 2009 for us.  We do not expect that SFAS No. 141(R) will have any impact on our financial statements unless we enter into an applicable transaction in the future.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R).  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the year beginning December 1, 2009 for us, and interim periods within that fiscal year.  The adoption of FSP142-3 did not have a material impact on our financial position or results from operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, but should be applied on a prospective basis.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable as a Smaller Reporting Company.

Item 4T.                Controls and Procedures.

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

After identifying these material weaknesses in our internal control related to our accounting treatment for the merger transaction with JD Holdings, management, in consultation with the Audit Committee, engaged in substantial efforts to address the material weaknesses in our internal control over financial reporting during the fiscal quarter covered by this report.  During the three month period ended May 31, 2009, we performed a new valuation for the assets acquired in connection with the acquisition of JD Holdings and revised the allocation of the purchase price between intangible assets and goodwill to comply with SFAS No. 141.  We also revised our policy regarding the treatment of the contingent consideration payments made to Mr. Dahan so that payments are recognized as compensation expense rather than purchase price.  More specifically, our accounting staff now records the contingent payments within our selling, general and administrative expenses in our general ledger.  Management has documented its conclusions, informed the necessary accounting personnel of these changes to the financial statements and accounting treatment of the purchase price of JD Holdings and the contingent consideration payments to Mr. Dahan.  We have identified the causes and reasons for the failure in the function of our internal control.  We have remediated these material weaknesses by implementing corrective action related to the functioning of the controls.  These corrective actions included improved education and analysis for personnel responsible for reviewing, analyzing, gathering and testing assumptions and information in evaluating accounting principles.  We believe that the implementation of these changes has effectively remediated the material weaknesses described above.  Management believes that the remedial measures are fully functional, enhance our existing internal control over financial reporting and remediate the material weaknesses in the internal control over financial reporting related to the acquisition of JD Holdings and any future acquisitions.

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

JOE’S JEANS INC.

July 15, 2009	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

July 15, 2009	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith