Form 10-Q
period 2009-08-31
JOE'S JEANS INC.
filed 2009-10-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of October 15, 2009 was 60,455,256.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 31, 2009	November 30, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,545	$3,465
Accounts receivable, net of allowance for customer credits and returns of $865 (2009) and $660 (2008)	1,219	865
Inventories, net	21,521	22,271
Due from related parties	203	—
Prepaid expenses and other current assets	273	301
Total current assets	32,761	26,902

Property and equipment, net	2,825	2,825
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Other assets	108	106

Total assets	$63,530	$57,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,421	$8,628
Due to factor	4,232	2,900
Deferred licensing revenue	866	—
Due to related parties	184	205
Total current liabilities	12,703	11,733

Long term deferred rent	474	251
Deferred tax liability	9,600	9,600
Total liabilities	22,777	21,584

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 60,595 shares issued and 60,455 outstanding (2009) and 59,946 shares issued and 59,806 outstanding (2008)	6,061	5,996
Additional paid-in capital	103,403	102,859
Accumulated deficit	(65,911)	(69,970)
Treasury stock, 140 shares	(2,800)	(2,800)
Total stockholders’ equity	40,753	36,085

Total liabilities and stockholders’ equity	$63,530	$57,669

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
	(unaudited)		(unaudited)
Net sales	$21,238	$18,248	$54,899	$51,413
Cost of goods sold	10,864	9,303	27,576	27,242
Gross profit	10,374	8,945	27,323	24,171

Operating expenses
Selling, general and administrative	7,394	6,544	21,383	19,042
Depreciation and amortization	132	70	401	244
	7,526	6,614	21,784	19,286
Operating income	2,848	2,331	5,539	4,885
Interest expense	90	133	290	492
Income before provision for taxes	2,758	2,198	5,249	4,393
Income taxes	824	368	1,190	631
Net income	$1,934	$1,830	$4,059	$3,762

Earnings per common share - basic	$0.03	$0.03	$0.07	$0.06

Earnings per common share - diluted	$0.03	$0.03	$0.07	$0.06

Weighted average shares outstanding
Basic	60,177	59,477	59,935	59,360
Diluted	61,462	60,063	60,800	59,752

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2009	August 31, 2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$5,251	$2,398

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(401)	(411)
Other	—	125
Net cash used in investing activities	(401)	(286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing, net	1,332	(301)
Proceeds from issuance of common stock	—	13
Payment of taxes on restricted stock units	(102)	(38)
Net cash provided by (used in) financing activities	1,230	(326)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,080	1,786

CASH AND CASH EQUIVALENTS, at beginning of period	3,465	1,331

CASH AND CASH EQUIVALENTS, at end of period	$9,545	$3,117

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 25, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income (unaudited)	—	—	—	3,762	—	3,762
Issuance of restricted stock (unaudited)	64	6	(6)	—	—	—
Issuance of common stock (unaudited)	13	1	12	—	—	13
Stock-based compensation (unaudited)	—	—	617	—	—	617

Balance, August 31, 2008 (unaudited)	59,939	$5,995	$102,679	$(71,110)	$(2,776)	$34,788

Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085
Net income (unaudited)	—	—	—	4,059	—	4,059
Issuance of restricted stock (unaudited)	649	65	(65)	—	—	—
Stock-based compensation, net of withholding taxes (unaudited)	—	—	609	—	—	609

Balance, August 31, 2009 (unaudited)	60,595	$6,061	$103,403	$(65,911)	$(2,800)	$40,753

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three and nine months ended August 31, 2009 and 2008 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2008 contained in Joe’s Annual Report on Form 10-K, or the Annual Report.

Joe’s principal business activity involves the design, development and worldwide marketing of apparel products.  Joe’s primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  Currently, Joe’s has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from its retail operations and license agreements.  On October 12, 2007, Joe’s filed an amended and restated certificate of incorporation in Delaware to change its corporate name from Innovo Group Inc. to Joe’s Jeans Inc. and to increase the shares of common stock authorized for issuance to 100,000,000.  Joe’s fiscal year end is November 30.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 31, 2009 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2009.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  Joe’s adopted SFAS No. 165 in the third fiscal quarter of 2009 and the related disclosure can be found in “Note 12 — Subsequent Events.”

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS No. 168.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not impact Joe’s financial position or results of operations.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	August 31, 2009	November 30, 2008
Non-recourse receivables assigned to factor	$11,877	$9,954
Client recourse receivables	108	1,444
Total receivables assigned to factor	11,985	11,398

Allowance for customer credits	(2,454)	(2,087)
Net loan balance from factored accounts receivable	(9,950)	(9,903)
Net loan balance from inventory advances	(3,813)	(2,308)
Due to factor	$(4,232)	$(2,900)

Non-factored accounts receivable	$2,084	$1,525
Allowance for customer credits	(300)	$(120)
Allowance for doubtful accounts	(565)	(540)
Accounts receivable, net of allowance	$1,219	$865

Of the total amount of receivables sold as of August 31, 2009 and November 30, 2008, Joe’s bears the risk of payment of $108,000 and $1,444,000, respectively, in the event of non-payment by its customers.

CIT Commercial Services

On June 1, 2001, the Joe’s Jeans Subsidiary entered into an accounts receivable factoring agreement and an inventory security agreement with CIT.  In prior years, Joe’s other active subsidiaries also entered into substantially identical agreements.  These agreements give Joe’s the ability to obtain cash by selling to CIT certain of its accounts receivable and to obtain advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT currently permits Joe’s to sell its accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe’s pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among Joe’s and all of its subsidiaries to guarantee each subsidiary’s obligations.

As of August 31, 2009, Joe’s cash availability with CIT was approximately $720,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, the Joe’s trademarks are not encumbered.

The agreements may be terminated by CIT upon 60 days written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The agreements may be terminated by Joe’s upon 60 days written notice prior to June 30, 2010, or earlier provided that the minimum factoring fees have been paid for the respective period.

The factoring rate that Joe’s pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bears the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of August 31, 2009, the Chase prime rate was 3.25 percent.

In addition, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.  At August 31, 2009, Joe’s did not have any letters of credit outstanding.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2009	November 30, 2008

Finished goods	$13,283	$9,346
Finished goods consigned to others	60	84
Work in progress	2,081	1,744
Raw materials	7,319	12,141
	22,743	23,315
Less allowance for obsolescence and slow moving items	(1,222)	(1,044)
	$21,521	$22,271

Joe’s recorded a charge to its inventory reserve allowance of $28,000 for the three months ended August 31, 2009 and did not record any charges for the three months ended August 31, 2008. For the nine months ended August 31, 2009 and 2008, Joe’s recorded charges of $28,000 and $22,000 to its inventory reserve allowance, respectively.

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

The assets acquired in this merger consisted of all outstanding stock of JD Holdings and intangible assets.  JD Holdings had an immaterial amount of other assets, including incidental office equipment that was distributed to Mr. Dahan as the sole stockholder prior to the closing of the transaction.  Pursuant to the SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, Joe’s has determined that the useful life of the acquired assets is indefinite and therefore no amortization expense needs to be recognized.  However, Joe’s tests the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired.  Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired and contingent consideration payments are recorded as an expense.  Contingent consideration payments recorded as an operating expense were $422,000 and $411,000, respectively, for the three months ended August 31, 2009 and 2008, and $1,238,000, and $1,337,000, respectively, for the nine months ended August 31, 2009 and 2008.

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

NOTE 6 —RELATED PARTY TRANSACTIONS

As of August 31, 2009 and November 30, 2008, Joe’s related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows:

	August 31, 2009	November 30, 2008

Due from Related Parties
Kids Jeans, LLC	$203	$—
Total due from related parties	$203	$—

Due to Related Parties
Joe Dahan	143	196
Albert Dahan	32	—
Commerce Investment Group and affliates	9	9
Total due to related parties	$184	$205

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

Albert Dahan

In April 2009, Joe’s has entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe’s where he acts as a sales person for Joe’s.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended August 31, 2009, payments made to Mr. Albert Dahan under this arrangement totaled $180,000.

Effective as of June 1, 2009, Joe’s entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity.  Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC will pay to Joe’s a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter.  The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal.  Kids LLC advanced $1,000,000 as a payment against the first year’s guaranteed minimum royalties.  This amount has been reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets.  Joe’s expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater.  Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of August 31, 2009, $225,000 of the advanced payment has been recognized as income.

FameCast, Inc.

In the first quarter of fiscal 2009, Joe’s entered into an agreement with FameCast, Inc., or FameCast, an entity which Kent Savage, a member of Joe’s Board of Directors, serves as CEO and a founder.  The agreement with FameCast is for web hosting and management for an integrated contest site within the www.joesjeans.com site.  Under the terms of the agreement, the aggregate amount of the transaction with FameCast was $175,000.

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

NOTE 7— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008
Basic earnings per share computation:
Numerator:
Net income	$1,934	$1,830	$4,059	$3,762
Denominator:
Weighted average common shares outstanding	60,177	59,477	59,935	59,360
Income per common share - basic
Net income	$0.03	$0.03	$0.07	$0.06

Diluted earnings per share computation:
Numerator:
Net income	$1,934	$1,830	$4,059	$3,762
Denominator:
Weighted average common shares outstanding	60,177	59,477	59,935	59,360
Effect of dilutive securities:
Options and warrants	1,285	586	865	392
Dilutive potential common shares	61,462	60,063	60,800	59,752

Income per common share - dilutive
Net income	$0.03	$0.03	$0.07	$0.06

Potentially dilutive options, warrants, restricted stock and restricted stock units in the aggregate of 4,117,340 and 3,007,885 for the three months ended August 31, 2009 and 2008, respectively, and 4,242,340 and 3,007,885 for the nine months ended August 31, 2009 and 2008, respectively, have been excluded from the calculation of the diluted income per share, as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2009, shares reserved for future issuance include (i) 3,226,046 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,908,038 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 580,030 shares of common stock available for future issuance under the 2004 Stock Incentive Plan; and (iv) 667,500 shares of common stock issuable upon the exercise of outstanding warrants.

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

Joe’s and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  Joe’s is not currently under an Internal Revenue Service tax examination or an examination by any other state, local or foreign jurisdictions for any tax year.  Joe’s has identified its federal tax return and its state tax return in California as major tax jurisdictions. The only periods subject to examination for Joe’s federal tax returns are years 2006 through 2008. The periods subject to examination for Joe’s state tax returns in California are years 2004 through 2007.

Joe’s currently has a net operating loss carryforward of $48,372,000 for federal tax purposes expiring through 2026. Joe’s also has $18,341,000 of net operating loss carryforwards available for California which begin to expire in 2014.  Joe’s recorded an income tax expense of $824,000 and $368,000 for the three months ended August 31, 2009 and 2008, respectively and $1,190,000 and $631,000 for the nine months ended August 31, 2009 and 2008, respectively.  Joe’s effective tax rate was 30 percent and 23 percent for the three and nine months ended August 31, 2009, respectively, and 17 percent and 14 percent for the three and nine months ended August 31, 2008, respectively.

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

NOTE 9— STOCKHOLDERS’ EQUITY

Warrants

Joe’s has issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  All warrants are currently exercisable.  As of August 31, 2009, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration

$2.28	62,500	October 2004	October 2009
0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012
	667,500

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

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of August 31, 2009, options to purchase up to 203,546 shares of common stock remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 12,265,172 shares of common stock as of October 8, 2009.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, Joe’s has issued both restricted common stock and restricted common stock units, or RSUs, to its officers, directors and employees pursuant to the 2004 Stock Incentive Plan.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.   On the vesting date of the RSUs, Joe’s expects to issue the shares of common stock to each participant upon vesting and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2009, 580,030 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2008, there was a total of $711,000 of stock based compensation expense recognized in the nine months ended August 31, 2009.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2009 (in actual amounts) for service as a member:

	August 31, 2009
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

		Number of restricted stock/RSU’s isssued
2007		320,000
2008		473,455
2009		—

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(87,100)	(1.02)	—	—
Outstanding and exercisable at August 31, 2009	3,226,046	$1.78	4.9	$64,771

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	(12,900)	1.02
Expired	(200,000)	2.40
Forfeited	(100,000)	1.98	—	—
Outstanding at August 31, 2008	3,313,146	$1.76	5.9	$823,667

Exercisable and vested at August 31, 2008	3,306,896	$1.77	5.9	$817,855

As of August 31, 2009, there was $1,674,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.   The total fair value of shares of stock options that vested during the three months ended August 31, 2009 and 2008 was $0 and $5,000, respectively.  The total fair value of shares of stock options that vested during the nine months ended August 31, 2009 and 2008 was $0 and $17,000, respectively.

Exercise prices for options outstanding as of August 31, 2009 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	190,064	4.0
$1.00 - $1.02	1,915,000	4.8
$1.27 - $1.30	60,982	3.5
$1.58 - $1.63	610,000	4.9
$5.91	450,000	5.8

	3,226,046	4.9

The following table summarizes the stock option activity by plan:

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2008	3,313,146	3,109,600	203,546
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	(87,100)	(87,100)	—
Outstanding and exercisable at August 31, 2009	3,226,046	3,022,500	203,546

A summary of the status of restricted common stock and RSUs as of November 30, 2008, and changes during the three and nine months ended August 31, 2009, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	—	1,197,856	1,197,856	—	0.41
Vested	—	—	—	—	—
Issued	—	(648,580)	(648,580)	—	0.70
Cancelled	—	(144,764)	(144,764)	—	0.77
Forfeited	—	—	—	—	—
Outstanding at August 31, 2009	157,233	2,908,038	3,065,271	$1.59	$0.62

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	745,600	745,600	—	1.46
Vested	(240,000)	—	(240,000)	(1.59)
Issued	—	(63,870)	(63,870)	—	1.46
Cancelled	—	(31,455)	(31,455)	—	1.46
Forfeited	—	(60,000)	(60,000)	—	(1.46)
Outstanding at August 31, 2008	289,182	590,275	879,457	$1.59	$1.46

In the three months ended August 31, 2009, there were no options granted or exercised or RSUs granted.  In the nine months ended August 31, 2009, Joe’s issued 648,580 shares of its common stock to holders of RSUs and withheld or cancelled 144,764 RSUs.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

As part of the consideration paid in connection with the completion of the merger, Mr. Dahan will be entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000. The payments will be paid in advance on a monthly basis based upon estimates of gross profit after the assumption has been reached that the payments will likely be paid.  At the end of each quarter, any overpayments will be offset against future payments and any significant underpayments will promptly be made.  No payment will be made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold as reported in periodic filings with the SEC.  Contingent consideration payments recorded as operating expense were $422,000 and $411,000 for the three months ended August 31, 2009, and 2008, respectively, and $1,238,000 and $1,337,000 for the nine months ended August 31, 2009 and 2008, respectively.

Retail Leases

Joe’s leases retail store locations under operating lease agreements expiring on various dates through 2019 or 10 years from the rent commencement date. Some of these leases require Joe’s to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of August 31, 2009, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows:

2009 Remainder of the year	$307
2010	1,535
2011	1,647
2012	1,707
2013	1,770
Thereafter	10,423
$17,389

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

NOTE 12— SUBSEQUENT EVENTS

As of October 15, 2009, the date of issuance of this Form 10-Q for the quarter ended August 31, 2009, there were no items deemed to be reportable as a subsequent event.

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month periods ended August 31, 2009 and 2008.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this quarterly report.

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

The focus of our operations has been on our Joe’s® brand.  Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Joe Dahan to be one of our executive officers.  Mr. Dahan is our largest stockholder.  He owns approximately 23 percent of our total shares outstanding and is a member of our Board of Directors.

Our strategic plan for 2009 has included and continues to include a focus on our retail stores’ performance, continuing improvement in international and men’s sales, evaluating licensing opportunities for other product categories and continuing enhancements to the products available in our collection.  We opened our first full price retail store in October 2008 in Chicago, Illinois.  By the end of the fourth quarter of fiscal 2008, we opened one additional full price store in San Francisco, California and two outlets, one located in Central Valley, New York and one in Orlando, Florida.  We also entered into two additional leases during fiscal 2008 — one for a full price retail store in Santa Monica Place in Santa Monica, California and one for an outlet store in Camarillo, California.  We opened our Camarillo store in July 2009 and expect to open the Santa Monica Place store in 2010.  We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins.  We continue to look for other retail leases, but remain cautious about our retail store plans.

In addition, we have engaged licensing agents to bring licensing opportunities to us for evaluation.  We recently announced that we entered into license agreements for the license of belts and children’s products.  In exchange for the exclusive right to these product lines, the licensees paid to us non-refundable advances on the first year’s royalties and will pay us additional amounts on net sales in future years.  We continue to have our license agreement for handbags and small leather goods as well and we are actively looking for additional licensees to expand our product offerings.  In addition, at the end of July 2009, we began shipping a new collection of unisex woven shirts in various fabrications that has been met with success in the marketplace.

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

Comparison of Three Months Ended August 31, 2009 to Three Months Ended August 31, 2008

	Three months ended
	(dollar values in thousands)
	August 31, 2009	August 31, 2008	$ Change	% Change

Net sales	$21,238	$18,248	$2,990	16%
Cost of goods sold	10,864	9,303	1,561	17%
Gross profit	10,374	8,945	1,429	16%
Gross margin	49%	49%

Selling, general & administrative	7,394	6,544	850	13%
Depreciation & amortization	132	70	62	89%
Operating income	2,848	2,331	517	22%

Interest expense	90	133	(43)	(32)%
Income before provision for taxes	2,758	2,198	560	25%

Income taxes	824	368	456	124%

Net income	$1,934	$1,830	$104	6%

Three Months Ended August 31, 2009 Overview

For the three months ended August 31, 2009, or the third quarter of fiscal 2009, our net sales increased to $21,238,000 from $18,248,000 for the three months ended August 31, 2008, or the third quarter fiscal 2008, a 16 percent increase.  We generated net income in the amount of $1,934,000 for the third quarter of fiscal 2009 compared to $1,830,000 for the third quarter of fiscal 2008.

Net Sales

Our net sales increased to $21,238,000 for the third quarter of fiscal 2009 from $18,248,000 for the third quarter of fiscal 2008, a 16 percent increase.  This increase can be primarily attributed to an increase of 13 percent in women’s domestic net sales and the addition of sales from our retail stores and the woven shirts in the third quarter of fiscal 2009 that we did not have in the third quarter of fiscal 2008.

Gross Profit

Our gross profit increased to $10,374,000 from $8,945,000 for the third quarter of fiscal 2008, a 16 percent increase.  Our overall gross margins were consistent at 49 percent for both the third quarter of fiscal 2009 and the third quarter of fiscal 2008.  Our gross profit increased by 16 percent primarily as a result of our increase in net sales.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $7,394,000 for the third quarter of fiscal 2009 from $6,544,000 for the third quarter of fiscal 2008, a 13 percent increase.

The SG&A increase in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 is largely a result of the following factors: (i) an increase of $358,000 in employee and employee-related expenses due to a higher headcount in the third quarter of fiscal 2009 compared to fiscal 2008 to support our growth, including personnel to support our retail strategy; (ii) an increase of $319,000 in facilities and retail operating related expenses primarily due to the addition of four retail stores in the fourth quarter of fiscal 2008 and one in the third quarter of fiscal 2009; (iii) an increase of $183,000 in commission expense due to higher net sales; (iv) an increase of $70,000 in factor and bank fees due to the increase in net sales; (v)  an increase of $37,000 in advertising and tradeshow expenses; and (vi) an increase of $18,000 in stock-based compensation expense due to the issuance of restricted stock units in the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, respectively.  These increases were partially offset by a decrease of $112,000 in professional fees primarily due termination of certain litigation in the ordinary course of business

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $132,000 for the third quarter of fiscal 2009 from $70,000 for the third quarter of fiscal 2008, an 89 percent increase.  The increase was attributable to additional depreciation for our retail stores’ leasehold improvements in the third quarter of fiscal 2009 which we did not have in the third quarter of fiscal 2008 due to the addition of four retail stores in the fourth quarter of fiscal 2008 and one in the third quarter of fiscal 2009.

Interest Expense

Our combined interest expense decreased to $90,000 for the third quarter of fiscal 2009 from $133,000 for the third quarter of fiscal 2008, a 32 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Income Tax

For the third quarter of fiscal 2009, our income tax expense was $824,000 compared to $368,000 for the third quarter of fiscal 2008.  Our effective tax rate was 30 percent for the third quarter of fiscal 2009 compared to 17 percent for the third quarter of fiscal 2008.  We expect our effective tax rate to be approximately 21 percent for fiscal 2009.  For the three months ended August 31, 2009 and 2008, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss carryforwards against which a full valuation allowance has been established and our increase in net income.

Net Income

We generated net income of $1,934,000 in the third quarter of fiscal 2009 compared to $1,830,000 for the third quarter of fiscal 2008.  The increase in net income for our third quarter of fiscal 2009 compared to our third quarter of fiscal 2008 is largely the result of our increase of $1,429,000, or 16 percent, in gross profit, which was offset by an increase of $850,000, or 13 percent, in SG&A and an increase of $456,000, or 124 percent, in income tax expense due to continued profitability.

Comparison of Nine Months Ended August 31, 2009 to Nine Months Ended August 31, 2008

Nine Months Ended August 31, 2009 Overview

The following table sets forth certain statements of operations data for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 31, 2009	August 31, 2008	$ Change	% Change

Net sales	$54,899	$51,413	$3,486	7%
Cost of goods sold	27,576	27,242	334	1%
Gross profit	27,323	24,171	3,152	13%
Gross margin	50%	47%

Selling, general & administrative	21,383	19,042	2,341	12%
Depreciation & amortization	401	244	157	64%
Operating income	5,539	4,885	654	13%

Interest expense	290	492	(202)	(41)%
Income before provision for taxes	5,249	4,393	856	19%

Income taxes	1,190	631	559	89%

Net income	$4,059	$3,762	$297	8%

Net Sales

Our net sales increased to $54,899,000 for the nine months ended August 31, 2009 compared to $51,413,000 for the nine months ended August 31, 2008, a 7 percent increase.  The increase can be attributed to a 17 percent increase in our men’s domestic net sales, the addition of retail store sales and sales from our woven shirts in the nine months ended August 31, 2009 that we did not have in the nine months ended August 31, 2008.  The increase in our men’s domestic net sales was offset by a decrease in our women’s domestic net sales and a decrease in our children’s net sales as we entered into a license agreement for that product line.

Gross Profit

Our gross profit increased to $27,323,000 for the nine months ended August 31, 2009 from $24,171,000  for the nine months ended August 31, 2008, a 13 percent increase.  Our gross margin percentage increased to 50 percent for the nine months ended August 31, 2009 from 47 percent for the nine months ended August 31, 2008, a three percentage point increase.

The increase in our gross profit and gross margin percentage was primarily due to (i) 88 percent of our products during the nine months ended August 31, 2009 compared to 74 percent during the nine month period ended August 31, 2008 that were manufactured outside of the United States where we have lower costs of production and (ii) the positive impact of the gross margins realized from sales by our retail stores where we capture the difference between our cost and the retail sales price rather than our cost and wholesale sales price.  As a result, our gross profit and gross margins improved from the nine months ended August 31, 2008 to 2009.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $21,383,000 for the nine months ended August 31, 2009 from $19,042,000 for the nine months ended August 31, 2008, a 12 percent increase.

The SG&A increase in the nine months ended August 31, 2009 compared to the nine months ended August 31, 2008 is mostly due to (i) an increase of $907,000 in employee and employee-related expenses due to a higher headcount in the nine months ended August 31, 2009 compared to the nine months ended August 31, 2008 to support our growth, including personnel to support our retail strategy; (ii) an increase of $969,000 in facilities and retail operating related expenses primarily due to the addition of four retail stores in the fourth quarter of fiscal 2008 and one in the third quarter of fiscal 2009; (iii) an increase of $321,000 in professional fees primarily due to increases legal fees associated with litigation in the ordinary course of business; (iv) an increase of $218,000 in advertising and tradeshow expenses; (v) an increase of $164,000 in factor and bank fees due to the increase in our net sales; and (vi) an increase of $56,000 in stock-based compensation expense due to the issuance of restricted stock units in the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, respectively; and (vii) an increase of $92,000 in commission expense due to an increase in wholesale net sales.  These increases were partially offset by (i) a decrease of $412,000 in sample expense due to better control over costs and timing of the expense; and (ii) a decrease of $98,000 in earn-out expense due to the change in accounting related to the earn-out expense we made during the first three quarters of fiscal 2009 that was not made for the fourth quarter of fiscal 2008 because of its immateriality related that quarter.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $401,000 for the nine months ended August 31, 2009 from $244,000 for the nine months ended August 31, 2008, a 64 percent increase.  The increase was primarily attributable to additional depreciation for our retail stores’ leasehold improvements due to the addition of four retail stores in the fourth quarter of fiscal 2008 and one in the third quarter of fiscal 2009.

Interest Expense

Our combined interest expense decreased to $290,000 for the nine months ended August 31, 2009 from $492,000 for the nine months ended August 31, 2008, a 41 percent decrease.  Our interest expense consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve.

Income Tax

For the nine months ended August 31, 2009, our income tax expense was $1,190,000 compared to $631,000 for the nine months ended May 31, 2008.  Our effective tax rate was 23 percent for the nine months ended August 31, 2009 and 14 percent for the nine months ended August 31, 2008.  We expect our effective tax rate to be approximately 21 percent for fiscal 2009.  For the nine months ended August 31, 2009 and 2008, the difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operation loss tax carryforwards against which a full valuation allowance has been established.

Net Income

We generated net income of $4,059,000 in the nine months ended August 31, 2009 compared to $3,762,000 for the nine months ended August 31, 2008.  The increase in net income for the nine months ended August 31, 2009 compared to the nine months ended August 31, 2008 is largely the result of our increase of $3,152,000, or 13 percent, in gross profit, which was offset by an increase of $2,341,000, or 12 percent, in SG&A and an increase of $559,000, or 89 percent, in income tax expense due to continued profitability.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the nine months ended August 31, 2009, we generated $5,251,000 of cash flow from operations and used $401,000 for purchases of property and equipment mostly in connection with the operation of our retail stores.  We received net proceeds of $1,332,000 in factored borrowings.  Our cash balance was $9,545,000 as of August 31, 2009.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary’s obligations.  As of August 31, 2009, our cash availability with CIT was approximately $720,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

As of August 31, 2009, we had a net loan balance of $9,950,000 with CIT for factored receivables, a loan balance of $3,813,000 for inventory advances and no letters of credit outstanding.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of August 31, 2009, we have received total advanced payments of $1,125,000 of the advanced payments under our licensing agreements and has recognized $259,000 as income.

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

The balance in the allowance for customer credits and doubtful accounts as of August 31, 2009 and November 30, 2008 was $865,000 and $660,000 for non-factored accounts receivables.

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

Upon further evaluation and because our stock price has been volatile since November 30, 2008, we also considered the market value of our common stock as of August 31, 2009.  Our market cap was $44,740,000 as of August 31, 2009 and was approximately the carrying value of our net assets as of that date.  In addition, there were no other indicators of impairment of our indefinite lived intangible assets or goodwill.  Therefore, we determined our recorded goodwill was not impaired under SFAS 142.

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

The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. Based upon our evaluation of the relevant facts and circumstances, we originally accounted for the contingent consideration as additional purchase price.  As previously disclosed, we will no longer account for the contingent consideration as additional purchase price.  We now account for the contingent consideration as compensation expense, i.e. compensation for services, use of property or profit sharing.  Accordingly, in our Notes to Consolidated Financial Statements in our Annual Report previously filed with the SEC, we have restated our first three quarters for fiscal 2008 to reflect this change and a change to our valuation of the assets acquired.  The advanced contingent consideration payments are accounted for as operating expense.  For the nine months ended August 31, 2009 and 2008, the advanced contingent consideration payments were $1,238,000 and $1,337,000, respectively.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  We adopted SFAS No. 165 in the third fiscal quarter of 2009 and the related disclosure can be found in “Note 12 — Subsequent Events.”

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS No. 168.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not impact our financial position or results of operations.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.

Not applicable as a Smaller Reporting Company.

Item 4T.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2009, the end of the period covered by this periodic report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In addition, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.   Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected.  Therefore, assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We made no changes in our internal control over financial reporting during the third quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are a party to lawsuits and other contingencies in the ordinary course of our business.  We do not believe that we are a party to any material pending legal proceedings or that it is probable that the outcome of any individual action would have an adverse effect in the aggregate on our financial condition.  We do not believe that it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on our financial condition.

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

JOE’S JEANS INC.

October 15, 2009	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

October 15, 2009	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith