Form 10-K
period 2009-11-30
JOE'S JEANS INC.
filed 2010-02-03
CIK 844143

Use these links to rapidly review the document

Table of Contents 2
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

Commission file number: 0-18926

JOE'S JEANS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2928178 (I.R.S. Employer Identification No.)

2340 South Eastern Avenue, Commerce, California 90040
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market, Inc. as of May 31, 2009, was approximately $25,422,000.

        The number of shares of the registrant's common stock outstanding as of February 3, 2010 was 61,612,826.

        Documents incorporated by reference: None.

JOE'S JEANS INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2009

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

  •
  the risk that changes in general economic conditions, consumer confidence or consumer spending patterns will have a negative impact on our financial performance or strategies;

  •
  the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors;

  •
  our ability to respond to the business environment and fashion trends; continued acceptance of the Joe's® brand in the marketplace;

  •
  successful implementation of any growth or strategic plans;

  •
  effective inventory management;

  •
  our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, which access may be adversely impacted by a number of factors, including the reduced availability of credit, generally, and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products;

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

        Our principal business activity has evolved into the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since Joe's® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs. We focus on design, development and marketing and rely on third parties to manufacture our apparel products. We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world and through our retail stores.

        In October 2007, we completed a merger with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we originally licensed the Joe's® brand. As a result of the merger, we acquired JD Holdings, which included all rights related to the Joe's® brand. This acquisition allowed us to focus our operations on the Joe's® brand and its development. In fiscal 2007, we entered into our first license agreement for handbags and small leather goods bearing the Joe's® brand.

        After the acquisition, we focused our business on opening retail stores, improving international sales, increasing sales from our men's collection and enhancing the quality, fit and products available in our collection beyond denim bottoms. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate one additional full price retail store in San Francisco, California and four outlet stores in outlet centers around the country. In addition, we have a signed lease for one additional full price store in Santa Monica, California, which we expect to open in the second half of 2010. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases for fiscal 2010 and beyond, but remain cautious about our retail store plans.

        During fiscal 2009, we pursued these strategies and began to re-examine our collection pieces while continuing to offer them to our customers. As a result, we focused our efforts on two areas, shirts and leggings. In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called "The Shirt" and branded it with the Joe's logo. At the end of fiscal 2009, we launched a line of denim leggings for women, which have been well received by our customer. We believe that these additional products added to our core and fashion denim will be a growth driver for our overall business as we move into fiscal 2010.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® brand name. For the previous three fiscal years, our net sales were as follows:

	(in thousands)
	2009	2008	2007
Net Sales
Joe's Jeans	$80,116	$69,174	$62,767

        Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, and belts under various license agreements pursuant to which we receive royalty payments based upon net sales. Joe's® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors or agents in the various countries. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans and leggings in a variety of different fits, fabrics, washes and detailing. Every season, we offer certain core basic styles in addition to new ones to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles include:

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

  •
  Twiggy—a taller fit with a longer inseam; and

  •
  Visionaire—a high waist bootcut fit.

        In addition to our traditional five pocket denim jeans, we began offering in late fiscal 2009, a line of denim leggings for women and unisex woven shirts in a variety of fabrications. Both products have performed well at retail and we continue to explore offering other product categories, for fiscal 2010.

        For our men's denim line, we carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles in our men's line. We also brand the fit styles, which include the Brixton, the Classic, the Rebel and the Rocker.

        Children's product offerings include basic denim bottoms, tops, t-shirts and jackets for infants, toddlers, girls and boys. In the latter half of 2009, we licensed this category to a third party in exchange for certain guaranteed minimums and royalty payments based upon net sales. We believe that licensing this product category will enhance our ability to produce and sell these products without requiring any additional capital investment or incremental operating expenses by us.

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

        During fiscal 2009, we outsourced the warehousing, picking, packing and shipping of our Joe's® products to retailers to a third party under an outsourcing agreement and shared facilities under a verbal lease arrangement with the same third party. We terminated these agreements, moved our corporate headquarters and outsourced our warehouse and distribution services to a different third party. Concurrent with the move, we entered escrow to purchase a facility to enable us to integrate these services into our operation. While there can be no assurance that we will ultimately purchase the facility, as we have a period in which to assess its suitability for our needs, we expect to move our principal headquarters to our own facility within the fiscal year.

        We purchase fabric from independent vendors located domestically and internationally. Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources. Our primary suppliers include, Candiani and Italdenim for fabrics and American Zabin, Button Accessory, Revolution Group and COATES Mexico for trims. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our Joe's® brand.

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

        We generally purchase our products in U.S. dollars. However, because we use some overseas or non-U.S. suppliers, the cost of these products may be affected by changes in the value of the relevant currencies. Certain of our apparel purchases in the international markets will be subject to the risks associated with the importation of these types of products. See "Business—Import and Export Restrictions and Other Governmental Regulations."

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

Merger Agreement, License Agreements and Trademarks

        In February 2001, we acquired license rights to the name Joe's Jeans™, the JD stylized logo and the Joe's® mark for most apparel and accessory products from JD Holdings, the successor-in-interest to JD Design. The license agreement contained a 10-year term with two 10-year renewal periods and required us to pay a three percent royalty on the net sales of Joe's® products to JD Holdings. However, as we began to focus our operations on the Joe's® brand, we believed that by owning all rights to the Joe's® marks outright, we would eliminate any risks associated with the potential termination of the license agreement and be able to control the direction of the brand and our company. On February 6, 2007, we entered into a merger agreement with JD Holdings to acquire JD Holdings, which included all right, title and interest in the Joe's® brand and related marks. In exchange for the business of JD Holdings, after approval by our stockholders, we issued to Joe Dahan, the sole stockholder of JD Holdings, 14,000,000 shares of our common stock and $300,000 in cash. As part of the merger consideration, we are also obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000;

(iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.

        We believe that selectively licensing the Joe's® brand for certain product categories will broaden and enhance the products available under the brand name. Also, by licensing categories, we will not incur significant capital investments or incremental operating expenses while providing us with royalty payments on net sales. There are certain minimum net sales that the licensees are required to meet and the agreements generally have certain terms with renewal rights. As of February 3, 2010, we had three active license agreements for bags, belts, children's products.

        In addition to the common law rights associated therewith, we own a variety of pending applications and registrations throughout the world for a variety of trademarks and service marks, among which include "Joe's" and "JD" logos and "Joe's Jeans" as applied to apparel, footwear and/or other fashion accessories in numerous classes as well as for retail store services for such goods.

        In addition to the above, in the United States, we own five registrations for certain pocket stitch designs for jeans. As of February 3, 2010, we own approximately ten U.S. registrations and about 14 pending U.S. applications at various stages in prosecution. Of those 14, nine have been published for opposition, and four have been allowed.

        With respect to foreign jurisdictions, we own, as of February 3, 2010, a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear and related fashion accessories. Approximately 40 trademark registrations have issued in jurisdictions such as Australia, Canada, China, the European Community which comprises 27 member countries, Hong Kong, Japan, South Korea, Mexico, New Zealand, Russia, Switzerland, and Turkey. We continue to prosecute more than 10 trademark applications in certain foreign jurisdictions that we believe are necessary in order to protect and enforce our various designations. Such jurisdictions include Canada, South Korea, India, and Mexico.

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

        Historically, we sold our Joe's® products internationally through a master distribution agreement with Beyond Blue Inc., or BBI. We terminated our agreement with BBI in February 2007. Shortly thereafter, we engaged consultants based in Europe to assist us with entering into agreements with distributors and sales agents in various countries and to manage such relationships. For Japan, in 2007, we entered into a three year Distribution and Licensing Agreement with Itochu Corporation, or Itochu, pursuant to which Itochu agreed to distribute existing products and develop and manufacture additional products specifically for Japan. We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party. However, as we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

        In April 2006, we entered into an agreement with a third party to outsource our product fulfillment services, including our warehousing, distribution and customer service needs for our Joe's® products. In addition, in mid-July 2006, we moved our principal executive offices to a space located within our third party product fulfillment service provider's current space under a verbal month-to-month arrangement for the use of general administrative offices. Beginning in December 2007, we paid approximately $160,000 a month for rent and all our product fulfillment services, which includes warehousing, picking, packing and shipping directly to the customer, retailer or specialty store. We have since terminated these agreements, moved our corporate headquarters and outsourced our warehouse and distribution services to a different third party. Concurrent with the move, we entered escrow to purchase a facility to enable us to integrate these services into our operation. While there can be no assurance that we will ultimately purchase the facility, as we have a period in which to assess its suitability for our needs, we expect to move our principal headquarters to our own facility within the fiscal year.

Advertising, Marketing and Promotion

        Historically, our advertising campaign for our Joe's® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, and space on the tops of taxi cabs in New York City. In January 2008, we entered into an agreement to locate short term billboard advertising space in various locations in and around New York City and Los Angeles. In addition, we utilize a public relation firm to strategically place our products in magazines, editorials and with stylists. Sales through existing retail channels are enhanced by visual merchandising. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe's® merchandise on a year round basis. We also have an internal visual merchandiser who works with our retail stores and other customers to create the Joe's® presentation of products to enhance sales.

Customers

        Our Joe's® products are sold to consumers through high-end department stores and boutiques located throughout the world and through our own retail stores.

        We currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and specialty retailers such as American Rag, Anthropologie, Atrium, Barneys New York, Bergdorf Goodman, Henri Bendel, Lisa Klein, Ron Herman, Fred Segal and Scoop NYC in the United States. We sell internationally to retailers such as Galleries Lafayette, Le Bon Marche and Le Printemps in France, Barney's Japan, Isetan and Mitsukoshi in Japan, Top Shop, Harvey Nichols and Selfridges & Co. in the United Kingdom, Ztampz in Hong Kong and Gio Moretti in Italy.

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

        For fiscal 2009, our three largest customers and customer groups accounted for approximately 47 percent of our net sales. While this is a high percentage of sales attributable to three customer groups, we believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our largest customers included Nordstrom Inc. and Macy's Inc. which includes Bloomingdale's and Macy's.

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

        We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2009, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

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

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2009, we had backlog of $23,500,000 compared to $19,800,000 as of November 30, 2008. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our primary branded competitors include True Religion, Seven for All Mankind, Citizens of Humanity and Rock & Republic. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim industry."

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

Human Resources

        As of February 3, 2010, we had 165 total employees, which included 125 full-time, 25 part- time and 15 temporary employees. We consider our relationships with our employees to be good.

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

	2009	2008
United States	12.5%	13.8%
Mexico	59.8%	65.6%
Asia	7.2%	6.2%
Morocco	20.5%	14.4%

	100%	100%

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

Our success will depend on our success in increasing sales, opening and operating our retail stores and expanding our product offerings.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success. During fiscal 2009, we recognized growth for our Joe's® brand through increases in our international sales, our men's and women's domestic and retail sales and by diversifying our product offering to include products such as The Shirt by Joe's ™ and leggings. Historically, we sold our Joe's® products internationally through a master distribution agreement that we terminated in February 2007 after experiencing decreases in our international sales. Shortly thereafter, we engaged consultants based in Europe to assist us in entering into agreements with distributors and sales agents in various countries. For Japan, we entered into a separate three year distribution and licensing agreement to distribute existing products and develop and manufacture additional products specifically for the Japanese market. We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party.

        From season to season, we have expanded our product offering by offering a variety of products other than denim bottoms. For example, we offered a full collection of fashion items for both men and women, such as woven shirts, leggings, outerwear, cashmere scarves, knit tops and sweaters, fashion jackets, trouser pants in fabrics other than denim and other licensed product categories. We believed that offering additional products would create synergy and allow us to generate additional revenue due to brand name recognition established by our denim business. In addition, by providing a more extensive array of products, we believed it would assist us in creating successful retail stores.

        We opened our first retail stores during fiscal 2008 and we now have an avenue to showcase our other products while boosting our overall net sales. We opened our first full price retail store in October 2008 in Chicago, Illinois. Currently, we operate one additional full price store in San Francisco, California and four outlets. We also expect to enter into additional leases and open additional stores throughout 2010 in various locations throughout the country. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases, but remain cautious about our retail store plans.

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

Leasing real estate exposes us to possible liabilities and losses.

        We enter into leases in connection with our retail stores. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot terminate our leases or have restrictions upon us in connection with assigning or subletting our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease, including paying rent for the balance of the applicable lease term. As each of our leases expires, if we do not have a renewal option, we may be unable to renegotiate a renewal on commercially acceptable terms, if at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

Our business may be negatively impacted as a result of the current uncertainty in the United States economy.

        The United States general economy is currently in the midst of extraordinary economic uncertainty. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

        The distress in the financial markets has also resulted in extreme volatility and declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity, and our ability to access the credit or capital markets will not be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

        In addition, the reduced availability of credit is having a significant negative impact on businesses around the world, and the impact of this reduced availability on our suppliers and other vendors cannot be predicted. The inability of suppliers and other vendors to access liquidity, or the insolvency of suppliers and other vendors, could lead to their failure to deliver our merchandise or other services that we require. Worsening economic conditions could also impair our ability to collect amounts as they become due from our customers, or other third parties that do business with us. We also face the increased risk of order reductions or cancellations when dealing with financially ailing customers or customers struggling with economic uncertainty.

If we cannot meet the Nasdaq Capital Market maintenance requirements and Nasdaq rules, Nasdaq may delist our common stock, which could negatively affect the price of the common stock and your ability to dispose of or obtain accurate quotations as to the market price of our common stock.

        In the future, we may not be able to meet the listing maintenance requirements of the Nasdaq Capital Market and Nasdaq rules, which require, among other things, minimum net tangible assets of $2 million and a minimum bid price for our common stock of $1.00. On September 15, 2009, we received a Nasdaq staff deficiency notice indicating that we were no longer in compliance with Nasdaq Rule 5550(a)(2) because the closing bid price per share of our common stock was below $1.00 per share for 30 consecutive trading days. We were provided with 180 calendar days, or until March 15, 2010 to regain compliance with this rule. We regained compliance with Nasdaq Rule 5550(a)(2) on October 30, 2009. However, there can be no assurance that we will be able to maintain the bid price of our common stock at $1.00 and not violate this rule or other Nasdaq requirements in the future.

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

        Our 10 largest customers and customer groups accounted for approximately 70 percent of our net sales during fiscal 2009. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

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

        Our primary sources of liquidity are: (i) cash from sales of our Joe's® products; and (ii) cash from sales of our accounts receivables and advances against inventory. We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT. During fiscal 2009, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. CIT has from time to time experienced economic uncertainty regarding its continued ability to operate, including filing a petition for bankruptcy in 2009. However, during this time period, CIT continued to fund us with no change to our arrangements with them. We cannot give you any assurance that should CIT experience uncertainty or insufficient cash flows again that they will continue to be able to fund us in the future.

        As of November 30, 2009, our cash availability with CIT was approximately $1,476,000 under our agreements. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral to secure its advances. We do not have any provisions in the agreements that protect us in the event of a default by CIT. If CIT elects to terminate the agreements, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables. Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2010, we may experience losses and negative cash flows. We cannot give you any assurance that we will in fact continue to operate profitably in the future. We believe in the event our agreements with CIT are terminated, we will be able to find alternative sources for obtaining the case for our operating needs, including, entering into factoring or inventory security agreements with another lender.

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

We may be unable to repay our debt associated with our agreement to purchase a property to be used as corporate headquarters, warehouse and distribution center.

        In January 2010, we entered into a purchase agreement to purchase a facility located in downtown Los Angeles, which we intend to use as our new corporate headquarters, warehouse and distribution center. The purchase price for the facility is $6,750,000, subject to certain prorations and adjustments. We are currently reviewing the diligence materials related to the property and have until February 25, 2010 to elect to terminate the purchase agreement for any reason or no reason.

        In the event we do not terminate the agreement by February 25, 2010, we expect to enter into a loan agreement in connection with this purchase. We expect to pay 30 percent of the purchase price with cash on hand and finance the remaining 70 percent. If we cannot meet our obligations under any proposed loan, there is no guarantee that we will be able to obtain alternative funding on favorable terms, or at all. If we are unable to repay a proposed loan as it becomes due, our lender could take legal action against us. We anticipate that such action would have a materially negative impact on us.

We may be unable to effectively manage our growth related to providing internal warehouse and distribution services. As a result, our business could be adversely affected.

        We currently obtain warehouse and distribution services from third party providers. Upon acquisition of the new corporate headquarters, warehouse and distribution center pursuant to our purchase agreement, we intend to use such facility to provide our warehouse and distribution services internally. We will need to hire, train and maintain additional employees to manage our anticipated growth effectively. If we are unable to attract and retain additional personnel or fail to manage our anticipated growth effectively, our business could be adversely affected.

As a result of our completion of the merger with JD Holdings and the issuance of 14,000,000 shares of our common stock, Mr. Dahan may be able to exert significant influence and control over us as a result of his percentage of stock ownership, position as an executive officer and membership on our Board of Directors.

        As a result of the completion of the merger and the issuance of the 14,000,000 shares of our common stock, Mr. Dahan beneficially owns approximately 22 percent of our total shares outstanding and is our largest stockholder. In addition, Mr. Dahan is an executive officer and a member of our Board of Directors. As a result, he is in a position to exert significant influence and control over us as a result of his voting power, position as an executive officer and membership on our Board of Directors. We are not aware of any intent by Mr. Dahan to influence or control our affairs as result of his percentage ownership of our common stock and his position as both an executive officer and member of our Board of Directors.

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

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $1.78 to $0.25. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

Our directors and management beneficially own a large percentage of our common stock.

        Our executive officers and directors beneficially own approximately 31 percent of our common stock, including options exercisable within 60 days of February 3, 2010 and restricted common stock units not yet vested, in the aggregate. More specifically, Joe Dahan beneficially owns approximately 22 percent of our common stock and the Chairman of our Board, Sam Furrow, beneficially owns approximately 5 percent of our common stock. Because of this level of stock ownership, in the aggregate, certain persons may be in a position to directly or indirectly control our affairs.

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

ITEM 2.    PROPERTIES

        Our principal place of business is located in Commerce, Los Angeles County, California. The following table sets forth information with respect to our principal place of business:

Location	Use	Ownership Status	Approximate Area in Square Feet	Lease Expiration
Commerce, California	Design and administrative offices	Leased	9,350 sq. ft.	30 days' notice
Commerce, California	Warehouse	Leased	9,200 sq. ft.	30 days' notice
Los Angeles, California	Warehouse	Leased	24,100 sq. ft.	30 days' notice

        We lease six retail store locations under non-cancelable operating lease agreements expiring on various dates through 2019. These facilities are all located in the United States. As of November 30, 2009, we had six stores open and a signed lease to open one additional store in 2010. Our retail square footage at the end of 2009 was approximately 11,972 square feet in the aggregate. Our retail stores range in size from 1,469 to 3,025 square feet.

        We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations. In addition, in January 2010, we entered into a purchase agreement to purchase a facility located in downtown Los Angeles that we intend to use for our new corporate headquarters and distribution center. The facility is approximately 83,000 square feet. We are currently reviewing the diligence materials related to the property and have until February 25, 2010 to elect to terminate the purchase agreement for any reason or no reason.

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

        Previously reported on a Current Report on Form 8-K filed on October 14, 2009.

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

	High	Low
Fiscal 2009
First Quarter	$0.50	$0.25
Second Quarter	$0.72	$0.22
Third Quarter	$1.05	$0.44
Fourth Quarter	$1.59	$0.63
Fiscal 2008
First Quarter	$1.51	$0.60
Second Quarter	$1.25	$0.81
Third Quarter	$1.67	$1.01
Fourth Quarter	$1.39	$0.24

        As of November 30, 2009, there were 877 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider such factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

        (b)   None.

        (c)   None.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	(in thousands, except per share data)
	11/30/09	11/30/08	11/30/07	11/25/06	11/26/05
Net sales	$80,116	$69,174	$62,767	$46,633	$35,920
Cost of goods sold	40,331	36,543	36,137	31,224	25,203

Gross profit	39,785	32,631	26,630	15,409	10,717
Operating expenses
Selling, general and administrative	30,726	26,161	23,085	21,587	18,245
Depreciation and amortization	536	350	359	290	182

	31,262	26,511	23,444	21,877	18,427

Operating income (loss) from continuing operations	8,523	6,120	3,186	(6,468)	(7,710)
Interest expense	(388)	(633)	(828)	(573)	(781)
Other (expense) income, net	—	—	(13)	(67)	16

Income (loss) from operations, before taxes	8,135	5,487	2,345	(7,108)	(8,475)
Income tax (benefit) expense(2)	(16,385)	585	91	36	13

Income (loss) from continuing operations	24,520	4,902	2,254	(7,144)	(8,488)
Discontinued operations, net of tax(1)	—	—	—	(2,149)	(7,945)

Net income (loss)	$24,520	$4,902	$2,254	$(9,293)	$(16,433)

Earnings (loss) per common share—Basic
Earnings (loss) from continuing operations	0.41	0.08	0.05	(0.21)	(0.26)
Earnings (loss) from discontinued operations	—	—	—	(0.06)	(0.25)

Earnings (loss) per common share—Basic	$0.41	$0.08	$0.05	$(0.27)	$(0.51)

Earnings (loss) per common share—Diluted
Earnings (loss) from continuing operations	0.40	0.08	0.05	(0.21)	(0.26)
Earnings (loss) from discontinued operations	—	—	—	(0.06)	(0.25)

Earnings (loss) per common share—Diluted	$0.40	$0.08	$0.05	$(0.27)	$(0.51)

Weighted average shares outstanding
Basic	60,053	59,420	43,840	33,853	31,942
Diluted	61,121	59,671	45,000	33,853	31,942
Balance sheet data:
Total assets	$79,624	$57,669	$47,626	$11,794	$27,596
Stockholders' equity	61,506	36,085	30,396	3,308	11,557
Long-term debt—Discontinued operations	—	—	—	—	7,085

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

(2)
As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, "Income Tax," we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 as of November 30, 2008 was released and recorded as a credit to income tax benefit during fiscal 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2009, 2008 and 2007, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed, under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

        Our principal business activity is the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since Joe's® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores and distributors around the world.

        The focus of our operations has been on our Joe's® brand. Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products. To enhance our ability to capitalize on the Joe's® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe's® brand. We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe's® brand. In October 2007, we completed the merger and acquired JD Holdings. In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash. As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000. Concurrently, we entered into an employment agreement with Joe Dahan to be one of our executive officers. Mr. Dahan is our largest stockholder. As of February 3, 2010, he owned approximately 22 percent of our total shares outstanding and is a member of our Board of Directors.

        During fiscal 2009, we recognized growth for our Joe's® brand through increases in our international and retail sales, our men's and women's domestic sales and by diversifying our product offering to include products such as The Shirt by Joe's ™ and leggings. In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called "The Shirt" and branded it with the Joe's logo. At the end of fiscal 2009, we launched a line of denim leggings for women, which have been well received by our customers.

        We believe our growth drivers for 2010 include the performance of our retail stores, continued improvement in our international and men's sales, performance of our licensee's under their respective agreements for bags, belts and children's products and enhancement of the products available to our customer's branded with our Joe's name and logos, including woven shirts and leggings. Currently, we operate two full price stores and four outlet stores and have plans to open additional stores in 2010. We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell our overstock or slow moving items at higher profit margins. In addition, we selectively license the Joe's® brand for other product categories. By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

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

Comparison of Fiscal Year Ended November 30, 2009 to Fiscal Year Ended November 30, 2008

Results of Operations

        The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/30/09	11/30/08	$ Change	% Change
Net sales	$80,116	$69,174	$10,942	16%
Cost of goods sold	40,331	36,543	3,788	10%

Gross profit	39,785	32,631	7,154	22%
Gross margin	50%	47%	3%	6%
Selling, general and administrative	30,726	26,161	4,565	17%
Depreciation and amortization	536	350	186	53%

Income from operations	8,523	6,120	2,403	39%
Interest expense	(388)	(633)	245	(39)%

Income before taxes	8,135	5,487	2,648	48%
Income tax (benefit) expense	(16,385)	585	(16,970)	(2,901)%

Net income	$24,520	$4,902	$19,618	400%

Fiscal Year 2009 Overview

Net Sales

        Our net sales increased to $80,116,000 in fiscal 2009 from $69,174,000 in fiscal 2008, a 16 percent increase. The increase in our net sales can be attributed to a five percent growth in our international sales, growth in domestic sales of our women's and men's product lines of 10 percent and 16 percent, respectively, and a 594 percent growth in our retail and e-commerce net sales. The growth drivers during fiscal 2009 were due to brand name acceptance and recognition and demand for denim apparel products in the marketplace by consumers in addition to offering other products such as the unisex woven shirts branded as The Shirt by Joe's™ and leggings. In particular, our women's domestic sales increased to $59,140,000 in fiscal 2009 from $53,675,000 in fiscal 2008 and our men's domestic sales increased to $9,012,000 in fiscal 2009 from $7,751,000 in fiscal 2008.

Gross Profit

        Our gross profit for our Joe's® brand increased to $39,785,000 in fiscal 2009 from $32,631,000 in fiscal 2008, a 22 percent increase. Our gross margin percentage for our Joe's® brand increased to 50 percent in fiscal 2009 from 47 percent in fiscal 2008.

        The increase in our gross profit was primarily due to an increase in net sales of 16 percent and a three percentage point increase in our gross margin. The increase in gross margin was mostly due to: (i) sales from our retail channel which carry a higher gross margin as we realize the difference between our cost and retail price; (ii) a greater percentage of our production requirements from the United States to lower cost facilities in Mexico and Morocco, which reduced our costs of goods sold; and (iii) an increase in revenue from license agreements for belts, bags and children's products that we did not have in fiscal 2008.

Selling, General and Administrative Expense

        Selling, general and administrative, or SG&A, expenses increased to $30,726,000 in fiscal 2009 from $26,161,000 in fiscal 2008, a 17 percent increase.

        The SG&A increase in fiscal 2009 compared to fiscal 2008 is largely a result of the following factors: (i) an increase of $1,248,000 in employee and employee-related expenses due to a higher headcount in fiscal 2009 compared to fiscal 2008 to support our sales growth including hiring personnel to support our retail strategy (ii) an increase of $1,439,000 in facilities, fulfillment and distribution related expenses due to our increase in net sales both domestically and internationally and the additional rent obligations associated with our six retail stores; (iii) an increase of $231,000 in stock based compensation expense due to the timing of the issuance of restricted common stock and restricted stock units for fiscal 2009; (iv) an increase of $313,000 in sales commissions as a result of a 16 percent increase in Joe's® sales; (v) an increase of $863,000 in advertising expenses to support our new retail initiatives, including promotion of the leggings in print and other traditional advertising mediums that we did not use previously and advertising to support our e-shop; (vi) an increase of $538,000 in professional fees primarily due to an increase in legal expenses associated with litigation in the ordinary course of business and consulting fees to support our retail strategy and European expansion; and (vii) an increase of $271,000 in factor and bank fees due to the increase in our net sales. These SG&A expenses were partially offset by a decrease of $277,000 in sample expenses due to better control over costs and timing of the expense.

Depreciation and Amortization Expenses

        Our depreciation and amortization expenses increased to $536,000 in fiscal 2009 from $350,000 in fiscal 2008, a 53 percent increase. The increase was attributable to additional depreciation for our retail stores' leasehold improvements in fiscal 2009 which we did not have in fiscal 2008 due to the addition of four retail stores in the fourth quarter of fiscal 2008 and one in the third quarter of fiscal 2009

Interest Expense

        Our combined interest expense decreased to $388,000 in fiscal 2009 from $633,000 in fiscal 2008, a 39 percent decrease. Our interest expense primarily consists of interest expense from our factoring and inventory lines of credit and letters of credit from CIT. The decrease in interest expense is due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve and an offset from additional interest income from higher cash balances.

Income Taxes

        Our income tax benefit was $16,385,000 in fiscal 2009 compared to income tax expense of $585,000 in fiscal 2008. Our income tax benefit for fiscal 2009 primarily resulted from the release of a valuation reserve that was previously recorded against our deferred tax assets. The deferred tax assets had been established for net operating losses and other items with differences in the book basis and tax basis.

        The original valuation allowance against our deferred tax assets was established as it was more likely than not that all or a portion of a deferred tax asset would not be realized. We periodically reassess the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carry back years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.

        Based on our assessment during the fourth quarter of fiscal 2009, we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 as of November 30, 2008 was released and recorded as a credit to income tax benefit during fiscal 2009.

Net Income

        We generated net income of $24,520,000 in fiscal 2009 compared to $4,902,000 in fiscal 2008. The increase in our net income in fiscal 2009 is largely the result of the following factors: (i) an income tax benefit of $16,385,000; (ii) an increase of $10,942,000 in net sales; and (iii) an increase of $7,154,000 in gross profit which translated into a 50 percent overall gross margin for the full fiscal year compared to a 47 percent overall gross margin in fiscal 2008.

Comparison of Fiscal Year Ended November 30, 2008 to Fiscal Year Ended November 30, 2007

Results of Operations

        The following table sets forth certain statements of operations data for the periods as indicated:

	Year ended
	(in thousands)
	11/30/08	11/30/07	$ Change	% Change
Net sales	$69,174	$62,767	$6,407	10%
Cost of goods sold	36,543	36,137	406	1%

Gross profit	32,631	26,630	6,001	23%
Gross margin	47%	42%	5%	12%
Selling, general and administrative	26,161	23,085	3,076	13%
Depreciation and amortization	350	359	(9)	(3)%

Income from operations	6,120	3,186	2,934	92%
Interest expense	(633)	(828)	195	(24)%
Other expense	—	(13)	13	(100)%

Income before taxes	5,487	2,345	3,142	134%
Income tax expense	585	91	494	543%

Net income	$4,902	$2,254	$2,648	117%

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

Income Taxes

        Our income tax expense was $585,000 in fiscal 2008 compared to $91,000 in fiscal 2007, or a 543 percent increase. Our effective tax rate was eleven percent for fiscal 2008 compared to four percent for fiscal 2007. The difference between the effective tax rate and the statutory rate is primarily attributable to the utilization of net operating loss tax carryforwards against which a full valuation allowance has been established and our increase in net income.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the year ended November 30, 2009, we generated $10,599,000 of cash flow from operations and received $229,000 in advances from factor borrowing. The primary uses for our cash were for purchases of property and equipment in the amount of $873,000 primarily in connection with the opening of our retail stores and a payment of $225,000 for taxes on the vesting of restricted stock units for our employees. Our cash balance increased by $9,730,000 and was $13,195,000 as of November 30, 2009.

        Historically, we have been dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

        During fiscal 2009, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. In addition, the agreements allow us to obtain advances for up to 50 percent of the value of certain eligible inventory. CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each subsidiary's obligations. As of November 30, 2009, our cash availability with CIT was approximately $1,476,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

        The agreements may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement. The agreements may be terminated by us upon 60 days advanced written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period. We are currently in the process of renegotiating a renewal of these agreements with CIT and exploring alternative arrangements with other lenders. We expect to be able to renew these agreements or enter into new ones on comparable terms.

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

        As of November 30, 2009, we had $14,402,000 of factored receivables with CIT and a loan balance of $4,580,000 for inventory advances. We had two letters of credit in the aggregate amount of $495,000 outstanding as of November 30, 2009.

        For fiscal 2010, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures for the potential purchase of new corporate headquarters, and additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

        Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2010. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2009:

	Payments due by period (in thousands)
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease obligations	$19,107	$1,708	$1,832	$1,894	$1,962	$2,032	$9,679
Purchase obligations	7,204	7,204	—	—	—	—	—
Letters of credit	347	347	—	—	—	—	—

	$26,658	$9,259	$1,832	$1,894	$1,962	$2,032	$9,679

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2009 and November 30, 2008 was $831,000 and $660,000 for non-factored accounts receivables.

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

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. For fiscal 2009, we did not recognize any impairment related to the goodwill or intangible assets of our Joe's® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

        Under the FASB standards, we are required to evaluate goodwill and other indefinite lived intangible assets at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill or indefinite lived intangible assets must be determined and compared to the carrying value of the goodwill or indefinite lived intangible assets.

        Our annual impairment testing date is September 30 of each year. For fiscal 2009, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        Under the FASB standards for accounting for consideration transferred to settle a contingency based on earnings or other performance measures, certain criteria is used to determine whether contingent consideration based on earnings or other performance measures should be accounted for as (1) adjustment of the purchase price of the acquired enterprise or (2) compensation for services, use of property or profit sharing. The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. The advanced contingent consideration payments are accounted for as operating expense.

Income Taxes

        As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding federal and state issues that are currently unresolved. We routinely monitor the potential impact of these situations. Based on management's assessment of these items during fiscal 2009, we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 as of November 30, 2008 was released and recorded as a credit to income tax benefit during fiscal 2009.

Contingencies

        We account for contingencies in accordance with FASB standards that require we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate. Should events or circumstances change, we could have to record additional accruals.

Stock Based Compensation

        We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation" and "Note 8—Stockholders' Equity—Stock Incentive Plans" for additional discussion.

Recent Accounting Pronouncements

        In December 2007, the FASB issued a standard on business combinations that significantly changes the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and includes a substantial number of new disclosure requirements. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. We do not expect that this standard will have any impact on our financial statements unless we enter into an applicable transaction in the future.

        In December 2007, the FASB issued a standard that establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date and includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. We do not expect that it will have any impact on our financial statements unless we enter into an applicable transaction in the future.

        In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the year beginning December 1, 2009 for us, and interim periods within that fiscal year. The adoption of this standard did not have a material impact on our financial position or results from operations.

        In June 2008, the FASB provided guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor and provides revenue recognition accounting guidance for the lessor. This standard is effective for fiscal years beginning after December 15, 2008 and is not applicable to us.

        In May 2008, the FASB issued a standard that identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The standard is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411 "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption to impact our results of operations, financial position or cash flows.

        In April 2009, the FASB issued changes regarding interim disclosures about fair value of financial instruments. The changes enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly. The changes require disclosures on a quarterly basis of qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement became effective beginning with our first interim reporting period ending after June 15, 2009. The adoption of this change did not have a material impact on our results of operations or financial condition.

        In May 2009, the FASB issued a standard related to subsequent events. The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. We have evaluated subsequent events through the date of issuance of these financial statements.

        In June 2009, the FASB issued a standard related to the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The standard will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our results of operations, financial condition or cash flows.

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

Foreign Currency Exchange Rates

        Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars. However, we sell an limited amount of our products to certain countries in Euros. We currently do not hedge our exposure to changes in foreign currency exchange rates as the amount of products sold would not be significantly impacted by rate fluctuations. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations in the future.

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

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of our disclosure controls and procedures, as defined in 13a-15(e) and 15-d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2009. Management's annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to our directors and executive officers and their ages and positions as of February 3, 2010, is as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	68	Chairman of the Board of Directors	1998
Marc B. Crossman	38	Chief Executive Officer, President, and Director	1999
Hamish Sandhu	47	Chief Financial Officer	N/A
Joseph M. Dahan	42	Creative Director and Director	2007
Kelly Hoffman(2)(3)	52	Director	2004
Thomas O'Riordan(1)(2)(3)	53	Director	2006
Suhail R. Rizvi(1)(2)(3)	44	Director	2003
Kent Savage(1)(2)(3)	48	Director	2003

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

        Thomas O'Riordan has served as a member of our Board of Directors since April 2006. Since August 2009 and from 1988 to 1995, Mr. O'Riordan has served as President of Tom O'Riordan & Associates, a sales and marketing company focused on the athletic footwear, apparel and sporting goods industries. Prior to that, from March 2007 to August 2009, Mr. O'Riordan has served as Chief Executive Officer of American Sporting Goods Corporation, a privately held manufacturer and retailer of athletic footwear with such brands as And1, Avia, Ryka, Yukon, Triple 5 Soul, NSS and Nevados. From 2004 to 2007, Mr. O'Riordan acted in an executive consulting and advisory capacity to the senior management team of Fila Holding Company, a publicly traded manufacturer and retailer of branded footwear, apparel and accessories, and to other investment advisors and funds in the retail and consumer products sector. From 1999 to 2004, Mr. O'Riordan served in various executive management capacities with Fila Holding Company, ultimately serving as Chief Executive Officer from 2003 to 2004. From 1995 until 1998, Mr. O'Riordan served as Director of Operations of Adidas America, a publicly traded manufacturer and retailer of branded athletic footwear, apparel and accessories. Mr. O'Riordan began his career in sales for Brooks Shoe Company. Mr. O'Riordan received his B.S. degree in Marketing and Management from Rider University.

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

Code of Business Conduct and Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.joesjeans.com or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 2340 S. Eastern Avenue, Commerce, California 90040 or by calling (323) 837-3700. You may also find a copy of our Code of Business Conduct and Ethics as Exhibit 14 originally filed with our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the SEC on February 28, 2004.

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

        Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the year ended November 30, 2009, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except as follows: one Form 4 for Kelly Hoffman relating to four individual sale transactions that were not timely filed.

ITEM 11.    EXECUTIVE COMPENSATION.

Executive Officer Compensation

        The following table provides certain summary information concerning the compensation earned by our Named Executive Officers in the position of the Principal Executive Officer, Principal Financial Officer, and Creative Director for services rendered in all capacities to us for the fiscal year ended November 30, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock awards(1)		Option awards(2)		All other compensation(3)		Total
Marc Crossman	2009	$429,000		$375,000		$527,000	(8)	$—		$58,000		$1,389,000
Chief Executive Officer	2008	429,000	(5)	325,000		429,000	(7)	—		55,000		1,238,000
and President	2007	375,000		300,000	(4)	375,000	(6)	—		73,000		1,123,000
Hamish Sandhu	2009	255,000		—		108,000	(11)	—		27,000		390,000
Chief Financial Officer	2008	207,000		—		82,000	(10)	—		11,000		300,000
	2007	51,000	(9)	—		—		123,000	(12)	—		174,000
Joseph Dahan	2009	300,000		—		319,000	(15)	—		1,711,000	(16)	2,330,000
Creative Director	2008	300,000		—		300,000	(14)	—		1,625,000	(16)	2,225,000
	2007	104,000	(13)	—		—		—		161,000	(16)	265,000

(1)
Represents restricted common stock and restricted common stock units, or RSUs, issued pursuant to our 2004 Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), later codified in Accounting Standards Codification 718, or ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards and option awards, please see "Note 8—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

(2)
Represents stock options issued pursuant to our 2004 Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards and option awards, please see "Note 8—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

(3)
The following table details the components of this column.

Name and principal position	Year	Benefit of company paid health insurance(a)	Benefit of company paid life insurance(a)	Unused vacation payout(b)	401(k) match	Contingent consideration(c)	Total
Marc Crossman	2009	$15,000	$7,000	$31,000	$5,000	$—	$58,000
	2008	15,000	—	35,000	5,000	—	55,000
	2007	21,000	—	46,000	6,000	—	73,000
Hamish Sandhu	2009	16,000	—	6,000	5,000	—	27,000
	2008	4,000	—	3,000	4,000	—	11,000
	2007	—	—	—	—	—	—
Joseph Dahan	2009	15,000	—	32,000	—	1,664,000	1,711,000
	2008	10,000	—	17,000	—	1,598,000	1,625,000
	2007	30,000	—	5,000	—	126,000	161,000

(a)
This amount represents health and life insurance premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

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
(4)
Of the total bonus approved for fiscal 2007, $150,000 was paid in fiscal 2007 and the remaining $150,000 was paid in connection with the execution of an employment agreement during the second quarter of fiscal 2008.

(5)
Includes a $35,000 payment made subsequent to the fiscal year that represents an increase in base salary retroactive to December 1, 2007 in connection with the execution of an employment agreement in the second quarter of fiscal 2008.

(6)
The restricted common stock was granted to Mr. Crossman on October 15, 2007 and vest as follows: one-third of the shares vested on October 15, 2008, one-third of the shares vested on October 15, 2009, and one-third of the shares vest on October 15, 2010.

(7)
The restricted common stock units or RSU, were granted to Mr. Crossman on November 6, 2008 and vest as follows: one-third of the shares vested on November 6, 2009, one-third of the shares vest on November 6, 2010, and one-third of the shares vest on November 6, 2011.

(8)
The restricted common stock was granted to Mr. Crossman on October 8, 2009 and November 9, 2009 and vest one-third on each year thereafter from the date of grant.

(9)
Mr. Sandhu commenced employment with us on August 27, 2007 as our Chief Financial Officer.

(10)
The RSUs were granted to Mr. Sandhu on November 6, 2008 and vest as follows: one-eighth of the shares vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period.

(11)
The RSUs were granted to Mr. Sandhu on October 8, 2009 and vest as follows: one-eighth of the shares vest on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period.

(12)
On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 RSUs on the same terms and conditions granted to other non-officer employees. The RSUs vest every six months over a four year period after December 18, 2007.

(13)
Mr. Dahan was appointed Creative Director on October 25, 2007 and previously served as an employee and president of our Joe's Subsidiary. This amount represents the full compensation paid to him in connection with his employment for fiscal 2007.

(14)
The RSUs were granted to Mr. Dahan on November 6, 2008 and vest as follows: one-eighth of the shares vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period.

(15)
The RSUs were granted to Mr. Dahan on October 8, 2009 and vest as follows: one-eighth of the shares vest on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period.

(16)
For a discussion on the discussion of the contingent consideration payments, please see "Employment Agreements—Joseph Dahan."

  Bonuses

        Historically, the Compensation Committee has not granted a bonus to our Chief Executive Officer. Recognizing the importance of this element of compensation, in fiscal 2008, the Compensation Committee included in Mr. Crossman's employment agreement a bonus provision which targeted his bonus at 50 percent of his base salary based upon certain discretionary performance measures. The Compensation Committee discussed the formal criteria for Mr. Crossman's 2008 performance measures noting that the performance measures set for this fiscal year would be utilized in future fiscal years. The Committee discussed various methods of measurement noting that the following were drivers to our overall performance. Those methods of measurement included Earnings Before Income, Taxes and Depreciation (EBITDA), net profits, store performance, net sales, gross margins and inventory. After this discussion, the Compensation Committee decided to utilize EBITDA and net sales weighted equally as the performance measures for Mr. Crossman's bonus for fiscal 2009. Based upon these performance measures, the Compensation Committee noted that Mr. Crossman had exceeded expectations on both EBITDA and net sales and thus the bonus target of 50 percent was increased to 75 percent and his bonus for fiscal 2009 was $375,000.

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

        Based upon this data, Mr. Crossman's employment agreement contained a provision which set forth his long-term incentive compensation through a grant of restricted stock or restricted stock units pursuant to the 2004 Incentive Plan with a fair market value equal to 100 percent of his base salary. For fiscal 2009, Mr. Crossman received two separate grants of restricted stock in the amount of 469,454 shares and 143,832 shares that each vest 1/3 on each anniversary date of the grant in 2010, 2011 and 2012, respectively. Mr. Dahan and Mr. Sandhu, our other Named Executive Officers, each received a grant of restricted stock units, or RSUs, in the amount of 455,000 and 155,000, respectively, that vest in an amount equal to 1/8 of the total grant on June 18, 2010 and thereafter every six months until the RSUs are fully vested on December 18, 2013.

Outstanding Equity Award at Fiscal Year-End

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2009:

	Option awards					Stock awards
	Number of securities underlying unexercised options		Number of securities underlying unexercised options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards:		Equity incentive plan awards:
Name	Exercisable		Unexercisable					Number of unearned shares, units or other rights that have not vested		Market or payout value of unearned shares, units or other rights that have not vested
Marc Crossman								613,286	(1)	$791,139
								520,364	(2)	$671,270
								78,617	(3)	$101,416
	25,641	(4)		$0.39	13-Dec-10
	10,000	(4)		$1.00	17-Apr-12
	7,874	(4)		$1.27	27-Nov-12
	1,000,000	(4)		$1.02	22-May-13
	200,000	(4)		$1.63	3-Sep-14
	250,000	(4)		$1.02	13-Jun-15
Hamish Sandhu								155,000	(5)	$199,950
								131,250	(6)	$169,313
								62,500	(7)	$80,625
Joseph Dahan								455,000	(5)	$586,950
								477,750	(6)	$616,298
	200,000	(8)		$1.02	4-Aug-15

(1)
These shares vest as follows: (i) 156,485 shares vest on October 8, 2010 and 47,944 shares vest on November 9, 2010; (ii) 156,485 shares vest on October 8, 2011 and 47,944 shares vest on November 9, 2011; and (iii) 156,484 shares vest on October 8, 2012 and 47,944 shares vest on November 9, 2012, respectively.

(2)
These RSUs vest as follows: one-third of the shares vest on November 6, 2009, one-third of the shares vest on November 6, 2010, and one-third of the shares vest on November 6, 2011.

(3)
These shares vest as follows: one-third of the shares vest on October 15, 2008; one-third of the shares vest on October 15, 2009 and one-third of the shares vest on October 15, 2010.

(4)
Each of these grants of stock options are fully vested and were fully vested as of the following dates: December 13, 2001, April 17, 2003, November 27, 2003, March 25, 2005, September 3, 2005 and June 13, 2005, respectively.

(5)
These RSUs vest as follows: one-eighth of the RSUs vest on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period.

(6)
These RSUs vest as follows: one-eighth of the RSUs vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period.

(7)
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

(8)
These grants of stock options are fully vested and were fully vested as of August 4, 2005.

Option Exercises and Stock Vested

        There were no option exercises by our Named Executive Officers in our fiscal year ended November 30, 2009. During fiscal 2009, 450,798 shares of restricted stock or RSUs vested for our Named Executive Officers.

Name	Number of shares acquired on Exercise (#)	Value Realized on Exercise ($)
Marc Crossman	338,798	$412,000
Hamish Sandhu	43,750	$30,000
Joseph Dahan	68,250	$55,000

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

        Under the terms of the Crossman Employment Agreement, Mr. Crossman receives an annual salary of $429,300 and is entitled to receive other cash and non-cash compensation, including an annual discretionary bonus targeted at 50% of his base salary based upon the achievement of financial and other performance criteria as set forth in the Crossman Employment Agreement, an annual grant of equity compensation pursuant to the 2004 Stock Incentive Plan, and life and disability insurance policies paid on his behalf. The Crossman Employment Agreement is effective as of December 1, 2007, the commencement of our 2008 fiscal year, and had an initial term of two years, which automatically renewed for another two year period on December 1, 2009. The Crossman Employment Agreement automatically renews for additional two year periods if neither Joe's nor Mr. Crossman provide 180 days' advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control.

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

Director Compensation

        Historically, our non-employee directors have been compensated for service through an equity grant. Our directors are not compensated in any other manner, however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the Director's schedule permits such attendance. Attendance in person is not required, but we try to accommodate schedules in planning the date and encourage our directors and director nominees to attend the annual meeting of stockholders. In fiscal 2009, all directors attended our annual meeting in person. Consistent with its past practices, on October 8, 2009, the Compensation Committee of the Board approved grants of RSUs with a fair market value of $60,000 to each non-employee director, which the non-employee director had the option to elect all RSUs or 1/3 of the fair market value in cash the 2/3 in RSUs in order to pay certain personal income tax obligations that each would incur as a result of the grant. The following non-employee directors each received 85,716 RSUs: Sam Furrow, Kent Savage and Suhail Rizvi. The following non-employee directors each received 57,144 RSUs and $20,000 in cash: Kelly Hoffman and Tom O'Riordan. The RSUs vest and the cash amounts are paid on a quarterly basis over the course of 12 months. This amount was determined based upon the peer group analysis and was in the 50th percentile of peer group companies.

Name	Fees earned or paid in cash	Stock Awards(1)	Total
Sam Furrow	$—	$60,000	$60,000
Kent Savage	—	60,000	60,000
Tom O'Riordan	20,000	40,000	60,000
Suhail Rizvi	—	60,000	60,000
Kelly Hoffman	20,000	40,000	60,000

	$40,000	$260,000	$300,000

(1)
Represents 85,716 or 57,144 shares of RSUs granted to our non-employee directors on October 8, 2009 pursuant to the 2004 Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance ASC 718. The RSUs vest on a quarterly basis over a 12 month period with the first tranche vested on January 8, 2010. For a discussion on the assumptions made regarding the valuation of the stock awards, please see "Note 8—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

        The following table provides information as of February 3, 2010 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5 percent of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

        Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 61,612,826 shares outstanding as of February 3, 2010. The address for the officers and directors is our corporate office located at 2340 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman Chief Executive Officer, President and Director	2,701,227	(1)	4.28%
Hamish Sandhu Chief Financial Officer	94,047	(2)	*
Joseph M. Dahan Creative Director and Director	13,306,818	(3)	21.53%
Samuel J. (Sam) Furrow Chairman of Board of Directors	2,991,325	(4)	4.84%
Kelly Hoffman Director	96,844	(5)	*
Tom O'Riordan Director	246,463	(6)	*
Suhail R. Rizvi Director	247,822	(7)	*
Kent Savage Director	401,199	(8)	*
BSS-Joe's Investors, LLC and Barry S. Sternlicht 591 West Putnam Avenue Greenwich, Connecticut 06830	5,482,325	(9)	8.86%
MFC Global Investment Management (U.S.), LLC 101 Huntington Avenue Boston, Massachusetts 02199	6,010,000	(10)	9.75%
Windsong DB, LLC 1599 Post Road East Westport, Connecticut 06880	5,540,925	(11)	8.96%

All directors and executive officers, as a group (8 persons)	20,085,745		30.66%

*
Represents beneficial ownership of less than 1%.

(1)
Includes (i) 1,157,712 shares held for Mr. Crossman's personal account including (a) 78,617 shares of restricted common stock which vest on October 15, 2010; (b) 469,454 shares of restricted common stock which vest ratably as follows: one-third on October 8, 2010; one-third on October 8, 2011; and one-third on October 8, 2012; and (c) 143,832 shares of restricted common stock which vest ratably as follows: one-third on November 6, 2010; one-third on November 6, 2011; and one-third on November 6, 2012 (ii) 50,000 shares held for the accounts in trust for Mr. Crossman's minor children, which Mr. Crossman's father is the trustee; and (iii) 1,493,515 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman's personal account. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children. Excludes the following shares not exercisable or vested within 60 days: (i) 520,364 RSUs which vest ratably as follows: one-third on November 6, 2010; and one-third on November 6, 2011.

(2)
Excludes the following shares not exercisable or vested within 60 days: 317,500 shares of RSUs held for Mr. Sandhu's personal account which vest over a four year period and are issued ratably every six months on December 18 and June 18 of the respective years.

(3)
Includes (i) 13,106,818 shares held for the personal account of Mr. Dahan; and (ii) 200,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Dahan's personal account. Excludes the following shares not exercisable or vested within 60 days: (i) 864,500 RSUs held for Mr. Dahan's personal account which vest and are issued ratably every six months on December 18 and June 18 of the respective years after the grant; and (ii) 53,030 RSUs held for the account of Mr. Dahan's spouse which vest and are issued ratably every six months on December 18 and June 18 of the respective years after the grant.

(4)
Includes (i) 2,733,389 shares held for the personal account of Mr. Furrow; (ii) 15,300 shares held for the account of Mr. Furrow's spouse; (iii) 221,207 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options and 21,429 RSUs that vest within 60 days held for Mr. Furrow's personal account. Excludes the following shares not exercisable or vested within 60 days: (i) 42,858 RSUs held for Mr. Furrow's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 8, 2010 and thereafter until the shares are fully vested on October 8, 2010. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 1,961,969 shares of common stock held in his personal account.

(5)
Includes (i) 32,558 shares held for Mr. Hoffman's personal account; and (ii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options and 14,286 RSUs that vest within 60 days held for Mr. Hoffman's personal account. Excludes 28,572 RSUs held for Mr. Hoffman's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 8, 2010 and thereafter until the shares are fully vested on October 8, 2010.

(6)
Includes (i) 157,177 shares held for the personal account of Mr. O'Riordan; and (ii) 75,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options and 14,286 RSUs that vest within 60 days held for Mr. O'Riordan's personal account. Excludes 28,572 RSUs held for Mr. O'Riordan's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on on January 8, 2010 and thereafter until the shares are fully vested on October 8, 2010.

(7)
Includes (i) 48,701 shares held for the personal account of Mr. Rizvi; (ii) 177,692 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options and 21,429 RSUs that vest within 60 days held for Mr. Rizvi's personal account. Excludes 42,858 RSUs held for Mr. Rizvi's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 8, 2010 and thereafter until the shares are fully vested on October 8, 2010.

(8)
Includes (i) 174,520 shares held for the personal account of Mr. Savage; (ii) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (iii) 195,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options and 21,429 RSUs that vest within 60 days held for Mr. Savage's personal account. Excludes 42,858 RSUs held for Mr. Savage's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 8, 2010 and thereafter until the shares are fully vested on October 8, 2010. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

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

Equity Compensation Plan Information

        The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2009, which includes our 2004 Stock Incentive Plan and our 2000 Director Stock Incentive Plan. We stopped granting options under our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)
2004 Incentive Plan	3,022,500	$1.80	1,814,492
2000 Director Plan	203,546	$0.78	N/A	(2)

	3,226,046	$1.74	1,814,492

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

Joe Dahan/JD Holdings Inc.

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

        For fiscal 2009, 2008 and 2007, the following table sets forth payments made to Mr. Dahan or his related entities.

	(in thousands)
	2009	2008	2007
Expense (income):
Contigent consideration payments	$1,672	$1,723	$—
Joe's Jeans royalty expense	—	—	1,647
Joes Kids license, royalty income	—	—	(88)

  Victor Dahan

        Victor Dahan, brother of Joe Dahan, is the managing member of Shipson LLC, or Shipson, and Joe's previously outsourced its E-shop on the Joe's Jeans website to his company. Joe's ceased doing business with Shipson in February 2008. As of the termination date of the relationship, Shipson owed Joe's approximately $192,000, for outstanding purchase orders that were fully reserved for in Joe's year end financial statements for fiscal 2008. During May 2009, Shipson returned $51,000 in goods and agreed to pay $141,000 for the outstanding purchase orders pursuant to a settlement agreement.

  Albert Dahan

        In April 2009, Joe's has entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe's where he acts as a sales person for Joe's. The agreement may be terminated at any time for any reason or no reason with or without notice. As of November 30, 2009, payments made to Mr. Albert Dahan under this arrangement totaled $413,000.

        Effective as of June 1, 2009, Joe's entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity. Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC will pay to Joe's a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter. The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal. Kids LLC advanced $1,000,000 as a payment against the first year's guaranteed minimum royalties. This amount has been reflected under the caption of "Deferred Licensing Revenue" on the Condensed Consolidated Balance Sheets. Joe's expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater. Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2009, $450,000 of the advanced payment has been recognized as income.

Director Independence

        Currently, the following members of our Board of Directors are considered "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC:

  •
  Kelly Hoffman

  •
  Thomas O'Riordan

  •
  Suhail Rizvi

  •
  Kent Savage

  •
  Sam Furrow

        In making its determination that the foregoing directors are independent, the Board considered all relevant facts and circumstances. The Board considered the transactions with various Board members and concluded that they do not have any impact on the respective member's independence. We do not have any past or present members serving on our Audit Committee, Compensation and Stock Option Committee and Nominating and Governance Committee that are not considered to be independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        For the fiscal years ended November 30, 2009 and 2008, E&Y billed the approximate fees as described below.

Audit Fees

        Fees for audit services totaled approximately $532,000 for the year ended November 30, 2009 and $528,000 for the year ended November 30, 2008, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents and comfort letters related to registration statements for equity issuances and our stock incentive plan.

Audit-Related Fees

        There were no fees for audit-related services for the years ended November 30, 2009 and 2008.

Tax Fees

        Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $148,000 for the year ended November 30, 2009 and $137,000 for the year ended November 30, 2008.

All Other Fees

        There were no other fees for the years ended November 30, 2009 and November 30, 2008.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   List of documents filed as a part of this Annual Report:

          1 and 2. Financial Statements and Financial Statement Schedules

        (a) 3.  Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
2.1	Agreement and Plan of Merger dated February 6, 2007 by and among Innovo Group Inc., Joe's Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended February 24, 2007 filed on April 10, 2007
2.2	First Amendment to Agreement and Plan of Merger dated June 25, 2007 by and among Innovo Group Inc., Joe's Jeans, Inc., JD Holdings, Inc. and Joseph M. Dahan*	Exhibit 2.1 to Current Report on Form 8-K filed on June 26, 2007
2.3	Exhibit A to Agreement and Plan of Merger—Amended and Restated Plan of Merger	Exhibit 2.2 to Current Report on Form 8-K filed on June 26, 2007
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007
3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993
4.1	Form of Securities Purchase Agreement dated December 19, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on December 26, 2006
4.2	Form of Common Stock Purchase Warrant dated December 19, 2006	Exhibit 4.2 to Current Report on Form 8-K filed on December 26, 2006
4.3	Form of Common Stock Purchase Warrant dated December 26, 2006	Exhibit 4.1 to Current Report on Form 8-K filed on January 3, 2007

Exhibit Number	Description	Document if Incorporated by Reference
4.4	Form of Securities Purchase Agreement dated June 27, 2007	Exhibit 4.1 to Current Report on Form 8-K filed on July 3, 2007
4.5	Form of Common Stock Purchase Warrant dated June 27, 2007	Exhibit 4.2 to Current Report on Form 8-K filed on July 3, 2007
10.1	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007
10.2	Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007
10.3	Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.4	Inventory Security Agreement dated August 20, 2002 between Joe's Jeans Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.5	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003
10.6	2000 Employee Stock Incentive Plan, as amended	Attachment D to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000
10.7	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000
10.8	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009
10.9	Separation Agreement by and between Innovo Group Inc. and Samuel J. Furrow, Jr.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 2, 2006
10.10	Dissolution Agreement with Beyond Blue Inc. dated February 1, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007
10.11	Settlement Agreement and Release with Beyond Blue Inc. dated July 3, 2007	Exhibit 10.11 to the Annual Report on Form 10-K for the year ended November 30, 2008 filed on April 29, 2009
10.12	Offer Letter by and between Innovo Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2007

Exhibit Number	Description	Document if Incorporated by Reference
10.13	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc. (formerly Joe's Jeans Inc.), Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2007
10.14	Amendment to Guaranty Agreement by and between Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2007
10.15	Termination Agreement by and between Joe's Jeans Inc. and JD Holdings, Inc. dated October 25, 2007	Exhibit 10.3 to the Current Report on Form 8-K filed on October 30, 2007
10.16	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007
10.17	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007
10.18	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007
10.19	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008
10.20	Letter Agreement with Pixior LLC	Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 30, 2008 filed on April 29, 2009
10.21	Global Customer Surcharge Letter Agreement with The CIT Group/Commercial Services, Inc. dated March 11, 2009	Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2009
10.22	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009
10.23	Agreement with Dependable Distribution Centers dated January 8, 2010	Filed herewith
10.24	Purchase Agreement with 405 Mateo Real Estate LLC dated January 11, 2010	Filed herewith
14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004
21	Subsidiaries of the Registrant	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*
We have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.

Joe's Jeans Inc. and Subsidiaries

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc.

        We have audited the accompanying consolidated balance sheets of Joe's Jeans Inc. and subsidiaries as of November 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 3, 2010

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2009	November 30, 2008
ASSETS
Current assets
Cash and cash equivalents	$13,195	$3,465
Accounts receivable, net	1,731	865
Inventories, net	22,887	22,271
Due from related parties	210	—
Deferred income taxes, net	4,893	—
Prepaid expenses and other current assets	805	301

Total current assets	43,721	26,902
Property and equipment, net	3,162	2,825
Goodwill	3,836	3,836
Intangible assets, net	24,000	24,000
Deferred income taxes, net	4,806	—
Other assets	99	106

Total assets	$79,624	$57,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,590	$8,628
Due to factor	3,129	2,900
Deferred licensing revenue	615	—
Due to related parties	254	205

Total current liabilities	17,588	11,733
Long term deferred rent	530	251
Deferred income taxes, net	—	9,600

Total liabilities	18,118	21,584
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 61,494 shares issued and 61,354 outstanding (2009) and 59,946 shares issued and 59,806 outstanding (2008)	6,151	5,996
Additional paid-in capital	103,605	102,859
Accumulated deficit	(45,450)	(69,970)
Treasury stock, 140 shares	(2,800)	(2,800)

Total stockholders' equity	61,506	36,085

Total liabilities and stockholders' equity	$79,624	$57,669

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended
	November 30, 2009	November 30, 2008	November 30, 2007
Net sales	$80,116	$69,174	$62,767
Cost of goods sold	40,331	36,543	36,137

Gross profit	39,785	32,631	26,630

Operating expenses
Selling, general and administrative	30,726	26,161	23,085
Depreciation and amortization	536	350	359

	31,262	26,511	23,444

Income from operations	8,523	6,120	3,186
Interest expense	(388)	(633)	(828)
Other expense, net	—	—	(13)

Income before taxes	8,135	5,487	2,345
Income tax (benefit) expense	(16,385)	585	91

Net income	$24,520	$4,902	$2,254

Earnings per common share—Basic	$0.41	$0.08	$0.05

Earnings per common share—Diluted	$0.40	$0.08	$0.05

Weighted average shares outstanding
Basic	60,053	59,420	43,840
Diluted	61,121	59,671	45,000

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 25, 2006	34,455	$3,447	$79,763	$(77,126)	$(2,776)	$3,308
Net income	—	—	—	2,254	—	2,254
Stock-based compensation	—	—	34	—	—	34
Restricted common stock issued to Board of Directors	556	56	24	—	—	80
Exercise of stock options	367	37	301	—	—	338
Exercise of warrants	2,050	205	984	—	—	1,189
Common stock issued in private placements, net	8,434	843	4,683	—	—	5,526
Common stock issued in connection with merger	14,000	1,400	16,267	—	—	17,667

Balance, November 30, 2007	59,862	5,988	102,056	(74,872)	(2,776)	30,396
Net income	—	—	—	4,902	—	4,902
Stock-based compensation, net of withholding taxes	—	—	798	—	—	798
Stock repurchase	—	—	—	—	(24)	(24)
Issuance of restricted common stock	71	7	(7)	—	—	—
Exercise of stock options	13	1	12	—	—	13

Balance, November 30, 2008	59,946	5,996	102,859	(69,970)	(2,800)	36,085
Net income	—	—	—	24,520	—	24,520
Stock-based compensation, net of withholding taxes	—	—	844	—	—	844
Issuance of restricted common stock	1,548	155	(155)	—	—	—
Excess tax benefit on stock-based compensation	—	—	57	—	—	57

Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2009	November 30, 2008	November 30, 2007
Net income	$24,520	$4,902	$2,254
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	536	350	315
Amortization of intangibles	—	—	44
Stock-based compensation	1,069	842	114
Excess tax benefit on stock-based compensation	57	—	—
Release of valuation allowance for deferred tax assets	(20,291)	—	—
Provision for non-factored customer credits and doubtful accounts	171	8	184
Decrease in valuation allowance of deferred taxes	992	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,037)	(70)	(489)
Inventories	(616)	(1,468)	(14,536)
Prepaid expenses and other assets	(497)	(125)	445
Accounts payable and accrued expenses	4,962	840	969
Due to/from related parties	(161)	(943)	3,229
Deferred revenue	615	—	—
Deferred rent	279	251	—

Net cash provided by (used in) operating activities	10,599	4,587	(7,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	—	—	2
Purchases of property and equipment	(873)	(2,383)	(272)
Expenditures in connection with merger	—	125	(518)

Net cash used in investing activities	(873)	(2,258)	(788)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	229	(140)	2,152
Exercise of stock options	—	13	338
Purchase of treasury stock	—	(24)	—
Payment of taxes on restricted stock units	(225)	(44)	—
Exercise of warrants	—	—	1,189
Issuance of stock, net of registration expense	—	—	5,526

Net cash provided by (used in) financing activities	4	(195)	9,205
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,730	2,134	946
CASH AND CASH EQUIVALENTS, at beginning of year	3,465	1,331	385

CASH AND CASH EQUIVALENTS, at end of year	$13,195	$3,465	$1,331

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Joe's Jeans Inc.'s, or Joe's, principal business activity involves the design, development and worldwide marketing of apparel products. Joe's primary current operating subsidiary is Joe's Jeans Subsidiary Inc. All significant inter-company transactions have been eliminated. Currently, Joe's has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from license agreements and from sales by its retail stores. On October 12, 2007, Joe's filed an amended and restated certificate of incorporation in Delaware to change its corporate name from Innovo Group Inc. to Joe's Jeans Inc. and to increase the shares of common stock authorized for issuance to 100,000,000.

        Joe's fiscal year end is November 30. Effective October 11, 2007, Joe's changed from a thirteen-week quarterly reporting period to a last day of the month quarterly reporting period. This change was made to conform to standard quarterly accounting periods. Prior to a change in its fiscal year in October 2007, Joe's fiscal year end was the Saturday closest to November 30 based upon a 52 week period. Fiscal years as presented have 52 weeks and 6 days for the year ending November 30, 2007 and 52 weeks for the years ended November 30, 2009 and 2008. The modification of the fiscal years did not have a material effect on Joe's financial condition, results of operations or cash flows.

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

Selling, General and Administrative Expenses

        The types of costs classified in selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, stock based compensation expenses and facilities, fulfillment and distribution.

Earnings Per Share

        Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of loss from continuing operations for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method.

Advertising Costs

        Advertising costs are charged to expense as incurred, or, in the case of media ads, upon first airing. Brochures and catalogues are capitalized and amortized over their expected period of future benefits, which is typically twelve months or less.

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $2,462,000, $1,591,000 and $806,000 for fiscal 2009, 2008 and 2007, respectively.

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

        Certain finite-lived identifiable intangible assets are amortized using the straight line method over a life of 10 years. Amortization expense related to the license agreement pursuant to which Joe's originally acquired the right to use the Joe's® brand totaled $44,000 for fiscal 2007. In connection with the merger with JD Holdings, Inc., or JD Holdings, the license agreement was terminated and Joe's acquired JD Holdings, which included all right, title and interest in the Joe's®, Joe's Jeans™ and JD® logos and marks. Joe's has assigned an indefinite life to these intangible assets and therefore, no amortization expense was recognized after the date of acquisition. However, Joe's tests the assets for impairment annually as described below.

        Goodwill and other indefinite lived intangibles are evaluated at least annually for impairment using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill or indefinite lived intangible assets must be determined and compared to the carrying value of the goodwill or indefinite lived intangible assets.

        Joe's annual impairment testing date is September 30 of each year. On that date, Joe's determined that there was no impairment of its goodwill or indefinite lived intangible assets.

Cash Equivalents

        Joe's considers all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents. Joe's includes credit card receivables from retail and online store purchases in cash and cash equivalents.

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

        For fiscal 2009, 2008 and 2007, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2009	2008	2007
Nordstrom, Inc.	20.2%	20.2%	17.9%
Macy's Inc.	14.9%	19.5%	17.6%
Anthropologie	11.4%	10.3%	*

*
Less than 10%.

        Joe's 10 largest customers and customer groups accounted for approximately 70 percent of its net sales during fiscal 2009. In addition, Joe's international sales were $5,719,000, $5,390,000 and $3,248,000 in fiscal 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        Joe's measures the cost of all employee stock-based compensation awards based on the grant date fair value of those awards using a Black-Scholes model and records that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). An entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, Joe's has elected to apply a straight-line recognition method to account for these awards.

Property and Equipment

        Property and equipment are stated at the lower of cost or fair value in the case of impaired assets. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the estimated service lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation or amortization is removed from the accounts, and any related gain or loss is included in the determination of net income.

Income Taxes

        Joe's uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

        In July 2006, the Financial Accounting Standards Board, or FASB, issued a standard that establishes a single model to address accounting for uncertain tax positions. The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Joe's adopted the standard on December 1, 2007. As of the date of adoption, Joe's had no unrecognized tax benefits and the standard had no impact on Joe's consolidated financial statements. Joe's policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. Subsequent to Joe's adoption of the standard, no additional interest and penalties have been recognized in its consolidated financial statements.

Reclassifications

        Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation. Immaterial amounts have been reclassified in the year end 2008 effective income tax rate schedule.

Other Recently Issued Financial Accounting Standards

        In December 2007, the FASB issued a standard on business combinations that significantly changes the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and includes a substantial number of new disclosure requirements. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe's. Joe's does not expect that this standard will have any impact on its financial statements unless it enters into an applicable transaction in the future.

        In December 2007, the FASB issued a standard that establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date and includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe's. Joe's does not expect that

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

it will have any impact on its financial statements unless it enters into an applicable transaction in the future.

        In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the year beginning December 1, 2009 for Joe's, and interim periods within that fiscal year. The adoption of this standard did not have a material impact on its financial position or results from operations.

        In June 2008, the FASB provided guidance for accounting for nonrefundable maintenance deposits paid by a lessee to a lessor and provides revenue recognition accounting guidance for the lessor. This standard is effective for fiscal years beginning after December 15, 2008 and is not applicable to Joe's.

        In May 2008, the FASB issued a standard that identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. The standard is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411 "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Joe's does not expect the adoption to impact our results of operations, financial position or cash flows.

        In April 2009, the FASB issued changes regarding interim disclosures about fair value of financial instruments. The changes enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly. The changes require disclosures on a quarterly basis of qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement became effective beginning with its first interim reporting period ending after June 15, 2009. The adoption of this change did not have a material impact on Joe's results of operations or financial condition.

        In May 2009, the FASB issued a standard related to subsequent events. The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. Joe's has evaluated subsequent events through the date of issuance of these financial statements.

        In June 2009, the FASB issued a standard related to the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The standard will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on Joe's results of operations, financial condition or cash flows.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accounts Receivable, Inventory Advances and Due to Factor

        Joe's primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with its factor, CIT.

        As a result of these agreements, amounts due to factor consist of the following (in thousands):

	November 30, 2009	November 30, 2008
Non-recourse receivables assigned to factor	$14,139	$9,954
Client recourse receivables	263	1,444

Total receivables assigned to factor	14,402	11,398
Allowance for customer credits	(2,606)	(2,087)
Net loan balance from factored accounts receivable	(10,345)	(9,903)
Net loan balance from inventory advances	(4,580)	(2,308)

Due to factor	$(3,129)	$(2,900)

Non-factored accounts receivable	$2,562	$1,525
Allowance for customer credits	(330)	(120)
Allowance for doubtful accounts	(501)	(540)

Accounts receivable, net of allowance	$1,731	$865

        Of the total amount of receivables sold by Joe's as of November 30, 2009 and 2008, Joe's had the risk of payment of $263,000 and $1,444,000, respectively, in the event of non-payment by the customers.

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

        As of November 30, 2009, Joe's cash availability with CIT was approximately $1,476,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, the Joe's trademarks are not encumbered.

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

        The factoring rate that Joe's pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe's bears the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. As of November 30, 2009, the Chase prime rate was 3.25 percent.

        In addition, in the event Joe's needs additional funds, Joe's has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability. At November 30, 2009, Joe's had two letters of credit outstanding in the aggregate amount of $495,000, which expired in December 2009.

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

        Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, Joe's and JD Holdings completed the merger. In connection with the merger, Joe's Subsidiary merged with and into JD Holdings, with Joe's Subsidiary as the surviving entity. In addition, Joe's issued 14,000,000 shares of its common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $269,000 of other costs related to the merger. As a result of the merger, Joe's now owns all outstanding stock of JD Holdings and all rights, title and interest in the Joe's Brand.

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

        The merger has been accounted for as a business combination under applicable U.S. generally accepted accounting principles. Accordingly, management has allocated the purchase price to the assets and liabilities of JD Holdings in Joe's financial statements as of the completion of the merger at their respective fair values. At November 30, 2007, the valuations of intangible assets, income taxes and certain other items were preliminary. Management completed the initial purchase price allocation and finalized it prior to filing its Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

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

5. Inventories

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2009	November 30, 2008
Finished goods	$13,093	$9,346
Finished goods consigned to others	139	84
Work in progress	3,092	1,744
Raw materials	7,746	12,141

	24,070	23,315
Less allowance for obsolescence and slow moving items	(1,183)	(1,044)

	$22,887	$22,271

        Joe's recorded charges to its inventory reserve allowance of $28,000, $21,000 and $221,000 in fiscal 2009, 2008 and 2007, respectively.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2009	November 30, 2008
Computer and equipment	3 - 7	$1,290	$1,219
Furniture and fixtures	3 - 7	540	393
Leasehold improvements, primarily retail	5 - 10	2,924	2,269

		4,754	3,881
Less accumulated depreciation		(1,592)	(1,056)

Net property and equipment		$3,162	$2,825

        Depreciation expenses aggregated $536,000, $350,000 and $315,000 for fiscal 2009, 2008 and 2007, respectively.

7. Income Taxes

        The (benefit) provision for income taxes is as follows:

	Year ended
	(in thousands)
	2009	2008	2007
Current:
Federal	$1,828	$460	$65
State	955	125	26

	2,783	585	91

Deferred:
Federal	1,506	(382)	974
State	(383)	1,823	319

	1,123	1,441	1,293

Change in valuation allowance	(20,291)	(1,441)	(1,293)

Total	$(16,385)	$585	$91

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        Net deferred tax assets result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	(in thousands)
	2009	2008
Deferred tax assets:
Current:
Allowance for customer credits and doubtful accounts	$1,375	$1,099
Inventory valuation	540	488
Benefit of net operating loss carryforwards	1,990	1,994
Stock compensation expense	103	136
Inventory capitalization	476	442
Other	409	159

Total current deferred tax assets	4,893	4,318
Valuation allowance	—	(4,318)

Total net current deferred taxes	4,893	—

Noncurrent:
Property and equipment basis difference	43	(104)
Benefit of net operating loss carryforwards	13,972	15,024
Stock compensation expense	179	232
Goodwill and intangible assets	—	689
Other	212	132

Total noncurrent deferred tax assets	14,406	15,973
Valuation allowance	—	(15,973)

Total net noncurrent deferred tax assets	14,406	—

Deferred tax liabilities:
Noncurrent:
Long lived intangible asset	9,600	9,600

Total noncurrent deferred tax liabilities	9,600	9,600

Net noncurrent deferred tax assets (liabilities)	$4,806	$(9,600)

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on Joe's assessment of these items during the fourth quarter of fiscal 2009, Joe's determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 as of November 30, 2008 was released and recorded as a credit to income tax benefit during fiscal 2009.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

        For continuing operations, the reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2009	2008	2007
Computed tax (benefit) provision at the statutory rate	35.0%	35.0%	34.0%
State income tax	6.9%	5.8%	6.0%
Contigent consideration payments	7.0%	10.7%	1.0%
Change in valuation allowance	(249.5)%	(36.9)%	(37.0)%
Benefit from lower tax brackets	(1.0)%	—	—
True ups and other adjustments	0.2%	(4.0)%	—

Effective tax rate	(201.4)%	10.6%	4.0%

        Joe's and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. Joe's is not currently under an Internal Revenue Service tax examination or an examination by any other state, local or foreign jurisdictions for any tax year except for New York. Joe's is currently under examination by the State of New York tax authorities for the tax years 2005 through 2007. Joe's does not expect this examination to have a material effect on its financial statements or results of operations upon conclusion of the examination. Joe's has identified its federal tax return and its state tax return in California as major tax jurisdictions. The only periods subject to examination for Joe's federal tax returns are years 2006 through 2008. The periods subject to examination for Joe's state tax returns in California are years 2005 through 2008.

        Joe's had a net operating loss carryforward of $42,538,000 at the end of fiscal 2009 for federal tax purposes that expire through 2026. Joe's also has $25,553,000 of net operating loss carryforwards available for California which begin to expire in 2014. Joe's recorded an income tax benefit of $16,385,000, for fiscal 2009 and an income tax expense of $585,000 and $91,000 for fiscal 2008 and 2007, respectively. Joe's effective tax rate was a negative 201 percent for fiscal 2009, 11 percent for fiscal 2008 and four percent for fiscal 2007.

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

        As of November 30, 2009 and 2008, Joe's provided a liability of $89,000 and $0, respectively, for unrecognized tax benefits related to various federal and state income tax matters. These amounts, net

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

of related tax benefits, impact the effective income tax rate if recognized. The following presents a rollforward of its unrecognized tax benefits (in thousands):

Balance at December 1, 2007	$—
Increase in prior year tax positions	—

Balance at November 30, 2008	—
Increase for tax positions taken during the current period	89

Balance at November 30, 2009	$89

        Joe's recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its statements of operations. For fiscal 2009 and 2008, Joe's did not record any significant accrued interest and penalties. Joe's does not expect any unrecognized tax benefit to reverse in fiscal 2010. Joe's files income tax returns in the U.S. under federal jurisdiction and in various states.

8. Stockholders' Equity

Issuances of Common Stock

        In December 2006, Joe's issued 6,834,347 shares of its common stock at a purchase price of $0.53 per share, 2,050,304 warrants to purchase common stock at an exercise price of $0.58 per share and 125,000 warrants to purchase common stock at an exercise price of $0.66 per share in a private placement transaction. In June 2007, Joe's issued 1,600,000 shares of its common stock at a purchase price of $1.25 per share and 480,000 warrants to purchase shares of its common stock at a purchase price of $1.36 per share. See "Note 14—Private Placement Transactions" for a further discussion of this equity financing transaction.

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

Warrants

        Joe's has issued warrants in conjunction with various private placements of its common stock and debt to equity conversions. All warrants are currently exercisable. As of November 30, 2009, outstanding common stock warrants are as follows:

Exercise price	Shares	Issued	Expiration
$0.66	125,000	December 2006	December 2011
1.36	480,000	June 2007	June 2012

	605,000

        During fiscal 2009, 187,500 warrants expired unexercised and during fiscal 2008, 590,833 warrants expired unexercised.

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

        In September 2000, Joe's adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees. After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe's no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan. As of November 30, 2009, options to purchase up to 203,546 shares of common stock remained outstanding under the 2000 Director Plan.

        On June 3, 2004, Joe's adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 12,265,172 shares of common stock as of October 8, 2009. Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000. Exercise price for incentive options may not be less than the fair market value of Joe's common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee. The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, Joe's has issued both restricted common stock and restricted common stock units, or RSUs, to its officers, directors and employees pursuant to the 2004 Stock Incentive Plan. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe's. On the vesting date of the RSUs, Joe's expects to issue the shares of common stock to each participant upon vesting and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations. Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. Joe's requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2009, 1,814,492 shares remained available for issuance under the 2004 Incentive Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, Joe's has elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2008, there was a total of $1,069,000 of stock based compensation expense recognized during fiscal 2009.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2007
Estimated dividend yield	0.00%
Expected stock price volatility	100.40%
Risk-free interest rate	4.20%
Expected life of options-in years	2.79 yrs

        There were no options granted in fiscal 2009 or 2008 that required use of the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the assumptions used in option valuation models are subjective and can materially impact fair value estimates. Therefore, the actual value of stock options may differ materially to values computed under the Black-Scholes model.

        The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through fiscal 2009 (in actual amounts) for service as a member:

	As of November 30, 2009
	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares/RSUs isssued
2007	320,000
2008	473,455
2009	371,436

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Forfeited/expired	(87,100)	1.02	—	—

Outstanding at November 30, 2009	3,226,046	$1.78	4.7	$687,786

Exercisable and vested at November 30, 2009	3,226,046	$1.78	4.7	$687,786

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	(12,900)	1.02
Forfeited/expired	(300,000)	2.26	—	—

Outstanding at November 30, 2008	3,313,146	$1.76	6.6	$—

Exercisable and vested at November 30, 2008	3,313,146	$1.76	6.6	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 25, 2006	4,092,296	$1.68
Granted	100,000	1.92
Exercised	(366,250)	0.92
Forfeited/expired	(200,000)	1.02	—	—

Outstanding at November 30, 2007	3,626,046	$1.80	7.0	$1,047,465

Exercisable and vested at November 30, 2007	3,476,046	$1.82	6.9	$972,419

Weighted average per option fair value of options granted during the year		$1.23

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The total fair value of shares of stock options vested during the fiscal years ended November 30, 2008 and November 30, 2007, was $19,000 and $34,000, respectively. The weighted-average grant-date fair value of options granted during fiscal year 2007 was $1.23. The total intrinsic value of options exercised during the fiscal years ended November 30, 2008 and 2007 was $18,000, and $651,000, respectively.

        Exercise prices for options outstanding and exercisable as of November 30, 2009 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life
$0.39 - $0.41	190,064	3.7
$1.00 - $1.02	1,915,000	4.6
$1.27 - $1.30	60,982	3.2
$1.58 - $1.63	610,000	4.7
$5.91	450,000	5.5

	3,226,046	4.7

        The following table summarizes stock option activity by plan.

	Total Number of Options	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2008	3,313,146	3,109,600	203,546
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	(87,100)	(87,100)	—

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546

Exercisable and vested at November 30, 2009	3,226,046	3,022,500	203,546

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2008, and changes during the year ended November 30, 2009, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	RSUs	Total Shares	Restricted Shares	RSUs
Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	613,286	3,461,547	4,074,833	0.86	0.84
Vested	(78,616)	—	(78,616)	(1.59)	—
Issued	—	(934,887)	(934,887)	—	0.66
Cancelled	—	(236,999)	(236,999)	—	0.68
Forfeited	—	(19,208)	(19,208)	—	0.70

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	2,695,601	2,695,601	—	0.80
Vested	(371,949)	—	(371,949)	(1.59)	—
Issued	—	(71,446)	(71,446)	—	1.46
Cancelled	—	(37,004)	(37,004)	—	1.46
Forfeited	—	(83,625)	(83,625)	—	1.46

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75

Restricted stock at November 25, 2006	—	—	—	—	—
Granted	555,849	—	555,849	$1.59	—
Vested	(26,667)	—	(26,667)	(1.59)	—
Forfeited	—	—	—	—	—

Restricted stock at November 30, 2007	529,182	—	529,182	$1.59	—

        As of November 30, 2009, there was $4,361,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2004 Incentive Plan.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2009	November 30, 2008	November 30, 2007
Basic earnings per share computation:
Numerator:
Net income	$24,520	$4,902	$2,254

Denominator:
Weighted average common shares outstanding	60,053	59,420	43,840
Income per common share—basic	$0.41	$0.08	$0.05

Diluted earnings per share computation:
Numerator:
Net income	$24,520	$4,902	$2,254

Denominator:
Weighted average common shares outstanding	60,053	59,420	43,840
Effect of dilutive securities:
Restricted shares, RSU's, options and warrants	1,068	251	1,160

Dilutive potential common shares	61,121	59,671	45,000

Income per common share—dilutive	$0.40	$0.08	$0.05

        For fiscal 2009, 2008 and 2007, currently exercisable options and warrants in the aggregate of 3,640,982, 1,788,482 and 1,868,301, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

        As of November 30, 2009, shares reserved for future issuance include (i) 3,226,046 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 4,773,979 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 1,814,492 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of November 30, 2009; and (iv) 605,000 shares of common stock issuable upon the exercise of outstanding warrants.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        Joe's leases certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office rental expenses under such leases for the years ended November 30, 2009, November 30, 2008 and November 25, 2007, were approximately $1,408,000, $499,000, and $512,000, respectively.

        In July 2006, Joe's moved its headquarters and principal executive offices to a facility under a verbal month-to-month arrangement with a third party who provides its product fulfillment, warehousing and distribution services. Under this arrangement commencing in December 2007, Joe's paid a monthly fee of approximately $160,000 for allocated expenses associated with its use of office and warehouse space including its product fulfillment, warehousing and distribution services. Expenses under this arrangement were $2,668,000, $2,239,000 and $1,427,000 for fiscal 2009, 2008 and 2007, respectively. Joe's terminated this arrangement and entered into a new arrangement for office space, product fulfillment, warehousing and distribution services. See "Note 15—Subsequent Events" for a further discussion on this arrangement.

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

        As of November 30, 2009, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2010	$1,697
2011	1,828
2012	1,894
2013	1,962
2014	2,032
Thereafter	9,679

$19,092

Advertising Commitments

        During part of fiscal 2007, Joe's had advertising commitments with certain parties for billboard advertisements in Los Angeles, California, and advertising space on the tops of taxi cabs in New York City, New York. In January 2007, all advertising commitments had expired under the terms of the original commitments and were not renewed. In January 2008, Joe's entered into an agreement for short term billboard advertising space in various locations in and around New York and Los Angeles, but does not have any commitment to pay a minimum amount.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Letters of Credit

        Joe's has a contingent liability for $495,000 in open letters of credit as of November 30, 2009.

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

10. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        Joe's has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from license agreements and sales from its retail stores, including its e-commerce store.

Operations by Geographic Areas

        Historically, Joe's presented information about operations in the United States and Asia with intercompany revenues and assets eliminated to arrive at the consolidated amounts. Joe's currently does not have any material reportable operations outside of the United States.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party and Other Transactions

        As of November 30, 2009 and November 30, 2008, Joe's related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows:

	2009	2008
Due from related parties
Kids Jeans, LLC	$210	$—

Total due from related parties	$210	$—

Due to related parties
Joe Dahan	$199	$196
Albert Dahan	46	—
Commerce Investment Group and affliates	9	9

Total due to related parties	$254	$205

Joe Dahan/JD Holdings Inc.

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

        For fiscal 2009, 2008 and 2007, the following table sets forth payments made to Mr. Dahan or his related entities.

	(in thousands)
	2009	2008	2007
Expense (income):
Contigent consideration payments	$1,672	$1,723	$—
Joe's Jeans royalty expense	—	—	1,647
Joes Kids license, royalty income	—	—	(88)

  Victor Dahan

        Victor Dahan, brother of Joe Dahan, is the managing member of Shipson LLC, or Shipson, and Joe's previously outsourced its E-shop on the Joe's Jeans website to his company. Joe's ceased doing business with Shipson in February 2008. As of the termination date of the relationship, Shipson owed Joe's approximately $192,000, for outstanding purchase orders that were fully reserved for in Joe's year

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party and Other Transactions (Continued)

end financial statements for fiscal 2008. During May 2009, Shipson returned $51,000 in goods and agreed to pay $141,000 for the outstanding purchase orders pursuant to a settlement agreement.

  Albert Dahan

        In April 2009, Joe's entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe's where he acts as a sales person for Joe's. The agreement may be terminated at any time for any reason or no reason with or without notice. As of November 30, 2009, payments made to Mr. Albert Dahan under this arrangement totaled $413,000.

        Effective as of June 1, 2009, Joe's entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity. Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC will pay to Joe's a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter. The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal. Kids LLC advanced $1,000,000 as a payment against the first year's guaranteed minimum royalties. This amount has been reflected under the caption of "Deferred Licensing Revenue" on the Condensed Consolidated Balance Sheets. Joe's expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater. Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2009, $450,000 of the advanced payment has been recognized as income.

  FameCast, Inc.

        In the first quarter of fiscal 2009, Joe's entered into an agreement with FameCast, Inc., or FameCast, an entity which Kent Savage, a member of Joe's Board of Directors, serves as CEO and a founder. The agreement with FameCast is for web hosting and management for an integrated contest site within the www.joesjeans.com site. Under the terms of the agreement, the aggregate amount of the transaction with FameCast was $175,000.

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

2007, these entities were no longer considered related parties as they were no longer greater than 10 percent stockholders of Joe's. In fiscal 2008 or 2009, there was no activity related to these former related parties.

        The following table represents charges from the affiliated companies pursuant to Joe's relationship with them, including its discontinued operations, as follows:

(in thousands)
2007
Former related parties
Purchase order arrangements	$10,727

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

Aggregate balances by entities

        As of November 30, 2009 and November 30, 2008, respectively, the balances due (to) or due from these related parties (collectively described as Commerce Investment Group and affiliates above) and certain of their affiliates are as follows (in thousands):

	2009	2008
Sweet Sportswear, LLC	$(4)	$(4)
Cygne Design Inc.	(5)	(5)

	$(9)	$(9)

12. Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2009	2008	2007
Significant non-cash transactions
In fiscal 2007, Joe's Jeans issued 14,000,000 shares in connection with the merger with JD Holdings	$—	$—	$22,921
Additional cash flow information
Cash paid during the year for interest	$430	$648	$830
Cash paid during the year for income taxes	$1,138	$820	$87

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans

        On December 1, 2002, Joe's established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan. All employees who have worked for Joe's for 30 consecutive days may participate in the Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the plan. Joe's contributions may be made on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year Joe's decides to do so. Costs of the Plan charged to operations for administrative fees, in actual numbers, were $6,000, $3,000 and $6,000 for fiscal 2009, 2008 and 2007, respectively. In addition, Joe's matches its employees' contributions under the Plan in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2009, 2008 and 2007, Joe's contributed $59,000, $46,000 and $37,000, respectively, to employees under the match portion of the Plan.

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

15. Subsequent Events

        Joe's has evaluated the period after the balance sheet date up through February 3, 2010, which is the date that the consolidated financial statements were issued. Joe's determined, other than noted below, that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

        On January 8, 2010, Joe's entered into an agreement with Dependable Distributions Centers, or DDC, to provide warehouse storage and fulfillment services and corporate office space to it on a month to month basis. Under the terms of the agreement with DDC, Joe's will pay on a per square foot basis for office and warehouse space along with an hourly billing rate for labor associated with the services provided by DDC. The agreement may be cancelled by either party upon 30 days' written notice or if no storage or other services are performed for a period of 180 days. The agreement contains other customary terms and conditions related to the handling and storage of products, as well as the provision of services under the agreement.

        On January 11, 2010, Joe's entered into a Purchase and Sale Agreement, or the Purchase Agreement, with 405 Mateo Real Estate, LLC, or the Seller. Under the terms of the Purchase Agreement, Joe's will purchase from the Seller a facility consisting of approximately 83,000 square feet located in downtown Los Angeles and all related leases and contracts, or the Property, for a purchase price of $6,750,000, subject to certain pro-rations and adjustments. Joe's intends to use the Property as its new corporate headquarters and distribution center.

        Concurrently with the execution of the Purchase Agreement, Joe's placed a deposit of $500,000, or the Deposit, in an escrow account for a 45-day period, or the Feasibility Period, while it reviews the leases and other written agreements which affect the Property or its operation, environmental reports, title commitment, title survey, tax bills and other due diligence documents relating to the Property and the Seller satisfies various closing conditions specified in the Purchase Agreement. During the Feasibility Period, Joe's may, in its sole discretion, elect by written notice to the Seller to terminate the Purchase Agreement for any reason or no reason. Upon such termination, Joe's will be entitled to a refund of the Deposit, together with any interest thereon, if any. Should Joe's not provide a termination notice during the Feasibility Period, the balance of the purchase price, net of the Deposit, will be payable to the Seller at the closing of the transaction. The expected closing date is on or about March 29, 2010. The closing of the transaction is subject to customary closing conditions and deliveries.

        Joe's terminated both its warehouse storage and fulfillment services agreement, or the Services Agreement, and its verbal lease for office space, or the Lease, with Pixior LLC, or Pixior effective as of

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Subsequent Events (Continued)

January 2010. The Services Agreement provided for warehouse storage and fulfillment services to be provided at a fixed rate per month and the Lease provided for rent to be paid at a fixed rate per month. Pursuant to a settlement agreement entered into among Joe's, Joe Dahan, Marc Crossman, Pixior and Yassine Amallal, the Services Agreement was terminated and the Lease was terminated effective upon completion of the move, the parties released all claims or causes of action that they may have against each other, their employees and officers and Joe's paid to Pixior a payment of $329,000, subject to adjustment after completion of the final inventory report and move.

        In January 2010, Joe's relocated its corporate headquarters to 2340 S. Eastern Avenue, Commerce, California 90040. Joe's temporarily moved its corporate headquarters while it completes the purchase and build out of the new corporate office, warehouse and distribution space.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2009 and November 30, 2008, as restated:

	Quarter ended
	(in thousands, except per share data)
2009	February 29	May 31	August 31	November 30
Net sales	$16,482	$17,179	$21,238	$25,217
Gross profit	8,266	8,683	10,374	12,462
Income before taxes	940	1,551	2,758	2,886
Income tax (benefit) expense(1)	140	226	824	(17,575)

Net income	$800	$1,325	$1,934	$20,461

Net income per share:
Basic
Earnings from continuing operations	$0.01	$0.02	$0.03	$0.34

Diluted
Earnings from continuing operations	$0.01	$0.02	$0.03	$0.33

	Quarter ended
	(in thousands, except per share data)
2008	February 24	May 26	August 25	November 30
Net sales	$15,210	$17,955	$18,248	$17,761
Gross profit	6,788	8,438	8,945	8,460
Income before taxes	383	1,812	2,198	1,094
Income tax (benefit) expense	62	201	368	(46)

Net income	$321	$1,611	$1,830	$1,140

Net income per share:
Basic
Earnings from continuing operations	$0.01	$0.03	$0.03	$0.02

Diluted
Earnings from continuing operations	$0.01	$0.03	$0.03	$0.02

(1)
As discussed in footnote 7, "Income Taxes," Joe's determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 as of November 30, 2008 was released and recorded as a credit to income tax benefit during fiscal 2009.

ITEM 16.2
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2009	$540	277		(316)	$501
Year ended November 30, 2008	$549	148		(157)	$540
Year ended November 30, 2007	$400	576		(427)	$549
Allowance for customer credits:
Year ended November 30, 2009	$2,207	10,142		(9,413)	$2,936
Year ended November 30, 2008	$1,524	9,934		(9,251)	$2,207
Year ended November 30, 2007	$890	847		(213)	$1,524
Allowances for inventories:
Year ended November 30, 2009	$1,044	167		(28)	$1,183
Year ended November 30, 2008	$614	451		(21)	$1,044
Year ended November 30, 2007	$519	316		(221)	$614
Allowance for deferred taxes:
Year ended November 30, 2009	$20,291	—		(20,291)	$—
Year ended November 30, 2008	$21,732	—		(1,441)	$20,291
Year ended November 30, 2007	$23,025	—		(1,293)	$21,732

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

February 3, 2010	JOE'S JEANS INC.
	By:	/s/ MARC B. CROSSMAN Marc B. Crossman Chief Executive Officer (Principal Executive Officer) and President
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Capacity	Date

/s/ MARC B. CROSSMAN Marc B. Crossman	Chief Executive Officer (Principal Executive Officer), President and Director	February 3, 2010
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2010
/s/ SAMUEL J. FURROW Samuel J. Furrow	Chairman of the Board of Directors	February 3, 2010
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	February 3, 2010
/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 3, 2010

Signature	Capacity	Date

/s/ SUHAIL R. RIZVI Suhail R. Rizvi	Director	February 3, 2010
/s/ THOMAS O'RIORDAN Thomas O'Riordan	Director	February 3, 2010
/s/ KENT SAVAGE Kent Savage	Director	February 3, 2010