Form 10-Q
period 2010-02-28
JOE'S JEANS INC.
filed 2010-04-08
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

The number of shares of the registrant’s common stock outstanding as of April 8, 2010 was 62,986,387

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28, 2010	November 30, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,623	$13,195
Accounts receivable, net	2,119	1,731
Inventories, net	27,539	22,887
Due from related parties	210	210
Deferred income taxes, net	4,893	4,893
Prepaid expenses and other current assets	1,020	805
Total current assets	46,404	43,721

Property and equipment, net	3,041	3,162
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,806	4,806
Other assets	98	99

Total assets	$82,185	$79,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,775	$13,590
Due to factor	2,740	3,129
Deferred licensing revenue	339	615
Due to related parties	290	254
Total current liabilities	19,144	17,588

Deferred rent	536	530
Total liabilities	19,680	18,118

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 63,002 shares issued and 62,862 outstanding (2010) and 61,494 shares issued and 61,354 outstanding (2009)	6,303	6,151
Additional paid-in capital	103,758	103,605
Accumulated deficit	(44,756)	(45,450)
Treasury stock, 140 shares	(2,800)	(2,800)
Total stockholders’ equity	62,505	61,506

Total liabilities and stockholders’ equity	$82,185	$79,624

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended
	February 28, 2010	February 28, 2009
	(unaudited)
Net sales	$23,184	$16,482
Cost of goods sold	11,818	8,216
Gross profit	11,366	8,266

Operating expenses
Selling, general and administrative	9,734	7,085
Depreciation and amortization	213	135
	9,947	7,220
Operating income	1,419	1,046
Interest expense	(91)	(106)
Income before provision for taxes	1,328	940
Income taxes	634	140
Net income	$694	$800

Earnings per common share - basic	$0.01	$0.01

Earnings per common share - diluted	$0.01	$0.01

Weighted average shares outstanding
Basic	61,034	59,724
Diluted	63,133	59,724

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Three months ended
	February 28, 2010	February 28, 2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(1,978)	$(1,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(92)	(77)
Net cash used in investing activities	(92)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing, net	(389)	86
Proceeds from exercise of warrants	653	—
Proceeds from exercise of options	10	—
Taxes on net settled options exercised	(653)	—
Payment of taxes on restricted stock units	(123)	(5)
Net cash (used in) provided by financing activities	(502)	81

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,572)	(1,300)

CASH AND CASH EQUIVALENTS, at beginning of period	13,195	3,465

CASH AND CASH EQUIVALENTS, at end of period	$10,623	$2,165

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085
Net income (unaudited)	—	—	—	800	—	800
Stock-based compensation, net of withholding taxes (unaudited)	—	—	229	—	—	229
Issuance of restricted stock (unaudited)	188	19	(19)	—	—	—

Balance, February 28, 2009 (unaudited)	60,134	$6,015	$103,069	$(69,170)	$(2,800)	$37,114

Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506
Net income (unaudited)	—	—	—	694	—	694
Stock-based compensation, net of withholding taxes (unaudited)	—	—	295	—	—	295
Exercise of warrants (unaudited)	480	48	605	—	—	653
Net settled warrants exercised (unaudited)	86	9	(9)	—	—	—
Exercise of stock options (unaudited)	8	1	9	—	—	10
Net settled options exercised (unaudited)	647	65	(65)	—	—	—
Taxes on net settled options exercised (unaudited)	—	—	(653)	—	—	(653)
Issuance of restricted stock (unaudited)	287	29	(29)	—	—	—

Balance, February 28, 2010 (unaudited)	63,002	$6,303	$103,758	$(44,756)	$(2,800)	$62,505

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three months ended February 28, 2010 and 2009 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2009 contained in Joe’s Annual Report on Form 10-K, or the Annual Report.

Joe’s principal business activity involves the design, development and worldwide marketing of apparel products.  Joe’s primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  Currently, Joe’s has only one segment of operations, primarily apparel, which includes an immaterial amount of revenue from sales from its retail operations and license agreements.  Joe’s fiscal year end is November 30.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in Joe’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 28, 2010 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2010.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

In December 2007, the Financial Accounting Standards Board, or FASB, issued a standard on business combinations that significantly changes the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and includes a substantial number of new disclosure requirements.  The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s.  Joe’s does not expect that this standard will have any impact on its financial statements unless it enters into an applicable transaction in the future.

In December 2007, the FASB issued a standard that establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date and includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s.  Joe’s does not expect that it will have any impact on its financial statements unless it enters into an applicable transaction in the future.

In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, which is the year beginning December 1, 2009 for Joe’s, and interim periods within that fiscal year.  The adoption of this standard did not have a material impact on its financial position or results from operations.

In May 2008, the FASB issued a standard that identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Joe’s does not expect the adoption to impact our results of operations, financial position or cash flows.

In April 2009, the FASB issued changes regarding interim disclosures about fair value of financial instruments.  The changes enhance consistency in financial reporting by increasing the frequency of fair value disclosures from annually to quarterly.  The changes require disclosures on a quarterly basis of qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement became effective beginning with its first interim reporting period ending after June 15, 2009. The adoption of this change did not have a material impact on Joe’s results of operations or financial condition.

In May 2009, the FASB issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB issued an update to the standard related to subsequent events effective for all financial statements of SEC filers issued after February 24, 2010, which removed the requirement to disclose the date through which subsequent events were evaluated.  The adoption of this update to the standard did not have a material impact on its financial position or results from operations.

In June 2009, the FASB issued a standard related to the FASB accounting standards codification and the hierarchy of generally accepted accounting principles.  The standard will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on Joe’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued an amendment to a standard related to the accounting for transfer of financial assets.  The amendment consists of the removal of the concept of a special-purpose entity, the elimination of the exception of qualifying special-purpose entities from the consolidation guidance and clarifies the unit of account eligible for sale accounting.  The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which is the year beginning December 1, 2009 for Joe’s, and interim periods within that fiscal year.  The adoption of this standard did not have a material impact on its financial position or results from operations.

In December 2009, Joe’s adopted an update to a standard related to determining whether instruments granted in share-based payment transactions are participating securities. This update defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share, or EPS, using the two-class method. Certain of the Joe’s non-vested restricted stock awards previously granted qualify as participating securities. As required, all current and prior period EPS were evaluated. The adoption did not have a material impact on the Joe’s EPS.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	February 28, 2010	November 30, 2009
Non-recourse receivables assigned to factor	$13,796	$14,139
Client recourse receivables	135	263
Total receivables assigned to factor	13,931	14,402

Allowance for customer credits	(2,396)	(2,606)
Net loan balance from factored accounts receivable	(9,275)	(10,345)
Net loan balance from inventory advances	(5,000)	(4,580)
Due to factor	$(2,740)	$(3,129)

Non-factored accounts receivable	$2,991	$2,562
Allowance for customer credits	(358)	$(330)
Allowance for doubtful accounts	(514)	(501)
Accounts receivable, net of allowance	$2,119	$1,731

Of the total amount of receivables sold as of February 28, 2010 and November 30, 2009, Joe’s bears the risk of payment of $135,000 and $263,000, respectively, in the event of non-payment by its customers.

CIT Commercial Services

The Joe’s Jeans Subsidiary is a party to an accounts receivable factoring agreement and an inventory security agreement with CIT.  The accounts receivable agreement gives Joe’s the ability to obtain cash by selling to CIT certain of its accounts receivable and the inventory security agreement gives Joe’s the ability to obtain advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT currently permits Joe’s to sell its accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to Joe’s pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among Joe’s and all of its parent and subsidiaries to guarantee each entity’s obligations.

As of February 28, 2010, Joe’s cash availability with CIT was approximately $87,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with both of the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, the Joe’s trademarks are not encumbered.

The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by Joe’s upon 60 days’ written notice prior to June 30, 2010, or earlier provided that the minimum factoring fees have been paid for the respective period.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

The factoring rate that Joe’s pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bears the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 28, 2010, the Chase prime rate was 3.25 percent.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At February 28, 2010, Joe’s had two letters of credit outstanding in the aggregate amount of $815,000.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 28, 2010	November 30, 2009

Finished goods	$15,913	$13,093
Finished goods consigned to others	169	139
Work in progress	2,789	3,092
Raw materials	9,919	7,746
	28,790	24,070
Less allowance for obsolescence and slow moving items	(1,251)	(1,183)
	$27,539	$22,887

Joe’s did not record any charges to its inventory reserve allowance for the three months ended February 28, 2010 or for the three months ended February 28, 2009.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of February 28, 2010 and November 30, 2009, Joe’s related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows:

	February 28, 2010	November 30, 2009

Due from related parties
Kids Jeans LLC	$210	$210
Total due from related parties	$210	$210

Due to related parties
Joe Dahan	$264	$199
Albert Dahan	26	46
Commerce Investment Group and affliates	—	9
Total due to related parties	$290	$254

Joe Dahan

Joe Dahan, an officer, director and greater than 10 percent stockholder of Joe’s, is entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017 as a result of the merger. See “Note 9- Commitments and Contingencies” for a further discussion of the merger consideration.

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

Albert Dahan

In April 2009, Joe’s entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe’s where he acts as a sales person for Joe’s.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the first quarter of fiscal 2010, Mr. Albert Dahan earned $122,000 under this arrangement.

Effective as of June 1, 2009, Joe’s entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity.  Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC will pay to Joe’s a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter.  The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal.  Kids LLC advanced $1,000,000 as a payment against the first year’s guaranteed minimum royalties.  This amount has been reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets.  Joe’s expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater.  Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of February 28, 2010, $675,000 of the advanced payment has been recognized as income.

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

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 28, 2010	February 28, 2009
Basic earnings per share computation:
Numerator:
Net income	$694	$800
Denominator:
Weighted average common shares outstanding	61,034	59,724
Income per common share - basic
Net income	$0.01	$0.01

Diluted earnings per share computation:
Numerator:
Net income	$694	$800
Denominator:
Weighted average common shares outstanding	61,034	59,724
Effect of dilutive securities:
Restricted shares, RSU’s, options and warrants	2,099	—
Dilutive potential common shares	63,133	59,724

Income per common share - dilutive
Net income	$0.01	$0.01

For the three months ended February 28, 2010 and 2009, currently exercisable options and warrants in the aggregate of 900,000 and 4,018,546, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

As of February 28, 2010, shares reserved for future issuance include (i) 1,385,854 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 4,344,244 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,141,004 shares of common stock available for future issuance under the 2004 Stock Incentive Plan.

NOTE 7 —INCOME TAXES

Joe’s utilizes the liability method of accounting for income taxes in accordance with FASB ASC 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

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

Joe’s and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  Joe’s is not currently under an Internal Revenue Service tax examination or an examination by any other state, local or foreign jurisdictions for any tax year except for New York.  Joe’s is currently under examination by the State of New York tax authorities for the tax years 2005 through 2007.  Joe’s does not expect this examination to have a material effect on its financial statements or results of operations upon conclusion of the examination.  Joe’s has identified its federal tax return and its state tax return in California as major tax jurisdictions. The only periods subject to examination for Joe’s federal tax returns are years 2006 through 2008. The periods subject to examination for Joe’s state tax returns in California are years 2005 through 2008.

Joe’s had a net operating loss carryforward of $42,538,000 at the end of fiscal 2009 for federal tax purposes that expire through 2026. Joe’s also has $25,553,000 of net operating loss carryforwards available for California which begin to expire in 2014.  Joe’s recorded an income tax benefit of $16,385,000, for fiscal 2009 and an income tax expense of $585,000 and $91,000 for fiscal 2008 and 2007, respectively.  Joe’s effective tax rate was a negative 201 percent for fiscal 2009, 11 percent for fiscal 2008 and four percent for fiscal 2007.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Warrants

Joe’s has historically issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  As of February 28, 2010, all outstanding common stock warrants have been exercised.

Stock Incentive Plans

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of February 28, 2010, options to purchase up to 195,854 shares of common stock remained outstanding under the 2000 Director Plan.

On June 3, 2004, Joe’s adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and has subsequently amended it to increase the number of shares authorized for issuance to 12,265,172 shares of common stock.  Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  Exercise price for incentive options may not be less than the fair market value of Joe’s common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or its Compensation and Stock Option Committee, or Compensation Committee.  The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, Joe’s has issued both restricted common stock and restricted common stock units, or RSUs, to its officers, directors and employees pursuant to the 2004 Stock Incentive Plan.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by Joe’s.   On the vesting date of the RSUs, Joe’s expects to issue the shares of common stock to each participant upon vesting and expects to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 28, 2010, 3,141,004 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2009, there was a total of $418,000 of stock based compensation expense recognized during the three months ended February 28, 2010.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2010 (in actual amounts) for service as a member:

	February 28, 2010
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	—

Stock activity in aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(1,840,192)	1.01
Expired	—	—
Forfeited	—	—	—	—
Outstanding at February 28, 2010	1,385,854	$2.82	4.5	$788,773

Exercisable and vested at February 28, 2010	1,385,854	$2.82	4.5	$788,773

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(87,100)	1.02	—	—
Outstanding at February 28, 2009	3,226,046	$1.78	6.3	$—

Exercisable and vested at February 28, 2009	3,226,046	$1.78	6.3	$—

Weighted average per option fair value of options granted during the year		N/A

As of February 28, 2010, there was $3,909,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

Exercise prices for options outstanding as of February 28, 2010 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	102,564	0.8
$1.00 - $1.02	215,000	5.4
$1.27 - $1.30	53,290	2.9
$1.58 - $1.63	565,000	4.5
$5.91	450,000	5.3

	1,385,854	4.5

The following table summarizes the stock option activity by plan:

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(1,840,192)	(1,832,500)	(7,692)
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at February 28, 2010	1,385,854	1,190,000	195,854

A summary of the status of restricted common stock and RSUs as of November 30, 2009, and changes during the three months ended February 28, 2010, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Issued	—	(286,549)	(286,549)	—	0.71
Cancelled	—	(112,088)	(112,088)	—	0.71
Forfeited	—	(31,118)	(31,118)	—	1.10
Outstanding at February 28, 2010	691,903	4,344,224	5,036,127	$0.94	$0.85

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	—	1,197,856	1,197,856	—	0.41
Vested	—	—	—	—	—
Issued	—	(188,032)	(188,032)	—	0.88
Cancelled	—	(13,064)	(13,064)	—	1.33
Forfeited	—	—	—	—	—
Outstanding at February 28, 2009	157,233	3,500,286	3,657,519	$1.59	$0.63

In the three months ended February 28, 2010, there were no options or RSUs granted.  In the three months ended February 28, 2010, Joe’s issued 286,549 shares of its common stock to holders of RSUs and withheld or cancelled 112,008 RSUs.  In addition, 1,840,192 options to purchase shares of its common stock were exercised and Joe’s withheld the value of 1,184,506 shares not yet issued for payment of the exercise price or tax withholding obligations.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

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

As part of the consideration paid in connection with the 2007 merger and without regard to continued employment, Mr. Dahan is entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017.  Mr. Dahan is entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000.  The payments may be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments are likely to be paid.  At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made.  No payments are made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold.

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

As of February 28, 2010, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2010 Remainder of the year	$1,836
2011	3,168
2012	3,261
2013	3,371
2014	3,485
Thereafter	19,057
$34,178

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

NOTE 12— SUBSEQUENT EVENTS

As of April 8, 2010, the date of issuance of this Form 10-Q for the quarter ended February 28, 2010, there were no items deemed to be reportable as a subsequent event.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2009.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake and specifically decline any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three month period ended February 28, 2010 and 2009.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this quarterly report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of our Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand has been recognized in the premium denim industry, an industry term for denim jeans with price points of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products.  We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores and distributors around the world.

The focus of our operations has been on our Joe’s® brand.  Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash to Joe Dahan, the sole stockholder of JD Holdings.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Mr. Dahan to be one of our executive officers.  Mr. Dahan is our largest stockholder.  As of April 8, 2010, he owned approximately 21 percent of our total shares outstanding and is a member of our Board of Directors.

During fiscal 2009, we recognized growth for our Joe’s® brand through increases in our international and retail sales, our men’s and women’s domestic sales and by diversifying our product offering to include products such as The Shirt by Joe’s ™ and leggings.   In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called “The Shirt” and branded it with the Joe’s logo.  At the end of fiscal 2009, we launched a line of denim leggings for women and started selling woven knits tops and pants in other fabrications for men and women branded under “The T” and “The Pant” by Joe’s in the first quarter of 2010 to further grow the Joe’s® brand.

We believe our growth drivers for 2010 include the performance of our retail stores, continued improvement in our international and men’s sales, performance of our licensee’s under their respective agreements for bags, belts, children’s products, shoes and enhancement of the products available to our customer’s branded with our Joe’s name and logos, including woven shirts, leggings, tees and pants.  Currently, we operate two full price stores and five outlet stores and have plans to open eight additional outlet stores in 2010.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell our overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

Our business is seasonal.  The majority of the marketing and sales orders take place from late fall to early spring.  The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.

Comparison of Three Months Ended February 28, 2010 to Three Months Ended February 28, 2009

	Three months ended (dollar values in thousands)
	February 28, 2010	February 28, 2009	$ Change	% Change

Net sales	$23,184	$16,482	$6,702	41%
Cost of goods sold	11,818	8,216	3,602	44%
Gross profit	11,366	8,266	3,100	38%
Gross margin	49%	50%

Selling, general & administrative	9,734	7,085	2,649	37%
Depreciation & amortization	213	135	78	58%
Operating income	1,419	1,046	373	36%

Interest expense	(91)	(106)	15	(14)%
Income before provision for taxes	1,328	940	388	41%

Income taxes	634	140	494	353%

Net income	$694	$800	$(106)	(13)%

Three Months Ended February 28, 2010 Overview

For the three months ended February 28, 2010, or the first quarter of fiscal 2010, our net sales increased to $23,184,000 from $16,482,000 for the three months ended February 28, 2009, or the first quarter fiscal 2009, a 41 percent increase.  We generated net income in the amount of $694,000 for the first quarter of fiscal 2010 compared to $800,000 for the first quarter of fiscal 2009.

Net Sales

Our net sales increased to $23,184,000 for the first quarter of fiscal 2010 from $16,482,000 for the first quarter of fiscal 2009, a 41 percent increase.  This increase can be attributed to the addition of new product lines such as the Shirt, the T’s, the Pants and leggings and growth in sales from our retail stores.

Gross Profit

Our gross profit increased to $11,366,000 for the first quarter of fiscal 2010 from $8,266,000 for the first quarter of fiscal 2009, a 38 percent increase.  Our overall gross margin decreased by one percentage point to 49 percent for the first quarter of fiscal 2010 from 50 percent for the first quarter of fiscal 2009.

The increase in our gross profit was primarily due to our increase of $6,702,000 in net sales.  Our gross margin was impacted by the addition of lower margin new product lines.  We continue to evaluate our sourcing options for the production of these new products.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $9,734,000 for the first quarter of fiscal 2010 from $7,085,000 for the first quarter of fiscal 2009, a 37 percent increase.

The SG&A increase in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is largely a result of the increases related to higher headcount in the first quarter of fiscal 2010 compared to fiscal 2009 to support our growth and retail strategy, facilities, fulfillment and distribution and retail operating expenses in connection with our growth and relocation of our corporate headquarters and distribution center and advertising and tradeshow expenses as we launched new advertising initiatives to support our expansion into product lines.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses increased to $213,000 for the first quarter of fiscal 2010 from $135,000 for the first quarter of fiscal 2009, a 58 percent increase.  The increase was attributable to additional depreciation for our retail stores’ leasehold improvements due to the addition of two retail stores in fiscal 2009 and accelerated depreciation of leasehold improvements abandoned as a result of the relocation of our corporate headquarters and distribution center.

Interest Expense

Our combined interest expense decreased to $91,000 for the first quarter of fiscal 2010 from $106,000 for the first quarter of fiscal 2009, a 14 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring and inventory lines of credit and letters of credit from CIT used to help support our working capital needs.  The decrease in interest expense is mostly due to a lower average interest rate on our factoring and inventory lines of credit as compared to the prior year period as a result of interest rate cuts by the Federal Reserve that was offset by additional interest income from higher cash balances.

Income Tax

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). The effective tax rate was 48 percent for the first quarter of 2010 compared to 15 percent in the first quarter of 2009.  In 2009, our valuation allowance that was recorded against deferred tax assets was fully released, resulting in a net tax benefit of $20,291,000.  For fiscal 2010, no valuation allowance is necessary as we believe our deferred tax assets will be fully realized.  Further, the effective tax rate differs from the statutory corporate tax rate in part due to permanent book/tax differences related to the costs of acquiring a trademark and due to state taxes for various jurisdictions where we are subject to taxation.  These factors were the primary drivers resulting in a higher effective tax rate for the first quarter of fiscal 2010.

Net Income

We generated net income of $694,000 in the first quarter of fiscal 2010 compared to $800,000 for the first quarter of fiscal 2009.  Our income before taxes increased by $388,000 or 41 percent.   This increase in income before taxes was offset by additional income taxes of $494,000.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the three months ended February 28, 2010, we used $1,978,000 of cash flow in operations and used $92,000 in investing activities for purchases of property and equipment mostly in connection with the operation of our retail stores.  We received $663,000 in proceeds from warrant and stock option exercises.  We paid taxes on net settled options and restricted stock units of $776,000 and repaid $389,000 in factored borrowings.  Our cash balance decreased by $2,572,000 to $10,623,000 as of February 28, 2010.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of February 28, 2010, our cash availability with CIT was approximately $87,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

The accounts receivable agreement may be terminated by CIT upon 60 days prior written notice or immediately upon the occurrence of an event of default, as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days advanced written notice prior to June 30, 2010 or earlier provided that the minimum factoring fees have been paid for the respective period.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

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

As of February 28, 2010, we had a net loan balance of $9,275,000 with CIT for factored receivables, a loan balance of $5,000,000 for inventory advances and two letters of credit outstanding in the aggregate amount of $815,000.

For the remainder of fiscal 2010, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures to support additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under both of our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2010. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2009 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of February 28, 2010, we have received total advanced payments of $1,150,000 of the advanced payments under our licensing agreements and have recognized $811,000 as income.

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

The balance in the allowance for customer credits and doubtful accounts as of February 28, 2010 and November 30, 2009 was $872,000 and $831,000 for non-factored accounts receivables.

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

In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe’s®, Joe’s Jeans™ and JD® logo and marks. For fiscal 2009, we did not recognize any impairment related to the goodwill or intangible assets of our Joe’s® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

Under the Financial Accounting Standards Board, or FASB, standards, we are required to evaluate goodwill and other indefinite lived intangible assets at least annually using a two-step process.  The first step is to determine the fair value of each reporting unit and compare this value to its carrying value.  If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized.  The second step is performed if the carrying value exceeds the fair value of the assets.  The implied fair value of the reporting unit’s goodwill or indefinite lived intangible assets must be determined and compared to the carrying value of the goodwill or indefinite lived intangible assets.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding federal and state issues that are currently unresolved. We routinely monitor the potential impact of these situations.  Based on management’s assessment of these items during fiscal 2009, we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 as of November 30, 2008 was released and recorded as a credit to income tax benefit during fiscal 2009.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Consolidated Financial Statements — Note 8 — Stockholders’ Equity — Stock Incentive Plans” for additional discussion.

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

In December 2007, the FASB issued a standard that establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date and includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us.  We do not expect that it will have any impact on our financial statements unless we enter into an applicable transaction in the future.

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

In May 2008, the FASB issued a standard that identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption to impact our results of operations, financial position or cash flows.

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

In May 2009, the FASB issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB issued an update to the standard related to subsequent events effective for all financial statements of SEC filers issued after February 24, 2010, which removed the requirement to disclose the date through which subsequent events were evaluated.  The adoption of this update to the standard did not have a material impact on its financial position or results from operations.

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

In June 2009, the FASB issued an amendment to a standard related to the accounting for transfer of financial assets.  The amendment consists of the removal of the concept of a special-purpose entity, the elimination of the exception of qualifying special-purpose entities from the consolidation guidance and clarifies the unit of account eligible for sale accounting.  The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which is the year beginning December 1, 2009 for us, and interim periods within that fiscal year.  The adoption of this standard did not have a material impact on our financial position or results from operations.

In December 2009, we adopted an update to a standard related to determining whether instruments granted in share-based payment transactions are participating securities. This update defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. Certain of our non-vested restricted stock awards previously granted qualify as participating securities. As required, all current and prior period EPS were evaluated. The adoption did not have a material impact on our EPS.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.

Not applicable as a Smaller Reporting Company.

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the first quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                                  Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Item 6.         Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Form of Stock Option Agreement	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

April 8, 2010	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

April 8, 2010	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Form of Stock Option Agreement	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith