Form 10-Q
period 2010-05-31
JOE'S JEANS INC.
filed 2010-07-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of July 15, 2010 was 63,624,134.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2010	November 30, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,556	$13,195
Accounts receivable, net	2,405	1,731
Inventories, net	31,369	22,887
Due from related parties	261	210
Deferred income taxes, net	4,893	4,893
Prepaid expenses and other current assets	806	805
Total current assets	48,290	43,721

Property and equipment, net	4,342	3,162
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,806	4,806
Other assets	123	99

Total assets	$85,397	$79,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,048	$13,590
Due to factor	3,901	3,129
Deferred licensing revenue	100	615
Due to related parties	214	254
Total current liabilities	21,263	17,588

Deferred rent	665	530
Total liabilities	21,928	18,118

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 63,331 shares issued and 63,191 outstanding (2010) and 61,494 shares issued and 61,354 outstanding (2009)	6,335	6,151
Additional paid-in capital	104,158	103,605
Accumulated deficit	(44,224)	(45,450)
Treasury stock, 140 shares	(2,800)	(2,800)
Total stockholders’ equity	63,469	61,506

Total liabilities and stockholders’ equity	$85,397	$79,624

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
	(unaudited)		(unaudited)
Net sales	$25,893	$17,179	$49,077	$33,661
Cost of goods sold	14,392	8,496	26,210	16,712
Gross profit	11,501	8,683	22,867	16,949

Operating expenses
Selling, general and administrative	10,182	6,904	19,916	13,989
Depreciation and amortization	168	134	381	269
	10,350	7,038	20,297	14,258
Operating income	1,151	1,645	2,570	2,691
Interest expense	125	94	216	200
Income before provision for taxes	1,026	1,551	2,354	2,491
Income taxes	494	226	1,128	366
Net income	$532	$1,325	$1,226	$2,125

Earnings per common share - basic	$0.01	$0.02	$0.02	$0.04

Earnings per common share - diluted	$0.01	$0.02	$0.02	$0.04

Weighted average shares outstanding
Basic	62,385	59,887	61,717	59,806
Diluted	64,543	60,275	64,131	59,965

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2010	May 31, 2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(3,757)	$1,761

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,561)	(198)
Net cash used in investing activities	(1,561)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from factor borrowing, net	772	1,745
Proceeds from exercise of warrants	653	—
Proceeds from exercise of options	30	—
Taxes on net settled options exercised	(653)	—
Payment of taxes on restricted stock units	(123)	(13)
Net cash provided by financing activities	679	1,732

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,639)	3,295

CASH AND CASH EQUIVALENTS, at beginning of period	13,195	3,465

CASH AND CASH EQUIVALENTS, at end of period	$8,556	$6,760

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085
Net income (unaudited)	—	—	—	2,125	—	2,125
Stock-based compensation, net of withholding taxes (unaudited)	—	—	460	—	—	460
Issuance of restricted stock (unaudited)	333	33	(33)	—	—	—

Balance, May 31, 2009 (unaudited)	60,279	$6,029	$103,286	$(67,845)	$(2,800)	$38,670

Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506
Net income (unaudited)	—	—	—	1,226	—	1,226
Stock-based compensation, net of withholding taxes (unaudited)	—	—	707	—	—	707
Exercise of warrants (unaudited)	480	48	605	—	—	653
Net settled warrants exercised (unaudited)	86	9	(9)	—	—	—
Exercise of stock options (unaudited)	60	6	24	—	—	30
Net settled options exercised (unaudited)	832	83	(83)	—	—	—
Taxes on net settled options exercised (unaudited)	—	—	(653)	—	—	(653)
Issuance of restricted stock (unaudited)	379	38	(38)	—	—	—

Balance, May 31, 2010 (unaudited)	63,331	$6,335	$104,158	$(44,224)	$(2,800)	$63,469

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended May 31, 2010 and 2009 and the related footnote information have been prepared on a basis consistent with Joe’s audited consolidated financial statements as of November 30, 2009 contained in its Annual Report on Form 10-K, or the Annual Report. Joe’s fiscal year end is November 30.

Joe’s principal business activity involves the design, development and worldwide marketing of apparel products.  Joe’s primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  Joe’s operates in two primary business segments:  Wholesale and Retail.  Joe’s Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Joe’s Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  Joe’s Corporate and other is comprised of corporate operations, which include the executive, finance, legal, and human resources departments, design and production.  Prior to the filing of this Quarterly Report on Form 10-Q for the period ended May 31, 2010, Joe’s operated in one business segment with an immaterial amount of sales from its retail operations and license agreements.  The previous periods reported have been revised to reflect this change in Joe’s reportable segments.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in its Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly Joe’s financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2010 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2010.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, Joe’s will no longer disclose the date through which we evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for Joe’s with respect to processes around issuing financial statements and Securities and Exchange Commission or SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, Joe’s will not have to disclose the date that financial statements were reissued unless the financial statements are revised - for either an error correction or other retrospective application of GAAP. Joe’s will evaluate subsequent events through the date that the financial statements are issued. Joe’s adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on its financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Joe’s primary method to obtain the cash necessary for operating needs was through the sale of accounts receivable pursuant to factoring agreements and obtaining advances under inventory security agreements with its factor, CIT Commercial Services, Inc., a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	May 31, 2010	November 30, 2009
Non-recourse receivables assigned to factor	$13,190	$14,139
Client recourse receivables	164	263
Total receivables assigned to factor	13,354	14,402

Allowance for customer credits	(2,881)	(2,606)
Net loan balance from factored accounts receivable	(9,374)	(10,345)
Net loan balance from inventory advances	(5,000)	(4,580)
Due to factor	$(3,901)	$(3,129)

Non-factored accounts receivable	$3,186	$2,562
Allowance for customer credits	(330)	$(330)
Allowance for doubtful accounts	(451)	(501)
Accounts receivable, net of allowance	$2,405	$1,731

Of the total amount of receivables sold as of May 31, 2010 and November 30, 2009, Joe’s bears the risk of payment of $164,000 and $263,000, respectively, in the event of non-payment by its customers.

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

As of May 31, 2010, Joe’s cash availability with CIT was approximately $760,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with both of the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, the Joe’s trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by Joe’s upon 60 days’ written notice prior to June 30, 2011, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund Joe’s for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

The factoring rate that Joe’s pays to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bears the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2010, the Chase prime rate was 3.25 percent.  Beginning July 1, 2010, the factoring rate has been amended to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which Joe’s bears the credit risk.

In addition, in the event Joe’s needs additional funds, Joe’s has also established a letter of credit facility with CIT to allow it to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At May 31, 2010, Joe’s had five letters of credit outstanding in the aggregate amount of $769,000.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2010	November 30, 2009

Finished goods	$19,796	$13,093
Finished goods consigned to others	260	139
Work in progress	2,996	3,092
Raw materials	9,492	7,746
	32,544	24,070
Less allowance for obsolescence and slow moving items	(1,175)	(1,183)
	$31,369	$22,887

Joe’s did not record any charges to its inventory reserve allowance for the three or six months ended May 31, 2010 and 2009.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of May 31, 2010 and November 30, 2009, Joe’s related party balance consisted of amounts due to and due from certain related parties, as follows (in thousands):

	May 31, 2010	November 30, 2009

Due from related parties
Kids Jeans LLC	$261	$210
Total due from related parties	$261	$210

Due to related parties
Joe Dahan	$175	$199
Albert Dahan	39	46
Commerce Investment Group and affliates	—	9
Total due to related parties	$214	$254

Joe Dahan

Joe Dahan, an officer, director and greater than 10 percent stockholder of Joe’s, is entitled to a certain percentage of the gross profit earned by Joe’s in any applicable fiscal year until October 2017 as a result of the merger. See “Note 9- Commitments and Contingencies” for a further discussion of the merger consideration.

Albert Dahan

In April 2009, Joe’s entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe’s where he acts as a sales person for Joe’s.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the second quarter of fiscal 2010, Mr. Albert Dahan earned $271,000 under this arrangement.

Effective as of June 1, 2009, Joe’s entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity.  Under the terms of the  license, Kids LLC has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC will pay to Joe’s a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter.  The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal.  Kids LLC advanced $1,000,000 as a payment against the first year’s guaranteed minimum royalties.  This amount has been reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets.  Joe’s expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater.  Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of May 31, 2010, $900,000 of the advanced payment has been recognized as income.

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Basic earnings per share computation:
Numerator:
Net income	$532	$1,325	$1,226	$2,125
Denominator:
Weighted average common shares outstanding	62,385	59,887	61,717	59,806
Income per common share - basic
Net income	$0.01	$0.02	$0.02	$0.04

Diluted earnings per share computation:
Numerator:
Net income	$532	$1,325	$1,226	$2,125
Denominator:
Weighted average common shares outstanding	62,385	59,887	61,717	59,806
Effect of dilutive securities:
Restricted shares, RSU’s, options and warrants	2,158	388	2,414	159
Dilutive potential common shares	64,543	60,275	64,131	59,965

Income per common share - dilutive
Net income	$0.01	$0.02	$0.02	$0.04

For the three months ended May 31, 2010 and 2009, currently exercisable options and warrants in the aggregate of 450,000 and 4,443,665, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options, warrants and unvested restricted shares and RSUs were out-of-the-money.  For the six months ended May 31, 2010 and 2009, currently exercisable options and warrants in the aggregate of 450,000 and 6,244,436, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options, warrant and unvested restricted shares and RSUs were out-of-the-money.

Shares Reserved for Future Issuance

As of May 31, 2010, shares reserved for future issuance include (i) 919,572 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 4,209,367 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,414,801 shares of common stock available for future issuance under the 2004 Stock Incentive Plan.

NOTE 7 —INCOME TAXES

Joe’s utilizes the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification, or ASC, 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Warrants

Joe’s has historically issued warrants in conjunction with various private placements of its common stock, and debt to equity conversions.  As of May 31, 2010, all outstanding common stock warrants have been exercised or have expired.

Stock Incentive Plans

In September 2000, Joe’s adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of the Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, Joe’s no longer granted options pursuant to the 2000 Director Plan; however, it remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of May 31, 2010, options to purchase up to 144,572 shares of common stock remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  Joe’s requires that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2010, 3,414,801 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, Joe’s has elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2009, there was a total of $413,000 and $830,000 of stock based compensation expense recognized during the three and six months ended May 31, 2010, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2010 (in actual amounts) for service as a member:

	May 31, 2010
As of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted
shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	—

Exercise prices for options outstanding as of May 31, 2010 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$0.39 - $0.41	51,282	0.5
$1.00 - $1.02	140,000	4.7
$1.27 - $1.30	53,290	2.7
$1.58 - $1.63	225,000	4.2
$5.91	450,000	5.0

	919,572	4.4

The following table summarizes the stock option activity by plan:

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(2,306,474)	(2,247,500)	(58,974)
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at May 31, 2010	919,572	775,000	144,572

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(2,306,474)	1.08
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2010	919,572	$3.54	4.4	$460,706

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(87,100)	1.02	—	—
Outstanding and exercisable at May 31, 2009	3,226,046	$1.78	6.1	$38,165

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2010, there was $3,462,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2009, and changes during the three and six months ended May 31, 2010, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Issued	—	(379,408)	(379,408)	—	0.71
Cancelled	—	(112,088)	(112,088)	—	0.71
Forfeited	—	(73,216)	(73,216)	—	0.96
Outstanding at May 31, 2010	691,903	4,209,267	4,901,170	$0.94	$0.85

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	—	1,197,856	1,197,856	—	0.41
Vested	—	—	—	—	—
Issued	—	(333,153)	(333,153)	—	0.75
Cancelled	—	(33,000)	(33,000)	—	1.00
Forfeited	—	—	—	—	—
Outstanding at May 31, 2009	157,233	3,335,229	3,492,462	$1.59	$0.63

In the three and six months ended May 31, 2010, there were no options or RSUs granted.  In the three and six months ended May 31, 2010, Joe’s issued 92,859 and 379,408 shares of its common stock to holders of RSUs, respectively, and withheld or cancelled no RSUs and 112,008 RSUs, respectively.  In addition, 2,306,474 options to purchase shares of its common stock were exercised and Joe’s withheld the value of 1,415,005 shares not yet issued for payment of the exercise price or tax withholding obligations.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

Joe’s, Joe’s Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement.  JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD brand and marks, or the Joe’s Brand.  JD Holdings was the successor to JD Design, the entity from whom Joe’s licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.  Joe’s acquired JD Holdings in order to acquire the Joe’s Brand.  This acquisition allowed it to expand its product offerings and the brand in the marketplace, including the opening of company owned retail stores and licensing additional product categories.  Joe’s believed that the combined company created synergies to allow it to generate additional revenue from the brand recognition established by the denim business and increased market opportunity.  Joe’s also believed that the combined company and complete ownership of the Joe’s Brand enhanced the value of Joe’s from a stockholder and market participant point of view.  Joe’s believes that these factors support the amount of goodwill recorded.

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

Retail Leases

Joe’s leases retail store locations under operating lease agreements expiring on various dates through 2020 or 10 years from the rent commencement date. Joe’s currently has 16 executed leases. Some of these leases require Joe’s to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of May 31, 2010, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2010 Remainder of the year	$1,374
2011	3,168
2012	3,250
2013	3,359
2014	3,471
Thereafter	18,958
$33,580

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

Due to the seasonality of its business, as well as the evolution and changes in its business and product mix, Joe’s quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Furthermore, because of the limited number of stores open last year, Joe’s is unable to assess the seasonality of its business on its retail segment.

NOTE 12 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	(dollar values in thousands)
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009

Net sales:
Wholesale	$22,920	$16,116	$44,306	$31,673
Retail	2,973	1,063	4,771	1,988
	$25,893	$17,179	$49,077	$33,661

Gross Profit:
Wholesale	$9,599	$7,986	$19,787	$15,663
Retail	1,902	697	3,080	1,286
	$11,501	$8,683	$22,867	$16,949

Operating income (loss):
Wholesale	$5,783	$5,581	$11,997	$10,542
Retail	125	(175)	113	(516)
Corporate and other	(4,757)	(3,761)	(9,540)	(7,335)
	$1,151	$1,645	$2,570	$2,691

	Six months ended
	May 31, 2010	May 31, 2009
Capital expenditures:
Wholesale	$—	$—
Retail	1,491	193
Corporate and other	70	5
	$1,561	$198

	May 31, 2010	November 30, 2009
Total assets:
Wholesale	$50,676	$47,607
Retail	6,501	3,732
Corporate and other	28,220	28,285
	$85,397	$79,624

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month period ended May 31, 2010 and 2009.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of our Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand has been recognized in the premium denim industry, an industry term for denim jeans with price points of approximately $100 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products.  We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores and distributors around the world.

The focus of our operations has been on our Joe’s® brand.  Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash to Joe Dahan, the sole stockholder of JD Holdings.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Mr. Dahan to be one of our executive officers.  Mr. Dahan is our largest stockholder.  As of July 15, 2010, he owned approximately 19 percent of our total shares outstanding and is a member of our Board of Directors.

During fiscal 2009, we recognized growth for our Joe’s® brand through increases in our international and retail sales, our men’s and women’s domestic sales and by diversifying our product offering to include products such as The Shirt by Joe’s ™ and leggings.   In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called “The Shirt” and branded it with the Joe’s logo.  At the end of fiscal 2009, we launched a line of denim leggings for women and started selling woven knits tops and pants in other fabrications for men and women branded under “The T” and “The Pant” by Joe’s in the first quarter of 2010 to further grow the Joe’s® brand.  In the first half of fiscal 2010, we opened seven branded retail outlet stores as part of our expansion of our retail store portfolio and have plans to open additional branded outlet and full price stores during the remainder of fiscal 2010.

For 2010, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued improvement in our international and men’s sales, performance of our licensee’s under their respective agreements for bags, belts, children’s products, shoes and enhancement of the products available to our customer’s branded with our Joe’s name and logos, including woven shirts, leggings, tees and pants.  When we commenced fiscal 2010, we operated two full price stores and four outlet stores.  During the first half of fiscal 2010, we added seven outlet stores.  We have plans to open two additional outlet stores and one full price store in 2010 and are looking for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

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

We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design and production.  Prior to the filing of this Quarterly Report, we operated in one business segment with an immaterial amount of sales from our retail operations and license agreements.  The previous periods reported have been revised to reflect this change in our reportable segments.

Comparison of Three Months Ended May 31, 2010 to Three Months Ended May 31, 2009

	Three months ended
	(dollar values in thousands)
	May 31, 2010	May 31, 2009	$ Change	% Change

Net sales	$25,893	$17,179	$8,714	51%
Cost of goods sold	14,392	8,496	5,896	69%
Gross profit	11,501	8,683	2,818	32%
Gross margin	44%	51%

Selling, general and administrative	10,182	6,904	3,278	47%
Depreciation and amortization	168	134	34	25%
Operating income	1,151	1,645	(494)	(30)%

Interest expense	125	94	31	33%
Income before provision for taxes	1,026	1,551	(525)	(34)%

Income taxes	494	226	268	119%

Net income	$532	$1,325	$(793)	(60)%

Three Months Ended May 31, 2010 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	May 31, 2010	May 31, 2009	$ Change	% Change

Net sales
Wholesale	$22,920	$16,116	$6,804	42%
Retail	2,973	1,063	1,910	180%
	$25,893	$17,179	$8,714	51%

Gross Profit:
Wholesale	$9,599	$7,986	$1,613	20%
Retail	1,902	697	1,205	173%
	$11,501	$8,683	$2,818	32%

Operating income (loss):
Wholesale	$5,783	$5,581	$202	4%
Retail	125	(175)	300	171%
Corporate and other	(4,757)	(3,761)	(996)	(26)%
	$1,151	$1,645	$(494)	(30)%

For the three months ended May 31, 2010, or the second quarter of fiscal 2010, our net sales increased to $25,893,000 from $17,179,000 for the three months ended May 31, 2009, or the second quarter fiscal 2009, a 51 percent increase.  We generated operating income in the amount of $1,151,000 for the second quarter of fiscal 2010 compared to $1,645,000 for the second quarter of fiscal 2009.

Net Sales

Our net sales increased to $25,893,000 for the second quarter of fiscal 2010 from $17,179,000 for the second quarter of fiscal 2009, a 51 percent increase.

More specifically, our wholesale net sales increased to $22,920,000 for the second quarter of fiscal 2010 from $16,116,000 for the second quarter of fiscal 2009, a 42 percent increase.  This increase in our wholesale sales can be attributed to the addition of new product lines.

Our retail net sales increased to $2,973,000 for the second quarter of fiscal 2010 from $1,063,000 for the second quarter of fiscal 2009, a 180 percent increase.  The primary driver for this increase was the additional sales due to the opening of nine additional stores since the second quarter of fiscal 2009.

Gross Profit

Our gross profit increased to $11,501,000 for the second quarter of fiscal 2010 from $8,683,000 for the second quarter of fiscal 2009, a 32 percent increase.  Our overall gross margin decreased to 44 percent for the second quarter of fiscal 2010 from 51 percent for the second quarter of fiscal 2009.

Our wholesale gross profit increased to $9,599,000 for the second quarter of fiscal 2010 from $7,986,000 for the second quarter of fiscal 2009, a 20 percent increase.  Our wholesale gross margin was impacted by the addition of new product lines and our product placement mix with our wholesale customers.  We continue to evaluate our sourcing options for the production of our new products.

Our retail gross profit increased to $1,902,000 for the second quarter of fiscal 2010 from $697,000 for the second quarter of fiscal 2009, a 173 percent increase.  For the second quarter of fiscal 2010, our retail gross margin was consistent with the second quarter of fiscal 2009 as we continue to realize the positive impact of the difference between our cost and retail sales price from this distribution channel.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $10,350,000 for the second quarter of fiscal 2010 from $7,038,000 for the second quarter of fiscal 2009, a 47 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the earn-out in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

Our wholesale SG&A expense increased to $3,816,000 for the second quarter of fiscal 2010 from $2,405,000 for the second quarter of fiscal 2009, a 59 percent increase.  Our wholesale SG&A expense was impacted by the additional commissions associated with our sales growth, the addition of higher headcount to support our new product lines and the growth in our wholesale operations and additional sample and facilities and distribution expenses to support the expansion of our business and new product lines.

Our retail SG&A expense increased to $1,777,000 for the second quarter of fiscal 2010 from $872,000 for the second quarter of fiscal 2009, a 104 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating nine new retail stores since the second quarter of fiscal 2009 comprised of additional store payroll and store rents.

Our corporate and other SG&A expense increased to $4,757,000 in the second quarter of fiscal 2010 from $3,761,000 for the second quarter of fiscal 2009, a 26 percent increase.  Our corporate and other SG&A expense includes general overhead associated with running our operations and increased as a result of our overall growth in our business.

Operating Income

Our wholesale operating income increased by $202,000 to $5,783,000 for the second quarter of fiscal 2010 from $5,581,000 for the second quarter of fiscal 2009, a four percent increase.  Our retail operating income increased by $300,000 to $125,000 for the second quarter of fiscal 2010 from an operating loss of $175,000 for the second quarter of fiscal 2009.  These increases were offset by a $996,000 increase in general overhead costs and resulted in a net decline in our operating income of $494,000 to $1,151,000 for the second quarter of fiscal 2010 from $1,645,000 for the second quarter of fiscal 2009.

Interest Expense

Our combined interest expense increased to $125,000 for the second quarter of fiscal 2010 from $94,000 for the second quarter of fiscal 2009, a 33 percent increase.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  The increase in interest expense is mostly due to a higher average loan balance as a result of our increase in net sales.

Income Tax

We account for income taxes pursuant to the provisions of Accounting Standards Classification, or ASC, 740 “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). The effective tax rate was 48 percent for the second quarter of 2010 compared to 15 percent in the second quarter of 2009.  In 2009, our valuation allowance that was recorded against deferred tax assets was fully released, resulting in a net tax benefit of $20,291,000.  For fiscal 2010, no valuation allowance is necessary as we believe our deferred tax assets will be fully realized.  Further, the effective tax rate differs from the statutory corporate tax rate in part due to permanent book/tax differences related to the costs of acquiring a trademark and due to state taxes for various jurisdictions where we are subject to taxation.  These factors were the primary drivers resulting in a higher effective tax rate for the second quarter of fiscal 2010.

Net Income

We generated net income of $532,000 in the second quarter of fiscal 2010 compared to $1,325,000 for the second quarter of fiscal 2009.  This decrease was primarily as a result of our increase in SG&A expenses necessary to support the overall growth in our business.

Comparison of Six Months Ended May 31, 2010 to Six Months Ended May 31, 2009

	Six months ended
	(dollar values in thousands)
	May 31, 2010	May 31, 2009	$ Change	% Change

Net sales	$49,077	$33,661	$15,416	46%
Cost of goods sold	26,210	16,712	9,498	57%
Gross profit	22,867	16,949	5,918	35%
Gross margin	47%	50%

Selling, general and administrative	19,916	13,989	5,927	42%
Depreciation and amortization	381	269	112	42%
Operating income	2,570	2,691	(121)	(4)%

Interest expense	216	200	16	8%
Income before provision for taxes	2,354	2,491	(137)	(5)%

Income taxes	1,128	366	762	208%

Net income	$1,226	$2,125	$(899)	(42)%

Six Months Ended May 31, 2010 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	May 31, 2010	May 31, 2009	$ Change	% Change

Net sales
Wholesale	$44,306	$31,673	$12,633	40%
Retail	4,771	1,988	2,783	140%
	$49,077	$33,661	$15,416	46%

Gross Profit:
Wholesale	$19,787	$15,663	$4,124	26%
Retail	3,080	1,286	1,794	140%
	$22,867	$16,949	$5,918	35%

Operating income (loss):
Wholesale	$11,997	$10,542	$1,455	14%
Retail	113	(516)	629	122%
Corporate and other	(9,540)	(7,335)	(2,205)	(30)%
	$2,570	$2,691	$(121)	(4)%

For the six months ended May 31, 2010, our net sales increased to $49,077,000 from $33,661,000 for the six months ended May 31, 2009, a 46 percent increase.  We generated operating income in the amount of $2,570,000 for the six months ended May 31, 2010 compared to $2,691,000 for the six months ended May 31, 2009.

Net Sales

Our net sales increased to $49,077,000 for the six months ended May 31, 2010 compared to $33,661,000 for the six months ended May 31, 2009, a 46 percent increase.

More specifically, our wholesale net sales increased to $44,306,000 for the six months ended May 31, 2010 from $31,673,000 for the six months ended May 31, 2009, a 40 percent increase.  This increase in our wholesale sales can be attributed to the addition of new product lines and increases in sales of our denim products to our wholesale customers.

Our retail net sales increased to $4,771,000 for the six months ended May 31, 2010 from $1,988,000 for the six months ended May 31, 2009, a 140 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of nine additional stores since the second quarter of fiscal 2009.

Gross Profit

Our gross profit increased to $22,867,000 for the six months ended May 31, 2010 from $16,949,000 for the six months ended May 31, 2009, a 35 percent increase.  Our overall gross margin decreased to 47 percent for the six months ended May 31, 2010 from 50 percent for the six months ended May 31, 2009.

Our wholesale gross profit increased to $19,787,000 for the six months ended May 31, 2010 from $15,663,000 for the six months ended May 31, 2009, a 26 percent increase.  Our wholesale gross margin was impacted by the addition new product lines and our product placement mix with our wholesale customers.  We continue to evaluate our sourcing options for the production of our new products.

Our retail gross profit increased to $3,080,000 for the six months ended May 31, 2010 from $1,286,000 for the six months ended May 31, 2009, a 140 percent increase.  Our retail gross margin was consistent during these two six month periods as we continue to realize the positive impact of the difference between our cost and retail sales price from this distribution channel.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses increased to $20,297,000 for the six months ended May 31, 2010 from $14,258,000 for the six months ended May 31, 2009, a 42 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the earn-out in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

Our wholesale SG&A expense increased to $7,790,000 for the six months ended May 31, 2010 from $5,121,000 for the six months ended May 31, 2009, a 52 percent increase.  Our wholesale SG&A expense was impacted by the additional commissions associated with our sales growth, the addition of higher headcount to support our new product lines and the growth in our wholesale operations and additional sample and facilities and distribution expenses to support the expansion of our business and product lines.

Our retail SG&A expense increased to $2,967,000 for the six months ended May 31, 2010 from $1,802,000 for the six months ended May 31, 2009, a 65 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating nine new retail stores since the second quarter of fiscal 2009 due primarily to the additional store payroll and store rents.

Our corporate and other SG&A expense increased to $9,540,000 for the six months ended May 31, 2010 from $7,335,000 for the six months ended May 31, 2009, a 30 percent increase.  Our corporate and other SG&A expense includes general overhead associated with running our operations and increased as a result of our overall growth in our business.

Operating Income

Our wholesale operating income increased to $11,997,000 for the six months ended May 31, 2010 from $10,542,000 for the six months ended May 31, 2009, a 14 percent increase.  Our retail operating income increased to $113,000 for the six months ended May 31, 2010 from an operating loss of $516,000 for the six months ended May 31, 2009.  These increases were offset by a $2,205,000 increase in general overhead costs and resulted in a net decline in our operating income of $121,000 to $2,570,000 for the six months ended May 31, 2010 from $2,691,000 for the six months ended May 31, 2009.

Interest Expense

Our combined interest expense increased to $216,000 for the six months ended May 31, 2010 from $200,000 for the six months ended May 31, 2009, an eight percent increase.  Our interest expense consists of interest expense from our factoring and inventory lines of credit.  The increase in interest expense is mostly due to the increase in our net sales, which resulted in higher interest expenses under our factoring and inventory lines of credit.

Income Tax

We account for income taxes pursuant to the provisions of ASC 740 “Income Taxes” (formerly known as SFAS No. 109, Accounting for Income Taxes). The effective tax rate was 48 percent for the six months ended May 31, 2010 compared to 15 percent for the six months ended May 31, 2009.  In 2009, our valuation allowance that was recorded against deferred tax assets was fully released, resulting in a net tax benefit of $20,291,000.  For fiscal 2010, no valuation allowance is necessary as we believe our deferred tax assets will be fully realized.  Further, the effective tax rate differs from the statutory corporate tax rate in part due to permanent book/tax differences related to the costs of acquiring a trademark and due to state taxes for various jurisdictions where we are subject to taxation.  These factors were the primary drivers resulting in a higher effective tax rate for the six months ended May 31, 2010.

Net Income

We generated net income of $1,226,000 in the six months ended May 31, 2010 compared to $2,125,000 for the six months ended May 31, 2009.  The decrease in net income for the six months ended May 31, 2010 compared to the six months ended May 31, 2009 is largely the result of our increase in SG&A expenses to support the general overall growth in our business.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the six months ended May 31, 2010, we used $3,757,000 of cash flow in operations and used $1,561,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores.  We received $683,000 in proceeds from warrant and stock option exercises and $772,000 in factored borrowings.  We paid taxes on net settled options and restricted stock units of $776,000.  Our cash balance decreased to $8,556,000 as of May 31, 2010.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of May 31, 2010, our cash availability with CIT was approximately $760,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all of our inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2011, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

The factoring rate that we pay to CIT to factor accounts is 0.6 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate has been changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  As of May 31, 2010, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of May 31, 2010, we had a net loan balance of $9,374,000 with CIT for factored receivables, a loan balance of $5,000,000 for inventory advances and five letters of credit outstanding in the aggregate amount of $769,000.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of “Deferred Licensing Revenue” on the Condensed Consolidated Balance Sheets.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of May 31, 2010, we have received total advanced payments of $1,167,000 of the advanced payments under our licensing agreements and have recognized $1,067,000 as income.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2010 and November 30, 2009 was $781,000 and $831,000 for non-factored accounts receivables.

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

In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, we will no longer disclose the date through which we evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for us with respect to processes around issuing financial statements and Securities and Exchange Commission, or SEC, registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised - for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We have adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable as a Smaller Reporting Company.

Item 4T.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2010, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the second quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JOE’S JEANS INC.

July 15, 2010	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

July 15, 2010	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith