Form 10-K
period 2010-11-30
JOE'S JEANS INC.
filed 2011-02-10
CIK 844143

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

The Nasdaq Stock Market LLC
(NASDAQ Capital Market)
(Name of exchange on which registered)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market, Inc. as of May 31, 2010, was approximately $105,981,000.00.

         The number of shares of the registrant's common stock outstanding as of February 10, 2011 was 64,440,541.

         Documents incorporated by reference: None.

JOE'S JEANS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2010

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

  •
  the risks associated with leasing retail space and operating our own retail stores;

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

        Our principal business activity has evolved into the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since Joe's® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. We focus on design, development and marketing and rely on third parties to manufacture our apparel products. We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world and through our retail stores.

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

        After the acquisition, we focused our business on opening retail stores, improving international sales, increasing sales from our men's collection and enhancing the quality, fit and products available in our collection beyond denim bottoms. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate four full price retail stores and thirteen outlet stores in outlet centers around the country. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases for fiscal 2011 and beyond, but remain cautious about our retail store plans.

        Beginning in 2009, we began to refine our collection pieces and re-launched several categories as sub-brands with their own unique branding along with the Joe's® logo or name. Beginning in the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe's, which was followed by The T, The Pant, The Bag and The Belt by Joe's. We believe that these additional products added to our core and fashion denim will be a growth driver for our overall business as we move into fiscal 2011.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® brand name. Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, shoes, belts and leather goods under various license agreements and receive royalty payments based upon net sales of these products. Joe's® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors or agents in the various countries. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans and pants in a variety of different fits, fabrics, washes and detailing. Every season, we offer new and core basic styles to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles include:

  •
  Best Friend—a relaxed loose fit;

  •
  Chelsea—an ultra slim fit;

  •
  Cigarette—a straight and narrow fit;

  •
  Ex-Lover—a relaxed fit;

  •
  Honey—a curvy fit;

  •
  Icon Muse—a high waist fit;

  •
  Provocateur—a petite fit with a shorter inseam;

  •
  Rocker—a lean flare fit;

  •
  Socialite—a classic bootcut fit;

  •
  Stardust—a super flare fit;

  •
  Starlet—a slim legged bootcut fit;

  •
  Twiggy—a taller fit with a longer inseam; and

  •
  Visionaire—a high waist bootcut fit.

        In addition to our traditional five pocket denim jeans, we began offering in late fiscal 2009, a line of denim leggings and jeggings for women, unisex woven shirts in a variety of fabrications, tees, pants and knit tops. These products have performed well at retail and we continue to explore offering other product categories.

        For our men's denim line, we carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles in our men's line. We also brand the fit styles, which include the Brixton, the Classic, the Outsider, the Rebel and the Rocker.

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

        We rely on third party manufacturers to manufacture all of our products for distribution. We manufacture our products in numerous countries, with most of our denim production in Mexico, Morocco and the United States, and our knits and other production in China, Hong Kong, India, Portugal, Peru, Mexico and Korea . We do not have a long-term supply agreement with any of our third party manufactures or contractors, but we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We purchase products in various stages of production from partial to completed finished goods. We control production schedules in order to ensure quality and timely deliveries.

        In fiscal 2010, we moved our corporate headquarters and outsourced a portion of our warehouse and distribution services for the picking, packing and shipping of our Joe's® products to retailers to a third party under an outsourcing agreement. After the end of fiscal 2010, we moved the warehouse and distribution services to the same building as our corporate headquarters and assumed all aspects of warehousing and distribution services internally.

        We purchase fabric from independent vendors located domestically and internationally. Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources. Our primary suppliers include Candiani and Italdenim for fabrics and American Zabin, Button Accessory, Revolution Group and COATS Mexico for trims. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our Joe's® brand.

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

        We also require our independent manufacturers to operate in compliance with applicable laws and regulations; however, we have no control over the ultimate actions of our independent manufacturers. Despite our lack of control, we have internal operating guidelines to promote ethical business practices and our employees periodically visit and monitor the operations of our independent manufacturers. We also use the services of a third party independent labor consulting service to conduct random, on-site audits as required by state labor laws to help minimize our risk and exposure to unacceptable labor practice violations.

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

        We believe that selectively licensing the Joe's® brand for certain product categories will broaden and enhance the products available under the brand name. Also, by licensing categories, we will not incur significant capital investments or incremental operating expenses while providing us with royalty payments on net sales. There are certain minimum net sales that the licensees are required to meet and the agreements generally have certain terms with renewal rights. As of February 10, 2011, we had four active license agreements for bags, belts, children's products and shoes.

        In addition to the common law rights associated therewith, we own a variety of pending applications and registrations throughout the world for a variety of trademarks and service marks, among which include "Joe's" and "JD" logos and "Joe's Jeans" as applied to apparel, footwear and/or other fashion accessories in numerous classes as well as for retail store services for such goods.

        In addition to the above, in the United States, we own five registrations for certain pocket stitch designs for jeans. As of February 10, 2011, we own approximately ten U.S. registrations (excluding the aforementioned five registrations for certain pocket stitch designs for jeans) and about ten pending U.S. applications, all of which have successfully passed through publication and have been allowed.

        With respect to foreign jurisdictions, we own, as of February 10, 2011, a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear and related fashion accessories. Approximately43 trademark registrations have issued in jurisdictions such as Australia, Canada, China, the European Community which comprises 27 member countries, Hong Kong, India, Japan, South Korea, Mexico, New Zealand, Russia, Switzerland and Turkey. We continue to prosecute four trademark applications in Mexico that we believe are necessary in order to protect and enforce our rights.

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

        We sell our Joe's® products internationally through distributors and sales agents in various countries that are managed by us and consultants based in Europe. For Japan, in 2007, we entered into a Distribution and Licensing Agreement with Itochu Corporation, or Itochu, pursuant to which Itochu agreed to distribute existing products and develop and manufacture additional products specifically for Japan that expires in May 2011. We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party. However, as we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

        From time to time, we have outsourced our product fulfillment services, including our warehousing, distribution and customer service needs for our Joe's® products. In fiscal 2010, we moved some of these customer service and warehouse and distribution functions in-house and continued to rely on third party for other aspects of these services. After the end of fiscal 2010, we moved our warehouse to the same building as our corporate headquarters and assumed all aspects of warehousing and distribution internally.

Advertising, Marketing and Promotion

        Historically, our advertising campaign for our Joe's® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, space on the tops of taxi cabs in New York City and, to a limited extent, print ads in magazines. Since January 2008, we have an agreement to locate short term billboard advertising space in various locations in and around New York City and Los Angeles. In addition, we utilize a public relation firm to strategically place our products in magazines, editorials and with stylists. Sales through existing retail channels are enhanced by visual merchandising. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe's® merchandise on a year round basis. We also have an internal visual merchandiser who works with our retail stores and other customers to create the Joe's® presentation of products to enhance sales.

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

        For fiscal 2010, our ten largest customers and customer groups accounted for approximately 62 percent of our net sales. While this is a high percentage of sales attributable to three customer groups, we believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our largest customers included Nordstrom Inc. and Macy's Inc. which includes Bloomingdale's and Macy's.

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

        We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2010, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

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

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2010, we had backlog of $22,540,000 compared to $23,500,000 as of November 30, 2009. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our primary branded competitors include True Religion, Seven for All Mankind, Citizens of Humanity, Rock & Republic and J Brand. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim industry."

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

Human Resources

        As of February 10, 2011, we had 281 total employees, which included 154 full-time, 101 part- time and 26 temporary employees. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        See "Notes to Consolidated Financial Statements—Note 9—Segment Reporting and Operations by Geographical Areas" for discussion of financial information about geographical areas.

Manufacturing and Distribution Relationships

        Our denim products are manufactured by contractors located in Mexico, Morocco and Los Angeles, California. Our non-denim products are primarily manufactured in the United States, Peru, Portugal, and Asia, including Hong Kong, China, India and Korea. Our products are distributed out of Los Angeles or directly from the factory to the customer. The following table represents the percentage of denim and non-denim products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year.

	2010	2009
United States	22.4%	12.5%
Mexico	46.4%	59.8%
Europe	0.6%	0.0%
Asia	20.0%	7.2%
Morocco	10.6%	20.5%

	100%	100%

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

        Our ability to operate profitably depends on our ability to implement our strategic plan with success. During fiscal 2010, we recognized growth for our Joe's® brand through increases in our international sales, our men's and women's domestic and retail sales and by diversifying our product offering to include products such as shirts, tees and pants. We sell our Joe's® products internationally through individual distribution and agent agreements in various countries. In addition, for countries such as Japan, we have specific distribution and licensing agreements to distribute, develop and manufacture products specifically for the Japanese market. We believe that by working directly with our distributors and agents abroad, we can exercise more control and guidance over sales.

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

        We opened our first retail stores during fiscal 2008 and have an avenue to showcase our other products and increase our sales channels. Currently, we operate four full price stores and 13 outlets. We also expect to enter into additional leases and open additional stores throughout 2011 in various locations throughout the country. We believe that the retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases, but remain cautious about our retail store plans.

        Since we have primarily been a wholesaler, opening and operating retail stores requires us to develop retailing skills and capabilities and increase our expenditures. We will be required to enter into leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we will need to hire and train additional qualified employees and incur additional costs to operate these stores, which will increase our operating expenses. If we do not manage these items properly, it could have a material adverse impact on our financial condition and results of operations.

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

        We enter into leases in connection with our retail stores. Accordingly, we are subject to all of the risks associated with leasing real estate. Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot terminate our leases and have restrictions in connection with assigning or subletting our leases. If an existing or future store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease, including paying rent for the balance of the applicable lease term. As each of our leases expire, if we do not have a renewal option, we may be unable to renegotiate a renewal on commercially acceptable terms, if at all, which could cause us to close stores in desirable locations. In addition, we may not be able to close an unprofitable store due to an existing operating covenant, which may cause us to operate the location at a loss and prevent us from finding a more desirable location.

Our business may be negatively impacted as a result of the current uncertainty in the United States' economy.

        The United States general economy has been in the midst of extraordinary economic uncertainty. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

        The distress in the financial markets has also resulted in extreme volatility and declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity and our ability to access the credit or capital markets will not be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

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

        Denim, including premium denim, an industry term for denim jeans with a typical retail price of approximately $120 or more, has been increasingly popular and growing in sales over the past few years as a consumer discretionary purchase both domestically and internationally. However, because consumer demands and fashion trends are subject to cyclical variations as well as the fact that the general economy and future economic prospects can often affect consumer spending habits, a change in any one of the following:

  •
  consumer demand,

  •
  consumer purchases of discretionary items,

  •
  general economic conditions, or

  •
  fashion trends,

which may result in lower sales, excess inventories or lower profit margins for our Joe's® products, any of which could have a material adverse effect on our results operations and financial condition.

We face intense competition in the denim industry.

        We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete with other denim manufacturers such as True Religion, Seven for All Mankind, Citizens of Humanity, Rock & Republic and J Brand and other larger competitors primarily on the basis of:

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

        Our 10 largest customers and customer groups accounted for approximately 62 percent of our net sales during fiscal 2010. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

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

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements.

        We license our trademarks to third parties for manufacturing, marketing and distribution of bags, belts, children's products and shoes. We believe that licensing the Joe's® brand for certain product categories will broaden and enhance the products available under the brand name. While our agreements with our licensees cover product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our standards. These activities could harm our brand equity, our reputation and our business.

In order to effectively manage growth, we are dependent on our financing arrangements and our cash flow from operations.

        Our primary sources of liquidity are: (i) cash from sales of our Joe's® products; and (ii) cash from sales of our accounts receivables and advances against inventory. We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT. During fiscal 2010, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. CIT has from time to time experienced economic uncertainty regarding its continued ability to operate, including filing a petition for bankruptcy in 2009. However, during this time period, CIT continued to fund us with no change to our arrangements with them. We cannot give you any assurance that should CIT experience uncertainty or insufficient cash flows again that they will continue to be able to fund us in the future.

        As of November 30, 2010, our cash availability with CIT was approximately $827,000 under our agreements. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral to secure its advances. We do not have any provisions in the agreements that protect us in the event of a default by CIT. If CIT elects to terminate the agreements, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables. Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2011, we may experience losses and negative cash flows. We cannot give you any assurance that we will in fact continue to operate profitably in the future. We believe in the event our agreements with CIT are terminated, we will be able to find alternative sources for obtaining the case for our operating needs, including, entering into factoring or inventory security agreements with another lender.

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

        As a result of the completion of the merger and the issuance of the 14,000,000 shares of our common stock, Mr. Dahan beneficially owns approximately 17 percent of our total shares outstanding and is our largest stockholder. In addition, Mr. Dahan is an executive officer and a member of our Board of Directors. As a result, he is in a position to exert significant influence and control over us as a result of his voting power, position as an executive officer and membership on our Board of Directors. We are not aware of any intent by Mr. Dahan to influence or control our affairs as result of his percentage ownership of our common stock and his position as both an executive officer and member of our Board of Directors.

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

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $1.53 to $3.45. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

Our directors and management beneficially own a large percentage of our common stock.

        Our executive officers and directors beneficially own approximately 23 percent of our common stock, including options exercisable and restricted common stock units vesting within 60 days of February 10, 2011 in the aggregate. More specifically, Joe Dahan beneficially owns approximately 17 percent of our common stock. Because of this level of stock ownership, in the aggregate, certain persons may be in a position to directly or indirectly control our affairs.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Historically, our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future. For fiscal 2010, we funded inventory purchases through cash from operations and cash availability under our financing agreements with CIT.

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

ITEM 2.    PROPERTIES

        Our principal place of business is located in Commerce, Los Angeles County, California. The following table sets forth information with respect to our principal place of business:

Location	Use	Ownership Status	Approximate Area in Square Feet	Lease Expiration
Commerce, California	Warehouse, design and administrative offices	Leased	89,230	December 31, 2013

        We operate 17 retail store locations under non-cancelable operating lease agreements expiring on various dates through 2021 or ten years from the opening date of the store. These facilities are all located in the United States. As of November 30, 2010, we had 17 stores open and operating and signed leases to open three additional stores. Our retail square footage as of November 30, 2010 was approximately 37,586 square feet in the aggregate. Our retail stores range in size from 1,469 to 3,025 square feet.

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

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is currently traded under the symbol "JOEZ" on The Nasdaq Capital Market maintained by The Nasdaq Stock Market, Inc., or Nasdaq. The following chart sets forth the high and low interday quotations for our common stock on the Nasdaq market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2010
First Quarter	$2.33	$1.10
Second Quarter	$3.45	$1.90
Third Quarter	$2.36	$1.81
Fourth Quarter	$2.20	$1.55
Fiscal 2009
First Quarter	$0.50	$0.25
Second Quarter	$0.72	$0.22
Third Quarter	$1.05	$0.44
Fourth Quarter	$1.59	$0.63

        As of November 30, 2010, there were 865 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider certain factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Joe's Jeans Inc., the S&P Smallcap 600 Index
and S&P Smallcap 600 Apparel Retail Index

*
$100 invested on 11/25/05 in stock or 11/30/05 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright(C) 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/25/05	11/24/06	11/30/07	11/30/08	11/30/09	11/30/10
Joe's Jeans Inc.	$100.00	$49.26	$84.56	$26.48	$94.85	$116.91
S&P Smallcap 600	$100.00	$114.08	$114.63	$73.87	$90.60	$115.47
S&P Smallcap 600 Apparel Retail	$100.00	$118.17	$83.57	$45.69	$76.65	$117.11

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matter" for the Equity Compensation Plan Information.

        (b)   None.

        (c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
9/01/10 - 9/30/10	0	0	0		0
10/01/10 - 10/31/10	109,745	$1.96	0	(1)	0	(1)
11/01/10 - 11/30/10	22,380	$1.71	0		0

Total	132,125

(1)
On October 8, 2010, October 15, 2010 and November 9, 2010, we agreed to repurchase, at a price of $2.07, $1.85, and $1.71, respectively, which was the closing price of our common stock on such date, 132,125 shares in the aggregate of our common stock that were previously granted pursuant to a restricted stock agreements for payment of tax withholding obligations by Marc Crossman. We expect to continue to repurchase shares of our common stock pursuant to the award agreements on the next vesting dates of the grants, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	(in thousands, except per share data)
	11/30/10	11/30/09	11/30/08	11/30/07	11/25/06
Net sales	$98,176	$80,116	$69,174	$62,767	$46,633
Cost of goods sold	51,963	40,331	36,543	36,137	31,224

Gross profit	46,213	39,785	32,631	26,630	15,409
Operating expenses
Selling, general and administrative	39,349	30,726	26,161	23,085	21,587
Depreciation and amortization	843	536	350	359	290

	40,192	31,262	26,511	23,444	21,877

Operating income (loss) from continuing operations	6,021	8,523	6,120	3,186	(6,468)
Interest expense	(464)	(388)	(633)	(828)	(573)
Other (expense) income, net	—	—	—	(13)	(67)

Income (loss) from continuing operations before taxes	5,557	8,135	5,487	2,345	(7,108)
Income tax provision (benefit)	2,956	(16,385)	585	91	36

Income (loss) from continuing operations	2,601	24,520	4,902	2,254	(7,144)
Discontinued operations, net of tax(2)	—	—	—	—	(2,149)

Net income (loss)	$2,601	$24,520	$4,902	$2,254	$(9,293)

Earnings (loss) per common share—Basic
Earnings (loss) from continuing operations	0.04	0.41	0.08	0.05	(0.21)
Earnings (loss) from discontinued operations	—	—	—	—	(0.06)

Earnings (loss) per common share—Basic	$0.04	$0.41	$0.08	$0.05	$(0.27)

Earnings (loss) per common share—Diluted
Earnings (loss) from continuing operations	0.04	0.40	0.08	0.05	(0.21)
Earnings (loss) from discontinued operations	—	—	—	—	(0.06)

Earnings (loss) per common share—Diluted	$0.04	$0.40	$0.08	$0.05	$(0.27)

Weighted average shares outstanding
Basic	62,362	60,053	59,420	43,840	33,853
Diluted	64,505	61,121	59,671	45,000	33,853
Balance sheet data:
Total assets	$81,469	$79,624	$57,669	$47,626	$11,794
Stockholders' equity	64,873	61,506	36,085	30,396	3,308

(1)
As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, "Income Tax," we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 was released and recorded as a credit to income tax benefit during fiscal 2009.

(2)
Our discontinued operations for fiscal 2006 consisted of our Innovo Azteca Apparel subsidiary that sold certain other branded and private label apparel products. Our Innovo Azteca Apparel subsidiary completed the sale of its remaining assets in May 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2010, 2009 and 2008, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed, under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Executive Overview

        Our principal business activity is the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since Joe's® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores and distributors around the world.

        The focus of our operations has been on our Joe's® brand. Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products. To enhance our ability to capitalize on the Joe's® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe's® brand. We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe's® brand. In October 2007, we completed the merger and acquired JD Holdings. In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash. As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000. Concurrently, we entered into an employment agreement with Joe Dahan to be one of our executive officers. Mr. Dahan is our largest stockholder. As of February 10, 2011, he owned approximately 17 percent of our total shares outstanding and is a member of our Board of Directors.

        Beginning in 2009, we began to re-examine our collection pieces and re-launched several categories with their own unique branding along with the Joe's® logo or name. In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe's, which was followed by The T, The Pant, The Bag and The Belt. We believe that these additional products added to our core and fashion denim will be a growth driver for our overall business as we move into fiscal 2011. During fiscal 2010, we recognized growth for our Joe's® brand through increases in our international and retail sales, our men's and women's domestic sales and by diversifying our product offering to include these other products.

        For 2011, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued improvement in our international and men's sales, performance of our licensee's under their respective agreements for bags, belts, children's products, shoes and enhancement of the products available to our customer's branded with our Joe's name and logos, including woven shirts, tees and pants. When we commenced fiscal 2010, we operated two full price stores and four outlet stores. During fiscal 2010, we added nine outlet stores and two full price retail stores. We have plans to open additional outlet stores in fiscal 2011 and are looking for additional leases for further expansion. We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins. In addition, we selectively license the Joe's® brand for other product categories. By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

        Our business is seasonal. The majority of the marketing and sales orders take place from late fall to early spring. The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is strongest in our third and fourth fiscal quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the limited number of full price retail and outlet stores open last year and the growing number of full-price retail and outlet stores opened in fiscal 2010, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

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

Comparison of Fiscal Year Ended November 30, 2010 to Fiscal Year Ended November 30, 2009

	Year ended
	(in thousands)
	11/30/10	11/30/09	$ Change	% Change
Net sales	$98,176	$80,116	$18,060	23%
Cost of goods sold	51,963	40,331	11,632	29%

Gross profit	46,213	39,785	6,428	16%
Gross margin	47%	50%	(3)%	(6)%
Selling, general and administrative	39,349	30,726	8,623	28%
Depreciation and amortization	843	536	307	57%

Income from operations	6,021	8,523	(2,502)	(29)%
Interest expense	(464)	(388)	(76)	20%

Income before taxes	5,557	8,135	(2,578)	(32)%
Income tax provision (benefit)	2,956	(16,385)	19,341	(118)%

Net income	$2,601	$24,520	$(21,919)	(89)%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	(in thousands)
	11/30/10	11/30/09	$ Change	% Change
Net sales
Wholesale	$85,141	$75,238	$9,903	13%
Retail	13,035	4,878	8,157	167%

	$98,176	$80,116	$18,060	23%

Gross Profit:
Wholesale	$38,324	$36,605	$1,719	5%
Retail	7,889	3,180	4,709	148%

	$46,213	$39,785	$6,428	16%

Operating income (loss):
Wholesale	$23,887	$24,748	$(861)	(3)%
Retail	(42)	(668)	626	94%
Corporate and other	(17,824)	(15,557)	(2,267)	(15)%

	$6,021	$8,523	$(2,502)	(29)%

Fiscal Year 2010 Overview

Net Sales

        Our net sales increased to $98,176,000 in fiscal 2010 from $80,116,000 in fiscal 2009, a 23 percent increase. More specifically, our wholesale net sales increased to $85,141,000 for fiscal 2010 from $75,238,000 for fiscal 2009, a 13 percent increase. This increase in our wholesale sales can be attributed to the addition of new product categories such as The Shirt, The T and The Pant for men and women, an increase in our overall men's sales and an increase in international sales.

        Our retail net sales increased to $13,035,000 for fiscal 2010 from $4,878,000 for fiscal 2009, a 167 percent increase. The primary reason for this increase was the opening of eleven additional retail stores since the end of fiscal 2009 that contributed to overall sales for this segment.

Gross Profit

        Our gross profit increased to $46,213,000 for fiscal 2010 from $39,785,000 for fiscal 2009, a 16 percent increase. Our overall gross margin decreased to 47 percent for fiscal 2010 from 50 percent for fiscal 2009.

        Our wholesale gross profit increased to $38,324,000 for fiscal 2010 from $36,605,000 for fiscal 2009, a five percent increase. Our wholesale gross profit increase was primarily due to our increase in net sales. However, our wholesale gross margin percentage decreased to 45 percent in fiscal 2010 from 49 percent in fiscal 2009 primarily due to the addition of a greater percentage of sales from non-denim products, which carry lower gross margins, and our product placement mix with our wholesale customers in fiscal 2010 compared to fiscal 2009. We continue to evaluate our sourcing options for the production of our new product lines.

        Our retail gross profit increased to $7,889,000 for fiscal 2010 from $3,180,000 for fiscal 2009, a 148 percent increase. Our retail gross margin percentage decreased to 61 percent in fiscal 2010 from 65 percent in fiscal 2009 primarily due to the mix and sales attributable to our store base, which includes an increased number of outlet locations in fiscal 2010 compared to fiscal 2009. In fiscal 2010, we operated 13 outlet stores and four full price retail stores. During fiscal 2009, we operated four outlet stores and two full price retail stores.

Selling, General and Administrative Expense

        Selling, general and administrative, or SG&A, expenses increased to $40,192,000 for fiscal 2010 from $31,262,000 for fiscal 2009, a 29 percent increase. Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the earn-out in connection with the 2007 merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

        Our wholesale SG&A expense increased to $14,437,000 for fiscal 2010 from $11,857,000 for fiscal 2009, a 22 percent increase. Our wholesale SG&A expense was impacted by the addition of headcount to support the growth in our wholesale operations and sample and advertising expense associated with our new product lines, additional commissions associated with our sales growth, additional professional fees associated with growth domestically and internationally and an increase in fees associated with a greater amount of invoices factored under our factoring line of credit.

        Our retail SG&A expense increased to $7,931,000 for fiscal 2010 from $3,848,000 for fiscal 2009, a 106 percent increase. Our retail SG&A expense increased due to the addition of costs associated with opening and operating 11 new retail stores since the end of fiscal 2009 which include additional store payroll and store rents. Also impacting our SG&A expense is additional depreciation for leasehold improvements at our 11 additional retail stores that we opened in fiscal 2010 that we did not have in fiscal 2009.

        Our corporate and other SG&A expense increased to $17,824,000 for fiscal 2010 from $15,557,000 for fiscal 2009, a 15 percent increase. Our corporate and other SG&A expense includes general overhead associated with running our operations and increased as a result of our overall growth in our business. Our SG&A expense increased as a result of increased costs associated with additional headcount, employee and employee related benefits, increased facilities and distribution costs due to the move of our corporate headquarters in the first quarter of fiscal 2010 and increased stock based compensation expense due to increases in our stock price number of shares granted due to our growth in employee headcount eligible for grants.

Operating Income

        Our wholesale operating income decreased by $861,000 to $23,887,000 for fiscal 2010 from $24,748,000 for fiscal 2009, a three percent decrease. Our retail operating loss decreased by $626,000 to $42,000 for fiscal 2010 from an operating loss of $668,000 fiscal 2009. Our corporate and other operating expense increased by $2,267,000 due to an increase in general overhead costs and resulted in a net decline in our operating income to $6,021,000 for fiscal 2010 from $8,523,000 for fiscal 2009.

Interest Expense

        Our interest expense increased to $464,000 for fiscal 2010 from $388,000 for fiscal 2009, a 20 percent increase. Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs. The increase in interest expense is primarily due to a higher average loan balance under our factoring facility as a result of our increase in net sales.

Income Taxes

        Our effective tax rate was 53 percent for fiscal 2010 compared to a negative 201 percent in fiscal 2009. In 2009, our valuation allowance of $20,291,000 that was recorded against deferred tax assets was fully released and this resulted in a net tax benefit of $16,385,000. For fiscal 2010, no valuation allowance is necessary as we believe our deferred tax assets will be fully realized. Further, the effective tax rate differs from the statutory corporate tax rate in part due to permanent book/tax differences related to the costs of acquiring a trademark and due to state taxes for various jurisdictions where we are subject to taxation. These factors were the primary drivers resulting in a higher effective tax rate for fiscal 2010. Overall, for fiscal 2010, our income tax expense was $2,956,000 compared to an income tax benefit of $16,385,000 in fiscal 2009, or a 118 percent decrease.

Net Income

        We generated net income of $2,601,000 in fiscal 2010 compared to $24,520,000 in fiscal 2009. The change in our net income in fiscal 2010 is largely the result of the release of our valuation allowance of $20,291,000 as of November 30, 2008 that was recorded as a credit to income tax benefit during fiscal 2009 and resulted in a net tax benefit of $16,385,000.

Comparison of Fiscal Year Ended November 30, 2009 to Fiscal Year Ended November 30, 2008

	Year ended
	(in thousands)
	11/30/09	11/30/08	$ Change	% Change
Net sales	$80,116	$69,174	$10,942	16%
Cost of goods sold	40,331	36,543	3,788	10%

Gross profit	39,785	32,631	7,154	22%
Gross margin	50%	47%	3%	6%
Selling, general and administrative	30,726	26,161	4,565	17%
Depreciation and amortization	536	350	186	53%

Income from operations	8,523	6,120	2,403	39%
Interest expense	(388)	(633)	245	(39)%

Income before taxes	8,135	5,487	2,648	48%
Income tax (benefit) provision	(16,385)	585	(16,970)	(2,901)%

Net income	$24,520	$4,902	$19,618	400%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	(in thousands)
	11/30/09	11/30/08	$ Change	% Change
Net sales
Wholesale	$75,238	$68,403	$6,835	10%
Retail	4,878	771	4,107	533%

	$80,116	$69,174	$10,942	16%

Gross Profit:
Wholesale	$36,605	$32,041	$4,564	14%
Retail	3,180	590	2,590	439%

	$39,785	$32,631	$7,154	22%

Operating income (loss):
Wholesale	$24,748	$21,131	$3,617	17%
Retail	(668)	(460)	(208)	(45)%
Corporate and other	(15,557)	(14,551)	(1,006)	(7)%

	$8,523	$6,120	$2,403	39%

Fiscal Year 2009 Overview

Net Sales

        Our net sales increased to $80,116,000 in fiscal 2009 from $69,174,000 in fiscal 2008, a 16 percent increase. More specifically, our wholesale net sales increased to $75,238,000 for fiscal 2009 from $68,403,000 for fiscal 2008, a 10 percent increase. This increase in our wholesale sales can be attributed to the addition of new product categories, such as The Shirt and leggings, and increases in men's, women's and international net sales.

        Our retail net sales increased to $4,878,000 for fiscal 2009 from $771,000 for fiscal 2008, a 533 percent increase. The primary reason for this increase can be attributed to a full year of sales from the four stores we opened in fiscal 2008 and the opening of two additional stores in fiscal 2009.

Gross Profit

        Our gross profit increased to $39,785,000 in fiscal 2009 from $32,631,000 in fiscal 2008, a 22 percent increase. Our gross margin percentage increased to 50 percent in fiscal 2009 from 47 percent in fiscal 2008.

        Our wholesale gross profit increased to $36,605,000 for fiscal 2009 from $32,041,000 for fiscal 2008, a 14 percent increase. Our wholesale gross margin percentage improved from fiscal 2008 to fiscal 2009 primarily as a result of increases in our denim sales, our most mature product, which traditionally carry higher margins than other product categories.

        Our retail gross profit increased $3,180,000 for fiscal 2009 from $590,000 for fiscal 2008, a 439 percent increase. For fiscal 2009, our retail gross margin percentage was lower than fiscal 2008 due to the mix in our full price retail stores versus outlet stores open and operating during the corresponding periods.

Selling, General and Administrative Expense

        Selling, general and administrative, or SG&A, expenses increased to $31,262,000 in fiscal 2009 from $26,511,000 in fiscal 2008, an 18 percent increase. Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the earn-out in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

        Our wholesale SG&A expense increased to $11,857,000 for fiscal 2009 from $10,910,000 for fiscal 2008, a nine percent increase. Our wholesale SG&A expense was impacted by the additional commissions associated with our sales growth, the addition of headcount to support our new product lines and the growth in our wholesale operations and additional facilities and distribution expenses to support the expansion of our business and new product lines, additional professional fees associated with growth domestically and internationally and an increase in fees associated with a greater amount of invoices factored under our factoring line of credit.

        Our retail SG&A expense increased to $3,848,000 for fiscal 2009 from $1,050,000 for fiscal 2008, a 267 percent increase. Our retail SG&A expense increased due to the addition of costs associated with opening and operating our retail stores full a full year, including store payroll and store rents. Also impacting our SG&A expense is additional depreciation for our retail stores' leasehold improvements in fiscal 2009 which we did not have in fiscal 2008 due to the addition of four retail stores in the fourth quarter of fiscal 2008 and one in the third quarter of fiscal 2009.

        Our corporate and other SG&A expense increased to $15,557,000 for fiscal 2009 from $14,551,000 for fiscal 2008, a seven percent increase. Our corporate and other SG&A expense includes general overhead associated with running our operations and increased as a result of our overall growth in our business. Our corporate and other expenses increased as a result of increases in advertising expenses as we launched new advertising initiatives to support our expansion into product lines and increased stock based compensation expense due to the timing of grants.

Operating Income

        Our wholesale operating income increased to $24,748,000 for fiscal 2009 from $21,131,000 for fiscal 2008, a 17 percent increase. Our retail operating loss increased by $208,000 to $668,000 for fiscal 2009 from an operating loss of $460,000 fiscal 2008. Our operating income was offset by a $1,006,000 increase in general overhead costs and resulted in an increase in our operating income to $8,523,000 for fiscal 2009 from $6,120,000 for fiscal 2008.

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

        Based on our assessment during the fourth quarter of fiscal 2009, we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 was released and recorded as a credit to income tax benefit during fiscal 2009.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the year ended November 30, 2010, we used $4,149,000 of cash flow in operations and used $3,402,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores. We received $766,000 in financing activities. This was comprised of $703,000 in proceeds from warrant and stock option exercises and $1,843,000 in factored borrowings. These proceeds were offset by payments of (i) $1,523,000 for taxes on net settled options and restricted stock units, and (ii) $257,000 to purchase 132,000 treasury shares. Our cash balance decreased to $6,410,000 as of November 30, 2010.

        Historically, we have been dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

        Our primary methods to obtain the cash necessary for operating needs are through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances. The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory. CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity's obligations. As of November 30, 2010, our cash availability with CIT was approximately $827,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

        In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights. The accounts receivable agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to June 30, 2011, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days. The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

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

        As of November 30, 2010, we had a net loan balance of $10,013,000 for factored receivables, a loan balance of $5,709,000 for inventory advances and no letters of credit outstanding.

        For fiscal 2011, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures for potential additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

        Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2011. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2010:

	Payments due by period (in thousands)
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$38,197	$3,753	$3,872	$4,106	$3,896	$3,978	$18,592
Purchase obligations	2,706	2,706	—	—	—	—	—
Letters of credit	—	—	—	—	—	—	—

	$40,903	$6,459	$3,872	$4,106	$3,896	$3,978	$18,592

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2010, we have received total advanced payments of $1,261,000 of the advanced payments under our licensing agreements and have recognized the entire amount as income.

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

        We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources). A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Amounts are charged off against the reserve once it is established that amounts are not likely to be collected. We recognize reserves for charge-backs based on our historical collection experience.

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2010 and November 30, 2009 was $889,000 and $831,000 for non-factored accounts receivables.

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

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. To date, we have not had to recognize any impairment related to the goodwill or intangible assets of our Joe's® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

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

        Our annual impairment testing date is September 30 of each year. For fiscal 2010, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

Stock Based Compensation

        We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation" and "Note 7—Stockholders' Equity—Stock Incentive Plans" for additional discussion.

Recent Accounting Pronouncements

        In December 2007, the FASB issued a standard on business combinations that significantly changes the accounting for business combinations. Under the standard, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and includes a substantial number of new disclosure requirements. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. The adoption of this standard had no impact on our financial statements and we do not expect that this standard will have any impact on our financial statements unless we enter into an applicable transaction in the future.

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

        In December 2009, we adopted an update to a standard related to determining whether instruments granted in share-based payment transactions are participating securities. This update defines unvested share-based payment awards that contain non-forfeitable rights to dividends as participating securities that should be included in computing EPS using the two-class method. Certain of our non-vested restricted stock awards previously granted qualify as participating securities. As required, all current and prior period EPS were evaluated. The adoption did not have a material impact on our EPS.

        In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, we will no longer disclose the date through which we evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements. This change addresses practice issues for us with respect to processes around issuing financial statements and SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised—for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We have adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on our financial statements.

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

Foreign Currency Exchange Rates

        Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars. However, we sell a limited amount of our products to certain countries in Euros. We currently do not hedge our exposure to changes in foreign currency exchange rates as the amount of products sold would not be significantly impacted by rate fluctuations. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations in the future.

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

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2010.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited Joe's Jeans Inc. and subsidiaries' (the "Company") internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joe's Jeans Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Joe's Jeans Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Joe's Jeans Inc. and subsidiaries as of November 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2010 and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 10, 2011

ITEM 9B.    OTHER INFORMATION

        We did not fail to file any reports required to be filed on Form 8-K for the last fiscal quarter.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to our directors and executive officers and their ages and positions as of February 10, 2011, is as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	69	Chairman of the Board of Directors	1998
Marc B. Crossman	39	Chief Executive Officer, President, and Director	1999
Hamish Sandhu	49	Chief Financial Officer	N/A
Joseph M. Dahan	43	Creative Director and Director	2007
Kelly Hoffman(2)(3)	53	Director	2004
Thomas O'Riordan(1)(2)(3)	54	Director	2006
Suhail R. Rizvi(1)(2)(3)	45	Director	2003
Kent Savage(1)(3)	49	Director	2003

(1)
Member of the Audit Committee

(2)
Member of the Compensation and Stock Option Committee

(3)
Member of the Nominating and Governance Committee

        Samuel J. (Sam) Furrow has served as Chairman of our Board of Directors since October 1998. Mr. Furrow became a member of our Board of Directors in April 1998 and served as our Chief Executive Officer from October 1998 until December 2000. Mr. Furrow also has been Chairman of the Board of Furrow Auction Company, a real estate and equipment sales company with its headquarters in Knoxville, Tennessee, since April 1968; Chairman of Furrow—Justice Machinery Corporation, a six-branch industrial and construction equipment dealer, since 1983; owner of Knoxville Motor Company—Mercedes Benz and Land Rover of Knoxville since December 1980 and July 1997, respectively. Mr. Furrow received his undergraduate and J.D. degrees from the University of Tennessee. Sam Furrow is the father of our former Chief Executive Officer and Director, Samuel J. (Jay) Furrow, Jr. Due to Mr. Furrow's extensive background as a business owner and operator, he brings substantial business experience and leadership to the Board of Directors, as well as offering advice and guidance to our management team.

        Marc B. Crossman has served as our Chief Executive Officer since January 2006, our President since September 2004 and a member of our Board of Directors since January 1999. From March 2003 until August 2007, Mr. Crossman served as our Chief Financial Officer. From January 1999 until March 2003, Mr. Crossman served as a Vice President and Equity Analyst with J.P. Morgan Securities Inc. From September 1997 until January 1999, Mr. Crossman served as a Vice President and Equity Analyst with CIBC Oppenheimer Corporation. Mr. Crossman received his B.S. degree in Mathematics from Vanderbilt University. With Mr. Crossman's background as an equity analyst and his tenure with the Company and a member of the Board of Directors since 1999, Mr. Crossman provides strategic guidance and experience for all aspects of our operations, including our capital and strategic matters.

        Joe Dahan has served as the president and head designer for our Joe's Jeans subsidiary since its formation in February 2001, and as Creative Director and a member of our Board of Directors since October 2007. Mr. Dahan is responsible for the design, development and marketing of Joe's products.

From 1996 until 2001, Mr. Dahan was the head designer for Azteca Production International, Inc., or Azteca, where he was responsible for the design, development and merchandising of product lines developed by Azteca, a manufacturer of branded and private label denim products. From 1989 until 1996, Mr. Dahan was engaged in the design and development of apparel products for a company of which he was an owner and operator. Mr. Dahan's significant experience in the apparel industry brings expertise related to the creative and strategic direction of our brand from season to season and our operational matters.

        Kelly Hoffman has served as a member of our Board of Directors since June 2004. Since April 2008, Mr. Hoffman has served as President of Victory Park Resources, a privately held exploration and production company specializing in the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. From 1998 until September 2009, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a technology and new media company. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration. Mr. Hoffman's experience with starting up and running various companies has provided us with practical knowledge and guidance on operations.

        Thomas O'Riordan has served as a member of our Board of Directors since April 2006. Since January 2010, Mr. O'Riordan has served as Chief Operating Officer of CHEP USA, a global leader in pallet and container pooling services serving many of the world's largest companies. From August 2009 to January 2010 and from 1988 to 1995, Mr. O'Riordan served as President of Tom O'Riordan & Associates, a sales and marketing company focused on the athletic footwear, apparel and sporting goods industries. Prior to that, from March 2007 to July 2009, Mr. O'Riordan served as Chief Executive Officer of American Sporting Goods Corporation, a privately held manufacturer and retailer of athletic footwear with such brands as And1, Avia, Ryka, Yukon, Triple 5 Soul, NSS and Nevados. From 2004 to 2007, Mr. O'Riordan acted in an executive consulting and advisory capacity to the senior management team of Fila Holding Company, a publicly traded manufacturer and retailer of branded footwear, apparel and accessories, and to other investment advisors and funds in the retail and consumer products sector. From 1999 to 2004, Mr. O'Riordan served in various executive management capacities with Fila Holding Company, ultimately serving as Chief Executive Officer from 2003 to 2004. From 1995 until 1998, Mr. O'Riordan served as Director of Operations of Adidas America, a publicly traded manufacturer and retailer of branded athletic footwear, apparel and accessories. Mr. O'Riordan began his career in sales for Brooks Shoe Company. Mr. O'Riordan received his B.S. degree in Marketing and Management from Rider University. Mr. O'Riordan's retail, apparel and footwear industry knowledge enables him to offer advice and guidance to our management as we grow our operations and open retail stores.

        Suhail R. Rizvi has served as a member of our Board of Directors since April 2003. Since 2004, Mr. Rizvi has served as founder and Chief Investment Officer of Rizvi--Traverse Management LLC and other related funds. Mr. Rizvi has over twenty years of private equity investing experience for his own account and as a fiduciary for institutional investors through various entities or funds as founder, principal or manager. Mr. Rizvi also serves on the Board of Directors of Summit Entertainment LLC, International Creative Management, Inc., Ziegler Capital Management and Key Air. Mr. Rizvi received his B.S. degree in Economics from the Wharton School of the University of Pennsylvania and sits on the Wharton Undergraduate Executive Board. Mr. Rizvi's experience as an executive and private equity investor brings strong financial and strategic expertise to our Board and management to assist in achieving stockholder value.

        Kent Savage has served as a member of our Board of Directors since July 2003. Since June 2006, Mr. Savage has served as Founder and CEO of Famecast, Inc., a privately held interactive branded entertainment and contest management company. Beginning in June 2005, Mr. Savage consulted with Famecast, Inc. on all aspects of the company's founding. From January 2004 until June 2005, Mr. Savage served as Chief Executive Officer for Digital Lifestyles Group, Inc. (DLFG.PK), a publicly traded manufacturer and distributor of personal computers. Between February 2003 and January 2004, Mr. Savage served in various consulting capacities to start-up companies. From September 2002 until February 2003, Mr. Savage served as co-founder, Chief Sales and Marketing Officer for TippingPoint Technologies (NASDAQ: TPTI), which was acquired by 3Com. From February 1999 until August 2001, Mr. Savage served as co-founder, CEO and President for Netpliance, Inc. From April 1998 until February 1999, Mr. Savage served as General Manager, Broadband for Cisco Systems Inc. Service Provider Line of Business. From July 1996 until April 1998, Mr. Savage served as Vice President, Sales and Marketing for NetSpeed, Inc. Mr. Savage received his B.S. degree in Business from Oklahoma State University, attended University of Virginia's Executive Leadership Program, and received his M.B.A. degree from Southern Methodist University. Mr. Savage's extensive experience as an officer and director at other public companies brings valuable experience and insight regarding our financial and accounting matters to lead our Audit Committee.

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

        Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the year ended November 30, 2010, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis, except as follows: one Form 4 for Sam Furrow relating to one individual sale transaction that was not timely filed and two Form 4s for Tom O'Riordan relating to six individual sale transactions that were not timely filed.

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

        In keeping with these objectives, our goal is to (1) align the interests of the executive officers with the interests of our stockholders, (2) ensure the long-term commitment of our management team, and (3) ensure accountability for both our overall performance and the individual's performance and contribution.

        In setting the level of cash and equity compensation, the Compensation Committee of our Board of Directors considers various factors, including our overall performance and the individual's performance during the year, the uniqueness and relative performance of the executive's skill set, the expected future contribution to us and competitive conditions.

Elements of Compensation

        Our compensation structure for our Named Executive Officers consists of a combination of (1) base salary, (2) long-term incentive awards (equity awards), (3) company paid benefits, and (4) discretionary bonuses. The Compensation Committee also takes into account certain change in control provisions available to our Named Executive Officers.

        Both of Mr. Crossman, our President and Chief Executive Office, and Mr. Dahan, our Creative Director, have employment agreements. Mr. Sandhu is an at-will employee. Mr. Sandhu was given an employment offer letter in connection with his offer of employment as our Chief Financial Officer in August 2007.

  Engagement of Compensation Consultant

        In September 2007, our Compensation Committee engaged a compensation consultant, Mercer Human Resources Consulting, to serve as an independent advisor to the Compensation Committee to conduct a review of the compensation for our Chief Executive Officer and non-employee Directors, examine the pay level and practices of a group of peer companies similar in terms of size and industry, highlight trends in such compensation and provide recommendations regarding our practices. Mercer prepared for our Compensation Committee a competitive analysis of compensation utilizing comparable company compensation data, including size and industry appropriate survey data and advice around short and long-term incentive programs. The information prepared by Mercer provided the Compensation Committee with data to allow them to evaluate and determine an appropriate amount for a bonus and equity award grant for our Chief Executive Officer for fiscal 2007 and compensation for non-employee directors. More particularly, this information provided the basis for discussion of compensation for inclusion in the employment agreement for fiscal 2008 for our Chief Executive Officer and was utilized in connection with evaluating compensation for non-employee directors.

        The peer companies selected for comparison purposes included other apparel, footwear and accessories companies of a comparable size with publicly available information. The companies in the peer group selected in 2007 were as follows: True Religion; Cutter & Buck; Lacrosse Footwear; Iconix Brand Group; Everlast Worldwide; Sport-Haley; Chaus; Cygne Designs; Isaacs IC & Co.; Nitches; Cherokee; and People's Liberation.

        The information presented included data for the 75th percentile, 50th percentile, and 25th percentile. Our Compensation Committee determined that based upon the data presented, the total direct compensation for our Chief Executive Officer in prior years was just below the 25th percentile due to a lack of cash bonus opportunity. Thus, the Compensation Committee believed that a cash bonus would be an important element of compensation for our Chief Executive Officer.

  Base Salary

        Our Compensation Committee reviews base salary for Chief Executive Officer on an annual basis, and for fiscal 2008 considered the recommendation by the Chief Executive Officer for the other Named Executive Officers other than the Chief Executive Officer. The Compensation Committee utilized the data from Mercer as a basis for the discussion of our Chief Executive Officer's salary for fiscal 2008. In fiscal 2008, our Chief Executive Officer's base salary was increased to $429,300, which represented the amount in the 50th percentile of the peer group companies. Our Chief Executive Officer's base salary has remained unchanged since fiscal 2008.

  Bonuses

        Historically, the Compensation Committee did not grant a bonus to our Chief Executive Officer. Recognizing the importance of this element of compensation, in fiscal 2008, the Compensation Committee included in Mr. Crossman's employment agreement a bonus provision which targeted his bonus at 50 percent of his base salary based upon certain discretionary performance measures. The Compensation Committee discussed the formal criteria for Mr. Crossman's 2008 performance measures noting that the performance measures set for this fiscal year would be utilized in future fiscal years. The Committee discussed various methods of measurement noting that the following were drivers to our overall performance. Those methods of measurement included Earnings Before Income, Taxes and Depreciation (EBITDA), net profits, store performance, net sales, gross margins and inventory. After this discussion, the Compensation Committee decided to utilize EBITDA and net sales weighted equally as the performance measures for Mr. Crossman's bonus for fiscal 2010. Based upon these performance measures, the Compensation Committee noted that Mr. Crossman had met certain performance measures on both EBITDA and net sales and thus utilizing the bonus target of $375,000 from fiscal 2009, Mr. Crossman was awarded a bonus of $328,125 for fiscal 2010.

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

        Based upon this data, Mr. Crossman's employment agreement contained a provision which set forth his long-term incentive compensation through a grant of restricted stock or restricted stock units pursuant to the 2004 Incentive Plan with a fair market value equal to 100 percent of his base salary. For fiscal 2010, Mr. Crossman received a grant of restricted stock in the amount of 260,182 shares that vest 1/3 on each anniversary date of the grant in 2012, 2013 and 2014, respectively. Mr. Dahan and Mr. Sandhu, our other Named Executive Officers, each received a grant of restricted stock units, or RSUs, in the amount of 181,818 and 69,545, respectively, that vest in an amount equal to 1/8 of the total grant on June 18, 2011 and thereafter every six months until the Restricted Common Stock Units, or RSUs, are fully vested on December 18, 2014.

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

  Relationship Between Elements and Objectives

        In determining the total amount and mixture of the compensation package for our Chief Executive Officer, our Compensation Committee subjectively considers individual performance, including past and expected contributions, overall performance of the company as a whole, long-term goals and such other factors as our Compensation Committee determines appropriate. The use of both cash compensation (salary and bonus) and long-term compensation (equity awards) achieves the objectives of attracting, motivating and retaining our Chief Executive Officer, other Named Executive Officers and employees. Long-term compensation realized through the use of equity awards achieves the objectives of aligning management's interests with stockholders' interests and ensuring the long-term commitment of the management team. For fiscal 2010, the Compensation Committee considered, evaluated and discussed the data presented to provide the basis for its discussion and decision regarding compensation.

  Executive Management's Involvement in Compensation Policies

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

  Tax Considerations

        We generally intend to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year and approved by "outside directors" within the meaning of Section 162(m). Certain payments to an executive exceeded the $1 million limit and did not otherwise meet the requirements of Section 162(m). Thus, such payments will not be deductible.

  Pension Benefits

        We do not provide any pension benefits to any of our Named Executive Officers or employees.

  Nonqualified Deferred Compensation

        We do not provide any non-qualified deferred compensation to any of our Named Executive Officers or employees.

Executive Officer Compensation

        The following table provides certain summary information concerning the compensation earned by our Named Executive Officers in the position of the Principal Executive Officer, Principal Financial Officer, and Creative Director for services rendered in all capacities to us for the fiscal year ended November 30, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock awards(1)		All other compensation(2)		Total
Marc Crossman	2010	$429,000		$328,000	$—		$55,000		$812,000
Chief Executive Officer and	2009	429,000		375,000	527,000	(4)	58,000		1,389,000
President	2008	429,000	(3)	325,000	429,000	(5)	55,000		1,238,000
Hamish Sandhu	2010	255,000		—	—		36,000		291,000
Chief Financial Officer	2009	255,000		—	108,000	(6)	27,000		390,000
	2008	207,000		—	82,000	(7)	11,000		300,000
Joseph Dahan	2010	300,000		250,000	—		1,818,000	(10)	2,368,000
Creative Director	2009	300,000		—	319,000	(8)	1,719,000	(10)	2,338,000
	2008	300,000		—	300,000	(9)	1,750,000	(10)	2,350,000

(1)
Represents restricted common stock and restricted common stock units, or RSUs, issued pursuant to our 2004 Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), later codified in Accounting Standards Codification 718, or ASC 718. For a discussion on the assumptions made regarding the valuation of the stock awards and option awards, please see "Note 7—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

(2)
The following table details the components of this column.

Name and principal position	Year	Benefit of company paid health insurance(a)	Benefit of company paid life insurance(a)	Unused vacation payout(b)	401(k) match	Contingent consideration(c)	Total
Marc Crossman	2010	$16,000	$—	$33,000	$6,000	$—	$55,000
	2009	15,000	7,000	31,000	5,000	—	58,000
	2008	15,000	—	35,000	5,000	—	55,000
Hamish Sandhu	2010	19,000	—	12,000	5,000	—	36,000
	2009	16,000	—	6,000	5,000	—	27,000
	2008	4,000	—	3,000	4,000	—	11,000
Joseph Dahan	2010	16,000	—	17,000	—	1,785,000	1,818,000
	2009	15,000	—	32,000	—	1,672,000	1,719,000
	2008	10,000	—	17,000	—	1,723,000	1,750,000

(a)
This amount represents health and life insurance premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

(b)
This amount represents a payout for earned but unused vacation at the Named Executive Officers daily rate. In accordance with our employee handbook, all regular full-time employees are eligible to be paid out for earned but unused vacation at the end of each fiscal year.

(c)
This amount represents contingent consideration payments paid to Mr. Dahan in connection with the merger agreement with JD Holdings. The payments are not part of his employment agreement, but included in the merger agreement and he is entitled to the payments irrespective of his employment status.
(3)
Includes a $35,000 payment made subsequent to the fiscal year that represents an increase in base salary retroactive to December 1, 2007 in connection with the execution of an employment agreement in the second quarter of fiscal 2008.

(4)
The restricted common stock was granted to Mr. Crossman on October 8, 2009 and November 9, 2009 and vest one-third on each year thereafter from the date of grant. This figure represents the remaining amount to vest.

(5)
The RSUs were granted to Mr. Crossman on November 6, 2008 and vest on November 6, 2011. This figure represents the remaining amount to vest.

(6)
The RSUs were granted to Mr. Sandhu on October 8, 2009 and vest as follows: one-eighth of the shares began vesting on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

(7)
The RSUs were granted to Mr. Sandhu on November 6, 2008 and vest as follows: one-eighth of the shares began vesting on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

(8)
The RSUs were granted to Mr. Dahan on October 8, 2009 and vest as follows: one-eighth of the shares began vesting on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

(9)
The RSUs were granted to Mr. Dahan on November 6, 2008 and vest as follows: one-eighth of the shares vest on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

(10)
For a discussion on the contingent consideration payments, please see "Employment Agreements—Joseph Dahan."

Grants of Plan-Based Awards

        Our Named Executive Officers did not receive any awards pursuant to our 2004 Stock Incentive Plan in fiscal 2010. Rather, the grants of plan based awards were made in January 2011.

Outstanding Equity Award at Fiscal Year-End

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2010:

	Option awards					Stock awards
	Number of securities underlying unexercised options		Number of securities underlying unexercised options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards:		Equity incentive plan awards:
Name	Exercisable		Unexercisable					Number of unearned shares, units or other rights that have not vested		Market or payout value of unearned shares, units or other rights that have not vested
Marc Crossman								408,857	(1)	$650,083
								260,182	(2)	$413,689
	10,000	(3)		$1.00	17-Apr-12
	7,874	(3)		$1.27	27-Nov-12
	200,000	(3)		$1.63	3-Sep-14
Hamish Sandhu								135,625	(4)	$215,644
								93,750	(5)	$149,063
								37,500	(6)	$59,625
Joseph Dahan								398,125	(4)	$633,019
								341,250	(5)	$542,588

(1)
These shares vest as follows: (i) 156,485 shares vest on October 8, 2011 and 47,944 shares vest on November 9, 2011; and (ii) 156,484 shares vest on October 8, 2012 and 47,944 shares vest on November 9, 2012, respectively. This figure represents the remaining amount to vest.

(2)
These RSUs vest on November 6, 2011. This figure represents the remaining amount to vest.

(3)
Each of these grants of stock options are fully vested and were fully vested as of the following dates: April 17, 2003, November 27, 2003 and September 3, 2005, respectively. This figure represents the remaining amount to vest.

(4)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2010 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

(5)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2009 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

(6)
On December 18, 2007, Mr. Sandhu elected to forfeit and cancel his stock option award in exchange for a grant of 100,000 restricted common stock units on the same terms and conditions granted to other non-officer employees. The restricted common stock units are scheduled to vest every six months over a four year period after December 18, 2007. Mr. Sandhu's stock option award was scheduled to vest on a monthly basis over a two year period on the 27th day of each month beginning on September 27, 2007. This figure represents the remaining amount to vest.

Option Exercises and Stock Vested

        There were 1,475,641 option exercises by our Named Executive Officers in our fiscal year ended November 30, 2010. During fiscal 2010, 818,478 shares of restricted stock or RSUs vested for our Named Executive Officers.

	Stock Awards
Name	Number of shares acquired on Exercise (#)	Value Realized on Exercise ($)
Marc Crossman	1,818,869	$3,665,000
Hamish Sandhu	81,875	$151,000
Joseph Dahan	393,375	$773,000

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

        Should we terminate Mr. Dahan's employment for Cause or Disability, we would only be required to pay him through the date of termination. We may terminate Mr. Dahan's employment without Cause at any time upon two weeks' notice, provided that we pay him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan may terminate his employment for Good Reason at any time within 30 days written notice. "Good Reason" is defined as (i) a material breach of the employment agreement by us that is not cured within 30 days of written notice; or (ii) Mr. Dahan's decision to terminate employment at any time after 18 months following a Change in Control. A "Change in Control" is defined as (i) the sale or disposal of all or substantially all of the assets; (ii) the merger or consolidation with another company provided that our stockholders as a group no longer own at least 50 percent of the voting power of the surviving corporation; (iii) any person or entity becoming the beneficial owner of 50 percent or more of our combined voting power; or (iv) the approval by our stockholders to liquidate or dissolve. In the event that Mr. Dahan terminates his employment for Good Reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Further, Mr. Dahan may terminate his employment for any reason upon ten business days' notice and only be entitled to his salary as of the date of termination on a pro rata basis.

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

Potential Payments Upon Termination or Change in Control

        The following table reflects the amounts that would be paid if a change in control or other termination event occurred on November 30, 2010 and our stock price per share was the closing market price as of that date. The closing market price of our common stock on November 30, 2010 was $1.59.

Termination Scenario (11/30/10)	Marc Crossman	Hamish Sandhu	Joseph Dahan
Without Cause or for Good Reason(1)(2)(3) (within 18 months following Change in Control)
Severance pay(a)	$1,561,000	$127,500	$394,000
Health benefits continuation(b)	31,000	—	31,000
Unvested restricted stock or RSUs(4)	1,064,000	424,000	1,176,000

Total	$2,656,000	$551,500	$1,601,000
Without Cause or for Good Reason(1)(2) (no Change in Control)
Severance pay(a)	$1,561,000	$—	$394,000
Health benefits continuation (b)	31,000	—	31,000
Unvested restricted stock or RSUs (4)	1,064,000	424,000	1,176,000

Total	$2,656,000	$424,000	$1,601,000
Change in Control—assuming no termination
Severance pay	$—	$—	$—
Unvested restricted stock or RSUs(4)	1,064,000	424,000	1,176,000

Total	$1,064,000	$424,000	$1,176,000
Without Just Cause, Death or Disability
Unvested restricted stock or RSUs(4)	$1,064,000	$424,000	$1,176,000

Total	$1,064,000	$424,000	$1,176,000

(1)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Joseph M. Dahan" for a further discussion of the terms under which such benefits would be payable for Mr. Dahan.

(a)
Represents the amount of salary at Mr. Dahan's current rate of $300,000 that would have been paid pursuant to his employment agreement from November 30, 2010 until October 25, 2012.

(b)
Represents the anticipated cost of health insurance benefits for a period of one year following termination based upon amounts paid in fiscal 2010 for Mr. Dahan.

(2)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Marc Crossman" for a further discussion of the terms under which such benefits would be payable for Mr. Crossman.

(a)
Represents the amount of salary at Mr. Crossman's current rate of $429,300 that would have been paid pursuant to his employment agreement from November 30, 2010 until November 30, 2012.

(b)
Represents the anticipated cost of health insurance benefits for a period of one year following termination based upon amounts paid in fiscal 2010 for Mr. Crossman.

(3)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—Hamish Sandhu" for a further discussion of the terms under which such benefits would be payable for Mr. Sandhu. Represents the amount of salary at Mr. Sandhu's current rate of $255,000 that would have been paid pursuant to his employment offer letter from November 30, 2010 until May 31, 2011.

(4)
See "Employment Contracts and Termination of Employment and Change in Control Arrangements—2004 Stock Incentive Plan, Restricted Stock Agreement and Restricted Stock Unit Awards." Represents the fair market value of the acceleration of vesting of all outstanding awards pursuant to the 2004 Stock Incentive Plan and applicable agreements based upon the closing market price of our common stock on November 30, 2010 at $1.59.

Director Compensation

        Historically, our non-employee directors have been compensated for service through an equity grant. Our directors are not compensated in any other manner, however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the Director's schedule permits such attendance. Attendance in person is not required, but we try to accommodate schedules in planning the date and encourage our directors and director nominees to attend the annual meeting of stockholders. In fiscal 2010, all directors attended our annual meeting in person. Consistent with its past practices, on October 26, 2010, the Compensation Committee of the Board approved grants of RSUs with a fair market value of $70,000 to each non-employee director, which the non-employee director had the option to elect all RSUs or 1/3 of the fair market value in cash the 2/3 in RSUs in order to pay certain personal income tax obligations that each would incur as a result of the grant. The following non-employee directors each received 39,548 RSUs: Sam Furrow and Suhail Rizvi. The following non-employee directors each received 26,366 RSUs and $23,333 in cash: Kelly Hoffman and Kent Savage and Tom O'Riordan received $70,000 as a cash retainer. The RSUs vest and the cash amounts are paid on a quarterly basis over the course of 12 months. This amount was determined based upon the peer group analysis and was in the 50th percentile of peer group companies.

Name	Fees earned or paid in cash	Stock Awards(1)	Total
Sam Furrow	$—	$70,000	$70,000
Kent Savage	23,333	46,667	70,000
Tom O'Riordan	70,000	—	70,000
Suhail Rizvi	—	70,000	70,000
Kelly Hoffman	23,333	46,667	70,000

	$116,666	$233,334	$350,000

(1)
Represents 39,548 or 26,366 shares of RSUs granted to our non-employee directors on October 26, 2010 pursuant to the 2004 Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance ASC 718. The RSUs vest on a quarterly basis over a 12 month period with the first tranche vested on January 26, 2011. For a discussion on the assumptions made regarding the valuation of the stock awards, please see "Note 7—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements.

 COMPENSATION COMMITTEE REPORT

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.

        Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully Submitted by the Compensation Committee of the Board of Directors,
Tom O'Riordan (Chairman) Kelly Hoffman Suhail Rizvi

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

        The following table provides information as of February 10, 2011 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5 percent of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

        Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 64,440,541 shares outstanding as of February 10, 2011. The address for the officers and directors is our corporate office located at 2340 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman	1,464,842	(1)	2.27%
Chief Executive Officer, President and Director
Hamish Sandhu	109,996	(2)	*
Chief Financial Officer
Joseph M. Dahan	11,294,816	(3)	17.53%
Creative Director and Director
Samuel J. (Sam) Furrow	1,886,738	(4)	2.92%
Chairman of Board of Directors
Kelly Hoffman	108,171	(5)	*
Director
Tom O'Riordan	90,664		*
Director
Suhail R. Rizvi	59,887	(6)	*
Director
Kent Savage	319,220	(7)	*
Director
MFC Global Investment Management (U.S.), LLC	5,110,000	(8)	7.93%

101 Huntington Avenue Boston, Massachusetts 02199
All directors and executive officers, as a group (8 persons)	15,334,334		23.29%

*
Represents beneficial ownership of less than 1%.

(1)
Includes (i) 1,196,968 shares held for Mr. Crossman's personal account including (a) 260,182 shares of restricted common stock which vest ratably as follows: one-third on January 3, 2012; one-third on January 3, 2013; and one-third on January 3, 2014; (b) 312,969 shares of restricted common stock which vest ratably as follows: one-third on October 8, 2011; and one-third on October 8, 2012; and (c) 95,888 shares of restricted common stock which vest ratably as follows: one-third on November 6, 2011; and one-third on November 6, 2012 (ii) 50,000 shares held for the accounts in trust for Mr. Crossman's minor children, which Mr. Crossman's father is the trustee; and (iii) 217,874 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman's personal account. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children. Excludes the following shares not exercisable or vested within 60 days: (i) 260,182 RSUs which vest on November 6, 2011.

(2)
Excludes the following shares not exercisable or vested within 60 days: 285,795 shares of RSUs held for Mr. Sandhu's personal account which vest over a four year period and are issued ratably every six months on December 18 and June 18 of the respective years.

(3)
Includes (i) 11,286,758 shares held for the personal account of Mr. Dahan; and (ii) 8,058 shares held for the account of Mr. Dahan's spouse. Excludes the following shares not exercisable or vested within 60 days: (i) 796,068 RSUs held for Mr. Dahan's personal account which vest and are issued ratably every six months on December 18 and June 18 of the respective years after the grant; and (ii) 39,772 RSUs held for the account of Mr. Dahan's spouse which vest and are issued ratably every six months on December 18 and June 18 of the respective years after the grant. Mr. Dahan disclaims beneficial ownership of shares held for the account of his spouse.

(4)
Includes (i) 1,795,872 shares held for the personal account of Mr. Furrow; (ii) 15,300 shares held for the account of Mr. Furrow's spouse; (iii) 75,566 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options. Excludes the following shares not exercisable or vested within 60 days: (i) 29,661 RSUs held for Mr. Furrow's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 26, 2011 and thereafter until the shares are fully vested on October 26, 2011. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 1,755,984 shares of common stock held in his personal account.

(5)
Includes (i) 58,171 shares held for Mr. Hoffman's personal account; and (ii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman's personal account. Excludes 19,774 RSUs held for Mr. Hoffman's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 26, 2011 and thereafter until the shares are fully vested on October 26, 2011.

(6)
Includes (i) 9,887 shares held for the personal account of Mr. Rizvi; (ii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi's personal account. Excludes 29,661 RSUs held for Mr. Rizvi's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 26, 2011 and thereafter until the shares are fully vested on October 26, 2011.

(7)
Includes (i)158,970 shares held for the personal account of Mr. Savage; (ii) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (iii) 150,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage's personal account. Excludes 19,774 RSUs held for Mr. Savage's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on January 26, 2011 and thereafter until the shares are fully vested on October 26, 2011. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

(8)
MFC Global Investment Management (U.S.), LLC has sole voting and dispositive power to dispose power over shares of common stock beneficially owned, of which John Hancock Small Cap Intrinsic Value Fund owns directly 4,770,000 shares. Through its parent-subsidiary relationship to MFC Global (U.S.), Manulife Financial Corporation may be deemed to have beneficial ownership of these same shares. This information is based upon a Schedule 13G/A filed with the SEC on February 12, 2010.

Equity Compensation Plan Information

        The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2010, which includes our 2004 Stock Incentive Plan and our 2000 Director Stock

Incentive Plan. We stopped granting options under our 2000 Director Stock Incentive Plan after the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)
2004 Incentive Plan	775,000	$4.03	3,748,191
2000 Director Plan	93,290	$1.16	N/A	(2)

	868,290	$3.73	3,748,191

(1)
See "2004 Stock Incentive Plan" and "2000 Director Stock Incentive Plan" described in "Notes to Consolidated Financial Statements—Note78—Stockholders' Equity—Stock Incentive Plans" for a further description of our equity compensation plans.

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

Joe Dahan

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

        For fiscal 2010, 2009 and 2008, payments of $1,785,000, $1,672,000 and $1,723,000, respectively, were made to Mr. Dahan.

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

  Albert Dahan

        In April 2009, Joe's entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe's where he acts as a sales person for Joe's. The agreement may be terminated at any time for any reason or no reason with or without notice. For fiscal 2010, 2009 and 2008, payments of $719,000, $413,000 and $0, respectively, were made to Mr. Albert Dahan under this arrangement.

        Effective as of June 1, 2009, Joe's entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity which Mr. Albert Dahan holds an interest where he has voting control over the entity. Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC will pay to Joe's a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter. The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal. Kids LLC advanced $1,000,000 as a payment against the first year's guaranteed minimum royalties. This amount has been reflected under the caption of "Deferred Licensing Revenue" on the Condensed Consolidated Balance Sheets. Joe's expects to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater. Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. For fiscal 2010, 2009 and 2008, advanced payments of $610,000, $450,000 and $0, respectively, have been recognized as income.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        For the fiscal years ended November 30, 2010 and 2009, E&Y billed the approximate fees as described below.

Audit Fees

        Fees for audit services totaled approximately $430,000 for the year ended November 30, 2010 and $532,000 for the year ended November 30, 2009, including fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, and assistance with and review of registration statements filed with the SEC including consents and comfort letters related to registration statements for equity issuances and our stock incentive plan.

Audit-Related Fees

        There were no fees for audit-related services for the years ended November 30, 2010 and 2009.

Tax Fees

        Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $100,000 for the year ended November 30, 2010 and $148,000 for the year ended November 30, 2009.

All Other Fees

        There were no other fees for the years ended November 30, 2010 and November 30, 2009.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed as a part of this Annual Report:

        1 and 2. Financial Statements and Financial Statement Schedules

(a) 3.    Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007
3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993
10.1	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007
10.2	Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007
10.3	Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.4	Inventory Security Agreement dated August 20, 2002 between Joe's Jeans Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.5	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003
10.7	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000
10.8	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009
10.12	Offer Letter by and between Innovo Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2007
10.13
	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc. (formerly Joe's Jeans Inc.), Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2007
10.14	Amendment to Guaranty Agreement by and between Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2007

Exhibit Number	Description	Document if Incorporated by Reference
10.16	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007
10.17	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007
10.18	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007
10.19	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008
10.20	Letter Agreement with Pixior LLC	Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 30, 2008 filed on April 29, 2009
10.21	Global Customer Surcharge Letter Agreement with The CIT Group/Commercial Services, Inc. dated March 11, 2009	Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2009
10.22	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009
10.23	Agreement with Dependable Distribution Centers dated January 8, 2010	Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 30, 2009 filed on February 3, 2010
10.25	Form of Stock Option Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended February 28, 2010 filed on April 8, 2010
10.26	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc., Joe's Jeans Inc. and The CIT Group/Commercial Services, Inc. dated May 5, 2010	Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2010
10.27	Gross Lease Agreement by and between Mass Transit Properties LLC and Joe's Jeans Inc.	Filed herewith
14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*
We have omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Commission copies of any of the omitted schedules and exhibits upon request.

Joe's Jeans Inc. and Subsidiaries

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Joe's Jeans Inc. and subsidiaries, (the "Company"), as of November 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joe's Jeans Inc. and subsidiaries' internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 10, 2011

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2010	November 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$6,410	$13,195
Accounts receivable, net	2,374	1,731
Inventories, net	30,245	22,887
Due from related parties	38	210
Deferred income taxes, net	3,225	4,893
Prepaid expenses and other current assets	1,092	805

Total current assets	43,384	43,721
Property and equipment, net	5,721	3,162
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,179	4,806
Other assets	349	99

Total assets	$81,469	$79,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,373	$13,590
Due to factor	4,972	3,129
Deferred licensing revenue	—	615
Due to related parties	333	254

Total current liabilities	15,678	17,588
Deferred rent	918	530

Total liabilities	16,596	18,118
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 64,131 shares issued and 63,859 outstanding (2010) and 61,494 shares issued and 61,354 outstanding (2009)	6,415	6,151
Additional paid-in capital	104,364	103,605
Accumulated deficit	(42,849)	(45,450)
Treasury stock, 272 shares (2010) and 140 shares (2009)	(3,057)	(2,800)

Total stockholders' equity	64,873	61,506

Total liabilities and stockholders' equity	$81,469	$79,624

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended
	November 30, 2010	November 30, 2009	November 29, 2008
Net sales	$98,176	$80,116	$69,174
Cost of goods sold	51,963	40,331	36,543

Gross profit	46,213	39,785	32,631

Operating expenses
Selling, general and administrative	39,349	30,726	26,161
Depreciation and amortization	843	536	350

	40,192	31,262	26,511

Operating income	6,021	8,523	6,120
Interest expense	(464)	(388)	(633)

Income before taxes	5,557	8,135	5,487
Income tax provision (benefit)	2,956	(16,385)	585

Net income	$2,601	$24,520	$4,902

Earnings per common share—basic	$0.04	$0.41	$0.08

Earnings per common share—diluted	$0.04	$0.40	$0.08

Weighted average shares outstanding
Basic	62,362	60,053	59,420
Diluted	64,505	61,121	59,671

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 30, 2007	59,862	$5,988	$102,056	$(74,872)	$(2,776)	$30,396
Net income	—	—	—	4,902	—	4,902
Stock-based compensation, net of withholding taxes	—	—	798	—	—	798
Stock repurchase	—	—	—	—	(24)	(24)
Issuance of restricted common stock	71	7	(7)	—	—	—
Exercise of stock options	13	1	12	—	—	13

Balance, November 30, 2008	59,946	5,996	102,859	(69,970)	(2,800)	36,085
Net income	—	—	—	24,520	—	24,520
Stock-based compensation, net of withholding taxes	—	—	844	—	—	844
Issuance of restricted common stock	1,548	155	(155)	—	—	—
Excess tax benefit on stock-based compensation	—	—	57	—	—	57

Balance, November 30, 2009	61,494	6,151	103,605	(45,450)	(2,800)	61,506
Net income	—	—	—	2,601	—	2,601
Stock-based compensation, net of withholding taxes	—	—	801	—	—	801
Stock repurchase	—	—	—	—	(257)	(257)
Exercise of warrants	566	57	596	—	—	653
Exercise of stock options	110	11	39	—	—	50
Net settled options exercised	832	83	(83)	—	—	—
Taxes on net settled options exercised	—	—	(653)	—	—	(653)
Issuance of restricted common stock	1,129	113	(113)	—	—	—
Excess tax benefit on stock-based compensation	—	—	172	—	—	172

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2010	November 30, 2009	November 30, 2008
Net income	$2,601	$24,520	$4,902
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	843	536	350
Stock-based compensation	1,671	1,069	842
Excess tax benefit on stock-based compensation	172	57	—
Release of valuation allowance for deferred tax assets	—	(20,291)	—
Provision for non-factored customer credits and doubtful accounts	58	171	8
Decrease in deferred taxes	2,295	—	—
Decrease in valuation allowance of deferred taxes	—	992	—
Changes in operating assets and liabilities:
Accounts receivable	(701)	(1,037)	(70)
Inventories	(7,358)	(616)	(1,468)
Prepaid expenses and other assets	(537)	(497)	(125)
Accounts payable and accrued expenses	(3,217)	4,962	840
Due to/from related parties	251	(161)	(943)
Deferred revenue	(615)	615	—
Deferred rent	388	279	251

Net cash (used in) provided by operating activities	(4,149)	10,599	4,587
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,402)	(873)	(2,383)
Expenditures in connection with merger	—	—	125

Net cash used in investing activities	(3,402)	(873)	(2,258)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) factor borrowing, net	1,843	229	(140)
Exercise of stock options	50	—	13
Purchase of treasury stock	(257)	—	(24)
Payment of taxes on restricted stock units	(870)	(225)	(44)
Payment of taxes on net settled options exercised	(653)	—	—
Exercise of warrants	653	—	—

Net cash provided by (used in) financing activities	766	4	(195)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,785)	9,730	2,134
CASH AND CASH EQUIVALENTS, at beginning of year	13,195	3,465	1,331

CASH AND CASH EQUIVALENTS, at end of year	$6,410	$13,195	$3,465

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Our principal business activity involves the design, development and worldwide marketing of apparel products. Our primary current operating subsidiary is Joe's Jeans Subsidiary Inc., or Joe's Jeans Subsidiary. All significant inter-company transactions have been eliminated. We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments. Also, some international sales are made directly to wholesale customers who operate retail stores. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate four full price retail stores and thirteen outlet stores in outlet centers around the country. Our Corporate and other is comprised of corporate operations, which include the executive, finance, legal, and human resources departments, design and production. Prior to the filing of our Quarterly Report on Form 10-Q for the period ended May 31, 2010, we operated in one business segment with an immaterial amount of sales from retail operations and license agreements. The previous periods reported have been revised to reflect this change in our reportable segments. Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

        We, along with our Joe's Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement. JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks, related to the Joe's®, Joe's Jeans™ and JD brand and marks, or the Joe's Brand. JD Holdings was the successor to JD Design, the entity from whom we licensed the Joe's Brand. The license agreement terminated automatically upon completion of the merger. We acquired JD Holdings in order to acquire the Joe's Brand which allowed us to expand our product offerings and the brand in the marketplace, including opening branded retail stores and entering into licenses for additional product categories.

        Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, we completed the merger. In connection with the merger, Joe's Subsidiary merged with and into JD Holdings, with Joe's Subsidiary as the surviving entity. In addition, we issued 14,000,000 shares of our common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $269,000 of other costs related to the merger. As a result of the merger, we now own all outstanding stock of JD Holdings and all rights, title and interest in the Joe's Brand. Upon completion of the merger, on October 25, 2007, Mr. Dahan became one of our officers, directors and greater than 10 percent stockholder and the Employment Agreement and Investor Rights Agreement became effective.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2010, we have received total advanced payments of $1,261,000 of the advanced payments under our licensing agreements and have recognized the entire amount as income.

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

        We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources). A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Amounts are charged off against the reserve once it is established that amounts are not likely to be collected. We recognize reserves for charge-backs based on our historical collection experience. See "Note 3—Accounts Receivable, Inventory Advances and Due to Factor" for further discussion.

Inventory

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventory consists of finished goods, work-in-process and raw materials. We continually evaluate our inventories by assessing slow moving current product. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory for individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to future sales of this type of inventory. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

disposed. Costs capitalized in inventory include the purchase price of raw materials, contract labor and finished goods, plus in-bound transportation costs and import fees and duties.

Costs of Goods Sold

        Costs of goods sold include product, freight in, freight out, inventory reserves, inventory markdowns and other various charges.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, stock based compensation expenses, facilities, fulfillment and distribution costs and compensation payments made in connection with the earn-out consideration.

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

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $2,368,000, $2,462,000 and $1,591,000 for fiscal 2010, 2009 and 2008, respectively.

Financial Instruments

        The fair values of our financial instruments (which consist of cash, accounts receivable, accounts payable, due to factor and notes payable) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. We do not hold or have any obligations under financial instruments that possess off-balance sheet credit or market risk.

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

        Certain finite-lived identifiable intangible assets are amortized using the straight line method over a life of 10 years. In connection with the merger with JD Holdings, the license agreement was terminated and we acquired JD Holdings, which included all right, title and interest in the Joe's®, Joe's Jeans™ and JD® logos and marks. We have assigned an indefinite life to these intangible assets and therefore, no amortization expense was recognized after the date of acquisition. However, we test the assets for impairment annually as described below.

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

        Our annual impairment testing date is September 30 of each year. On that date, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

Cash Equivalents

        We consider all highly liquid investments that are both readily convertible into known amounts of cash and mature within 90 days from their date of purchase to be cash equivalents.

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and amounts due from factor. We maintain cash and cash equivalents with various financial institutions. The policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative credit rating of those financial institutions that are considered in our investment strategy.

        We do not require collateral for trade accounts receivable. However, we sell a portion of our accounts receivable to CIT Commercial Services, Inc., or CIT, on a non-recourse basis. In that instance, we are no longer at risk if the customer fails to pay. However, for accounts receivable that are not sold to CIT or sold on a recourse basis, we continue to be at risk if these customers fail to pay. We provide an allowance for estimated losses to be incurred in the collection of accounts receivable based upon the aging of outstanding balances and other account monitoring analysis. The net carrying value approximates the fair value for these assets. Such losses have historically been within management's expectations. Uncollectible accounts are written off once collection efforts are deemed by management to have been exhausted.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For fiscal 2010, 2009 and 2008, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2010	2009	2008
Nordstrom, Inc.	21.7%	20.2%	20.2%
Macy's Inc.	11.0%	14.9%	19.5%
Anthropologie	*	11.4%	10.3%

*
Less than 10%.

        Our 10 largest customers and customer groups accounted for approximately 62 percent of our net sales during fiscal 2010. In addition, our international sales were $6,233,000, $5,719,000 and $5,390,000 in fiscal 2010, 2009 and 2008, respectively.

Stock-Based Compensation

        We measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). An entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards.

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

Income Taxes

        We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

        Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on our ability to generate sufficient future taxable income. Our ability to generate enough taxable income to utilize our deferred tax assets depends on many factors, among which is our ability to deduct tax loss carry-forwards against future taxable income, the effectiveness of tax planning strategies and reversing deferred tax liabilities.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In July 2006, the Financial Accounting Standards Board, or FASB, issued a standard that establishes a single model to address accounting for uncertain tax positions. The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the standard on December 1, 2007. As of the date of adoption, we had no unrecognized tax benefits and the standard had no impact on our consolidated financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. Subsequent to our adoption of the standard, we have not recorded any significant accrued interest and penalties.

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

        In December 2007, the FASB issued a standard that establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date and includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is the year beginning December 1, 2009 for us. The adoption of this standard had no impact on our financial statements and we do not expect that this standard will have any impact on our financial statements unless we enter into an applicable transaction in the future.

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

        In May 2009, the FASB issued a standard related to subsequent events. The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, we will no longer disclose the date through which we evaluated subsequent events in the financial statements—either in originally issued financial statements or reissued financial statements. This change addresses practice issues for us with respect to processes around issuing financial statements and Securities and Exchange Commission or SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised—for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on our financial statements.

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

        In June 2009, the FASB issued an amendment to a standard related to the accounting for transfer of financial assets. The amendment consists of the removal of the concept of a special-purpose entity, the elimination of the exception of qualifying special-purpose entities from the consolidation guidance and clarifies the unit of account eligible for sale accounting. The standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which is the year beginning December 1, 2009 for us and interim periods within that fiscal year. The adoption of this standard did not have a material impact on our financial position or results from operations.

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

3. ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

        Our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT.

        As a result of these agreements, amounts due to factor consist of the following (in thousands):

	November 30, 2010	November 30, 2009
Non-recourse receivables assigned to factor	$13,571	$14,139
Client recourse receivables	146	263

Total receivables assigned to factor	13,717	14,402
Allowance for customer credits	(2,967)	(2,606)
Net loan balance from factored accounts receivable	(10,013)	(10,345)
Net loan balance from inventory advances	(5,709)	(4,580)

Due to factor	$(4,972)	$(3,129)

Non-factored accounts receivable	$3,263	$2,562
Allowance for customer credits	(440)	$(330)
Allowance for doubtful accounts	(449)	(501)

Accounts receivable, net of allowance	$2,374	$1,731

        Of the total amount of receivables sold by us as of November 30, 2010 and November 30, 2009, we hold the risk of payment of $146,000 and $263,000, respectively, in the event of non-payment by the customers.

        Our Joe's Jeans Subsidiary is party to accounts receivable factoring agreement and an inventory security agreement with CIT. The accounts receivable agreement give us the ability to obtain cash by selling to CIT certain of its accounts receivable and the inventory security agreement give us the ability to obtain advances for up to 50 percent of the value of certain eligible inventory. The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. CIT currently permits us to sell our accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers. In addition, cross guarantees were executed by and among us and all of our parent and subsidiaries to guarantee each entity's obligations.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR (Continued)

        As of November 30, 2010, Joe's cash availability with CIT was approximately $827,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, our trademarks are not encumbered.

        In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights. The accounts receivable agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to June 30, 2011, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days. The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

        From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe's bore the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. As of November 30, 2010, the Chase prime rate was 3.25 percent.

        In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability. At November 30, 2010, we did not have any letters of credit outstanding.

4. Inventories

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2010	November 30, 2009
Finished goods	$23,347	$13,093
Finished goods consigned to others	376	139
Work in progress	1,508	3,092
Raw materials	6,081	7,746

	31,312	24,070
Less allowance for obsolescence and slow moving items	(1,067)	(1,183)

	$30,245	$22,887

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories (Continued)

        We recorded charges to our inventory reserve allowance of $0, $28,000 and $21,000 in fiscal 2010, 2009 and 2008, respectively.

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2010	November 30, 2009
Computer and equipment	3 - 7	$1,600	$1,290
Furniture and fixtures	3 - 7	1,930	540
Leasehold improvements, primarily retail	5 - 10	4,437	2,924

		7,967	4,754
Less accumulated depreciation		(2,246)	(1,592)

Net property and equipment		$5,721	$3,162

        Depreciation expenses aggregated $843,000, $536,000 and $350,000 for fiscal 2010, 2009 and 2008, respectively.

6. Income Taxes

        The (benefit) provision for income taxes is as follows:

	Year ended
	(in thousands)
	2010	2009	2008
Current:
Federal	$255	$1,828	$460
State	231	955	125

	486	2,783	585

Deferred:
Federal	2,158	1,506	(382)
State	312	(383)	1,823

	2,470	1,123	1,441

Change in valuation allowance	—	(20,291)	(1,441)

Total	$2,956	$(16,385)	$585

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        Net deferred tax assets result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	(in thousands)
	2010	2009
Deferred tax assets:
Current:
Allowance for customer credits and doubtful accounts	$1,542	$1,375
Inventory valuation	477	540
Net benefit of net operating loss carryforwards	93	1,990
Stock compensation expense	21	103
Inventory capitalization	913	476
Other	179	409

Total current deferred taxes	$3,225	$4,893

Noncurrent:
Property and equipment basis difference	$(644)	$43
Benefit of net operating loss carryforwards	14,015	13,972
Stock compensation expense	40	179
Other	368	212

Total noncurrent deferred tax assets	13,779	14,406

Deferred tax liabilities:
Noncurrent:
Long lived intangible asset	9,600	9,600

Total noncurrent deferred tax liabilities	9,600	9,600

Net noncurrent deferred tax assets	$4,179	$4,806

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Periodically, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items during the fourth quarter of fiscal 2009, we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 was released and recorded as a credit to income tax benefit during fiscal 2009.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2010	2009	2008
Computed tax provision (benefit) at the statutory rate	35.0%	35.0%	35.0%
State income tax	6.4%	6.9%	5.8%
Contingent consideration payments	11.0%	7.0%	10.7%
Change in valuation allowance	—	(249.5)%	(36.9)%
Other adjustments	0.8%	(0.8)%	(4.0)%

Effective tax rate	53.2%	(201.4)%	10.6%

        We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2006. There are currently no ongoing federal or state income tax examinations.

        We had net operating loss carryforwards of $40,144,000 at the end of fiscal 2010 for federal tax purposes that will expire through 2026. We also had $25,489,000 of net operating loss carryforwards available for California which begin to expire in 2014.

        Certain limitations may be placed on net operating loss carryforwards as a result of "changes in control" as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of our ability to offset taxable income. Management believes that certain changes in control have occurred which resulted in limitations on its net operating loss carryforwards.

        As of November 30, 2010 and 2009, we provided a liability of $101,000 and $89,000, respectively, for unrecognized tax benefits related to various federal and state income tax matters. These amounts, net of tax related benefits, impact the effective income tax rate if recognized. The following presents a rollforward of its unrecognized tax benefits (in thousands):

Balance at December 1, 2008	$—
Increase for tax positions taken during the current period	89

Balance at November 30, 2009	89
Decrease for tax positions taken during the prior period	(89)
Increase for tax positions taken during the current period	101

Balance at November 30, 2010	$101

        We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its statements of operations. For fiscal 2010 and 2009, we did not record any

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

significant accrued interest and penalties. We do not expect any unrecognized tax benefit to reverse in fiscal 2011.

7. Stockholders' Equity

Warrants

        Historically, we have issued warrants in conjunction with various private placements of our common stock, and debt to equity conversions. As of November 30, 2010, all outstanding common stock warrants have been exercised or have expired.

        During fiscal 2010, 605,000 warrants were exercised and no warrants expired unexercised. During fiscal 2009, 187,500 warrants expired unexercised and during fiscal 2008, 590,833 warrants expired unexercised.

Stock Incentive Plans

        In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees. After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan. As of November 30, 2010, options to purchase up to 93,290 shares of common stock remained outstanding under the 2000 Director Plan.

        On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and have amended it to increase the number of shares authorized for issuance to 12,265,172 shares of common stock. Under the 2004 Incentive Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The 2004 Incentive Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000. The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation and Stock Option Committee, or Compensation Committee. The 2004 Incentive Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and restricted common stock units, or RSUs, to our officers, directors and employees pursuant to the 2004 Incentive Plan. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us. On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations. Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the 2004 Incentive Plan.

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2010, 3,748,190 shares remained available for issuance under the 2004 Incentive Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2009, there was a total of $1,671,000 of stock based compensation expense recognized during fiscal 2010.

        The following summarizes option grants, restricted common stock and RSUs issued to members of our Board of Directors for the fiscal years 2002 through fiscal 2010 (in actual amounts) for service as a member:

Granted as of: November 30, 2010	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(2,357,756)	1.08
Expired	—	—
Forfeited	—	—	—	—

Outstanding and exercisable at November 30, 2010	868,290	$3.73	4.1	$97,251

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(87,100)	1.02	—	—

Outstanding and exercisable at November 30, 2009	3,226,046	$1.78	4.7	$687,786

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2007	3,626,046	$1.80
Granted	—	—
Exercised	(12,900)	1.02
Forfeited/expired	(300,000)	2.26	—	—

Outstanding and exercisable at November 30, 2008	3,313,146	$1.76	6.6	$—

Weighted average per option fair value of options granted during the year		N/A

        The total intrinsic value of options exercised during the fiscal years ended November 30, 2010, 2009 and 2008 was $2,720,000, $0 and $18,000, respectively. The total fair value of shares of stock options vested during the fiscal year ended November 30, 2008 was $19,000.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        Exercise prices for options outstanding and exercisable as of November 30, 2010 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.00 - $1.02	140,000	4.2
$1.27 - $1.30	53,290	2.2
$1.58 - $1.63	225,000	3.7
$5.91	450,000	4.5

	868,290	4.1

        The following table summarizes stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(2,357,756)	(2,247,500)	(110,256)
Forfeited / Cancelled	—	—	—

Outstanding and exercisable at November 30, 2010	868,290	775,000	93,290

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2009, and changes during the year ended November 30, 2010, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	131,828	131,828	—	1.77
Vested	—	—	—	—	—
Issued	(283,046)	(1,128,318)	(1,411,364)	1.06	0.77
Cancelled	—	(478,517)	(478,517)	—	0.78
Forfeited	—	(172,005)	(172,005)	—	1.01

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	613,286	3,461,547	4,074,833	0.86	0.84
Vested	(78,616)	—	(78,616)	1.59	—
Issued	—	(934,887)	(934,887)	—	0.66
Cancelled	—	(236,999)	(236,999)	—	0.68
Forfeited	—	(19,208)	(19,208)	—	0.70

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84

Outstanding at November 30, 2007	529,182	—	529,182	$1.59	$—
Granted	—	2,695,601	2,695,601	—	0.80
Vested	(371,949)	—	(371,949)	1.59	—
Issued	—	(71,446)	(71,446)	—	1.46
Cancelled	—	(37,004)	(37,004)	—	1.46
Forfeited	—	(83,625)	(83,625)	—	1.46

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75

        As of November 30, 2010, there was $2,736,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2004 Incentive Plan. In fiscal 2010, there were no options granted and 131,828 RSUs granted. In fiscal 2010, we issued 1,128,318 shares of our common stock to holders of RSUs, and withheld or cancelled 650,522 RSUs. In addition, 2,357,756 options to purchase shares of its common stock were exercised and we withheld the value of 1,415,005 shares not yet issued for payment of the exercise price or tax withholding obligations.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2010	November 30, 2009	November 30, 2008
Basic earnings per share computation:
Numerator:
Net income	$2,601	$24,520	$4,902

Denominator:
Weighted average common shares outstanding	62,362	60,053	59,420
Income per common share—basic	$0.04	$0.41	$0.08

Diluted earnings per share computation:
Numerator:
Net income	$2,601	$24,520	$4,902

Denominator:
Weighted average common shares outstanding	62,362	60,053	59,420
Effect of dilutive securities:
Restricted shares, RSU's, options and warrants	2,143	1,068	251

Dilutive potential common shares	64,505	61,121	59,671

Income per common share—dilutive	$0.04	$0.40	$0.08

        For fiscal 2010, 2009 and 2008, currently exercisable options and warrants in the aggregate of 450,000, 3,640,982 and 1,788,482, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

        As of November 30, 2010, shares reserved for future issuance include (i) 868,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 3,126,967 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,748,190 shares of common stock available for future issuance under the 2004 Stock Incentive Plan as of November 30, 2010.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        We lease certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office rental expenses under such leases for the years ended November 30, 2010, November 30, 2009 and November 30, 2008, were approximately $2,755,000, $1,408,000 and $499,000, respectively.

        In January 2010, we moved our headquarters and principal executive offices to a facility under a month-to-month arrangement with a third party who provides its product fulfillment, warehousing and distribution services. Under this arrangement commencing in January 2010, we paid a monthly fee of approximately $189,000 for allocated expenses associated with its use of office and warehouse space including its product fulfillment, warehousing and distribution services. Expenses under this arrangement and previous arrangements similar to this one were $2,748,000, $2,668,000 and $2,239,000 for fiscal 2010, 2009 and 2008, respectively.

        We lease retail store locations under operating lease agreements expiring on various dates through 2023 or 5 to 10 years from the rent commencement date. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

        On January 8, 2010, we entered into an agreement to provide us with warehouse storage and fulfillment services and corporate office space on a month to month basis. Under the terms of the agreement, we paid on a per square foot basis for office and warehouse space along with an hourly billing rate for labor associated with the services provided by the landlord. The agreement could be cancelled by either party upon 30 days' written notice or if no storage or other services were performed for a period of 180 days. The agreement contained other customary terms and conditions related to the handling and storage of products, as well as the provision of services under the agreement. See below for further discussion regarding the termination of this agreement.

        On November 22, 2010, we entered into a gross lease agreement to lease additional office and warehouse space at our current corporate offices at 2340 S. Eastern Avenue, Commerce, California 90040 commencing on January 1, 2011, or the Lease Agreement. In connection with the Lease Agreement, we lease approximately 89,000 square feet which serves as our corporate headquarters and distribution center. In connection with the Lease Agreement, the previous agreement terminated and the landlord no longer provided certain fulfillment and distribution services for us.

        We lease the office and warehouse space until December 31, 2013 and have one option to extend for an additional three year period. We pay gross monthly rent in the amount of $42,000. The Lease Agreement contains other customary terms and conditions related to the lease and condition of the premises, including a provision for a refundable security deposit in the amount of $114,000.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        As of November 30, 2010, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2011	$3,286
2012	3,366
2013	3,600
2014	3,854
2015	3,978
Thereafter	18,591

$36,675

Advertising Commitments

        From time to time, we enter into various agreements for short term billboard, taxi cab top, bus and other advertising spaces in various locations in and around New York and Los Angeles. However, we do not have any commitment to pay a minimum amount or any long term commitments for such advertising.

Letters of Credit

        We did not have any contingent liability in open letters of credit as of November 30, 2010.

Employment Agreement

        After completion of the merger, we entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe's Brand.

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

        Under the terms of the employment agreement, we may terminate Mr. Dahan for cause or if he becomes disabled, as defined in the agreement. Should we terminate Mr. Dahan's employment for cause or disability, we would only be required to pay him through the date of termination. We may terminate Mr. Dahan's employment without cause at any time upon two weeks' notice, provided that we pay to him the present value of the annual salary amounts otherwise due to him for the remainder of the initial term of employment or any renewal term. Mr. Dahan may terminate his employment for good reason at any time with 30 days written notice. In the event that Mr. Dahan terminates his employment for good reason, then he will be entitled to the present value of the annual salary amounts otherwise due to him for the remainder of the term of employment. Further, Mr. Dahan may terminate his employment for any reason upon ten business days' notice and only be entitled to his salary as of the date of termination on a pro rata basis.

        The employment agreement contains customary terms and conditions related to confidentiality of information, ownership by Joe's of all intellectual property, including future designs and trademarks,

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

alternative dispute resolution and Mr. Dahan's duties and responsibilities to us and the Joe's Brand as Creative Director.

Investor Rights Agreement

        Upon the closing of the merger, we also entered into an investor rights agreement. Pursuant to the investor rights agreement, we agreed to register for resale, on a periodic basis at the request of Mr. Dahan, the shares of common stock eligible for resale issued in connection with the merger. The shares of common stock issued as merger consideration become eligible for resale beginning on the six month anniversary of the closing date of the merger at an initial rate of 1/6 of the shares issued and every six months thereafter at the same rate until all the shares are fully released on the third anniversary of the closing date. We agreed to bear all expenses associated with registering these shares for resale and granted to Mr. Dahan certain piggyback rights with respect to future registration statements filed by us. The investor rights agreement contains customary terms and conditions related to registration procedures, trading suspensions and indemnification of the parties. On March 24, 2008, a registration statement on Form S-3 was declared effective for the resale of up to 2,333,333 shares where the contractual restrictions on resale lapsed on April 25, 2008. Mr. Dahan has not requested the filing of any additional registration statements.

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

Litigation

        We are involved from time to time in routine legal matters incidental to our business. In the opinion of our management, resolution of such matters will not have a material effect on our financial position or results of operations.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        The following table contains summarized financial information concerning our reportable segments:

	Year ended
	2010	2009	2008
Net sales:
Wholesale	$85,141	$75,238	$68,403
Retail	13,035	4,878	771

	$98,176	$80,116	$69,174

Gross Profit:
Wholesale	$38,324	$36,605	$32,041
Retail	7,889	3,180	590

	$46,213	$39,785	$32,631

Operating income (loss):
Wholesale	$23,887	$24,748	$21,131
Retail	(42)	(668)	(460)
Corporate and other	(17,824)	(15,557)	(14,551)

	$6,021	$8,523	$6,120

Capital expenditures:
Wholesale	$17	$17	$15
Retail	3,275	844	2,357
Corporate and other	110	12	11

	$3,402	$873	$2,383

Total assets:
Wholesale	$45,594	$47,607	$31,006
Retail	7,980	3,732	2,747
Corporate and other	27,895	28,285	23,916

	$81,469	$79,624	$57,669

Operations by Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party and Other Transactions

        As of November 30, 2010 and November 30, 2009, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows:

	November 30, 2010	November 30, 2009
Due from related parties
Kids Jeans LLC	$13	$210
Albert Dahan	25	—

Total due from related parties	$38	$210

Due to related parties
Joe Dahan	$333	$199
Albert Dahan	—	46
Commerce Investment Group and affliates	—	9

Total due to related parties	$333	$254

Joe Dahan

        As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. See "Note 8—Contingent Consideration Payments" for a further discussion on the contingent consideration.

        For fiscal 2010, 2009 and 2008, payments of $1,785,000, $1,672,000 and $1,723,000, respectively, were made to Mr. Dahan.

  Victor Dahan

        Victor Dahan, brother of Joe Dahan, is the managing member of Shipson LLC, or Shipson, and we previously outsourced our E-shop on the Joe's Jeans website to his company. We ceased doing business with Shipson in February 2008. As of the termination date of the relationship, Shipson owed us approximately $192,000, for outstanding purchase orders that were fully reserved for in our year end financial statements for fiscal 2008. During May 2009, Shipson returned $51,000 in goods and agreed to pay $141,000 for the outstanding purchase orders pursuant to a settlement agreement.

  Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person. The agreement may be terminated at any time for any reason or no reason with or without notice. For fiscal 2010, 2009 and 2008, payments of $719,000, $413,000 and $0, respectively, were made to Mr. Albert Dahan under this arrangement.

        Effective as of June 1, 2009, we entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control. Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC pays us a royalty

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party and Other Transactions (Continued)

payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter. The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal. Kids LLC advanced $1,000,000 as a payment against the first year's guaranteed minimum royalties. This amount has been reflected under the caption of "Deferred Licensing Revenue" on the Condensed Consolidated Balance Sheets. We expect to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater. Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. For fiscal 2010, 2009 and 2008, advanced payments of $610,000, $450,000 and $0, respectively, have been recognized as income.

  FameCast, Inc.

        In the first quarter of fiscal 2009, we entered into an agreement with FameCast, Inc., or FameCast, an entity which Kent Savage, a member of our Board of Directors, serves as CEO and a founder. The agreement with FameCast was for web hosting and management for an integrated contest site within the www.joesjeans.com site. Under the terms of the agreement, the aggregate amount of the transaction with FameCast was $175,000.

  Former Related Parties

        As of November 30, 2010 and November 30, 2009, respectively, the balances due (to) certain other related parties (no longer related parties beginning in fiscal 2007) are as follows (in thousands):

	2010	2009
Sweet Sportswear, LLC	$—	$(4)
Cygne Design Inc.	—	(5)

	$—	$(9)

11. Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2010	2009	2008
Significant Non-cash transactions
Write off of fully depreciated fixed assets	$189	$—	$—
Additional cash flow information
Cash paid during the year for interest	$513	$430	$648
Cash paid during the year for income taxes	$2,716	$1,138	$820

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans

        On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan. All employees who have worked for us for 30 consecutive days may participate in the Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the plan. We may make company matched contributions on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the Plan charged to operations were $6,000, $6,000 and $3,000 for fiscal 2010, 2009 and 2008, respectively. In addition, we match our employees' contributions under the Plan in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2010, 2009 and 2008, we contributed $107,100, $59,000 and $46,000, respectively, to employees under the match portion of the Plan.

13. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2010 and November 30, 2009, as restated:

	Quarter ended
	(in thousands, except per share data)
2010	February 28	May 31	August 31	November 30
Net sales	$23,184	$25,893	$25,534	$23,565
Gross profit	11,366	11,501	11,802	11,544
Income before taxes	1,328	1,026	1,396	1,807
Income tax expense	634	494	838	990

Net income	$694	$532	$558	$817

Net income per share:
Basic
Earnings from continuing operations	$0.01	$0.01	$0.01	$0.01

Diluted
Earnings from continuing operations	$0.01	$0.01	$0.01	$0.01

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Results of Operations (Unaudited) (Continued)

	Quarter ended
	(in thousands, except per share data)
2009	February 28	May 31	August 31	November 30
Net sales	$16,482	$17,179	$21,238	$25,217
Gross profit	8,266	8,683	10,374	12,462
Income before taxes	940	1,551	2,758	2,886
Income tax (benefit) expense(1)	140	226	824	(17,575)

Net income	$800	$1,325	$1,934	$20,461

Net income per share:
Basic
Earnings from continuing operations	$0.01	$0.02	$0.03	$0.34

Diluted
Earnings from continuing operations	$0.01	$0.02	$0.03	$0.33

(1)
As discussed in Note 6, "Income Taxes," Joe's determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 was released and recorded as a credit to income tax benefit during fiscal 2009.

ITEM 16.2
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2010	$501	28	—	(80)	$449
Year ended November 30, 2009	$540	277	—	(316)	$501
Year ended November 30, 2008	$549	148	—	(157)	$540
Allowance for customer credits:
Year ended November 30, 2010	$2,936	12,838	—	(12,367)	$3,407
Year ended November 30, 2009	$2,207	10,142	—	(9,413)	$2,936
Year ended November 30, 2008	$1,524	9,934	—	(9,251)	$2,207
Allowances for inventories:
Year ended November 30, 2010	$1,183	(116)	—	—	$1,067
Year ended November 30, 2009	$1,044	167	—	(28)	$1,183
Year ended November 30, 2008	$614	451	—	(21)	$1,044
Allowance for deferred taxes:
Year ended November 30, 2010	$—	—	—	—	—
Year ended November 30, 2009	$20,291	—	—	(20,291)	$—
Year ended November 30, 2008	$21,732	—	—	(1,441)	$20,291

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

February 10, 2011	JOE'S JEANS INC.
	By:	/s/ MARC B. CROSSMAN Marc B. Crossman Chief Executive Officer (Principal Executive Officer) and President
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Capacity	Date

/s/ MARC B. CROSSMAN Marc B. Crossman	Chief Executive Officer (Principal Executive Officer), President and Director	February 10, 2011
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2011
/s/ SAMUEL J. FURROW Samuel J. Furrow	Chairman of the Board of Directors	February 10, 2011
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	February 10, 2011
/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 10, 2011

Signature	Capacity	Date

/s/ SUHAIL R. RIZVI Suhail R. Rizvi	Director	February 10, 2011
/s/ THOMAS O'RIORDAN Thomas O'Riordan	Director	February 10, 2011
/s/ KENT SAVAGE Kent Savage	Director	February 10, 2011