Form 10-Q
period 2011-02-28
JOE'S JEANS INC.
filed 2011-04-11
CIK 844143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of April 11, 2011 was 64,440,542.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28, 2011	November 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,995	$6,410
Accounts receivable, net	2,541	2,374
Inventories, net	27,411	30,245
Due from related parties	13	38
Deferred income taxes, net	3,225	3,225
Prepaid expenses and other current assets	662	1,092
Total current assets	41,847	43,384

Property and equipment, net	6,217	5,721
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,179	4,179
Other assets	424	349

Total assets	$80,503	$81,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,958	$10,373
Due to factor	5,975	4,972
Due to related parties	374	333
Total current liabilities	14,307	15,678

Deferred rent	1,044	918
Total liabilities	15,351	16,596

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 64,712 shares issued and 64,440 outstanding (2011) and 64,131 shares issued and 63,859 outstanding (2010)	6,473	6,415
Additional paid-in capital	104,395	104,364
Accumulated deficit	(42,659)	(42,849)
Treasury stock, 272 shares	(3,057)	(3,057)
Total stockholders’ equity	65,152	64,873

Total liabilities and stockholders’ equity	$80,503	$81,469

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended
	February 28, 2011	February 28, 2010
	(unaudited)
Net sales	$21,180	$23,184
Cost of goods sold	10,795	11,818
Gross profit	10,385	11,366

Operating expenses
Selling, general and administrative	9,589	9,734
Depreciation and amortization	273	213
	9,862	9,947
Operating income	523	1,419
Interest expense	125	91
Income before provision for taxes	398	1,328
Income taxes	208	634
Net income	$190	$694

Earnings per common share - basic	$0.00	$0.01

Earnings per common share - diluted	$0.00	$0.01

Weighted average shares outstanding
Basic	63,697	61,034
Diluted	64,617	63,133

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 28, 2011	February 28, 2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1,670	$(1,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(769)	(92)
Net cash used in investing activities	(769)	(92)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) factor borrowing, net	1,003	(389)
Proceeds from exercise of warrants	—	653
Proceeds from exercise of options	—	10
Taxes on net settled options exercised	—	(653)
Payment of taxes on restricted stock units	(319)	(123)
Net cash provided by (used in) financing activities	684	(502)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,585	(2,572)

CASH AND CASH EQUIVALENTS, at beginning of period	6,410	13,195

CASH AND CASH EQUIVALENTS, at end of period	$7,995	$10,623

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506
Net income (unaudited)	—	—	—	694	—	694
Stock-based compensation, net of withholding taxes (unaudited)	—	—	295	—	—	295
Exercise of warrants (unaudited)	480	48	605	—	—	653
Net settled warrants exercised (unaudited)	86	9	(9)	—	—	—
Exercise of stock options (unaudited)	8	1	9	—	—	10
Net settled options exercised (unaudited)	647	65	(65)	—	—	—
Taxes on net settled options exercised (unaudited)	—	—	(653)	—	—	(653)
Issuance of restricted stock (unaudited)	287	29	(29)	—	—	—
Balance, February 28, 2010 (unaudited)	63,002	$6,303	$103,758	$(44,756)	$(2,800)	$62,505

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net income (unaudited)	—	—	—	190	—	190
Stock-based compensation, net of withholding taxes (unaudited)	—	—	89	—	—	89
Issuance of restricted stock (unaudited)	581	58	(58)	—	—	—
Balance, February 28, 2011 (unaudited)	64,712	$6,473	$104,395	$(42,659)	$(3,057)	$65,152

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three months ended February 28, 2011 and 2010 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2010 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate four full price retail stores and thirteen outlet stores in outlet centers around the country.  Our Corporate and other is comprised of corporate operations, which include the executive, finance, legal, and human resources departments, design and production.

We, along with our Joe’s Jeans Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement.  JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD brand and marks, or the Joe’s Brand.  JD Holdings was the successor to JD Design, the entity from whom we licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.  We acquired JD Holdings in order to acquire the Joe’s Brand which allowed us to expand our product offerings and the brand in the marketplace, including opening branded retail stores and entering into licenses for additional product categories.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 28, 2011 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2011.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 – ADOPTION OF ACCOUNTING PRINCIPLES

In May 2009, the Financial Accounting Standards Board, or FASB, issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, we will no longer disclose the date through which we evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for us with respect to processes around issuing financial statements and Securities and Exchange Commission or SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised - for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on our financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	February 28, 2011	November 30, 2010
Non-recourse receivables assigned to factor	$13,357	$13,571
Client recourse receivables	339	146
Total receivables assigned to factor	13,696	13,717

Allowance for customer credits	(2,789)	(2,967)
Net loan balance from factored accounts receivable	(11,224)	(10,013)
Net loan balance from inventory advances	(5,658)	(5,709)
Due to factor	$(5,975)	$(4,972)

Non-factored accounts receivable	$3,579	$3,263
Allowance for customer credits	(483)	$(440)
Allowance for doubtful accounts	(555)	(449)
Accounts receivable, net of allowance	$2,541	$2,374

Of the total amount of receivables sold by us as of February 28, 2011 and November 30, 2010, we hold the risk of payment of $339,000 and $146,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services

Our Joe’s Jeans Subsidiary is party to an accounts receivable factoring agreement and an inventory security agreement with CIT.  The accounts receivable agreement gives us the ability to obtain cash by selling to CIT certain of our accounts receivable and the inventory security agreement gives us the ability to obtain advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivables are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT currently permits us to sell our accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers.  In addition, cross guarantees were executed by and among us and all of our parent and subsidiaries to guarantee each entity’s obligations.

As of February 28, 2011, our cash availability with CIT was approximately $1,000,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, our trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2011, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.  We do not expect to terminate the agreements and expect them to renew on the same terms and conditions on June 30, 2011.

From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bore the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 28, 2011, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At February 28, 2011, we had one letter of credit outstanding in the aggregate amount of $4,000.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	February 28, 2011	November 30, 2010

Finished goods	$20,298	$23,347
Finished goods consigned to others	337	376
Work in progress	1,534	1,508
Raw materials	6,513	6,081
	28,682	31,312
Less allowance for obsolescence and slow moving items	(1,271)	(1,067)
	$27,411	$30,245

Joe’s did not record any charges to its inventory reserve allowance for the three month period ended February 28, 2011 and 2010, respectively.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of February 28, 2011 and November 30, 2010, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows (in thousands):

	February 28, 2011	November 30, 2010

Due from related parties
Kids Jeans LLC	$13	$13
Albert Dahan	—	25
Total due from related parties	$13	$38

Due to related parties
Joe Dahan	$374	$333
Albert Dahan	—	—
Total due to related parties	$374	$333

Joe Dahan

As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  See “Note 9 - Contingent Consideration Payments” for a further discussion on the contingent consideration.

For the three months ended February 28, 2011 and 2010, expenses of $451,000 and $464,000, respectively, were recorded in the statement of income related to the contingent consideration payments made to Mr. Dahan under this agreement.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the first quarter of fiscal 2011 and 2010, payments of $158,000, and $122,000, respectively, were made to Mr. Albert Dahan under this arrangement.

Effective as of June 1, 2009, we entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control.  Under the terms of the license, Kids LLC has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC pays us a royalty payment of 20 percent on the first $5,000,000 in net sales and 10 percent thereafter.  The initial term of the agreement is for three years until June 30, 2012 and is subject to certain guaranteed minimum net sales and royalty payment requirements during the initial term and for renewal.  Kids LLC advanced $1,000,000 as a payment against the first year’s guaranteed minimum royalties.  We expect to recognize the royalty revenue based upon a percentage as set forth in the agreement of the licensees actual net sales or minimum net sales, whichever is greater.  Payments received in consideration of the grant of the license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  All of the advanced payments have been recognized as income, and no additional advances have been received after the first year advance.

NOTE 6 – EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 28, 2011	February 28, 2010
Basic earnings per share computation:
Numerator:
Net income	$190	$694
Denominator:
Weighted average common shares outstanding	63,697	61,034
Income per common share - basic
Net income	$0.00	$0.01

Diluted earnings per share computation:
Numerator:
Net income	$190	$694
Denominator:
Weighted average common shares outstanding	63,697	61,034
Effect of dilutive securities:
Restricted shares, RSU’s and options	920	2,099
Dilutive potential common shares	64,617	63,133

Income per common share - dilutive
Net income	$0.00	$0.01

For the three months ended February 28, 2011 and 2010, currently exercisable options in the aggregate of 675,000 and 900,000, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and unvested restricted shares and RSUs were out-of-the-money.

Shares Reserved for Future Issuance

As of February 28, 2011, shares reserved for future issuance include (i) 868,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,857,715 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,436,408 shares of common stock available for future issuance under the 2004 Stock Incentive Plan.

NOTE 7 – INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification, or ASC, 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2006.  There are currently no ongoing federal or state income tax examination or an examinations.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of February 28, 2011, options to purchase up to 93,290 shares of common stock remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 28, 2011, 3,436,408 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2010, there was a total of $406,000 of stock based compensation expense recognized during the three months ended February 28, 2011.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2011 (in actual amounts) for service as a member:

	February 28, 2011
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

	Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—

Exercise prices for options outstanding as of February 28, 2011 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	140,000	3.9
$1.27 - $1.30	53,290	1.9
$1.58 - $1.63	225,000	3.5
$5.91	450,000	4.3

	868,290	3.9

The following table summarizes the stock option activity by plan for the respective periods (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at February 28, 2011	868,290	775,000	93,290

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(1,840,192)	(1,832,500)	(7,692)
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at February 28, 2010	1,385,854	1,190,000	195,854

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2011	868,290	$3.73	3.9	$12,000

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(1,840,192)	1.01
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2010	1,385,854	$2.82	4.5	$788,773

Weighted average per option fair value of options granted during the year		N/A

As of February 28, 2011, there was $3,175,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2009 and November 30, 2010, and changes during the three months ended February 28, 2010 and 2011, respectively, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	251,363	511,545	1.65	1.65
Vested	—	—	—	—	—
Issued	—	(320,854)	(320,854)	—	0.98
Cancelled	—	(199,761)	(199,761)	—	0.87
Forfeited	—	—	—	—	—
Outstanding at February 28, 2011	669,039	2,857,715	3,526,754	$1.17	$0.96

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Issued	—	(286,549)	(286,549)	—	0.71
Cancelled	—	(112,088)	(112,088)	—	0.71
Forfeited	—	(31,118)	(31,118)	—	1.10
Outstanding at February 28, 2010	691,903	4,344,224	5,036,127	$0.94	$0.85

In the three months ended February 28, 2011, there were 511,545 shares of restricted stock or RSUs granted.  In the three months ended February 28, 2011, we issued 320,854 shares of its common stock to holders of RSUs, respectively, and withheld or cancelled 199,761 RSUs.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

As part of the consideration paid in connection with the merger and without regard to continued employment, Mr. Dahan is entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017.  Mr. Dahan is entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000.  The payments may be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments are likely to be paid.  At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made.  No payments are made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold.  See “Note 5 — Related Party Transactions” for payments made to Mr. Dahan.

Retail Leases

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

As of February 28, 2011, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2011 Remainder of the year	$2,636
2012	3,640
2013	3,882
2014	4,144
2015	4,278
Thereafter	20,283
$38,863

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	(dollar values in thousands)
	February 28, 2011	February 28, 2010

Net sales:
Wholesale	$17,497	$21,386
Retail	3,683	1,798
	$21,180	$23,184

Gross Profit:
Wholesale	$7,893	$10,188
Retail	2,492	1,178
	$10,385	$11,366

Operating income (loss):
Wholesale	$4,441	$6,214
Retail	(119)	(12)
Corporate and other	(3,799)	(4,783)
	$523	$1,419

	Three months ended
	February 28, 2011	February 28, 2010
Capital expenditures:
Wholesale	$141	$—
Retail	610	81
Corporate and other	18	11
	$769	$92

	February 28, 2011	November 30, 2009
Total assets:
Wholesale	$44,643	$49,171
Retail	7,842	4,833
Corporate and other	28,018	28,181
	$80,503	$82,185

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2010.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three month period ended February 28, 2011 and 2010.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of our Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products.  We sell our products through our own retail stores and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

The focus of our operations has been on our Joe’s® brand.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Joe Dahan to serve as one of our executive officers.  Mr. Dahan is our largest stockholder.  As of April 11, 2011, he owned approximately 17 percent of our total shares outstanding and also is a member of our Board of Directors.

Beginning in 2009, we began to re-examine our collection pieces and re-launched several categories with their own unique branding along with the Joe’s® logo or name.  In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe’s, which was followed by The T, The Pant, The Bag and The Belt.  We believe that these additional products added to our core and fashion denim will be a growth driver for our overall business in fiscal 2011.

For the remainder of 2011, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued improvement in our international and men’s sales, performance of our licensee’s under their respective agreements for bags, belts, children’s products, shoes and enhancement of the products available to our customer’s branded with our Joe’s name and logos, including woven shirts, tees and pants.  At the beginning of fiscal 2010, we operated two full price stores and four outlet stores.  Currently, we operate four full price retail stores and 15 outlet stores.  We have plans to open additional outlet stores in fiscal 2011 and are looking for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

Our business is seasonal.  The majority of the marketing and sales orders take place from late fall to early spring.  The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Furthermore, because of the limited number of full price retail and outlet stores open during the first quarter of fiscal 2010 and the growing number of full-price retail and outlet stores opened throughout fiscal 2010, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

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

Comparison of Three Months Ended February 28, 2011 to Three Months Ended February 28, 2010

	Three months ended
	(dollar values in thousands)
	February 28, 2011	February 28, 2010	$ Change	% Change

Net sales	$21,180	$23,184	$(2,004)	(9)%
Cost of goods sold	10,795	11,818	(1,023)	(9)%
Gross profit	10,385	11,366	(981)	(9)%
Gross margin	49%	49%

Selling, general & administrative	9,589	9,734	(145)	(1)%
Depreciation & amortization	273	213	60	28%
Operating income	523	1,419	(896)	(63)%

Interest expense	125	91	34	37%
Income before provision for taxes	398	1,328	(930)	(70)%

Income taxes	208	634	(426)	(67)%

Net income	$190	$694	$(504)	(73)%

Three Months Ended February 28, 2011 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	February 28, 2011	February 28, 2010	$ Change	% Change

Net sales
Wholesale	$17,497	$21,386	$(3,889)	(18)%
Retail	3,683	1,798	1,885	105%
	$21,180	$23,184	$(2,004)	(9)%

Gross Profit:
Wholesale	$7,893	$10,188	$(2,295)	(23)%
Retail	2,492	1,178	1,314	112%
	$10,385	$11,366	$(981)	(9)%

Operating income (loss):
Wholesale	$4,441	$6,214	$(1,773)	(29)%
Retail	(119)	(12)	(107)	(892)%
Corporate and other	(3,799)	(4,783)	984	21%
	$523	$1,419	$(896)	(63)%

For the three months ended February 28, 2011, or the first quarter of fiscal 2011, our net sales decreased to $21,180,000 from $23,184,000 for the three months ended February 28, 2010, or the first quarter fiscal 2010, a nine percent decrease.  We generated operating income in the amount of $523,000 for the first quarter of fiscal 2011 compared to $1,419,000 for the first quarter of fiscal 2010.

Net Sales

Our net sales decreased to $21,180,000 for the first quarter of fiscal 2011 from $23,184,000 for the first quarter of fiscal 2019, a nine percent decrease.

More specifically, our wholesale net sales decreased to $17,497,000 for the first quarter of fiscal 2011 from $21,386,000 for the first quarter of fiscal 2010, an 18 percent decrease.  This decrease in our wholesale sales can be primarily attributed to a decrease in sales of leggings as this product category did not continue to perform for us after the first quarter of fiscal 2010.

Our retail net sales increased to $3,683,000 for the first quarter of fiscal 2011 from $1,798,000 for the first quarter of fiscal 2010, a 105 percent increase.  The primary driver for this increase was the additional sales due to the opening of 12 additional stores since the first quarter of fiscal 2010.

Gross Profit

Our gross profit decreased to $10,385,000 for the first quarter of fiscal 2011 from $11,366,000 for the first quarter of fiscal 2010, a nine percent decrease.  Our overall gross margin remained consistent at 49 percent for the first quarter of fiscal 2011 and 2010.

Our wholesale gross profit decreased to $7,893,000 for the first quarter of fiscal 2011 from $10,188,000 for the first quarter of fiscal 2010, a 23 percent decrease due primarily to the decrease in sales of leggings that did not continue to perform after the first quarter of fiscal 2010.  Our wholesale gross margin percentage was negatively impacted by the addition of a greater percentage of sales from non-denim products with lower gross margins than our denim products and our product placement mix with our wholesale customers from the first quarter of fiscal 2010 compared to the first quarter of fiscal 2011.  We continue to evaluate our sourcing options for the production of our new products.

Our retail gross profit increased to $2,492,000 for the first quarter of fiscal 2011 from $1,178,000 for the first quarter of fiscal 2010, a 112 percent increase.  For the first quarter of fiscal 2011, our retail gross margin percentage was higher than the first quarter of fiscal 2010 due to less promotional activity in our retail stores between the comparative periods.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses decreased to $9,862,000 for the first quarter of fiscal 2011 from $9,947,000 for the first quarter of fiscal 2010, a one percent decrease.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

Our wholesale SG&A expense decreased to $3,452,000 for the first quarter of fiscal 2011 from $3,974,000 for the first quarter of fiscal 2010, a 13 percent decrease.  Our wholesale SG&A expense was higher in the first quarter of fiscal 2010 due to additional expenses associate with moving our warehouse and distribution facility in January 2010.

Our retail SG&A expense increased to $2,611,000 for the first quarter of fiscal 2011 from $1,190,000 for the first quarter of fiscal 2010, a 119 percent increase.  Our retail SG&A expense increased due to the addition of costs associated with opening and operating 12 new retail stores since the first quarter of fiscal 2010 due primarily to additional store payroll and store rents.

Our corporate and other SG&A expense decreased to $3,799,000 in the first quarter of fiscal 2011 from $4,783,000 for the first quarter of fiscal 2010, a 21 percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations and was higher in the first quarter of 2010 as we increased expenses associated with print and other advertising to support the launch of new product categories.

Operating Income

Operating income decreased to $523,000 for the first quarter of fiscal 2011 from $1,419,000 for the first quarter of fiscal 2010, a 63 percent decrease.

Our wholesale operating income decreased to $4,441,000 for the first quarter of fiscal 2011 from $6,214,000 for the first quarter of fiscal 2010, a 29 percent decrease.  Our retail operating loss increased to $119,000 for the first quarter of fiscal 2011 from $12,000 for the first quarter of fiscal 2010.  The decrease in wholesale and retail operating income was offset by a $984,000 decrease in general overhead costs and resulted in a net decline in our operating income of $896,000.

Interest Expense

Our combined interest expense increased to $125,000 for the first quarter of fiscal 2011 from $91,000 for the first quarter of fiscal 2010, a 37 percent increase.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  The increase in interest expense is mostly due to a higher average loan balance under our factoring facility.

Income Tax

Our effective tax rate was 52 percent for the first quarter of 2011 compared to 48 percent in the first quarter of 2010.  The increase in the effective tax rate between the periods was primarily due to permanent tax deduction limitations related to executive compensation and the permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007) remaining constant while income before tax decreased.

Net Income

We generated net income of $190,000 in the first quarter of fiscal 2011 compared to $694,000 for the first quarter of fiscal 2010.  This decrease was primarily as a result of our decrease in overall net sales and corresponding decrease in gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the three months ended February 28, 2011, we generated  $1,670,000 of cash flow from operations and used $769,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores.  We received $1,003,000 in factored borrowings.  We paid taxes on restricted stock units in the amount of $319,000.  Our cash balance increased to $7,995,000 as of February 28, 2011.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of February 28, 2011, our cash availability with CIT was approximately $1,000,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2011, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.  We do not expect to terminate the agreements and expect them to renew on the same terms and conditions on June 30, 2011.

From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which we bore the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  As of February 28, 2011, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of February 28, 2011, we had a net loan balance of $11,224,000 with CIT for factored receivables, a loan balance of $5,658,000 for inventory advances and one letter of credit outstanding in the aggregate amount of $4,000.

For the remainder of fiscal 2011, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures to support additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under both of our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2011. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2010 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of “Deferred Licensing Revenue” on the Consolidated Balance Sheets.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of February 28, 2011, we have recognized all of the advanced payments under our licensing agreements as income.

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors.  Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources).  A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Amounts are charged off against the reserve once it is established that amounts are not likely to be collected.  We recognize reserves for charge-backs based on our historical collection experience.

The balance in the allowance for customer credits and doubtful accounts as of February 28, 2011 and November 30, 2010 was $1,038,000 and $889,000, respectively, for non-factored accounts receivables.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Condensed Consolidated Financial Statements - ” and “Note 8 — Stockholders’ Equity — Stock Incentive Plans” for additional discussion.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board, or FASB, issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, we will no longer disclose the date through which we evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for us with respect to processes around issuing financial statements and Securities and Exchange Commission or SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised - for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on our financial statements.

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

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2011, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                 Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

JOE’S JEANS INC.

April 11, 2011	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

April 11, 2011	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith