Form 10-Q
period 2011-05-31
JOE'S JEANS INC.
filed 2011-07-11
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of July 11, 2011 was 64,846,751.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.            Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2011	November 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,634	$6,410
Accounts receivable, net	2,348	2,374
Inventories, net	25,584	30,245
Due from related parties	—	38
Deferred income taxes, net	3,225	3,225
Prepaid expenses and other current assets	1,246	1,092
Total current assets	41,037	43,384

Property and equipment, net	6,515	5,721
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,179	4,179
Other assets	426	349

Total assets	$79,993	$81,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,349	$10,373
Due to factor	2,665	4,972
Due to related parties	496	333
Total current liabilities	12,510	15,678

Deferred rent	1,135	918
Total liabilities	13,645	16,596

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 64,745 shares issued and 64,473 outstanding (2011) and 64,131 shares issued and 63,859 outstanding (2010)	6,476	6,415
Additional paid-in capital	104,837	104,364
Accumulated deficit	(41,908)	(42,849)
Treasury stock, 272 shares	(3,057)	(3,057)
Total stockholders’ equity	66,348	64,873

Total liabilities and stockholders’ equity	$79,993	$81,469

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
	(unaudited)		(unaudited)
Net sales	$24,701	$25,893	$45,881	$49,077
Cost of goods sold	13,180	14,392	23,975	26,210
Gross profit	11,521	11,501	21,906	22,867

Operating expenses
Selling, general and administrative	9,545	10,182	19,134	19,916
Depreciation and amortization	291	168	564	381
	9,836	10,350	19,698	20,297
Operating income	1,685	1,151	2,208	2,570
Interest expense	129	125	254	216
Income before provision for taxes	1,556	1,026	1,954	2,354
Income taxes	805	494	1,013	1,128
Net income	$751	$532	$941	$1,226

Earnings per common share - basic	$0.01	$0.01	$0.01	$0.02

Earnings per common share - diluted	$0.01	$0.01	$0.01	$0.02

Weighted average shares outstanding
Basic	63,784	62,385	63,741	61,717
Diluted	64,572	64,543	64,742	64,131

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2011	May 31, 2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$6,208	$(3,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,358)	(1,561)
Net cash used in investing activities	(1,358)	(1,561)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments to) proceeds from factor borrowing, net	(2,307)	772
Proceeds from exercise of warrants	—	653
Proceeds from exercise of options	—	30
Taxes on net settled options exercised	—	(653)
Payment of taxes on restricted stock units	(319)	(123)
Net cash (used in) provided by financing activities	(2,626)	679

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,224	(4,639)

CASH AND CASH EQUIVALENTS, at beginning of period	6,410	13,195

CASH AND CASH EQUIVALENTS, at end of period	$8,634	$8,556

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506
Net income (unaudited)	—	—	—	1,226	—	1,226
Stock-based compensation, net of withholding taxes (unaudited)	—	—	707	—	—	707
Exercise of warrants (unaudited)	480	48	605	—	—	653
Net settled warrants exercised (unaudited)	86	9	(9)	—	—	—
Exercise of stock options (unaudited)	60	6	24	—	—	30
Net settled options exercised (unaudited)	832	83	(83)	—	—	—
Taxes on net settled options exercised (unaudited)	—	—	(653)	—	—	(653)
Issuance of restricted stock (unaudited)	379	38	(38)	—	—	—
Balance, May 31, 2010 (unaudited)	63,331	$6,335	$104,158	$(44,224)	$(2,800)	$63,469

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net income (unaudited)	—	—	—	941	—	941
Stock-based compensation, net of withholding taxes (unaudited)	—	—	534	—	—	534
Issuance of restricted stock (unaudited)	614	61	(61)	—	—	—
Balance, May 31, 2011 (unaudited)	64,745	$6,476	$104,837	$(41,908)	$(3,057)	$66,348

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and six months ended May 31, 2011 and 2010 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2010 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate four full price retail stores and 17 outlet stores in outlet centers around the country.  Our Corporate and other is comprised of corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s ® brand.

We, along with our Joe’s Jeans Subsidiary, JD Holdings, Inc., or JD Holdings, and Joseph Dahan, the sole stockholder of JD Holdings, entered into a definitive Agreement and Plan of Merger on February 6, 2007, as amended on June 25, 2007, or the Merger Agreement.  JD Holdings primary assets included all rights, title and interest in all intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  JD Holdings was the successor to JD Design, the entity from whom we licensed the Joe’s Brand.  The license agreement terminated automatically upon completion of the merger.  We acquired JD Holdings in order to acquire the Joe’s Brand which allowed us to expand our product offerings and the brand in the marketplace, including opening branded retail stores and entering into licenses for additional product categories.

Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, we completed the merger.  In connection with the merger, Joe’s Subsidiary merged with and into JD Holdings, with Joe’s Subsidiary as the surviving entity.  In addition, we issued 14,000,000 shares of our common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $269,000 of other costs related to the merger. As a result of the merger, we now own all outstanding stock of JD Holdings and all rights, title and interest in the Joe’s Brand.  Upon completion of the merger, on October 25, 2007, Mr. Dahan became one of our officers, directors and greater than 10 percent stockholder and an Employment Agreement and Investor Rights Agreement became effective.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2011 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2011.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	May 31, 2011	November 30, 2010
Non-recourse receivables assigned to factor	$12,609	$13,571
Client recourse receivables	89	146
Total receivables assigned to factor	12,698	13,717

Allowance for customer credits	(3,376)	(2,967)
Net loan balance from factored accounts receivable	(7,814)	(10,013)
Net loan balance from inventory advances	(4,173)	(5,709)
Due to factor	$(2,665)	$(4,972)

Non-factored accounts receivable	$3,287	$3,263
Allowance for customer credits	(421)	$(440)
Allowance for doubtful accounts	(518)	(449)
Accounts receivable, net of allowance	$2,348	$2,374

Of the total amount of receivables sold by us as of May 31, 2011 and November 30, 2010, we hold the risk of payment of $89,000 and $146,000, respectively, in the event of non-payment by the customers.

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

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2012, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bore the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2011, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At May 31, 2011, we had one letter of credit outstanding in the aggregate amount of $1,000.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2011	November 30, 2010

Finished goods	$15,785	$23,347
Finished goods consigned to others	205	376
Work in progress	2,653	1,508
Raw materials	8,168	6,081
	26,811	31,312
Less allowance for obsolescence and slow moving items	(1,227)	(1,067)
	$25,584	$30,245

We did not record any charges to our inventory reserve allowance for the three and six month period ended May 31, 2011 and 2010, respectively.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of May 31, 2011 and November 30, 2010, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows (in thousands):

	May 31, 2011	November 30, 2010

Due from related parties
Kids Jeans LLC	$—	$13
Albert Dahan	—	25
Total due from related parties	$—	$38

Due to related parties
Joe Dahan	$394	$333
Albert Dahan	102	—
Total due to related parties	$496	$333

Joe Dahan

As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  See “Note 9 - Contingent Consideration Payments” for a further discussion on the contingent consideration.

For the three months ended May 31, 2011 and 2010, expenses of $452,000 and $458,000, respectively, and six months ended May 31, 2011 and 2010, expenses of $903,000 and $922,000, respectively, were recorded in the statement of income related to the contingent consideration payments made to Mr. Dahan under this agreement.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended May 31, 2011 and 2010, payments of $223,000, and $271,000, respectively, and for the six months ended May 31, 2011 and 2010, payments of $381,000 and $393,000, respectively, were made to Mr. Albert Dahan under this arrangement.

Effective as of June 1, 2009, we entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control.  Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,0000.  In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC.  See “Note 11 — Subsequent Events” for a further discussion on the settlement agreement.

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options and warrants.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Basic earnings per share computation:
Numerator:
Net income	$751	$532	$941	$1,226
Denominator:
Weighted average common shares outstanding	63,784	62,385	63,741	61,717
Income per common share - basic
Net income	$0.01	$0.01	$0.01	$0.02

Diluted earnings per share computation:
Numerator:
Net income	$751	$532	$941	$1,226
Denominator:
Weighted average common shares outstanding	63,784	62,385	63,741	61,717
Effect of dilutive securities:
Restricted shares, RSU’s and options	788	2,158	1,001	2,414
Dilutive potential common shares	64,572	64,543	64,742	64,131

Income per common share - dilutive
Net income	$0.01	$0.01	$0.01	$0.02

For the three months ended May 31, 2011 and 2010, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 2,087,803 and 450,000, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and unvested restricted shares and RSUs were out-of-the-money.

For the six months ended May 31, 2011 and 2010, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 1,947,803 and 450,000, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and unvested restricted shares and RSUs were out-of-the-money.

Shares Reserved for Future Issuance

As of May 31, 2011, shares reserved for future issuance include (i) 868,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 3,532,725 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 2,728,440 shares of common stock available for future issuance under the 2004 Stock Incentive Plan.

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2006.  We have been notified by the Internal Revenue Service, or IRS, that the federal income tax return for fiscal 2009 will be examined.  We do not expect this examination will have a material effect on our financial statements or results of operations upon conclusion of examination.  There are currently no other examinations pending with any other jurisdictions.

We had net operating loss carryforwards of $40,144,000 at the end of fiscal 2010 for federal tax purposes that will expire through 2026. We also had $25,489,000 of net operating loss carryforwards available for California which begin to expire in 2014.

Certain limitations may be placed on net operating loss carryforwards as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code.  In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years.  Additional changes in control in future periods could result in further limitations of our ability to offset taxable income.  Management believes that certain changes in control have occurred which resulted in limitations on our net operating loss carryforwards.

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of May 31, 2011, options to purchase up to 93,290 shares of common stock remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2011, 2,728,440 shares remained available for issuance under the 2004 Incentive Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2010, there was a total of $447,000 and $853,000 of stock based compensation expense recognized during the three and six months ended May 31, 2011, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2011 (in actual amounts) for service as a member:

	May 31, 2011
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

		Number of restricted shares issued
2007		320,000
2008		473,455
2009		371,436
2010		131,828
2011		—

Exercise prices for options outstanding as of May 31, 2011 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	140,000	3.7
$1.27 - $1.30	53,290	1.7
$1.58 - $1.63	225,000	3.2
$5.91	450,000	4.0

	868,290	3.6

The following table summarizes the stock option activity by plan for the respective periods (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at May 31, 2011	868,290	775,000	93,290

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(2,306,474)	(2,247,500)	(58,974)
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at May 31, 2010	919,572	775,000	144,572

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2011	868,290	$3.73	3.6	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(2,306,474)	1.08
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2010	919,572	$3.54	4.4	$460,706

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2011, there was $3,429,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2009 and November 30, 2010, and changes during the six months ended May 31, 2010 and 2011, respectively, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Vested	—	—	—	—	—
Issued	—	(353,812)	(353,812)	—	1.05
Cancelled	—	(199,761)	(199,761)	—	0.87
Forfeited	—	—	—	—	—
Outstanding at May 31, 2011	669,039	3,532,725	4,201,764	$1.17	$0.95

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Issued	—	(379,408)	(379,408)	—	0.71
Cancelled	—	(112,088)	(112,088)	—	0.71
Forfeited	—	(73,216)	(73,216)	—	0.96
Outstanding at May 31, 2010	691,903	4,209,267	4,901,170	$0.94	$0.85

In the three months ended May 31, 2011, there were 707,968 shares of restricted stock or RSUs granted.  In the three months ended May 31, 2011, we issued 32,958 shares of its common stock to holders of RSUs and we did not withhold or cancel any RSUs.  In the six months ended May 31, 2011, there were 1,219,513 shares of restricted stock or RSUs granted.  In the six months ended May 31, 2011, we issued 353,812 shares of its common stock to holders of RSUs, respectively, and withheld or cancelled 199,761 RSUs.

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

As of May 31, 2011, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2011 Remainder of the year	$1,831
2012	3,746
2013	3,989
2014	4,254
2015	4,392
Thereafter	20,138
$38,350

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	(dollar values in thousands)
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010

Net sales:
Wholesale	$20,187	$22,920	$37,684	$44,306
Retail	4,514	2,973	8,197	4,771
	$24,701	$25,893	$45,881	$49,077

Gross Profit:
Wholesale	$8,575	$9,599	$16,468	$19,787
Retail	2,946	1,902	5,438	3,080
	$11,521	$11,501	$21,906	$22,867

Operating income (loss):
Wholesale	$5,709	$5,783	$10,150	$11,997
Retail	143	125	24	113
Corporate and other	(4,167)	(4,757)	(7,966)	(9,540)
	$1,685	$1,151	$2,208	$2,570

			Six months ended
			May 31, 2011	May 31, 2010
Capital expenditures:
Wholesale			$143	$—
Retail			1,179	1,491
Corporate and other			36	70
			$1,358	$1,561

			May 31, 2011	November 30, 2010
Total assets:
Wholesale			$43,456	$45,594
Retail			8,419	7,980
Corporate and other			28,118	27,895
			$79,993	$81,469

NOTE 11 — SUBSEQUENT EVENTS

In June 2011, the first store was opened by a licensee under a license agreement with MultiTrend International.  The license agreement is a three year agreement for MultiTrend to open a minimum of seven stores along with exclusive rights to operate retail locations in Bahrain, Egypt, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and United Arab Emirates.  MultiTrend purchases the merchandise directly from us and pays us a royalty on net sales generated from the operation of the retail stores.

As discussed in “Note 5- Related Party Transactions — Kids Jeans LLC,” in June 2011 we entered into a settlement agreement with Kids LLC.  Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC’s right to continue to sell children’s apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it will be sold.  In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter.

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month period ended May 31, 2011 and 2010.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

The focus of our operations has been on our Joe’s® brand.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Joe Dahan to serve as one of our executive officers.  Mr. Dahan is our largest stockholder.  As of July 11, 2011, he owned approximately 18 percent of our total shares outstanding and also is a member of our Board of Directors.

Beginning in 2009, we began to re-examine our collection pieces and re-launched several product categories with their own unique branding along with the Joe’s® logo or name.  In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe’s, which was followed by items in other distinct product categories.  For the Fall of 2011, we will return to branding our products cohesively under the name Joe’s®.  We believe that products, such as woven shirts, tees and pants, when added to our core and fashion denim, will be a growth driver for our overall business in fiscal 2011.

For the remainder of 2011, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued improvement in our international and men’s sales, performance of our licensee’s under their respective agreements, including international retail store agreements, and enhancement of the products available to our customer’s branded with our Joe’s name and logos, including woven shirts, tees and pants.  At the beginning of fiscal 2010, we operated two full price stores and four outlet stores.  Currently, we operate four full price retail stores and 17 outlet stores.  We continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

Our business is seasonal.  The majority of the marketing and sales orders take place from late fall to early spring.  The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  However, because of the limited number of full price retail and outlet stores open during the first quarter of fiscal 2010 and the growing number of full-price retail and outlet stores opened thereafter, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  Our Corporate and other is comprised of corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s ® brand.

Comparison of Three Months Ended May 31, 2011 to Three Months Ended May 31, 2010

	Three months ended
	(dollar values in thousands)
	May 31, 2011	May 31, 2010	$ Change	% Change

Net sales	$24,701	$25,893	$(1,192)	(5)%
Cost of goods sold	13,180	14,392	(1,212)	(8)%
Gross profit	11,521	11,501	20	0%
Gross margin	47%	44%

Selling, general & administrative	9,545	10,182	(637)	(6)%
Depreciation & amortization	291	168	123	73%
Operating income	1,685	1,151	534	46%

Interest expense	129	125	4	3%
Income before provision for taxes	1,556	1,026	530	52%

Income taxes	805	494	311	63%

Net income	$751	$532	$219	41%

Three Months Ended May 31, 2011 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	May 31, 2011	May 31, 2010	$ Change	% Change

Net sales
Wholesale	$20,187	$22,920	$(2,733)	(12)%
Retail	4,514	2,973	1,541	52%
	$24,701	$25,893	$(1,192)	(5)%

Gross Profit:
Wholesale	$8,575	$9,599	$(1,024)	(11)%
Retail	2,946	1,902	1,044	55%
	$11,521	$11,501	$20	0%

Operating income (loss):
Wholesale	$5,709	$5,783	$(74)	(1)%
Retail	143	125	18	(14)%
Corporate and other	(4,167)	(4,757)	590	12%
	$1,685	$1,151	$534	46%

For the three months ended May 31, 2011, or the second quarter of fiscal 2011, our net sales decreased to $24,701,000 from $25,893,000 for the three months ended May 31, 2010, or the second quarter fiscal 2010, a five percent decrease.  We generated operating income in the amount of $1,685,000 for the second quarter of fiscal 2011 compared to $1,151,000 for the second quarter of fiscal 2010, a 46 percent increase.

Net Sales

Our net sales decreased to $24,701,000 for the second quarter of fiscal 2011 from $25,893,000 for the second quarter of fiscal 2010, a five percent decrease.

More specifically, our wholesale net sales decreased to $20,187,000 for the second quarter of fiscal 2011 from $22,920,000 for the first quarter of fiscal 2010, a 12 percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease in international and women’s domestic sales, which declined collectively by $3,155,000 over the prior year period, or a 16 percent decrease.  This decrease was partially offset by a $422,000, or a 13 percent increase, in men’s domestic sales.

Our retail net sales increased to $4,514,000 for the second quarter of fiscal 2011 from $2,973,000 for the second quarter of fiscal 2010, a 52 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of seven additional stores since the second quarter of fiscal 2010.

Gross Profit

Our gross profit remained flat at $11,521,000 for the second quarter of fiscal 2011 from $11,501,000 for the second quarter of fiscal 2010, a less than one percent decrease.  Our overall gross margin improved to 47 percent for the second quarter of fiscal 2011 compared to 44 percent for the second quarter of fiscal 2010.  This improvement in our overall gross margin was due to a shift in a higher percentage of sales from our retail channel which carries higher gross margins during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Our wholesale gross profit decreased to $8,575,000 for the second quarter of fiscal 2011 from $9,599,000 for the second quarter of fiscal 2010, an 11 percent decrease, due primarily to a $2,733,000 decrease in wholesale sales.  Our wholesale gross margins remained flat in the comparative periods.

Our retail gross profit increased to $2,946,000 for the second quarter of fiscal 2011 from $1,902,000 for the second quarter of fiscal 2010, a 55 percent increase, due to a $1,541,000 increase in retail sales.  Our retail gross margin percentage was higher in the second quarter of fiscal 2011 than the second quarter of fiscal 2010 due to less promotional activity.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses decreased to $9,836,000 for the second quarter of fiscal 2011 from $10,350,000 for the second quarter of fiscal 2010, a five percent decrease.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

Our wholesale SG&A expense decreased to $2,866,000 for the second quarter of fiscal 2011 from $3,816,000 for the second quarter of fiscal 2010, a 25 percent decrease.  Our wholesale SG&A expense was lower in the second quarter of fiscal 2011 mostly due to lower sample and distribution expenses.  Cost savings in these areas resulted from close management of our sample expenses and consolidating our distribution function to our corporate facility.

Our retail SG&A expense increased to $2,803,000 for the second quarter of fiscal 2011 from $1,777,000 for the second quarter of fiscal 2010, a 58 percent increase.  Our retail SG&A expense increased due to the addition of costs associated with opening and operating seven new retail stores since the second quarter of fiscal 2010.

Our corporate and other SG&A expense decreased to $4,167,000 in the second quarter of fiscal 2011 from $4,757,000 for the second quarter of fiscal 2010, a 12 percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations.  Our payroll expense and professional fees decreased while we increased expenses in print and other advertising in order to support and promote our brand.

Operating Income

Operating income increased to $1,685,000 for the second quarter of fiscal 2011 from $1,151,000 for the second quarter of fiscal 2010, a 46 percent increase.  We experienced an operating income increase even though our net sales decreased by $1,192,000, or five percent.  This was mostly due to a two percentage point increase in overall gross margins and overall SG&A expense savings of $514,000.

Our wholesale operating income decreased to $5,709,000 for the second quarter of fiscal 2011 from $5,783,000 for the second quarter of fiscal 2010, a one percent decrease.  Our retail operating income increased to $143,000 for the second quarter of fiscal 2011 from $125,000 for the second quarter of fiscal 2010, a 14 percent increase.  Corporate overhead costs decreased by $590,000 which resulted in an increase in our operating income of $534,000 to $1,685,000.

Interest Expense

Our combined interest expense increased to $129,000 for the second quarter of fiscal 2011 from $125,000 for the second quarter of fiscal 2010, a three percent increase.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained comparable average loan balances under our factoring facility in both comparative periods.

Income Tax

Our effective tax rate was 52 percent for the second quarter of 2011 compared to 48 percent in the second quarter of 2010.  The increase in the effective tax rate between the periods was primarily due to permanent tax deduction limitations related to executive compensation and the permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007) remaining constant while forecasted income before tax decreased.

Net Income

We generated net income of $751,000 in the second quarter of fiscal 2011 compared to $532,000 for the second quarter of fiscal 2010.  This increase was primarily due to two percentage point increase in overall gross margins and overall SG&A expense savings of $514,000.

Comparison of Six Months Ended May 31, 2011 to Six Months Ended May 31, 2010

	Six months ended
	(dollar values in thousands)
	May 31, 2011	May 31, 2010	$ Change	% Change

Net sales	$45,881	$49,077	$(3,196)	(7)%
Cost of goods sold	23,975	26,210	(2,235)	(9)%
Gross profit	21,906	22,867	(961)	(4)%
Gross margin	48%	47%

Selling, general & administrative	19,134	19,916	(782)	(4)%
Depreciation & amortization	564	381	183	48%
Operating income	2,208	2,570	(362)	(14)%

Interest expense	254	216	38	18%
Income before provision for taxes	1,954	2,354	(400)	(17)%

Income taxes	1,013	1,128	(115)	(10)%

Net income	$941	$1,226	$(285)	(23)%

Six Months Ended May 31, 2011 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	May 31, 2011	May 31, 2010	$ Change	% Change

Net sales
Wholesale	$37,684	$44,306	$(6,622)	(15)%
Retail	8,197	4,771	3,426	72%
	$45,881	$49,077	$(3,196)	(7)%

Gross Profit:
Wholesale	$16,468	$19,787	$(3,319)	(17)%
Retail	5,438	3,080	2,358	77%
	$21,906	$22,867	$(961)	(4)%

Operating income (loss):
Wholesale	$10,150	$11,997	$(1,847)	(15)%
Retail	24	113	(89)	79%
Corporate and other	(7,966)	(9,540)	1,574	16%
	$2,208	$2,570	$(362)	(14)%

For the six months ended May 31, 2011, our net sales decreased to $45,881,000 from $49,077,000 for the six months ended May 31, 2010, a seven percent decrease.  We generated operating income in the amount of $2,208,000 for the six months ended May 31, 2011 compared to $2,570,000 for the six months ended May 31, 2010, a 14 percent decrease.

Net Sales

Our net sales decreased to $45,881,000 for the six months ended May 31, 2011 compared to $49,077,000 for the six months ended May 31, 2010, a seven percent decrease.

More specifically, our wholesale net sales decreased to $37,684,000 for the six months ended May 31, 2011 from $44,306,000 for the six months ended May 31, 2010, a 15 percent decrease.  This decrease in our wholesale sales can be attributed to a decrease in overall sales in our women’s domestic channels and more particularly, a decrease in sales of leggings that did not continue to perform for us after the first quarter of fiscal 2010.

Our retail net sales increased to $8,197,000 for the six months ended May 31, 2011 from $4,771,000 for the six months ended May 31, 2010, a 72 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of seven additional stores since the second quarter of fiscal 2010.

Gross Profit

Our gross profit decreased to $21,906,000 for the six months ended May 31, 2011 from $22,867,000 for the six months ended May 31, 2010, a four percent decrease.  Our overall gross margin increased to 48 percent for the six months ended May 31, 2011 from 47 percent for the six months ended May 31, 2010.  This improvement in our overall gross margin was due to a shift in a higher percentage of sales from our retail channel which carries higher gross margins during the six months ended May 31, 2011 compared to the six months ended May 31, 2010.

Our wholesale gross profit decreased to $16,468,000 for the six months ended May 31, 2011 from $19,787,000 for the six months ended May 31, 2010, a 17 percent decrease.  This decrease is primarily attributable to a $6,622,000 decrease in our wholesale net sales.  Our wholesale gross margin decreased by one percentage point due to our product placement mix with our wholesale customers.

Our retail gross profit increased to $5,438,000 for the six months ended May 31, 2011 from $3,080,000 for the six months ended May 31, 2010, a 77 percent increase, due primarily to a $3,426,000 increase in retail sales.  Our retail gross margin improved by approximately one percentage point from the prior year comparative period due to less promotional activity.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses decreased to $19,698,000 for the six months ended May 31, 2011 from $20,297,000 for the six months ended May 31, 2010, a three percent decrease.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the earn-out in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

Our wholesale SG&A expense decreased to $6,318,000 for the six months ended May 31, 2011 from $7,790,000 for the six months ended May 31, 2010, a 19 percent decrease.  Our wholesale SG&A expense was lower in the six months ended May 31, 2011 mostly due to lower sample and distribution expenses.  Cost savings in these areas resulted from close management of our sample expenses and consolidating our distribution function to our corporate facility.

Our retail SG&A expense increased to $5,414,000 for the six months ended May 31, 2011 from $2,967,000 for the six months ended May 31, 2010, a 82 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating seven new retail stores since the second quarter of fiscal 2010.

Our corporate and other SG&A expense decreased to $7,966,000 for the six months ended May 31, 2011 from $9,540,000 for the six months ended May 31, 2010, a 17 percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations and decreased as we continue to monitor and manage the expenses associated with operating our business.

Operating Income

Our wholesale operating income decreased to $10,150,000 for the six months ended May 31, 2011 from $11,997,000 for the six months ended May 31, 2010, a 15 percent decrease.  Our retail operating income decreased to $24,000 for the six months ended May 31, 2011 from operating income of $113,000 for the six months ended May 31, 2010.  Our operating income was positively impacted by a $1,574,000 decrease in general overhead costs.  As a result of the decreases in our wholesale and retail operating income, we had a net decline in our operating income to $2,208,000 for the six months ended May 31, 2011 from $2,570,000 for the six months ended May 31, 2010.

Interest Expense

Our combined interest expense increased to $254,000 for the six months ended May 31, 2011 from $216,000 for the six months ended May 31, 2010, an 18 percent increase.  Our interest expense consists of interest expense from our factoring and inventory lines of credit.  This increase in interest expense is mostly due to higher average loan balances during the six months ended May 31, 2011 under our factoring facility and inventory lines of credit.

Income Tax

Our effective tax rate was 52 percent for the six month period ended May 31, 2011 compared to 48 percent in the six month period ended May 31, 2010.  The increase in the effective tax rate between the periods was primarily due to permanent tax deduction limitations related to executive compensation and the permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007) remaining constant while forecasted income before tax decreased.

Net Income

We generated net income of $941,000 in the six months ended May 31, 2011 compared to $1,226,000 for the six months ended May 31, 2010.  The decrease in net income for the six months ended May 31, 2011 compared to the six months ended May 31, 2010 is largely the result of a decrease in combined net sales during the six month period ended May 31, 2011.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the six months ended May 31, 2011, we generated $6,208,000 of cash flow from operations and used $1,358,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores.  We repaid $2,307,000 in factored borrowings.  We paid taxes on restricted stock units in the amount of $319,000.  Our cash balance increased to $8,634,000 as of May 31, 2011.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, a unit of CIT Group Inc., or CIT, through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of May 31, 2011, our cash availability with CIT was approximately $3,191,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2012, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which we bore the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  As of May 31, 2011, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of May 31, 2011, we had a net loan balance of $7,814,000 with CIT for factored receivables, a loan balance of $4,173,000 for inventory advances and one letter of credit outstanding in the aggregate amount of $1,000.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are calculated in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of May 31, 2011, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2011 and November 30, 2010 was $939,000 and $889,000, respectively, for non-factored accounts receivables.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Condensed Consolidated Financial Statements - “Note 8 — Stockholders’ Equity — Stock Incentive Plans” for additional discussion.

Recent Accounting Pronouncements

In May 2009, FASB issued a standard related to subsequent events.  The standard is effective for interim or annual periods ending after June 15, 2009 and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB issued an update to a standard to amend the topic of Subsequent Events. As a result of this update, we will no longer disclose the date through which we evaluated subsequent events in the financial statements - either in originally issued financial statements or reissued financial statements. This change addresses practice issues for us with respect to processes around issuing financial statements and Securities and Exchange Commission or SEC registration requirements (e.g., incorporation by reference of previously issued financial statements). In addition, we will not have to disclose the date that financial statements were reissued unless the financial statements are revised - for either an error correction or other retrospective application of GAAP. We will evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance in the second fiscal quarter of 2010, and this guidance did not have a material impact on our financial statements.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2011, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

JOE’S JEANS INC.

July 11, 2011	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer),
President and Director

July 11, 2011	/s/ Hamish Sandhu
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