Form 10-Q
period 2011-08-31
JOE'S JEANS INC.
filed 2011-10-11
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of October 11, 2011 was 64,887,631.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2011	November 30, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,641	$6,410
Accounts receivable, net	1,846	2,374
Inventories, net	24,891	30,245
Due from related parties	—	38
Deferred income taxes, net	3,225	3,225
Prepaid expenses and other current assets	1,559	1,092
Total current assets	43,162	43,384

Property and equipment, net	5,515	5,721
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,179	4,179
Other assets	547	349

Total assets	$81,239	$81,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,420	$10,373
Due to factor	4,561	4,972
Due to related parties	438	333
Total current liabilities	15,419	15,678

Deferred rent	1,223	918
Total liabilities	16,642	16,596

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 65,159 shares issued and 64,887 outstanding (2011) and 64,131 shares issued and 63,859 outstanding (2010)	6,518	6,415
Additional paid-in capital	105,082	104,364
Accumulated deficit	(43,946)	(42,849)
Treasury stock, 272 shares	(3,057)	(3,057)
Total stockholders’ equity	64,597	64,873

Total liabilities and stockholders’ equity	$81,239	$81,469

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
	(unaudited)		(unaudited)
Net sales	$24,151	$25,534	$70,032	$74,611
Cost of goods sold	14,407	13,732	38,382	39,942
Gross profit	9,744	11,802	31,650	34,669

Operating expenses
Selling, general and administrative	10,919	10,070	30,053	29,986
Depreciation and amortization	323	223	887	604
Retail stores impairment	1,144	—	1,144	—
	12,386	10,293	32,084	30,590
Operating (loss) income	(2,642)	1,509	(434)	4,079
Interest expense	111	113	365	329
(Loss) income before provision for taxes	(2,753)	1,396	(799)	3,750
Income tax (benefit) expense	(715)	838	298	1,966
Net (loss) income	$(2,038)	$558	$(1,097)	$1,784

(Loss) earnings per common share - basic	$(0.03)	$0.01	$(0.02)	$0.03

(Loss) earnings per common share - diluted	$(0.03)	$0.01	$(0.02)	$0.03

Weighted average shares outstanding
Basic	64,128	62,841	63,871	62,095
Diluted	64,128	64,494	63,871	64,278

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2011	August 31, 2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$7,986	$(5,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,825)	(2,514)
Net cash used in investing activities	(1,825)	(2,514)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments to) proceeds from factor borrowing, net	(411)	1,966
Proceeds from exercise of warrants	—	653
Proceeds from exercise of options	—	30
Taxes on net settled options exercised	—	(653)
Payment of taxes on restricted stock units	(519)	(595)
Net cash (used in) provided by financing activities	(930)	1,401

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,231	(6,632)

CASH AND CASH EQUIVALENTS, at beginning of period	6,410	13,195

CASH AND CASH EQUIVALENTS, at end of period	$11,641	$6,563

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506
Net income (unaudited)	—	—	—	1,784	—	1,784
Stock-based compensation, net of withholding taxes (unaudited)	—	—	690	—	—	690
Exercise of warrants (unaudited)	480	48	605	—	—	653
Net settled warrants exercised (unaudited)	86	9	(9)	—	—	—
Exercise of stock options (unaudited)	60	6	24	—	—	30
Net settled options exercised (unaudited)	832	83	(83)	—	—	—
Taxes on net settled options exercised (unaudited)	—	—	(653)	—	—	(653)
Issuance of restricted stock (unaudited)	834	84	(84)	—	—	—
Balance, August 31, 2010 (unaudited)	63,786	$6,381	$104,095	$(43,666)	$(2,800)	$64,010

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net loss (unaudited)	—	—	—	(1,097)	—	(1,097)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	821	—	—	821
Issuance of restricted stock (unaudited)	1,028	103	(103)	—	—	—
Balance, August 31, 2011 (unaudited)	65,159	$6,518	$105,082	$(43,946)	$(3,057)	$64,597

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and nine months ended August 31, 2011 and 2010 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2010 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 31, 2011 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2011.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

There were no Financial Accounting Standards Board, or FASB, issued standard that we adopted in the relevant periods.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	August 31, 2011	November 30, 2010
Non-recourse receivables assigned to factor	$14,010	$13,571
Client recourse receivables	122	146
Total receivables assigned to factor	14,132	13,717

Allowance for customer credits	(2,813)	(2,967)
Net loan balance from factored accounts receivable	(11,262)	(10,013)
Net loan balance from inventory advances	(4,618)	(5,709)
Due to factor	$(4,561)	$(4,972)

Non-factored accounts receivable	$2,798	$3,263
Allowance for customer credits	(428)	$(440)
Allowance for doubtful accounts	(524)	(449)
Accounts receivable, net of allowance	$1,846	$2,374

Of the total amount of receivables sold by us as of August 31, 2011 and November 30, 2010, we hold the risk of payment of $122,000 and $146,000, respectively, in the event of non-payment by the customers.

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

From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe’s bore the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of August 31, 2011, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At August 31, 2011, we did not have any letters of credit outstanding.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2011	November 30, 2010

Finished goods	$15,179	$23,347
Finished goods consigned to others	197	376
Work in progress	1,779	1,508
Raw materials	8,816	6,081
	25,971	31,312
Less allowance for obsolescence and slow moving items	(1,080)	(1,067)
	$24,891	$30,245

We recorded charges to our inventory reserve allowance of $128,000 for the three and nine month period ended August 31, 2011 and $0 for the three and nine months ended August 31, 2010, respectively.

During the third quarter of fiscal 2011, we wrote down certain finished goods inventory by $1,620,000, representing the lower of cost or market adjustment.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Useful lives (years)	August 31, 2011	November 30, 2010

Computer and equipment	3-7	$1,699	$1,600
Furniture and fixtures	3-7	2,332	1,930
Leasehold improvements, primarily retail	5-10	3,946	4,437
		7,977	7,967
Less accumulated depreciation		(2,462)	(2,246)
Net property and equipment		$5,515	$5,721

Depreciation and amortization expense related to property and equipment is recorded in operating expenses.  For the three months ended August 31, 2011 and 2010, depreciation and amortization was $323,000 and $223,000, respectively, and for the nine months ended August 31, 2011 and 2010, was $887,000 and $604,000, respectively.

We identify indicators of impairment present at certain of our retail stores which are part of our retail segment (all located in the U.S).  These indicators of impairment are specifically related to under-performance or operating losses relative to expected historical or projected future operating results.  We perform a recoverability test and an impairment test on these stores.  The key assumptions used in estimates of projected cash flows were sales, gross margins and payroll costs.  These forecasts were based on historical trends and take into account recent developments, as well as our future plans and intentions.  Based upon the results of the discounted cash flow analysis, which included the operating performance of certain of our stores, we recorded an impairment charge related to property and equipment at two of our full price retail stores of $1,144,000 for both the three and nine months ended August 31, 2011 because we do not believe we can recover the carrying value of the property and equipment.

NOTE 6 —RELATED PARTY TRANSACTIONS

As of August 31, 2011 and November 30, 2010, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows (in thousands):

	August 31, 2011	November 30, 2010

Due from related parties
Kids Jeans LLC	$—	$13
Albert Dahan	—	25
Total due from related parties	$—	$38

Due to related parties
Joe Dahan	$403	$333
Albert Dahan	35	—
Total due to related parties	$438	$333

Joe Dahan

As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  See “Note 9 - Contingent Consideration Payments” for a further discussion on the contingent consideration.

For the three months ended August 31, 2011 and 2010, expenses of $439,000 and $441,000, respectively, and nine months ended August 31, 2011 and 2010, expenses of $1,342,000 and $1,363,000, respectively, were recorded in the statement of income related to the contingent consideration payments made to Mr. Dahan under this agreement.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended August 31, 2011 and 2010, payments of $165,000, and $226,000, respectively, and for the nine months ended August 31, 2011 and 2010, payments of $546,000 and $619,000, respectively, were made to Mr. Albert Dahan under this arrangement.

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

NOTE 7— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Basic earnings per share computation:
Numerator:
Net (loss) income	$(2,038)	$558	$(1,097)	$1,784
Denominator:
Weighted average common shares outstanding	64,128	62,841	63,871	62,095
(Loss) income per common share - basic
Net income	$(0.03)	$0.01	$(0.02)	$0.03

Diluted earnings per share computation:
Numerator:
Net (loss) income	$(2,038)	$558	$(1,097)	$1,784
Denominator:
Weighted average common shares outstanding	64,128	62,841	63,871	62,095
Effect of dilutive securities:
Restricted shares, RSU’s and options	—	1,653	—	2,183
Dilutive potential common shares	64,128	64,494	63,871	64,278

(Loss) income per common share - dilutive
Net (loss) income	$(0.03)	$0.01	$(0.02)	$0.03

For the three and nine months ended August 31, 2010, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 450,000 have been excluded from the calculation of diluted income per share because the exercise prices of such options and unvested restricted shares and RSUs were out-of-the-money.

For the three and nine months ended August 31, 2011, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 4,415,843 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2011, shares reserved for future issuance include (i) 868,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,878,514 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 2,968,512 shares of common stock available for future issuance under the 2004 Stock Incentive Plan.

NOTE 8 —INCOME TAXES

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2006.  Our federal income tax return for fiscal 2009 is currently under examination by the Internal Revenue Service, or IRS.  We do not expect this examination will have a material effect on our financial statements or results of operations upon conclusion of examination.  There are currently no other examinations pending with any other jurisdictions.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of August 31, 2011, options to purchase up to 93,290 shares of common stock remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2011, 2,968,512  shares remained available for issuance under the 2004 Incentive Plan.  At our annual stockholder’s meeting to be held on October 26, 2011, we are asking our stockholders to approve the adoption of an Amended and Restated 2004 Stock Incentive Plan, or the Restated Plan.  The Restated Plan is similar to the 2004 Stock Incentive Plan, but has been updated to reflect changes in the tax code since its original adoption and to qualify for deductibility under Section 162(m) of the Internal Revenue Code for certain grants of performance based compensation pursuant to pre-established performance goals.  If the Restated Plan is approved, we will no longer grant shares under the 2004 Incentive Plan and all future grants will be made pursuant to the Restated Plan.  We have asked our stockholders to approve the reserve for issuance of up to 6,825,000 shares of common stock under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2010, there was a total of $487,000 and $1,340,000 of stock based compensation expense recognized during the three and nine months ended August 31, 2011, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2011 (in actual amounts) for service as a member:

	August 31, 2011
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted
shares issued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—

Exercise prices for options outstanding as of August 31, 2011 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	140,000	3.4
$1.27 - $1.30	53,290	1.4
$1.58 - $1.63	225,000	3.0
$5.91	450,000	3.8

	868,290	3.4

The following table summarizes the stock option activity by plan for the respective periods (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at August 31, 2011	868,290	775,000	93,290

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(2,306,474)	(2,247,500)	(58,974)
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at August 31, 2010	919,572	775,000	144,572

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2011	868,290	$3.73	3.4	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(2,306,474)	1.08
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2010	919,572	$3.54	4.1	$258,791

Weighted average per option fair value of options granted during the year		N/A

As of August 31, 2011, there was $2,985,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2009 and November 30, 2010, and changes during the nine months ended August 31, 2010 and 2011, respectively, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Vested	—	—	—	—	—
Issued	—	(767,943)	(767,943)	—	1.03
Cancelled	—	(439,841)	(439,841)	—	0.91
Forfeited	—	—	—	—	—
Outstanding at August 31, 2011	669,039	2,878,514	3,547,553	$1.17	$0.95

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Issued	—	(835,200)	(835,200)	—	0.79
Cancelled	—	(318,957)	(318,957)	—	0.84
Forfeited	—	(119,030)	(119,030)	—	0.98
Outstanding at August 31, 2010	691,903	3,500,792	4,192,695	$0.94	$0.84

In the three months ended August 31, 2011, we did not grant any shares of restricted stock or RSUs.  In the three months ended August 31, 2011, we issued 414,131 shares of its common stock to holders of RSUs and we withheld or canceled 240,080 RSUs.  In the nine months ended August 31, 2011, there were 1,219,513 shares of restricted stock or RSUs granted.  In the nine months ended August 31, 2011, we issued 767,943 shares of its common stock to holders of RSUs, respectively, and withheld or cancelled 439,841 RSUs.

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

Retail Leases

We lease retail store locations under operating lease agreements expiring on various dates through 2023 or 5 to 10 years from the rent commencement date and have one temporary space for a term of nine months.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of August 31, 2011, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2011 Remainder of the year	$924
2012	3,745
2013	3,988
2014	4,253
2015	4,390
Thereafter	20,086
$37,386

NOTE 11 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Nine months ended
	(dollar values in thousands)
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010

Net sales:
Wholesale	$19,705	$21,349	$57,389	$65,655
Retail	4,446	4,185	12,643	8,956
	$24,151	$25,534	$70,032	$74,611

Gross Profit:
Wholesale	$6,754	$9,498	$23,222	$29,285
Retail	2,990	2,304	8,428	5,384
	$9,744	$11,802	$31,650	$34,669

Operating income (loss):
Wholesale	$3,135	$5,741	$13,285	$17,738
Retail	(1,248)	(10)	(1,224)	103
Corporate and other	(4,529)	(4,222)	(12,495)	(13,762)
	$(2,642)	$1,509	$(434)	$4,079

	Nine months ended
	August 31, 2011	August 31, 2010
Capital expenditures:
Wholesale	$249	$23
Retail	1,513	2,399
Corporate and other	63	92
	$1,825	$2,514

	August 31, 2011	November 30, 2010
Total assets:
Wholesale	$45,457	$45,594
Retail	7,679	7,980
Corporate and other	28,103	27,895
	$81,239	$81,469

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month period ended August 31, 2011 and 2010.  This discussion should be read in conjunction with our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

The focus of our operations has been on our Joe’s® brand.  To enhance our ability to capitalize on the Joe’s® brand, on February 6, 2007, we entered into a merger agreement to merge with JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we licensed the Joe’s® brand.  We also entered into our first license agreement for other product categories for handbags and small leather goods bearing the Joe’s® brand.  In October 2007, we completed the merger and acquired JD Holdings.  In exchange for JD Holdings, we issued 14,000,000 shares of our common stock and $300,000 in cash.  As part of the merger consideration, we are obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017.  Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.  Concurrently, we entered into an employment agreement with Joe Dahan to serve as one of our executive officers.  Mr. Dahan is our largest stockholder.  As of October 11, 2011, he owned approximately 18 percent of our total shares outstanding and also is a member of our Board of Directors.

Beginning in 2009, we began to re-examine our collection pieces and re-launched several product categories with their own unique branding along with the Joe’s® logo or name.  In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe’s, which was followed by items in other distinct product categories.  For the Fall of 2011, we will return to branding our products cohesively under the name Joe’s®.  We  believe that offering other products, such as tees, tops and non-denim bottoms, when added to our core and fashion denim, will be a growth driver for our overall business in fiscal 2011.

For the remainder of 2011, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued improvement in our men’s sales, performance of our licensee’s under their respective agreements, including international retail store agreements, and enhancement of the products available to our customer’s branded with our Joe’s name and logos, including tees, tops and non-denim bottoms.  At the beginning of fiscal 2010, we operated two full price stores and four outlet stores.  Currently, we operate five full price retail stores and 17 outlet stores.  We continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories, such as children’s products, shoes, handbags and belts.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.

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

Comparison of Three Months Ended August 31, 2011 to Three Months Ended August 31, 2010

	Three months ended
	(dollar values in thousands)
	August 31, 2011	August 31, 2010	$ Change	% Change

Net sales	$24,151	$25,534	$(1,383)	(5)%
Cost of goods sold	14,407	13,732	675	5%
Gross profit	9,744	11,802	(2,058)	(17)%
Gross margin	40%	46%

Selling, general & administrative	10,919	10,070	849	8%
Depreciation & amortization	323	223	100	45%
Retail stores impairment	1,144	—	1,144	N/A
Operating (loss) income	(2,642)	1,509	(4,151)	(275)%

Interest expense	111	113	(2)	(2)%
(Loss) income before provision for taxes	(2,753)	1,396	(4,149)	(297)%

Income tax (benefit) expense	(715)	838	(1,553)	(185)%

Net (loss) income	$(2,038)	$558	$(2,596)	(465)%

Three Months Ended August 31, 2011 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	August 31, 2011	August 31, 2010	$ Change	% Change

Net sales
Wholesale	$19,705	$21,349	$(1,644)	(8)%
Retail	4,446	4,185	261	6%
	$24,151	$25,534	$(1,383)	(5)%

Gross Profit:
Wholesale	$6,754	$9,498	$(2,744)	(29)%
Retail	2,990	2,304	686	30%
	$9,744	$11,802	$(2,058)	(17)%

Operating income (loss):
Wholesale	$3,135	$5,741	$(2,606)	(45)%
Retail	(1,248)	(10)	(1,238)	(12,380)%
Corporate and other	(4,529)	(4,222)	(307)	(7)%
	$(2,642)	$1,509	$(4,151)	(275)%

For the three months ended August 31, 2011, or the third quarter of fiscal 2011, our net sales decreased to $24,151,000 from $25,534,000 for the three months ended August 31, 2010, or the third quarter fiscal 2010, a five percent decrease.  We had an operating loss of $2,642,000 for the third quarter of fiscal 2011 compared to operating income of $1,509,000 for the third quarter of fiscal 2010, a 275 percent decrease.

Net Sales

Our net sales decreased to $24,151,000 for the third quarter of fiscal 2011 from $25,534,000 for the third quarter of fiscal 2010, a five percent decrease.

More specifically, our wholesale net sales decreased to $19,705,000 for the third quarter of fiscal 2011 from $21,349,000 for the third quarter of fiscal 2010, an eight percent decrease.  This decrease in our wholesale sales is primarily attributed to a decrease in international and women’s domestic sales, which declined collectively by $3,261,000 over the prior year period, or a 18 percent decrease.   This decrease was partially offset by a $1,314,000, or a 40 percent increase, in men’s domestic sales.

Our retail net sales increased to $4,446,000 for the third quarter of fiscal 2011 from $4,185,000 for the third quarter of fiscal 2010, a six percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of seven additional stores between the end of the third quarter of fiscal 2010 and the end of our third quarter of fiscal 2011.

Gross Profit

Our gross profit decreased to $9,744,000 for the third quarter of fiscal 2011 from $11,802,000 for the third quarter of fiscal 2010, a 17 percent decrease.  Our overall gross margin decreased to 40 percent for the third quarter of fiscal 2011 compared to 46 percent for the third quarter of fiscal 2010.  Our gross profit and gross margin for the third quarter of fiscal 2011 was negatively impacted by a write down of $1,620,000 to market value for leggings and collection inventory.   This inventory write down accounted for 14 percent of the 17 percent decline in the current quarter’s gross profit and resulted in a gross margin reduction of seven percentage points.

Our wholesale gross profit decreased to $6,754,000 for the third quarter of fiscal 2011 from $9,498,000 for the third quarter of fiscal 2010, a 29 percent decrease due to write down of $1,620,000 in the carrying value of certain finished goods inventory to market and a decrease of $1,644,000  in wholesale sales.  This inventory write down reduced our wholesale gross profit for the third quarter of fiscal 2011 by approximately 19 percent and resulted in a gross margin reduction of eight percentage points.  Our wholesale gross margins for the third quarter of fiscal 2011 were further impacted by our product placement mix with our wholesale customers.

Our retail gross profit increased $2,990,000 for the third quarter of fiscal 2011 from $2,304,000 for the third quarter of fiscal 2010, a 30 percent increase, due primarily to a 12 percentage point increase in gross margin.  We undertook a high level of promotional activity during the third quarter of fiscal 2010 which resulted in gross margins of 55 percent compared to gross margins of 67 percent for the third quarter of fiscal 2011.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses increased to $12,386,000 for the third quarter of fiscal 2011 from $10,293,000 for the third quarter of fiscal 2010, a twenty percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization and retail store impairment.  In the third quarter of fiscal 2011, we recorded a retail store impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.  Due to this impairment, our SG&A expenses increased correspondingly for the third quarter of fiscal 2011.

Our wholesale SG&A expense decreased to $3,619,000 for the third quarter of fiscal 2011 from $3,757,000 for the third quarter of fiscal 2010, a four percent decrease.  Our wholesale SG&A expense was lower in the third quarter of fiscal 2011 mostly due to lower sample and distribution expenses.  Cost savings in these areas resulted from close management of our sample expenses and consolidating our distribution function to our corporate facility in the first quarter of fiscal 2011.

Our retail SG&A expense increased to $4,238,000 for the third quarter of fiscal 2011 from $2,314,000 for the third quarter of fiscal 2010, a 83 percent increase.  Our retail SG&A expense increased due to the addition of costs associated with opening and operating seven additional stores between the end of the third quarter of fiscal 2010 and the end of our third quarter of fiscal 2011 and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.  Due to this impairment, our retail SG&A expenses increased correspondingly for the third quarter of fiscal 2011.

Our corporate and other SG&A expense increased to $4,529,000 in the third quarter of fiscal 2011 from $4,222,000 for the third quarter of fiscal 2010, a seven percent increase.  Our corporate and other SG&A expense includes general overhead associated with running our operations.  Our increase in corporate and other SG&A expenses was primarily attributable to increased expenses in print and other advertising in order to support and promote our brand and increased professional fees.

Operating Income

We had an operating loss of $2,642,000 for the third quarter of fiscal 2011 compared to operating income of $1,509,000 for the third quarter of fiscal 2010, a 275 percent decrease.  We experienced an operating loss compared to operating income mostly due to the impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores and the write down of $1,620,000 to market value for leggings and collection inventory.

Our wholesale operating income decreased to $3,135,000 for the third quarter of fiscal 2011 from $5,741,000 for the third quarter of fiscal 2010, a 45 percent decrease.  Our retail operating loss was $1,248,000 compared to a loss of $10,000 for the third quarter of fiscal 2010.  Corporate operating income increased by $307,000 to $4,529,000 from $4,222,000, contributing to our operating loss.

Interest Expense

Our combined interest expense decreased to $111,000 for the third quarter of fiscal 2011 from $113,000 for the third quarter of fiscal 2010, a two percent decrease.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained comparable average loan balances under our factoring facility in both comparative periods.

Income Tax

Our effective tax rate was a benefit of 26 percent for the third quarter of fiscal 2011 compared to an expense of 60 percent in the third quarter of 2010.  The income tax benefit for the third quarter of fiscal 2011 resulted from losses associated with our operations in the current quarter.  Differences in our effective tax rate between the comparative periods are primarily due to permanent tax deduction limitations related to executive compensation and the permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007) remaining constant while estimated pre-tax income (loss) varied.

Net (Loss) Income

Our net loss was $2,038,000 in the third quarter of fiscal 2011 compared to net income $558,000 for the third quarter of fiscal 2010.  This shift from net income to a net loss was primarily due to the write down of $1,620,000 to market value for certain finished goods inventory and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.

Comparison of Nine Months Ended August 31, 2011 to Nine Months Ended August 31, 2010

	Nine months ended
	(dollar values in thousands)
	August 31, 2011	August 31, 2010	$ Change	% Change

Net sales	$70,032	$74,611	$(4,579)	(6)%
Cost of goods sold	38,382	39,942	(1,560)	(4)%
Gross profit	31,650	34,669	(3,019)	(9)%
Gross margin	45%	46%

Selling, general & administrative	30,053	29,986	67	0%
Depreciation & amortization	887	604	283	47%
Retail stores impairment	1,144	—	1,144	N/A
Operating (loss) income	(434)	4,079	(4,514)	(111)%

Interest expense	365	329	36	11%
(Loss) income before provision for taxes	(799)	3,750	(4,549)	(121)%

Income tax (benefit) expense	298	1,966	(1,668)	(85)%

Net (loss) income	$(1,097)	$1,784	$(2,881)	(161)%

Nine Months Ended August 31, 2011 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 31, 2011	August 31, 2010	$ Change	% Change

Net sales
Wholesale	$57,389	$65,655	$(8,266)	(13)%
Retail	12,643	8,956	3,687	41%
	$70,032	$74,611	$(4,579)	(6)%

Gross Profit:
Wholesale	$23,222	$29,285	$(6,063)	(21)%
Retail	8,428	5,384	3,044	57%
	$31,650	$34,669	$(3,019)	(9)%

Operating income (loss):
Wholesale	$13,285	$17,738	$(4,453)	(25)%
Retail	(1,224)	103	(1,327)	1,288%
Corporate and other	(12,495)	(13,762)	1,267	9%
	$(434)	$4,079	$(4,513)	(111)%

For the nine months ended August 31, 2011, our net sales decreased to $70,032,000 from $74,611,000 for the nine months ended August 31, 2010, a six percent decrease.  We had an operating loss in the amount of $434,000 for the nine months ended August 31, 2011 compared to operating income of $4,079,000 for the nine months ended August 31, 2010.

Net Sales

Our net sales decreased to $70,032,000  for the nine months ended August 31, 2011 compared to $74,611,000 for the nine months ended August 31, 2010, a six percent decrease.

More specifically, our wholesale net sales decreased to $57,389,000 for the nine months ended August 31, 2011 from $65,655,000 for the nine months ended August 31, 2010, a 13 percent decrease.  This decrease in our wholesale sales can be attributed to a decrease in overall sales in our women’s domestic channels and more particularly, a decrease in sales of leggings, shirts and pants that performed at a lower level for us in the nine months ended August 31, 2011 compared to the same period in 2010.

Our retail net sales increased to $12,643,000 for the nine months ended August 31, 2011 from $8,956,000 for the nine months ended August 31, 2010, a 41 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of seven additional stores between the end of the third quarter of fiscal 2010 and the end of our third quarter of fiscal 2011.

Gross Profit

Our gross profit decreased to $31,650,000 for the nine months ended August 31, 2011 from $34,669,000 for the nine months ended August 31, 2010, a nine percent decrease.  Our overall gross margin decreased to 45 percent for the nine months ended August 31, 2011 from 46 percent for the nine months ended August 31, 2010.  This decrease in our overall gross profit and gross margin was due to the impact of the write down of $1,620,000 to market value for leggings and collection inventory in the third quarter of fiscal 2011.

Our wholesale gross profit decreased to $23,222,000 for the nine months ended August 31, 2011 from $29,285,000 for the nine months ended August 31, 2010, a 21 percent decrease.  This decrease is primarily attributable to a $6,063,000 decrease in our wholesale net sales and the write down of $1,620,000 to market value for leggings and collection inventory in the third quarter of fiscal 2011.  This inventory write down accounted for six percent of the 21 percent decline in the gross profit for the nine months ended August 31, 2011 and resulted in a gross margin reduction of three percentage points.  Our wholesale gross profit and gross margins for the nine months ended August 31, 2011 were further impacted by our product placement mix with our wholesale customers.

Our retail gross profit increased to $8,428,000 for the nine months ended August 31, 2011 from $5,384,000 for the nine months ended August 31, 2010, a 57 percent increase, due primarily to a $3,687,000 increase in retail sales.  Our retail gross margin improved by approximately seven percentage point from the prior year comparative period due to less promotional activity.  In the nine months ended August 31, 2010, we undertook a high level of promotional activity that negatively impacted our gross margins.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses increased to $32,084,000 for the nine months ended August 31, 2011 from $30,590,000 for the nine months ended August 31, 2010, a five percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the earn-out in connection with the merger with JD Holdings, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization and retail store impairment.  In the nine month ended August 31, 2011, we recorded a retail store impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.  Due to this impairment, our SG&A expenses increased correspondingly for the nine month ended August 31, 2011.

Our wholesale SG&A expense decreased to $9,937,000 for the nine months ended August 31, 2011 from $11,547,000 for the nine months ended August 31, 2010, a 14 percent decrease.  Our wholesale SG&A expense was lower in the nine months ended August 31, 2011 mostly due to lower sample and distribution expenses.  Cost savings in these areas resulted from close management of our sample expenses and consolidating our distribution function to our corporate facility.

Our retail SG&A expense increased to $9,652,000 for the nine months ended August 31, 2011 from $5,281,000 for the nine months ended August 31, 2010, an 83 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating seven additional stores between the end of the third quarter of fiscal 2010 and the end of our third quarter of fiscal 2011 and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.

Our corporate and other SG&A expense decreased to $12,495,000 for the nine months ended August 31, 2011 from $13,762,000 for the nine months ended August 31, 2010, a nine percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations and decreased as we continue to monitor and manage the expenses associated with operating our business.

Operating Income

Our wholesale operating income decreased to $13,285,000 for the nine months ended August 31, 2011 from $17,738,000 for the nine months ended August 31, 2010, a 25 percent decrease.  Our retail operating loss was $1,224,000 for the nine months ended August 31, 2011 compared to operating income of $103,000 for the nine months ended August 31, 2010.  Our retail and overall operating losses were negatively impacted by a $1,144,000 impairment charge related to the property and equipment at two of our full price retail stores.  As a result, we had an operating loss of $434,000 for the nine months ended August 31, 2011 compared to operating income of $4,079,000 for the nine months ended August 31, 2010.

Interest Expense

Our combined interest expense increased to $365,000 for the nine months ended August 31, 2011 from $329,000 for the nine months ended August 31, 2010, an 11 percent increase.  Our interest expense consists of interest expense from our factoring and inventory lines of credit.  This increase in interest expense is mostly due to higher average loan balances during the nine months ended August 31, 2011 under our factoring facility and inventory lines of credit.

Income Tax

Our effective tax rate was an expense of a negative 37 percent for the nine month period ended August 31, 2011 compared to an expense of 52 percent in the nine month period ended August 31, 2010.  The decrease in the effective tax rate between the periods was primarily due to permanent tax deduction limitations related to executive compensation and the permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007) remaining constant while the third quarter operating loss cause an operating loss for the nine month period ended August 31, 2011.  The permanent book/tax difference resulted in taxable income with an associated tax expense despite the pre-tax operating loss.  As a result, the use of an estimate annual effective tax rate cannot be relied upon and the actual effective year-to-date tax rate was used to calculate the income tax expense for the nine month period ended August 31, 2011.

Net Income

We had an operating loss of $1,097,000 in the nine months ended August 31, 2011 compared to operating income $1,784,000 for the nine months ended August 31, 2010.  The shift from net income to net loss for the nine months ended August 31, 2010 compared to the nine months ended August 31, 2011 is largely the result of decreases in combined net sales and gross profit, which included the write down of $1,620,000 to market value for finished goods inventory and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the nine months ended August 31, 2011, we generated $7,986,000 of cash flow from operations and used $1,825,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores.  We repaid $411,000 in factored borrowings.  We paid taxes on restricted stock units in the amount of $519,000.  Our cash balance increased to $11,641,000 as of August 31, 2011.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, a unit of CIT Group Inc., or CIT, through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of August 31, 2011, our cash availability with CIT was approximately $649,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which we bore the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk as a result of the amended to the factoring agreements.  As of August 31, 2011, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of August 31, 2011, we had a net loan balance of $11,262,000 with CIT for factored receivables, a loan balance of $4,618,000 or inventory advances and no letters of credit outstanding.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are calculated in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of August 31, 2011, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of August 31, 2011 and November 30, 2010 was $952,000 and $889,000, respectively, for non-factored accounts receivables.

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

Valuation of Long-lived and Intangible Assets and Goodwill

We assess the impairment of long-lived assets, identifiable intangibles and goodwill annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review other than on an annual basis include the following:

•                  A significant underperformance relative to expected historical or projected future operating results;

•                  A significant change in the manner of the use of the acquired asset or the strategy for the overall business; or

•                  A significant negative industry or economic trend.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. For the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores.  Based on the operating performance of these stores,  we believed that we could not recover the carrying value of property and equipment located at these stores.

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

Recent Accounting Pronouncements

There were no FASB issued standards that we adopted in the relevant periods.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2011, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at August 31, 2011 and November 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

* Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited and, as a result, investors should not rely on the XBRL-Related Documents in making investment decisions. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

October 11, 2011	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer),
President and Director

October 11, 2011	/s/ Hamish Sandhu
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

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at August 31, 2011 and November 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

* Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited and, as a result, investors should not rely on the XBRL-Related Documents in making investment decisions. Furthermore, users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.