Form 10-K
period 2011-11-30
JOE'S JEANS INC.
filed 2012-02-28
CIK 844143

Use these links to rapidly review the document

PART IV
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2011

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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market, Inc. as of May 31, 2011, was approximately $41,301,000.00.

         The number of shares of the registrant's common stock outstanding as of February 28, 2012 was 66,205,824.

         Documents incorporated by reference: None.

JOE'S JEANS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

PART I

Forward-Looking Statements

        Statements contained in this Annual Report on Form 10-K, or Annual Report, and in future filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public or shareholder communications that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will likely result," and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

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

  •
  our ability to meet and maintain requirements for listing on Nasdaq;

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

        We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report. As used in this Annual Report, the terms "we," "us," "our," "Joe's®," and "Joe's Jeans" refer to Joe's Jeans Inc. and our subsidiaries and affiliates, unless the context indicates otherwise.

ITEM 1.    BUSINESS

Overview

        We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports-licensed and advertising specialty markets. In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and was renamed Innovo Group Inc. We have since evolved from producing craft and accessory products to designing and selling apparel products.

        In October 2007, we completed a merger with JD Holdings, Inc., or JD Holdings, the successor in interest to JD Design LLC, or JD Design, the entity from whom we originally licensed the Joe's® brand. As a result of the merger, we acquired JD Holdings, which included all rights related to the Joe's® brand. This acquisition allowed us to focus our operations on the Joe's® brand and its development. In fiscal 2007, we entered into our first license agreement for handbags and small leather goods bearing the Joe's® brand.

        After the acquisition, we focused our business on opening retail stores, improving international sales, increasing sales from our men's collection and enhancing the quality, fit and products available in our collection beyond denim bottoms. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate five full price retail stores and 17 outlet stores in outlet centers around the country. We believe that retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for other retail leases for fiscal 2012 and beyond, but remain cautious about our retail store plans.

        Beginning in 2009, we began to re-examine our collection pieces and re-launched several product categories with their own unique branding along with the Joe's® logo or name. In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe's, which was followed by items in other distinct product categories. In the Fall of 2011, we returned to branding our products cohesively under the name Joe's®. We believe that other products, such as tees, tops and non-denim bottoms, when added to our core and fashion denim, will add to our overall business in fiscal 2012. In addition, we see growth for fiscal 2012 coming from our men's and international business. We are also in the process of developing expanded product lines at lower price points to enhance our business.

        Our principal business activity is now the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since the Joe's® brand was established in 2001, it is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. We focus on design, development and marketing and rely on third parties to manufacture our apparel products. We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world and through our retail stores.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® brand name. Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, shoes, belts and leather goods under various license agreements and receive royalty payments based upon net sales of these products. Joe's® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors, agents or licensed stores in the various countries. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans and pants in a variety of different fits, fabrics, washes and detailing. Every season, we offer new and core basic styles to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles include or have included over the years:

  •
  Best Friend—a relaxed loose fit;

  •
  Chelsea—an ultra slim, skinny fit;

  •
  Cigarette—a straight and narrow fit;

  •
  Ex-Lover—a relaxed fit;

  •
  Honey—a curvy fit;

  •
  Icon—a high waist fit;

  •
  Provocateur—a petite fit with a shorter inseam;

  •
  Rocker—a lean flare fit;

  •
  Socialite—a classic bootcut fit;

  •
  Stardust—a super flare fit;

  •
  Starlet—a slim legged bootcut fit;

  •
  Twiggy—a taller fit with a longer inseam; and

  •
  Visionaire—a high waist bootcut fit.

        For our men's denim line, we carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles. We also brand the fit styles, which include the Brixton, the Classic, the Outsider, the Rebel and the Rocker.

        Children's product offerings include basic denim bottoms, tops, t-shirts and jackets for infants, toddlers, girls and boys. In the latter half of 2009, we licensed this category to a related party in exchange for certain guaranteed minimums and royalty payments based upon net sales and in October 2011, we entered into a new license agreement with one of the principals of the former licensee. We believe that licensing this product category will enhance our ability to produce and sell these products without requiring any additional capital investment or incremental operating expenses by us.

        We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors, revenue from licensing agreements and includes expenses from marketing, sales, distribution and customer service departments. Also, some international sales are made directly to wholesale customers who operate retail stores. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design and production.

Product Design, Development and Sourcing

        Our product development for Joe's® is managed internally by a team of designers led by Joe Dahan, our Creative Director. This design team is responsible for the creation, development and coordination of the product group offerings within each collection. We typically develop four collections per year for spring, summer, fall/back-to-school, and winter/holiday, with certain core basic styles offered throughout the year. Joe Dahan is an instrumental part of our design process. When we acquired the Joe's® brand, we also entered into an employment agreement with Mr. Dahan. However, the loss of Mr. Dahan as an employee would not change any rights we have to the Joe's® brand. While his current employment agreement contains customary provisions related to continued employment, we believe that should Mr. Dahan's employment terminate, we would be able to find alternative sources for the development and design of our Joe's® products. See "Risk Factors—Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our chief executive officer and creative director."

        We rely on third party manufacturers to manufacture all of our products for distribution. We manufacture our products in numerous countries, with most of our denim production in Mexico, China and the United States, and our knits and other production in the United States, China, Hong Kong, India, Portugal, Peru, Mexico and Korea. We do not have a long-term supply agreement with any of our third party manufactures or contractors, and we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We purchase products in various stages of production from partial to completed finished goods. We control production schedules in order to ensure quality and timely deliveries.

        During fiscal 2010, we outsourced a portion of our warehouse and distribution services for the picking, packing and shipping of our Joe's® products to retailers. After the end of fiscal 2010, we relocated our warehouse and distribution services to the site of our corporate headquarters and assumed all aspects of warehousing and distribution services internally.

        We purchase fabric from independent vendors located domestically and internationally. Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources. Our primary suppliers include Candiani, Isko and Italdenim for fabrics and American Zabin, Button Accessory, Revolution Group and COATS Mexico for trims. We do not enter into any long term agreements with these suppliers nor are we substantially dependent on any one of them. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our Joe's® brand.

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

        We believe that selectively licensing the Joe's® brand for certain product categories will broaden and enhance the products available under the brand name. Also, by licensing categories, we will not incur significant capital investments or incremental operating expenses while providing us with royalty payments on net sales. There are certain minimum net sales that the licensees are required to meet and the agreements generally have certain terms with renewal rights. As of February 28, 2012, we had four active license agreements for bags, belts, children's products and shoes.

        In addition to the common law rights associated therewith, we own a variety of pending applications and registrations throughout the world for a variety of trademarks and service marks, among which include "Joe's" and "JD" logos and "Joe's Jeans" as applied to apparel, footwear and/or other fashion accessories in numerous classes as well as for retail store services for such goods.

        In addition to the above, in the United States, we own five registrations for certain pocket stitch designs for jeans. As of February 28, 2012, we own approximately ten U.S. registrations (excluding the aforementioned five registrations for certain pocket stitch designs for jeans) and 11 pending U.S. applications, all of which have successfully passed through publication and have been allowed.

        With respect to foreign jurisdictions, we own, as of February 28, 2012, a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear and related fashion accessories. Approximately 46 trademark registrations have issued in jurisdictions such as Australia, Canada, China, the European Community which comprises 27 member countries, Hong Kong, India, Japan, South Korea, Mexico, New Zealand, Russia, Switzerland and Turkey. We continue to prosecute 19 trademark applications in Mexico, Kuwait, and the United Arab Emirates that we believe are necessary in order to protect and enforce our rights.

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

        We sell our Joe's® products internationally through distributors and sales agents in various countries that are managed by us and consultants based in Europe and through licensed stores. We believe that by working directly with our distributors and agents abroad rather than through a third party, we will be able to exercise more control and guidance over their sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors or through agents rather than through a third party. However, as we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

        From time to time, we previously outsourced our product fulfillment services, including our warehousing, distribution and customer service needs for our Joe's® products. In fiscal 2011, we relocated our warehouse to the site of our corporate headquarters and assumed all aspects of warehousing and distribution internally.

Advertising, Marketing and Promotion

        Historically, our advertising campaign for our Joe's® brand has been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in

Los Angeles, California, space on the tops of taxi cabs in New York City and, to a limited extent, print ads in magazines. We generally locate short term billboard advertising space in various locations in and around New York City and Los Angeles. During fiscal 2011, we also placed ad campaigns in print magazines, such as InStyle, Elle, Vogue, Teen Vogue, Harper's, GQ, and Vanity Fair, to support and promote the Joe's® brand and products. In addition, we utilize a public relation firm to strategically place our products in magazines, editorials and with stylists. We also have an internal visual merchandiser who works with our retail stores and other customers to create the Joe's® presentation of products to enhance sales. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe's® merchandise on a year round basis.

Customers

        Our Joe's® products are sold to consumers through high-end department stores and boutiques located throughout the world and through our own retail stores.

        We currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and specialty retailers such as American Rag, Anthropologie, E-Street Denim, Fred Segal, Kitson, M. Frederic, National Jeans/Denim Habitat, Piperlime, Revolve Clothing, Ron Herman, Scoop NYC and Shop Bop in the United States. We sell internationally to retailers such as Galleries Lafayette, Franck & Fils Le Bon Marche and Le Printemps in France; Barney's Japan, Isetan, Kitson and Mitsukoshi in Japan; Harrod's and House of Fraser in the United Kingdom; Ztampz in Hong Kong; Biesse, Excelsior, Gio Moretti and Morini in Italy; Abseits and Eickhoff in Germany; Carouzos in Greece; Envols in China; TSUM in Russia; Santa Eulalia in Spain; NK in Sweden; and Beymen in Turkey.

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

        For fiscal 2011, our ten largest customers and customer groups accounted for approximately 62 percent of our net sales. We believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our largest customer is Nordstrom Inc. and is the only customer that represented over 10 percent of our net sales in fiscal 2011.

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

        We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2011, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

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

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2011, we had backlog of $28,650,000 compared to $22,540,000 as of November 30, 2010. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our primary branded competitors include True Religion, Seven for All Mankind, Citizens of Humanity, Hudson and J Brand. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim industry."

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

Employees

        As of February 28, 2012, we had 320 total employees, which included 187 full-time, 120 part- time and 13 temporary employees. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        See "Notes to Consolidated Financial Statements—Note 9—Segment Reporting and Operations by Geographical Areas" for discussion of financial information about geographical areas.

Manufacturing and Distribution Relationships

        Our denim products are manufactured by contractors located in Mexico, China, and Los Angeles, California. Our non-denim products are primarily manufactured in the United States, Mexico, Peru, Portugal, and Asia, including Hong Kong, China, India and Korea. Our products are distributed out of Los Angeles or directly from the factory to the customer. The following table represents the percentage of denim and non-denim products manufactured in the various countries or on the geographic continent as a percentage of all products manufactured during the fiscal year.

	2011	2010
United States	20.7%	22.4%
Mexico	58.5%	46.4%
Europe	2.5%	0.6%
Asia	15.8%	20.0%
Morocco	2.4%	10.6%

	100%	100%

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

Our success will depend on our success in increasing sales and opening and operating our retail stores.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success. During fiscal 2011, we recognized growth for our Joe's® brand through increases in our men's domestic and retail sales and by diversifying our product offering to include products such as shirts, tees and pants. We sell our Joe's® products internationally through individual distribution and agent agreements in various countries or through licensed stores. In addition, for countries such as Japan, we had for part of fiscal 2011 specific distribution and licensing agreements to distribute, develop and manufacture products specifically for the Japanese market. We believe that by working directly with our distributors and agents abroad, we can exercise more control and guidance over sales.

        Since we have primarily been a wholesaler, opening and operating retail stores requires us to develop retailing skills and capabilities and increase our expenditures. We are required to enter into leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we need to hire and train additional qualified employees and incur additional costs to operate these stores, which increase our operating expenses. If we do not manage these items properly, it could have a material adverse impact on our financial condition and results of operations. For example, in the third quarter of fiscal 2011, we recorded a retail store impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores. Due to this impairment, our SG&A expenses increased in third quarter of fiscal 2011.

        While we believe that we are putting in place the mechanisms necessary to implement successfully these strategies, there can be no assurance that we will be able to achieve our level of expectations. Further, there can be no assurance that these initiatives will result in profitability for us in the short term or in the future.

Leasing real estate exposes us to possible liabilities and losses which could have an adverse effect on our results of operations.

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

We are currently not compliant with the Nasdaq Capital Market's continued listing requirements. If we do not regain compliance with the Nasdaq Capital Market's continued listing requirements we may be delisted, which may decrease our stock price and make it harder for our stockholders to trade our stock and would have a material adverse effect on our liquidity and harm our business.

        On June 8, 2011, we received a letter, the Notification Letter, from Nasdaq notifying us that we no longer meet the Nasdaq's requirements for continued listing under Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the Notification Letter. Accordingly to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, or until December 5, 2011, to regain compliance with the Bid Price Rule. In connection with the Notification Letter, on November 28, 2011, we submitted a letter to Nasdaq requesting an additional 180 calendar day period in which to regain compliance with the Bid Price Rule. The Company received a letter, the Second Notification Letter, from Nasdaq on December 6, 2011 notifying us that we are eligible for an additional 180 calendar day period in which to regain compliance with the Bid Price Rule and that we have until June 4, 2012 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. This Second Notification Letter had no immediate effect on the listing of our common stock. We intend to monitor the bid price of our common stock and consider available options, including an intent to cure our deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if we do not regain compliance by June 4, 2012, Nasdaq will provide written notification to us that our common stock will be subject to delisting from the Nasdaq Capital Market.

        While we believe we will be able to comply with the Nasdaq requirements in the applicable time periods, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on Nasdaq. If we are not able to comply with the Nasdaq requirements in the applicable time periods, our common stock will be delisted from Nasdaq and our common stock would likely be quoted on the OTC Bulletin Board or on the OTC Pink Sheets. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. Also, a delisting of our common stock would adversely affect our ability to obtain financing for the continuation of our operations and harm our business.

We may implement a reverse stock split, which will reduce our trading volume and may result in a decrease in our market capitalization.

        As discussed in the risk factor above, we may need to conduct a reverse stock split to the extent that we are not compliant with Nasdaq's minimum bid price requirement by June 4, 2012. In this regard, we will seek stockholder approval of such reverse stock split by holding a special meeting of our stockholders in advance of June 4, 2012, if necessary. If approved by stockholders, the reverse stock split would be implemented at any time until June 4, 2012 upon a determination by our Board of Directors that the reverse stock split is in the best interests of the company and our stockholders. We have been notified by Nasdaq that if compliance cannot be demonstrated by June 4, 2012, the Nasdaq staff will provide written notification that our securities will be delisted. In determining whether to proceed with the reverse split and proposing the ratio range of the split, the Board of Directors will consider a number of factors, including additional funding requirements, the amount of our authorized but unissued common stock, market conditions, existing and expected trading prices of our common stock and Nasdaq listing requirements. Although we believe it is likely that the per share market price of our common stock will increase after a reverse split, we cannot guarantee that our common stock price will increase, and even if it does, we cannot guarantee that the price increase (i) will be proportionate to the reverse split ratio, (ii) will last in the marketplace for any length of time, (iii) will be sufficient to meet the listing requirements of Nasdaq or (iv) will not result in a decrease of our market capitalization.

Our business may be negatively impacted as a result of the current uncertainty of the economy in the United States and abroad.

        The general economy in the United States and abroad continues to be in the midst of extraordinary uncertainty. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

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

We face risks associated with constantly changing fashion trends, including consumer's response to our Joe's® brand. If we are unable to adapt to changing fashion trends, our business and financial condition could be adversely effected.

        Our success depends on our ability to anticipate, gauge and respond to changing consumer demand and fashion trends in a timely manner. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect the acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities in the marketplace. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may negatively affect our ability to achieve profitability. At the same time, a focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and may cause us to lose sales.

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

Our business and results of operations could be negatively impacted by a change in consumer demand for denim in the marketplace.

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

We face intense competition in the denim industry. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted.

        We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete with other denim manufacturers such as True Religion, Seven for

All Mankind, Citizens of Humanity, Hudson and J Brand and other larger competitors primarily on the basis of:

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

        Furthermore, some of our competitors are privately held corporations and may have resources available to them that we, as a public company, do not have. Therefore, it may be difficult for us to effectively gauge consumer response to our products and how our products are competing with these and other competitors in the marketplace. We cannot be certain that we will be able to compete successfully against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition or results of operations.

A portion of our net sales and gross profit is derived from a small number of large customers.

        Our 10 largest customers and customer groups accounted for approximately 62 percent of our net sales during fiscal 2011. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

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

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or our business.

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

        Our primary sources of liquidity are: (i) cash from sales of our Joe's® products; and (ii) cash from sales of our accounts receivables and advances against inventory. We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT. During fiscal 2011, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. CIT has from time to time experienced economic uncertainty regarding its continued ability to operate, including filing a petition for bankruptcy in 2009. However, during this time period, CIT continued to fund us with no change to our arrangements with them. We cannot give you any assurance that should CIT experience uncertainty or insufficient cash flows again that they will continue to be able to fund us in the future.

        As of November 30, 2011, our cash availability with CIT was approximately $1,134,000 under our agreements. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral to secure its advances. We do not have any provisions in the agreements that protect us in the event of a default by CIT. If CIT elects to terminate the agreements, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables. Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2012, we may experience losses and negative cash flows. We cannot give you any assurance that we will in fact continue to operate profitably in the future. We believe in the event our agreements with CIT are terminated, we will be able to find alternative sources for obtaining the case for our operating needs, including, entering into factoring or inventory security agreements with another lender.

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

Our directors and management, including Mr. Dahan, beneficially own a large percentage of our common stock and may be able to exert significant influence and control over us and may make decisions that do not always coincide with the interest of other stockholders.

        As of February 28, 2012, our executive officers and directors, in the aggregate, beneficially owned approximately 25 percent of our common stock, including options exercisable and restricted common stock units vesting within 60 days. In particular, Joe Dahan, an executive officer and member of our Board of Directors, beneficially owned approximately 18 percent of our total shares outstanding and is our largest stockholder. As a result, such persons are in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

        Our chief executive officer, Marc Crossman, has substantial experience and expertise in our business and has made significant contributions to our growth and success. The unexpected loss of his services could adversely affect us. We are protected to a limited extent by a key man term life insurance policy that we maintain on our behalf for Mr. Crossman; however, there can be no assurance that his departure would trigger protection under this policy. In May 2008, we entered into a written employment agreement with Mr. Crossman whereby he is employed by us as our President and Chief Executive Officer. His employment term is two years with automatic renewal for additional two year periods if neither party elects not to renew the agreement upon 180 days advanced notice. If Mr. Crossman should leave us, his absence would likely have a substantial impact on our ability to operate on a daily basis because we would be forced to find and hire similarly experienced personnel to fill one or more of his positions and daily operations may suffer temporarily as a result of this immediate void.

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

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $0.51 to $1.14. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Historically, our greatest volume of shipments and sales occur from late spring through the summer, which coincides with our second and third fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future. For fiscal 2011, we funded inventory purchases through cash from operations and cash availability under our financing agreements with CIT.

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

Our trademark and other intellectual property rights may not be adequately protected and some of our products are targets of counterfeiting.

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

        We operate 22 retail store locations under non-cancelable operating lease agreements expiring on various dates through 2023 or five or ten years from the opening date of the store. These facilities are all located in the United States. As of November 30, 2011, we had 22 stores open and operating and signed leases to open two additional stores. Our retail square footage as of November 30, 2011 was approximately 46,582 square feet in the aggregate. Our retail stores range in size from 1,359 to 3,025 square feet.

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

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

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

	High	Low
Fiscal 2011
First Quarter	$1.67	$1.07
Second Quarter	$1.14	$0.83
Third Quarter	$0.95	$0.62
Fourth Quarter	$0.70	$0.51
Fiscal 2010
First Quarter	$2.33	$1.10
Second Quarter	$3.45	$1.90
Third Quarter	$2.36	$1.81
Fourth Quarter	$2.20	$1.55

        As of November 30, 2011, there were approximately 846 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider certain factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

Equity Compensation Plan Information

        See "Item 12—Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matter" for the Equity Compensation Plan Information.

        (b)   None.

        (c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
9/01/11 - 9/30/11	0	0	0		0
10/01/11 - 10/31/11	57,399	$0.59	0	(1)	0	(1)
11/01/11 - 11/30/11	0	0	0		0

Total	57,399

(1)
On October 8, 2011, we agreed to repurchase, at a price of $0.59, which was the closing price of our common stock on such date, 57,399 shares in the aggregate of our common stock that were previously granted pursuant to a restricted stock agreements for payment of tax withholding obligations by Marc Crossman. We expect to continue to repurchase shares of our common stock pursuant to the award agreements on certain vesting dates of the grants.

ITEM 6.    SELECTED FINANCIAL DATA

          The table below (includes the notes hereto) sets forth a summary of selected consolidated financial data. The selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

	Year ended
	(in thousands, except per share data)
	11/30/11	11/30/10	11/30/09		11/29/08	11/30/07
Net sales	$95,420	$98,176	$80,116		$69,174	$62,767
Cost of goods sold	52,056	51,963	40,331		36,543	36,137

Gross profit	43,364	46,213	39,785		32,631	26,630
Operating expenses
Selling, general and administrative	41,617	39,349	30,726		26,161	23,085
Depreciation and amortization	1,168	843	536		350	359
Retail stores impairment	1,144	—	—		—	—

	43,929	40,192	31,262		26,511	23,444

Operating (loss) income	(565)	6,021	8,523		6,120	3,186
Interest expense	484	464	388		633	828
Other (expense) income, net	—	—	—		—	(13)

(Loss) income before taxes	(1,049)	5,557	8,135		5,487	2,345
Income tax provision (benefit)	316	2,956	(16,385)	(1)	585	91

Net (loss) income	$(1,365)	$2,601	$24,520		$4,902	$2,254

(Loss) earnings per common share—Basic	$(0.02)	$0.04	$0.41		$0.08	$0.05

(Loss) earnings per common share—Diluted	$(0.02)	$0.04	$0.40		$0.08	$0.05

Weighted average shares outstanding
Basic	64,001	62,362	60,053		59,420	43,840
Diluted	64,001	64,505	61,121		59,671	45,000
Balance sheet data:
Total assets	$80,162	$81,469	$79,624		$57,669	$47,626
Stockholders' equity	64,757	64,873	61,506		36,085	30,396

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2011, 2010 and 2009, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties as discussed, under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

        The focus of our operations has been on our Joe's® brand. Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products and acquiring the Joe's® brand and marks through merger.

        Beginning in 2009, we began to re-examine our collection pieces and re-launched several categories with their own unique branding along with the Joe's® logo or name. In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe's, which was followed by items in other distinct product categories and branded as such. In the Fall of 2011, we returned to branding our products cohesively under the name Joe's®. During fiscal 2011, we recognized growth for our Joe's® brand through increases in our retail sales, our men's domestic sales and by diversifying our product offering to include other products such as tops, tees, and pants in fabrications other than denim.

        For 2012, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases in sales from our international and men's sales, performance of our licensee's under their respective agreements for bags, belts, children's products, shoes and enhancement of products available to our customer's branded with our Joe's name and logos. When we commenced fiscal 2011, we operated 17 retail stores, four of which were full price stores and 13 of which were outlet stores. During fiscal 2011, we added five retail stores, four of which were outlet stores and one of which was a full price retail store. We have plans to open additional outlet stores in fiscal 2012 and are looking for additional leases for further expansion. We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins. In addition, we selectively license the Joe's® brand for other product categories. By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth. We are also in the process of developing expanded product lines at lower price points to enhance our business.

        Our business is seasonal. The majority of the marketing and sales orders take place from late fall to early spring. The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is strongest in our third and fourth fiscal quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points in fiscal 2010 and 2011, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

        We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors, revenue from licensing agreements and includes expenses from marketing, sales, distribution and customer service departments. Also, some international sales are made directly to wholesale customers who operate retail stores. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design and production.

Comparison of Fiscal Year Ended November 30, 2011 to Fiscal Year Ended November 30, 2010

	Year ended
	(in thousands)
	11/30/11	11/30/10	$ Change	% Change
Net sales	$95,420	$98,176	$(2,756)	(3)%
Cost of goods sold	52,056	51,963	93	0%

Gross profit	43,364	46,213	(2,849)	(6)%
Gross margin	45%	47%	(2)%	(4)%
Selling, general and administrative	41,617	39,349	2,268	6%
Depreciation and amortization	1,168	843	325	39%
Retail stores impairment	1,144	—	1,144	N/A

(Loss) income from operations	(565)	6,021	(6,586)	(109)%
Interest expense	484	464	20	4%

(Loss) income before taxes	(1,049)	5,557	(6,606)	(119)%
Income tax provision	316	2,956	(2,640)	(89)%

Net (loss) income	$(1,365)	$2,601	$(3,966)	(152)%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	(in thousands)
	11/30/11	11/30/10	$ Change	% Change
Net sales
Wholesale	$76,901	$85,141	$(8,240)	(10)%
Retail	18,519	13,035	5,484	42%

	$95,420	$98,176	$(2,756)	(3)%

Gross Profit:
Wholesale	$31,097	$38,324	$(7,227)	(19)%
Retail	12,267	7,889	4,378	55%

	$43,364	$46,213	$(2,849)	(6)%

Operating income (loss):
Wholesale	$18,000	$23,887	$(5,887)	(25)%
Retail	(728)	(42)	(686)	(1,633)%
Corporate and other	(17,837)	(17,824)	(13)	(0)%

	$(565)	$6,021	$(6,586)	(109)%

Fiscal Year 2011 Overview

Net Sales

        Our net sales decreased to $95,420,000 in fiscal 2011 from $98,176,000 in fiscal 2010, a three percent decrease.

        More specifically, our wholesale net sales decreased to $76,901,000 for fiscal 2011 from $85,141,000 for fiscal 2010, a 10 percent decrease. This decrease in our wholesale sales is primarily attributed to a decrease in international and women's domestic sales, which declined collectively by $10,848,000 over the prior year period, or a 15 percent decrease. This decrease was partially offset by a $2,893,000, or a 22 percent increase, in men's domestic sales.

        Our retail net sales increased to $18,519,000 for fiscal 2011 from $13,035,000 for fiscal 2010, a 42 percent increase. The primary reason for this increase was the opening of five additional retail stores since the end of fiscal 2010 that contributed to overall sales increase for this segment in fiscal 2011.

Gross Profit

        Our gross profit decreased to $43,364,000 for fiscal 2011 from $46,213,000 for fiscal 2010, a six percent decrease. Our overall gross margin decreased to 45 percent for fiscal 2011 from 47 percent for fiscal 2010.

        Our wholesale gross profit decreased to $31,097,000 for fiscal 2011 from $38,324,000 for fiscal 2010, a 19 percent decrease. Our wholesale gross profit and gross margin for the fiscal 2011 were negatively impacted by a decrease of $8,240,000 in wholesale sales and an inventory write down of $1,620,000 to the lower of cost or market for leggings and collection inventory in the third quarter of fiscal 2011. This inventory write down accounted for 57 percent of the six percent decline in fiscal 2011's total gross profit and resulted in a gross margin reduction of two percentage points. Our wholesale gross margins for fiscal 2011 were further negatively impacted by our product placement mix with our wholesale customers.

        Our retail gross profit increased to $12,267,000 for fiscal 2011 from $7,889,000 for fiscal 2010, a 55 percent increase. We increased the number of store locations in fiscal 2011 compared to fiscal 2010. In fiscal 2011, we operated 17 outlet stores and five full price retail stores. In fiscal 2010, we operated 13 outlet stores and four full price retail stores. Our retail gross margin percentage increased to 66 percent in fiscal 2011 from 61 percent in fiscal 2010 primarily due to the inventory mix in stores and a reduced level of promotional activity at our outlet stores.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

        Selling, general and administrative, or SG&A, expenses increased to $43,929,000 for fiscal 2011 from $40,192,000 for fiscal 2010, a nine percent increase. Our SG&A includes expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization and retail store impairment.

        Our wholesale SG&A expense decreased to $13,097,000 for fiscal 2011 from $14,437,000 for fiscal 2010, a nine percent decrease. Our wholesale SG&A expense was lower in fiscal 2011 mostly due to lower sample and distribution expenses. Cost savings in these areas resulted from close management of our sample expenses and consolidating our distribution function to our corporate facility in the first quarter of fiscal 2011.

        Our retail SG&A expense increased to $12,995,000 for fiscal 2011 from $7,931,000 for fiscal 2010, a 64 percent increase. Our retail SG&A expense increased due to the addition of costs associated with opening and operating five new retail stores since the end of fiscal 2010, which included additional store payroll, store rents and depreciation expense. Also impacting our SG&A expense was additional depreciation for leasehold improvements at these additional retail stores and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the net carrying value of the property and equipment at these stores. Due to this impairment and increased store openings, our retail SG&A expenses increased correspondingly for fiscal 2011.

        Our corporate and other SG&A expense increased slightly to $17,837,000 for fiscal 2011 from $17,824,000 for fiscal 2010, a less than one percent increase. Our corporate and other SG&A expense includes general overhead associated with running our operations. Our SG&A expense decreased in certain areas, such as employee and employee related benefits and facilities and distribution, due to reduced headcount and consolidation of our corporate headquarters in the first quarter of fiscal 2011. Offsetting these decreases were approximately $1,657,000 in expenses for print and other advertising in order to support and promote our brand and increased professional fees.

Operating (Loss) Income

        We had an operating loss of $565,000 for fiscal 2011 compared to operating income of $6,021,000 for fiscal 2010, a 109 percent decrease. We experienced an operating loss compared to operating income mostly due to lower net sales which resulted in a loss of gross profit of $1,251,000, an inventory write down of $1,620,000 to the lower of cost or market for leggings and collection inventory that negatively impacted our gross profit, an increase in SG&A expenses of $2,268,000 due to additional store openings and increased advertising expenses and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.

        We had wholesale operating income of $18,000,000 for fiscal 2011 compared to operating income of $23,887,000 for fiscal 2010, a 25 percent decrease. Our retail operating loss was $728,000 compared to a loss of $42,000 for fiscal 2010. Our corporate and other operating expense increased by $13,000 due to a slight increase in general overhead costs.

Interest Expense

        Our interest expense increased to $484,000 for fiscal 2011 from $464,000 for fiscal 2010, a four percent increase. Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs. We maintained comparable average loan balances under our factoring facility in both comparative periods.

Income Taxes

        Our effective tax rate was negative 30 percent for fiscal 2011 compared to 53 percent for fiscal 2010. For fiscal 2011, we had losses associated with our operations that would ordinarily result in a tax benefit. Due to unfavorable permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007), we had income for tax purposes which resulted in a tax expense which caused the negative effective tax rate.

Net (Loss) Income

        Our net loss was $1,365,000 in fiscal 2011 compared to net income $2,601,000 for fiscal 2010. This shift from net income to a net loss was primarily due to a loss in gross profit of $2,849,000 from lower net sales and gross margins, which included an inventory write down of $1,620,000 to the lower of cost or market for leggings and collection inventory, an increase in SG&A expenses of $2,268,000 due to additional store openings and increased advertising expenses and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores. However, these increases were offset by lower income tax expense.

Comparison of Fiscal Year Ended November 30, 2010 to Fiscal Year Ended November 30, 2009

	Year ended
	(in thousands)
	11/30/10	11/30/09	$ Change	% Change
Net sales	$98,176	$80,116	$18,060	23%
Cost of goods sold	51,963	40,331	11,632	29%

Gross profit	46,213	39,785	6,428	16%
Gross margin	47%	50%	(3)%	(6)%
Selling, general and administrative	39,349	30,726	8,623	28%
Depreciation and amortization	843	536	307	57%

Income from operations	6,021	8,523	(2,502)	(29)%
Interest expense	464	388	76	20%

Income before taxes	5,557	8,135	(2,578)	(32)%
Income tax provision (benefit)	2,956	(16,385)	19,341	(118)%

Net income	$2,601	$24,520	$(21,919)	(89)%

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

Fiscal Year 2010 Overview

Net Sales

        Our net sales increased to $98,176,000 in fiscal 2010 from $80,116,000 in fiscal 2009, a 23 percent increase. More specifically, our wholesale net sales increased to $85,141,000 for fiscal 2010 from $75,238,000 for fiscal 2009, a 13 percent increase. This increase in our wholesale sales can be attributed to the addition of new product categories such as unisex woven shirts, tees and non-denim pants for men and women, an increase in our overall men's sales and an increase in international sales.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the year ended November 30, 2011, we generated $10,606,000 of cash flow from operations and used $2,055,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores. We used $2,271,000 in financing activities. This was comprised of $1,707,000 in repayments in factored borrowings and payments of (i) $530,000 for taxes on restricted stock units, and (ii) $34,000 to purchase 57,400 treasury shares. Our cash balance increased to $12,690,000 as of November 30, 2011.

        Historically, we have been dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. Our primary methods to obtain the cash necessary for operating needs are through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances. The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory. CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity's obligations. As of November 30, 2011, our cash availability with CIT was approximately $1,134,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

        In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights. The accounts receivable agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to June 30, 2012, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days. The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

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

        As of November 30, 2011, we had a net loan balance of $10,857,000 for factored receivables, a loan balance of $4,910,000 for inventory advances and four letters of credit outstanding in the aggregate amount of $650,000.

        For fiscal 2012, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures for potential additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration pursuant to the merger agreement with JD Holdings. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

        Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2012. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2011:

	Payments due by period (in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$43,494	$4,707	$5,008	$4,825	$4,936	$4,939	$19,079
Purchase obligations	3,019	3,019	—	—	—	—	—
Letters of credit	650	650	—	—	—	—	—

	$47,163	$8,376	$5,008	$4,825	$4,936	$4,939	$19,079

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2011, we have recognized all of the advanced payments under our licensing agreements as income.

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2011 and November 30, 2010 was $678,000 and $889,000, respectively, for non-factored accounts receivables.

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

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. In the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. To date, we have not recognized any impairment related to the goodwill or intangible assets of our Joe's® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

        We evaluate goodwill and other indefinite lived intangible assets at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill or indefinite lived intangible assets must be determined and compared to the carrying value of the goodwill or indefinite lived intangible assets.

        Our annual impairment testing date is September 30 of each year. For fiscal 2011, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, accounting for consideration transferred to settle a contingency based on earnings or other performance measures, certain criteria is used to determine whether contingent consideration based on earnings or other performance measures should be accounted for as (1) adjustment of the purchase price of the acquired enterprise or (2) compensation for services, use of property or profit sharing. The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances. The advanced contingent consideration payments are accounted for as operating expense.

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

Stock Based Compensation

        We account for stock-based compensation in accordance with the ASC standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation" and "Note 7—Stockholders' Equity—Stock Incentive Plans" for additional discussion.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

        In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise's involvement in variable interest entities. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

        In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of our consolidated financial statements and will have no impact on the reported results.

        In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

        In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

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

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2011.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information with respect to our directors and executive officers and their ages and positions as of February 28, 2012, is as follows:

Name	Age	Position	Year First Elected Director
Samuel J. (Sam) Furrow	70	Chairman of the Board of Directors	1998
Marc B. Crossman	40	Chief Executive Officer, President, and Director	1999
Hamish Sandhu	49	Chief Financial Officer	N/A
Joe Dahan	44	Creative Director and Director	2007
Kelly Hoffman(2)(3)	53	Director	2004
Thomas O'Riordan(1)(2)(3)	55	Director	2006
Suhail R. Rizvi(1)(2)(3)	46	Director	2003
Kent Savage(1)(3)	50	Director	2003

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

        Kelly Hoffman has served as a member of our Board of Directors since June 2004. Since December 2011, Mr. Hoffman has served as a consultant to numerous companies in the oil and gas industry. From April 2008 until December 2011, Mr. Hoffman served as President of Victory Park Resources, a privately held exploration and production company specializing in the acquisition of oil and gas producing properties in Oklahoma, Texas and New Mexico. From 1998 until September 2009, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Varsity Media Group Inc., a technology and new media company. From 1991 until 1998, Mr. Hoffman owned AOCO Operating, a company that raised capital for the acquisition of property in Texas, Louisiana and New Mexico. Mr. Hoffman began his oil and gas career at Amoco Production Company in Texas in various positions. Mr. Hoffman attended Texas Tech University and majored in Business Administration. Mr. Hoffman's experience with starting up and running various companies has provided us with practical knowledge and guidance on operations.

        Thomas O'Riordan has served as a member of our Board of Directors since April 2006. Since August 2009 and from 1988 to 1995, Mr. O'Riordan served as President of Tom O'Riordan & Associates, a sales and marketing company focused on the athletic footwear, apparel and sporting goods industries. From January 2010 until August 2011, Mr. O'Riordan served as Chief Operating Officer of CHEP USA, a global leader in pallet and container pooling services serving many of the world's largest companies. Prior to that, from March 2007 to July 2009, Mr. O'Riordan served as Chief Executive Officer of American Sporting Goods Corporation, a privately held manufacturer and retailer of athletic footwear with such brands as And1, Avia, Ryka, Yukon, Triple 5 Soul, NSS and Nevados. From 2004 to 2007, Mr. O'Riordan acted in an executive consulting and advisory capacity to the senior management team of Fila Holding Company, a publicly traded manufacturer and retailer of branded footwear, apparel and accessories, and to other investment advisors and funds in the retail and consumer products sector. From 1999 to 2004, Mr. O'Riordan served in various executive management capacities with Fila Holding Company, ultimately serving as Chief Executive Officer from 2003 to 2004. From 1995 until 1998, Mr. O'Riordan served as Director of Operations of Adidas America, a publicly traded manufacturer and retailer of branded athletic footwear, apparel and accessories. Mr. O'Riordan began his career in sales for Brooks Shoe Company. Mr. O'Riordan received his B.S. degree in Marketing and Management from Rider University. Mr. O'Riordan's retail, apparel and footwear industry knowledge enables him to offer advice and guidance to our management as we grow our operations and open retail stores.

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

Code of Business Conduct and Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on May 22, 2003. Our Code of Business Conduct and Ethics is available on our website at www.joesjeans.com or you may request a free copy of our Code of Business Conduct and Ethics from our Chief Compliance Officer at our corporate headquarters at the following address: 2340 S. Eastern Avenue, Commerce, California 90040 or by calling (323) 837-3700. You may also find a copy of our Code of Business Conduct and Ethics filed as Exhibit 14 originally filed with our Annual Report on Form 10-K for the fiscal year ended November 29, 2003 filed with the SEC on February 28, 2004.

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

        Based solely on a review of copies of such forms furnished to us and certain of our internal records, or upon written representations from officers, directors and greater than ten percent beneficial owners that no Form 5 was required, we believe that during the year ended November 30, 2011, all

Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis.

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

        In setting the level of cash and equity compensation, the Compensation Committee of our Board of Directors considers various factors, including our overall performance and the individual's performance during the year, the uniqueness and relative performance of the executive's skill set, the expected future contribution to us and competitive conditions. In addition, the Compensation Committee considered our stockholder 'say on pay' vote at our annual meeting in October 2011 and continued to apply the same principles in determining the amounts and types of executive compensation.

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

  Base Salary

        Our Compensation Committee reviews base salary for Chief Executive Officer on an annual basis, and considers the recommendation by the Chief Executive Officer for the other Named Executive Officers other than the Chief Executive Officer. The Compensation Committee utilized the data from Mercer as a basis for the discussion of our Chief Executive Officer's salary for fiscal 2008. In fiscal 2008, our Chief Executive Officer's base salary was increased to $429,300, which represented the amount in the 50th percentile of the peer group companies. Our Chief Executive Officer's base salary, as well as the base salary of our other Named Executive Officers, has remained unchanged since fiscal 2008.

  Bonuses

        Historically, the Compensation Committee did not grant a bonus to our Chief Executive Officer. Recognizing the importance of this element of compensation, in fiscal 2008, the Compensation Committee included in Mr. Crossman's employment agreement a bonus provision which targeted his bonus at 50 percent of his base salary based upon certain performance measures. The Compensation Committee discussed the formal criteria for Mr. Crossman's 2008 performance measures noting that the performance measures set for this fiscal year would be utilized in future fiscal years. The Committee discussed various methods of measurement noting that the following were drivers to our overall performance. Those methods of measurement included Earnings Before Income, Taxes and Depreciation (EBITDA), net profits, store performance, net sales, gross margins and inventory. After this discussion, the Compensation Committee decided to utilize EBITDA and net sales weighted equally as the performance measures for Mr. Crossman's bonus. In February 2012, the Compensation Committee awarded a bonus to Mr. Crossman in the amount of $184,313.

  Long-Term Incentive Compensation

        Our Compensation Committee administers our stock incentive plans and believes that the long-term commitment of our employees, including our Named Executive Officers, is an important factor in our future performance. The primary element used to promote the long-term performance and commitment of our Named Executive Officers is long-term incentive compensation through grants of stock options and restricted stock. In fiscal 2007, the Compensation Committee shifted from its past practice of granting options to purchase shares of our common stock to granting restricted common stock. This decision to change past practices was in part due to fluctuations in the market price of our common stock and the decision to re-price out-of-the-money incentive stock options in fiscal 2006 as part of a retention incentive. The Compensation Committee believes that equity grants with time-based vesting restrictions aid in retention and better align the interests of our Named Executive Officers with those of our stockholders. Further, the equity grants motivate our Named Executive Officers to make long-term decisions that are in our best interest and to provide incentive to maximize stockholder value.

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

        Based upon this data, Mr. Crossman's employment agreement contained a provision which set forth his long-term incentive compensation through a grant of restricted stock or restricted stock units pursuant to the 2004 Incentive Plan with a fair market value equal to 100 percent of his base salary. For fiscal 2010, Mr. Crossman received a grant of restricted stock in the amount of 260,182 shares that vest 1/3 on each anniversary date of the grant in 2012, 2013 and 2014, respectively. Mr. Dahan and Mr. Sandhu, our other Named Executive Officers, each received a grant of restricted stock units, or RSUs, in the amount of 181,818 and 69,545, respectively, that vest in an amount equal to 1/8 of the total grant on June 18, 2011 and thereafter every six months until the Restricted Common Stock Units, or RSUs, are fully vested on December 18, 2014. In February 2012, Mr. Crossman received a grant of restricted stock in the amount of 670,781 shares that vest 1/3 on each anniversary date of the grant in 2013, 2014 and 2015, respectively, in accordance with the terms of his employment agreement for fiscal 2011. As of February 28, 2012, no other Named Executive Officer has received a stock award.

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

  Change in Control Provisions

        Our Chief Executive Officer and our Creative Director have change in control provisions in each person's employment agreement. These provisions provide these Named Executive Officers with certain compensation arrangements in the event that a change in control occurs. In addition, our stock incentive plans contain a change in control provision which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurs.

  Relationship Between Elements and Objectives

        In determining the total amount and mixture of the compensation package for our Chief Executive Officer, our Compensation Committee subjectively considers individual performance, including past and expected contributions, overall performance of the company as a whole, long-term goals and such other factors as our Compensation Committee determines appropriate. The use of both cash compensation (salary and bonus) and long-term compensation (equity awards) achieves the objectives of attracting, motivating and retaining our Chief Executive Officer, other Named Executive Officers and employees. Long-term compensation realized through the use of equity awards achieves the objectives of aligning management's interests with stockholders' interests and ensuring the long-term commitment of the management team. For fiscal 2010, the Compensation Committee considered, evaluated and discussed the data presented to provide the basis for its discussion and decision regarding compensation and has not yet met to determine any compensation for fiscal 2011.

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

  Tax Considerations

        We generally intend to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year and approved by "outside directors" within the meaning of Section 162(m). In fiscal 2010 and fiscal 2011, certain payments or awards to an executive exceeded the $1 million limit and did not otherwise meet the requirements of Section 162(m). Thus, such payments are not deductible.

  Pension Benefits

        We do not provide any pension benefits to any of our Named Executive Officers or employees.

  Nonqualified Deferred Compensation

        We do not provide any non-qualified deferred compensation to any of our Named Executive Officers or employees.

Executive Officer Compensation

        The following table provides certain summary information concerning the compensation earned by our Named Executive Officers in the position of the Principal Executive Officer, Principal Financial Officer, and Creative Director for services rendered in all capacities to us for the fiscal year ended November 30, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus		Stock awards(2)		All other compensation(3)		Total
Marc Crossman	2011	$462,000	$328,000	(4)	$429,000	(5)	$23,000		$1,242,000
Chief Executive Officer and President	2010	462,000	375,000		—		22,000		859,000
Hamish Sandhu	2011	267,000	—		115,000	(6)	23,000		405,000
Chief Financial Officer	2010	267,000	—		—		24,000		291,000
Joseph Dahan	2011	317,000	—		300,000	(7)	1,775,000	(8)	2,392,000
Creative Director	2010	317,000	250,000		—		1,801,000	(8)	2,368,000

(1)
Salary amount includes a payout for earned but unused vacation at the Named Executive Officers daily rate. In accordance with our employee handbook, all regular full-time employees are eligible to be paid out for earned but unused vacation at the end of each fiscal year.

(2)
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

(3)
The following table details the components of this column.

Name and principal position	Year	Benefit of company paid health insurance(a)	401(k) match	Contingent consideration(b)	Total
Marc Crossman	2011	$18,000	$5,000	$—	$23,000
	2010	16,000	6,000	—	22,000
Hamish Sandhu	2011	18,000	5,000	—	23,000
	2010	19,000	5,000	—	24,000
Joseph Dahan	2011	18,000	—	1,757,000	1,775,000
	2010	16,000	—	1,785,000	1,801,000

(a)
This amount represents health premiums paid on behalf of the Named Executive Officer in excess of premiums paid for other employees.

(b)
This amount represents contingent consideration payments paid to Mr. Dahan in connection with the merger agreement with JD Holdings. The payments are not part of his employment agreement, but included in the merger agreement and he is entitled to the payments irrespective of his employment status.
(4)
Mr. Crossman was awarded a bonus in January 2011 for his service for fiscal 2010 and thus, is included in compensation for fiscal 2011.

(5)
The restricted common stock was granted to Mr. Crossman on January 3, 2011 for service for 2010 and vests one-third on each year thereafter from the date of grant. This figure represents the remaining amount to vest. See also footnote (2) above for discussion on compensation amount.

(6)
The RSUs were granted to Mr. Sandhu on January 3, 2011 for service for 2010 and vest as follows: one-eighth of the shares began vesting on June 18, 2011 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest. See also footnote (2) above for discussion on compensation amount.

(7)
The RSUs were granted to Mr. Dahan on January 3, 2011 for service for 2010 and vest as follows: one-eighth of the shares began vesting on June 18, 2011 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest. See also footnote (2) above for discussion on compensation amount.

(8)
For a discussion on the contingent consideration payments, please see "Employment Agreements—Joseph Dahan."

Grants of Plan-Based Awards

        Our Named Executive Officers did not receive any awards pursuant to our 2004 Stock Incentive Plan in fiscal 2010. Rather, the grants of plan based awards were made in January 2011. In February 2012, Mr. Crossman received a grant of restricted stock in accordance with the terms of his employment agreement for fiscal 2011. As of February 28, 2012, no other Named Executive Officer has received a stock award.

Outstanding Equity Award at Fiscal Year-End

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers during our fiscal year ended November 30, 2011:

	Option awards					Stock awards
										Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Number of securities underlying unexercised options Exercisable		Number of securities underlying unexercised options Unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested
Marc Crossman								260,182	(1)	$135,295
								204,428	(2)	$106,303
	10,000	(3)		$1.00	17-Apr-12
	7,874	(3)		$1.27	27-Nov-12
	200,000	(3)		$1.63	3-Sep-14
Hamish Sandhu								60,852	(4)	$31,643
								96,875	(5)	$50,375
								56,250	(6)	$29,250
								12,500	(7)	$6,500
Joseph Dahan								159,091	(4)	$82,727
								284,375	(5)	$147,875
								204,750	(6)	$106,470

(1)
These shares vest as follows: one-third of the shares vest on January 3, 2012; one-third of the shares vest on January 3, 2013; and one-third of the shares vest on January 3, 2014.

(2)
These shares vest as follows: 156,484 shares vest on October 8, 2012 and 47,944 shares vest on November 9, 2012, respectively. This figure represents the remaining amount to vest.

(3)
Each of these grants of stock options are fully vested and were fully vested as of the following dates: April 17, 2003, November 27, 2003 and September 3, 2005, respectively. This figure represents the remaining amount to vest.

(4)
These RSUs vest as follows: one-eighth of the RSUs began vesting on June 18, 2011 and the remaining RSUs vest every six months thereafter over a four year period. This figure represents the remaining amount to vest.

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

Option Exercises and Stock Vested

        There were no option exercises by our Named Executive Officers in our fiscal year ended November 30, 2011. During fiscal 2011, 847,531 shares of restricted stock or RSUs vested for our Named Executive Officers.

	Stock Awards
Name	Number of shares acquired on Exercise (#)	Value Realized on Exercise ($)
Marc Crossman	464,611	$319,000
Hamish Sandhu	109,943	$99,000
Joseph Dahan	272,977	$192,000

Employment Contracts and Termination of Employment and Change in Control Arrangements

Change in Control Provisions

        Our Chief Executive Officer and our Creative Director and have change in control provisions in each person's employment agreement, respectively. These provisions provide these Named Executive Officers with certain compensation arrangements in the event that a change in control occurs. In addition, our Amended and Restated Stock Incentive Plan and our 2004 Stock Incentive Plan each contain a change in control provision which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees, including our Named Executive Officers, in the event a change in control occurs.

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

        Under the terms of the Crossman Employment Agreement, Mr. Crossman receives an annual salary of $429,300 and is entitled to receive other cash and non-cash compensation, including an annual discretionary bonus targeted at 50% of his base salary based upon the achievement of financial and other performance criteria as set forth in the Crossman Employment Agreement, an annual grant of equity compensation pursuant to the 2004 Stock Incentive Plan, and life and disability insurance policies paid on his behalf. The Crossman Employment Agreement is effective as of December 1, 2007, the commencement of our 2008 fiscal year, and had an initial term of two years, which automatically renewed for another two year period on December 1, 2009 and December 1, 2011. The Crossman

Employment Agreement automatically renews for additional two year periods if neither Joe's nor Mr. Crossman provide 180 days' advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control.

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

Amended and Restated 2004 Stock Incentive Plan, 2004 Stock Incentive Plan, Restricted Stock Agreement and Restricted Stock Unit Awards

        Under the terms both of the Amended and Restated 2004 Stock Incentive Plan and the 2004 Stock Incentive Plan, all unvested awards accelerate and immediately vest upon the occurrence of a Change in Control for all grantees. Further, Mr. Crossman's Restricted Stock Agreement and each RSU Award contains certain provisions regarding the terms and conditions of the grant. Each vests upon the earliest to occur of the participant's Death, Disability (each as defined in the Plan), or separation from service by us without Just Cause (as defined below). Upon a separation from service for any other reason (including, without limitation, termination by us for Just Cause or by participant for any reason) prior to the date that participant becomes 100 percent vested in the award, the unvested units or shares are forfeited immediately. Under the award agreements, "Just Cause" means (a) a conviction for, or a plea of guilty or nolo contendere to, a felony or any other crime which involves fraud, dishonesty or moral turpitude, or (b) a material breach of any written employment policies or rules, including our Code of Business Conduct and Ethics.

Director Compensation

        Historically, our non-employee directors have been compensated for service through an equity grant or on a cash basis. Our directors are not compensated in any other manner; however, they are reimbursed for travel and business expenses associated with attending our annual meeting if the Director's schedule permits such attendance. Attendance in person is not required, but we try to accommodate schedules in planning the date and encourage our directors and director nominees to attend the annual meeting of stockholders. In fiscal 2011, all directors, except for Suhail Rizvi, attended our annual meeting in person. No compensation was approved for non-employee directors during fiscal 2011. After the end of our fiscal year for 2011, on December 6, 2011, the Compensation Committee of the Board approved grants of RSUs with a fair market value of $70,000 to each non-employee director, which the non-employee director had the option to elect all RSUs or 1/3 of the fair market value in cash and 2/3 in RSUs or the entire award in cash to be paid quarterly. The following non-employee directors each received 118,644 RSUs: Sam Furrow and Suhail Rizvi. The following non-employee director received 79,096 RSUs and $23,333 in cash: Kent Savage. Tom O'Riordan and Kelly Hoffman each received $70,000 as a cash retainer. The RSUs vest and the cash amounts are paid on a quarterly basis over the course of 12 months. This amount was determined based upon the peer group analysis and was in the 50th percentile of peer group companies.

Name	Fees earned or paid in cash	Stock Awards(1)	Total
Sam Furrow	$—	$70,000	$70,000
Suhail Rizvi	—	70,000	70,000
Kent Savage	23,333	46,667	70,000
Tom O'Riordan	70,000	—	70,000
Kelly Hoffman	70,000	—	70,000

	$163,333	$186,667	$350,000

(1)
Represents 118,644 or 79,096 shares of RSUs granted to our non-employee directors on December 6, 2011 (subsequent to the end of fiscal 2011) pursuant to the Amended Stock Incentive Plan and reflects the dollar amount of compensation expense recognized by us in our financial statements for reporting purposes in accordance ASC 718. The RSUs vest on a quarterly basis over a 12 month period with the first tranche vesting on March 6, 2012. For a discussion on the assumptions made regarding the valuation of the stock awards, please see "Note 7—Stockholders' Equity—Stock Incentive Plans" in our Notes to Consolidated Financial Statements. There were no stock awards made or compensation approved during fiscal 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

        The following table provides information as of February 28, 2012 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5 percent of our outstanding common stock, (2) each of our directors and nominees for election as a director, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group. The information as to beneficial ownership has been furnished by our respective common stockholders, directors and executive officers, and, unless otherwise indicated, each of our common stockholders has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

        Unless indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof (pursuant to the exercise of options or warrants for the purchase of shares of common stock) are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table. Percentages are calculated based on 66,205,824 shares outstanding as of February 28, 2012. The address for the officers and directors is our corporate office located at 2340 South Eastern Avenue, Commerce, California, 90040.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock
Marc B. Crossman	2,338,406	(1)	3.52%
Chief Executive Officer, President and Director
Hamish Sandhu	75,120	(2)	*
Chief Financial Officer
Joseph M. Dahan	11,496,259	(3)	17.36%
Creative Director and Director
Samuel J. (Sam) Furrow	1,946,060	(4)	2.93%
Chairman of Board of Directors
Kelly Hoffman	127,945	(5)	*
Director
Tom O'Riordan	90,664		*
Director
Suhail R. Rizvi	119,209	(6)	*
Director
Kent Savage	358,768	(7)	*
Director

All directors and executive officers, as a group (8 persons)	16,552,431		24.77%

*
Represents beneficial ownership of less than 1%.

(1)
Includes (i) 2,070,532 shares held for Mr. Crossman's personal account including (a) 670,781 shares of restricted common stock which vest ratably as follows: one-third on February 16, 2013, one-third on February 16, 2014, one-third on February 16, 2015; (b) 173,455 shares of restricted common stock which vest ratably as follows: one-half on January 3, 2013; and one-half on January 3, 2014; (c) 156,484 shares of restricted common stock which vest on October 8, 2012; and (d) 47,944 shares of restricted common stock which vest on November 6, 2012; (ii) 50,000 shares held for the accounts in trust for Mr. Crossman's minor children, which Mr. Crossman's father is the trustee; and (iii) 217,874 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Crossman's personal account. Mr. Crossman disclaims beneficial ownership of shares held for the accounts in trust for his minor children.

(2)
Excludes the following shares not exercisable or vested within 60 days: 167,159 shares of RSUs held for Mr. Sandhu's personal account which vest over a four year period and are issued ratably every six months on December 18 and June 18 of the respective years.

(3)
Includes (i) 11,473,998 shares held for the personal account of Mr. Dahan; and (ii) 22,261 shares held for the account of Mr. Dahan's spouse. Excludes the following shares not exercisable or vested within 60 days: (i) 500,364 RSUs held for Mr. Dahan's personal account which vest and are issued ratably every six months on December 18 and June 18 of the respective years after the grant; and (ii) 56,514 RSUs held for the account of Mr. Dahan's spouse which vest and are issued ratably every six months on December 18 and June 18 of the respective years after the grant. Mr. Dahan disclaims beneficial ownership of shares held for the account of his spouse.

(4)
Includes (i) 1,825,533 shares held for the personal account of Mr. Furrow; (ii) 15,300 shares held for the account of Mr. Furrow's spouse; (iii) 75,566 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options; and (iii) 29,661 RSUs held for Mr. Furrow's personal account which vest on March 6, 2012. Excludes the following shares not exercisable or vested within 60 days: (i) 88,983 RSUs held for Mr. Furrow's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on March 6, 2012 (within 60 days) and thereafter until the shares are fully vested on December 6, 2012. Mr. Furrow disclaims beneficial ownership of shares held for the account of his spouse. Mr. Furrow has pledged under the terms of certain loan agreements and lines of credit an aggregate of 1,755,984 shares of common stock held in his personal account.

(5)
Includes (i) 77,945 shares held for Mr. Hoffman's personal account; and (ii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Hoffman's personal account.

(6)
Includes (i) 39,548 shares held for the personal account of Mr. Rizvi; (ii) 50,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Rizvi's personal account; and (iii) 29,661 RSUs held for Mr. Rizvi's personal account which vest on March 6, 2012. Excludes 88,983 RSUs held for Mr. Rizvi's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on March 6, 2012 (within 60 days) and thereafter until the shares are fully vested on December 6, 2012.

(7)
Includes (i) 178,744 shares held for the personal account of Mr. Savage; (ii) 10,250 shares held for the account of Savage Interests LP, a limited partnership which Mr. Savage and his spouse are limited partners; (iii) 150,000 shares issuable upon the exercise of currently exercisable (or exercisable within 60 days) options held for Mr. Savage's personal account; and (iv) 19,774 RSUs held for Mr. Savage's personal account which vest on March 6, 2012 . Excludes 59,322 RSUs held for Mr. Savage's personal account which vest and are issued ratably on a quarterly basis with the first tranche vested on March 6, 2012 (within 60 days) and thereafter until the shares are fully vested on December 6, 2012. Mr. Savage disclaims beneficial ownership of such shares held for the account of Savage Interests LP except to the extent of his pecuniary interest in such shares.

Equity Compensation Plan Information

        The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of November 30, 2011, which includes our Amended and Restated 2004 Stock Incentive Plan, our 2004

Stock Incentive Plan and our 2000 Director Stock Incentive Plan. We stopped granting options under our 2004 Stock Incentive Plan and 2000 Director Stock Incentive Plan after the adoption and approval of our Amended and Restated 2004 Stock Incentive Plan on October 26, 2011 and our 2004 Stock Incentive Plan on June 3, 2004, respectively.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)
Amended and Restated Stock Incentive Plan	—	$—	6,825,000
2004 Incentive Plan	775,000	$4.03	N/A	(2)
2000 Director Plan	93,290	$1.16	N/A	(2)

	868,290	$3.73	6,825,000

(1)
See "Amended and Restated 2004 Stock Incentive Plan," "2004 Stock Incentive Plan" and "2000 Director Stock Incentive Plan" described in "Notes to Consolidated Financial Statements—Note 7—Stockholders' Equity—Stock Incentive Plans" for a further description of our equity compensation plans.

(2)
While there are shares available, we no longer grant options under our 2000 Director Stock Incentive Plan since the adoption and approval of our 2004 Stock Incentive Plan on June 3, 2004 or our 2004 Stock Incentive Plan since the adoption and approval of our Amended and Restated 2004 Stock Incentive Plan on October 26, 2011.

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

Joe Dahan

        As part of the consideration paid in connection with the merger with JD Holdings that was consummated in October 2007, Mr. Dahan is entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017. Mr. Dahan will be entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) 3 percent of the gross profit from $22,501,000 to $31,500,000; (iii) 2 percent of the gross profit from $31,501,000 to $40,500,000; and (iv) 1 percent of the gross profit above $40,501,000.

        For fiscal 2011, 2010 and 2009, payments of $1,757,000, $1,785,000, and $1,672,000, respectively, were made to Mr. Dahan.

  Albert Dahan

        In April 2009, Joe's entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of its products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by Joe's where he acts as a sales person for Joe's. The agreement may be terminated at any time for any reason or no reason with or without notice. For fiscal 2011, 2010 and 2009, payments of $580,000, $719,000 and $413,000, respectively, were made to Mr. Albert Dahan under this arrangement.

        Effective as of June 1, 2009, we entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control. Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,000. In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC. Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC's right to continue to sell children's apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it will be sold. In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter. In October 2011, we entered into a new agreement, or New Agreement, similar to the previous one, with Ever Blue LLC, or Ever Blue, an entity which Albert Dahan is the sole member, for the continued sale of children's products. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with the New Agreement, we provided initial funding to Ever Blue for inventory purchases. The amount outstanding at November 30, 2011 was $529,000 and is due on demand.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        For the fiscal years ended November 30, 2011 and 2010, Ernst &Young LLP, or E&Y, billed the approximate fees as described below.

Audit Fees

        Fees for audit services totaled approximately $433,000 for the year ended November 30, 2011 and $432,000 for the year ended November 30, 2010, including fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

        There were no fees for audit-related services for the years ended November 30, 2011 and 2010.

Tax Fees

        Fees for tax services, including tax compliance and return preparation, tax advice, and tax planning, totaled approximately $76,000 for the year ended November 30, 2011 and $100,000 for the year ended November 30, 2010.

All Other Fees

        There were no other fees for the years ended November 30, 2011 and November 30, 2010.

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

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed as a part of this Annual Report:

  1 and 2. Financial Statements and Financial Statement Schedules

(a)
3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007

3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

10.1	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2	Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007

10.3	Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003

10.4	Inventory Security Agreement dated August 20, 2002 between Joe's Jeans Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003

10.5	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003

10.7	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000

10.8	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009

10.12	Offer Letter by and between Innovo Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2007

10.13	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc. (formerly Joe's Jeans Inc.), Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2007

10.14	Amendment to Guaranty Agreement by and between Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2007

10.16	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007

Exhibit Number	Description	Document if Incorporated by Reference
10.17	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007

10.18	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007

10.19	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008

10.20	Letter Agreement with Pixior LLC	Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 30, 2008 filed on April 29, 2009

10.21	Global Customer Surcharge Letter Agreement with The CIT Group/Commercial Services, Inc. dated March 11, 2009	Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2009

10.22	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009

10.23	Agreement with Dependable Distribution Centers dated January 8, 2010	Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 30, 2009 filed on February 3, 2010

10.25	Form of Stock Option Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended February 28, 2010 filed on April 8, 2010

10.26	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc., Joe's Jeans Inc. and The CIT Group/Commercial Services, Inc. dated May 5, 2010	Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2010

10.27	Gross Lease Agreement by and between Mass Transit Properties LLC and Joe's Jeans Inc.	Exhibit 10.27 to the Annual Report on Form 10-K for the year ended November 30, 2010 filed on February 10, 2011

10.28	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011

10.29	Form of Restricted Stock Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2012

10.30	Form of Restricted Stock Unit Agreement	Filed herewith

14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21	Subsidiaries of the Registrant	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (included on signature page)	Filed herewith

Exhibit Number		Description	Document if Incorporated by Reference
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.1	*	The following materials from Joe's Jeans Inc.'s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at November 30, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended November 30, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders' Equity for the years ended November 30, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements	Filed herewith

*
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

Joe's Jeans Inc. and Subsidiaries

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Joe's Jeans Inc. and subsidiaries, (the "Company"), as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 28, 2012

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2011	November 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$12,690	$6,410
Accounts receivable, net	1,542	2,374
Inventories, net	23,262	30,245
Due from related parties	612	38
Deferred income taxes, net	2,644	3,225
Prepaid expenses and other current assets	769	1,092

Total current assets	41,519	43,384
Property and equipment, net	5,464	5,721
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,663	4,179
Other assets	680	349

Total assets	$80,162	$81,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,499	$10,373
Due to factor	3,265	4,972
Due to related parties	357	333

Total current liabilities	14,121	15,678
Deferred rent	1,284	918

Total liabilities	15,405	16,596
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 65,477 shares issued and 65,148 outstanding (2011) and 64,131 shares issued and 63,859 outstanding (2010)	6,550	6,415
Additional paid-in capital	105,512	104,364
Accumulated deficit	(44,214)	(42,849)
Treasury stock, 329 shares (2011) and 272 shares (2010)	(3,091)	(3,057)

Total stockholders' equity	64,757	64,873

Total liabilities and stockholders' equity	$80,162	$81,469

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	November 30, 2011	November 30, 2010	November 30, 2009
Net sales	$95,420	$98,176	$80,116
Cost of goods sold	52,056	51,963	40,331

Gross profit	43,364	46,213	39,785

Operating expenses
Selling, general and administrative	41,617	39,349	30,726
Depreciation and amortization	1,168	843	536
Retail stores impairment	1,144	—	—

	43,929	40,192	31,262

Operating (loss) income	(565)	6,021	8,523
Interest expense	484	464	388

(Loss) income before taxes	(1,049)	5,557	8,135
Income tax provision (benefit)	316	2,956	(16,385)

Net (loss) income	$(1,365)	$2,601	$24,520

(Loss) earnings per common share—basic	$(0.02)	$0.04	$0.41

(Loss) earnings per common share—diluted	$(0.02)	$0.04	$0.40

Weighted average shares outstanding
Basic	64,001	62,362	60,053
Diluted	64,001	64,505	61,121

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 30, 2008	59,946	$5,996	$102,859	$(69,970)	$(2,800)	$36,085
Net income	—	—	—	24,520	—	24,520
Stock-based compensation, net of withholding taxes	—	—	844	—	—	844
Issuance of restricted common stock	1,548	155	(155)	—	—	—
Excess tax benefit on stock-based compensation	—	—	57	—	—	57

Balance, November 30, 2009	61,494	6,151	103,605	(45,450)	(2,800)	61,506
Net income	—	—	—	2,601	—	2,601
Stock-based compensation, net of withholding taxes	—	—	801	—	—	801
Stock repurchase	—	—	—	—	(257)	(257)
Exercise of warrants	566	57	596	—	—	653
Exercise of stock options	110	11	39	—	—	50
Net settled options exercised	832	83	(83)	—	—	—
Taxes on net settled options exercised	—	—	(653)	—	—	(653)
Issuance of restricted common stock	1,129	113	(113)	—	—	—
Excess tax benefit on stock-based compensation	—	—	172	—	—	172

Balance, November 30, 2010	64,131	6,415	104,364	(42,849)	(3,057)	64,873
Net loss	—	—	—	(1,365)	—	(1,365)
Stock-based compensation, net of withholding taxes	—	—	1,278	—	—	1,278
Stock repurchase	—	—	—	—	(34)	(34)
Issuance of restricted common stock	1,346	135	(135)	—	—	—
Excess tax benefit on stock-based compensation	—	—	5	—	—	5

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2011	November 30, 2010	November 30, 2009
Net (loss) income	$(1,365)	$2,601	$24,520
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,168	843	536
Retail stores impairment	1,144	—	—
Stock-based compensation	1,808	1,671	1,069
Excess tax benefit on stock-based compensation	5	172	57
Release of valuation allowance for deferred tax assets	—	—	(20,291)
Provision for non-factored customer credits and doubtful accounts	(211)	58	171
Decrease in deferred taxes	97	2,295	—
Decrease in valuation allowance of deferred taxes	—	—	992
Changes in operating assets and liabilities:
Accounts receivable	1,043	(701)	(1,037)
Inventories	6,983	(7,358)	(616)
Prepaid expenses and other assets	(8)	(537)	(497)
Accounts payable and accrued expenses	126	(3,217)	4,962
Due to/from related parties	(550)	251	(161)
Deferred revenue	—	(615)	615
Deferred rent	366	388	279

Net cash provided by (used in) operating activities	10,606	(4,149)	10,599
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,055)	(3,402)	(873)

Net cash used in investing activities	(2,055)	(3,402)	(873)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from factor borrowing, net	(1,707)	1,843	229
Exercise of stock options	—	50	—
Purchase of treasury stock	(34)	(257)	—
Payment of taxes on restricted stock units	(530)	(870)	(225)
Payment of taxes on net settled options exercised	—	(653)	—
Exercise of warrants	—	653	—

Net cash (used in) provided by financing activities	(2,271)	766	4
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,280	(6,785)	9,730
CASH AND CASH EQUIVALENTS, at beginning of year	6,410	13,195	3,465

CASH AND CASH EQUIVALENTS, at end of year	$12,690	$6,410	$13,195

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Our principal business activity involves the design, development and worldwide marketing of apparel products. Our primary current operating subsidiary is Joe's Jeans Subsidiary Inc., or Joe's Jeans Subsidiary. All significant inter-company transactions have been eliminated. We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes revenue from licensing agreements and records expenses from marketing, sales, distribution and customer service departments. Also, some international sales are made directly to wholesale customers who operate retail stores. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate five full price retail stores and 17 outlet stores in outlet centers around the country. Our Corporate and other is comprised of expenses of our corporate operations, which include the executive, finance, legal, and human resources departments, design and production. Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. There were no advanced payments under our licensing agreements during our fiscal year ended November 30, 2011 and 2010.

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

Earnings Per Share

        Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method.

Advertising Costs

        Advertising costs are charged to expense as incurred, or, in the case of media ads, upon first airing. Brochures and catalogues are capitalized and amortized over their expected period of future benefits, which is typically twelve months or less.

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $4,025,000, $2,368,000 and $2,462,000 for fiscal 2011, 2010 and 2009, respectively.

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

        During the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

        Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, we are required to evaluate goodwill and other indefinite lived intangible assets at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill or indefinite lived intangible assets must be determined and compared to the carrying value of the goodwill or indefinite lived intangible assets.

        Our annual impairment testing date is September 30 of each year. For fiscal 2011 and 2010, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        For fiscal 2011, 2010 and 2009, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2011	2010	2009
Nordstrom, Inc.	25.5%	21.7%	20.2%
Macy's Inc.	*	11.0%	14.9%
Anthropologie	*	*	11.4%

*
Less than 10%.

        Our 10 largest customers and customer groups accounted for approximately 62 percent of our net sales during fiscal 2011. In addition, our international sales were $4,568,000, $6,233,000 and $5,719,000 in fiscal 2011, 2010 and 2009, respectively.

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

        We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based upon the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Reclassifications

        Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.

Other Recently Issued Financial Accounting Standards

        In June 2009, the Financial Accounting Standards Board (FASB) issued revised guidance for the accounting of transfers of financial assets. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

        In June 2009, the FASB issued revised guidance for the accounting of variable interest entities, which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance. This accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise's involvement in variable interest entities. The adoption of this accounting guidance did not have a material impact on our financial position, results of operations or liquidity.

        In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of our consolidated financial statements and will have no impact on the reported results.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

        In December 2010, the FASB issued an update to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This accounting guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2010, and interim periods within those fiscal years. Early adoption is not permitted. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

3. Accounts Receivable, Inventory Advances and Due to Factor

        Historically, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT.

        As a result of these agreements, amounts due to factor consist of the following (in thousands):

	November 30, 2011	November 30, 2010
Non-recourse receivables assigned to factor	$14,892	$13,571
Client recourse receivables	108	146

Total receivables assigned to factor	15,000	13,717
Allowance for customer credits	(2,498)	(2,967)
Net loan balance from factored accounts receivable	(10,857)	(10,013)
Net loan balance from inventory advances	(4,910)	(5,709)

Due to factor	$(3,265)	$(4,972)

Non-factored accounts receivable	$2,220	$3,263
Allowance for customer credits	(358)	$(440)
Allowance for doubtful accounts	(320)	(449)

Accounts receivable, net of allowance	$1,542	$2,374

        Of the total amount of receivables sold by us as of November 30, 2011 and November 30, 2010, we hold the risk of payment of $108,000 and $146,000, respectively, in the event of non-payment by the customers.

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

        As of November 30, 2011, Joe's cash availability with CIT was approximately $1,134,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, our trademarks are not encumbered.

        In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights. The accounts receivable agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to June 30, 2012, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days. The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

        From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe's bore the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. As of November 30, 2011, the Chase prime rate was 3.25 percent.

        In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability. At November 30, 2011, we had four letters of credit outstanding in the aggregate amount of $650,000.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2011	November 30, 2010
Finished goods	$13,512	$23,347
Finished goods consigned to others	238	376
Work in progress	2,052	1,508
Raw materials	8,574	6,081

	24,376	31,312
Less allowance for obsolescence and slow moving items	(1,114)	(1,067)

	$23,262	$30,245

        We recorded charges to our inventory reserve allowance of $128,000, $0 and $28,000 in fiscal 2011, 2010 and 2009, respectively.

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2011	November 30, 2010
Computer and equipment	3 - 7	$1,753	$1,600
Furniture and fixtures	3 - 7	2,453	1,930
Leasehold improvements, primarily retail	5 - 10	4,001	4,437

		8,207	7,967
Less accumulated depreciation		(2,743)	(2,246)

Net property and equipment		$5,464	$5,721

        Depreciation expenses aggregated $1,168,000, $843,000 and $536,000 for fiscal 2011, 2010 and 2009, respectively.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

        The (benefit) provision for income taxes is as follows:

	Year ended
	(in thousands)
	2011	2010	2009
Current:
Federal	$24	$255	$1,828
State	195	231	955

	219	486	2,783

Deferred:
Federal	260	2,158	1,506
State	(163)	312	(383)

	97	2,470	1,123

Change in valuation allowance	—	—	(20,291)

Total	$316	$2,956	$(16,385)

        Net deferred tax assets result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	(in thousands)
	2011	2010
Deferred tax assets:
Current:
Allowance for customer credits and doubtful accounts	$1,259	$1,542
Inventory valuation	717	477
Net benefit of net operating loss carryforwards	98	93
Stock compensation expense	19	21
Inventory capitalization	390	913
Other	161	179

Total current deferred taxes	$2,644	$3,225

Noncurrent:
Property and equipment basis difference	$(6)	$(644)
Benefit of net operating loss carryforwards	13,599	14,015
Stock compensation expense	113	40
Deferred Rent	509	367
Other	(38)	1

Total noncurrent deferred tax assets	14,177	13,779

Deferred tax liabilities:
Noncurrent:
Long lived intangible asset	9,514	9,600

Total noncurrent deferred tax liabilities	9,514	9,600

Net noncurrent deferred tax assets	$4,663	$4,179

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Annually, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for fiscal 2011, 2010 and 2009, we determined that the deferred tax assets were more likely than not to be realized. Fiscal 2009 includes the reversal of a previously established valuation allowance of $20,291,000.

        The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2011	2010	2009
Computed tax provision (benefit) at the statutory rate	34.0%	35.0%	35.0%
State income tax	(2.0)%	6.4%	6.9%
Contingent consideration payments	(57.0)%	11.0%	7.0%
Change in valuation allowance	—	—	(249.5)%
Effect of uncertain tax positions	(1.5)%	—	—
Sec 162 (m) limitation	(3.2)%		—
Other adjustments	(0.4)%	0.8%	(0.8)%

Effective tax rate	(30.1)%	53.2%	(201.4)%

        We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to fiscal 2008. Our federal income tax return for fiscal 2009 is currently under examination by the Internal Revenue Service, or IRS. We do not expect that this examination will have a material effect on our financial statements or results of operations upon conclusion of examination. There are currently no other examinations pending with any other jurisdictions.

        We had net operating loss carryforwards of $38,956,000 at the end of fiscal 2011 for federal tax purposes that will expire from fiscal 2018 through fiscal 2027. We also had $25,489,000 of net operating loss carryforwards available for California that will expire from fiscal 2017 through fiscal 2020.

        Certain limitations may be placed on net operating loss carryforwards as a result of "changes in control" as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of our ability to offset taxable income. Management believes that certain changes in control have occurred which resulted in limitations on its net operating loss carryforwards, however, management has determined that these limitations will not impact the ultimate utilization of the net operating loss carryforwards.

        As of November 30, 2011 and 2010, we provided a liability of $166,000 and $101,000, respectively, for unrecognized tax benefits related to various federal and state income tax matters. Included in the balance sheet at November 30, 2011 is $139,000, net of tax related benefits, that impact the effective

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

income tax rate if recognized. The following presents a rollforward of its unrecognized tax benefits (in thousands):

Balance at December 1, 2009	$89
Decrease for tax positions taken during the prior period	(89)
Increase for tax positions taken during the current period	101

Balance at November 30, 2010	101
Increase for tax positions taken during the prior period	8
Increase for tax positions taken during the current period	57

Balance at November 30, 2011	$166

        We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its statements of operations. For fiscal 2011 and 2010, we had approximately $16,000 and $0, respectively, for the payment of interest and penalties accrued at November 30, 2011 and 2010, respectively.

        We do not expect any unrecognized tax benefit to reverse in fiscal 2012. However, in fiscal 2012, we expect $86,000 of the unrecognized tax benefits to be reclassified from an uncertain tax position liability to an income tax payable liability as a result of the ongoing Internal Revenue Service examination for 2009. We do not expect this reclassification to have an impact on the effective income tax rate.

7. Stockholders' Equity

Warrants

        Historically, we have issued warrants in conjunction with various private placements of our common stock, and debt to equity conversions. As of November 30, 2011, all outstanding common stock warrants have been exercised or have expired. During fiscal 2010, 605,000 warrants were exercised and no warrants expired unexercised. During fiscal 2009, 187,500 warrants expired unexercised.

Stock Incentive Plans

        In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees. After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan. As of November 30, 2011, options to purchase up to 93,290 shares of common stock remained outstanding under the 2000 Director Plan.

        On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and in October 2011, we adopted an Amended and Restated Stock Incentive Plan, or the Restated Plan, to update it with respect to certain provisions and changes in the tax code since its original adoption. Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock. After the adoption of the Restated Plan in October 2011, we will no longer grant awards pursuant to the 2004 Incentive Plan; however, it remains in effect for awards outstanding as of the adoption of the Restated Plan. Under the Restated Plan, grants may be made to employees, officers,

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000. The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation and Stock Option Committee, or Compensation Committee. The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and restricted common stock units, or RSUs, to our officers, directors and employees pursuant to our various plans. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us. On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations. Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2011, 6,825,000 shares remained available for issuance under the Restated Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2011, there was a total of $1,808,000 of stock based compensation expense recognized during fiscal 2011.

        The following summarizes option grants, restricted common stock and RSUs issued to members of our Board of Directors for the fiscal years 2002 through fiscal 2011 (in actual amounts) for service as a member:

Granted as of:	November 30, 2011 Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—	—	—

Outstanding and exercisable at November 30, 2011	868,290	$3.73	3.1	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(2,357,756)	1.08
Forfeited/expired	—	—	—	—

Outstanding and exercisable at November 30, 2010	868,290	$3.73	4.1	$97,251

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	3,313,146	$1.76
Granted	—	—
Exercised	—	—
Forfeited/expired	(87,100)	1.02	—	—

Outstanding and exercisable at November 30, 2009	3,226,046	$1.78	4.7	$687,786

Weighted average per option fair value of options granted during the year		N/A

        The total intrinsic value of options exercised during the fiscal years ended November 30, 2011, 2010 and 2009 was $0, $2,720,000 and $0, respectively.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        Exercise prices for options outstanding and exercisable as of November 30, 2011 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.00 - $1.02	140,000	3.2
$1.27 - $1.30	53,290	1.2
$1.58 - $1.63	225,000	2.7
$5.91	450,000	3.5

	868,290	3.1

        The following table summarizes stock option activity by plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—

Outstanding and exercisable at November 30, 2011	868,290	775,000	93,290

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(2,357,756)	(2,247,500)	(110,256)
Forfeited / Cancelled	—	—	—

Outstanding and exercisable at November 30, 2010	868,290	775,000	93,290

Outstanding at November 30, 2008	3,313,146	3,109,600	203,546
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	(87,100)	(87,100)	—

Outstanding and exercisable at November 30, 2009	3,226,046	3,022,500	203,546

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2010, and changes during the year ended November 30, 2011, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Issued	(204,429)	(1,085,780)	(1,290,209)	0.86	0.93
Cancelled	—	(457,790)	(457,790)	—	0.91
Forfeited	—	—	—	—	—

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	131,828	131,828	—	1.77
Vested	—	—	—	—	—
Issued	(283,046)	(1,128,318)	(1,411,364)	1.06	0.77
Cancelled	—	(478,517)	(478,517)	—	0.78
Forfeited	—	(172,005)	(172,005)	—	1.01

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90

Outstanding at November 30, 2008	157,233	2,503,526	2,660,759	$1.59	$0.75
Granted	613,286	3,461,547	4,074,833	0.86	0.84
Vested	(78,616)	—	(78,616)	1.59	—
Issued	—	(934,887)	(934,887)	—	0.66
Cancelled	—	(236,999)	(236,999)	—	0.68
Forfeited	—	(19,208)	(19,208)	—	0.70

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84

        As of November 30, 2011, there was $2,456,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2004 Incentive Plan. In fiscal 2011, there were no options granted, 959,331 RSUs and 260,182 shares of restricted stock granted. In fiscal 2011, we issued 1,085,780 shares of our common stock to holders of RSUs, 204,429 shares of restricted stock and withheld or cancelled 457,790 RSUs.

Earnings Per Share

        Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2011	November 30, 2010	November 30, 2009
Basic earnings per share computation:
Numerator:
Net (loss) income	$(1,365)	$2,601	$24,520

Denominator:
Weighted average common shares outstanding	64,001	62,362	60,053
(Loss) income per common share—basic	$(0.02)	$0.04	$0.41

Diluted earnings per share computation:
Numerator:
Net (loss) income	$(1,365)	$2,601	$24,520

Denominator:
Weighted average common shares outstanding	64,001	62,362	60,053
Effect of dilutive securities:
Restricted shares, RSU's, options and warrants	—	2,143	1,068

Dilutive potential common shares	64,001	64,505	61,121

(Loss) income per common share—dilutive	$(0.02)	$0.04	$0.40

        For fiscal 2011, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 3,875,628 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive. For fiscal 2010 and 2009, currently exercisable options and warrants in the aggregate of 450,000, and 3,640,982, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

        As of November 30, 2011, shares reserved for future issuance include (i) 868,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,542,728 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 6,825,000 shares of common stock available for future issuance under the Restated Plan as of November 30, 2011.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        We lease certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office rental expenses under such leases for the years ended November 30, 2011, November 30, 2010 and November 30, 2009, were approximately $4,217,000, $2,755,000, and $1,408,000 , respectively.

        In January 2010, we moved our headquarters and principal executive offices to a facility under a month-to-month arrangement with a third party who provides its product fulfillment, warehousing and distribution services. Under this arrangement commencing in January 2010, we paid a monthly fee of approximately $189,000 for allocated expenses associated with its use of office and warehouse space including its product fulfillment, warehousing and distribution services. Expenses under this arrangement and previous arrangements similar to this one were $2,748,000 and $2,668,000 for fiscal 2010 and 2009, respectively.

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

        On November 22, 2010, we entered into a lease agreement to lease additional office and warehouse space at our current corporate offices that commenced on January 1, 2011, or the Lease Agreement. In connection with the Lease Agreement, we lease approximately 89,000 square feet which serves as our corporate headquarters and distribution center. In connection with the Lease Agreement, the previous agreement terminated and the landlord no longer provided certain fulfillment and distribution services for us.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

        As of November 30, 2011, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2012	$4,200
2013	4,502
2014	4,783
2015	4,936
2016	4,939
Thereafter	19,079

$42,439

Advertising Commitments

        From time to time, we enter into various agreements for short term billboard, taxi cab top, bus, other advertising spaces in various locations in and around New York and Los Angeles and for print advertising. However, we do not have any commitment to pay a minimum amount or any long term commitments for such advertising.

Letters of Credit

        We had a contingent liability in the aggregate amount of $650,000 for four open letters of credit as of November 30, 2011.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        The following table contains summarized financial information concerning our reportable segments:

	Year ended
	2011	2010	2009
Net sales:
Wholesale	$76,901	$85,141	$75,238
Retail	18,519	13,035	4,878

	$95,420	$98,176	$80,116

Gross Profit:
Wholesale	$31,097	$38,324	$36,605
Retail	12,267	7,889	3,180

	$43,364	$46,213	$39,785

Operating (loss)income:
Wholesale	$18,000	$23,887	$24,748
Retail	(728)	(42)	(668)
Corporate and other	(17,837)	(17,824)	(15,557)

	$(565)	$6,021	$8,523

Capital expenditures:
Wholesale	$302	$17	$17
Retail	1,656	3,275	844
Corporate and other	97	110	12

	$2,055	$3,402	$873

Total assets:
Wholesale	$44,399	$45,594	$47,607
Retail	7,594	7,980	3,732
Corporate and other	28,169	27,895	28,285

	$80,162	$81,469	$79,624

Operations by Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party and Other Transactions

        As of November 30, 2011 and November 30, 2010, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows:

	November 30, 2011	November 30, 2010
Due from related parties
Everblue LLC	$529	$—
Kids Jeans LLC	—	13
Albert Dahan	83	25

Total due from related parties	$612	$38

Due to related parties
Joe Dahan	$343	$333
Kids Jeans LLC	14	—

Total due to related parties	$357	$333

Joe Dahan

        As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. See "Note 8—Commitments and Contingencies—Contingent Consideration Payments" for a further discussion on the contingent consideration.

        For fiscal 2011, 2010 and 2009, payments of $1,757,000, $1,785,000, and $1,672,000, respectively, were made to Mr. Dahan.

Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person. The agreement may be terminated at any time for any reason or no reason with or without notice. For fiscal 2011, 2010 and 2009, payments of $580,000, $719,000 and $413,000, respectively, were made to Mr. Albert Dahan under this arrangement.

        Effective as of June 1, 2009, we entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control. Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,000. In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC. Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC's right to continue to sell children's apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it will be sold. In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter. In October 2011, we entered into a new agreement, or New Agreement,

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party and Other Transactions (Continued)

similar to the previous one, with Ever Blue LLC, or Ever Blue, an entity which Albert Dahan is the sole member, for the continued sale of children's products. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with the New Agreement, we provided initial funding to Ever Blue for inventory purchases. The amount outstanding at November 30, 2011 was $529,000 and is due on demand.

11. Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2011	2010	2009
Significant Non-cash transactions
Write off of fully depreciated fixed assets	$671	$189	$—
Additional cash flow information
Cash paid during the year for interest	$506	$513	$430
Cash paid during the year for income taxes	$218	$2,716	$1,138

12. Employee Benefit Plans

        On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan. All employees who have worked for us for 30 consecutive days may participate in the Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the plan. We may make company matched contributions on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the Plan charged to operations were $16,000, $6,000, and $6,000 for fiscal 2011, 2010 and 2009, respectively. In addition, we match our employees' contributions under the Plan in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2011, 2010 and 2009, we contributed $117,000, $107,000, and $59,000, respectively, to employees under the match portion of the Plan.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2011 and November 30, 2010:

	Quarter ended
	(in thousands, except per share data)
2011	February 28	May 31	August 31	November 30
Net sales	$21,180	$24,701	$24,151	$25,388
Gross profit	10,385	11,521	9,744	11,714
Income (loss) before taxes	398	1,556	(2,753)	(250)
Income tax expense (benefit)	208	805	(715)	18

Net (loss) income	$190	$751	$(2,038)	$(268)

Net (loss) income per share:
Earnings (loss) per common share—basic	$0.00	$0.01	$(0.03)	$(0.00)

Earnings (loss) per common share—diluted	$0.00	$0.01	$(0.03)	$(0.00)

	Quarter ended
	(in thousands, except per share data)
2010	February 28	May 31	August 31	November 30
Net sales	$23,184	$25,893	$25,534	$23,565
Gross profit	11,366	11,501	11,802	11,544
Income before taxes	1,328	1,026	1,396	1,807
Income tax expense	634	494	838	990

Net income	$694	$532	$558	$817

Net income per share:
Earnings per common share—basic	$0.01	$0.01	$0.01	$0.01

Earnings per common share—diluted	$0.01	$0.01	$0.01	$0.01

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Results of Operations (Unaudited) (Continued)

ITEM 16.2
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2011	$449	37	—	(166)	$320
Year ended November 30, 2010	$501	28	—	(80)	$449
Year ended November 30, 2009	$540	277	—	(316)	$501
Allowance for customer credits:
Year ended November 30, 2011	$3,407	12,156	—	(12,707)	$2,856
Year ended November 30, 2010	$2,936	12,838	—	(12,367)	$3,407
Year ended November 30, 2009	$2,207	10,142	—	(9,413)	$2,936
Allowances for inventories:
Year ended November 30, 2011	$1,067	175	—	(128)	$1,114
Year ended November 30, 2010	$1,183	(116)	—	0	$1,067
Year ended November 30, 2009	$1,044	167	—	(28)	$1,183
Allowance for deferred taxes:
Year ended November 30, 2011	$—	—	—	—	$—
Year ended November 30, 2010	$—	—	—	—	$—
Year ended November 30, 2009	$20,291	—	—	(20,291)	$—

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

February 28, 2012	JOE'S JEANS INC.
	By:	/s/ MARC B. CROSSMAN Marc B. Crossman Chief Executive Officer (Principal Executive Officer) and President
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Capacity	Date

/s/ MARC B. CROSSMAN Marc B. Crossman	Chief Executive Officer (Principal Executive Officer), President and Director	February 28, 2012
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012
/s/ SAMUEL J. FURROW Samuel J. Furrow	Chairman of the Board of Directors	February 28, 2012
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	February 28, 2012
/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 28, 2012

Signature	Capacity	Date

/s/ SUHAIL R. RIZVI Suhail R. Rizvi	Director	February 28, 2012
/s/ THOMAS O'RIORDAN Thomas O'Riordan	Director	February 28, 2012
/s/ KENT SAVAGE Kent Savage	Director	February 28, 2012