Form 10-Q
period 2012-02-29
JOE'S JEANS INC.
filed 2012-04-12
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

The number of shares of the registrant’s common stock outstanding as of April 12, 2012 was 66,284,920.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 29, 2012	November 30, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,316	$12,690
Accounts receivable, net	1,998	1,542
Inventories, net	27,548	23,262
Due from related parties	550	612
Deferred income taxes, net	2,644	2,644
Prepaid expenses and other current assets	971	769
Total current assets	46,027	41,519

Property and equipment, net	5,421	5,464
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,663	4,663
Other assets	656	680

Total assets	$84,603	$80,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,013	$10,499
Due to factor	4,147	3,265
Due to related parties	199	357
Total current liabilities	17,359	14,121

Deferred rent	1,421	1,284
Total liabilities	18,780	15,405

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 66,527 shares issued and 66,198 outstanding (2012) and 65,477 shares issued and 65,148 outstanding (2011)	6,655	6,550
Additional paid-in capital	105,679	105,512
Accumulated deficit	(43,420)	(44,214)
Treasury stock, 329 shares	(3,091)	(3,091)
Total stockholders’ equity	65,823	64,757

Total liabilities and stockholders’ equity	$84,603	$80,162

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended
	February 29, 2012	February 28, 2011
	(unaudited)
Net sales	$25,962	$21,180
Cost of goods sold	12,878	10,795
Gross profit	13,084	10,385

Operating expenses
Selling, general and administrative	11,009	9,589
Depreciation and amortization	276	273
	11,285	9,862
Operating income	1,799	523
Interest expense	111	125
Income before provision for taxes	1,688	398
Income taxes	894	208
Net income	$794	$190

Earnings per common share - basic	$0.01	$0.00

Earnings per common share - diluted	$0.01	$0.00

Weighted average shares outstanding
Basic	65,043	63,697
Diluted	65,338	64,617

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 29, 2012	February 28, 2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(903)	$1,670

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(233)	(769)
Net cash used in investing activities	(233)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) factor borrowing, net	882	1,003
Payment of taxes on restricted stock units	(120)	(319)
Net cash provided by financing activities	762	684

NET CHANGE IN CASH AND CASH EQUIVALENTS	(374)	1,585

CASH AND CASH EQUIVALENTS, at beginning of period	12,690	6,410

CASH AND CASH EQUIVALENTS, at end of period	$12,316	$7,995

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net income (unaudited)	—	—	—	190	—	190
Stock-based compensation, net of withholding taxes (unaudited)	—	—	89	—	—	89
Issuance of restricted stock (unaudited)	581	58	(58)	—	—	—
Balance, February 28, 2011 (unaudited)	64,712	$6,473	$104,395	$(42,659)	$(3,057)	$65,152

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income (unaudited)	—	—	—	794	—	794
Stock-based compensation, net of withholding taxes (unaudited)	—	—	272	—	—	272
Issuance of restricted stock (unaudited)	1,050	105	(105)	—	—	—
Balance, February 29, 2012 (unaudited)	66,527	$6,655	$105,679	$(43,420)	$(3,091)	$65,823

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three months ended February 29, 2012 and February 28, 2011 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2011 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  Our primary assets include all rights, title and interest in the intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate five full price retail stores and 17 outlet stores in outlet centers around the country.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s® brand.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 29, 2012 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2012.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

There were no Financial Accounting Standards Board, or FASB, issued standards that we adopted in the relevant periods.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	February 29, 2012	November 30, 2011
Non-recourse receivables assigned to factor	$15,053	$14,892
Client recourse receivables	62	108
Total receivables assigned to factor	15,115	15,000

Allowance for customer credits	(2,537)	(2,498)
Net loan balance from factored accounts receivable	(11,355)	(10,857)
Net loan balance from inventory advances	(5,370)	(4,910)
Due to factor	$(4,147)	$(3,265)

Non-factored accounts receivable	$2,792	$2,220
Allowance for customer credits	(343)	$(358)
Allowance for doubtful accounts	(451)	(320)
Accounts receivable, net of allowance	$1,998	$1,542

Of the total amount of receivables sold by us as of February 29, 2012 and November 30, 2011, we hold the risk of payment of $62,000 and $108,000, respectively, in the event of non-payment by the customers.

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

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2012, or earlier provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  In the event the agreement is not terminated, it automatically extends for an additional year.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

Beginning July 1, 2010, we paid to CIT a factoring rate of 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 29, 2012, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At February 29, 2012, we had five letters of credit outstanding in the aggregate amount of $1,260,000.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 29, 2012	November 30, 2011

Finished goods	$16,518	$13,512
Finished goods consigned to others	287	238
Work in progress	2,844	2,052
Raw materials	9,188	8,574
	28,837	24,376
Less allowance for obsolescence and slow moving items	(1,289)	(1,114)
	$27,548	$23,262

We did not record any charges to our inventory reserve allowance for the three months ended February 29, 2012 or for the three months ended February 28, 2011.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of February 29, 2012 and November 30, 2011, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows (in thousands):

	February 29, 2012	November 30, 2011

Due from related parties
Everblue LLC	$507	$529
Albert Dahan	43	83
Total due from related parties	$550	$612

Due to related parties
Joe Dahan	$199	$343
Albert Dahan	—	14
Total due to related parties	$199	$357

Joe Dahan

Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  See “Note 9 - Contingent Consideration Payments” for a further discussion on the contingent consideration.

For the three months ended February 29, 2012 and February 28, 2011, expenses of $462,000 and $451,000, respectively, were recorded in the statement of income related to the contingent consideration payments made to Mr. Dahan under this agreement.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended February 29, 2012 and February 28, 2011, payments of $40,000, and $158,000, respectively, were made to Mr. Albert Dahan under this arrangement.

Effective as of June 1, 2009, we entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control.  Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,000.  In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC.  Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC’s right to continue to sell children’s apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it will be sold.  In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter.  In October 2011, we entered into a new agreement, or New Agreement, similar to the foregoing license agreement with Kids LLC, with Ever Blue LLC, or Ever Blue, an entity which Albert Dahan is the sole member, for the continued sale of children’s products.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with the New Agreement, we provided initial funding to Ever Blue for inventory purchases.  The amount outstanding at February 29, 2012 was $507,000 and is due on demand.

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 29, 2012	February 28, 2011
Basic earnings per share computation:
Numerator:
Net income	$794	$190
Denominator:
Weighted average common shares outstanding	65,043	63,697
Income per common share - basic
Net income	$0.01	$0.00

Diluted earnings per share computation:
Numerator:
Net income	$794	$190
Denominator:
Weighted average common shares outstanding	65,043	63,697
Effect of dilutive securities:
Restricted shares, RSU’s and options	295	920
Dilutive potential common shares	65,338	64,617

Income per common share - dilutive
Net income	$0.01	$0.00

For the three months ended February 29, 2012 and February 28, 2011, currently exercisable options of 868,290 and 675,000, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options were out-of-the-money.

For the three months ended February 29, 2012 and February 28, 2011, unvested restricted shares and unvested RSUs in the aggregate of 3,342,914 and 511,545, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of February 29, 2012, shares reserved for future issuance include (i) 868,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 3,496,404 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 4,591,713 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan.

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2008.  Our federal income tax return for fiscal 2009 was under examination by the Internal Revenue Service, or IRS.  This examination was concluded in March 2012.  This conclusion did not result in a material effect on our financial statements or results of operations.  There are currently no other examinations pending with any other jurisdiction.

We had net operating loss carryforwards of $38,956,000 at the end of fiscal 2011 for federal tax purposes that will expire from fiscal 2018 through 2027. We also had $25,489,000 of net operating loss carryforwards available for California which begin to expire from fiscal 2017 through fiscal 2020.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of February 29, 2012, options to purchase up to 93,290 shares of common stock remained outstanding under the 2000 Director Plan.

On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and in October 2011, we adopted the Amended and Restated 2004 Stock Incentive Plan, or the Restated Plan, to update it with respect to certain provisions and changes in the tax code since its original adoption.  Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock.  Since the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan; however, the 2004 Incentive Plan remains in effect for awards outstanding as of the adoption of the Restated Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation and Stock Option Committee, or Compensation Committee.  The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and restricted common stock units, or RSUs, to our officers, directors and employees pursuant to our various plans.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.  On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 29, 2012, 4,591,713 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2011, there was a total of $392,000 and $406,000 of stock based compensation expense recognized during the three months ended February 29, 2012 and February 28, 2011, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2012 (in actual amounts) for service as a member:

	February 29, 2012
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	316,384

Exercise prices for options outstanding as of February 29, 2012 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	140,000	2.9
$1.27 - $1.30	53,290	0.9
$1.58 - $1.63	225,000	2.5
$5.91	450,000	3.3

	868,290	2.9

The following table summarizes the stock option activity by plan for the respective periods (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at February 29, 2012	868,290	775,000	93,290

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—
Outstanding and exercisable at February 28, 2011	868,290	775,000	93,290

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 29, 2012	868,290	$3.73	2.9	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2011	868,290	$3.73	3.9	$12,000

Weighted average per option fair value of options granted during the year		N/A

As of February 29, 2012, there was $3,553,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2010 and November 30, 2011, and changes during the three months ended February 28, 2011 and February 29, 2012, respectively, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,562,506	2,233,287	0.64	0.68
Issued	(86,727)	(379,004)	(465,731)	1.65	0.93
Cancelled	—	(229,826)	(229,826)	—	0.93
Forfeited	—	—	—	—	—
Outstanding at February 29, 2012	1,048,664	3,496,404	4,545,068	$0.85	$0.85

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	251,363	511,545	1.65	1.65
Issued	—	(320,854)	(320,854)	—	0.98
Cancelled	—	(199,761)	(199,761)	—	0.87
Forfeited	—	—	—	—	—
Outstanding at February 28, 2011	669,039	2,857,715	3,526,754	$1.17	$0.96

In the three months ended February 29, 2012, we granted 2,233,287 shares of restricted stock or RSUs.  In the three months ended February 29, 2012, we issued 465,731 shares of common stock to holders of RSUs and we withheld or canceled 229,826 RSUs.  In the three months ended February 28, 2011, we granted 511,545 shares of restricted stock or RSUs.  In the three months ended February 28, 2011, we issued 320,854 shares of common stock to holders of RSUs, respectively, and withheld or cancelled 199,761 RSUs.

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

Retail Leases

We lease retail store locations under operating lease agreements expiring on various dates through 2022 or 5 to 10 years from the rent commencement date and have one temporary space for a term of nine months.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of February 29, 2012, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2011	Remainder of the year	$3,333
2012		4,773
2013		5,062
2014		5,223
2015		5,234
Thereafter		19,192
		$42,817

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	(dollar values in thousands)
	February 29, 2012	February 28, 2011

Net sales:
Wholesale	$20,802	$17,497
Retail	5,160	3,683
	$25,962	$21,180

Gross Profit:
Wholesale	$9,498	$7,893
Retail	3,586	2,492
	$13,084	$10,385

Operating income (loss):
Wholesale	$5,671	$4,441
Retail	253	(119)
Corporate and other	(4,125)	(3,799)
	$1,799	$523

	Three months ended
	February 29, 2012	February 28, 2011
Capital expenditures:
Wholesale	$186	$141
Retail	19	610
Corporate and other	28	18
	$233	$769

	February 29, 2012	November 30, 2011
Total assets:
Wholesale	$49,006	$44,399
Retail	7,524	7,594
Corporate and other	28,073	28,169
	$84,603	$80,162

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2011, or Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three month period ended February 29, 2012 and February 28, 2011.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of our Joe’s® products, which include denim jeans, related casual wear and accessories.  Since Joe’s® was established in 2001, the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products.  We sell our products through our own retail stores, to numerous retailers, which include major department stores, specialty stores, and distributors around the world.

The focus of our operations has been on our Joe’s® brand.  Our transition plan, which began in 2006, included selling the assets or ceasing operations of our other branded and private label apparel products and acquiring the Joe’s® brand and marks through merger.

Beginning in 2009, we began to re-examine our collection pieces and re-launched several categories with their own unique branding along with the Joe’s® logo or name.  In the Fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe’s, which was followed by items in other distinct product categories and branded as such.  In the Fall of 2011, we returned to branding our products cohesively under the name Joe’s®.  During fiscal 2011, we recognized growth for our Joe’s® brand through increases in our retail sales, our men’s domestic sales and by diversifying our product offering to include other products such as tops, tees, and pants in fabrications other than denim.

For the remainder of 2012, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases in sales from our men’s channel, and enhancement of products available to our customer’s branded with our Joe’s® name and logos.  When we commenced fiscal 2011, we operated 17 retail stores, four of which were full price stores and 13 of which were outlet stores.  During fiscal 2011, we added five retail stores, four of which were outlet stores and one of which was a full price retail store for a total of 22 stores.  We have plans to open additional outlet and full price retail stores in fiscal 2012 and continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  We are also developing expanded product lines at lower price points to enhance our wholesale business.  We recently announced the launch and development of a new brand, else™, to be sold exclusively at Macy’s.  We commenced shipping this brand in February 2012.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product for Macy’s that incorporates staple denim fits such as a skinny, a boot cut, a cropped, a boyfriend and a cuffed short.

Our business is seasonal.  The majority of the marketing and sales orders take place from late fall to early spring.  The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is generally strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Furthermore, because of the growing number of full-price retail and outlet stores opened at different points in fiscal 2011, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and revenue from licensing agreements and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s ® brand.

Comparison of Three Months Ended February 29, 2012 to Three Months Ended February 28, 2011

	Three months ended
	(dollar values in thousands)
	February 29, 2012	February 28, 2011	$ Change	% Change

Net sales	$25,962	$21,180	$4,782	23%
Cost of goods sold	12,878	10,795	2,083	19%
Gross profit	13,084	10,385	2,699	26%
Gross margin	50%	49%

Selling, general & administrative	11,009	9,589	1,420	15%
Depreciation & amortization	276	273	3	1%
Operating income	1,799	523	1,276	244%

Interest expense	111	125	(14)	(11)%
Income before provision for taxes	1,688	398	1,290	324%

Income taxes	894	208	686	330%

Net income	$794	$190	$604	318%

Three Months Ended February 29, 2012 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	February 29, 2012	February 28, 2011	$ Change	% Change

Net sales:
Wholesale	$20,802	$17,497	$3,305	19%
Retail	5,160	3,683	1,477	40%
	$25,962	$21,180	$4,782	23%

Gross Profit:
Wholesale	$9,498	$7,893	$1,605	20%
Retail	3,586	2,492	1,094	44%
	$13,084	$10,385	$2,699	26%

Operating income (loss):
Wholesale	$5,671	$4,441	$1,230	28%
Retail	253	(119)	372	313%
Corporate and other	(4,125)	(3,799)	(326)	(9)%
	$1,799	$523	$1,276	244%

For the three months ended February 29, 2012, or the first quarter of fiscal 2012, our net sales increased to $25,962,000 from $21,180,000 for the three months ended February 28, 2011, or the first quarter fiscal 2011, a 23 percent increase.  We had an operating income of $1,799,000 for the first quarter of fiscal 2012 compared to $523,000 for the first quarter of fiscal 2011, a 244 percent increase.

Net Sales

Our overall net sales increased to $25,962,000 for the first quarter of fiscal 2012 from $21,180,000 for the first quarter of fiscal 2011, a 23 percent increase.

More specifically, our wholesale net sales increased to $20,802,000 for the first quarter of fiscal 2012 from $17,497,000 for the first quarter of fiscal 2011, a 19 percent increase.  This increase in our wholesale sales is primarily attributed to a $1,686,000, or a 58 percent increase, in men’s domestic sales, which included growth in both the department store and specialty store channel and the addition of sales from our else™ brand sold exclusively to Macy’s that we commenced shipping in February 2012.  Our women’s Joe’s® domestic sales increased by one percent, as opposed to the declines we experienced in prior periods.

Our retail net sales increased to $5,160,000 for the first quarter of fiscal 2012 from $3,683,000 for the first quarter of fiscal 2011, a 40 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of four additional stores between the end of the first quarter of fiscal 2011 and the end of our first quarter of fiscal 2012 as well as an increase in same store sales of 22 percent.

Gross Profit

Our gross profit increased to $13,084,000 for the first quarter of fiscal 2012 from $10,385,000 for the first quarter of fiscal 2011, a 26 percent increase.  Our overall gross margin increased to 50 percent for the first quarter of fiscal 2012 compared to 49 percent for the first quarter of fiscal 2011.  Our gross margin for the first quarter of fiscal 2012 was positively impacted by sales from our retail channel which carry higher gross margins than our wholesale channel.

Our wholesale gross profit increased to $9,498,000 for the first quarter of fiscal 2012 from $7,893,000 in the first quarter of fiscal 2011.  Our wholesale gross profit improved for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to increased sales from the men’s wholesale business and the launch of else™.  Our wholesale gross margin for the first quarter of fiscal 2012 was 46 percent which was comparable to the 45 percent for the prior year period.

Our retail gross profit increased to $3,586,000 for the first quarter of fiscal 2012 from $2,492,000 for the first quarter of fiscal 2011, a 44 percent increase, due to a $1,477,000 increase in sales and a two percentage point increase in gross margin.  Our gross margin increased to 70 percent for the first quarter of fiscal 2012 compared to 68 percent in the first quarter of fiscal 2011 due to the addition of and increased sales in our full price retail stores which carry higher margins.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $11,285,000 for the first quarter of fiscal 2012 from $9,862,000 for the first quarter of fiscal 2011, a 14 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $3,827,000 for the first quarter of fiscal 2012 from $3,452,000 for the first quarter of fiscal 2011, an 11 percent increase.  Our wholesale SG&A expense was slightly higher in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 mostly due to increased sample expense related to the development of our summer and fall lines.

Our retail SG&A expense increased to $3,333,000 for the first quarter of fiscal 2012 from $2,611,000 for the first quarter of fiscal 2011, a 28 percent increase.  Our retail SG&A expense increased due to the addition of costs associated with opening and operating four additional stores between the end of the first quarter of fiscal 2011 and the end of our first quarter of fiscal 2012.

Our corporate and other SG&A expense increased to $4,125,000 in the first quarter of fiscal 2012 from $3,799,000 for the first quarter of fiscal 2011, a nine percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations.  Our increase in corporate and other SG&A expenses was primarily attributable to additional expenses related to print and other advertising commitments for our “55 Colors” advertising campaign that we began in the fourth quarter of fiscal 2011.

Operating Income

We had an operating income of $1,799,000 for the first quarter of fiscal 2012 compared to $523,000 for the first quarter of fiscal 2011, a 244 percent increase.  Our increase in operating income was mostly due to our increase in net sales and gross margin, resulting in higher gross profits for the period.  However, these increases were partially offset by an increase in our SG&A expenses.

Our wholesale operating income increased to $5,671,000 for the first quarter of fiscal 2012 from $4,441,000 for the first quarter of fiscal 2011, a 28 percent increase.  We had retail operating income of $253,000 compared to a loss of $119,000 for the first quarter of fiscal 2011.  Corporate operating loss increased by $326,000 to $4,125,000 for the first quarter of fiscal 2012 from $3,799,000 for the first quarter of fiscal 2011.

Interest Expense

Our interest expense decreased to $111,000 for the first quarter of fiscal 2012 from $125,000 for the first quarter of fiscal 2011, an 11 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained slightly lower average loan balances under our factoring facility in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, thus reducing our interest expense.

Income Tax

Our effective tax rate was 53 percent for the first quarter of fiscal 2012 compared to 52 percent for the first quarter of 2011.  Differences in our effective tax rate and statutory tax rate are primarily due to the permanent book/tax difference associated with the costs of acquiring the trademark in 2007 and state taxes.

Net Income

Our net income was $794,000 for the first quarter of fiscal 2012 compared to $190,000 for the first quarter of fiscal 2011.  This increase in net income was primarily due to increases in net sales and gross profit due to increases in our wholesale men’s net sales, retail net sales and the addition of sales from our else™ brand.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the three months ended February 29, 2012, we used $903,000 of cash flow in operations and $233,000 in investing activities for purchases of property and equipment.  We had advances of $882,000 in factored borrowings.  We paid taxes on restricted stock units in the amount of $120,000.  Our cash balance decreased to $12,316,000 as of February 29, 2012.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, a unit of CIT Group Inc., or CIT, through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of February 29, 2012, our cash availability with CIT was approximately $381,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2012, or earlier provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  In the event the agreement is not terminated, it automatically extends for additional one year periods.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

Beginning July 1, 2010, we paid to CIT a factoring rate of 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk as a result of the amended to the factoring agreements.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 29, 2012, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of February 29, 2012, we had a net loan balance of $11,355,000 with CIT for factored receivables, a loan balance of $5,370,000 for inventory advances and five letters of credit outstanding in the aggregate amount of $1,260,000.

For the remainder of fiscal 2012, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures to support additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the contingent consideration. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under both of our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2012. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2011 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of February 29, 2012, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of February 29, 2012 and November 30, 2011 was $794,000 and $678,000, respectively, for non-factored accounts receivables.

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

Contingent Consideration

We have agreed to pay to Mr. Dahan the following contingent consideration in the applicable fiscal year until October 25, 2017:

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

Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of income. Reserves are also estimated for ongoing audits regarding federal and state issues that are currently unresolved. We routinely monitor the potential impact of these situations.  Based on management’s assessment of these items, we determined that it is more likely than not that the deferred tax assets will be fully utilized.

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

Item 4.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 29, 2012, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosure.

Not Applicable.

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

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended February 29, 2012 and February 28, 2011, (ii) Condensed Consolidated Balance Sheets at February 29, 2012 and November 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

JOE’S JEANS INC.

April 12, 2012	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer),
President and Director

April 12, 2012	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three months ended February 29, 2012 and February 28, 2011, (ii) Condensed Consolidated Balance Sheets at February 29, 2012 and November 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

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