Form 10-Q
period 2012-05-31
JOE'S JEANS INC.
filed 2012-07-16
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of July 16, 2012 was 66,812,110.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2012	November 30, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,533	$12,690
Accounts receivable, net	1,557	1,542
Inventories, net	30,185	23,262
Due from related parties	215	612
Deferred income taxes, net	2,644	2,644
Prepaid expenses and other current assets	589	769
Total current assets	46,723	41,519

Property and equipment, net	5,529	5,464
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,663	4,663
Other assets	1,800	680

Total assets	$86,551	$80,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,091	$10,499
Due to factor	5,975	3,265
Due to related parties	188	357
Total current liabilities	17,254	14,121

Deferred rent	1,563	1,284
Total liabilities	18,817	15,405

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 66,626 shares issued and 66,297 outstanding (2012) and 65,477 shares issued and 65,148 outstanding (2011)	6,665	6,550
Additional paid-in capital	106,162	105,512
Accumulated deficit	(42,002)	(44,214)
Treasury stock, 329 shares	(3,091)	(3,091)
Total stockholders’ equity	67,734	64,757

Total liabilities and stockholders’ equity	$86,551	$80,162

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
	(unaudited)		(unaudited)
Net sales	$28,640	$24,701	$54,602	$45,881
Cost of goods sold	15,080	13,180	27,958	23,975
Gross profit	13,560	11,521	26,644	21,906

Operating expenses
Selling, general and administrative	10,148	9,545	21,157	19,134
Depreciation and amortization	340	291	616	564
	10,488	9,836	21,773	19,698
Operating income	3,072	1,685	4,871	2,208
Interest expense	103	129	214	254
Income before provision for taxes	2,969	1,556	4,657	1,954
Income taxes	1,551	805	2,445	1,013
Net income	$1,418	$751	$2,212	$941

Earnings per common share - basic	$0.02	$0.01	$0.03	$0.01

Earnings per common share - diluted	$0.02	$0.01	$0.03	$0.01

Weighted average shares outstanding
Basic	65,234	63,784	65,139	63,741
Diluted	66,459	64,572	65,836	64,742

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2012	May 31, 2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(2,982)	$6,208

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(785)	(1,358)
Net cash used in investing activities	(785)	(1,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) factor borrowing, net	2,710	(2,307)
Proceeds from exercise of options	20	—
Payment of taxes on restricted stock units	(120)	(319)
Net cash provided by (used in) financing activities	2,610	(2,626)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,157)	2,224

CASH AND CASH EQUIVALENTS, at beginning of period	12,690	6,410

CASH AND CASH EQUIVALENTS, at end of period	$11,533	$8,634

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net income (unaudited)	—	—	—	941	—	941
Stock-based compensation, net of withholding taxes (unaudited)	—	—	534	—	—	534
Issuance of restricted stock (unaudited)	614	61	(61)	—	—	—
Balance, May 31, 2011 (unaudited)	64,745	$6,476	$104,837	$(41,908)	$(3,057)	$66,348

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income (unaudited)	—	—	—	2,212	—	2,212
Exercise of Stock Options (unaudited)	20	2	18	—	—	20
Stock-based compensation, net of withholding taxes (unaudited)	—	—	745	—	—	745
Issuance of restricted stock (unaudited)	1,129	113	(113)	—	—	—
Balance, May 31, 2012 (unaudited)	66,626	$6,665	$106,162	$(42,002)	$(3,091)	$67,734

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and six months ended May 31, 2012 and 2011 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2011 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  Our primary assets include all rights, title and interest in the intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate six full price retail stores and 17 outlet stores in outlet centers around the country.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, as well as design, production and general advertising expense to support the Joe’s® brand.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2012 and 2011 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2012.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	May 31, 2012	November 30, 2011
Non-recourse receivables assigned to factor	$11,177	$14,892
Client recourse receivables	106	108
Total receivables assigned to factor	11,283	15,000

Allowance for customer credits	(2,599)	(2,498)
Net loan balance from factored accounts receivable	(9,140)	(10,857)
Net loan balance from inventory advances	(5,519)	(4,910)
Due to factor	$(5,975)	$(3,265)

Non-factored accounts receivable	$2,009	$2,220
Allowance for customer credits	(277)	(358)
Allowance for doubtful accounts	(175)	(320)
Accounts receivable, net of allowance	$1,557	$1,542

Of the total amount of receivables sold by us as of May 31, 2012 and November 30, 2011, we hold the risk of payment of $106,000 and $108,000, respectively, in the event of non-payment by the customers.

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

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2013, or earlier provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  In the event the agreement is not terminated, it automatically extends for an additional year.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

Beginning July 1, 2010, we paid to CIT a factoring rate of 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2012, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At May 31, 2012, we did not have any letters of credit outstanding.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2012	November 30, 2011

Finished goods	$19,015	$13,512
Finished goods consigned to others	251	238
Work in progress	2,145	2,052
Raw materials	9,972	8,574
	31,383	24,376
Less allowance for obsolescence and slow moving items	(1,198)	(1,114)
	$30,185	$23,262

We did not record any charges to our inventory reserve allowance for the three and six months ended May 31, 2012 or 2011.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of May 31, 2012 and November 30, 2011, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows (in thousands):

	May 31, 2012	November 30, 2011

Due from related parties
Ever Blue LLC	$215	$529
Albert Dahan	—	83
Total due from related parties	$215	$612

Due to related parties
Joe Dahan	$188	$343
Albert Dahan	—	14
Total due to related parties	$188	$357

Joe Dahan

Mr. Dahan is entitled to a certain percentage of our gross profit on our Joe’s® brand in any applicable fiscal year until October 2017.  See “Note 9 - Contingent Consideration Payments” for a further discussion on the contingent consideration.

For the three months ended May 31, 2012 and 2011, expenses of $469,000 and $452,000, respectively, and for the six months ended May 31, 2012 and 2011, expenses of $931,000 and $903,000, respectively, were recorded in the statement of income related to the contingent consideration payments made to Mr. Dahan under this agreement.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended May 31, 2012 and 2011, payments of $219,000, and $223,000, respectively, and for the six months ended May 31, 2012 and 2011, payments of $259,000 and $381,000, respectively, were made to Mr. Albert Dahan under this arrangement.

Effective as of June 1, 2009, we entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control.  Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,000.  In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC.  Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC’s right to continue to sell children’s apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it will be sold.   In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter.  In October 2011, we entered into a new agreement, or New Agreement, similar to the foregoing license agreement with Kids LLC, with Ever Blue LLC, or Ever Blue, an entity which Albert Dahan is the sole member, for the continued sale of children’s products.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with the New Agreement, we provided initial funding to Ever Blue for inventory purchases.  The amount outstanding at May 31, 2012 was $215,000 and is due on demand.

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Basic earnings per share computation:
Numerator:
Net income	$1,418	$751	$2,212	$941
Denominator:
Weighted average common shares outstanding	65,234	63,784	65,139	63,741
Income per common share - basic
Net income	$0.02	$0.01	$0.03	$0.01

Diluted earnings per share computation:
Numerator:
Net income	$1,418	$751	$2,212	$941
Denominator:
Weighted average common shares outstanding	65,234	63,784	65,139	63,741
Effect of dilutive securities:
Restricted shares, RSU’s and options	1,225	788	697	1,001
Dilutive potential common shares	66,459	64,572	65,836	64,742

Income per common share - dilutive
Net income	$0.02	$0.01	$0.03	$0.01

For the three months ended May 31, 2012 and 2011, currently exercisable options of 728,290 and 868,290, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options were out-of-the-money.  For the six months ended May 31, 2012 and 2011, currently exercisable options of 828,290 and 728,290, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options were out-of-the-money.

For the three months ended May 31, 2012 and 2011, unvested restricted shares and unvested RSUs in the aggregate of 38,889 and 1,219,513, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.  For the six months ended May 31, 2012 and 2011, unvested restricted shares and unvested RSUs in the aggregate of 2,138,689 and 1,219,513, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of May 31, 2012, shares reserved for future issuance include (i) 828,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 3,449,098 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 4,558,450 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan.

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2008.    There are currently no examinations pending with any jurisdiction.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of May 31, 2012, options to purchase up to 53,290 shares of common stock remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2012, 4,558,450 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2011, there was a total of $473,000 and $865,000 of stock based compensation expense recognized during the three and six months ended May 31, 2012, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2012 (in actual amounts) for service as a member:

	May 31, 2012
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	355,273

Exercise prices for options outstanding as of May 31, 2012 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	100,000	3.8
$1.27 - $1.30	53,290	0.7
$1.58 - $1.63	225,000	2.2
$5.91	450,000	3.0

	828,290	2.8

The following table summarizes the stock option activity by plan for the respective periods (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(20,000)	—	(20,000)
Outstanding and exercisable at May 31, 2012	828,290	775,000	53,290

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at May 31, 2011	868,290	775,000	93,290

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(20,000)	1.00
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2012	828,290	$3.86	2.8	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2011	868,290	$3.73	3.6	$—

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2012, there was $3,120,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2010 and November 30, 2011, and changes during the three months and six months ended May 31, 2011 and 2012, respectively, are presented and discussed below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,601,395	2,272,176	0.64	0.69
Issued	(86,727)	(458,100)	(544,827)	1.65	0.88
Cancelled	—	(229,826)	(229,826)	—	0.93
Forfeited	—	(7,099)	(7,099)	—	0.76
Outstanding at May 31, 2012	1,048,664	3,449,098	4,497,762	$0.85	$0.85

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Issued	—	(353,812)	(353,812)	—	1.05
Cancelled	—	(199,761)	(199,761)	—	0.87
Forfeited	—	—	—	—	—
Outstanding at May 31, 2011	669,039	3,532,725	4,201,764	$1.17	$0.95

In the three months ended May 31, 2012 and 2011 we granted 38,889 and 707,968 shares of restricted stock or RSUs, respectively.  In the three months ended May 31, 2012 and 2011, we issued 79,096 and 32,958 shares of common stock to holders of RSUs and we withheld, canceled or forfeited 7,099 and zero RSUs, respectively.  In the six months ended May 31, 2012 and 2011 we granted 2,272,176 and 1,219,513 shares of restricted stock or RSUs, respectively.  In the six months ended May 31, 2012 and 2011, we issued 544,827 and 353,812 shares of common stock to holders of RSUs and we withheld, canceled or forfeited 236,925 and 199,761 RSUs, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

Mr. Dahan is entitled to a certain percentage of the gross profit earned by us on our Joe’s® brand in any applicable fiscal year until October 2017.  Mr. Dahan is entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000.  The payments may be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments are likely to be paid.  At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made.  No payments are made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold.  See “Note 5 – Related Party Transactions” for payments made to Mr. Dahan.

Retail Leases

We lease retail store locations under operating lease agreements expiring on various dates through 2023 or three to 10 years from the rent commencement date.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of May 31, 2012, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2012	Remainder of the year	$2,442
2013		5,212
2014		5,426
2015		5,484
2016		5,397
Thereafter		19,926
		$43,887

NOTE 10 – SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	(dollar values in thousands)
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011

Net sales:
Wholesale	$22,947	$20,187	$43,749	$37,684
Retail	5,693	4,514	10,853	8,197
	$28,640	$24,701	$54,602	$45,881

Gross Profit:
Wholesale	$9,504	$8,575	$19,002	$16,468
Retail	4,056	2,946	7,642	5,438
	$13,560	$11,521	$26,644	$21,906

Operating income (loss):
Wholesale	$6,281	$5,709	$11,952	$10,150
Retail	570	143	823	24
Corporate and other	(3,779)	(4,167)	(7,904)	(7,966)
	$3,072	$1,685	$4,871	$2,208

	Six months ended
	May 31, 2012	May 31, 2011
Capital expenditures:
Wholesale	$608	$143
Retail	149	1,179
Corporate and other	28	36
	$785	$1,358

	May 31, 2012	November 30, 2011
Total assets:
Wholesale	$49,874	$44,399
Retail	8,627	7,594
Corporate and other	28,050	28,169
	$86,551	$80,162

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Such forward-looking statements are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2011, or Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month period ended May 31, 2012 and 2011.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

For the remainder of 2012, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases in sales from our men’s channel, and enhancement of products available to our customer’s branded with our Joe’s® name and logos.  When we commenced fiscal 2011, we operated 17 retail stores, four of which were full price stores and 13 of which were outlet stores.  During fiscal 2011, we added five retail stores, four of which were outlet stores and one of which was a full price retail store for a total of 22 stores.  Since the end of fiscal 2011, we have opened one full price retail store for a total of 23 stores.  We have additional plans to continue to open outlet and full price retail stores during fiscal 2012, have signed leases for an additional two full price stores and two outlet stores and continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.

By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  We are also developing expanded product lines at lower price points to enhance our wholesale business.  In the first quarter of fiscal 2012, we launched a new brand, else™, to be sold exclusively at Macy’s.  We commenced shipping this brand in February 2012.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product for Macy’s that incorporates staple denim fits such as skinny, boot cut, cropped, boyfriend and cuffed short.

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

We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and revenue from licensing agreements and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, as well as design, production and general advertising expense to support the Joe’s ® brand.

Comparison of Three Months Ended May 31, 2012 to Three Months Ended May 31, 2011

	Three months ended
	(dollar values in thousands)
	May 31, 2012	May 31, 2011	$ Change	% Change

Net sales	$28,640	$24,701	$3,939	16%
Cost of goods sold	15,080	13,180	1,900	14%
Gross profit	13,560	11,521	2,039	18%
Gross margin	47%	47%

Selling, general & administrative	10,148	9,545	603	6%
Depreciation & amortization	340	291	49	17%
Operating income	3,072	1,685	1,387	82%

Interest expense	103	129	(26)	(20)%
Income before provision for taxes	2,969	1,556	1,413	91%

Income taxes	1,551	805	746	93%

Net income	$1,418	$751	$667	89%

Three Months Ended May 31, 2012 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	May 31, 2012	May 31, 2011	$ Change	% Change

Net sales:
Wholesale	$22,947	$20,187	$2,760	14%
Retail	5,693	4,514	1,179	26%
	$28,640	$24,701	$3,939	16%

Gross Profit:
Wholesale	$9,504	$8,575	$929	11%
Retail	4,056	2,946	1,110	38%
	$13,560	$11,521	$2,039	18%

Operating income (loss):
Wholesale	$6,281	$5,709	$572	10%
Retail	570	143	427	299%
Corporate and other	(3,779)	(4,167)	388	9%
	$3,072	$1,685	$1,387	82%

For the three months ended May 31, 2012, or the second quarter of fiscal 2012, our net sales increased to $28,640,000  from $24,701,000 for the three months ended May 31, 2011, or the second quarter of fiscal 2011, a 16 percent increase.  We had an operating income of $3,072,000 for the second quarter of fiscal 2012 compared to $1,685,000 for the second quarter of fiscal 2011, an 82 percent increase.

Net Sales

Our overall net sales increased to $28,640,000 for the second quarter of fiscal 2012 from $24,701,000 for the second quarter of fiscal 2011, a 16 percent increase.

More specifically, our wholesale net sales increased to $22,947,000 for the second quarter of fiscal 2012 from $20,187,000 for the second quarter of fiscal 2011, a 14 percent increase.  This increase in our wholesale sales is primarily attributed to growth from both our men’s and women’s domestic Joe’s® sales and the addition of sales from our else™ brand sold exclusively to Macy’s.  Our women’s Joe’s® domestic sales also increased by eight percent and our men’s Joe’s® domestic sales increased by 11 percent.

Our retail net sales increased to $5,693,000 for the second quarter of fiscal 2012 from $4,514,000 for the second quarter of fiscal 2011, a 26 percent increase.  The primary drivers for this increase were the positive impact of additional sales due to the opening of three new stores between the end of the second quarter of fiscal 2011 and the end of our second quarter of fiscal 2012 as well as an increase in same store sales, which are stores open at least 12 months, including our e-shop, of 10 percent.

Gross Profit

Our gross profit increased to $13,560,000 for the second quarter of fiscal 2012 from $11,521,000 for the second quarter of fiscal 2011, an 18 percent increase.  Our overall gross margin was the same at 47 percent for both the second quarter of fiscal 2012 and 2011.  Our gross margin for the second quarter of fiscal 2012 was positively impacted by sales from our retail channel which carry higher gross margins than our wholesale channel.  This was offset by a slight decline in our wholesale gross margins mostly due to sales from our else™ line, which carry lower gross margins.

Our wholesale gross profit increased to $9,504,000 for the second quarter of fiscal 2012 from $8,575,000 in the second quarter of fiscal 2011, an 11 percent increase.  Our wholesale gross profit improved for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to increased sales from both men’s and women’s wholesale Joe’s®  business and the launch of else™.  Our wholesale gross margin for the second quarter of fiscal 2012 was 41 percent compared to the 43 percent for the prior year period.  The decrease in wholesale gross margin was primarily due to sales from our else™ line, which carries lower gross margin.

Our retail gross profit increased to $4,056,000 for the second quarter of fiscal 2012 from $2,946,000 for the second quarter of fiscal 2011, a 38 percent increase, due to a $1,179,000 increase in sales and a six percentage point increase in gross margin.  Our gross margin increased to 71 percent for the second quarter of fiscal 2012 compared to 65 percent in the second quarter of fiscal 2011 due to a reduced level of promotional activity and the increase in sales in our full price retail stores which carry higher margins.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $10,488,000 for the second quarter of fiscal 2012 from $9,836,000 for the second quarter of fiscal 2011, a seven percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $3,223,000 for the second quarter of fiscal 2012 from $2,866,000 for the second quarter of fiscal 2011, a 13 percent increase.  Our wholesale SG&A expense was higher in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 mostly due to increased sample expense related to the development of our Holiday and Spring product lines.

Our retail SG&A expense increased to $3,486,000 for the second quarter of fiscal 2012 from $2,803,000 for the second quarter of fiscal 2011, a 24 percent increase.  Our retail SG&A expense increased due to the addition of costs associated with opening and operating three additional stores between the end of the second quarter of fiscal 2011 and the end of our second quarter of fiscal 2012.

Our corporate and other SG&A expense decreased to $3,779,000 in the second quarter of fiscal 2012 from $4,167,000 for the second quarter of fiscal 2011, a nine percent decrease.  Our corporate and other SG&A expense includes general overhead associated with our operations.  Our decrease in corporate and other SG&A expenses was primarily attributable to a decrease in expenses related to print and other advertising commitments.

Operating Income

We had an operating income of $3,072,000 for the second quarter of fiscal 2012 compared to $1,685,000 for the second quarter of fiscal 2011, an 82 percent increase.  Our increase in operating income was mostly due to our increase in net sales, resulting in higher gross profits for the period.  However, these increases were partially offset by an increase in our SG&A expenses.

Our wholesale operating income increased to $6,281,000 for the second quarter of fiscal 2012 from $5,709,000 for the second quarter of fiscal 2011, a10 percent increase.  Our retail operating income increased to $570,000 from $143,000 for the second quarter of fiscal 2011, a 299 percent increase.  Corporate operating loss decreased by $388,000 to $3,779,000 for the second quarter of fiscal 2012 from $4,167,000 for the second quarter of fiscal 2011.

Interest Expense

Our interest expense decreased to $103,000 for the second quarter of fiscal 2012 from $129,000 for the second quarter of fiscal 2011, a 20 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained slightly lower average loan balances under our factoring facility in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, thus reducing our interest expense.

Income Tax

Our effective tax rate was 52 percent for both the second quarter of fiscal 2012 and 2011.  Differences in our effective tax rate and statutory tax rate are primarily due to the permanent book/tax difference associated with the costs of acquiring the Joe’s® trademark in 2007 and state taxes.

Net Income

Our net income was $1,418,000 for the second quarter of fiscal 2012 compared to $751,000 for the second quarter of fiscal 2011.  This increase in net income was primarily due to increases in net sales and gross profit due to increases in our wholesale men’s and women’s net sales, retail net sales and the addition of sales from our else™ brand.

Comparison of Six Months Ended May 31, 2012 to Six Months Ended May 31, 2011

	Six months ended
	(dollar values in thousands)
	May 31, 2012	May 31, 2011	$ Change	% Change

Net sales	$54,602	$45,881	$8,721	19%
Cost of goods sold	27,958	23,975	3,983	17%
Gross profit	26,644	21,906	4,738	22%
Gross margin	49%	48%

Selling, general & administrative	21,157	19,134	2,023	11%
Depreciation & amortization	616	564	52	9%
Operating income	4,871	2,208	2,663	121%

Interest expense	214	254	(40)	(16)%
Income before provision for taxes	4,657	1,954	2,703	138%

Income taxes	2,445	1,013	1,432	141%

Net income	$2,212	$941	$1,271	135%

Six Months Ended May 31, 2012 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	May 31, 2012	May 31, 2011	$ Change	% Change

Net sales:
Wholesale	$43,749	$37,684	$6,065	16%
Retail	10,853	8,197	2,656	32%
	$54,602	$45,881	$8,721	19%

Gross Profit:
Wholesale	$19,002	$16,468	$2,534	15%
Retail	7,642	5,438	2,204	41%
	$26,644	$21,906	$4,738	22%

Operating income (loss):
Wholesale	$11,952	$10,150	$1,802	18%
Retail	823	24	799	3,329%
Corporate and other	(7,904)	(7,966)	62	1%
	$4,871	$2,208	$2,663	121%

For the six months ended May 31, 2012, our net sales increased to $54,602,000 from $45,881,000 for the six months ended May 31, 2011, a 19 percent increase.  We generated operating income in the amount of $4,871,000 for the six months ended May 31, 2012 compared to $2,208,000 for the six months ended May 31, 2011, a 121 percent increase.

Net Sales

Our net sales increased to $54,602,000 for the six months ended May 31, 2012 compared to $45,881,000 for the six months ended May 31, 2011, a 19 percent increase.

More specifically, our wholesale net sales increased to $43,749,000 for the six months ended May 31, 2012 from $37,684,000for the six months ended May 31, 2011, a 16 percent increase.  This increase in our wholesale sales can be attributed to increases in overall sales from both our men’s and women’s Joe’s® domestic channels and the addition of sales from our else™ brand.

Our retail net sales increased to $10,853,000  for the six months ended May 31, 2012 from $8,197,000 for the six months ended May 31, 2011, a 32 percent increase.  The primary drivers for this increase were the positive impact of additional sales due to the opening of three additional stores since the second quarter of fiscal 2011 as well as an increase in same store sales, which are stores open at least 12 months, including our e-shop, of 14 percent.

Gross Profit

Our gross profit increased to $26,644,000 for the six months ended May 31, 2012 from $21,906,000 for the six months ended May 31, 2011, a 22 percent increase.  Our overall gross margin increased to 49 percent for the six months ended May 31, 2012 from 48 percent for the six months ended May 31, 2011.  This improvement in our overall gross margin was mostly due to a shift in a higher percentage of sales to our retail channel which carry higher gross margin during the six months ended May 31, 2012 compared to the six months ended May 31, 2011.

Our wholesale gross profit increased to $19,002,000 for the six months ended May 31, 2012 from $16,468,000 for the six months ended May 31, 2011, a 15 percent increase.  This increase is primarily attributable to a $6,065,000 increase in our wholesale net sales due to increased sales from both men’s and women’s wholesale Joe’s® business and the launch of else™.  Our wholesale gross margin decreased by less than one percentage point due to our product placement mix with our wholesale customers.

Our retail gross profit increased to $7,642,000 for the six months ended May 31, 2012 from $5,438,000 for the six months ended May 31, 2011, a 41percent increase, due primarily to a $2,656,000 increase in retail sales.  Our retail gross margin improved by four percentage points from the prior year comparative period due to the increased sales in our full price retail stores which carry higher margin and a reduced level of promotional activity.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $21,773,000 for the six months ended May 31, 2012 from $19,698,000 for the six months ended May 31, 2011, an 11 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $7,050,000 for the six months ended May 31, 2012 from $6,318,000 for the six months ended May 31, 2011, a 12 percent increase.  Our wholesale SG&A expense was higher in the six months ended May 31, 2012 mostly due to higher sample expenses.

Our retail SG&A expense increased to $6,819,000 for the six months ended May 31, 2012 from $5,414,000 for the six months ended May 31, 2011, a 26 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating three new retail stores since the second quarter of fiscal 2011.

Our corporate and other SG&A expense decreased to $7,904,000 for the six months ended May 31, 2012 from $7,966,000 for the six months ended May 31, 2011, a less than one percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations and decreased as we continue to monitor and manage the expenses associated with operating our business.

Operating Income

Our wholesale operating income increased to $11,952,000 for the six months ended May 31, 2012 from $10,150,000 for the six months ended May 31, 2011, a 18 percent increase.  Our retail operating income increased to $823,000 for the six months ended May 31, 2012 from $24,000 for the six months ended May 31, 2011.  As a result of the increases in our wholesale and retail operating income, we had an increase in our overall operating income to $4,871,000 for the six months ended May 31, 2012 from $2,208,000 for the six months ended May 31, 2011.

Interest Expense

Our combined interest expense decreased to $214,000 for the six months ended May 31, 2012 from $254,000 for the six months ended May 31, 2011, a 16 percent decrease.  Our interest expense consists of interest expense from our factoring and inventory lines of credit.  This decrease in interest expense is mostly due to a lower average loan balances during the six months ended May 31, 2012 under our factoring facility and inventory lines of credit.

Income Tax

Our effective tax rate was 53 percent for the six month period ended May 31, 2012 compared to 52 percent in the six month period ended May 31, 2011.  The increase in the effective tax rate between the periods was primarily due to an increase in the permanent tax deduction limitations related to executive compensation.

Net Income

We generated net income of $2,212,000 in the six months ended May 31, 2012 compared to $941,000 for the six months ended May 31, 2011.  The increase in net income for the six months ended May 31, 2012 compared to the six months ended May 31, 2011 is largely the result of sales increases across all of our channels.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the six months ended May 31, 2012, we used $2,982,000 of cash flow in operations and $785,000 in investing activities for purchases of property and equipment.  We had advances of $2,710,000 in factored borrowings and receipts of $20,000 from the exercise of stock options.  We paid taxes on restricted stock units in the amount of $120,000.  Our cash balance was $11,533,000 as of May 31, 2012.  We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs.

Our primary methods to obtain the cash necessary for operating needs were through the sales of our products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of May 31, 2012, our cash availability with CIT was approximately $252,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights.  The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to June 30, 2013, or earlier provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  In the event the agreement is not terminated, it automatically extends for additional one year periods.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

Beginning July 1, 2010, we paid to CIT a factoring rate of 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk as a result of the amended to the factoring agreements.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2012, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of May 31, 2012, we had a net loan balance of $9,140,000 with CIT for factored receivables, a loan balance of $5,519,000 for inventory advances and no letters of credit outstanding.

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

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2011 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of May 31, 2012, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2012 and November 30, 2011 was $452,000 and $678,000, respectively, for non-factored accounts receivables.

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

Contingent Consideration

We have agreed to pay to Mr. Dahan the following contingent consideration on gross profit of the Joe’s® brand in the applicable fiscal year until October 25, 2017:

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

Not applicable to Smaller Reporting Company.

Item 4.                                                           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2012, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2012 and May 31, 2011, (ii) Condensed Consolidated Balance Sheets at May 31, 2012 and November 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2012 and May 31, 2011, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

JOE’S JEANS INC.

July 16, 2012	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

July 16 , 2012	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2012 and May 31, 2011, (ii) Condensed Consolidated Balance Sheets at May 31, 2012 and November 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2012 and May 31, 2011, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

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