Form 10-Q
period 2012-08-31
JOE'S JEANS INC.
filed 2012-10-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2012 was 66,965,373.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2012	November 30, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,778	$12,690
Accounts receivable, net	1,436	1,542
Inventories, net	31,892	23,262
Due from related parties	—	612
Deferred income taxes, net	2,644	2,644
Prepaid expenses and other current assets	594	769
Total current assets	49,344	41,519

Property and equipment, net	5,901	5,464
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	4,663	4,663
Other assets	1,654	680

Total assets	$89,398	$80,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,569	$10,499
Due to factor	2,712	3,265
Due to related parties	95	357
Total current liabilities	18,376	14,121

Deferred rent	1,658	1,284
Total liabilities	20,034	15,405

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 67,183 shares issued and 66,854 outstanding (2012) and 65,477 shares issued and 65,148 outstanding (2011)	6,721	6,550
Additional paid-in capital	106,346	105,512
Accumulated deficit	(40,612)	(44,214)
Treasury stock, 329 shares	(3,091)	(3,091)
Total stockholders’ equity	69,364	64,757

Total liabilities and stockholders’ equity	$89,398	$80,162

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
	(unaudited)		(unaudited)
Net sales	$30,304	$24,151	$84,906	$70,032
Cost of goods sold	16,486	14,407	44,444	38,382
Gross profit	13,818	9,744	40,462	31,650

Operating expenses
Selling, general and administrative	10,778	10,919	31,935	30,053
Depreciation and amortization	363	323	979	887
Retail stores impairment	—	1,144	—	1,144
	11,141	12,386	32,914	32,084
Operating income (loss)	2,677	(2,642)	7,548	(434)
Interest expense	63	111	277	365
Income (loss) before provision for taxes	2,614	(2,753)	7,271	(799)
Income taxes (benefit)	1,224	(715)	3,669	298
Net income (loss)	$1,390	$(2,038)	$3,602	$(1,097)

Earnings (loss) per common share - basic	$0.02	$(0.03)	$0.06	$(0.02)

Earnings (loss) per common share - diluted	$0.02	$(0.03)	$0.05	$(0.02)

Weighted average shares outstanding
Basic	65,676	64,128	65,319	63,871
Diluted	66,756	64,128	66,273	63,871

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2012	August 31, 2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$2,554	$7,986

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,520)	(1,825)
Net cash used in investing activities	(1,520)	(1,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to factor, net	(553)	(411)
Proceeds from exercise of options	20	—
Payment of taxes on restricted stock units	(413)	(519)
Net cash used in financing activities	(946)	(930)

NET CHANGE IN CASH AND CASH EQUIVALENTS	88	5,231

CASH AND CASH EQUIVALENTS, at beginning of period	12,690	6,410

CASH AND CASH EQUIVALENTS, at end of period	$12,778	$11,641

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net loss (unaudited)	—	—	—	(1,097)	—	(1,097)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	821	—	—	821
Issuance of restricted stock (unaudited)	1,028	103	(103)	—	—	—
Balance, August 31, 2011 (unaudited)	65,159	$6,518	$105,082	$(43,946)	$(3,057)	$64,597

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income (unaudited)	—	—	—	3,602	—	3,602
Exercise of stock options (unaudited)	20	2	18	—	—	20
Stock-based compensation, net of withholding taxes (unaudited)	—	—	985	—	—	985
Issuance of restricted stock (unaudited)	1,686	169	(169)	—	—	—
Balance, August 31, 2012 (unaudited)	67,183	$6,721	$106,346	$(40,612)	$(3,091)	$69,364

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and nine months ended August 31, 2012 and 2011 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2011 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  Our primary assets include all rights, title and interest in the intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales directly to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate six full price retail stores and 17 outlet stores in outlet centers around the country.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, as well as design, production and general advertising expense to support the Joe’s® brand.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 31, 2012 and 2011 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2012.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	August 31, 2012	November 30, 2011
Non-recourse receivables assigned to factor	$16,994	$14,892
Client recourse receivables	51	108
Total receivables assigned to factor	17,045	15,000

Allowance for customer credits	(1,599)	(2,498)
Net loan balance from factored accounts receivable	(13,013)	(10,857)
Net loan balance from inventory advances	(5,145)	(4,910)
Due to factor	$(2,712)	$(3,265)

Non-factored accounts receivable	$1,980	$2,220
Allowance for customer credits	(298)	(358)
Allowance for doubtful accounts	(246)	(320)
Accounts receivable, net of allowance	$1,436	$1,542

Of the total amount of receivables sold by us as of August 31, 2012 and November 30, 2011, we hold the risk of payment of $51,000 and $108,000, respectively, in the event of non-payment by the customers.

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

Beginning July 1, 2010, we paid to CIT a factoring rate of 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of August 31, 2012, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  At August 31, 2012, we did not have any letters of credit outstanding.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2012	November 30, 2011

Finished goods	$20,076	$13,512
Finished goods consigned to others	304	238
Work in progress	2,863	2,052
Raw materials	9,990	8,574
	33,233	24,376
Less allowance for obsolescence and slow moving items	(1,341)	(1,114)
	$31,892	$23,262

We did not record any charges to our inventory reserve allowance for the three and nine month period ended August 31, 2012.  For the three and nine months ended August 31, 2011, we record charges to our inventory reserve allowance of $128,000.  During the third quarter of fiscal 2011, we wrote down certain finished goods inventory by $1,620,000, representing the lower of cost or market adjustment.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Useful lives (years)	August 31, 2012	November 30, 2011

Computer and equipment	3-7	$1,760	$1,753
Furniture and fixtures	3-7	3,550	2,453
Leasehold improvements, primarily retail	5-10	4,171	4,001
		9,481	8,207
Less accumulated depreciation		(3,580)	(2,743)
Net property and equipment		$5,901	$5,464

Depreciation and amortization expense related to property and equipment is recorded in operating expenses.  For the three months ended August 31, 2012 and 2011, depreciation and amortization was $363,000 and $323,000, respectively, and for the nine months ended August 31, 2012 and 2011, was $979,000 and $887,000, respectively.

We review for indicators of impairment present at our retail stores (all located in the U.S) whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  These indicators of impairment are specifically related to under-performance or operating losses relative to expected historical or projected future operating results.  We perform a recoverability test and an impairment test on these stores.  The key assumptions used in estimates of projected cash flows were sales, gross margins and payroll costs.  These forecasts are based on historical trends and take into account recent developments, as well as our future plans and intentions.  Based upon the results of the discounted cash flow analysis, which included the operating performance of certain of our stores, we recorded an impairment charge related to property and equipment at two of our full price retail stores of $1,144,000 for both the three and nine months ended August 31, 2011 because we do not believe we can recover the carrying value of the property and equipment.  There has been no impairment in the three and nine months ended August 31, 2012.

NOTE 6 —RELATED PARTY TRANSACTIONS

As of August 31, 2012 and November 30, 2011, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows (in thousands):

	August 31, 2012	November 30, 2011

Due from related parties
Ever Blue LLC	$—	$529
Albert Dahan	—	83
Total due from related parties	$—	$612

Due to related parties
Joe Dahan	$95	$343
Albert Dahan	—	14
Total due to related parties	$95	$357

Joe Dahan

Mr. Dahan is entitled to a certain percentage of our gross profit on our Joe’s® brand in any applicable fiscal year until October 2017.  See “Note 10 - Contingent Consideration Payments” for a further discussion on the contingent consideration.

For the three and nine months ended August 31, 2012 and 2011, expenses of $462,000 and $439,000 and $1,394,000 and $1,342,000, respectively, were recorded in the statement of operations related to the contingent consideration payments made to Mr. Dahan under this agreement.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended August 31, 2012 and 2011, payments of $137,000, and $165,000, respectively, and for the nine months ended August 31, 2012 and 2011, payments of $396,000 and $546,000, respectively, were made to Mr. Albert Dahan under this arrangement.

Effective as of June 1, 2009, we entered into a license agreement for the license of the children’s product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control.  Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,000.  In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC.  Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC’s right to continue to sell children’s apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it would be sold.   In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter.  In October 2011, we entered into a new agreement, or New Agreement, similar to the foregoing license agreement with Kids LLC, with Ever Blue LLC, or Ever Blue, an entity which Albert Dahan is the sole member, for the continued sale of children’s products.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  For the nine months ended August 31, 2012, we have recognized $80,000 in royalty income under the New Agreement.  In connection with the New Agreement, we provided initial funding to Ever Blue for inventory purchases.  As of August 31, 2012, no amount was outstanding under this arrangement.

NOTE 7— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$1,390	$(2,038)	$3,602	$(1,097)
Denominator:
Weighted average common shares outstanding	65,676	64,128	65,319	63,871
Income (loss) per common share - basic
Net income (loss)	$0.02	$(0.03)	$0.06	$(0.02)

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$1,390	$(2,038)	$3,602	$(1,097)
Denominator:
Weighted average common shares outstanding	65,676	64,128	65,319	63,871
Effect of dilutive securities:
Restricted shares, RSU’s and options	1,080	—	954	—
Dilutive potential common shares	66,756	64,128	66,273	63,871

Income (loss) per common share - dilutive
Net income (loss)	$0.02	$(0.03)	$0.05	$(0.02)

For the three months ended August 31, 2012 and 2011, currently exercisable options of 728,290 and 868,290, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options were out-of-the-money or their effect would have been anti-dilutive.  For the nine months ended August 31, 2012 and 2011, currently exercisable options of 828,290 and 868,290, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options were out-of-the-money or their effect would have been anti-dilutive.

For the three months ended August 31, 2012 and 2011, unvested restricted shares and unvested RSUs in the aggregate of 157,102 and 3,547,553, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.  For the nine months ended August 31, 2012 and 2011, unvested restricted shares and unvested RSUs in the aggregate of 1,178,852 and 3,547,553, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2012, shares reserved for future issuance include (i) 828,290 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,576,030 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 4,653,515 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan.

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

Certain limitations may be placed on net operating loss carryforwards as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code.  In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years.  Additional changes in control in future periods could result in further limitations of our ability to offset taxable income.  A change in control occurred in June 2007 and any resulting reductions in the net operating loss carryforwards were adjusted at that time.

NOTE 9 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of August 31, 2012, options to purchase up to 53,290 shares of common stock remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2012, 4,653,515 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2011, there was a total of $533,000 and $487,000 and $1,398,000 and $1,340,000 of stock based compensation expense recognized during the three and nine months ended August 31, 2012 and 2011, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2012 (in actual amounts) for service as a member:

	August 31, 2012
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	355,273

Exercise prices for options outstanding as of August 31, 2012 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	100,000	3.5
$1.27 - $1.30	53,290	0.4
$1.58 - $1.63	225,000	2.0
$5.91	450,000	2.8

	828,290	2.5

The following table summarizes the stock option activity by plan for the respective periods (in actual amounts):

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(20,000)	—	(20,000)
Outstanding and exercisable at August 31, 2012	828,290	775,000	53,290

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at August 31, 2011	868,290	775,000	93,290

Stock activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(20,000)	1.00
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2012	828,290	$3.86	2.5	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2011	868,290	$3.73	3.4	$—

Weighted average per option fair value of options granted during the year		N/A

As of August 31, 2012, there was $2,603,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2010 and November 30, 2011, and changes during the three months and nine months ended August 31, 2011 and 2012, respectively, are presented and discussed below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,601,395	2,272,176	0.64	0.69
Issued	(86,727)	(1,015,156)	(1,101,883)	1.65	0.83
Cancelled	—	(523,744)	(523,744)	—	0.88
Forfeited	—	(29,193)	(29,193)	—	0.80
Outstanding at August 31, 2012	1,048,664	2,576,030	3,624,694	$0.85	$0.88

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Issued	—	(767,943)	(767,943)	—	1.03
Cancelled	—	(439,841)	(439,841)	—	0.91
Forfeited	—	—	—	—	—
Outstanding at August 31, 2011	669,039	2,878,514	3,547,553	$1.17	$0.95

In the three months ended August 31, 2012 and 2011, no shares of restricted stock or RSUs, were granted.  In the three months ended August 31, 2012 and 2011, we issued 557,056 and 414,131 shares of common stock to holders of RSUs and 316,013 and 240,080 RSUs, respectively, were withheld, cancelled or forfeited.  In the nine months ended August 31, 2012 and 2011 we granted 2,272,176 and 1,219,513 shares of restricted stock or RSUs, respectively.  In the nine months ended August 31, 2012 and 2011, we issued 1,101,883 and 767,943 shares of common stock to holders of RSUs and 552,937 and 439,841 RSUs, respectively, were withheld, cancelled or forfeited.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments

Mr. Dahan is entitled to a certain percentage of the gross profit earned by us on our Joe’s® brand in any applicable fiscal year until October 2017.  Mr. Dahan is entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000.  The payments may be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments are likely to be paid.  At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made.  No payments are made if the gross profit is less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold.  See “Note 6 — Related Party Transactions” for payments made to Mr. Dahan.

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

As of August 31, 2012, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2012	Remainder of the year	$1,299
2013		5,411
2014		5,629
2015		5,692
2016		5,611
Thereafter		21,295
		$44,937

NOTE 11 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Nine months ended
	(dollar values in thousands)
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011

Net sales:
Wholesale	$24,778	$19,705	$68,527	$57,389
Retail	5,526	4,446	16,379	12,643
	$30,304	$24,151	$84,906	$70,032

Gross profit:
Wholesale	$9,911	$6,754	$28,913	$23,222
Retail	3,907	2,990	11,549	8,428
	$13,818	$9,744	$40,462	$31,650

Operating income (loss):
Wholesale	$6,514	$3,135	$18,466	$13,285
Retail	140	(1,248)	963	(1,224)
Corporate and other	(3,977)	(4,529)	(11,881)	(12,495)
	$2,677	$(2,642)	$7,548	$(434)

	Nine months ended
	August 31, 2012	August 31, 2011
Capital expenditures:
Wholesale	$923	$249
Retail	566	1,513
Corporate and other	31	63
	$1,520	$1,825

	August 31, 2012	November 30, 2011
Total assets:
Wholesale	$52,543	$44,399
Retail	8,823	7,594
Corporate and other	28,032	28,169
	$89,398	$80,162

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Such forward looking statements are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy, general economic conditions and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2011, or Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month period ended August 31, 2012 and 2011.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

We offer a collection of product offerings to our customers in addition to denim jeans.  These items include tops, tees, and pants in fabrications other than denim.  During fiscal 2012, we recognized growth for our Joe’s® brand through increases in our retail sales, our men’s domestic sales and the addition of our private label product offerings.

For the remainder of 2012, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases in sales from our men’s channel, and enhancement of products available to our customer’s branded with our Joe’s® name and logos.  When we commenced fiscal 2011, we operated 17 retail stores, four of which were full price stores and 13 of which were outlet stores.  During fiscal 2011, we added five retail stores, four of which were outlet stores and one of which was a full price retail store for a total of 22 stores.  Since the end of fiscal 2011, we have opened two full price retail stores and one outlet stores.  As of the date of this quarterly report, we operate a total of 25 stores.  We have additional plans to continue to open outlet and full price retail stores during fiscal 2012, have signed leases for three full price stores and one outlet store and continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  We are also developing expanded product lines at lower price points to enhance our wholesale business.  In the first quarter of fiscal 2012, we launched a new brand, else™, to be sold exclusively at Macy’s.  We commenced shipping this brand in February 2012.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product for Macy’s that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets.

Our business is seasonal.  The majority of the marketing and sales orders take place from late fall to early spring.  The greatest volume of shipments and actual sales are generally made from late spring through the summer, which coincides with our second and third fiscal quarters, and our cash flow is generally strongest in our third and fourth fiscal quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Furthermore, because of the growing number of full-price retail and outlet stores opened at different points in fiscal 2011 and 2012, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and revenue from licensing agreements and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales directly to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, as well as design, production and general advertising expense to support the Joe’s® brand.

Comparison of Three Months Ended August 31, 2012 to Three Months Ended August 31, 2011

	Three months ended
	(dollar values in thousands)
	August 31, 2012	August 31, 2011	$ Change	% Change

Net sales	$30,304	$24,151	$6,153	25%
Cost of goods sold	16,486	14,407	2,079	14%
Gross profit	13,818	9,744	4,074	42%
Gross margin	46%	40%

Selling, general & administrative	10,778	10,919	(141)	(1)%
Depreciation & amortization	363	323	40	12%
Retail stores impairment	—	1,144	(1,144)	(100)%
Operating income (loss)	2,677	(2,642)	5,319	201%

Interest expense	63	111	(48)	(43)%
Income (loss) before provision for taxes	2,614	(2,753)	5,367	195%

Income taxes (benefit)	1,224	(715)	1,939	271%

Net income (loss)	$1,390	$(2,038)	$3,428	168%

Three Months Ended August 31, 2012 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	August 31, 2012	August 31, 2011	$ Change	% Change

Net sales:
Wholesale	$24,778	$19,705	$5,073	26%
Retail	5,526	4,446	1,080	24%
	$30,304	$24,151	$6,153	25%

Gross profit:
Wholesale	$9,911	$6,754	$3,157	47%
Retail	3,907	2,990	917	31%
	$13,818	$9,744	$4,074	42%

Operating income (loss):
Wholesale	$6,514	$3,135	$3,379	108%
Retail	140	(1,248)	1,388	111%
Corporate and other	(3,977)	(4,529)	552	12%
	$2,677	$(2,642)	$5,319	201%

For the three months ended August 31, 2012, or the third quarter of fiscal 2012, our net sales increased to $30,304,000 from $24,151,000 for the three months ended August 31, 2011, or the third quarter fiscal 2011, a 25 percent increase.  We had an operating income of $2,677,000 for the third quarter of fiscal 2012 compared to an operating loss of $2,642,000 for the third quarter of fiscal 2011.

Net Sales

Our overall net sales increased to $30,304,000 for the third quarter of fiscal 2012 from $24,151,000 for the third quarter of fiscal 2011, a 25 percent increase.

More specifically, our wholesale net sales increased to $24,778,000 for the third quarter of fiscal 2012 from $19,705,000 for the third quarter of fiscal 2011, a 26 percent increase.  This increase in our wholesale sales is primarily attributed to a $2,071,000, or a 45 percent, increase in men’s domestic sales, which included growth in both the department store and specialty store channel, and the addition of $2,876,000 in sales from our else™ brand sold exclusively to Macy’s that we commenced shipping in February 2012.  Our women’s Joe’s® domestic sales were flat on a comparative basis.

Our retail net sales increased to $5,526,000 for the third quarter of fiscal 2012 from $4,446,000 for the third quarter of fiscal 2011, a 24 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of four additional stores between the end of the third quarter of fiscal 2011 and the end of our third quarter of fiscal 2012 as well as an increase in same store sales, which are stores opened at least 12 months, including our e-shop, of 7 percent.

Gross Profit

Our gross profit increased to $13,818,000 for the third quarter of fiscal 2012 from $9,744,000 for the third quarter of fiscal 2011, a 42 percent increase.  Our overall gross margin increased to 46 percent for the third quarter of fiscal 2012 compared to 40 percent for the third quarter of fiscal 2011.

Our wholesale gross profit increased to $9,911,000 for the third quarter of fiscal 2012 from $6,754,000 in the third quarter of fiscal 2011, or a 47 percent increase.  Our wholesale gross profit improved for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to increased sales from the men’s wholesale business and the addition of sales from else™.  Our third quarter of fiscal 2011 gross profit was negatively impacted by a $1,620,000 reduction in the carrying value of leggings and collection inventory to market, which also impacted our gross margins for the same period.  As a result, our wholesale gross margin for the third quarter of fiscal 2012 was 40 percent, or 6 percentage points higher, compared to 34 percent for the prior year comparable period.

Our retail gross profit increased to $3,907,000 for the third quarter of fiscal 2012 from $2,990,000 for the third quarter of fiscal 2011, a 31 percent increase, due to a $1,080,000 increase in sales and a four percentage point increase in gross margin.  Our retail gross margin increased to 71 percent for the third quarter of fiscal 2012 compared to 67 percent in the third quarter of fiscal 2011 due to the addition of, and increase in, sales at our full price retail stores which carry higher margins.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses decreased to $11,141,000 for the third quarter of fiscal 2012 from $12,386,000 for the third quarter of fiscal 2011, a 10 percent decrease.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization.  Our overall decrease in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 is primarily attributable to the retail store impairment charge of $1,144,000 we recorded related to the property and equipment at two of our full price retail stores in the third quarter of fiscal 2011.

Our wholesale SG&A expense decreased to $3,397,000 for the third quarter of fiscal 2012 from $3,619,000 for the third quarter of fiscal 2011, a six percent decrease.  Our wholesale SG&A expense was slightly lower in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 mostly due to decreased expenses associated with the outsourcing of our former office operations in Paris, France into a distribution arrangement with a third party.

Our retail SG&A expense decreased to $3,767,000 for the third quarter of fiscal 2012 from $4,238,000 for the third quarter of fiscal 2011, an 11 percent decrease.  Our retail SG&A expense decreased due to the impairment charge we recorded in the third quarter of fiscal 2011 of $1,144,000 related to the property and equipment at two of our full price retail stores.  Due to this impairment charge, our retail SG&A expenses increased correspondingly for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2012.  We also had costs associated with opening and operating four additional stores between the end of the third quarter of fiscal 2011 and the end of our third quarter of fiscal 2012.

Our corporate and other SG&A expense decreased to $3,977,000 in the third quarter of fiscal 2012 from $4,529,000 for the third quarter of fiscal 2011, a 12 percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations and decreased as we continue to closely monitor and manage the expenses associated with operating our business.

Operating Income (Loss)

We had an operating income of $2,677,000 for the third quarter of fiscal 2012 compared to an operating loss of $2,642,000 for the third quarter of fiscal 2011.  Our change in operating income compared to an operating loss in the prior year period was mostly due to the impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores and the write down of $1,620,000 to market value for leggings and collection inventory we recorded in the third quarter of fiscal 2011.  These losses were offset by increases in our net sales and gross profit and better management of our SG&A expenses.

Our wholesale operating income increased to $6,514,000 for the third quarter of fiscal 2012 from $3,135,000 for the third quarter of fiscal 2011, a 108 percent increase.  We had retail operating income of $140,000 compared to a loss of $1,248,000 for the third quarter of fiscal 2011.   Corporate operating loss decreased by $552,000 to $3,977,000 for the third quarter of fiscal 2012 from $4,529,000 for the third quarter of fiscal 2011.

Interest Expense

Our interest expense decreased to $63,000 for the third quarter of fiscal 2012 from $111,000 for the third quarter of fiscal 2011, a 43 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained lower average loan balances under our factoring facility in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, thus reducing our interest expense.

Income Tax

Our effective tax rate was 47 percent for the third quarter of fiscal 2012 compared to a benefit of 26 percent for the third quarter of 2011.  The income tax benefit for the third quarter of fiscal 2011 resulted from losses associated with our operations in that quarter.  Differences in our effective tax rate and statutory tax rate are primarily due to the permanent book/tax difference associated with the costs of acquiring the trademark in 2007, permanent tax deduction limitations related to executive compensation and state taxes.

Net Income (Loss)

Our net income was $1,390,000 for the third quarter of fiscal 2012 compared to a net loss of $2,038,000 for the third quarter of fiscal 2011.  The shift to net income from a net loss was primarily due to the write down of $1,620,000 to market value for certain finished goods inventory and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores we recorded in the third quarter of fiscal 2011.  Positive impacts to our net income were attributable to increases in net sales and gross profit as a result of increases in our wholesale men’s net sales, retail net sales and the addition of sales from our else™ brand.  These increases, coupled with a reduction in our SG&A expenses, resulted in our increase in net income.

Comparison of Nine Months Ended August 31, 2012 to Nine Months Ended August 31, 2011

	Nine months ended
	(dollar values in thousands)
	August 31, 2012	August 31, 2011	$ Change	% Change

Net sales	$84,906	$70,032	$14,874	21%
Cost of goods sold	44,444	38,382	6,062	16%
Gross profit	40,462	31,650	8,812	28%
Gross margin	48%	45%

Selling, general & administrative	31,935	30,053	1,882	6%
Depreciation & amortization	979	887	92	10%
Retail stores impairment	—	1,144	(1,144)	(100)%
Operating income (loss)	7,548	(434)	7,982	1,839%

Interest expense	277	365	(88)	(24)%
Income (loss) before provision for taxes	7,271	(799)	8,070	1,010%

Income taxes	3,669	298	3,371	1,131%

Net income (loss)	$3,602	$(1,097)	$4,699	428%

Nine Months Ended August 31, 2012 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 31, 2012	August 31, 2011	$ Change	% Change

Net sales:
Wholesale	$68,527	$57,389	$11,138	19%
Retail	16,379	12,643	3,736	30%
	$84,906	$70,032	$14,874	21%

Gross profit:
Wholesale	$28,913	$23,222	$5,691	25%
Retail	11,549	8,428	3,121	37%
	$40,462	$31,650	$8,812	28%

Operating income (loss):
Wholesale	$18,466	$13,285	$5,181	39%
Retail	963	(1,224)	2,187	179%
Corporate and other	(11,881)	(12,495)	614	5%
	$7,548	$(434)	$7,982	1,839%

For the nine months ended August 31, 2012, our net sales increased to $84,906,000 from $70,032,000 for the nine months ended August 31, 2011, a 21 percent increase.  We generated operating income in the amount of $7,548,000 for the nine months ended August 31, 2012 compared to an operating loss of $434,000 for the nine months ended August 31, 2011.

Net Sales

Our net sales increased to $84,906,000 for the nine months ended August 31, 2012 compared to $70,032,000 for the nine months ended August 31, 2011, a 21 percent increase.

More specifically, our wholesale net sales increased to $68,527,000 for the nine months ended August 31, 2012 from $57,389,000 for the nine months ended August 31, 2011, a 19 percent increase.  This increase in our wholesale sales is primarily attributed to a $4,169,000, or a 37 percent increase, in men’s domestic sales, which included growth in both the department store and specialty store channel, growth in our international sales of $791,000, or a 23% increase, and the addition of sales of $5,136,000 from our else™ brand.  Our women’s Joe’s® domestic sales were up slightly on a comparative basis.

Our retail net sales increased to $16,379,000 for the nine months ended August 31, 2012 from $12,643,000 for the nine months ended August 31, 2011, a 30 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of four additional stores since the third quarter of fiscal 2011 as well as an increase in same store sales of 12 percent, which are stores open at least 12 month, including our e-shop.

Gross Profit

Our gross profit increased to $40,462,000 for the nine months ended August 31, 2012 from $31,650,000 for the nine months ended August 31, 2011, a 28 percent increase.  Our overall gross margin increased to 48 percent for the nine months ended August 31, 2012 from 45 percent for the nine months ended August 31, 2011.

Our wholesale gross profit increased to $28,913,000 for the nine months ended August 31, 2012 from $23,222,000 for the nine months ended August 31, 2011, a 25 percent increase.  This increase is primarily attributable to a $11,138,000 increase in our wholesale net sales.  Further, our gross profit and gross margins in the nine months ended August 31, 2011 were impacted by the write down of $1,620,000 to market value for leggings and collection inventory in the third quarter of fiscal 2011.  Our overall wholesale gross margin increased by two percentage points to 42 percent in the nine months ended August 31, 2012 as compared to the nine months ended August 31, 2011.

Our retail gross profit increased to $11,549,000 for the nine months ended August 31, 2012 from $8,428,000 for the nine months ended August 31, 2011, a 37 percent increase, due primarily to a $3,736,000 increase in retail sales.  Our retail gross margin increased to 71 percent for the nine months ended August 31, 2012 compared to 67 percent in the nine months ended August 31, 2011 due to the addition of, and increase in, sales at our full price retail stores which carry higher margins.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses increased to $32,914,000 for the nine months ended August 31, 2012 from $32,084,000 for the nine months ended August 31, 2011, a three percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, payments of certain contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.

Our wholesale SG&A expense increased to $10,447,000 for the nine months ended August 31, 2012 from $9,937,000 for the nine months ended August 31, 2011, a five percent increase.  Our wholesale SG&A expense was higher in the nine months ended August 31, 2012 mostly due to increases in sample and employee and employee-related expenses.  Offsetting these increases were cost savings related to distribution, advertising and expenses associated with the outsourcing of our former office in Paris, France into a distribution arrangement with a third party.

Our retail SG&A expense increased to $10,586,000 for the nine months ended August 31, 2012 from $9,652,000 for the nine months ended August 31, 2011, a 10 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating four new retail stores since the third quarter of fiscal 2011.  These increases were offset by an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores we recorded in the third quarter of fiscal 2011.

Our corporate and other SG&A expense decreased to $11,881,000 for the nine months ended August 31, 2012 from $12,495,000 for the nine months ended August 31, 2011, a five percent decrease.  Our corporate and other SG&A expense includes general overhead associated with running our operations and decreased as we continued to closely monitor and manage the expenses associated with operating our business.

Operating Income (Loss)

We had an operating income of $7,548,000 for the nine months ended August 31, 2012 compared to an operating loss of $434,000 for the nine months ended August 31, 2011.  Our change to operating income from an operating loss in the prior year period was mostly due to the impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores and the write down of $1,620,000 to market value for leggings and collection inventory we recorded in the third quarter of fiscal 2011.  These losses were offset by increases in our net sales and gross profit.

Our wholesale operating income increased to $18,466,000 for the nine months ended August 31, 2012 from $13,285,000 for the nine months ended August 31, 2011, a 39 percent increase.  Our retail operating income increased to $963,000 for the nine months ended August 31, 2012 from an operating loss of $1,224,000 for the nine months ended August 31, 2011.

Interest Expense

Our interest expense decreased to $277,000 for the nine months ended August 31, 2012 from $365,000 for the nine months ended August 31, 2011, an 24 percent decrease.  Our interest expense consists of interest expense from our factoring and inventory lines of credit.  This decrease in interest expense is mostly due to lower average loan balances during the nine months ended August 31, 2012 under our factoring facility and inventory lines of credit.

Income Tax

Our effective tax rate was 50 percent for the nine month period ended August 31, 2012 compared to a negative 37 percent in the nine month period ended August 31, 2011.  The change in the effective tax rate between the periods was primarily due to losses from operations for the nine month period ended August 31, 2011.  For the nine month period ended August 31, 2012, differences between our effective tax rate and statutory tax rate are primarily due to the permanent book/tax difference associated with the costs of acquiring the trademark in 2007, permanent tax deduction limitations related to executive compensation and state taxes.

Net Income (Loss)

We generated net income of $3,602,000 in the nine months ended August 31, 2012 compared to a net loss of $1,097,000 for the nine months ended August 31, 2011.  The shift in net income for the nine months ended August 31, 2012 compared to a net loss in the nine months ended August 31, 2011 is largely the result of decreases in combined net sales and gross profit in the nine months ended August 31, 2011, which included the write down of $1,620,000 to market value for leggings and collection inventory and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores.   Our net income for the nine months ended August 31, 2012 was positively impacted by increases in net sales and gross profit and the addition of sales from our else™ brand.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the nine months ended August 31, 2012, we generated $2,554,000 of cash flow from operations and used $1,520,000 in investing activities for purchases of property and equipment.  We repaid $553,000 in factored borrowings.  We paid taxes on restricted stock units in the amount of $413,000.  Our cash balance increased to $12,778,000 as of August 31, 2012.  We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs.

Our primary methods to obtain the cash necessary for operating needs were through the sales of our products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of August 31, 2012, our cash availability with CIT was approximately $1,580,000.  This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

Beginning July 1, 2010, we paid to CIT a factoring rate of 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk as a result of the amendment to the factoring agreements.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of August 31, 2012, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of August 31, 2012, we had a net loan balance of $13,013,000 with CIT for factored receivables, a loan balance of $5,145,000 for inventory advances and no letters of credit outstanding.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of August 31, 2012, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of August 31, 2012 and November 30, 2011 was $544,000 and $678,000, respectively, for non-factored accounts receivables.

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

Contingent Consideration

We have agreed to pay to Mr. Dahan the following contingent consideration on the gross profit from the Joe’s® brand in the applicable fiscal year until October 25, 2017:

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

Stock Based Compensation

We account for stock-based compensation in accordance with the FASB standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Condensed Consolidated Financial Statements - “Note 9 — Stockholders’ Equity — Stock Incentive Plans” for additional discussion.

Recent Accounting Pronouncements

There were no FASB issued standards that we adopted in the relevant periods.

Item 3.                    Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to Smaller Reporting Company.

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2012, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                 Risk Factors.

Not applicable to Smaller Reporting Company.

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

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at August 31, 2012 and November 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

JOE’S JEANS INC.

October 15, 2012	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

October 15, 2012	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at August 31, 2012 and November 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements.

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