Form 10-K
period 2012-11-30
JOE'S JEANS INC.
filed 2013-02-21
CIK 844143

Use these links to rapidly review the document

PART IV
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2012

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

The Nasdaq Stock Market, LLC
(NASDAQ Capital Market)
(Name of exchange on which registered)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market, LLC as of May 31, 2012, was approximately $51,447,000.00.

         The number of shares of the registrant's common stock outstanding as of February 21, 2013 was 67,965,008.

         Documents incorporated by reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOE'S JEANS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012

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

  •
  effective inventory management;

  •
  the risk of cyber attacks and other system risks;

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

ITEM 1.    BUSINESS

Overview

        We began our operations in April 1987 as Innovo, Inc., or Innovo, a Texas corporation, to manufacture and domestically distribute cut and sewn canvas and nylon consumer products for the utility, craft, sports-licensed and advertising specialty markets. In 1990, Innovo merged into Elorac Corporation, a Delaware corporation, and was renamed Innovo Group Inc., which was renamed Joe's Jeans Inc. in October 2007. We have evolved from producing craft and accessory products to designing and selling apparel products.

        Our principal business activity is the design, development and worldwide marketing of our Joe's® products, which include denim jeans, related casual wear and accessories. Since the Joe's® brand was established in 2001, it is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. We focus on design, development and marketing and rely on third parties to manufacture our apparel products. We sell our products to numerous retailers, which include major department stores, specialty stores, and distributors around the world, and through our own retail stores.

        We offer a collection of product offerings to our customers in addition to denim jeans. These items include tops, tees, and pants in fabrications other than denim. During fiscal 2012, we recognized growth for our Joe's® brand through increases in our retail sales, our men's domestic sales and the addition of our private label product offerings. In the first quarter of fiscal 2012, we launched a new brand, else™, sold primarily at Macy's. We commenced shipping this brand in February 2012. The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price. We have created a unique product that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets.

        Since 2007, we have focused our business on opening retail stores, improving international sales, increasing sales from our men's collection and enhancing the quality, fit and products available in our collection beyond denim jeans. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate 11 full price retail stores and 19 outlet stores in outlet centers around the country. We believe that retail stores will enhance our net sales and gross profit and the outlet stores will allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for additional retail leases for fiscal 2013 and beyond, but remain cautious about additional expansion of our retail store plan.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® brand name. Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, shoes, belts and leather goods produced by us or under various license agreements and receive royalty payments based upon net sales from licensees. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans and pants in a variety of different fits, fabrics, washes and detailing. Every season, we offer new and core basic styles to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles or we use descriptive terms so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles include or have included over the years staple denim fits such as skinny, boot cut, cropped, relaxed, flared and boyfriend fits. We also offer another branded line, else™, sold primarily at Macy's.

        For our men's Joes® denim line, we carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles. We also brand or describe the fit styles for differentiation.

        Our Joe's® children's product offerings include basic denim bottoms, tops, t-shirts and jackets for infants, toddlers, girls and boys. In the latter half of 2009, we licensed this category to a related party in exchange for certain guaranteed minimums and royalty payments based upon net sales and in October 2011, we entered into a new license agreement with one of the principals of the former licensee. We believe that licensing this product category will enhance our ability to produce and sell these products without requiring any additional capital investment or incremental operating expenses by us.

        We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. Joe's® products are marketed to U.S. retailers through third party showrooms located in New York and Los Angeles and to international retailers through international distributors, agents or licensed stores in the various countries. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with the Joe's® brand.

Product Design, Development and Sourcing

        Our product development is managed internally by a team of designers led by Joe Dahan, our Creative Director. This design team is responsible for the creation, development and coordination of the product group offerings within each collection. We typically develop four collections per year for spring, summer, fall/back-to-school, and winter/holiday, with certain core basic styles offered throughout the year. Joe Dahan is an instrumental part of our design process. When we acquired the Joe's® brand, we also entered into an employment agreement with Mr. Dahan. However, the loss of Mr. Dahan as an employee would not change any rights we have to the Joe's® brand. While his current employment agreement contains customary provisions related to continued employment, we believe that should Mr. Dahan's employment terminate, we would be able to find alternative sources for the development and design of our products. See "Risk Factors—Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our chief executive officer and creative director."

        We rely on third party manufacturers to manufacture all of our products for distribution. We manufacture our products in numerous countries, with most of our denim production in Mexico, China and the United States, and our knits and other production in the United States, China, Hong Kong, India, Portugal, Peru, Mexico and Korea. We do not have a long-term supply agreement with any of our third party manufactures or contractors, and we believe that there are a number of overseas and domestic contractors that could fulfill our requirements in the event that one of our existing manufacturers would not be able to do so. We purchase products in various stages of production from partial to completed finished goods. We control production schedules in order to ensure quality and timely deliveries and conduct all aspects of inventory, warehousing, picking and packing services internally.

        We purchase fabric from independent vendors located domestically and internationally. Our raw materials are principally blends of fabrics, yarns and threads and are available from multiple sources. Our primary suppliers include Candiani, Isko and Italdenim for fabrics and American Zabin, Button Accessory, Revolution Group and COATS Mexico for trims. We do not enter into any long term agreements with these suppliers nor are we substantially dependent on any one of them. We have not experienced any material shortage of raw material to meet our needs. We continue to explore alternate inventory strategies designed to improve our gross margins. However, there can be no assurance that any change in sourcing will result in enhanced profit margins, similar quality or timely deliveries, but we do believe that continuing to monitor this expense can be beneficial for the growth of our brands.

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

Merger Agreement, License Agreements and Trademarks

        In February 2001, we acquired license rights to the name Joe's Jeans™, the JD stylized logo and the Joe's® mark for most apparel and accessory products from JD Holdings, the successor-in-interest to JD Design. The license agreement contained a 10-year term with two 10-year renewal periods and required us to pay a three percent royalty on the net sales of Joe's® products to JD Holdings. However, as we began to focus our operations on the Joe's® brand, we believed that by owning all rights to the Joe's® marks outright, we would eliminate any risks associated with the potential termination of the license agreement and be able to control the direction of the brand and our company. On February 6, 2007, we entered into a merger agreement with JD Holdings to acquire JD Holdings, which included all right, title and interest in the Joe's® brand and related marks. In exchange for the business of JD Holdings, after approval by our stockholders, we issued to Joe Dahan, the sole stockholder of JD Holdings, 14,000,000 shares of our common stock and $300,000 in cash. As part of the merger consideration, we were also obligated to pay Mr. Dahan a percentage of our gross profits above $11,251,000 until 2017. Mr. Dahan was entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; and (iv) one percent of the gross profit above $40,501,000. On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments described above. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan will receive is $9,168,000. We will take a one-time charge as an expense for the full amount in the quarterly period ending February 28, 2013. In addition, Mr. Dahan agreed to a restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 in addition to the restrictive covenant in the original merger agreement.

        We believe that selectively licensing the Joe's® brand for certain product categories will broaden and enhance the products available under the brand name. Also, by licensing categories, we will not incur significant capital investments or incremental operating expenses while providing us with royalty payments on net sales. There are certain minimum net sales that the licensees are required to meet and the agreements generally have certain terms with renewal rights. As of February 21, 2013, we had two active license agreements for children's products and shoes.

        In addition to the common law rights associated therewith, we own a variety of pending applications and registrations throughout the world for a variety of trademarks and service marks, among which include "Joe's" and "JD" logos and "Joe's Jeans" as applied to apparel, footwear and/or other fashion accessories in numerous classes as well as for retail store services for such goods.

        In addition to the above, in the United States, we own five trademark registrations for certain pocket stitch designs for jeans. As of February 21, 2013, we own approximately 10 U.S. trademark registrations (excluding the aforementioned five trademark registrations for certain pocket stitch designs for jeans), one pending U.S. trademark application, which has successfully passed through publication and has been allowed and one pending trademark application for the else™ mark.

        With respect to foreign jurisdictions, we own, as of February 21, 2013, a variety of trademark registrations and pending applications for the above-referenced marks as applied to apparel, footwear and related fashion accessories. Approximately 46 trademark registrations have issued in jurisdictions such as Australia, Canada, China, the European Community which comprises 27 member countries, Hong Kong, India, Japan, South Korea, Mexico, New Zealand, Russia, Switzerland and Turkey. We continue to prosecute 19 trademark applications in Mexico, Kuwait, and the United Arab Emirates that we believe are necessary in order to protect and enforce our rights abroad.

Sales, Distribution and Outsourcing Agreements

        Domestically, we sell our Joe's® products to retailers and specialty stores through independent third party showrooms located in Los Angeles and New York and through our own retail stores. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Pursuant to our arrangement with each of these showrooms, we pay sales commissions at an agreed upon percentage of sales less discounts, returns and other credit allowances. We do not utilize a showroom for the sale of our else™ products.

        We sell our Joe's® products internationally through distributors in various countries that are managed by us and licensed stores. We believe that by working directly with our distributors abroad rather than through a third party master distributor, we exercise more control and guidance over sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors. As we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

Advertising, Marketing and Promotion

        Historically, our advertising campaigns for our Joe's® brand have been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, space on the tops of taxi cabs in New York City and print ads in magazines. We generally locate short term billboard advertising space in various locations in and around New York City and Los Angeles. During fiscal 2012, we also placed ad campaigns in print magazines, such as InStyle, Elle, Vogue, Teen Vogue, Harper's, GQ, and Vanity Fair, to support and promote the Joe's® brand and products. In addition, we utilize a public relations firm to strategically place our products in magazines, editorials and with stylists. We also have an internal visual merchandiser who works with our retail stores and other customers to create the Joe's® presentation of products to enhance sales. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our Joe's® merchandise on a year-round basis.

Customers

        Our Joe's® products are sold to consumers through high-end department stores and boutiques located throughout the world and through our own retail stores.

        We currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and approximately 1,000 specialty retailers, which include American Rag, Anthropologie, Piperlime, Revolve Clothing, Scoop NYC and Shop Bop in the United States. We sell internationally to distributors and our products can be found in major retailers in countries such as France, Japan, Italy, Germany, Russia, Spain, Sweden and Turkey. In addition, we also sell prior season or excess merchandise to off-price retailers. We sell our else™ products primarily to Macy's, who then sells the product through its department stores and its Macy's.com website.

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

        For fiscal 2012, our ten largest customers and customer groups accounted for approximately 61 percent of our net sales. We believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our two largest customers are Nordstrom Inc. and Macy's Inc. and are the only two customers that each represented over 10 percent of our net sales in fiscal 2012.

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

        We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2012, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

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

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2012, we had backlog of $27,900,000 compared to $28,650,000 as of November 30, 2011. The amount of outstanding customer purchase orders at a particular time is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Employees

        As of February 21, 2013, we had 384 total employees, which included 225 full-time, 150 part- time and nine temporary employees. We consider our relationships with our employees to be good.

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

	2012	2011
United States	20.8%	20.7%
Mexico	51.5%	58.5%
Europe	1.3%	2.5%
Asia	26.4%	15.8%
Morocco	—	2.4%

	100%	100%

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

Executive Officers

        The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Marc B. Crossman	41	Chief Executive Officer, (Principal Executive Officer), President, and Director
Hamish Sandhu	50	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Joe Dahan	45	Creative Director and Director

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

        Joe Dahan has served as our Creative Director and a member of our Board of Directors since October 2007 and the president and head designer for our Joe's subsidiary since its formation in February 2001.

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

Our success will depend on increasing our sales and opening and operating our retail stores.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success. During fiscal 2012, we recognized growth for our Joe's® brand through increases in our men's domestic and retail sales. We sell our Joe's® products internationally through individual distribution agreements in various countries or through licensed stores. In addition, for countries such as Japan, France and elsewhere in Western Europe, we have specific distribution agreements to distribute products in these markets with certain minimum purchase requirements. We believe that by working directly with our distributors abroad, we can exercise more control and guidance over sales.

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

        The general economy in the United States and abroad continues to be in the midst of uncertainty. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, and disposable income decline. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

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

We face risks associated with constantly changing fashion trends, including consumer's response to our products. If we are unable to adapt to changing fashion trends, our business and financial condition could be adversely effected.

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

        Our 10 largest customers and customer groups accounted for approximately 61 percent of our net sales during fiscal 2012. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

Our business could be negatively impacted by the financial health of our retail customers.

        We sell our products primarily to retail and distribution companies around the world based on pre-qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer, in addition to the customer's decision to decrease the level of its orders, to cancel orders previously placed in advance of shipment dates or to cease carrying our products. We may also assume more credit risk relating to that customer's receivables. We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers.

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

We are subject to cybersecurity risks and may incur an increase in costs in an effort to minimize those risks.

        We utilize systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including credit card information and personal identification information. A security breach may expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements, which may have an adverse effect on our brand equity, reputation or our business.

        We license our trademarks to third parties for manufacturing, marketing and distribution of children's products and shoes. We believe that licensing the Joe's® brand for certain product categories will broaden and enhance the products available under the brand name. While our agreements with our licensees cover product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our standards. These activities could harm our brand equity, our reputation and our business.

In order to effectively manage growth, we are dependent on our financing arrangements and our cash flow from operations.

        Our primary sources of liquidity are: (i) cash from sales of our Joe's® products; and (ii) cash from sales of our accounts receivables and advances against inventory. We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, Inc., a unit of CIT Group, or CIT. During fiscal 2012, our primary methods to obtain the cash necessary for operating needs were through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements and obtaining advances under our inventory security agreements with CIT. CIT has from time to time experienced economic uncertainty regarding its continued ability to operate, including filing a petition for bankruptcy in 2009. However, during this time period, CIT continued to fund us with no change to our arrangements with them. We cannot give you any assurance that should CIT experience uncertainty or insufficient cash flows again that they will continue to be able to fund us in the future.

        As of November 30, 2012, our cash balance was $13,426,000 and our cash availability with CIT was approximately $26,000 under our agreements. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral to secure its advances. We do not have any provisions in the agreements that protect us in the event of a default by CIT. If CIT elects to terminate the agreements, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables. Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2013, we may experience losses and negative cash flows. We cannot give you any assurance that we will in fact continue to operate profitably in the future. We believe in the event our agreements with CIT are terminated, we will be able to find alternative sources for obtaining the cash for our operating needs, including, entering into factoring or inventory security agreements with another lender.

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

        As of February 21, 2013, our executive officers and directors, in the aggregate, beneficially owned approximately 25 percent of our common stock, including options exercisable and restricted common stock units vesting within 60 days. In particular, Joe Dahan, an executive officer and member of our Board of Directors, beneficially owned approximately 17 percent of our total shares outstanding and is our largest stockholder. As a result, such persons are in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

        Our chief executive officer, Marc Crossman, has substantial experience and expertise in our business and has made significant contributions to our growth and success. The unexpected loss of his services could adversely affect us. We are protected to a limited extent by a key man term life insurance policy that we maintain on our behalf for Mr. Crossman; however, there can be no assurance that his departure would trigger protection under this policy. In May 2008, we entered into a written employment agreement with Mr. Crossman whereby he is employed by us as our President and Chief Executive Officer. The agreement has an employment term of two years with automatic renewal for additional two year periods if neither party elects not to renew the agreement upon 180 days advanced notice. If Mr. Crossman should leave us, his absence would likely have a substantial impact on our ability to operate on a daily basis because we would be forced to find and hire similarly experienced personnel to fill one or more of his positions and daily operations may suffer temporarily as a result of this immediate void.

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

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $0.61 to $1.56. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

We recently regained compliance with the Nasdaq Capital Market's continued listing requirements, but have received notification letters in the past that we no longer meet Nasdaq's requirements for continued listing. If we are not in compliance with the Nasdaq Capital Market's continued listing requirements, we may be delisted, which may decrease our stock price and make it harder for our stockholders to trade our stock and would have a material adverse effect on our liquidity and harm our business.

        In June 2011 and December 2012, we received notification letters from Nasdaq notifying us that we no longer met Nasdaq's requirements for continued listing under Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule, because the minimum bid price of our common stock did not equal or exceed $1.00 at least once over a period of 30 consecutive trading days prior to the date of the notification letter. According to Nasdaq Listing Rule 5810(c)(3)(A), we were afforded 180 calendar days, with one additional 180 calendar day extension period, to regain compliance with the Bid Price Rule. In both instances, we were able to maintain a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days during the grace period and Nasdaq sent us letters indicating that we satisfied the Bid Price Rule and the matters were closed. However, if we were not able to regain compliance in the applicable time period, Nasdaq would have provide written notification to us that our common stock would be subject to delisting from the Nasdaq Capital Market.

        While we believe we will be able to comply with the Nasdaq requirements in the future, no assurances can be made that we will in fact be able to comply and that our common stock will remain listed on Nasdaq. If we are not able to comply with the Nasdaq requirements, our common stock will be delisted from Nasdaq and our common stock would likely be quoted on the OTC Bulletin Board or on the OTC Pink Sheets. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock. Also, a delisting of our common stock would adversely affect our ability to obtain financing for the continuation of our operations and harm our business.

The seasonal nature of our business makes management more difficult, severely reduces cash flow and liquidity during parts of the year and could force us to curtail our operations.

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Historically, our greatest volume of shipments and sales occur from late spring through the early fall, which coincides with our third and fourth fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future. For fiscal 2012, we funded inventory purchases through cash from operations and cash availability under our financing agreements with CIT.

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

        We operate 30 retail store locations under non-cancelable operating lease agreements expiring on various dates through 2023 or five or ten years from the opening date of the store. These facilities are all located in the United States. As of November 30, 2012, we had 28 stores open and operating and signed leases to open three additional stores. Our retail square footage as of November 30, 2012 was approximately 58,365 square feet in the aggregate. Our retail stores range in size from 1,359 to 3,025 square feet.

        We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations. We are in discussion with our landlord to renew our lease for our principal place of business under similar terms.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is currently traded under the symbol "JOEZ" on The Nasdaq Capital Market maintained by The Nasdaq Stock Market, LLC, or Nasdaq. The following chart sets forth the high and low interday quotations for our common stock on the Nasdaq market for the periods indicated. This information reflects inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. No representation is made by us that the following quotations necessarily reflect an established public trading market in our common stock:

	High	Low
Fiscal 2012
First Quarter	$0.86	$0.51
Second Quarter	$1.45	$0.81
Third Quarter	$1.26	$0.89
Fourth Quarter	$1.26	$0.87
Fiscal 2011
First Quarter	$1.67	$1.07
Second Quarter	$1.14	$0.83
Third Quarter	$0.95	$0.62
Fourth Quarter	$0.70	$0.51

        As of November 30, 2012, there were approximately 845 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider certain factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

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

	Year ended
	(in thousands, except per share data)
	11/30/12	11/30/11	11/30/10	11/30/09		11/30/08
Net sales	$118,642	$95,420	$98,176	$80,116		$69,174
Cost of goods sold	62,472	52,056	51,963	40,331		36,543

Gross profit	56,170	43,364	46,213	39,785		32,631
Operating expenses
Selling, general and administrative	43,997	41,617	39,349	30,726		26,161
Depreciation and amortization	1,456	1,168	843	536		350
Retail stores impairment	—	1,144	—	—		—

	45,453	43,929	40,192	31,262		26,511

Operating income (loss)	10,717	(565)	6,021	8,523		6,120
Interest expense	376	484	464	388		633

Income (loss) before taxes	10,341	(1,049)	5,557	8,135		5,487
Income tax provision (benefit)	4,776	316	2,956	(16,385	)(1)	585

Net income (loss)	$5,565	$(1,365)	$2,601	$24,520		$4,902

Earnings (loss) per common share—basic	$0.08	$(0.02)	$0.04	$0.41		$0.08

Earnings (loss) per common share—diluted	$0.08	$(0.02)	$0.04	$0.40		$0.08

Weighted average shares outstanding
Basic	65,496	64,001	62,362	60,053		59,420
Diluted	66,849	64,001	64,505	61,121		59,671
Balance sheet data:
Total assets	$86,024	$80,162	$81,469	$79,624		$57,669
Stockholders' equity	71,739	64,757	64,873	61,506		36,085

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2012, 2011 and 2010, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties, as discussed under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

        Beginning in 2009, we began to re-examine our collection pieces and re-launched several categories with their own unique branding along with the Joe's® logo or name. In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe's, which was followed by items in other distinct product categories and branded as such. In the Fall of 2011, we returned to branding our products cohesively under the name Joe's®. In the first quarter of fiscal 2012, we launched a new brand, else™, sold primarily at Macy's. We commenced shipping this brand in February 2012. The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price. We have created a unique product that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets. During fiscal 2012, we recognized growth through increases in our retail sales, our men's domestic sales and the addition of our private label product offerings.

        For 2013, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases from our international and men's sales, sales from our else™ brand, performance of our licensee's under their respective agreements for children's products and shoes and enhancement of products available to our customer's branded with our Joe's® name and logos. When we commenced fiscal 2012, we operated 22 retail stores, five of which were full price stores and 17 of which were outlet stores. During fiscal 2012, we added six retail stores, four of which were full price retail stores and two of which were outlet stores. In fiscal 2013, we added two full price retail stores and have one signed lease for a full price retail store that we expect to open before the end of our first quarter of fiscal 2013. We continue to look for additional leases for further expansion. We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins. In addition, we selectively license the Joe's® brand for other product categories. By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth. We have also developed other product lines at lower price points to enhance our business.

        Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters, and accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points in fiscal 2011 and 2012, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

        We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our products.

Comparison of Fiscal Year Ended November 30, 2012 to Fiscal Year Ended November 30, 2011

	Year ended
	(in thousands)
	11/30/12	11/30/11	$ Change	% Change
Net sales	$118,642	$95,420	$23,222	24%
Cost of goods sold	62,472	52,056	10,416	20%

Gross profit	56,170	43,364	12,806	30%
Gross margin	47%	45%	2%	4%
Selling, general and administrative	43,997	41,617	2,380	6%
Depreciation and amortization	1,456	1,168	288	25%
Retail stores impairment	—	1,144	(1,144)	N/A

Income (loss) from operations	10,717	(565)	11,282	1,997%
Interest expense	376	484	(108)	(22)%

Income (loss) income before taxes	10,341	(1,049)	11,390	(1,086)%
Income tax provision	4,776	316	4,460	1,411%

Net income (loss)	$5,565	$(1,365)	$6,930	508%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	(in thousands)
	11/30/12	11/30/11	$ Change	% Change
Net sales
Wholesale	$95,310	$76,901	$18,409	24%
Retail	23,332	18,519	4,813	26%

	$118,642	$95,420	$23,222	24%

Gross Profit:
Wholesale	$39,895	$31,097	$8,798	28%
Retail	16,275	12,267	4,008	33%

	$56,170	$43,364	$12,806	30%

Operating income (loss):
Wholesale	$25,762	$18,000	$7,762	43%
Retail	1,489	(728)	2,217	305%
Corporate and other	(16,534)	(17,837)	1,303	7%

	$10,717	$(565)	$11,282	1,997%

Fiscal Year 2012 Overview

Net Sales

        Our net sales increased to $118,642,000 in fiscal 2012 from $95,420,000 in fiscal 2011, a 24 percent increase.

        More specifically, our wholesale net sales increased to $95,310,000 for fiscal 2012 from $76,901,000 for fiscal 2011, a 24 percent increase. This increase in our wholesale sales is primarily attributed to a $5,673,000, or a 36 percent, increase in men's Joe's® domestic sales, a $4,832,000, or nine percent, increase in women's Joe's® domestic sales and the addition of $7,506,000 in sales from our else™ brand sold primarily to Macy's that we commenced shipping in February 2012.

        Our retail net sales increased to $23,332,000 for fiscal 2012 from $18,519,000 for fiscal 2011, a 26 percent increase. The primary reason for this increase was the opening of six additional retail stores since the end of fiscal 2011 that contributed to the overall sales increase for this segment, as well as an increase in same store sales, which are stores opened at least 12 months, including our e-shop, of 10 percent.

Gross Profit

        Our gross profit increased to $56,170,000 for fiscal 2012 from $43,364,000 for fiscal 2011, a 30 percent increase. Our overall gross margin increased to 47 percent for fiscal 2012 from 45 percent for fiscal 2011.

        Our wholesale gross profit increased to $39,895,000 for fiscal 2012 from $31,097,000 for fiscal 2011, a 28 percent increase. Our wholesale gross profit improved for fiscal 2012 compared to fiscal 2011 due to increased sales from the men's and women's wholesale business and the addition of sales from else™. Our gross profit in the third quarter of fiscal 2011was negatively impacted by a $1,620,000 reduction in the carrying value of leggings and collection inventory to market, which also impacted our gross margins for the same period. As a result, our wholesale gross margin for fiscal 2012 was 42 percent, or two percentage points higher, compared to 40 percent for the prior year comparable period.

        Our retail gross profit increased to $16,275,000 for fiscal 2012 from $12,267,000 for fiscal 2011, a 33 percent increase. We increased the number of store locations in fiscal 2012 compared to fiscal 2011. In fiscal 2012, we operated 19 outlet stores and nine full price retail stores compared to 17 outlet stores and five full price retail stores in fiscal 2011. Our retail gross margin percentage increased to 70 percent in fiscal 2012 from 66 percent in fiscal 2011 primarily due to the addition of, and increase in, sales at our full price retail stores which carry higher margins.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

        Selling, general and administrative, or SG&A, expenses increased to $45,453,000 for fiscal 2012 from $43,929,000 for fiscal 2011, a three percent increase. Our SG&A includes expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization and retail store impairment.

        Our wholesale SG&A expense increased to $14,133,000 for fiscal 2012 from $13,097,000 for fiscal 2011, an eight percent increase. Our wholesale SG&A expense was higher in fiscal 2012 mostly due to higher sample expenses due to expanding the product offerings in our Joe's® line, the addition of else™ and higher commission expenses as a result of our increased sales.

        Our retail SG&A expense increased to $14,786,000 for fiscal 2012 from $12,995,000 for fiscal 2011, a 14 percent increase. Our retail SG&A expense increased due to the addition of costs associated with opening and operating six new retail stores since the end of fiscal 2011, which included additional store payroll, store rents and depreciation expense. Also impacting our SG&A expense in fiscal 2011 was an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the net carrying value of the property and equipment at these stores.

        Our corporate and other SG&A expense decreased to $16,534,000 for fiscal 2012 from $17,837,000 for fiscal 2011, a seven percent decrease. Our corporate and other SG&A expense includes general overhead associated with running our operations. Our SG&A expense decreased primarily due to a decrease in print and other advertising commitments and professional fees in fiscal 2012 compared to fiscal 2011.

Operating (Loss) Income

        We had an operating income of $10,717,000 for fiscal 2012 compared to operating loss of $565,000 for fiscal 2011. We experienced operating income compared to operating loss mostly due to an increase in net sales and corresponding increase in gross profit. In fiscal 2011, we recorded two charges that did not reoccur in fiscal 2012, an inventory write down of $1,620,000 to the lower of cost or market for leggings and collection inventory and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores, which contributed to our operating loss in fiscal 2011.

        We had wholesale operating income of $25,762,000 for fiscal 2012 compared to $18,000,000 for fiscal 2011, a 43 percent increase. Our retail operating income was $1,489,000 for fiscal 2012 compared to a loss of $728,000 for fiscal 2011. Our corporate and other operating expense decreased by $1,303,000 due to a decrease in our advertising expenses and professional fees during fiscal 2012 compared to fiscal 2011.

Interest Expense

        Our interest expense decreased to $376,000 for fiscal 2012 from $484,000 for fiscal 2011, a 22 percent decrease. Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs. We maintained lower average loan balances under our factoring facility during fiscal 2012 than fiscal 2011, resulting in our decrease in interest expense.

Income Taxes

        Our effective tax rate was 46 percent for fiscal 2012 compared to negative 30 percent for fiscal 2011. For fiscal 2011, we had losses associated with our operations that would ordinarily result in a tax benefit. Due to unfavorable permanent book/tax difference associated with the costs of acquiring the trademark (in connection with the merger in 2007), we had income for tax purposes which resulted in a tax expense which caused the negative effective tax rate. For fiscal 2012, our effective tax rate has normalized as we no longer had losses associated with our operations.

Net (Loss) Income

        Our net income was $5,565,000 in fiscal 2012 compared to a net loss of $1,365,000 for fiscal 2011. The shift to net income from a net loss was primarily due to the write down of $1,620,000 to market value for certain finished goods inventory and an impairment charge of $1,144,000 related to the property and equipment at two of our full price retail stores we recorded in the third quarter of fiscal 2011. In addition, our net income was positively impacted by increases in net sales and gross profit as a result of increases in our wholesale men's net sales, retail net sales and the addition of sales from our else™ brand.

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

Liquidity and Capital Resources

        Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the year ended November 30, 2012, we generated $5,782,000 of cash flow from operations and used $2,779,000 in investing activities for purchases of property and equipment mostly in connection with the opening and operation of our new and existing retail stores. We used $2,267,000 in financing activities. This was comprised of $1,863,000 in repayments in factored borrowings, payments of $424,000 for taxes on restricted stock units and proceeds of $20,000 from stock option exercises. Our cash balance increased to $13,426,000 as of November 30, 2012.

        Historically, we have been dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. Our primary methods to obtain the cash necessary for operating needs are through the sales of Joe's® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances. The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory. CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory. CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers. As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity's obligations. As of November 30, 2012, our cash balance was $13,426,000 and our cash availability with CIT was approximately $26,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

        In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights. The accounts receivable agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to June 30, 2013, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days. The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement. We expect that the accounts receivable agreement and inventory agreement will renew under the same terms on July 1, 2013.

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

        As of November 30, 2012, we had a net loan balance of $14,166,000 for factored receivables, a loan balance of $5,782,000 for inventory advances and no letters of credit outstanding.

        For fiscal 2013, our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures for potential additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

        Based on our cash on hand, cash flow from operations and the expected cash availability under our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2013. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2012:

	Payments due by period (in thousands)
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$48,799	$6,310	$6,049	$6,085	$6,061	$5,998	$18,296
Purchase obligations	4,540	4,540	—	—	—	—	—
	—	—	—	—	—	—	—

	$53,339	$10,850	$6,049	$6,085	$6,061	$5,998	$18,296

        Until February 18, 2013, we had a contractual obligation to pay a contingent payment to Mr. Dahan in the event the gross profit of our Joe's® brand sales exceed $11,251,000 in a fiscal year. See "Management's Discussion of Critical Accounting Policies—Additional Merger Consideration (Contingent Consideration)" for a further discussion of this contingent obligation.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2012, we have recognized all of the advanced payments under our licensing agreements as income.

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2012 and November 30, 2011 was $557,000 and $678,000, respectively, for non-factored accounts receivables.

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

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. In the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

        Our annual impairment testing date is September 30 of each year. For fiscal 2012, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments described above. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 with payments being made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, the total aggregate amount Mr. Dahan will receive is $9,168,000. We will take a one-time charge as an expense for the full amount in the quarterly period ending February 28, 2013. In addition, Mr. Dahan agreed to a restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 in addition to the restrictive covenant in the original merger agreement.

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

        In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable to us as a Smaller Reporting Company.

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

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2012.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

  Change in Date of 2013 Annual Meeting of Stockholders

        As previously reported, our 2013 Annual Meeting of Stockholders, or 2013 Annual Meeting, has been scheduled for April 8, 2013 in Los Angeles, California. Because the expected date of our 2013 Annual Meeting represents a change of more than 30 days from the anniversary of our 2012 Annual Meeting of Stockholders held on November 14, 2012, we have set a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2013 Annual Meeting. In order to be considered timely, such proposals must be received by us at our principal executive offices at 2340 South Eastern Avenue, Commerce, CA 90040 no later than March 8, 2013. This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act. All proposals should be directed to the attention of the Corporate Secretary at our principal executive offices at 2340 South Eastern Avenue, Commerce, CA 90040.

PART III

        Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act, no later than March 30, 2013, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Audit Committee

        The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, is currently comprised of Messrs. O'Riordan, Furrow and Savage Mr. O'Riordan serves as Chairman of the Audit Committee. Currently, all Audit Committee members are "independent" under NASDAQ listing standards and as such term is defined in the rules and regulations of the SEC, and has also been designated to be an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC. A copy of the Audit Committee charter can be found on our website www.joesjeans.com under our Investor Relations heading.

ITEM 11.    EXECUTIVE COMPENSATION.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by Item 13 as to certain relationships and related transactions is incorporated by reference from our Definitive Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by Item 14 as to principal accountant fees and services is incorporated by reference from our Definitive Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   List of documents filed as a part of this Annual Report:

    1 and 2. Financial Statements and Financial Statement Schedules

        (a) 3.  Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007
3.2	Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993
10.1	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007
10.2	Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007
10.3	Factoring Agreement dated June 1, 2001 between Joe's Jeans, Inc. and CIT Commercial Services	Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003
10.4	Inventory Security Agreement dated August 20, 2002 between Joe's Jeans Inc. and CIT Commercial Services	Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended August 30, 2003 filed on October 14, 2003

Exhibit Number	Description	Document if Incorporated by Reference
10.5	Amendment to Factoring Agreement originally dated June 1, 2001 between Joe's Jeans Inc. and CIT Commercial Services dated effective April 23, 2003	Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended May 31, 2003 filed on July 15, 2003
10.7	2000 Director Option Plan	Attachment E to Definitive Proxy Statement on Schedule 14A filed on September 19, 2000
10.8	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009
10.12	Offer Letter by and between Innovo Group Inc. and Hamish Sandhu	Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2007
10.13
	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc. (formerly Joe's Jeans Inc.), Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2007
10.14	Amendment to Guaranty Agreement by and between Joe's Jeans Inc. (formerly Innovo Group Inc.) and The CIT Group/Commercial Services, Inc. dated October 24, 2007	Exhibit 10.2 to the Current Report on Form 8-K filed on October 30, 2007
10.16	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007
10.17	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007
10.18	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007
10.19	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008
10.20	Letter Agreement with Pixior LLC	Exhibit 10.20 to the Annual Report on Form 10-K for the year ended November 30, 2008 filed on April 29, 2009
10.21	Global Customer Surcharge Letter Agreement with The CIT Group/Commercial Services, Inc. dated March 11, 2009	Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2009
10.22	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009
10.23	Agreement with Dependable Distribution Centers dated January 8, 2010	Exhibit 10.23 to the Annual Report on Form 10-K for the year ended November 30, 2009 filed on February 3, 2010

Exhibit Number	Description	Document if Incorporated by Reference
10.25	Form of Stock Option Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended February 28, 2010 filed on April 8, 2010
10.26	Amendment to Factoring Agreement by and among Joe's Jeans Subsidiary Inc., Joe's Jeans Inc. and The CIT Group/Commercial Services, Inc. dated May 5, 2010	Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2010
10.27	Gross Lease Agreement by and between Mass Transit Properties LLC and Joe's Jeans Inc.	Exhibit 10.27 to the Annual Report on Form 10-K for the year ended November 30, 2010 filed on February 10, 2011
10.28	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011
10.29	Form of Restricted Stock Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2012
10.30	Form of Restricted Stock Unit Agreement	Exhibit 10.30 to the Annual Report on Form 10-K for the year ended November 30, 2011 filed on February 28, 2012
10.31	Agreement by and among Joe's Jeans Inc., Joe's Jeans Subsidiary, Inc. and Joseph M. Dahan	Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2013
14	Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page)	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number		Description	Document if Incorporated by Reference
101.1	*	The following materials from Joe's Jeans Inc.'s Annual Report on Form 10-K for the year ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at November 30, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended November 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders' Equity for the years ended November 30, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements	Filed herewith

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

Joe's Jeans Inc. and Subsidiaries

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Joe's Jeans Inc. and subsidiaries, (the "Company"), as of November 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
February 21, 2013

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2012	November 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$13,426	$12,690
Accounts receivable, net	812	1,542
Inventories, net	31,318	23,262
Due from related parties	—	612
Deferred income taxes, net	3,051	2,644
Prepaid expenses and other current assets	641	769

Total current assets	49,248	41,519
Property and equipment, net	6,683	5,464
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	665	4,663
Other assets	1,592	680

Total assets	$86,024	$80,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,893	$10,499
Due to factor	1,402	3,265
Due to related parties	195	357

Total current liabilities	12,490	14,121
Deferred rent	1,795	1,284

Total liabilities	14,285	15,405
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 67,294 shares issued and 66,965 outstanding (2012) and 65,477 shares issued and 65,148 outstanding (2011)	6,732	6,550
Additional paid-in capital	106,747	105,512
Accumulated deficit	(38,649)	(44,214)
Treasury stock, 329 shares	(3,091)	(3,091)

Total stockholders' equity	71,739	64,757

Total liabilities and stockholders' equity	$86,024	$80,162

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended
	November 30, 2012	November 30, 2011	November 30, 2010
Net sales	$118,642	$95,420	$98,176
Cost of goods sold	62,472	52,056	51,963

Gross profit	56,170	43,364	46,213

Operating expenses
Selling, general and administrative	43,997	41,617	39,349
Depreciation and amortization	1,456	1,168	843
Retail stores impairment	—	1,144	—

	45,453	43,929	40,192

Operating income (loss)	10,717	(565)	6,021
Interest expense	376	484	464

Income (loss) before taxes	10,341	(1,049)	5,557
Income tax provision	4,776	316	2,956

Net income (loss)	$5,565	$(1,365)	$2,601

Earnings (loss) per common share—basic	$0.08	$(0.02)	$0.04

Earnings (loss) per common share—diluted	$0.08	$(0.02)	$0.04

Weighted average shares outstanding
Basic	65,496	64,001	62,362
Diluted	66,849	64,001	64,505

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 30, 2009	61,494	$6,151	$103,605	$(45,450)	$(2,800)	$61,506
Net income	—	—	—	2,601	—	2,601
Stock-based compensation, net of withholding taxes	—	—	801	—	—	801
Stock repurchase	—	—	—	—	(257)	(257)
Exercise of warrants	566	57	596	—	—	653
Exercise of stock options	110	11	39	—	—	50
Net settled options exercised	832	83	(83)	—	—	—
Taxes on net settled options exercised	—	—	(653)	—	—	(653)
Issuance of restricted common stock	1,129	113	(113)	—	—	—
Excess tax benefit on stock-based compensation	—	—	172	—	—	172

Balance, November 30, 2010	64,131	6,415	104,364	(42,849)	(3,057)	64,873
Net loss	—	—	—	(1,365)	—	(1,365)
Stock-based compensation, net of withholding taxes	—	—	1,278	—	—	1,278
Stock repurchase	—	—	—	—	(34)	(34)
Issuance of restricted common stock	1,346	135	(135)	—	—	—
Excess tax benefit on stock-based compensation	—	—	5	—	—	5

Balance, November 30, 2011	65,477	6,550	105,512	(44,214)	(3,091)	64,757
Net income	—	—	—	5,565	—	5,565
Stock-based compensation, net of withholding taxes	—	—	1,423	—	—	1,423
Exercise of stock options	20	2	18	—	—	20
Issuance of restricted common stock	1,797	180	(180)	—	—	—
Excess tax benefit on stock-based compensation	—	—	(26)	—	—	(26)

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2012	November 30, 2011	November 30, 2010
Net income (loss)	$5,565	$(1,365)	$2,601
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,456	1,168	843
Retail stores impairment	—	1,144	—
Stock-based compensation	1,847	1,808	1,671
Excess tax benefit on stock-based compensation	(26)	5	172
Provision for non-factored customer credits and doubtful accounts	(121)	(211)	58
Decrease in deferred taxes	3,591	97	2,295
Changes in operating assets and liabilities:
Accounts receivable	851	1,043	(701)
Inventories	(8,056)	6,983	(7,358)
Prepaid expenses and other assets	(680)	(8)	(537)
Accounts payable and accrued expenses	394	126	(3,217)
Due to/from related parties	450	(550)	251
Deferred revenue	—	—	(615)
Deferred rent	511	366	388

Net cash provided by (used in) operating activities	5,782	10,606	(4,149)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,779)	(2,055)	(3,402)

Net cash used in investing activities	(2,779)	(2,055)	(3,402)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from factor borrowing, net	(1,863)	(1,707)	1,843
Exercise of stock options	20	—	50
Purchase of treasury stock	—	(34)	(257)
Payment of taxes on restricted stock units	(424)	(530)	(870)
Payment of taxes on net settled options exercised	—	—	(653)
Exercise of warrants	—	—	653

Net cash (used in) provided by financing activities	(2,267)	(2,271)	766
NET CHANGE IN CASH AND CASH EQUIVALENTS	736	6,280	(6,785)
CASH AND CASH EQUIVALENTS, at beginning of year	12,690	6,410	13,195

CASH AND CASH EQUIVALENTS, at end of year	$13,426	$12,690	$6,410

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Our principal business activity involves the design, development and worldwide marketing of apparel products. Our primary current operating subsidiary is Joe's Jeans Subsidiary Inc., or Joe's Jeans Subsidiary. In addition, we have other subsidiaries, Joe's Jeans Retail Subsidiary, Inc. and Innovo Inc. All significant inter-company transactions have been eliminated. We operate in two primary business segments: Wholesale and Retail. Our Wholesale segment is comprised of sales to retailers, specialty stores and international distributors and includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments. Our Retail segment is comprised of sales to consumers through full price retail stores, outlet stores and through the www.joesjeans.com/shop internet site. We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate 11 full price retail stores and 19 outlet stores in outlet centers around the country. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with the Joe's® brand. Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

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

        Under the terms and subject to the conditions set forth in the Merger Agreement, on October 25, 2007, we completed the merger. In connection with the merger, Joe's Subsidiary merged with and into JD Holdings, with Joe's Subsidiary as the surviving entity. In addition, we issued 14,000,000 shares of our common stock, made a cash payment of $300,000 to JD Holdings in exchange for all of its outstanding shares and incurred $269,000 of other costs related to the merger. As a result of the merger, we now own all outstanding stock of JD Holdings and all rights, title and interest in the Joe's Brand. Upon completion of the merger, on October 25, 2007, Mr. Dahan became one of our officers, directors and greater than 10 percent stockholder and the Employment Agreement and Investor Rights Agreement became effective. See "Note 8—Commitments and Contingencies" for further detail on the Employment Agreement and Investor Rights Agreement.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. There were no advanced payments under our licensing agreements during our fiscal year ended November 30, 2012 and 2011.

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

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $2,953,000, $4,025,000 and $2,368,000 for fiscal 2012, 2011 and 2010, respectively.

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

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.

        During the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores. There was no impairment recorded during fiscal 2012.

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

        Our annual impairment testing date is September 30 of each year. For fiscal 2012 and 2011, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        For fiscal 2012, 2011 and 2010 a, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2012	2011	2010
Nordstrom, Inc.	22.3%	25.5%	21.7%
Macy's Inc.	14.8%	*	11.0%

*
Less than 10%.

        Our 10 largest customers and customer groups accounted for approximately 61 percent of our net sales during fiscal 2012. In addition, our international sales were $4,986,000, $4,568,000 and $6,233,000 in fiscal 2012, 2011 and 2010, respectively.

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

Other Recently Issued Financial Accounting Standards

        In June 2011, the Financial Accounting Standards Board (FASB) issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this standard will only impact the presentation of our consolidated financial statements and will have no impact on the reported results.

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

        In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 Early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. We do not believe that adoption of this guidance will have a material impact on our financial position and results of operations.

3. ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

        Historically, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT.

        As a result of these agreements, amounts due to factor consist of the following (in thousands):

	November 30, 2012	November 30, 2011
Non-recourse receivables assigned to factor	$20,964	$14,892
Client recourse receivables	24	108

Total receivables assigned to factor	20,988	15,000
Allowance for customer credits	(2,442)	(2,498)
Net loan balance from factored accounts receivable	(14,166)	(10,857)
Net loan balance from inventory advances	(5,782)	(4,910)

Due to factor	$(1,402)	$(3,265)

Non-factored accounts receivable	$1,369	$2,220
Allowance for customer credits	(323)	(358)
Allowance for doubtful accounts	(234)	(320)

Accounts receivable, net of allowance	$812	$1,542

        Of the total amount of receivables sold by us as of November 30, 2012 and November 30, 2011, we hold the risk of payment of $24,000 and $108,000, respectively, in the event of non-payment by the customers.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR (Continued)

        As of November 30, 2012, our cash balance was $13,426,000 and our cash availability with CIT was approximately $26,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold. In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, our trademarks are not encumbered.

        In May 2010, the parties amended the accounts receivable agreement to provide for a change in the factoring fees, an extension of the agreement and additional termination rights. The accounts receivable agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to June 30, 2013, or earlier provided that the minimum factoring fees have been paid for the respective period or CIT fails to fund us for five consecutive days. The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement. We expect that the accounts receivable agreement and inventory agreement will renew under the same terms on July 1, 2013.

        From June 1 to June 30, 2010, we paid to CIT a factoring rate of 0.6 percent to factor accounts which CIT bore the credit risk, subject to discretionary surcharges, and 0.4 percent for accounts which Joe's bore the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. Beginning July 1, 2010, the factoring rate changed to 0.55 percent for accounts which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts which we bear the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate. As of November 30, 2012, the Chase prime rate was 3.25 percent.

        In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability. At November 30, 2012, we had no letters of credit outstanding.

4. Inventories, Net

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2012	November 30, 2011
Finished goods	$19,887	$13,512
Finished goods consigned to others	363	238
Work in progress	1,732	2,052
Raw materials	10,687	8,574

	32,669	24,376
Less allowance for obsolescence and slow moving items	(1,351)	(1,114)

	$31,318	$23,262

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories, Net (Continued)

        We recorded charges to our inventory reserve allowance of $0, $128,000 and $0 in fiscal 2012, 2011 and 2010, respectively.

5. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2012	November 30, 2011
Computer and equipment	3 - 7	$1,889	$1,753
Furniture and fixtures	3 - 7	3,887	2,453
Leasehold improvements, primarily retail	5 - 10	4,964	4,001

		10,740	8,207
Less accumulated depreciation		(4,057)	(2,743)

Net property and equipment		$6,683	$5,464

        Depreciation expenses aggregated $1,456,000, $1,168,000 and $843,000 for fiscal 2012, 2011 and 2010, respectively.

6. Income Taxes

        The provision (benefit) for income taxes is as follows:

	Year ended
	(in thousands)
	2012	2011	2010
Current:
Federal	$225	$24	$255
State	981	195	231

	1,206	219	486

Deferred:
Federal	3,772	260	2,158
State	(202)	(163)	312

	3,570	97	2,470

Total	$4,776	$316	$2,956

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        Net deferred tax assets result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	(in thousands)
	2012	2011
Deferred tax assets:
Current:
Allowance for customer credits and doubtful accounts	$1,165	$1,259
Inventory valuation	703	717
Net benefit of net operating loss carryforwards	325	98
Stock compensation expense	19	19
Inventory capitalization	475	390
State tax deduction	318	32
Other	46	129

Total current deferred taxes	$3,051	$2,644

Noncurrent:
Benefit of net operating loss carryforwards	$9,757	$13,599
Stock compensation expense	182	113
Deferred rent	698	509
Other	57	(38)

Total noncurrent deferred tax assets	10,694	14,183

Deferred tax liabilities:
Noncurrent:
Property and equipment basis difference	$701	$6
Long lived intangible asset	9,328	9,514

Total noncurrent deferred tax liabilities	10,029	9,520

Net noncurrent deferred tax assets	$665	$4,663

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Annually, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for fiscal 2012, 2011 and 2010, we determined that the deferred tax assets were more likely than not to be realized.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2012	2011	2010
Computed tax provision at the statutory rate	34.0%	34.0%	35.0%
State income tax	4.9%	(2.0)%	6.4%
Contingent consideration payments	6.1%	(57.0)%	11.0%
Effect of uncertain tax positions	—	(1.5)%	—
Sec 162 (m) limitation	1.3%	(3.2)%	—
Other adjustments	(0.1)%	(0.4)%	0.8%

Effective tax rate	46.2%	(30.1)%	53.2%

        We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to fiscal 2008. We are currently not subject to any examinations where we expect that the examination will have a material effect on our financial statements or results of operation upon conclusion of an examination.

        We had net operating loss carryforwards of $27,734,000 at the end of fiscal 2012 for federal tax purposes that will expire from fiscal 2018 through fiscal 2027. We also had $25,489,000 of net operating loss carryforwards available for California that will expire from fiscal 2017 through fiscal 2020.

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

        As of November 30, 2012 and 2011, we provided a liability of $80,000 and $166,000, respectively, for unrecognized tax benefits related to various federal and state income tax matters. Included in the balance sheet at November 30, 2012 is $53,000, net of tax related benefits, that impact the effective income tax rate if recognized. The following presents a rollforward of its unrecognized tax benefits (in thousands):

Balance at December 1, 2010	$101
Increase for tax positions taken during the prior period	8
Increase for tax positions taken during the current period	57

Balance at November 30, 2011	166
Payments made during the current period	(86)

Balance at November 30, 2012	$80

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in its statements of operations. For fiscal 2012 and 2011, we had approximately $8,000 and $16,000, respectively, for the payment of interest and penalties accrued at November 30, 2012 and 2011, respectively. We do not expect any unrecognized tax benefit to reverse in fiscal 2013.

7. Stockholders' Equity

Warrants

        Historically, we have issued warrants in conjunction with various private placements of our common stock, and debt to equity conversions. As of November 30, 2012, all outstanding common stock warrants have been exercised or have expired. During fiscal 2010, 605,000 warrants were exercised.

Stock Incentive Plans

        In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees. After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan. As of November 30, 2012, options to purchase up to 21,794 shares of common stock remained outstanding under the 2000 Director Plan.

        On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and in October 2011, we adopted an Amended and Restated 2004 Stock Incentive Plan, or the Restated Plan, to update it with respect to certain provisions and changes in the tax code since its original adoption. Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock. After the adoption of the Restated Plan in October 2011, we will no longer grant awards pursuant to the 2004 Incentive Plan; however, it remains in effect for awards outstanding as of the adoption of the Restated Plan. Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares. The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000. The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years. Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation and Stock Option Committee, or Compensation Committee. The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and restricted common stock units, or RSUs, to our officers, directors and employees pursuant to our various plans. The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us. On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations. Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2012, 4,406,454 shares remained available for issuance under the Restated Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2011, there was a total of $1,847,000 of stock based compensation expense recognized during fiscal 2012.

        The following summarizes option grants, restricted common stock and RSUs issued to members of our Board of Directors for the fiscal years 2002 through fiscal 2012 (in actual amounts) for service as a member:

	November 30, 2012
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(51,496)	1.17
Forfeited	—	—	—	—

Outstanding and exercisable at November, 2012	796,794	$3.96	2.3	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—	—	—

Outstanding and exercisable at November 30, 2011	868,290	$3.73	3.4	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2009	3,226,046	$1.78
Granted	—	—
Exercised	(2,357,756)	1.08
Forfeited/expired	—	—	—	—

Outstanding and exercisable at November 30, 2010	868,290	$3.73	4.1	$97,251

Weighted average per option fair value of options granted during the year		N/A

        The total intrinsic value of options exercised during the fiscal years ended November 30, 2012, 2011 and 2010 was $7,600, $0 and $2,720,000, respectively.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        Exercise prices for options outstanding and exercisable as of November 30, 2012 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.00 - $1.02	100,000	3.3
$1.27 - $1.30	21,794	0.5
$1.58 - $1.63	225,000	1.8
$5.91	450,000	2.5

	796,794	2.3

        The following table summarizes stock option activity by plan. There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(51,496)	—	(51,496)

Outstanding and exercisable at November 30, 2012	796,794	775,000	21,794

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—

Outstanding and exercisable at November 30, 2011	868,290	775,000	93,290

Outstanding at November 30, 2009	3,226,046	3,022,500	203,546
Granted	—	—	—
Exercised	(2,357,756)	(2,247,500)	(110,256)
Forfeited / Cancelled	—	—	—

Outstanding and exercisable at November 30, 2010	868,290	775,000	93,290

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2012, and changes during the year, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	2,292,421	2,963,202	0.66	0.75
Issued	(291,155)	(1,126,519)	(1,417,674)	1.09	0.84
Cancelled	—	(533,955)	(533,955)	—	0.88
Forfeited	—	(40,188)	(40,188)	—	0.77

Outstanding at November 30, 2012	844,236	3,134,487	3,978,723	$0.86	$0.87

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	0.86	0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Issued	(204,429)	(1,085,780)	(1,290,209)	0.86	0.93
Cancelled	—	(457,790)	(457,790)	—	0.91
Forfeited	—	—	—	—	—

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98

Outstanding at November 30, 2009	691,903	4,773,979	5,465,882	$0.94	$0.84
Granted	—	131,828	131,828	—	1.77
Vested	—	—	—	—	—
Issued	(283,046)	(1,128,318)	(1,411,364)	1.06	0.77
Cancelled	—	(478,517)	(478,517)	—	0.78
Forfeited	—	(172,005)	(172,005)	—	1.01

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	$0.86	$0.90

        As of November 30, 2012, there was $2,327,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Restated Plan. In fiscal 2012, there were no options granted, 1,871,539 RSUs and 670,781 shares of restricted stock granted. In fiscal 2012, we issued 1,126,519 shares of our common stock to holders of RSUs, 291,155 shares of restricted stock and withheld, cancelled or forfeited 574,143 RSUs.

Earnings Per Share

        Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	(in thousands, except per share data)
	November 30, 2012	November 30, 2011	November 30, 2010
Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$5,565	$(1,365)	$2,601

Denominator:
Weighted average common shares outstanding	65,496	64,001	62,362
Income (loss) per common share—basic
Net income (loss)	$0.08	$(0.02)	$0.04

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$5,565	$(1,365)	$2,601

Denominator:
Weighted average common shares outstanding	65,496	64,001	62,362
Effect of dilutive securities:
Restricted shares, RSU's and options	1,353	—	2,143

Dilutive potential common shares	66,849	64,001	64,505

Income (loss) per common share—dilutive
Net income (loss)	$0.08	$(0.02)	$0.04

        For fiscal 2012, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 1,058,970 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive. For fiscal 2011 and 2010, currently exercisable options and warrants in the aggregate of 3,875,628 and 450,000, respectively, have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

        As of November 30, 2012, shares reserved for future issuance include (i) 796,794 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,713,605 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 4,406,454 shares of common stock available for future issuance under the Restated Plan as of November 30, 2012.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        We lease certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office/retail rental expenses under such leases for the years ended November 30, 2012, November 30, 2011 and November 30, 2010, were approximately $5,146,000, $4,217,000 and $2,755,000, respectively.

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

        We lease the office and warehouse space until December 31, 2013 and have one option to extend for an additional three year period, which we are currently in discussions regarding. We pay gross monthly rent in the amount of $42,000. The Lease Agreement contains other customary terms and conditions related to the lease and condition of the premises, including a provision for a refundable security deposit in the amount of $114,000, of which $24,000 has been refunded.

        As of November 30, 2012, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2013	$5,804
2014	6,007
2015	6,085
2016	6,061
2017	5,998
Thereafter	18,296

$48,251

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

Advertising Commitments

        From time to time, we enter into various agreements for short term billboard, taxi cab top, bus or other advertising spaces in various locations in and around New York and Los Angeles and for print advertising. However, we do not have any commitment to pay a minimum amount or any long term commitments for such advertising.

Letters of Credit

        We had a no contingent liability for letters of credit as of November 30, 2012.

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

Contingent Consideration Payments

        As part of the consideration paid in connection with the merger and without regard to continued employment, Mr. Dahan is entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017. Mr. Dahan is entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000. The payments may be paid in advance on a monthly basis based upon estimates of gross profits after the assumption has been reached that the payments are likely to be paid. At the end of each quarter, any overpayments are offset against future payments and any significant underpayments are made. No payments are made if the gross profit is less than $11,250,000. "Gross Profit" is defined as net sales of the Joe's® brand less cost of goods sold. We account for such payments as compensation expense. See "Note 14—Subsequent Events" for a further discussion on a new agreement related to the contingent consideration payments.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        The following table contains summarized financial information concerning our reportable segments:

	Year ended
	2012	2011	2010
Net sales:
Wholesale	$95,310	$76,901	$85,141
Retail	23,332	18,519	13,035

	$118,642	$95,420	$98,176

Gross profit:
Wholesale	$39,895	$31,097	$38,324
Retail	16,275	12,267	7,889

	$56,170	$43,364	$46,213

Operating income (loss):
Wholesale	$25,762	$18,000	$23,887
Retail	1,489	(728)	(42)
Corporate and other	(16,534)	(17,837)	(17,824)

	$10,717	$(565)	$6,021

Capital expenditures:
Wholesale	$1,066	$302	$17
Retail	1,652	1,656	3,275
Corporate and other	61	97	110

	$2,779	$2,055	$3,402

Total assets:
Wholesale	$48,934	$44,399	$45,594
Retail	9,039	7,594	7,980
Corporate and other	28,051	28,169	27,895

	$86,024	$80,162	$81,469

Operations by Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party and Other Transactions

        As of November 30, 2012 and November 30, 2011, our related party balance consisted of amounts due to and due from certain related parties, as further described below, as follows:

	November 30, 2012	November 30, 2011
Due from related parties
Ever Blue LLC	$—	$529
Albert Dahan	—	83

Total due from related parties	$—	$612

Due to related parties
Joe Dahan	$195	$343
Albert Dahan	—	14

Total due to related parties	$195	$357

Joe Dahan

        As part of the consideration paid in connection with the merger, Mr. Dahan is entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. See "Note 8—Commitments and Contingencies—Contingent Consideration Payments" for a further discussion on the contingent consideration and "Note 14—Subsequent Events" for a further discussion on a new agreement related to the contingent consideration payments.

        For fiscal 2012, 2011 and 2010, payments of $1,862,000, $1,757,000 and $1,785,000, respectively, were made to Mr. Dahan.

Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution. Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person. The agreement may be terminated at any time for any reason or no reason with or without notice. For fiscal 2012, 2011 and 2010, payments of $573,000, $580,000 and $719,000, respectively, were made to Mr. Albert Dahan under this arrangement.

        Effective as of June 1, 2009, we entered into a license agreement for the license of the children's product line with Kids Jeans LLC, or Kids LLC, an entity in which Mr. Albert Dahan holds an interest and has voting control. Under the terms of the license, Kids LLC had an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Kids LLC paid us a royalty payment of 20 percent on the first $5,000,000 in net sales, or $1,000,000. In April 2011, we terminated the license agreement and in June 2011, we entered into a settlement agreement with Kids LLC. Pursuant to the terms of the settlement agreement, Kids LLC agreed to pay to us approximately $450,000 in exchange for Kids LLC's right to continue to sell children's apparel products until September 30, 2011 or December 31, 2011, depending on the product to be sold and customer to whom it will be sold. In exchange, the parties entered into mutual releases with respect to all claims related to the subject matter. In October 2011, we entered into a new agreement, or New Agreement,

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party and Other Transactions (Continued)

similar to the previous one, with Ever Blue LLC, or Ever Blue, an entity which Albert Dahan is the sole member, for the continued sale of children's products. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. For fiscal 2012, we recognized $296,000 in royalty income under the New Agreement. In connection with the New Agreement, we provided initial funding to Ever Blue for inventory purchases. There was no amount outstanding at November 30, 2012.

11. Supplemental Cash Flow Information

	Year ended
	(in thousands)
	2012	2011	2010
Significant Non-cash transactions
Write off of fully depreciated fixed assets	$89	$671	$189
Sale of fixed assets at net carrying value	$104	—	—
Additional cash flow information
Cash paid during the year for interest	$383	$506	$513
Cash paid during the year for income taxes	$862	$218	$2,716

12. Employee Benefit Plans

        On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Plan. All employees who have worked for us for 30 consecutive days may participate in the Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the plan. We may make company matched contributions on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the Plan charged to operations were $26,000, $16,000 and $6,000 for fiscal 2012, 2011 and 2010, respectively. In addition, we match our employees' contributions under the Plan in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2012, 2011 and 2010, we contributed $132,000, $117,000 and $107,000, respectively, to employees under the match portion of the Plan.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2012 and November 30, 2011:

	Quarter ended
	(in thousands, except per share data)
2012	February 28	May 31	August 31	November 30
Net sales	$25,962	$28,640	$30,304	$33,736
Gross profit	13,084	13,560	13,818	15,708
Income before taxes	1,688	2,969	2,614	3,070
Income tax expense	894	1,551	1,224	1,107

Net income	$794	$1,418	$1,390	$1,963

Net income per share:
Earnings per common share—basic	$0.01	$0.02	$0.02	$0.03

Earnings per common share—diluted	$0.01	$0.02	$0.02	$0.03

	Quarter ended
	(in thousands, except per share data)
2011	February 28	May 31	August 31	November 30
Net sales	$21,180	$24,701	$24,151	$25,388
Gross profit	10,385	11,521	9,744	11,714
Income (loss) before taxes	398	1,556	(2,753)	(250)
Income tax expense (benefit)	208	805	(715)	18

Net (loss) income	$190	$751	$(2,038)	$(268)

Net (loss) income per share:
Earnings (loss) per common share—basic	$0.00	$0.01	$(0.03)	$(0.00)

Earnings (loss) per common share—diluted	$0.00	$0.01	$(0.03)	$(0.00)

14. Subsequent Events

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments made to Mr. Dahan as an earn out under the original merger agreement. This new agreement fixed the overall amount to be paid by us for the remaining months in year six through year 10 under the original merger agreement with such payments to be made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments. We will take a one-time charge as an expense for the full fixed amount in the quarterly period ending February 28, 2013. In addition, Mr. Dahan agreed to a restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 in addition to the restrictive covenant in the original merger agreement.

ITEM 16.2
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

	(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
Allowance for doubtful accounts:
Year ended November 30, 2012	$320	211	(256)	(41)	$234
Year ended November 30, 2011	$449	37	—	(166)	$320
Year ended November 30, 2010	$501	28	—	(80)	$449
Allowance for customer credits:
Year ended November 30, 2012	$2,856	12,229	—	(12,320)	$2,765
Year ended November 30, 2011	$3,407	12,156	—	(12,707)	$2,856
Year ended November 30, 2010	$2,936	12,838	—	(12,367)	$3,407
Allowances for inventories:
Year ended November 30, 2012	$1,114	237	—	—	$1,351
Year ended November 30, 2011	$1,067	175	—	(128)	$1,114
Year ended November 30, 2010	$1,183	(116)	—	0	$1,067

(1)
The European accounts receivable were sold on April 30, 2012. This amount represents the reserve against those receivables.

(2)
Deductions represent the actual amount of write-off of an asset against a reserve previously recorded. In the case of inventories, a deduction could represent the write-off upon disposition or a markdown of carrying value.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2013	JOE'S JEANS INC.
	By:	/s/ MARC B. CROSSMAN Marc B. Crossman Chief Executive Officer (Principal Executive Officer) and President
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Capacity	Date

/s/ MARC B. CROSSMAN Marc B. Crossman	Chief Executive Officer (Principal Executive Officer), President and Director	February 21, 2013
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2013
/s/ SAMUEL J. FURROW Samuel J. Furrow	Chairman of the Board of Directors	February 21, 2013
/s/ JOANNE CALABRESE Joanne Calabrese	Director	February 21, 2013
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	February 21, 2013

Signature	Capacity	Date

/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 21, 2013
/s/ SUHAIL R. RIZVI Suhail R. Rizvi	Director	February 21, 2013
/s/ THOMAS O'RIORDAN Thomas O'Riordan	Director	February 21, 2013
/s/ KENT SAVAGE Kent Savage	Director	February 21, 2013