Form 10-Q
period 2013-02-28
JOE'S JEANS INC.
filed 2013-04-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

The number of shares of the registrant’s common stock outstanding as of April 15, 2013 was 67,988,308.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                                                         Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28, 2013	November 30, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,057	$13,426
Accounts receivable, net	2,482	812
Inventories, net	30,511	31,318
Deferred income taxes, net	3,051	3,051
Prepaid expenses and other current assets	1,007	641
Total current assets	51,108	49,248

Property and equipment, net	6,627	6,683
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	665	665
Other assets	1,446	1,592

Total assets	$87,682	$86,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,612	$10,893
Contingent consideration buy-out payable-short term	3,023	—
Due to factor	1,908	1,402
Due to related parties	—	195
Total current liabilities	14,543	12,490

Contingent consideration buy-out payable-long term	5,638	—
Deferred rent	1,942	1,795
Total liabilities	22,123	14,285

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 68,295 shares issued and 67,966 outstanding (2013) and 67,294 shares issued and 66,965 outstanding (2012)	6,832	6,732
Additional paid-in capital	106,855	106,747
Accumulated deficit	(45,037)	(38,649)
Treasury stock, 329 shares	(3,091)	(3,091)
Total stockholders’ equity	65,559	71,739

Total liabilities and stockholders’ equity	$87,682	$86,024

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Three months ended
	February 28, 2013	February 29, 2012
	(unaudited)
Net sales	$29,430	$25,962
Cost of goods sold	15,115	12,878
Gross profit	14,315	13,084

Operating expenses
Selling, general and administrative	11,487	11,009
Depreciation and amortization	492	276
Contingent consideration buy-out expense	8,732	—
	20,711	11,285
Operating (loss) income	(6,396)	1,799
Interest expense	70	111
(Loss) income before provision for taxes	(6,466)	1,688
Income tax (benefit) expense	(78)	894
Net (loss) income and comprehensive (loss) income	$(6,388)	$794

(Loss) earnings per common share - basic	$(0.10)	$0.01

(Loss) earnings per common share - diluted	$(0.10)	$0.01

Weighted average shares outstanding
Basic	66,646	65,043
Diluted	66,646	65,338

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 28, 2013	February 29, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$878	$(903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(436)	(233)
Net cash used in investing activities	(436)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from factor, net	506	882
Payment of contingent consideration buy-out	(76)	—
Payment of taxes on restricted stock units	(241)	(120)
Net cash provided by financing activities	189	762

NET CHANGE IN CASH AND CASH EQUIVALENTS	631	(374)

CASH AND CASH EQUIVALENTS, at beginning of period	13,426	12,690

CASH AND CASH EQUIVALENTS, at end of period	$14,057	$12,316

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income (unaudited)	—	—	—	794	—	794
Stock-based compensation, net of withholding taxes (unaudited)	—	—	272	—	—	272
Issuance of restricted stock (unaudited)	1,050	105	(105)	—	—	—
Balance, February 29, 2012 (unaudited)	66,527	$6,655	$105,679	$(43,420)	$(3,091)	$65,823

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739
Net loss and comprehensive loss	—	—	—	(6,388)	—	(6,388)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	208	—	—	208
Issuance of restricted stock (unaudited)	1,001	100	(100)	—	—	—
Balance, February 28, 2013 (unaudited)	68,295	$6,832	$106,855	$(45,037)	$(3,091)	$65,559

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three months ended February 28, 2013 and February 29, 2012 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2012 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  Our primary assets include all rights, title and interest in the intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales directly to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate 12 full price retail stores and 19 outlet stores in outlet centers around the country.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s® brand.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 28, 2013 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2013.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which was effective for fiscal periods beginning after January 1, 2012, with early adoption allowed.  This guidance eliminates the option to present the components of other comprehensive income, or OCI, as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of fiscal 2013 and accordingly, we presented the required comprehensive income disclosures in the accompanying condensed consolidated statements of net (loss) income and comprehensive (loss) income.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

Our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	February 28, 2013	November 30, 2012

Non-recourse receivables assigned to factor	$16,240	$20,964
Client recourse receivables	8	24
Total receivables assigned to factor	16,248	20,988

Allowance for customer credits	(2,159)	(2,442)
Net loan balance from factored accounts receivable	(10,952)	(14,166)
Net loan balance from inventory advances	(5,045)	(5,782)
Due to factor	$(1,908)	$(1,402)

Non-factored accounts receivable	$2,979	$1,369
Allowance for customer credits	(277)	(323)
Allowance for doubtful accounts	(220)	(234)
Accounts receivable, net of allowance	$2,482	$812

Of the total amount of receivables sold by us as of February 28, 2013 and November 30, 2012, we hold the risk of payment of $8,000 and $24,000, respectively, in the event of non-payment by the customers.

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

We pay to CIT a factoring rate of 0.55 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 28, 2013, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to availability.  As of February 28, 2013, we did not have any letters of credit outstanding.

NOTE 4 — INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 28, 2013	November 30, 2012

Finished goods	$18,348	$19,887
Finished goods consigned to others	376	363
Work in progress	2,601	1,732
Raw materials	10,527	10,687
	31,852	32,669
Less allowance for obsolescence and slow moving items	(1,341)	(1,351)
	$30,511	$31,318

We did not record any charges to our inventory reserve allowance for the three months ended February 28, 2013 or year ended November 30, 2012.

NOTE 5 —RELATED PARTY TRANSACTIONS

As of February 28, 2013 and November 30, 2012, our related party balance consisted of amounts due to certain related parties, as further described below, as follows (in thousands):

	February 28, 2013	November 30, 2012

Due to related parties
Joe Dahan	$—	$195
Total due to related parties	$—	$195

As of February 28, 2013 and November 30, 2012, we did not have any due from related party balances.

Joe Dahan

Since the acquisition of the Joe’s® Brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  See “Note 9 — Commitments and Contingencies - Contingent Consideration Payments and Contingent Consideration Buy-out Agreement” for a further discussion on the original contingent consideration payments.  For the three months ended February 28, 2013 and February 29, 2012, expenses of $311,000 and $462,000, respectively, were recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.

On February 18, 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments will also be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan will be entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  For the three months ended February 28, 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represents the net present value of the total fixed amount that Mr. Dahan is entitled to receive.  The entire amount has been expensed during the period as the amount payable is a present obligation of ours that is due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that anticipates paying her $175,000 per annum on a bi-weekly basis.  For the three months ended February 28, 2013, we paid Ms. Dahan $27,000 under this arrangement.  This arrangement may be terminated at any time by the parties.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended February 28, 2013 and February 29, 2012, payments of $120,000 and $40,000, respectively, were made to Mr. Albert Dahan under this arrangement.

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended February 28, 2013, we recognized $180,000 in royalty income under the license agreement.  For the three months February 29, 2012, we did not recognize any royalty income under the license agreement.

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 28, 2013	February 29, 2012
Basic (loss) earnings per share computation:
Numerator:
Net (loss) income and comprehensive (loss) income	$(6,388)	$794
Denominator:
Weighted average common shares outstanding	66,646	65,043
(Loss) income per common share - basic
Net (loss) income and comprehensive (loss) income	$(0.10)	$0.01

Diluted (loss) earnings per share computation:
Numerator:
Net (loss) income and comprehensive (loss) income	$(6,388)	$794
Denominator:
Weighted average common shares outstanding	66,646	65,043
Effect of dilutive securities:
Restricted shares, RSU’s and options	—	295
Dilutive potential common shares	66,646	65,338

(Loss) income per common share - dilutive
Net (loss) income and comprehensive (loss) income	$(0.10)	$0.01

For the three months ended February 28, 2013, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 4,283,975 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the three months ended February 29, 2012, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 4,211,204 have been excluded from the calculation of diluted income per share because the exercise prices of such options and unvested restricted shares and RSUs were out-of-the-money.

Shares Reserved for Future Issuance

As of February 28, 2013, shares reserved for future issuance include (i) 796,794 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,532,382 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,411,241 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan.

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2009 and 2008, respectively.

We had net operating loss carryforwards of $27,734,000 at the end of fiscal 2012 for federal tax purposes that will expire from fiscal 2018 through 2027.  We also had $25,489,000 of net operating loss carryforwards available for California which begin to expire from fiscal 2017 through fiscal 2020.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of February 28, 2013 options to purchase up to 21,794 shares of common stock remained outstanding under the 2000 Director Plan.

On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and in October 2011, we adopted the Amended and Restated 2004 Stock Incentive Plan, or the Restated Plan, to update it with respect to certain provisions and changes in the tax code since its original adoption.  Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock.  Since the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan; however, the 2004 Incentive Plan remains in effect for awards outstanding as of the adoption of the Restated Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation and Stock Option Committee, or Compensation Committee.  The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and restricted common stock units, or RSUs, to our officers, directors and employees pursuant to our various plans.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.  On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold a number of shares having a fair market value on the vesting date sufficient to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 28, 2013, there were 3,411,241 shares remaining available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2012, there was a total of $449,000 and $392,000 of stock based compensation expense recognized during the three months ended February 28, 2013 and February 29, 2012, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2013 (in actual amounts) for service as a member:

	February 28, 2013
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—

Exercise prices for all options outstanding as of February 28, 2013 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	100,000	3.0
$1.27 - $1.30	21,794	0.2
$1.58 - $1.63	225,000	1.5
$5.91	450,000	2.3

	796,794	2.1

The following table summarizes stock option activity by plan for the three months ended February 28, 2013 and February 28, 2012, respectively, (in actual amounts). There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at February 28, 2013	796,794	775,000	21,794

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at February 29, 2012	868,290	775,000	93,290

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2013	796,794	$3.96	2.1	$38,961

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 29, 2012	868,290	$3.73	2.9	$—

Weighted average per option fair value of options granted during the year		N/A

As of February 28, 2013, there was $2,985,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2011 and November 30, 2012, and changes during the three months ended February 29, 2012 and February 28, 2013, respectively, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2012	1,265,118	2,713,605	3,978,723	$0.90	$0.89
Granted	—	631,059	631,059	—	1.02
Issued	(310,320)	(580,351)	(890,671)	0.92	0.82
Cancelled	—	(228,395)	(228,395)	—	0.82
Forfeited	—	(3,536)	(3,536)	—	0.70
Outstanding at February 28, 2013	954,798	2,532,382	3,487,180	$0.90	$0.94

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,562,506	2,233,287	0.64	0.68
Issued	(86,727)	(379,004)	(465,731)	1.65	0.93
Cancelled	—	(229,826)	(229,826)	—	0.93
Forfeited	—	—	—	—	—
Outstanding at February 29, 2012	1,048,664	3,496,404	4,545,068	$0.85	$0.85

In the three months ended February 28, 2013, we granted 631,059 shares of RSUs.  In the three months ended February 28, 2013, we issued 890,671 shares of restricted stock and common stock to holders of RSUs, respectively, and withheld or cancelled 231,931 RSUs, including forfeitures.

In the three months ended February 29, 2012, we granted 2,233,287 shares of restricted stock or RSUs.  In the three months ended February 29, 2012, we issued 465,731 shares of common stock to holders of restricted stock and RSUs and we withheld or canceled 229,826 RSUs.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Original Contingent Consideration Payments and Contingent Consideration Buy-out Agreement

Since the acquisition of the Joe’s® Brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017.  Mr. Dahan was entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000.  The payments were paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments were likely to be paid.  At the end of each quarter, any overpayments were offset against future payments and any significant underpayments were made.  No payments were made if the gross profit was less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold.  See “Note 5 — Related Party Transactions” for payments made to Mr. Dahan.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  See “Note 5 — Related Party Transactions” for a description of the contingent consideration buy-out agreement with Mr. Dahan.

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

As of February 29, 2013, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2013	Remainder of the year	$4,283
2014		6,003
2015		6,080
2016		6,055
2017		5,992
Thereafter		18,325
		$46,738

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	( dollar values in thousands )
	February 28, 2013	February 29, 2012

Net sales:
Wholesale	$23,087	$20,802
Retail	6,343	5,160
	$29,430	$25,962

Gross profit:
Wholesale	$10,232	$9,498
Retail	4,083	3,586
	$14,315	$13,084

Operating (loss) income:
Wholesale	$6,704	$5,671
Retail	(326)	253
Corporate and other	(12,774)	(4,125)
	$(6,396)	$1,799

Capital expenditures:
Wholesale	$8	$186
Retail	428	19
Corporate and other	—	28
	$436	$233

Total assets:
Wholesale	$50,219	$49,006
Retail	9,433	7,524
Corporate and other	28,030	28,073
	$87,682	$84,603

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, continued acceptance of our product, product demand, competition, capital adequacy, general economic conditions and the potential inability to raise additional capital if required, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2012, or Annual Report.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three month period ended February 28, 2013 and February 29, 2012.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

Beginning in 2009, we began to re-examine our collection pieces and re-launched several categories with their own unique branding along with the Joe’s® logo or name.  In the fall of fiscal 2009, we launched a line of unisex woven shirts in different fits and fabrications called The Shirt by Joe’s, which was followed by items in other distinct product categories and branded as such.  In the Fall of 2011, we returned to branding our products cohesively under the name Joe’s®.  In the first quarter of fiscal 2012, we launched a new brand, else™, sold primarily at Macy’s.  We commenced shipping this brand in February 2012.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets.  During fiscal 2012, we recognized growth through increases in our retail sales, our men’s domestic sales and the addition of our private label product offerings.

For 2013, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases from our international and men’s sales, sales from our else™ brand, performance of our licensees under their respective agreements for children’s products and shoes and enhancement of products available to our customer’s branded with our Joe’s® name and logos.  When we commenced fiscal 2012, we operated 22 retail stores, five of which were full price stores and 17 of which were outlet stores.  During fiscal 2012, we added six retail stores, four of which were full price retail stores and two of which were outlet stores.  In fiscal 2013, we added three full price retail stores and have one signed lease for another full price retail store expected to open in the second half of fiscal 2013.  Currently, we operate 12 full price retail stores and 19 outlet stores in outlet centers around the country.  We continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  We have also developed other product lines at lower price points to enhance our business.

In February 2013, we entered into an agreement with Joe Dahan, our Creative Director and member of our Board of Directors, that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments previously made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments will also be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan will be entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  For the three months ended February 28, 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represents the net present value of the total fixed amount that Mr. Dahan is entitled to receive.  The entire amount has been expensed during the period as the amount payable is a present obligation of ours that is due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.

Our business is seasonal.  The majority of the marketing and sales orders take place from late fall to late spring.  The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters, and accordingly, our cash flow is strongest in those quarters.  Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, often our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year.  Furthermore, because of the growing number of full-price retail and outlet stores opened at different points, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

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

Comparison of Three Months Ended February 28, 2013 to Three Months Ended February 29, 2012

	Three months ended
	( dollar values in thousands )
	February 28, 2013	February 29, 2012	$ Change	% Change

Net sales	$29,430	$25,962	$3,468	13%
Cost of goods sold	15,115	12,878	2,237	17%
Gross profit	14,315	13,084	1,231	9%
Gross margin	49%	50%

Selling, general & administrative	11,487	11,009	478	4%
Depreciation & amortization	492	276	216	78%
Contingent consideration buy-out expense	8,732	—	8,732	—
Operating (loss) income	(6,396)	1,799	(8,195)	456%

Interest expense	70	111	(41)	(37)%
(Loss) income before provision for taxes	(6,466)	1,688	(8,154)	483%

Income tax (benefit) expense	(78)	894	(972)	109%

Net (loss) income and comprehensive (loss) income	$(6,388)	$794	$(7,182)	905%

Three Months Ended February 28, 2013 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	February 28, 2013	February 29, 2012	$ Change	% Change

Net sales:
Wholesale	$23,087	$20,802	$2,285	11%
Retail	6,343	5,160	1,183	23%
	$29,430	$25,962	$3,468	13%

Gross profit:
Wholesale	$10,232	$9,498	$734	8%
Retail	4,083	3,586	497	14%
	$14,315	$13,084	$1,231	9%

Operating (loss) income:
Wholesale	$6,704	$5,671	$1,033	18%
Retail	(326)	253	(579)	(229)%
Corporate and other	(12,774)	(4,125)	(8,649)	(210)%
	$(6,396)	$1,799	$(8,195)	(456)%

For the three months ended February 28, 2013, or the first quarter of fiscal 2013, our net sales increased to $29,430,000 from $25,962,000 for the three months ended February 29, 2012, or the first quarter fiscal 2012, a 13 percent increase.  We had an operating loss of $6,396,000 compared to operating income of $1,799,000 for the first quarter of fiscal 2012, a 456 percent decrease.

Net Sales

Our overall net sales increased to $29,430,000 for the first quarter of fiscal 2013 from $25,962,000 for the first quarter of fiscal 2012, a 13 percent increase.

More specifically, our wholesale net sales increased to $23,087,000 for the first quarter of fiscal 2013 from $20,802,000 for the first quarter of fiscal 2012, an 11 percent increase.  This increase in our wholesale sales is primarily attributed to a $1,344,000, or a 29 percent increase, in Joe’s® men’s domestic sales, a $576,000, or four percent increase in Joe’s® women’s domestic sales, and a $433,000, or 29 percent increase in sales from our else™ brand sold primarily to Macy’s.

Our retail net sales increased to $6,343,000 for the first quarter of fiscal 2013 from $5,160,000 for the first quarter of fiscal 2012, a 23 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of eight additional stores between the end of the first quarter of fiscal 2012 and the end of our first quarter of fiscal 2013.  Same store sales, which are stores opened at least 12 months and e-shop, were down one percent on a comparative basis between the two periods.

Gross Profit

Our gross profit increased to $14,315,000 for the first quarter of fiscal 2013 from $13,084,000 for the first quarter of fiscal 2012, a 9 percent increase.  Our overall gross margin decreased slightly to 49 percent for the first quarter of fiscal 2013 from 50 percent for the first quarter of fiscal 2012.  Our overall gross margin for the first quarter of fiscal 2013 was negatively impacted by promotional activity within our retail channel.

Our wholesale gross profit increased to $10,232,000 for the first quarter of fiscal 2013 from $9,498,000 for the first quarter of fiscal 2012, an eight percent increase.  Our wholesale gross profit improved for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to increased sales from the men’s and women’s wholesale business.  Our wholesale gross margin for the first quarter of fiscal 2013 was 44 percent compared to 46 percent for the prior year period.  This decline was mostly due to sales from else™, which carries a lower gross margin than our Joe’s® brand, and our product placement mix with our wholesale customers.

Our retail gross profit increased to $4,083,000 for the first quarter of fiscal 2013 from $3,586,000 for the first quarter of fiscal 2012, a 14 percent increase, due to a $1,183,000 increase in sales.  Our gross margin decreased to 64 percent for the first quarter of fiscal 2013 compared to 70 percent for the first quarter of fiscal 2012 due to more promotional activity in our retail stores in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Selling, General and Administrative Expense, including Depreciation and Amortization and Contingent Consideration Buy-out Expense

Selling, general and administrative, or SG&A, expenses increased to $20,711,000 for the first quarter of fiscal 2013 from $11,285,000 for the first quarter of fiscal 2012, an 84 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization.  In addition, our SG&A includes expenses incurred in connection with the agreement with Mr. Dahan that fixed his contingent consideration payments and in the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense.  This amount represents the net present value of the total fixed amount that Mr. Dahan is entitled to receive.  The entire amount has been expensed during the period as the amount payable is a present obligation of ours that is due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  In addition, Mr. Dahan received $311,000 and $462,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, under the original agreement.

Our wholesale SG&A expense decreased to $3,528,000 for the first quarter of fiscal 2013 from $3,827,000 for the first quarter of fiscal 2012, an eight percent decrease.  Our wholesale SG&A expense was lower in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 mostly due to a decrease in professional fees in the first quarter of fiscal 2013 compared to the prior year period due to the effects of the restructuring of our office in Paris to a third party distribution model in April 2012 and no longer having the expenses associated with the operation of that office.

Our retail SG&A expense increased to $4,409,000 for the first quarter of fiscal 2013 from $3,333,000 for the first quarter of fiscal 2012, a 32 percent increase.  Our retail SG&A expense increased mostly due to the addition of costs associated with opening and operating eight additional stores between the end of the first quarter of fiscal 2012 and the end of our first quarter of fiscal 2013.

Our corporate and other SG&A expense increased to $12,774,000 for the first quarter of fiscal 2013 from $4,125,000 for the first quarter of fiscal 2012, a 210 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations.  Our increase in corporate and other SG&A expenses was primarily attributable to the contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the agreement with Mr. Dahan, as discussed above.  This increase was offset by decreases in our print and other advertising commitments in the first quarter of fiscal 2013 compared to the first quarter of 201, as we had expenses in the first quarter of fiscal 2012 associated with our “55 Colors” advertising campaign that we began in the fourth quarter of fiscal 2011.

Operating (Loss) Income

We had an operating loss of $6,396,000 for the first quarter of fiscal 2013 compared to operating income of $1,799,000 for the first quarter of fiscal 2012, a 456 percent decrease.  Our shift to an operating loss from operating income was due to the additional contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013.

Our wholesale operating income increased to $6,704,000 in the first quarter of fiscal 2013 from $5,671,000 for the first quarter of fiscal 2012, an 18 percent increase.  We had retail operating loss of $326,000 in the first quarter of fiscal 2013 compared to operating income of $253,000 in the first quarter of fiscal 2012.   Corporate operating loss increased by $98,649,000 to $12,774,000 for the first quarter of fiscal 2013 from $4,125,000 for the first quarter of fiscal 2012.

Interest Expense

Our interest expense decreased to $70,000 for the first quarter of fiscal 2013 from $111,000 for the first quarter of fiscal 2012, a 37 percent decrease.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained slightly lower average loan balances under our factoring facility in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, thus reducing our interest expense.

Income Tax

Our effective tax rate was benefit of one percent for the first quarter of fiscal 2013 compared to an expense of 53 percent for the first quarter of fiscal 2012.  The reduced income tax expense for the first quarter of fiscal 2013 resulted from losses associated with recording the contingent consideration buy-out expense of $8,732,000 in connection with the agreement entered into with Mr. Dahan in February 2013 as previously discussed.  Differences in our effective tax rate and statutory tax rate are primarily due to the permanent book/tax difference associated with this contingent consideration expense and state taxes.

Net (Loss) Income and Comprehensive (Loss) Income

Our net loss was $6,388,000 for the first quarter of fiscal 2013 compared to net income of $794,000 for the first quarter of fiscal 2012.  Our shift to a net loss from net income in the prior year period was due to the contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the agreement with Mr. Dahan, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the three months ended February 28, 2013, we generated $878,000 of cash flow in operations and used $436,000 in investing activities for purchases of property and equipment.  We had advances of $506,000 in factored borrowings.  We paid $76,000 in contingent consideration buy-out payments and paid taxes on restricted stock units in the amount of $241,000.  Our cash balance increased to $14,057,000 as of February 28, 2013.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, a unit of CIT Group Inc., or CIT, through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of February 29, 2012, our cash availability with CIT was approximately $3,765,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

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

We pay to CIT a factoring rate of 0.55 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we bear the credit risk as a result of the amendment to the factoring agreements.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of February 28, 2013, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of February 28, 2013, we had a net loan balance of $10,952,000 with CIT for factored receivables, a loan balance of $5,045,000 for inventory advances and no letters of credit outstanding.

For the remainder of fiscal 2013 our primary capital needs are for (i) operating expenses; (ii) working capital necessary to fund inventory purchases; (iii) capital expenditures to support additional retail store openings; (iv) financing extensions of trade credit to our customers; and (v) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our receivable and inventory-based agreements with CIT.

Based on our cash on hand, cash flow from operations and the expected cash availability under both of our agreements with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2013. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through credit arrangements or debt or equity financings. We believe that any additional capital, to the extent needed, may be obtained from additional sales of equity securities or other loans or credit arrangements. There can be no assurance that this or other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2012 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of February 28, 2013, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of February 28, 2013 and November 30, 2012 was $497,000 and $557,000, respectively, for non-factored accounts receivables.

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

In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe’s®, Joe’s Jeans™ and JD® logo and marks. To date, we have not recognized any impairment related to the goodwill or intangible assets of our Joe’s® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

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

In February 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments previously made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments will be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan will be entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represents the net present value of the total fixed amount that Mr. Dahan is entitled to receive.  The entire amount has been expensed during the period as the amount payable is a present obligation of ours that is due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which was effective for fiscal periods beginning after January 1, 2012, with early adoption allowed.  This guidance eliminates the option to present the components of other comprehensive income, or OCI, as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of fiscal 2013 and accordingly, we presented the required comprehensive income disclosures in the accompanying condensed consolidated statements of comprehensive (loss) income.

Item 3.                                 Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to us as a Smaller Reporting Company.

Item 4.                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2013, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                                                Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Item 6.                                 Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Agreement by and among Joe’s Jeans Inc., Joe’s Jeans Subsidiary, Inc. and Joseph M. Dahan	Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2013

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three months ended February 28, 2013 and February 29, 2012, (ii) Condensed Consolidated Balance Sheets at February 28, 2013 and November 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012, (iv) Condensed Consolidated Statements Stockholders’ Equity as of February 28, 2013 and February 29, 2012and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

JOE’S JEANS INC.

April 15, 2013	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

April 15, 2013	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Agreement by and among Joe’s Jeans Inc., Joe’s Jeans Subsidiary, Inc. and Joseph M. Dahan	Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2013

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three months ended February 28, 2013 and February 29, 2012, (ii) Condensed Consolidated Balance Sheets at February 28, 2013 and November 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012, (iv) Condensed Consolidated Statements Stockholders’ Equity as of February 28, 2013 and February 29, 2012and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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