Form 10-Q
period 2013-05-31
JOE'S JEANS INC.
filed 2013-07-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of July 15, 2013 was 68,417,670.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2013	November 30, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,943	$13,426
Accounts receivable, net	2,876	812
Inventories, net	30,931	31,318
Deferred income taxes, net	3,051	3,051
Prepaid expenses and other current assets	1,328	641
Total current assets	53,129	49,248

Property and equipment, net	6,562	6,683
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	665	665
Other assets	1,300	1,592

Total assets	$89,492	$86,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,553	$10,893
Contingent consideration buy-out payable-short term	3,046	—
Due to factor	2,798	1,402
Due to related parties	—	195
Total current liabilities	15,397	12,490

Contingent consideration buy-out payable-long term	4,803	—
Deferred rent	2,092	1,795
Total liabilities	22,292	14,285

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 68,404 shares issued and 68,076 outstanding (2013) and 67,294 shares issued and 66,965 outstanding (2012)	6,843	6,732
Additional paid-in capital	107,312	106,747
Accumulated deficit	(43,864)	(38,649)
Treasury stock, 329 shares	(3,091)	(3,091)
Total stockholders’ equity	67,200	71,739

Total liabilities and stockholders’ equity	$89,492	$86,024

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	(unaudited)		(unaudited)
Net sales	$30,874	$28,640	$60,304	$54,602
Cost of goods sold	17,369	15,080	32,484	27,958
Gross profit	13,505	13,560	27,820	26,644

Operating expenses
Selling, general and administrative	10,840	10,148	22,327	21,157
Depreciation and amortization	542	340	1,034	616
Contingent consideration buy-out expense	—	—	8,732	—
	11,382	10,488	32,093	21,773
Operating income (loss)	2,123	3,072	(4,273)	4,871
Interest expense	127	103	197	214
Income (loss) before provision for taxes	1,996	2,969	(4,470)	4,657
Income tax expense	823	1,551	745	2,445
Net income (loss) and comprehensive income (loss)	$1,173	$1,418	$(5,215)	$2,212

Earnings (loss) per common share - basic	$0.02	$0.02	$(0.08)	$0.03

Earnings (loss) per common share - diluted	$0.02	$0.02	$(0.08)	$0.03

Weighted average shares outstanding
Basic	67,047	65,234	66,849	65,139
Diluted	68,411	66,459	66,849	65,836

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2013	May 31, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$2,150	$(2,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(913)	(785)
Net cash used in investing activities	(913)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from factor, net	1,396	2,710
Proceeds from exercise of options	27	20
Payment of contingent consideration buy-out	(888)	—
Payment of taxes on restricted stock units	(255)	(120)
Net cash provided by financing activities	280	2,610

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,517	(1,157)

CASH AND CASH EQUIVALENTS, at beginning of period	13,426	12,690

CASH AND CASH EQUIVALENTS, at end of period	$14,943	$11,533

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income and comprehensive income (unaudited)	—	—	—	2,212	—	2,212
Exercise of stock options (unaudited)	20	2	18	—	—	20
Stock-based compensation, net of withholding taxes (unaudited)	—	—	745	—	—	745
Issuance of restricted stock (unaudited)	1,129	113	(113)	—	—	—
Balance, May 31, 2012 (unaudited)	66,626	$6,665	$106,162	$(42,002)	$(3,091)	$67,734

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739
Net loss and comprehensive loss	—	—	—	(5,215)	—	(5,215)
Exercise of stock options (unaudited)	22	2	25	—	—	27
Stock-based compensation, net of withholding taxes (unaudited)	—	—	649	—	—	649
Issuance of restricted stock (unaudited)	1,088	109	(109)	—	—	—
Balance, May 31, 2013 (unaudited)	68,404	$6,843	$107,312	$(43,864)	$(3,091)	$67,200

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and six months ended May 31, 2013 and 2012 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2012 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  Our primary assets include all rights, title and interest in the intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales directly to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois and currently operate 12 full price retail stores in malls and street locations and 19 outlet stores in outlet centers around the country.  Our Corporate and other  is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s® brand.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2013 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2013.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	May 31, 2013	November 30, 2012
Non-recourse receivables assigned to factor	$14,626	$20,964
Client recourse receivables	66	24
Total receivables assigned to factor	14,692	20,988

Allowance for customer credits	(1,971)	(2,442)
Net loan balance from factored accounts receivable	(11,397)	(14,166)
Net loan balance from inventory advances	(4,122)	(5,782)
Due to factor	$(2,798)	$(1,402)

Non-factored accounts receivable	$3,526	$1,369
Allowance for customer credits	(420)	(323)
Allowance for doubtful accounts	(230)	(234)
Accounts receivable, net of allowance	$2,876	$812

Of the total amount of receivables sold by us as of May 31, 2013 and November 30, 2012, we hold the risk of payment of $66,000 and $24,000, respectively, in the event of non-payment by the customers.

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

The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days’ written notice prior to September 30, 2013, or thereafter upon 60 days’ written notice provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

We pay to CIT a factoring rate of 0.55 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we bear the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2013, the Chase prime rate was 3.25 percent.

In the event we need additional funds, we have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.  As of May 31, 2013, we did not have any letters of credit outstanding.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2013	November 30, 2012

Finished goods	$16,376	$19,887
Finished goods consigned to others	419	363
Work in progress	2,850	1,732
Raw materials	12,628	10,687
	32,273	32,669
Less allowance for obsolescence and slow moving items	(1,342)	(1,351)
	$30,931	$31,318

We did not record any charges to our inventory reserve allowance for the three and six months ended May 31, 2013 or year ended November 30, 2012.

NOTE 5 –RELATED PARTY TRANSACTIONS

As of May 31, 2013 and November 30, 2012, our related party balance consisted of amounts due to certain related parties, as further described below, as follows (in thousands):

	May 31, 2013	November 30, 2012

Due to related parties
Joe Dahan	$—	$195
Total due to related parties	$—	$195

As of May 31, 2013 and November 30, 2012, we did not have any amounts due from related parties.

Joe Dahan

Since the acquisition of the Joe’s® Brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  See “Note 9 — Commitments and Contingencies - Contingent Consideration Payments and Contingent Consideration Buy-out Agreement” for a further discussion on the original contingent consideration payments.  For the three months ended May 31, 2013 and 2012, expenses of $0 and $469,000, respectively, and for the six months ended May 31, 2013 and 2012, expenses of $311,000 and $931,000, respectively, were recorded in the statement of comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.

On February 18, 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments will also be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represented the net present value of the total fixed amount that Mr. Dahan would be entitled to receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis.  For the three and six months ended May 31, 2013, we paid Ms. Dahan $40,000 and $67,000 under this arrangement.  This arrangement may be terminated at any time by the parties.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended May 31, 2013 and 2012, payments of $123,000 and $219,000, respectively, and for the six months ended May 31, 2013 and 2012, payments of $243,000 and $259,000, respectively were made to Mr. Albert Dahan under this arrangement.

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three and six months ended May 31, 2013, we recognized $154,000 and $334,000, respectively in royalty income under the license agreement.  For the three and six months ended May 31, 2012, we did not recognize any royalty income under the license agreement.

NOTE 6– EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Basic earnings (loss) per share computation:
Numerator:
Net income (loss) and comprehensive (loss) income	$1,173	$1,418	$(5,215)	$2,212
Denominator:
Weighted average common shares outstanding	67,047	65,234	66,849	65,139
Income (loss) per common share - basic
Net (loss) income and comprehensive (loss) income	$0.02	$0.02	$(0.08)	$0.03

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss) and comprehensive (loss) income	$1,173	$1,418	$(5,215)	$2,212
Denominator:
Weighted average common shares outstanding	67,047	65,234	66,849	65,139
Effect of dilutive securities:
Restricted shares, RSU’s and options	1,364	1,225	—	697
Dilutive potential common shares	68,411	66,459	66,849	65,836

Income (loss) per common share - dilutive
Net income (loss) and comprehensive (loss) income	$0.02	$0.02	$(0.08)	$0.03

For the three months ended May 31, 2013 and 2012, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 450,000 and 767,179, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the six months ended May 31, 2013, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 4,164,822 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the six months ended May 31, 2012, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 3,006,979 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of May 31, 2013, shares reserved for future issuance include (i) 775,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 2,435,000 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,416,942 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan.

NOTE 7 –INCOME TAXES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of May 31, 2013, no options remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2013, there were 3,416,942 shares remaining available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2012, there was a total of $455,000 and $904,000 of stock based compensation expense recognized during the three and six months ended May 31, 2013, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2013 (in actual amounts) for service as a member:

	May 31, 2013
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

		Number of restricted shares isssued
2007		320,000
2008		473,455
2009		371,436
2010		131,828
2011		—
2012		617,449
2013		—

Exercise prices for all options outstanding as of May 31, 2013 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.02	100,000	2.8
$1.58 - $1.63	225,000	1.2
$5.91	450,000	2.0

	775,000	1.9

The following table summarizes stock option activity by plan for the six months ended May 31, 2013 and 2012, (in actual amounts). There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—
Outstanding and exercisable at May 31, 2013	775,000	775,000	—

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(20,000)	—	(20,000)
Outstanding and exercisable at May 31, 2012	828,290	775,000	53,290

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2013	775,000	$4.03	1.9	$88,250

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(20,000)	1.00
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2012	828,290	$3.86	2.8	$—

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2013, there was $2,519,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2011 and November 30, 2012, and changes during the six months ended May 31, 2013 and 2012, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2012	1,265,118	2,713,605	3,978,723	$0.90	$0.89
Granted	—	631,059	631,059	—	1.02
Issued	(310,320)	(667,598)	(977,918)	0.92	0.81
Cancelled	—	(239,011)	(239,011)	—	0.82
Forfeited	—	(3,031)	(3,031)	—	0.70
Outstanding at May 31, 2013	954,798	2,435,024	3,389,822	$0.90	$0.94

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,601,395	2,272,176	0.64	0.69
Issued	(86,727)	(458,100)	(544,827)	1.65	0.88
Cancelled	—	(229,826)	(229,826)	—	0.93
Forfeited	—	(7,099)	(7,099)	—	0.76
Outstanding at May 31, 2012	1,048,664	3,449,098	4,497,762	$0.85	$0.85

In the three and six months ended May 31, 2013, we granted zero and 631,059 shares of RSUs, respectively.  In the three and six months ended May 31, 2013, we (i) issued 87,247 and 977,918 shares of restricted stock and common stock to holders of RSUs, respectively, (ii) withheld, canceled or forfeited 10,111and 242,042 RSUs, respectively, and (iii) issued 21,794 shares upon exercise of options.

In the three and six months ended May 31, 2012, we granted 38,889 and 2,272,176 shares of restricted stock or RSUs.  In the three and six months ended May 31, 2012, we issued 79,096 and 544,827 shares of common stock to holders of restricted stock and RSUs and we withheld, canceled or forfeited 7,099 and 236,925 RSUs, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

As of May 31, 2013, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2013 Remainder of the year	$3,218
2014	6,569
2015	6,666
2016	6,661
2017	6,618
Thereafter	22,185
$51,917

NOTE 10 – SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	(dollar values in thousands)
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012

Net sales:
Wholesale	$24,366	$22,947	$47,453	$43,749
Retail	6,508	5,693	12,851	10,853
	$30,874	$28,640	$60,304	$54,602

Gross profit:
Wholesale	$8,955	$9,504	$19,187	$19,002
Retail	4,550	4,056	8,633	7,642
	$13,505	$13,560	$27,820	$26,644

Operating (loss) income:
Wholesale	$5,716	$6,281	$12,420	$11,952
Retail	132	570	(194)	823
Corporate and other	(3,725)	(3,779)	(16,499)	(7,904)
	$2,123	$3,072	$(4,273)	$4,871

			Six months ended
			May 31, 2013	May 31, 2012
Capital expenditures:
Wholesale			$18	$608
Retail			895	149
Corporate and other			—	28
			$913	$785

			May 31, 2013	November 30, 2012
Total assets:
Wholesale			$51,356	$49,874
Retail			10,127	8,627
Corporate and other			28,009	28,050
			$89,492	$86,551

NOTE 11 – SUBSEQUENT EVENTS

On July 15, 2013, we announced the execution of a Stock Purchase Agreement with Hudson Clothing Holdings, Inc., a Delaware corporation, or Hudson, and each of the stockholders of Hudson named therein, pursuant to which we will acquire all of the outstanding equity interests in Hudson. The aggregate purchase price will be approximately $97.6 million, subject to certain adjustments, and will be payable in cash and/or convertible notes issued by us. The two versions of the convertible notes, if issued, would be structurally and contractually subordinated to our senior debt, each would have a term of six years, each would accrue cash interest paid quarterly on the outstanding principal amount at an annual rate of 10% or 6.5%, respectively per annum, and would be convertible beginning one year or two years after the closing of the acquisition into shares of our common stock or cash, in certain circumstances, at our election.  The convertible notes would be convertible into approximately 19.1 million shares of common stock, subject to receipt of stockholder approval to increase the number of authorized shares, if necessary, and to comply with NASD rules.  We contemplate seeking shareholder approval promptly after the closing of the transaction. Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13.5 million shares.

We expect the transaction will close on or about August 31, 2013. Consummation of the transaction will be subject to the satisfaction of customary closing conditions, including the absence of a material adverse effect on the business to be acquired, the absence of legal actions relating to the transaction, the accuracy of the representations and warranties made by both parties, the receipt of certain regulatory and other consents and the execution of ancillary agreements. In addition, our ability to obtain financing necessary to consummate the acquisition on terms and conditions reasonably satisfactory to us is a condition to closing the transaction.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, the parties’ ability to close the acquisition of Hudson Clothing  Holdings, Inc., or Hudson, including the receipt and terms and conditions of any required governmental and regulatory approvals of the proposed acquisition that could reduce anticipated benefits or cause the parties to abandon the acquisition, the diversion of management’s time and attention from our ongoing business during this time period, the impact of the acquisition on our stock price, the anticipated benefits of the acquisition on our financial results, business performance and product offerings, our ability to successfully integrate Hudson’s businesses and realize cost savings and any other synergies, the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect, continued acceptance of our product, product demand, competition, capital adequacy, general economic conditions and the potential inability to raise additional capital if required, including to fund the acquisition of Hudson, and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2012, or Annual Report, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month periods ended May 31, 2013 and 2012.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

For 2013, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases from our international and men’s sales, sales from our else™ brand, performance of our licensees under their respective agreements for children’s products and shoes and enhancement of products available to our customer’s branded with our Joe’s® name and logos.  In the beginning of fiscal 2012, we operated 22 retail stores, five of which were full price stores and 17 of which were outlet stores.  During fiscal 2012, we added six retail stores, four of which were full price retail stores and two of which were outlet stores.  In fiscal 2013, we added three full price retail stores and have two signed leases for two additional full price retail stores expected to open in the second half of fiscal 2013.  Currently, we operate 12 full price retail stores and 19 outlet stores in outlet centers around the country.  We continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  We have also developed other product lines at lower price points to enhance our business.

In February 2013, we entered into an agreement with Joe Dahan, our Creative Director and member of our Board of Directors, that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments previously made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments are scheduled to be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represented the net present value of the total fixed amount that Mr. Dahan is entitled to receive.  The entire amount was expensed during the period as the amount payable represented a present obligation due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.

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

Subsequent Events

On July 15, 2013, we announced the execution of a Stock Purchase Agreement with Hudson Clothing Holdings, Inc., a Delaware corporation, or Hudson, and each of the stockholders of Hudson named therein, pursuant to which we will acquire all of the outstanding equity interests in Hudson. The aggregate purchase price will be approximately $97.6 million, subject to certain adjustments, and will be payable in cash and/or convertible notes issued by us. The convertible notes, if issued, would be structurally and contractually subordinated to our senior debt, each would have a term of six years, would accrue cash interest paid quarterly on the outstanding principal amount at an annual rate of 10% or 6.5%, respectively per annum, and would be convertible beginning one or two years after the closing of the acquisition into shares of our common stock or cash, in certain circumstances, at our election.  The convertible notes would be convertible into approximately 19.1 million shares of common stock, subject to receipt of stockholder approval to increase the number of authorized shares, if necessary, and to comply with NASD rules.  We contemplate seeking shareholder approval promptly after the closing of the transaction. Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13.5 million shares.

We expect the transaction will close on or about August 31, 2013.  Consummation of the transaction will be subject to the satisfaction of customary closing conditions, including the absence of a material adverse effect on the business to be acquired, the absence of legal actions relating to the transaction, the accuracy of the representations and warranties made by both parties, the receipt of certain regulatory and other consents and the execution of ancillary agreements.  In addition, our ability to obtain financing necessary to consummate the acquisition on terms and conditions reasonably satisfactory to us is a condition to closing the transaction.

Comparison of Three Months Ended May 31, 2013 to Three Months Ended May 31, 2012

	Three months ended
	(dollar values in thousands)
	May 31, 2013	May 31, 2012	$ Change	% Change

Net sales	$30,874	$28,640	$2,234	8%
Cost of goods sold	17,369	15,080	2,289	15%
Gross profit	13,505	13,560	(55)	(0)%
Gross margin	44%	47%

Selling, general & administrative	10,840	10,148	692	7%
Depreciation & amortization	542	340	202	59%
Contingent consideration buy-out expense	—	—	—	—
Operating income	2,123	3,072	(949)	(31)%

Interest expense	127	103	24	23%
Income before provision for taxes	1,996	2,969	(973)	33%

Income tax expense	823	1,551	(728)	47%

Net income and comprehensive income	$1,173	$1,418	$(245)	17%

Three Months Ended May 31, 2013 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	May 31, 2013	May 31, 2012	$ Change	% Change

Net sales:
Wholesale	$24,366	$22,947	$1,419	6%
Retail	6,508	5,693	815	14%
	$30,874	$28,640	$2,234	8%

Gross profit:
Wholesale	$8,955	$9,504	$(549)	(6)%
Retail	4,550	4,056	494	12%
	$13,505	$13,560	$(55)	(0)%

Operating (loss) income:
Wholesale	$5,716	$6,281	$(565)	(9)%
Retail	132	570	(438)	(77)%
Corporate and other	(3,725)	(3,779)	54	1%
	$2,123	$3,072	$(949)	(31)%

For the three months ended May 31, 2013, or the second quarter of fiscal 2013, our net sales increased to $30,874,000 from $28,640,000 for the three months ended May 31, 2012, or the second quarter fiscal 2012, an eight percent increase.  We had an operating income of $2,123,000 compared to $3,072,000 for the second quarter of fiscal 2012, a 31 percent decrease.

Net Sales

Our overall net sales increased to $30,874,000 for the second quarter of fiscal 2013 from $28,640,000 for the second quarter of fiscal 2012, an 8 percent increase.

More specifically, our wholesale net sales increased to $24,366,000 for the second quarter of fiscal 2013 from $22,947,000 for the second quarter of fiscal 2012, a 6 percent increase.  This increase in our wholesale sales is primarily attributed to a $2,528,000 or a 61 percent increase, in Joe’s® men’s domestic sales and a $500,000, or 67 percent increase in sales from our else™ brand sold primarily to Macy’s.  These increases were offset by a decrease of $1,224,000, or seven percent, in Joe’s® women’s domestic sales.

Our retail net sales increased to $6,508,000 for the second quarter of fiscal 2013 from $5,693,000 for the second quarter of fiscal 2012, a 14 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of eight additional stores between the end of the second quarter of fiscal 2012 and the end of our second quarter of fiscal 2013.  Same store sales, which are stores opened at least 12 months, including our e-shop, were a negative six percent on a comparative basis between the two periods, due to strong sales in the second quarter of fiscal 2012 from our successful “55 Colors” denim campaign.

Gross Profit

Our gross profit decreased to $13,505,000 for the second quarter of fiscal 2013 from $13,560,000 for the second quarter of fiscal 2012, a less than one percent decrease.  Our overall gross margin decreased to 44 percent for the second quarter of fiscal 2013 from 47 percent for the second quarter of fiscal 2012.  Our overall gross margin for the second quarter of fiscal 2013 was negatively impacted by sales mix in our wholesale channel.

Our wholesale gross profit decreased to $8,955,000 for the second quarter of fiscal 2013 from $9,504,000 for the second quarter of fiscal 2012, a 6 percent decrease.  Our wholesale gross profit decreased for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due to higher sales from else™, which carries a lower gross margin than our Joe’s® brand, and our product placement mix with our wholesale customers.  This resulted in a 37 percent wholesale gross margin for the second quarter of fiscal 2013 compared to 41 percent for the prior year period.

Our retail gross profit increased to $4,550,000 for the second quarter of fiscal 2013 from $4,056,000 for the second quarter of fiscal 2012, a 12 percent increase, due to a $815,000 increase in overall sales from the addition of eight new stores.  Our gross margin was 70 percent for the second quarter of fiscal 2013 which compares to 71 percent for the second quarter of fiscal 2012.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $11,382,000 for the second quarter of fiscal 2013 from $10,488,000 for the second quarter of fiscal 2012, a 7 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $3,239,000 for the second quarter of fiscal 2013 which was comparable to second quarter of fiscal 2012 SG&A expense of $3,223,000, or a less than one percent increase.

Our retail SG&A expense increased to $4,418,000 for the second quarter of fiscal 2013 from $3,486,000 for the second quarter of fiscal 2012, a 27 percent increase.  Our retail SG&A expense increased mostly due to the addition of costs associated with opening and operating eight additional stores between the end of the second quarter of fiscal 2012 and the end of our second quarter of fiscal 2013.

Our corporate and other SG&A expense decreased to $3,725,000 for the second quarter of fiscal 2013 from $3,779,000 for the second quarter of fiscal 2012, a one percent decrease.  Our corporate and other SG&A expense includes general overhead associated with our operations.  Our decrease in corporate and other SG&A expenses was primarily attributable to a decrease in expense associated with our earn-out due to the new agreement entered into with Mr. Dahan in February 2013.  This decrease was offset by increases in our professional fees and print and other advertising commitments in the second quarter of fiscal 2013 compared to the second quarter of 2012.  We had expenses in the second quarter of fiscal 2013 associated with our “Vintage Reserve” advertising campaign that we began in the first quarter of fiscal 2013.

Operating Income

We had an operating income of $2,123,000 for the second quarter of fiscal 2013 compared to $3,072,000 for the second quarter of fiscal 2012, a 31 percent decrease.  Our decrease in our operating income was mostly due to lower wholesale gross margins and higher SG&A expenses related to the increase in our retail store base.

Our wholesale operating income decreased to $5,716,000 in the second quarter of fiscal 2013 from $6,281,000 for the second quarter of fiscal 2012, a nine percent decrease.  We had retail operating income of $132,000 in the second quarter of fiscal 2013 compared to $570,000 in the second quarter of fiscal 2012.   Corporate operating loss decreased to $3,725,000 for the second quarter of fiscal 2013 from $3,779,000 for the second quarter of fiscal 2012.

Interest Expense

Our interest expense increased to $127,000 for the second quarter of fiscal 2013 from $103,000 for the second quarter of fiscal 2012, a 23 percent increase.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained slightly higher average loan balances under our factoring facility in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, thus increasing our interest expense.

Income Tax

Our effective tax rate was 41 percent for the second quarter of fiscal 2013 compared to 52 percent for the second quarter of fiscal 2012.  The reduced income tax expense for the second quarter of fiscal 2013 resulted from losses associated with recording the contingent consideration buy-out expense of $8,732,000 in connection with the agreement entered into with Mr. Dahan in February 2013 as previously discussed.  Differences between our effective tax rate and statutory tax rate are primarily due to state taxes.

Net Income and Comprehensive Income

Our net income was $1,173,000 for the second quarter of fiscal 2013 compared to $1,418,000 for the second quarter of fiscal 2012.  Our net income decrease was mostly due to an increase in SG&A expense associated with our retail operations and offset by a decrease in our tax expense of $745,000 as a result of lower taxable income and a lower effective tax rate.

Comparison of Six Months Ended May 31, 2013 to Six Months Ended May 31, 2012

	Six months ended
	(dollar values in thousands)
	May 31, 2013	May 31, 2012	$ Change	% Change

Net sales	$60,304	$54,602	$5,702	10%
Cost of goods sold	32,484	27,958	4,526	16%
Gross profit	27,820	26,644	1,176	4%
Gross margin	46%	49%

Selling, general & administrative	22,327	21,157	1,170	6%
Depreciation & amortization	1,034	616	418	68%
Contingent consideration buy-out expense	8,732	—	8,732	N/A
Operating (loss) income	(4,273)	4,871	(9,144)	N/A

Interest expense	197	214	(17)	(8)%
(Loss) income before provision for taxes	(4,470)	4,657	(9,127)	N/A

Income tax expense (benefit)	745	2,445	(1,700)	(70)%

Net (loss) income	$(5,215)	$2,212	$(7,427)	N/A

Six Months Ended May 31, 2013 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Six months ended
	(dollar values in thousands)
	May 31, 2013	May 31, 2012	$ Change	% Change

Net sales:
Wholesale	$47,453	$43,749	$3,704	8%
Retail	12,851	10,853	1,998	18%
	$60,304	$54,602	$5,702	10%

Gross profit:
Wholesale	$19,187	$19,002	$185	1%
Retail	8,633	7,642	991	13%
	$27,820	$26,644	$1,176	4%

Operating income (loss):
Wholesale	$12,420	$11,952	$468	4%
Retail	(194)	823	(1,017)	124%
Corporate and other	(16,499)	(7,904)	(8,595)	(109)%
	$(4,273)	$4,871	$(9,144)	N/A

For the six months ended May 31, 2013, our net sales increased to $60,304,000 from $54,602,000 for the six months ended May 31, 2012, a 10 percent increase.  We had an operating loss in the amount of $4,273,000 for the six months ended May 31, 2013 compared to operating income of $4,871,000 for the six months ended May 31, 2012.

Net Sales

Our net sales increased to $60,304,000 for the six months ended May 31, 2013 compared to $54,602,000 for the six months ended May 31, 2012, a 10 percent increase.

More specifically, our wholesale net sales increased to $47,453,000 for the six months ended May 31, 2013 from $43,749,000 for the six months ended May 31, 2012, an eight percent increase.  This increase in our wholesale sales can be mostly attributed to an increase of $3,872,000, or 44 percent, in overall sales from our Joe’s® men’s domestic channel and the addition of sales of $933,000, or 41 percent, from our else™ brand.  These increases were offset by a decrease of $648,000, or two percent, in Joe’s® women’s domestic sales.

Our retail net sales increased to $12,851,000 for the six months ended May 31, 2013 from $10,853,000 for the six months ended May 31, 2012, an 18 percent increase.  The primary drivers for this increase were the positive impact of additional sales due to the opening of eight additional stores since the second quarter of fiscal 2012 as well as an increase in same store sales, which are stores open at least 12 months, including our e-shop, of negative four percent.

Gross Profit

Our gross profit increased to $27,820,000 for the six months ended May 31, 2013 from $26,644,000 for the six months ended May 31, 2012, a four percent increase.  Our overall gross margin decreased to 46 percent for the six months ended May 31, 2013 from 49 percent for the six months ended May 31, 2012.  Our overall gross margin shift was a combination of more promotional activity in our retail channel and product placement mix with our wholesale customers during the six months ended May 31, 2013 compared to the six months ended May 31, 2012.

Our wholesale gross profit increased to $19,187,000 for the six months ended May 31, 2013 from $19,002,000 for the six months ended May 31, 2012, a one percent increase.  This increase is primarily attributable to increased sales from Joe’s® men’s domestic wholesale business and else™.  Our wholesale gross margin decreased by three percentage points to 40 percent from 43 percent due to our product placement mix with our wholesale customers and the addition of sales from else™, which carries a lower gross margin than our Joe’s® brand.

Our retail gross profit increased to $8,633,000 for the six months ended May 31, 2013 from $7,642,000 for the six months ended May 31, 2012, a 13 percent increase, due primarily to a $1,998,000 increase in retail sales.  Our retail gross margin decreased by three percentage points to 67 percent from 70 percent in the prior year comparative period due to an increased level of promotional activity at our retail outlet stores.

Selling, General and Administrative Expense, including Depreciation and Amortization and Contingent Consideration Buy-out Expense

SG&A expenses increased to $32,093,000 for the six months ended May 31, 2013 from $21,773,000 for the six months ended May 31, 2012, a 47 percent increase.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, payments of contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and depreciation and amortization.  In addition, our SG&A for the six months ended May 31, 2013 includes expenses incurred in connection with the agreement with Mr. Dahan that fixed his contingent consideration payments and in the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense.  This amount represented the net present value of the total fixed amount that Mr. Dahan would be entitled to receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation that due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.

Our wholesale SG&A expense decreased to $6,767,000 for the six months ended May 31, 2013 from $7,050,000 for the six months ended May 31, 2012, a four percent decrease.  Our wholesale SG&A expense was lower in the six months ended May 31, 2013 as compared to the six months ended May 31, 2012 mostly due to a decrease in professional fees compared to the prior year period due to the effects of the restructuring of our office in Paris to a third party distribution model in April 2012 and no longer having the expenses associated with the operation of that office.

Our retail SG&A expense increased to $8,827,000 for the six months ended May 31, 2013 from $6,819,000 for the six months ended May 31, 2012, a 29 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating eight new retail stores since the second quarter of fiscal 2012.

Our corporate and other SG&A expense increased to $16,499,000 for the six months ended May 31, 2013 from $7,904,000 for the six months ended May 31, 2012, a 109 percent increase.  Our corporate and other SG&A expense includes general overhead associated with running our operations.  Our increase in corporate and other SG&A expenses was primarily attributable to the contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the agreement with Mr. Dahan, as discussed above.

Operating (Loss) Income

We had operating loss of $4,273,000 for the six months ended May 31, 2013 compared to operating income of $4,871,000 for the six months ended May 31, 2012.  Our shift to an operating loss from operating income was mostly due to the additional contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 within our corporate and other expenses.  Our wholesale operating income increased to $12,420,000 for the six months ended May 31, 2013 from $11,952,000 for the six months ended May 31, 2012, a four percent increase.  Our retail operating income shifted to an operating loss of $194,000 for the six months ended May 31, 2013 compared to operating income of $823,000 for the six months ended May 31, 2012.

Interest Expense

Our combined interest expense decreased to $197,000 for the six months ended May 31, 2013 from $214,000 for the six months ended May 31, 2012, an eight percent decrease.  Our interest expense consists of interest expense from our factoring facility and inventory lines of credit.  This decrease in interest expense is mostly due to a lower average loan balances during the six months ended May 31, 2013 under our factoring facility and inventory lines of credit.

Income Tax

Our effective tax rate was an expense of a negative 17 percent for the six month period ended May 31, 2013 compared to an expense of 53 percent for the six month period ended May 31, 2012.  The difference in the effective tax rate between the periods was primarily due to losses associated with recording the contingent consideration buy-out expense of $8,732,000 in connection with the agreement entered into with Mr. Dahan in February 2013.  Differences between our effective tax rate and statutory tax rate were primarily due to the permanent book/tax difference associated with this contingent consideration expense and state taxes.

Net (Loss) Income and Comprehensive (Loss) Income

Our net loss was $5,215,000 for the six months ended May 31, 2013 compared to net income of $2,212,000 for the six months ended May 31, 2012.  Our shift to a net loss from net income in the prior year period was mostly due to the contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the agreement with Mr. Dahan, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory. For the six months ended May 31, 2013, we generated $2,150,000 of cash flow in operations and used $913,000 in investing activities for purchases of property and equipment.  Cash flow from financing activities consisted of $1,396,000 in factored borrowings, the payment of $888,000 in contingent consideration buy-out payments, the payment of $255,000 for taxes on restricted stock units and received $27,000 in proceeds from the exercise of stock options.  Our cash balance increased to $14,943,000 as of May 31, 2013.

We are dependent on credit arrangements with suppliers and factoring and inventory based agreements for working capital needs. From time to time, we have conducted equity financing through private placement transactions and obtained increases in our cash availability from CIT Commercial Services, a unit of CIT Group Inc., or CIT, through guarantees by certain related parties.

Our primary methods to obtain the cash necessary for operating needs were through the sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable are sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allows us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT currently permits us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT has the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of May 31, 2013, our cash availability with CIT was approximately $1,528,000. This amount fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets are pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks are not encumbered.

The accounts receivable agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days’ written notice prior to September 30, 2013, or thereafter upon 60 days’ written notice provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations are paid under both agreements or if an event of default occurs as defined in the agreement.

We pay to CIT a factoring rate of 0.55 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we bear the credit risk as a result of the amendment to the factoring agreements.  The interest rate associated with borrowings under the inventory lines and factoring facility is 0.25 percent plus the Chase prime rate.  As of May 31, 2013, the Chase prime rate was 3.25 percent.

We have also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of May 31, 2013, we had a net loan balance of $11,397,000 with CIT for factored receivables, a loan balance of $4,122,000 for inventory advances and no letters of credit outstanding.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of May 31, 2013, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2013 and November 30, 2012 was $650,000 and $557,000, respectively, for non-factored accounts receivables.

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

The additional merger consideration, or contingent consideration, was paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments were likely to be paid. At the end of each quarter, any overpayments were offset against future payments and any significant underpayments are made.

Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, accounting for consideration transferred to settle a contingency based on earnings or other performance measures, certain criteria were used to determine whether contingent consideration based on earnings or other performance measures should be accounted for as (1) adjustment of the purchase price of the acquired enterprise or (2) compensation for services, use of property or profit sharing.  The determination of how to account for the contingent consideration is a matter of judgment that depends on the relevant facts and circumstances.  The advanced contingent consideration payments were accounted for as operating expense.

In February 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments previously made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments will be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represented the net present value of the total fixed amount that Mr. Dahan is entitled to receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.

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

Item 4.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2013, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                                                Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 as filed with the SEC and the additional risk factors below.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K and below are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our proposed acquisition of Hudson is subject to closing conditions that may not be satisfied.

On July 15, 2013, we announced the execution of a stock purchase agreement with Hudson and its stockholders to acquire all of its outstanding equity interests. The transaction is subject to a number of conditions that must be satisfied before it can be completed, including our ability to obtain financing necessary to consummate the acquisition on terms and conditions reasonably satisfactory to us and obtaining the necessary third party consents, and if those conditions are not satisfied or waived, the acquisition may not be completed.

Failure to complete the acquisition of Hudson could negatively impact our stock price and our future business and financial results.

If the acquisition is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•                  we will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed;

•                  matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

•                  any failure to complete the acquisition could subject us to litigation.

If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

We will take on substantial additional indebtedness to finance the acquisition.

Upon completion of the acquisition, we will increase our indebtedness which will include acquisition debt financing of approximately $80,000,000 and the assumption of Hudson’s outstanding debt obligations. The financial and other covenants that we agree to in connection with such indebtedness and our increased indebtedness and higher debt-to-equity ratio in comparison to our recent historical levels could, among other things, reduce our flexibility to respond to changing business and economic conditions and increase our borrowing costs.

We will incur significant transaction and acquisition-related costs in connection with the acquisition.

We expect to incur a number of non-recurring costs associated with integrating the operations of Hudson.  The substantial majority of non-recurring expenses resulting from the acquisition will be comprised of transaction costs related to the acquisition, facilities and systems consolidation costs and employment related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of Hudson’s business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The acquisition may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

We currently anticipate that the acquisition will be accretive to our consolidated earnings per share in the future. This expectation is based on preliminary estimates which may materially change after the completion of the acquisition. Our ability to realize such benefits will depend on our ability to successfully and efficiently integrate Hudson’s business and operations. Even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance we will realize anticipated revenue and earnings enhancements from the acquisition of Hudson.

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

Item 6.                                                         Exhibits.

Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Amendment to Factoring Agreement dated June 28, 2013 by and between Joe’s Jeans Subsidiary Inc. and The CIT Group/Commercial Services, Inc.	Exhibit 10.1 on Current Report on For 8-K filed on July 3, 2013

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and six months ended May 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at May 31, 2013 and November 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2013 and 2012, (iv) Condensed Consolidated Statements Stockholders’ Equity as of May 31, 2013 and 2012 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

JOE’S JEANS INC.

July 15, 2013	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

July 15, 2013	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1	Amendment to Factoring Agreement dated June 28, 2013 by and between Joe’s Jeans Subsidiary Inc. and The CIT Group/Commercial Services, Inc.	Exhibit 10.1 on Current Report on For 8-K filed on July 3, 2013

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1*

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and six months ended May 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at May 31, 2013 and November 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2013 and 2012, (iv) Condensed Consolidated Statements Stockholders’ Equity as of May 31, 2013 and 2012 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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