Form 10-Q
period 2013-08-31
JOE'S JEANS INC.
filed 2013-10-15
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2013 was 68,483,214.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2013	November 30, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,015	$13,426
Accounts receivable, net	1,515	812
Inventories, net	33,655	31,318
Deferred income taxes, net	3,051	3,051
Prepaid expenses and other current assets	710	641
Total current assets	54,946	49,248

Property and equipment, net	6,637	6,683
Goodwill	3,836	3,836
Intangible assets	24,000	24,000
Deferred income taxes, net	665	665
Other assets	1,734	1,592

Total assets	$91,818	$86,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,061	$10,893
Contingent consideration buy-out payable-short term	3,033	—
Due to factor	3,398	1,402
Due to related parties	—	195
Total current liabilities	18,492	12,490

Contingent consideration buy-out payable-long term	4,020	—
Deferred rent	2,260	1,795
Total liabilities	24,772	14,285

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 68,812 shares issued and 68,483 outstanding (2013) and 67,294 shares issued and 66,965 outstanding (2012)	6,884	6,732
Additional paid-in capital	107,404	106,747
Accumulated deficit	(44,151)	(38,649)
Treasury stock, 329 shares	(3,091)	(3,091)
Total stockholders’ equity	67,046	71,739

Total liabilities and stockholders’ equity	$91,818	$86,024

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	(unaudited)		(unaudited)
Net sales	$29,385	$30,304	$89,689	$84,906
Cost of goods sold	16,540	16,486	49,024	44,444
Gross profit	12,845	13,818	40,665	40,462

Operating expenses
Selling, general and administrative	12,619	10,778	34,946	31,935
Depreciation and amortization	521	363	1,555	979
Contingent consideration buy-out expense	—	—	8,732	—
	13,140	11,141	45,233	32,914
Operating (loss) income	(295)	2,677	(4,568)	7,548
Interest expense	116	63	313	277
(Loss) income before provision for taxes	(411)	2,614	(4,881)	7,271
Income tax (benefit) expense	(124)	1,224	621	3,669
Net (loss) income and comprehensive (loss) income	$(287)	$1,390	$(5,502)	$3,602

(Loss) earnings per common share - basic	$(0.00)	$0.02	$(0.08)	$0.06

(Loss) earnings per common share - diluted	$(0.00)	$0.02	$(0.08)	$0.05

Weighted average shares outstanding
Basic	67,413	65,676	67,038	65,319
Diluted	67,413	66,756	67,038	66,273

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2013	August 31, 2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$4,319	$2,554

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,509)	(1,520)
Net cash used in investing activities	(1,509)	(1,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from factor, net	1,996	(553)
Proceeds from exercise of options	27	20
Payment of contingent consideration buy-out	(1,684)	—
Payment of taxes on restricted stock units	(560)	(413)
Net cash used in financing activities	(221)	(946)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,589	88

CASH AND CASH EQUIVALENTS, at beginning of period	13,426	12,690

CASH AND CASH EQUIVALENTS, at end of period	$16,015	$12,778

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2011	65,477	$6,550	$105,512	$(44,214)	$(3,091)	$64,757
Net income and comprehensive income (unaudited)	—	—	—	3,602	—	3,602
Exercise of stock options (unaudited)	20	2	18	—	—	20
Stock-based compensation, net of withholding taxes (unaudited)	—	—	985	—	—	985
Issuance of restricted stock (unaudited)	1,686	169	(169)	—	—	—
Balance, August 31, 2012 (unaudited)	67,183	$6,721	$106,346	$(40,612)	$(3,091)	$69,364

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739
Net loss and comprehensive loss (unaudited)	—	—	—	(5,502)	—	(5,502)
Exercise of stock options (unaudited)	22	2	25	—	—	27
Stock-based compensation, net of withholding taxes (unaudited)	—	—	782	—	—	782
Issuance of restricted stock (unaudited)	1,496	150	(150)	—	—	—
Balance, August 31, 2013 (unaudited)	68,812	$6,884	$107,404	$(44,151)	$(3,091)	$67,046

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and nine months ended August 31, 2013 and 2012 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2012 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products.  Our primary current operating subsidiary is Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary.  Our primary assets include all rights, title and interest in the intellectual property, including the trademarks, related to the Joe’s®, Joe’s Jeans™ and JD® brand and marks, or the Joe’s Brand.  All significant inter-company transactions have been eliminated.  We operate in two primary business segments:  Wholesale and Retail.  Our Wholesale segment is comprised of sales to retailers, specialty stores and distributors and includes expenses from marketing, sales, distribution and customer service departments.  Also, some international sales are made directly to wholesale customers who operate retail stores.  Our Retail segment is comprised of sales directly to consumers through full-price retail stores, outlet stores and through the www.joesjeans.com/shop internet site.  We opened our first full price retail store in October 2008 in Chicago, Illinois. As of the date of the filing of this Quarterly Report, we operate 14 full price retail stores and 20 outlet stores in outlet centers around the country.  Our Corporate and other  is comprised of expenses from corporate operations, which include the executive, finance, legal, and human resources departments, design, production and general advertising expense to support the Joe’s® brand.  See “Note 11 – Subsequent Events” for a discussion of our significant acquisition of Hudson Clothing Holdings, Inc., a Delaware corporation, or Hudson.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8.03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 31, 2013 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2013.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

NOTE 3 – ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE TO FACTOR

As of August 31, 2013, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due to factor consist of the following (in thousands):

	August 31, 2013	November 30, 2012
Non-recourse receivables assigned to factor	$17,442	$20,964
Client recourse receivables	182	24
Total receivables assigned to factor	17,624	20,988

Allowance for customer credits	(2,356)	(2,442)
Net loan balance from factored accounts receivable	(13,154)	(14,166)
Net loan balance from inventory advances	(5,512)	(5,782)
Due to factor	$(3,398)	$(1,402)

Non-factored accounts receivable	$2,013	$1,369
Allowance for customer credits	(271)	(323)
Allowance for doubtful accounts	(227)	(234)
Accounts receivable, net of allowance	$1,515	$812

Of the total amount of receivables sold by us as of August 31, 2013 and November 30, 2012, we hold the risk of payment of $182,000 and $24,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services

As of August 31, 2013, our Joe’s Jeans Subsidiary was party to an accounts receivable factoring agreement and an inventory security agreement with CIT.  The accounts receivable agreement gave us the ability to obtain cash by selling to CIT certain of our accounts receivable and the inventory security agreement gave us the ability to obtain advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivables were sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT permitted us to sell our accounts receivables at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT had the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers.  In addition, cross guarantees were executed by and among us and all of our parent and subsidiaries to guarantee each entity’s obligations.  In connection with the agreements with CIT, certain assets are pledged to CIT, including all of the inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, our trademarks were not encumbered.

As of August 31, 2013, the accounts receivable agreement could be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days’ written notice prior to September 30, 2013, or thereafter upon 60 days’ written notice provided that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  The inventory agreement may be terminated once all obligations were paid under both agreements or if an event of default occurred as defined in the agreement.

As of August 31, 2013, we paid to CIT a factoring rate of 0.55 percent for accounts for which CIT had the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we had the credit risk.  The interest rate associated with borrowings under the inventory lines and factoring facility was 0.25 percent plus the Chase prime rate.  As of August 31, 2013, the Chase prime rate was 3.25 percent.

In the event we needed additional funds, we also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.  As of August 31, 2013, we did not have any letters of credit outstanding.

In connection with the acquisition of Hudson that we completed on September 30, 2013, we entered into an Amended and Restated Factoring Agreement, in addition to a Revolving Credit Agreement with CIT and a Term Loan Credit Agreement with Garrison Loan Agency Services LLC, or Garrison.  See “Note 11 – Subsequent Events” for a further discussion of the acquisition and new financing arrangements.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2013	November 30, 2012

Finished goods	$19,827	$19,887
Finished goods consigned to others	488	363
Work in progress	2,249	1,732
Raw materials	12,440	10,687
	35,004	32,669
Less allowance for obsolescence and slow moving items	(1,349)	(1,351)
	$33,655	$31,318

We did not record any charges to our inventory reserve allowance for the three and nine months ended August 31, 2013 or year ended November 30, 2012.

NOTE 5 –RELATED PARTY TRANSACTIONS

As of August 31, 2013 and November 30, 2012, our related party balance consisted of amounts due to certain related parties, as further described below, as follows (in thousands):

	August 31, 2013	November 30, 2012

Due to related parties
Joe Dahan	$—	$195
Total due to related parties	$—	$195

As of August 31, 2013 and November 30, 2012, we did not have any amounts due from related parties.

Joe Dahan

Since the acquisition of the Joe’s® Brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  At the time of the acquisition, pursuant to ASC 805 – Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  See “Note 9 – Original Commitments and Contingencies - Contingent Consideration Payments and Contingent Consideration Buy-out Agreement” for a further discussion on the original contingent consideration payments.  For the three months ended August 31, 2013 and 2012, expenses of $0 and $462,000, respectively, and for the nine months ended August 31, 2013 and 2012, expenses of $311,000 and $1,394,000, respectively, were recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.

On February 18, 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement.  This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement.  The payments will also be made over an accelerated time period until November 2015 instead of October 2017.  Under the agreement, from February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represented the net present value of the total fixed amount that Mr. Dahan would be entitled to receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.  Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.  On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, and Garrison as agent under the Term Loan Facility and all of our loan parties entered into an earnout subordination agreement, or the Earnout Subordination Agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, or security in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the Revolving Facility and the Term Loan Facility.  We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the Revolving Credit Agreement or the Term Loan Credit Agreement.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis.  For the three and nine months ended August 31, 2013, we paid Ms. Dahan $47,000 and $114,000, respectively, under this arrangement.  This arrangement may be terminated at any time by the parties.  Mr. Dahan is not a party to this arrangement and we do not consider this arrangement material to us.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended August 31, 2013 and 2012, payments of $131,000 and $137,000, respectively, and for the nine months ended August 31, 2013 and 2012, payments of $373,000 and $396,000, respectively were made to Mr. Albert Dahan under this arrangement.

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three and nine months ended August 31, 2013, we recognized $278,000 and $612,000, respectively in royalty income under the license agreement.  For the three and nine months ended August 31, 2012, we recognized $80,000 in royalty income under the license agreement.

NOTE 6– EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Basic earnings (loss) per share computation:
Numerator:
Net income (loss) and comprehensive (loss) income	$(287)	$1,390	$(5,502)	$3,602
Denominator:
Weighted average common shares outstanding	67,413	65,676	67,038	65,319
Income (loss) per common share - basic
Net (loss) income and comprehensive (loss) income	$(0.00)	$0.02	$(0.08)	$0.06

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss) and comprehensive (loss) income	$(287)	$1,390	$(5,502)	$3,602
Denominator:
Weighted average common shares outstanding	67,413	65,676	67,038	65,319
Effect of dilutive securities:
Restricted shares, RSU’s and options	—	1,080	—	954
Dilutive potential common shares	67,413	66,756	67,038	66,273

Income (loss) per common share - dilutive
Net income (loss) and comprehensive (loss) income	$(0.00)	$0.02	$(0.08)	$0.05

For the three months ended August 31, 2013 and 2012, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 3,569,517 and 728,290, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the nine months ended August 31, 2013, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 3,569,517 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

For the nine months ended August 31, 2012, currently exercisable options, unvested restricted shares and unvested RSUs in the aggregate of 1,178,852 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2013, shares reserved for future issuance include (i) 775,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 1,839,719 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,499,220 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Incentive Plans

In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees.  After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan.  As of August 31, 2013, no options remained outstanding under the 2000 Director Plan.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2013, there were 3,499,220 shares remaining available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2012, there was a total of $438,000 and $1,342,000 of stock based compensation expense recognized during the three and nine months ended August 31, 2013, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2013 (in actual amounts) for service as a member:

	August 31, 2013
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—

Exercise prices for all options outstanding as of August 31, 2013 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.02	100,000	2.5
$1.58 - $1.63	225,000	1.0
$5.91	450,000	1.8

	775,000	1.6

The following table summarizes stock option activity by plan for the nine months ended August 31, 2013 and 2012, (in actual amounts). There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—
Outstanding and exercisable at August 31, 2013	775,000	775,000	—

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(20,000)	—	(20,000)
Outstanding and exercisable at August 31, 2012	828,290	775,000	53,290

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2013	775,000	$4.03	1.6	$23,000

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(20,000)	1.00
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2012	828,290	$3.86	2.5	$—

Weighted average per option fair value of options granted during the year		N/A

As of August 31, 2013, there was $2,081,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2011 and November 30, 2012, and changes during the nine months ended August 31, 2013 and 2012, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2012	1,265,118	2,713,605	3,978,723	$0.90	$0.89
Granted	—	631,059	631,059	—	1.02
Issued	(310,320)	(1,075,165)	(1,385,485)	0.92	0.89
Cancelled	—	(426,749)	(426,749)	—	0.89
Forfeited	—	(3,031)	(3,031)	—	0.70
Outstanding at August 31, 2013	954,798	1,839,719	2,794,517	$0.90	$0.93

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,601,395	2,272,176	0.64	0.69
Issued	(86,727)	(1,015,156)	(1,101,883)	1.65	0.83
Cancelled	—	(523,744)	(523,744)	—	0.88
Forfeited	—	(29,193)	(29,193)	—	0.80
Outstanding at August 31, 2012	1,048,664	2,576,030	3,624,694	$0.85	$0.88

In the three months ended August 31, 2013, we did not grant any RSUs.  In the nine months ended August 31, 2013, we granted 631,059 RSUs.  In the three and nine months ended August 31, 2013, we (i) issued 407,567 and 1,385,485 shares of restricted stock and common stock to holders of RSUs, respectively in connection with the vesting of RSUs, (ii) withheld, canceled or forfeited 187,738 and 429,779 RSUs, respectively, and (iii) issued 21,794 shares upon exercise of options.

In the three months ended August 31, 2012, we did not grant any shares of restricted stock or RSUs.  In the nine months ended August 31, 2012, we granted 2,272,176 shares of restricted stock or RSUs. In the three and nine months ended August 31, 2012, we issued 557,056 and 1,101,883 shares of common stock to holders of restricted stock and RSUs and we withheld, canceled or forfeited 316,013 and 552,937 RSUs, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Original Contingent Consideration Payments and Contingent Consideration Buy-out Agreement

Since the acquisition of the Joe’s® Brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017.  Mr. Dahan was entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; (iv) one percent of the gross profit above $40,501,000.  The payments were paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments were likely to be paid.  At the end of each quarter, any overpayments were offset against future payments and any significant underpayments were made.  No payments were made if the gross profit was less than $11,250,000.  “Gross Profit” is defined as net sales of the Joe’s® brand less cost of goods sold.  See “Note 5 — Related Party Transactions” for payments made to Mr. Dahan.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  On February 18, 2013, we entered into a new agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement.  See “Note 5 — Related Party Transactions” for a description of the contingent consideration buy-out agreement with Mr. Dahan, including the amount and payment terms under this new agreement.

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

As of August 31, 2013, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2013	Remainder of the year	$1,685
2014		6,821
2015		6,925
2016		6,927
2017		6,893
Thereafter		23,388
		$52,639

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Nine months ended
	(dollar values in thousands)
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012

Net sales:
Wholesale	$23,060	$24,778	$70,513	$68,527
Retail	6,325	5,526	19,176	16,379
	$29,385	$30,304	$89,689	$84,906

Gross profit:
Wholesale	$8,633	$9,911	$27,820	$28,913
Retail	4,212	3,907	12,845	11,549
	$12,845	$13,818	$40,665	$40,462

Operating (loss) income:
Wholesale	$5,157	$6,514	$17,577	$18,466
Retail	(524)	140	(718)	963
Corporate and other	(4,928)	(3,977)	(21,427)	(11,881)
	$(295)	$2,677	$(4,568)	$7,548

	Nine months ended
	August 31, 2013	August 31, 2012
Capital expenditures:
Wholesale	$18	$923
Retail	1,491	566
Corporate and other	—	31
	$1,509	$1,520

	August 31, 2013	November 30, 2012
Total assets:
Wholesale	$52,566	$52,543
Retail	11,255	8,823
Corporate and other	27,997	28,032
	$91,818	$89,398

NOTE 11 — SUBSEQUENT EVENTS

On July 15, 2013, we announced the execution of a Stock Purchase Agreement with Hudson Clothing Holdings, Inc., a Delaware corporation, or Hudson, Fireman Capital CPF Hudson Co-Invest LP, a Delaware limited partnership, or Fireman, Peter Kim, Paul Cardenas, Tony Chu, and certain optionholders of Hudson named therein, pursuant to which we agreed to acquire all of the outstanding equity interests in Hudson.  On September 30, 2013, we completed the acquisition of Hudson and purchased all of the outstanding equity interests for an aggregate purchase price of approximately $97.2 million, consisting of $64.8 million in cash and approximately $32.4 million in Convertible Notes, which we refer to collectively as the Acquisition, subject to a working capital adjustment within 45 days of closing.

In addition, in connection with the Acquisition, we, along with our Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC subsidiaries, as “Borrowers”, or the Borrowers, and certain of our other subsidiaries as “Guarantors” entered into (i) a revolving credit agreement, or the “Revolving Credit Agreement”, with CIT as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto, and (ii) a term loan credit agreement, or the Term Loan Credit Agreement, with Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto, or Garrison.  In addition, we entered into an amended and restated factoring agreement with CIT that amends and restates our existing factoring agreement.

The Convertible Notes were issued with different interest rates and conversion features for Hudson’s management stockholders and Fireman, respectively.  Interest on the Convertible Notes will be paid in a combination of cash and additional paid in kind notes, or PIK Notes.  Convertible Notes in an aggregate principal amount of approximately $22.9 million were issued to Hudson’s management stockholders, or the Management Notes. The Management Notes are structurally and contractually subordinated to our senior debt and mature on March 31, 2019.  The Management Notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10% per annum, which will be payable 7.68% in cash and 2.32% in PIK Notes, or PIK Interest, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10% per annum, which interest will payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928% per annum, which interest will be payable in cash.  Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of the following conditions:  (i) the issuance of our financial statements and our consolidated subsidiaries for the fiscal quarter ending November 30, 2014 and for each fiscal quarter occurring thereafter, (ii) the “Leverage Ratio” (as defined in the Term Loan Credit Agreement) as of the most recently ended fiscal quarter is less than 3.21x to 1.00 and (iii) the “Excess Availability” (as defined in the Term Loan Credit Agreement) as of such date shall not be less than $18,000,000 (which Excess Availability may be comprised of up to $4,000,000 in Unrestricted Cash (as defined in the Term Loan Credit Agreement)).  If such conditions are not satisfied as of any interest payment date, then the cash component of such interest payment will be payable 7.68% in cash and the remainder will be payable in PIK Interest.  The Management Notes become convertible by each of the holders beginning two years after the closing of the Acquisition and ending March 31, 2019, into shares of our common stock, $0.10 par value, or Common Stock, cash, or a combination of cash and Common Stock, at our election.

The approximately $9.6 million in aggregate principal amount of convertible notes issued to Fireman, or the Fireman Note, and together with the Management Notes; collectively, we will refer to them as the Buyer Notes, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman Note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5% per annum, which will be payable 3.0% in cash and 3.5% in PIK Notes, again the PIK Interest,  (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5% per annum, which interest will payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7.0% per annum, which interest will be payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of the following conditions:  (i) the issuance of the financial statements of our and our consolidated subsidiaries for the fiscal quarter ending November 30, 2014 and for each fiscal quarter occurring thereafter, (ii) the “Leverage Ratio” (as defined in the Term Loan Credit Agreement) as of the most recently ended fiscal quarter is less than 3.00x to 1.00 and (iii) the “Excess Availability” (as defined in the Term Loan Credit Agreement) as of such date shall not be less than $18,000,000 (which Excess Availability may be comprised of up to $4,000,000 in Unrestricted Cash (as defined in the Term Loan Credit Agreement)).  If such conditions are not satisfied as of any interest payment date, then the cash component of such interest payment will be payable 3.0% in cash and the remainder shall be payable in PIK Interest. The Fireman Note will become convertible by the holder beginning 366 days after the closing of the Acquisition and ending March 31, 2019 into shares of Common Stock, cash, or a combination of cash and Common Stock, at our election.

Each of the Buyer Notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18.2 million shares of our Common Stock, subject to receipt of stockholder approval to comply with NASDAQ rules, which we have agreed to seek after the closing of the Acquisition.  The Fireman Note may be converted at its sole election and the Management Notes may be converted at either a majority of the holders’ election or individually, depending on the holder.  We will also seek stockholder approval to increase the number of authorized shares, if necessary. Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13.6 million shares of Common Stock.  If the we elect to pay cash with respect to a conversion of the Buyer Notes, the amount of cash to be paid per share shall equal (a) the number of shares of Common Stock issuable upon such conversion multiplied by (b) the average of the closing prices for the Common Stock over the 20 trading day period immediately preceding the notice of conversion.  We will have the right to prepay all or any portion of the principal amount of the Buyer Notes at any time by paying 103% of the principal amount of the portion of any Management Notes subject to prepayment or 100% of the principal amount of the portion of the Fireman Note subject to prepayment.  Certain of our stockholders holding approximately 23% of the voting power have each entered into a letter solely between such stockholder and us to vote in favor of authorizing us to issue, at our election, the maximum amount of shares of Common Stock upon conversion of the Buyer Notes, the approval of an amendment to our Certificate of Incorporation to increase the amount of authorized shares of Common Stock in an amount sufficient to permit the issuance of the Common Stock upon conversion of all Buyers Notes and approve any other matters related to the Acquisition.  The Buyer Notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the Revolving Facility and the Term Loan Facility (as discussed below).

In addition, we also entered into the Registration Rights Agreement with the holders of the Buyer Notes. Pursuant to the Registration Rights Agreement, we will provide certain demand registration rights to register the shares of Common Stock issuable upon conversion of the Buyer Notes at any time following the 20 month anniversary of the date of the Registration Rights Agreement (or, in the case of Fireman, the 10 month anniversary of the date of the Registration Rights Agreement), any holder or group of holders that, together with its or their affiliates, or collectively, a Demanding Stockholder,  holds more than 20% of the shares issued or issuable pursuant to the Buyer Notes, or the Registrable Shares, will have the right to require us to prepare and file a registration statement on Form S-1 or S-3 or any similar form or successor to such forms under the Securities Act, or any other appropriate form under the Securities Act or the Exchange Act for the resale of all or part of its Registrable Shares.  The Demanding Stockholders will collectively have the right to require up to two registration statements on Form S-1 and an unlimited number of registration statements on Form S-3.  Additionally, the Registration Rights Agreement allows for piggy back registration rights, subject to certain limitations as described therein, which allows each holder of Registrable Shares to participate in the registration statement each time we or another holder of Registrable Shares proposes to conduct a sale of Common Stock to the public.

The Acquisition will be recorded as of September 30, 2013 and the results of Hudson will be reflected in our results from that date forward. We will record all identifiable assets acquired and liabilities assumed as of the Acquisition date at fair value.

Revolving Credit Agreement

The Revolving Credit Agreement provides for a revolving credit facility, or the Revolving Facility, with up to $50,000,000 of lender commitments, including the revolving A-1 commitment , or the Revolving A-1 Commitment, of up to $1,000,000 and the revolving A commitment, or the Revolving A Commitment, of up to $50,000,000 minus the Revolving A-1 Commitment.  Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by the revolving lenders, all as specified in the Revolving Credit Agreement.  The Revolving Facility also provides for swingline loans, up to $5 million sublimit, and letters of credit, up to $1 million sublimit.  Proceeds from advances under the Revolving Facility may be used (i) to finance a portion of the consideration for the Acquisition, (ii) to pay fees and expenses, and (iii) for working capital needs and general corporate purposes.

All unpaid loans under the Revolving Facility mature on September 30, 2018.  We have the right at any time and from time to time to (i) terminate the commitments under the Revolving Facility in full and (ii) prepay any borrowings under the Revolving Facility, in whole or in part, without terminating or reducing the commitment under the Revolving Facility; provided, however, in connection with the termination of the commitment under the Revolving facility in full prior to the second anniversary of the date of the Revolving Credit Agreement, we are required to pay a prepayment fee.

The Revolving Facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by us, including a first-priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including principally intellectual property, owned by us, which secures the Term Loan Facility (as defined below) on a first-priority basis.

Advances under the Revolving Facility are in the form of either base rate loans or LIBOR rate loans.  The interest rate for base rate loans under the Revolving A Commitment fluctuates and is equal to (x) the greatest, or the Alternate Base Rate, of (a) JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50%; and (c) the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under “Money Rates”, or the 90-Day LIBO Rate,  plus 1.0%, in each case, plus (y) 1.5%.  The interest rate for LIBOR rate loans under the Revolving A Commitment is equal to the 90-Day LIBO Rate per annum plus 2.5%.  The interest rate for base rate loans and LIBOR rate loans under the Revolving A-1 Commitment is equal to (i) Alternate Base Rate plus 2.5% and (ii) the 90-Day LIBO Rate plus 3.5%, respectively.  Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date.  Among other fees, we pay a commitment fee of 0.25% per annum (due quarterly) on the average daily amount of the unused revolving commitment under the Revolving Facility.  We also pay fees with respect to any letters of credit issued under the Revolving Facility.

The Revolving Facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the Revolving Credit Agreement.

In addition, the Revolving Credit Agreement requires us to (a) maintain (i) at all times availability under the Revolving Facility of not less than $5.0 million and (ii) at all times the sum of availability under the Revolving Facility plus up to $2.5 million of unrestricted cash of not less than $7.5 million; and (b) maintain a minimum Fixed Charge Coverage Ratio calculated for each four fiscal quarter period at levels set forth in the Revolving Credit Agreement.

Term Loan Credit Agreement

The Term Loan Credit Agreement provides for term loans, or the Term Loans or Term Loan Facility, of $60,000,000, which have been fully funded to us.  The Term Loan proceeds may be used (i) to finance a portion of the consideration for the Acquisition, (ii) to pay fees and expenses, and (iii) for working capital needs and general corporate purposes.

All Term Loans mature on September 30, 2018.  The terms of the Term Loan Agreement allow us to prepay the Term Loans at any time, in whole or in part, subject to the payment of a prepayment fee (if applicable).

In addition, we are required to make prepayments of the Term Loans out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee (if applicable) as set forth above.

The Term Loan Facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by us, including a first-priority lien on the Term Loan Priority Collateral and a second-priority lien on the Revolving Credit Priority Collateral.

The interest rate for the Term Loans fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75%.  Interest on the Term Loan Facility is payable on the first day of each calendar month and the maturity date.

The Term Loan Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the Term Loan Credit Agreement.

In addition, the Term Loan Credit Agreement also requires us to maintain (a) (i) at all times, availability under the Revolving Credit Facility of not less than $5 million and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the Revolving Credit Facility plus up to $2.5 million of unrestricted cash of not less than $7.5 million; (b) a minimum fixed charge coverage ratio, (c) a minimum EBITDA, and (d) a leverage ratio not more than maximum leverage coverage ratio as set forth in the Term Loan Credit Agreement.

Earnout Subordination Agreement

On September 30, 2013, Joe Dahan, CIT, and Garrison as agent under the Term Loan Facility and all of our loan parties entered into an earnout subordination agreement, or the Earnout Subordination Agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the Revolving Facility and the Term Loan Facility. We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the Revolving Credit Agreement or the term Loan Credit Agreement.

Amended and Restated Factoring Agreement

On September 30, 2013, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement with CIT, which replaces all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we have sold and assigned to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings under the factoring facility will be equal to the interest rate then in effect for “Revolving A Loans” pursuant to the Revolving Credit Agreement. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter.  The Amended and Restated Factoring Agreement remains effective until it is terminated.

Item 2.                                               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, our ability to successfully integrate the business of Hudson Clothing Holdings, Inc., or Hudson, and realize cost savings and any other benefits or synergies; unexpected costs or unexpected liabilities that may arise from the transaction; the inability to retain key personnel; the diversion of management’s time and attention from our ongoing business during the integration of Hudson; the impact of the acquisition on our stock price; the anticipated benefits of the acquisition on our financial results, business performance and product offerings; the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect; continued acceptance of our product, product demand, competition, capital adequacy, general economic conditions; the potential inability to raise additional capital if required; and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2012, or Annual Report, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month periods ended August 31, 2013 and 2012.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

For 2013, we believe that our growth drivers will be dependent upon the performance of our retail stores, continued increases from our international and men’s sales, sales from our else™ brand, performance of our licensees under their respective agreements for children’s products and shoes and enhancement of products available to our customer’s branded with our Joe’s® name and logos.  In the beginning of fiscal 2012, we operated 22 retail stores, five of which were full price stores and 17 of which were outlet stores.  During fiscal 2012, we added six retail stores, four of which were full price retail stores and two of which were outlet stores.  In fiscal 2013, we added five full price retail stores and one outlet store.  Collectively, since the end of our third quarter of fiscal 2012 and the end of our third quarter of fiscal 2013, we have opened eight new stores, seven full price stores and one outlet store.  As of the date of the filing of this Quarterly Report, we operate 14 full price retail stores and 20 outlet stores in outlet centers around the country.  We continue to look for additional leases for further expansion.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license the Joe’s® brand for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  We have also developed other product lines at lower price points to enhance our business.  In addition, on September 30, 2103, we acquired Hudson, a designer and marketer of women’s and men’s premium branded denim apparel.  Hudson will operate as a wholly owned subsidiary and we expect the acquisition to enhance our sales and operating income as we integrate their operations into ours to realize cost savings and other operational benefits or synergies.

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

On July 15, 2013, we announced the execution of a Stock Purchase Agreement with Hudson and each of the stockholders of Hudson named therein, pursuant to which we agreed to acquire all of the outstanding equity interests in Hudson.  On September 30, 2013, we completed the acquisition of Hudson and purchased all of the outstanding equity interests for an aggregate purchase price consisting of approximately $64.8 million in cash and approximately $32.4 million in convertible notes. We also issued promissory notes, bearing no interest, for approximately $1.2 million in aggregate principal amount payable on April 1, 2014 to certain optionholders of Hudson.  We funded the acquisition through a combination of the convertible notes, a revolving credit facility and term loan.  In connection with these agreements, we have certain restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures with certain exceptions.  In addition, all of our assets, including our trademarks, are pledged as collateral under the loans.  Hudson will continue to operate its brand separately, as a wholly owned subsidiary; however, we expect to integrate some of the non-design and marketing functions into ours.

Comparison of Three Months Ended August 31, 2013 to Three Months Ended August 31, 2012

	Three months ended
	(dollar values in thousands)
	August 31, 2013	August 31, 2012	$ Change	% Change

Net sales	$29,385	$30,304	$(919)	(3)%
Cost of goods sold	16,540	16,486	54	0%
Gross profit	12,845	13,818	(973)	(7)%
Gross margin	44%	46%

Selling, general & administrative	12,619	10,778	1,841	17%
Depreciation & amortization	521	363	158	44%
Operating (loss) income	(295)	2,677	(2,972)	(111)%

Interest expense	116	63	53	84%
(Loss) income before provision for taxes	(411)	2,614	(3,025)	(116)%

Income tax (benefit) expense	(124)	1,224	(1,348)	(110)%

Net (loss) income and comprehensive (loss) income	$(287)	$1,390	$(1,677)	(121)%

Three Months Ended August 31, 2013 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	August 31, 2013	August 31, 2012	$ Change	% Change

Net sales:
Wholesale	$23,060	$24,778	$(1,718)	(7)%
Retail	6,325	5,526	799	14%
	$29,385	$30,304	$(919)	(3)%

Gross profit:
Wholesale	$8,633	$9,911	$(1,278)	(13)%
Retail	4,212	3,907	305	8%
	$12,845	$13,818	$(973)	(7)%

Operating (loss) income:
Wholesale	$5,157	$6,514	$(1,357)	(21)%
Retail	(524)	140	(664)	(474)%
Corporate and other	(4,928)	(3,977)	(951)	(24)%
	$(295)	$2,677	$(2,972)	(111)%

For the three months ended August 31, 2013, or the third quarter of fiscal 2013, our net sales decreased to $29,385,000 from $30,304,000 for the three months ended August 31, 2012, or the third quarter fiscal 2012, a three percent decrease.  We had an operating loss of $295,000 compared to operating income of $2,677,000 for the third quarter of fiscal 2012, a 111 percent decrease.

Net Sales

Our overall net sales decreased to $29,385,000 for the third quarter of fiscal 2013 from $30,304,000 for the third quarter of fiscal 2012, a three percent decrease.

More specifically, our wholesale net sales decreased to $23,060,000 for the third quarter of fiscal 2013 from $24,778,000 for the third quarter of fiscal 2012, a seven percent decrease.  This decrease in our wholesale sales is primarily attributed to a $2,155,000, or 75 percent decrease in sales from our else™ brand sold primarily to Macy’s and an $99,000 or a one percent decrease, in Joe’s® men’s domestic sales.  These decreases were offset by an increase of $497,000 in Joe’s® women’s domestic sales and licensing revenue.

Our retail net sales increased to $6,325,000 for the third quarter of fiscal 2013 from $5,526,000 for the third quarter of fiscal 2012, a 14 percent increase.  The primary driver for this increase was the positive impact of additional sales due to the opening of eight additional stores between the end of the third quarter of fiscal 2012 and the end of our third quarter of fiscal 2013.  Same store sales, which are stores opened at least 12 months, including our e-shop, were a negative six percent on a comparative basis between the two periods, due to strong sales in the third quarter of fiscal 2012 from sales from our colored denim trend offerings.

Gross Profit

Our gross profit decreased to $12,845,000 for the third quarter of fiscal 2013 from $13,818,000 for the third quarter of fiscal 2012, a seven percent decrease.  Our overall gross margin decreased to 44 percent for the third quarter of fiscal 2013 from 46 percent for the third quarter of fiscal 2012.  Our overall gross margin for the third quarter of fiscal 2013 was negatively impacted by the decline in our wholesale and retail gross margins, as discussed below.

Our wholesale gross profit decreased to $8,633,000 for the third quarter of fiscal 2013 from $9,911,000 for the third quarter of fiscal 2012, a 13 percent decrease.  Our wholesale gross profit decreased for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due to a $1,718,000 decrease in wholesale sales.  Our wholesale gross margin declined to 37 percent for the third quarter of fiscal 2013 compared to 40 percent for the prior year period.  The wholesale gross margins continue to be impacted by our product placement mix with our wholesale customers and declined due to a shift in the product mix from higher margin fashion products to core basics, as we cycled out of the color trend in fiscal 2013.

Our retail gross profit increased to $4,212,000 for the third quarter of fiscal 2013 from $3,907,000 for the third quarter of fiscal 2012, an eight percent increase, due to a $799,000 increase in overall sales from the addition of eight new stores.  Our gross margin was 67 percent for the third quarter of fiscal 2013 compared to 71 percent for the third quarter of fiscal 2012, primarily due to heavy promotional activity in the retail channel in the third quarter of fiscal 2013 compared to 2012.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $13,140,000 for the third quarter of fiscal 2013 from $11,141,000 for the third quarter of fiscal 2012, an 18 percent increase.  Our SG&A include expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expense in connection with the Hudson acquisition and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $3,476,000 for the third quarter of fiscal 2013 which was comparable to third quarter of fiscal 2012 SG&A expense of $3,397,000, or a two percent increase.

Our retail SG&A expense increased to $4,736,000 for the third quarter of fiscal 2013 from $3,767,000 for the third quarter of fiscal 2012, a 26 percent increase.  Our retail SG&A expense increased mostly due to the addition of costs associated with opening and operating eight additional stores between the end of the third quarter of fiscal 2012 and the end of our third quarter of fiscal 2013.

Our corporate and other SG&A expense increased to $4,928,000 for the third quarter of fiscal 2013 from $3,977,000 for the third quarter of fiscal 2012, a 24 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations and professional fees and other transaction expenses associated with the acquisition of Hudson.  Our increase in corporate and other SG&A expenses was primarily attributable to $1,265,000 of transaction expenses in connection with the purchase agreement entered into with Hudson in July 2013.  These increases were partially offset by $462,000 decrease in expense associated with our earn-out due to the new agreement entered into with Mr. Dahan in February 2013.

Operating (Loss) Income

We had an operating loss of $295,000 for the third quarter of fiscal 2013 compared to operating income of $2,677,000 for the third quarter of fiscal 2012, a 111 percent decrease.  Our shift to an operating loss from operating income was mostly due to lower wholesale sales and higher SG&A expenses related to the increase in our retail store base and professional fees and transaction expenses associated with the acquisition of Hudson.

Our wholesale operating income decreased to $5,157,000 in the third quarter of fiscal 2013 from $6,514,000 for the third quarter of fiscal 2012, a 21 percent decrease.  We had a retail operating loss of $524,000 in the third quarter of fiscal 2013 compared to operating income of $140,000 in the third quarter of fiscal 2012.  Corporate operating loss increased to $4,928,000 for the third quarter of fiscal 2013 from $3,977,000 for the third quarter of fiscal 2012.

Interest Expense

Our interest expense increased to $116,000 for the third quarter of fiscal 2013 from $63,000 for the third quarter of fiscal 2012, an 84 percent increase.  Our interest expense is primarily associated with interest expense from our factoring facility and inventory lines of credit used to help support our working capital needs.  We maintained slightly higher average loan balances under our factoring facility and inventory lines of credit in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, thus increasing our interest expense.

Income Tax

Our effective tax rate was 30 percent for the third quarter of fiscal 2013 compared to 47 percent for the third quarter of fiscal 2012.  The reduced income tax expense for the third quarter of fiscal 2013 resulted from losses associated with recording the contingent consideration buy-out expense of $8,732,000 in connection with the agreement entered into with Mr. Dahan in February 2013 as previously discussed.  Differences between our effective tax rate and statutory tax rate are primarily due to state taxes and permanent book/tax differences related to our executive compensation.

Net (Loss) Income and Comprehensive (Loss) Income

We generated a net loss of $287,000 for the third quarter of fiscal 2013 compared to net income of $1,390,000 for the third quarter of fiscal 2012.  Our shift to a net loss from net income was mostly due to an increase in SG&A expense associated with professional fees and other transaction expenses in connection with our acquisition of Hudson and expenses related to our retail operations.

Comparison of Nine Months Ended August 31, 2013 to Nine Months Ended August 31, 2012

	Nine months ended
	(dollar values in thousands)
	August 31, 2013	August 31, 2012	$ Change	% Change

Net sales	$89,689	$84,906	$4,783	6%
Cost of goods sold	49,024	44,444	4,580	10%
Gross profit	40,665	40,462	203	1%
Gross margin	45%	48%

Selling, general & administrative	34,946	31,935	3,011	9%
Depreciation & amortization	1,555	979	576	59%
Contingent consideration buy-out expense	8,732	—	8,732	N/A
Operating (loss) income	(4,568)	7,548	(12,116)	(160)%

Interest expense	313	277	36	13%
(Loss) income before provision for taxes	(4,881)	7,271	(12,152)	(167)%

Income tax expense	621	3,669	(3,048)	(83)%

Net (loss) income	$(5,502)	$3,602	$(9,104)	(253)%

Nine Months Ended August 31, 2013 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 31, 2013	August 31, 2012	$ Change	% Change

Net sales:
Wholesale	$70,513	$68,527	$1,986	3%
Retail	19,176	16,379	2,797	17%
	$89,689	$84,906	$4,783	6%

Gross profit:
Wholesale	$27,820	$28,913	$(1,093)	(4)%
Retail	12,845	11,549	1,296	11%
	$40,665	$40,462	$203	1%

Operating income (loss):
Wholesale	$17,577	$18,466	$(889)	(5)%
Retail	(718)	963	(1,681)	175%
Corporate and other	(21,427)	(11,881)	(9,546)	(80)%
	$(4,568)	$7,548	$(12,116)	(161)%

For the nine months ended August 31, 2013, our net sales increased to $89,689,000 from $84,906,000 for the nine months ended August 31, 2012, a six percent increase.  We had an operating loss of $4,568,000 for the nine months ended August 31, 2013 compared to operating income of $7,548,000 for the nine months ended August 31, 2012.

Net Sales

Our net sales increased to $89,689,000 for the nine months ended August 31, 2013 compared to $84,906,000 for the nine months ended August 31, 2012, a six percent increase.

More specifically, our wholesale net sales increased to $70,513,000 for the nine months ended August 31, 2013 from $68,527,000 for the nine months ended August 31, 2012, a three percent increase.  This increase in our wholesale sales can be mostly attributed to an increase of $3,773,000, or 25 percent, in overall sales from our Joe’s® men’s domestic channel.  These increases were offset by a decrease of $1,222,000, or 24 percent, in sales from our else™ brand and a decrease of $380,000, or one percent, in Joe’s® women’s domestic sales.

Our retail net sales increased to $19,176,000 for the nine months ended August 31, 2013 from $16,379,000 for the nine months ended August 31, 2012, an 17 percent increase.  The primary drivers for this increase were the positive impact of additional sales due to the opening of eight additional stores since the third quarter of fiscal 2012.  Same store sales, which are stores opened at least 12 months, including our e-shop, were a negative four percent on a comparative basis between the two periods, due to strong sales in fiscal 2012 from our colored denim trend offerings.

Gross Profit

Our gross profit increased to $40,665,000 for the nine months ended August 31, 2013 from $40,462,000 for the nine months ended August 31, 2012, a one percent increase.  Our overall gross margin decreased to 45 percent for the nine months ended August 31, 2013 from 48 percent for the nine months ended August 31, 2012.  Our overall gross margin shift was a combination of more promotional activity in our retail channel and product placement mix with our wholesale customers during the nine months ended August 31, 2013 compared to the nine months ended August 31, 2012.

Our wholesale gross profit decreased to $27,820,000 for the nine months ended August 31, 2013 from $28,913,000 for the nine months ended August 31, 2012, a four percent decrease.  Our wholesale gross margin decreased by two percentage points to 40 percent from 42 percent.  Our wholesale gross margin continued to be impacted by our product placement mix with our wholesale customers and declined due to a shift in the product mix from higher margin fashion products to core basics, as we cycled out of the color trend in fiscal 2013.

Our retail gross profit increased to $12,845,000 for the nine months ended August 31, 2013 from $11,549,000 for the nine months ended August 31, 2012, an 11 percent increase, due primarily to a $2,797,000  increase in retail sales.  Our retail gross margin decreased by four percentage points to 67 percent from 71 percent in the prior year comparative period due to an increased level of promotional activity at our retail outlet stores.

Selling, General and Administrative Expense, including Depreciation and Amortization and Contingent Consideration Buy-out Expense

SG&A expenses increased to $45,233,000 for the nine months ended August 31, 2013 from $32,914,000 for the nine months ended August 31, 2012, a 37 percent increase.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, payments of contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expenses in connection with the acquisition of Hudson, and depreciation and amortization.  In addition, our SG&A for the nine months ended August 31, 2013 includes expenses incurred in connection with the agreement with Mr. Dahan that fixed his contingent consideration payments and in the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense.  This amount represented the net present value of the total fixed amount that Mr. Dahan would be entitled to receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation that due to Mr. Dahan.  Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount.

Our wholesale SG&A expense decreased to $10,243,000 for the nine months ended August 31, 2013 from $10,447,000 for the nine months ended August 31, 2012, a two percent decrease.  Our wholesale SG&A expense was lower in the nine months ended August 31, 2013 as compared to the nine months ended August 31, 2012 mostly due to a decrease in professional fees compared to the prior year period due to the effects of the restructuring of our office in Paris to a third party distribution model in April 2012 and no longer having the expenses associated with the operation of that office.

Our retail SG&A expense increased to $13,563,000 for the nine months ended August 31, 2013 from $10,586,000 for the nine months ended August 31, 2012, a 28 percent increase.  Our retail SG&A expense was impacted by the addition of costs associated with opening and operating eight new retail stores since the third quarter of fiscal 2012.

Our corporate and other SG&A expense increased to $21,427,000 for the nine months ended August 31, 2013 from $11,881,000 for the nine months ended August 31, 2012, an 80 percent increase.  Our corporate and other SG&A expense includes general overhead associated with running our operations.  Our increase in corporate and other SG&A expenses was primarily attributable to the contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the agreement with Mr. Dahan, as discussed above and $1,265,000 of professional fees and other transaction expenses in connection with the purchase agreement entered into with Hudson in July 2013.

Operating (Loss) Income

We had operating loss of $4,568,000 for the nine months ended August 31, 2013 compared to operating income of $7,548,000 for the nine months ended August 31, 2012.  Our shift to an operating loss from operating income was mostly due to higher SG&A expenses related to the additional contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 and $1,265,000 of professional fees and other transaction expenses in connection with the purchase agreement entered into with Hudson in July 2013, as well as higher operating expenses related to the increase in our retail store base.  Our wholesale operating income decreased to $17,577,000 for the nine months ended August 31, 2013 from $18,466,000 for the nine months ended August 31, 2012, a five percent decrease.  Our retail operating income shifted to an operating loss of $718,000 for the nine months ended August 31, 2013 compared to operating income of $963,000 for the nine months ended August 31, 2012.

Interest Expense

Our combined interest expense increased to $313,000 for the nine months ended August 31, 2013 from $277,000 for the nine months ended August 31, 2012, an 13 percent increase.  Our interest expense consists of interest expense from our factoring facility and inventory lines of credit.  This increase in interest expense is mostly due to a higher average loan balances during the nine months ended August 31, 2013 under our factoring facility and inventory lines of credit.

Income Tax

Our effective tax rate was a benefit of a 13 percent for the nine months ended August 31, 2013 compared to an expense of 50 percent for the nine months ended August 31, 2012.  The difference in the effective tax rate between the periods was primarily due to losses associated with recording the contingent consideration buy-out expense of $8,732,000 in connection with the agreement entered into with Mr. Dahan in February 2013.  Differences between our effective tax rate and statutory tax rate were primarily due to the permanent book/tax difference associated with this contingent consideration expense, executive compensation and state taxes.

Net (Loss) Income and Comprehensive (Loss) Income

Our net loss was $5,502,000 for the nine months ended August 31, 2013 compared to net income of $3,062,000 for the nine months ended August 31, 2012.  Our shift to a net loss from net income in the prior year period was mostly due to the contingent consideration buy-out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the agreement with Mr. Dahan, $1,265,000 of professional fees and other transaction expenses in connection with the purchase agreement entered into with Hudson in July 2013, as well as higher operating expenses related to the increase in our retail store base, as discussed above.

Liquidity and Capital Resources

As of August 31, 2013, our primary sources of liquidity were: (i) cash from sales of our products; and (ii) sales from accounts receivable factoring facilities and advances against inventory.  Beginning on September 30, 2013, in connection with the acquisition of Hudson, we entered into an amended and restated accounts receivable factoring facility and revolving credit agreement with CIT Commercial Services, a unit of CIT Group Inc., or CIT, that provided advances to us for eligible accounts and eligible inventory up to $50,000,000, based upon the value of the eligible accounts and inventory less any reserves that may be imposed by CIT.  The initial proceeds from the advances under this facility were used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition, as well as may be used for working capital needs and other general corporate purposes.  The facility matures on September 30, 2018.

For the nine months ended August 31, 2013, we generated $4,319,000 of cash flow in operations and used $1,509,000 in investing activities for purchases of property and equipment.  Cash flow from financing activities consisted of $1,996,000 in factored borrowings, the payment of $1,684,000 in contingent consideration buy-out payments, the payment of $560,000 for taxes on restricted stock units and received $27,000 in proceeds from the exercise of stock options.  Our cash balance increased to $16,015,000 as of August 31, 2013.

As of August 31, 2013, our primary methods to obtain the cash necessary for operating needs were through sales of Joe’s® products, sales of our accounts receivable pursuant to our factoring agreements, obtaining advances under our inventory security agreements with CIT and utilizing existing cash balances.  The accounts receivable were sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  In addition, the inventory agreement allowed us to obtain advances for up to 50 percent of the value of certain eligible inventory.  CIT permitted us to sell our accounts receivable at the maximum level of 85 percent and allows advances of up to $6,000,000 for eligible inventory.  CIT had the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to these agreements and to impose surcharges on our rates for certain of our customers.  As further assurance to CIT, cross guarantees were executed by and among us and all of our subsidiaries to guarantee each entity’s obligations.  As of August 31, 2013, our cash availability with CIT was approximately $1,477,000. This amount fluctuated on a daily basis based upon invoicing and collection related activity by CIT on our behalf.  In connection with both of the agreements with CIT, most of our tangible assets were pledged to CIT, including all inventory, merchandise, and/or goods, including raw materials through finished goods and receivables. Our trademarks were not encumbered under the original factoring and inventory security agreements.

As of August 31, 2013, the accounts receivable agreement could be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days’ written notice prior to September 30, 2013, or thereafter upon 60 days’ written notice provided that the minimum factoring fees have been paid for the respective period, or if CIT failed to fund us for five consecutive days.  The inventory agreement could be terminated once all obligations are paid under both agreements or if an event of default occurred as defined in the agreement.  In connection with the acquisition of Hudson, we entered into an Amended and Restated Factoring Facility and Revolving Credit Agreement with CIT and a Term Loan Credit Agreement with Garrison.

As of August 31, 2013, we paid to CIT a factoring rate of 0.55 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we bear the credit risk as a result of the amendment to the factoring agreements.  As of August 31, 2013, the interest rate associated with borrowings under the inventory lines and factoring facility was 0.25 percent plus the Chase prime rate.  As of August 31, 2013, the Chase prime rate was 3.25 percent.

We also established a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to cash availability on our inventory line of credit.

As of August 31, 2013, we had a net loan balance of $13,154,000 with CIT for factored receivables, a loan balance of $5,512,000 for inventory advances and no letters of credit outstanding.

Capital Needs for the Remainder of Fiscal 2013

For the remainder of fiscal 2013, our primary capital needs are for (i) operating expenses; (ii) payments, including interest, required to be made under our Amended and Restated Factoring Facility, Revolving Credit Agreement, Term Loan Credit Agreement and Convertible Notes; (iii) working capital necessary to fund inventory purchases; (iv) capital expenditures to support additional retail store openings and integration costs with Hudson; (v) financing extensions of trade credit to our customers; (vi) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him; and (vii) payments for transaction expenses associated with the acquisition of Hudson.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our Revolving Credit Agreement with CIT.

Based on our cash on hand, cash flow from operations and the expected borrowing availability under the Revolving Credit Agreement with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for the remainder of fiscal 2013.  However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements.  However, there can be no assurance that other financings will be available if needed.  Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income (losses) from operations.

Financing Arrangements Related to the Acquisition of Hudson

In connection with the Acquisition, we, along with our Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC subsidiaries, as “Borrowers”, or the Borrowers, and certain of our other subsidiaries as “Guarantors” entered into (i) a revolving credit agreement, or the Revolving Credit Agreement, with CIT as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto, and (ii) a term loan credit agreement, or the Term Loan Credit Agreement, with Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto, or Garrison.  We also issued approximately $32.4 million in convertible notes and promissory notes, bearing no interest, for approximately $1.2 million in aggregate principal amount payable on April 1, 2014 to certain optionholders of Hudson.

The Convertible Notes were issued with different interest rates and conversion features for Hudson’s management stockholders and Fireman Capital CPF Hudson Co-Invest LP, a Delaware limited partnership, or Fireman, respectively.  Interest on the convertible notes will be paid in a combination of cash and additional paid in kind notes, or the PIK Notes.  Convertible Notes in an aggregate principal amount of approximately $22.9 million were issued to Hudson’s management stockholders, or the Management Notes.  The Management Notes are structurally and contractually subordinated to our senior debt and mature on March 31, 2019.  The Management Notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10% per annum, which will be payable 7.68% in cash and 2.32% in PIK Notes, or PIK Interest, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10% per annum, which interest will payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928% per annum, which interest will be payable in cash.  Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of the following conditions:  (i) the issuance of our financial statements and our consolidated subsidiaries for the fiscal quarter ending November 30, 2014 and for each fiscal quarter occurring thereafter, (ii) the “Leverage Ratio” (as defined in the Term Loan Credit Agreement) as of the most recently ended fiscal quarter is less than 3.21x to 1.00 and (iii) the “Excess Availability” (as defined in the Term Loan Credit Agreement) as of such date shall not be less than $18,000,000 (which Excess Availability may be comprised of up to $4,000,000 in Unrestricted Cash (as defined in the Term Loan Credit Agreement)).  If such conditions are not satisfied as of any interest payment date, then the cash component of such interest payment will be payable 7.68% in cash and the remainder will be payable in PIK Interest.  The Management Notes become convertible by each of the holders beginning two years after the closing of the Acquisition and ending March 31, 2019 into shares of our common stock, $0.10 par value, or Common Stock, cash, or a combination of cash and Common Stock, at our election.

The approximately $9.6 million in aggregate principal amount of convertible notes issued to Fireman, or the Fireman Note, and together with the Management Notes; collectively, we will refer to them as the Buyer Notes, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman Note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5% per annum, which will be payable 3.0% in cash and 3.5% in PIK Notes, again the PIK Interest,  (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5% per annum, which interest will payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7.0% per annum, which interest will be payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of the following conditions:  (i) the issuance of the financial statements of our and our consolidated subsidiaries for the fiscal quarter ending November 30, 2014 and for each fiscal quarter occurring thereafter, (ii) the “Leverage Ratio” (as defined in the Term Loan Credit Agreement) as of the most recently ended fiscal quarter is less than 3.00x to 1.00 and (iii) the “Excess Availability” (as defined in the Term

Loan Credit Agreement) as of such date shall not be less than $18,000,000 (which Excess Availability may be comprised of up to $4,000,000 in Unrestricted Cash (as defined in the Term Loan Credit Agreement)).  If such conditions are not satisfied as of any interest payment date, then the cash component of such interest payment will be payable 3.0% in cash and the remainder shall be payable in PIK Interest.  The Fireman Note will become convertible by the holder beginning 366 days after the closing of the Acquisition and ending March 31, 2019, into shares of Common Stock, cash, or a combination of cash and Common Stock, at our election.

Each of the Buyer Notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18.2 million shares of our Common Stock, subject to receipt of stockholder approval to comply with NASDAQ rules, which we have agreed to seek after the closing of the Acquisition.  The Fireman Note may be converted at its sole election and the Management Notes may be converted at either a majority of the holders’ election or individually, depending on the holder.  We will also seek stockholder approval to increase the number of authorized shares, if necessary.  Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13.6 million shares of Common Stock.  If the we elect to pay cash with respect to a conversion of the Buyer Notes, the amount of cash to be paid per share shall equal (a) the number of shares of Common Stock issuable upon such conversion multiplied by (b) the average of the closing prices for the Common Stock over the 20 trading day period immediately preceding the notice of conversion.  We will have the right to prepay all or any portion of the principal amount of the Buyer Notes at any time by paying 103% of the principal amount of the portion of any Management Notes subject to prepayment or 100% of the principal amount of the portion of the Fireman Note subject to prepayment.  Certain of our stockholders holding approximately 23% of the voting power have each entered into a letter solely between such stockholder and us to vote in favor of authorizing us to issue, at our election, the maximum amount of shares of Common Stock upon conversion of the Buyer Notes, the approval of an amendment to our Certificate of Incorporation to increase the amount of authorized shares of Common Stock in an amount sufficient to permit the issuance of the Common Stock upon conversion of all Buyers Notes and approve any other matters related to the Acquisition.  The Buyer Notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the Revolving Facility and the Term Loan Facility (as discussed below).

Amended and Restated Factoring Agreement

On September 30, 2013, in connection with the Acquisition, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement with CIT, which replaces all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we have sold and assigned to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings under the factoring facility will be equal to the interest rate then in effect for “Revolving A Loans” pursuant to the Revolving Credit Agreement. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter.  The Amended and Restated Factoring Agreement remains effective until it is terminated.

Revolving Credit Agreement

The Revolving Credit Agreement provides for a revolving credit facility, or the Revolving Facility, with up to $50,000,000 of lender commitments, including the revolving A-1 commitment , or the Revolving A-1 Commitment, of up to $1,000,000 and the revolving A commitment, or the Revolving A Commitment, of up to $50,000,000 minus the Revolving A-1 Commitment.  Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by the revolving lenders, all as specified in the Revolving Credit Agreement.  The Revolving Facility also provides for swingline loans, up to $5 million sublimit, and letters of credit, up to $1 million sublimit.  Proceeds from advances under the Revolving Facility may be used (i) to finance a portion of the consideration for the Acquisition, (ii) to pay fees and expenses, and (iii) for working capital needs and general corporate purposes.

All unpaid loans under the Revolving Facility mature on September 30, 2018.  We have the right at any time and from time to time to (i) terminate the commitments under the Revolving Facility in full and (ii) prepay any borrowings under the Revolving Facility, in whole or in part, without terminating or reducing the commitment under the Revolving Facility; provided, however, in connection with the termination of the commitment under the Revolving facility in full prior to the second anniversary of the date of the Revolving Credit Agreement, we are required to pay a prepayment fee as set forth below.

Period during which early termination occurs	Prepayment Fee

On or prior to the first anniversary of the date of the Revolving Credit Agreement	1.0% of the commitments terminated

After the first anniversary of the date of the Revolving Credit Agreement but on or prior to the second anniversary of the date of the Revolving Agreement	0.5% of the commitments terminated

The Revolving Facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by us, including a first-priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including principally intellectual property, owned by us, which secure the Term Loan Facility (as defined below) on a first-priority basis.

Advances under the Revolving Facility are in the form of either base rate loans or LIBOR rate loans.  The interest rate for base rate loans under the Revolving A Commitment fluctuates and is equal to (x) the greatest, or the Alternate Base Rate, of (a) JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50%; and (c) the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under “Money Rates”, or the 90-Day LIBO Rate,  plus 1.0%, in each case, plus (y) 1.5%.  The interest rate for LIBOR rate loans under the Revolving A Commitment is equal to the 90-Day LIBO Rate per annum plus 2.5%.  The interest rate for base rate loans and LIBOR rate loans under the Revolving A-1 Commitment is equal to (i) Alternate Base Rate plus 2.5% and (ii) the 90-Day LIBO Rate plus 3.5%, respectively.  Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date.  Among other fees, we pay a commitment fee of 0.25% per annum (due quarterly) on the average daily amount of the unused revolving commitment under the Revolving Facility.  We also pay fees with respect to any letters of credit issued under the Revolving Facility.

The Revolving Facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the Revolving Credit Agreement.

In addition, the Revolving Credit Agreement requires us to (a) maintain (i) at all times availability under the Revolving Facility of not less than $5.0 million and (ii) at all times the sum of availability under the Revolving Facility plus up to $2.5 million of unrestricted cash of not less than $7.5 million; and (b) maintain a minimum Fixed Charge Coverage Ratio calculated for each four fiscal quarter period at levels set forth in the Revolving Credit Agreement.

Term Loan Credit Agreement

The Term Loan Credit Agreement provides for term loans, or the Term Loans or Term Loan Facility, of $60,000,000, which have been fully funded to us.  The Term Loan proceeds may be used (i) to finance a portion of the consideration for the Acquisition, (ii) to pay fees and expenses, and (iii) for working capital needs and general corporate purposes.

All Term Loans mature on September 30, 2018.  The terms of the Term Loan Agreement allow us to prepay the Term Loans at any time, in whole or in part, subject to the payment of a prepayment fee (if applicable) as set forth below:

Period during which early payment or acceleration occurs	Prepayment Fee

On or prior to the first anniversary of the date of the Term Loan Agreement	3.0% of the Term Loans repaid or accelerated.

After the first anniversary of the date of the Term Loan Agreement, but on or prior to the second anniversary of the date of the Term Loan Agreement	2.00% of the Term Loans repaid or accelerated.

After the second anniversary of the date of the Term Loan Agreement but on or prior to the third anniversary of the date of the Term Loan Agreement	1.00% of the Term Loans repaid or accelerated.

In addition, we are required to make prepayments of the Term Loans out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee (if applicable) as set forth above.

The Term Loan Facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by us, including a first-priority lien on the Term Loan Priority Collateral and a second-priority lien on the Revolving Credit Priority Collateral.

The interest rate for the Term Loans fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75%.  Interest on the Term Loan Facility is payable on the first day of each calendar month and the maturity date.

The Term Loan Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the Term Loan Credit Agreement.

In addition, the Term Loan Credit Agreement also requires us to maintain (a) (i) at all times, availability under the Revolving Credit Facility of not less than $5 million and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the Revolving Credit Facility plus up to $2.5 million of unrestricted cash of not less than $7.5 million; (b) a minimum fixed charge coverage ratio, (c) a minimum EBITDA, and (d) a leverage ratio not more than maximum leverage coverage ratio as set forth in the Term Loan Credit Agreement.

Earnout Subordination Agreement

On September 30, 2013, Joe Dahan, CIT, and Garrison as agent under the Term Loan Facility and all of our loan parties entered into an earnout subordination agreement, or the Earnout Subordination Agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the Revolving Facility and the Term Loan Facility. We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the Revolving Credit Agreement or the term Loan Credit Agreement.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of August 31, 2013, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of August 31, 2013 and November 30, 2012 was $498,000 and $557,000, respectively, for non-factored accounts receivables.

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

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2013, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Risks associated with the completion of the Acquisition of Hudson.

We incurred substantial indebtedness to finance the Acquisition, which may decrease business flexibility and adversely affect financial results.

We incurred substantial indebtedness to finance the Acquisition, including approximately $32.4 million in the aggregate principal amount of convertible notes, a $50 million revolving credit facility and a $60 million senior term loan. In addition, Hudson is now a borrower and/or credit party under our new financing facilities.  In connection with these agreements, we have certain restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures with certain exceptions.  In addition, all of our assets, including our trademarks, are pledged as collateral under the loans.

The financial and other covenants to which we have agreed in connection with the incurrence of such debt, and our increased indebtedness and higher debt-to-equity ratio in comparison to that on a recent historical basis may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.  This may make us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants in the agreements may also limit our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements.  We will also be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes.

We have incurred, and will continue to incur significant transaction and acquisition-related costs in connection with the Acquisition.

We have incurred and expect to continue to incur a number of non-recurring costs associated with integrating the operations of Hudson.  The substantial majority of non-recurring expenses resulting from the acquisition have been and will be comprised of transaction costs related to the acquisition, facilities and systems consolidation costs and employment related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of Hudson’s business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

If we are unable to manage our growth after the addition of the Hudson business, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth related to the acquisition of Hudson. Over the past several years, both of Hudson and Joe’s have engaged in the identification of, and competition for, growth and expansion opportunities.  In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems.  If we are unable to manage our businesses effectively and profitably, our business and financial results could suffer.

The Acquisition may not achieve its intended results and could adversely affect our financial results.

We entered into the stock purchase agreement in connection with the Acquisition with the expectation that the Acquisition would result in various benefits, including, among other things, cost savings, operating efficiencies and growth opportunities.  Our ability to achieve the anticipated benefits of the Acquisition is subject to a number of uncertainties, including whether the business of Hudson is integrated in an efficient and effective manner.  Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial results and prospects.

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
2.1*

Stock Purchase Agreement, dated as of July 15, 2013, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., Fireman Capital CPF Hudson Co-Invest LP, Peter Kim, Paul Cardenas, Tony Chu, and certain optionholders of Hudson Clothing Holdings, Inc. named therein

Exhibit 2.1 on Current Report on Form 8-K filed on July 19, 2013, File No. 000-18926

2.2*	Amendment No. 1 to Stock Purchase Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Inc., Fireman Capital CPF Hudson Co-Invest LP and Peter Kim	Exhibit 2.2 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

4.1	Form of Buyer Notes	Exhibit 4.1 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.1	First Amendment to Gross Lease Agreement by and between Mass Transit Properties, LLC and Joe’s Jeans Inc. dated August 23, 2013	Exhibit 10.1 on Current Report on Form 8-K filed on August 28, 2013, File No. 000-18926

10.2	Registration Rights Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Inc. and the investors named therein	Exhibit 10.1 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.3	Form of Voting Letters	Exhibit 10.1 on Current Report on Form 8-K filed on July 19, 2013, File No. 000-18926

10.4

Revolving Credit Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto

Exhibit 10.3 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.5

Term Loan Credit Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto

Exhibit 10.4 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.6

Earnout Subordination Agreement, dated as of September 30, 2013, by and among Mr. Joseph M. Dahan, The CIT Group/Commercial Services, Inc., as agent under the Revolving Facility, Garrison Loan Agency Services LLC, as agent under the Term Loan Facility and the loan parties party thereto

Exhibit 10.5 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.7	Amended and Restated Factoring Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc., Hudson Clothing, LLC, and The CIT Group/Commercial Services Inc.	Exhibit 10.6 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.8

Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto and Garrison Loan Agency Services LLC, as administrative agent and collateral agent

Exhibit 10.7 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.9

Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent

Exhibit 10.8 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.10	Employment Agreement, dated as of July 15, 2013, by and between Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.9 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.11	Non-Competition Agreement, dated as July 15, 2013, by and among Joe’s Jeans, Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.10 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended August 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at August 31, 2013 and November 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012, (iv) Condensed Consolidated Statements Stockholders’ Equity as of August 31, 2013 and 2012 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

* Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any such exhibit or schedule, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

October 15, 2013	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

October 15, 2013	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
2.1*

Stock Purchase Agreement, dated as of July 15, 2013, by and among Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., Fireman Capital CPF Hudson Co-Invest LP, Peter Kim, Paul Cardenas, Tony Chu, and certain optionholders of Hudson Clothing Holdings, Inc. named therein

Exhibit 2.1 on Current Report on Form 8-K filed on July 19, 2013, File No. 000-18926

2.2*	Amendment No. 1 to Stock Purchase Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Inc., Fireman Capital CPF Hudson Co-Invest LP and Peter Kim	Exhibit 2.2 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

4.1	Form of Buyer Notes	Exhibit 4.1 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.1	First Amendment to Gross Lease Agreement by and between Mass Transit Properties, LLC and Joe’s Jeans Inc. dated August 23, 2013	Exhibit 10.1 on Current Report on Form 8-K filed on August 28, 2013, File No. 000-18926

10.2	Registration Rights Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Inc. and the investors named therein	Exhibit 10.1 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.3	Form of Voting Letters	Exhibit 10.1 on Current Report on Form 8-K filed on July 19, 2013, File No. 000-18926

10.4

Revolving Credit Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto

Exhibit 10.3 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.5

Term Loan Credit Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto

Exhibit 10.4 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.6

Earnout Subordination Agreement, dated as of September 30, 2013, by and among Mr. Joseph M. Dahan, The CIT Group/Commercial Services, Inc., as agent under the Revolving Facility, Garrison Loan Agency Services LLC, as agent under the Term Loan Facility and the loan parties party thereto

Exhibit 10.5 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.7	Amended and Restated Factoring Agreement, dated as of September 30, 2013, by and among Joe’s Jeans Subsidiary, Inc., Hudson Clothing, LLC, and The CIT Group/Commercial Services Inc.	Exhibit 10.6 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.8

Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto and Garrison Loan Agency Services LLC, as administrative agent and collateral agent

Exhibit 10.7 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.9

Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent

Exhibit 10.8 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.10	Employment Agreement, dated as of July 15, 2013, by and between Joe’s Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.9 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

10.11	Non-Competition Agreement, dated as July 15, 2013, by and among Joe’s Jeans, Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.10 on Current Report on Form 8-K filed on October 4, 2013, File No. 000-18926

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended August 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at August 31, 2013 and November 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and 2012, (iv) Condensed Consolidated Statements Stockholders’ Equity as of August 31, 2013 and 2012 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

* Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any such exhibit or schedule, or any section thereof, to the SEC upon request.