Form 10-K
period 2013-11-30
JOE'S JEANS INC.
filed 2014-02-13
CIK 844143

Use these links to rapidly review the document

PART IV
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock on The Nasdaq Stock Market, LLC as of May 31, 2013, was approximately $89,492,000.00.

         The number of shares of the registrant's common stock outstanding as of February 13, 2014 was 68,730,977.

         Documents incorporated by reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOE'S JEANS INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2013

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

        Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Annual Report. In particular, certain risks and uncertainties that we face include, but are not limited to, risks associated with:

  •
  the risk that we incurred substantial indebtedness to finance the acquisition of Hudson Clothing Holdings, Inc. and its subsidiaries, or collectively, Hudson which may decrease our business flexibility and adversely affect our financial results;

  •
  the risk that we may not be able to remain in compliance with the financial covenants under our financing agreements and that we pledged all our tangible and intangible assets as collateral under these agreements;

  •
  the risk that we incurred and will continue to incur significant transaction and acquisition related costs in connection with the acquisition and integration of Hudson into our business plan;

  •
  the risk that our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock;

  •
  the risk that we will be unsuccessful in integrating Hudson and achieving our intended results as a result of the acquisition of Hudson;

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

  •
  our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace;

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

        We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report, except as may be required by law. As used in this Annual Report, the terms "we," "us," "our," "Joe's®," "Hudson®," "Hudson" and "Joe's Jeans" refer to Joe's Jeans Inc. and our subsidiaries and affiliates, which includes our wholly owned subsidiary, Hudson and its subsidiaries, unless the context indicates otherwise. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

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

        On September 30, 2013, we acquired all of the outstanding equity interests in Hudson, a designer and marketer of women's and men's premium branded denim apparel, for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount payable on April 1, 2014 to certain option holders of Hudson. This acquisition provides us with an additional proven premium denim brand and enhances our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and creates the potential for improved purchasing authority with current and future vendors and other operational efficiencies. The acquired business represents approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately three percent of consolidated net loss for the year ended November 30, 2013.

        Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe's® and Hudson®. Joe's® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. Hudson® was established in 2002 and is similarly recognized as a premier designer and marketer of women's and men's premium branded denim apparel. We sell our products through our own retail stores and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

        Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, shoes, belts and leather goods produced by us or under various license agreements, and we receive royalty payments based upon net sales from licensees. Our Hudson® product line includes women's, men's and children's denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe's®, we expect to look into offering a range of products under the Hudson® brand name.

        In October 2008, we opened our first full price Joe's® branded retail store in Chicago, Illinois. We currently operate 11 full price Joe's® retail stores and 19 Joe's® outlet stores in outlet centers, shopping malls and street locations around the country. We believe that retail stores enhance our net sales and gross profit and the outlet stores allow us to sell our overstock or slow moving items at higher profit margins. We continue to look for additional leases for further expansion, but have no signed leases for store openings in 2014 or beyond.

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

        During fiscal 2013, we recognized growth through increases in our retail sales, our Joe's® wholesale sales and the addition of sales from our acquisition of Hudson. We acquired Hudson on September 30, 2013 and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date. Therefore, our results of operations for the fiscal year 2013 are not necessarily indicative of future results. However, we expect the acquisition to enhance our sales and operating income as we integrate their operations into ours to realize cost savings and other operational benefits or synergies.

Principal Products and Revenue Sources

        Our principal apparel products bear the Joe's® and Hudson® brand name. Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, shoes, belts and leather goods produced by us or under various license agreements. If we license a category, we receive royalty payments based upon net sales from licensees. Joe's® women's product line represents our largest source of revenue and consists primarily of denim jeans and pants in a variety of different fits, fabrics, washes and detailing in addition to a full collection of items. Every season, we offer new and core basic styles to appeal to trendsetters and fashion-forward consumers. We believe our attention to fitting different body types gives us an advantage in the marketplace, as we can offer the consumer a product designed and tailored to fit her needs. We have branded the different fit styles or we use descriptive terms so that the consumer can differentiate and choose from the variety carried by the retailer. Our fit styles include or have included over the years staple denim fits such as skinny, boot cut, cropped, relaxed, flared and boyfriend fits. We also offer another branded line, else™, sold primarily at Macy's.

        For our men's Joes® denim line, we carried over the concept from our women's line of offering a variety of different fits, fabrics, washes and detailing in our product selection. Similar to our women's line, we offer certain core basic styles every season in addition to new styles. We also brand or describe the fit styles for differentiation.

        Our Joe's® children's product offerings include basic denim bottoms, tops, t-shirts and jackets for infants, toddlers, girls and boys. Since 2009, we have licensed this category to a related party in exchange for certain guaranteed minimums and royalty payments based upon net sales. Through licensing, we believe that we are able to produce and sell these products without requiring any additional capital investment or incremental operating expenses.

        Our Hudson® product line includes women's, men's and children's denim jeans, pants and other bottoms. Similar to the evolution of Joe's®, we expect to look into offering a range of products under the Hudson® brand name.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of our Joe's® and Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. Our products are marketed to U.S. retailers through third party and company owned showrooms located in New York, Los Angeles and other major cities in the U.S. and to international retailers through international distributors, agents or licensed stores in the various countries. Our Retail segment is comprised of sales of our products to consumers through Joe's® full-price retail stores and outlet stores and through our retail internet sites for both our Joe's® and Hudson® products. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.

Product Design, Development and Sourcing

        Our Joe's® product development is managed internally by a team of designers led by Joe Dahan, our Creative Director, and our Hudson® product development is managed by head designer, Ben Taverniti. Each design team is responsible for the creation, development and coordination of the product group offerings within each collection. We typically develop four collections per year for spring, summer, fall/back-to-school, and winter/holiday, with certain core basic styles offered throughout the year. Both Joe Dahan and Ben Taverniti are instrumental parts of our design process. When we acquired both brands, we also assumed or entered into employment agreements with both designers. Neither the loss of Mr. Dahan nor Mr. Taverniti as an employee would change any rights we have to the brands they design, respectively. While each person's current employment agreement contains customary provisions related to continued employment, we believe that should either employee's employment terminate, we would be able to find alternative sources for the development and design of our products. See "Risk Factors—Our future success depends on our ability to attract and retain talented personnel and retain our key employees, including our chief executive officer and creative director."

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

Trademarks and License Agreements

        We own a variety of pending applications and registrations throughout the world for a variety of trademarks and service marks, in addition to the common law rights associated therewith for our various brands.

        For our Joe's® brand, these marks include the "Joe's" and "JD" logos and "Joe's Jeans" as applied to apparel, footwear and/or other fashion accessories in numerous classes as well as for retail store services for such goods. For our Hudson® brand, these marks include the "Hudson" and "Hudson" logos and "Let Yourself Go" as applied to apparel, as well as for online retail store services for such goods.

        In addition to the above, in the United States, we own five trademark registrations for certain pocket stitch designs for jeans for Joe's® and have two trademarks published for back pockets designs for Hudson®. As of February 13, 2014, we own approximately 12 U.S. trademark registrations (excluding the aforementioned five trademark registrations for certain pocket stitch designs for jeans), of which two are for Hudson® and three pending U.S. trademark applications (of which one application is for the mark else™ and two are for Hudson®). As of February 13, 2014, we also own a variety of registrations and pending applications for the above-referenced marks as applied to apparel, footwear, and related fashion accessories in various foreign jurisdictions throughout the world. More specifically, approximately 79 registrations have been issued in jurisdictions such as Australia, Canada, China, the European Community which comprises 28 member countries, Hong Kong, India, Japan, South Korea, Mexico, New Zealand, Norway, Russia, Switzerland and Turkey, with two of the aforementioned 57 "foreign registrations" are for else™ and 22 of the aforementioned 57 "foreign registrations" are for Hudson®. Moreover, we continue to prosecute 62 applications in China, the European Community, Kuwait, Philippines, Thailand, Turkey, and the United Arab Emirates that we believe are necessary in order to protect and enforce our rights abroad. Of the 62 "foreign applications", two applications are for else™ in China, one application is for else™ in the European Union, and one application is for else™ in Turkey.

        We also selectively license our Joe's® and Hudson® brands for certain product categories or for retail stores in foreign jurisdictions. Licensing categories broadens and enhances the products available under the brand name. In addition, we do not incur significant capital investments or incremental operating expenses while providing us with royalty payments on net sales or purchases of product for sale at the retail stores. There are certain minimum net sales that the licensees are required to meet, and the agreements generally have renewal rights. As of February 13, 2014, we had three active license agreements for children's products for both Joe's® and Hudson® and Joe's® shoes and three active licenses for the operation of Joe's® retail stores in Canada, Thailand and the Philippines.

Sales, Distribution and Outsourcing Agreements

        Domestically, we sell our products to retailers and specialty stores through independent third party showrooms located in Los Angeles and New York, through our own showrooms and through our own retail stores. At the showrooms, retailers review the latest collections offered and place orders. The showroom representatives provide us with purchase orders from the retailers and other specialty store buyers. Pursuant to our arrangement with each of the independent showrooms, we pay sales commissions at an agreed upon percentage of sales less discounts, returns and other credit allowances. We do not utilize a showroom for the sale of our else™ products, and our Hudson® products are sold through showrooms operated by us.

        We sell our products internationally through distributors in various countries that are managed by us and licensed stores. We believe that by working directly with our distributors abroad rather than through a third party master distributor, we exercise more control and guidance over sales. Further, we expect to benefit in sales and profitability over the long term from selling our products directly to the distributors. As we develop our internal structure to support our international business, we continue to evaluate our options and review relationships in the international marketplace to create a strategy to improve and grow international sales.

Advertising, Marketing and Promotion

        Our advertising campaigns for our brands have been limited to strategic placement of advertising in areas of high concentration of fashion advertising through billboard advertisement in Los Angeles, California, space on the tops of taxi cabs in New York City, print ads in magazines and on specialty online websites. We generally locate short-term billboard advertising space in various locations in and around New York City and Los Angeles. During fiscal 2013, we also placed ad campaigns in print magazines, such as InStyle, Elle, Vogue, Teen Vogue, Harper's, GQ and Vanity Fair, to support and promote our brands and products. In addition, we utilize a public relations firm to strategically place our products in magazines, editorials and with stylists. We also have an internal visual merchandiser who works with our retail stores and other customers to create the presentation of our products to enhance sales. For example, many of our customers' stores have denim focus areas located within a department that are dedicated to selling and showcasing our merchandise on a year-round basis.

Customers

        Our products are sold to consumers through high-end department stores and boutiques located throughout the world and through our own retail stores.

        We currently sell to domestic department stores such as Macy's Inc., which includes Bloomingdale's and Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue, Von Maur, Lord & Taylor, Dillard's and Belk stores and approximately 1,000 specialty retailers, which include American Rag, Amazon, Piperlime, Revolve Clothing, Scoop NYC and Shop Bop in the United States. We sell internationally to distributors and our products can be found in major retailers in countries such as France, Japan, Italy, Germany, Russia, Spain, Sweden and Turkey. In addition, we also sell prior season or excess merchandise to off-price retailers. We sell our else™ products primarily to Macy's, who then sells the product through its department stores and its Macy's.com website.

        The Joe's® website, www.joesjeans.com, and Hudson® website, www.hudsonjeans.com, have been established to promote and advance the brand's image and to allow consumers to review and purchase online the latest collection of products. The information available on both websites are not intended to be incorporated into this Annual Report. We currently use both online and print advertising to create brand awareness with customers as well as consumers.

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

        For fiscal 2013, our ten largest customers and customer groups accounted for approximately 64 percent of our net sales. We believe that we would be able to find alternative customers to purchase our products in the event of the loss of any of these existing customers. For example, our two largest customers are Nordstrom Inc. and Macy's Inc. and represent the only two customers that were over 10 percent of our net sales in fiscal 2013.

Seasonality of Business and Working Capital

        Products are designed and marketed primarily for four principal selling seasons: spring, summer, fall/back-to-school and winter/holiday. Typically, we have approximately a 12 to 14 week turnaround time between the time we book an order at a show and when we ship it. Our primary booking periods for the retail sales seasons are as follows:

Retail Sales Season	Primary Booking Period
Spring	September - November
Summer	November - March
Fall/Back-to-School	February - May
Winter/Holiday	June - August

        We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. A significant amount of our net sales are realized during the third and fourth quarter when we ship orders taken during earlier months. For fiscal 2013, we funded our liquidity needs through cash from operations and cash availability under our financing agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT and we plan to fund our liquidity needs through cash from operations and cash availability under our financing agreements with CIT in 2014. If sales are materially different from seasonal norms, our annual operating results could be materially affected. Accordingly, our results for the individual quarters are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion of our financing agreements with CIT.

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

Backlog

        Although we may, at any given time, have significant business booked in advance of ship dates, customers' purchase orders are typically filled and shipped within two to six weeks. As of November 30, 2013, we had backlog of $44,400,000 compared to $27,900,000 as of November 30, 2012. The amount of outstanding customer purchase orders at a particular time includes Hudson, as a result of the acquisition in September 2013 and is influenced by numerous factors, including the product mix, timing of the receipt and processing of customer purchase orders, shipping schedules for the product and specific customer shipping windows. Due to these factors, a comparison of outstanding customer purchase orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Competition

        The apparel industry in which we operate is fragmented and highly competitive in the United States and on a worldwide basis. We compete for consumers with a large number of apparel companies similar to ours. Our primary branded competitors include True Religion, Seven for All Mankind,

Citizens of Humanity and J Brand. We do not hold a dominant competitive position, and our ability to sell our products is dependent upon the anticipated popularity of our designs and brand name, the price and quality of our products and our ability to meet our customers' delivery schedules. We believe the range of fits and uniqueness of our designs differentiates us from our competitors and we believe that we are competitive with companies producing goods of like quality and pricing. We believe that we can maintain our competitive position through new product development, creating product identity and brand awareness and competitive pricing. Many of our competitors may possess greater financial, technical and other resources, and the intense competition and the rapid changes in consumer preferences constitute significant risk factors in our operations. As we expand globally, we will continue to encounter additional sources of competition. See "Risk Factors—We face intense competition in the denim industry."

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

        Our import operations are subject to international trade agreements and regulations such as the North American Free Trade Agreement and other bilateral textile agreements between the United States and a number of foreign countries, including Morocco, Hong Kong, China, Taiwan and Korea. Some of these agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Some of our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. In addition, exports of our products to certain countries are subject to quotas, duties, tariffs or other restrictions that could result in increases in the cost of our products generally and might adversely affect our sales and profitability.

Employees

        As of February 13, 2014, we had 561 total employees, which included 368 full-time, 190 part-time and three temporary employees. The increase in employees is primarily due to the acquisition of Hudson, who employed 132 total employees, which included 130 full-time, two part-time and no temporary employees. We consider our relationships with our employees to be good.

Financial Information about Geographic Areas

        See "Notes to Consolidated Financial Statements—Note 13—Segment Reporting and Operations by Geographical Areas" for discussion of financial information about geographical areas.

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

	2013	2012
United States	23.6%	20.8%
Mexico	57.2%	51.5%
Europe	1.3%	1.3%
Asia	18.0%	26.4%

	100%	100%

Available Information

        Our primary corporate website address is www.joesjeans.com. We make available on or through our website, without charge, our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Additionally, we routinely post additional important information including press releases, investor presentations and notices of upcoming events, under the "Investor Relations" section of our website and we recognize our website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under SEC Regulation FD. Investors may be notified of postings to the website by signing up for email alerts. Although we maintain a website at www.joesjeans.com, we do not intend that the information available through our website be incorporated into this Annual Report. In addition, any materials filed with, or furnished to, the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or viewed on line at www.sec.gov. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Executive Officers and Directors

        The following table sets forth certain information regarding our executive officers and directors as of February 13, 2014:

Executive Officers

Name	Age	Position
Marc B. Crossman	42	Chief Executive Officer, (Principal Executive Officer), President and Director
Hamish Sandhu	51	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Joe Dahan	46	Creative Director and Director
Peter Kim	43	Chief Executive Officer of Hudson subsidiary and Director

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

        Peter Kim has served as the Chief Executive Officer of our Hudson subsidiary and a member of our Board of Directors since September 2013. Peter Kim founded Hudson and has been Chief Executive Officer and a director of Hudson since 2002.

Board of Directors

Name	Age	Position
Samuel J. (Sam) Furrow	72	Chairman of the Board of Directors of Joe's; Chairman, Furrow Auction Company and Knoxville Motor Company
Marc B. Crossman	42	Chief Executive Officer, President, and Director of Joe's
Joe Dahan	46	Creative Director and Director of Joe's
Joanne Calabrese	55	Senior Vice President—Americas Region, Fossil, Inc.
Kelly Hoffman	55	Chief Executive Officer and Director, Ring Energy, Inc.
Peter Kim	43	Chief Executive Officer of Hudson subsidiary and Director of Joe's
Suhail R. Rizvi	48	Chairman and Chief Investment Officer, Rizvi--Traverse Management LLC
Kent Savage	52	General Partner, Savage Interests LP; Chief Executive Officer, Icon.me, LLC

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

We incurred substantial indebtedness to finance the acquisition of Hudson and are subject to compliance with those financing agreements, which may decrease business flexibility and adversely affect financial results.

        We incurred substantial indebtedness to finance the acquisition of Hudson, including approximately $32,445,000 in the aggregate principal amount of convertible notes, a $50,000,000 revolving credit facility and a $60,000,000 term loan facility. In addition, Hudson is now a borrower and/or credit party under these financing agreements. In connection with the revolving and term loan agreements, we have certain restrictions on our ability and our subsidiaries' ability to incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any assets; substantially change the nature of the business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay indebtedness and make capital expenditures. In addition, all of our assets, including our trademarks, secure our obligations under the revolving and term loan agreements.

        The restrictive financial and other covenants to which we have agreed in connection with the incurrence of such debt, and our increased indebtedness and higher debt-to-equity ratio in comparison to that on a recent historical basis may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness. This may make us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants in the agreements limit our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. We are also required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes.

        In addition, our revolving credit facility contains certain financial and maintenance covenants, including covenants related to minimum availability, fixed charge coverage ratio and our capital expenditures. Our term loan facility also contains certain financial and maintenance covenants, including covenants related to minimum availability, fixed charge coverage ratio, minimum consolidated EBITDA requirements, leverage ratio and capital expenditures. Such financial and maintenance covenants, together with restrictive r covenants, could limit our ability to respond to market conditions or provide for unanticipated capital investments necessary to conduct our business. In addition, our failure to comply with the various covenants under our credit facilities could have material adverse consequences to us. Such noncompliance may result in our inability to borrow under our revolving credit facility, which we utilize to access our working capital, and as a result may adversely affect our ability to finance our operations or pursue any expansion plans. Our revolving and term loan agreements contain cross-default provisions such that an event of default under either of such agreements will result in an event of default under the other agreement. An event of default under the revolving and term loan agreements could also result in the acceleration of all of indebtedness under either or both of such credit facilities, which would adversely affect our ability to obtain financing necessary to operate our business. Upon the occurrence of an "event of default" under our revolving and term loan agreements, all of our assets could be subject to liquidation by the creditors, which liquidation could result in no assets being left for the stockholders after the creditors receive their required payment.

All of our assets are pledged under our agreements with CIT and Garrison Loan Agency Services LLC, or Garrison.

        In addition to being dependent on our financing agreements with CIT, we have pledged to CIT and/or Garrison as collateral all of our tangible and intangible assets, which include trademarks, raw materials such as fabric and trim, finished goods, and our receivables. In the event we default or the parties elect to terminate the agreements, we would be required to pay our liability to CIT and Garrison. If we were unable or unwilling to pay all or part of our liability, our lenders could exercise their rights under the agreements to the pledged collateral and sell any or all of these assets. In the event our lenders elect this remedy, our operations and our sales could be materially adversely impacted by the sale of or our inability to utilize these assets in our normal business operations.

We have incurred, and will continue to incur significant transaction and acquisition-related costs in connection with the acquisition.

        We have incurred, and expect to continue to incur a number of non-recurring costs associated with integrating the operations of Hudson. The substantial majority of non-recurring expenses resulting from the acquisition have been and will be comprised of transaction costs related to the acquisition, facilities and systems consolidation costs and employment related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of Hudson's business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

If we are unable to manage our growth after the addition of the Hudson business, our business and financial results could suffer.

        Our future financial results will depend in part on our ability to profitably manage our core businesses, including any growth related to the acquisition of Hudson. Over the past several years, both of Hudson and Joe's have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, we will need to, among other things, recruit, train, retain and effectively manage employees and expand our operations and financial control systems. If we are unable to manage our businesses effectively and profitably, our business and financial results could suffer.

The acquisition may not achieve its intended results and could adversely affect our financial results.

        We entered into the stock purchase agreement in connection with the acquisition of Hudson with the expectation that the acquisition would result in various benefits, including, among other things, cost savings, operating efficiencies and growth opportunities. Our ability to achieve the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether the business of Hudson is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management's time and energy and could have an adverse effect on the combined company's business, financial results and prospects.

Our success will depend on increasing our sales, opening and operating our retail stores and integrating Hudson into our operations.

        Our ability to operate profitably depends on our ability to implement our strategic plan with success, including the integration of Hudson into our operations. During fiscal 2013, we recognized growth for our Joe's® brand through increases in our Joe's® men's domestic and retail sales.

        Since we have primarily been a wholesaler, opening and operating retail stores has required us to develop retailing skills and capabilities and increase our expenditures. We are required to enter into leases, increase our rental expenses and make capital expenditures for these stores. These commitments may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. Finally, we need to hire and train additional qualified employees and incur additional costs to operate these stores, which increase our operating expenses. If we do not manage these items properly, it could have a material adverse impact on our financial condition and results of operations.

        In addition, our future success will depend on our ability to successfully and efficiently integrate Hudson's business, operations and personnel. Even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance we will realize anticipated revenue and earnings enhancements and other anticipated synergies from the acquisition of Hudson. Failure to achieve the anticipated benefit could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

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

Our ability to attract customers to our stores depends heavily on successfully locating our stores in suitable locations and any impairment of a store location, including any decrease in customer traffic, could cause our sales to be less than expected.

        Our approach to identifying locations for our retail stores typically favors street and mall locations near luxury and contemporary retailers that we believe are consistent with our key customers' demographics and shopping preferences. Sales at these stores are derived, in part, from the volume of foot traffic in these locations. Changes in areas around our existing retail locations that result in reductions in customer foot traffic or otherwise render the locations unsuitable could cause our sales to be less than expected and the related leases are generally non-cancelable. Store locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

  •
  economic downturns in a particular area;

  •
  competition from nearby retailers selling similar apparel;

  •
  changing consumer demographics in a particular market;

  •
  changing preferences of consumers in a particular market;

  •
  the closing or decline in popularity of other businesses located near our store; and

  •
  store impairments due to acts of God or terrorism.

        Our ability to successfully open and operate new retail stores depends on many factors, including, among others, our ability to:

  •
  identify new markets where our products and brand image will be accepted or the performance of our retail stores will be successful;

  •
  obtain desired locations, including store size and adjacencies, in targeted malls or streets;

  •
  negotiate acceptable lease terms, including desired rent and tenant improvement allowances, to secure suitable store locations;

  •
  achieve brand awareness, affinity and purchase intent in the new markets;

  •
  hire, train and retain store associates and field management;

  •
  assimilate new store associates and field management into our corporate culture;

  •
  source and supply sufficient inventory levels; and

  •
  successfully integrate new retail stores into our existing operations and information technology systems.

        As of February 13, 2014, we had 34 stores, which consist of 14 full price retail stores and 20 outlet locations. We plan to continue to increase our store base; however, we do not have any signed leases for store openings in 2014 or beyond. Our new stores may not be immediately profitable and we may incur losses until these stores become profitable. Unavailability of desired store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new store locations or a lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores. There can be no assurance that we will open new stores in fiscal 2014 or thereafter. Any failure to successfully open and operate new stores may adversely affect our business, financial condition and operating results.

We may be unable to maintain or grow comparable store sales or average sales per square foot at the same rates that we have achieved in the past, which could cause our share price to decline.

        We may not be able to maintain or grow at the same rates of comparable store sales growth that we have achieved historically. In addition, we may not be able to maintain or grow our historic average sales per square foot as we move into new markets. If our future comparable store sales or average sales per square foot decline or fail to meet market expectations, the price of our common stock could decline. In addition, the aggregate results of operations through our wholesale partners and at our retail locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect both comparable store sales and average sales per square foot, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may incur excess inventory for some of our products and miss opportunities for other products. These factors may cause our comparable store sales results and average sales per square foot in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

        The distress in the financial markets has also resulted in extreme volatility and decline in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity and our ability to access the credit or capital markets will not be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

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

We face risks associated with constantly changing fashion trends, including consumer's response to our products. If we are unable to adapt to changing fashion trends, our business and financial condition could be adversely affected.

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

        We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel producers, some of whom may be significantly larger and more diversified and have greater financial and marketing resources than we have. We do not currently hold a dominant competitive position in any market. We compete with other denim manufacturers such as True Religion, Seven for All Mankind, Citizens of Humanity and J Brand and other larger competitors primarily on the basis of:

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

A substantial portion of our net sales and gross profit is derived from a small number of large customers, and the loss of any of these large customers could have a material adverse effect on our financial condition and results of operations.

        We are substantially dependent on our 10 largest customers and customer groups, which accounted for approximately 64 percent of our net sales during fiscal 2013. Our two largest customers, Nordstrom Inc. and Macy's Inc., each individually accounted for over 10 percent of our net sales in fiscal 2013. We do not enter into any type of long-term agreements or firm commitment orders with any of our customers. Instead, we enter into a number of individual purchase order commitments with our customers. A decision by the controlling owner of a group of stores or any other significant customer, including our limited number of private label customers, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, to change their manner of doing business with us, to cancel orders previously placed in advance of shipment dates or a decision to cease carrying our products could have a material adverse effect on our financial condition and results of operations if we are unable to find an alternative customer for our products in a timely manner.

Our business could be negatively impacted by the financial health of our retail customers.

        We sell our products primarily to retail and distribution companies around the world based on pre-qualified payment terms. Financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables. We are dependent primarily on lines of credit that we establish from time to time with customers, and should a substantial number of customers become unable to pay to us their respective debts as they become due, we may be unable to collect some or all of the monies owed by those customers. In particular, because of the concentration of our customer and customer groups, our results of operations could be adversely affected if any one of these customers fails to satisfy its payments obligations to us when due.

        In recent years, the retail industry has experienced consolidation, restructurings, reorganizations and other ownership changes that have resulted in one entity controlling several different stores or the elimination of stores. This consolidation can result in fewer customers for our products or the closing of some stores or the number of "doors" which carry our products. As a result, the potential for consolidation or ownership changes, closing of retail outlets and fewer customers could negatively impact sales of our products and have a material adverse effect on our financial condition and results of operations.

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

In order to effectively manage growth, we are dependent on our financing arrangements and our cash flow from operations. In addition, a default under one of our financing agreements creates a default under our other financing agreements and could force us to pay all of our debt at the same time, which would have a material adverse effect on our business and financial results.

        Prior to the acquisition of Hudson in fiscal 2013, our primary sources of liquidity were: (i) cash from sales of our products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances. Beginning September 30, 2013, in connection with the acquisition of Hudson, we entered into an amended and restated accounts receivable factoring facility and revolving credit agreement with CIT Commercial Services, a unit of CIT Group Inc., or CIT, that provided advances to us for eligible accounts receivable and eligible inventory up to $50,000,000, based upon the value of the eligible accounts receivable and inventory less any reserves imposed by CIT. The initial proceeds from the advances under this revolving credit facility, which included accounts receivable and inventory borrowing, were used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition, and the remainder was used to repay our existing factor loans and for working capital and other general corporate purposes.

        We are dependent on credit arrangements with suppliers and our revolving credit agreement for working capital needs with CIT. We cannot give you any assurance that should CIT experience uncertainty or insufficient cash flows that they will continue to be able to fund us in the future.

        As of November 30, 2013, our cash balance was $785,000 and our cash availability with CIT was approximately $25,715,000 under our revolving credit facility. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf. CIT has the ability to terminate the agreements we have with them upon notice or require additional collateral or impose reserves to secure its advances. We do not have any provisions in the agreements that protect us in the event of a default by CIT. If CIT elects to terminate the agreements, we could be forced to pay our liability with CIT and CIT may also elect to take possession of the pledged collateral, which includes raw materials through finished goods and receivables. Although we have undertaken numerous measures to increase sales and cash flow, control inventory costs and operate more efficiently so that we may be able to fund our operations for fiscal 2014, we may experience losses and negative cash flows. In addition, our revolving credit facility and our term loan facility are structured such that if we default under one agreement, we default under the other agreement. Thus, in the event of a default, we would be required to pay all of our obligations under both agreements. We cannot give you any assurance that we will in fact continue to operate profitably in the future. While we may be able to find alternative sources for obtaining the cash for our operating needs, including entering into factoring or inventory security agreements with another lender, it may be difficult to do so with our current debt structure.

Our directors and management, including Mr. Dahan, beneficially own a large percentage of our common stock and may be able to exert significant influence and control over us and may make decisions that do not always coincide with the interest of other stockholders.

        As of February 13, 2014, our executive officers and directors, in the aggregate, beneficially owned approximately 24 percent of our common stock, including options exercisable and restricted common stock units vesting within 60 days. In particular, Joe Dahan, an executive officer and member of our Board of Directors, beneficially owned approximately 17 percent of our total shares outstanding and is our largest stockholder. As a result, such persons are in a position to exert significant control over us and have the ability to substantially influence all matters submitted to our stockholders for approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, an increase in the number of shares authorized for issuance under our stock option plans, and to control our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

        In addition, as of February 13, 2014, Peter Kim, the CEO of our Hudson subsidiary and a member of our Board of Directors, owns approximately $14,300,000 in the aggregate principal amount of convertible notes, which subject to receipt of stockholder approval to comply with NASDAQ rules and an increase in the number of our authorized shares, if necessary, would be convertible on September 30, 2015 into approximately 8,000,000 shares of our common stock, at the current conversion price, which would represent approximately 10 percent of our total shares outstanding.

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

Our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock.

        Under the terms of the convertible notes issued in connection with the acquisition of Hudson, we choose how we settle the conversion of the notes. We can settle by issuing shares of common stock, cash, or a combination of cash and common stock, at our election. Each of the notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock, subject to receipt of stockholder approval to comply with NASDAQ rules and an increase in the number of our authorized shares, if necessary. Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13,600,000 shares of common stock. If we settle through the issuance of our common stock, this would result in a reduction of the percentage of ownership interest held by our existing stockholders. Also, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock.

In the event we seek additional capital through equity or debt offerings, our existing stockholders may be diluted or we may be unable to find additional capital on terms favorable to us and our stockholders. Furthermore, we may not be able to seek additional capital through equity or debt offerings under our revolving credit and term loan facilities.

        In the event that we need additional working capital for our projected operations, we may seek capital through debt or equity offerings which could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. In addition, we are restricted in our ability to seek capital through debt or equity offerings from our lenders under our revolving credit and term loan facilities. Any additional issuances of capital stock would result in a reduction of the percentage of ownership interest held by our existing stockholders. Also, the addition of a substantial number of shares of our common stock into the market or the registration of any other securities may significantly and negatively affect the prevailing market price for our common stock. Finally, we may not be able to find additional capital on terms favorable to us or obtain the consent of our lenders to permit us to do so through existing markets or investors due to market conditions, our historical performance or our stock price.

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

        In the 52 week period prior to the filing of this Annual Report, the closing price of our common stock has ranged from $2.04 to $1.02. In addition, stock markets generally have experienced price and volume trading volatility in recent years. This volatility has had an effect on the market prices of securities of many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may negatively affect the market price of our common stock.

We have received notification letters in the past that we no longer meet Nasdaq's requirements for continued listing. If we are not in compliance with the Nasdaq Capital Market's continued listing requirements, we may be delisted, which may decrease our stock price and make it harder for our stockholders to trade our stock and would have a material adverse effect on our liquidity and harm our business.

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

        Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Historically, our greatest volume of shipments and sales occur from late spring through the early fall, which coincides with our third and fourth fiscal quarters. This requires us to build-up inventories during our first and second fiscal quarters when our cash flow is weakest. Historically speaking, our cash flow is strongest in the third and fourth fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We are likely to experience periods of negative cash flow throughout each year, including, a drop-off in business commencing each December, which could force us to curtail operations if adequate liquidity is not available. We cannot assure you that the effects of such seasonality will diminish in the future. For fiscal 2013, we funded inventory purchases through cash from operations and cash availability under our financing agreements with CIT.

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

        Our products are sometimes the target of counterfeiters. As a result, there are often products that are imitations or "knock-offs" of our products that can be found in the marketplace or consumers can find products that are confusingly similar to ours. We intend to continue to vigorously defend our trademarks and products bearing our trademarks, however, we cannot assure you that our efforts will be adequate to prosecute and block all sales of infringing products from the marketplace.

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

ITEM 2.    PROPERTIES

        Our principal place of business is located in Commerce, Los Angeles County, California. The following table sets forth information with respect to our principal place of business:

Location	Use	Ownership Status	Approximate Area in Square Feet	Lease Expiration
Commerce, California	Warehouse, design and administrative offices	Leased	89,230	December 31, 2018
Commerce, California	Design and administrative offices	Leased	30,915	May 31, 2015

        We operate retail store locations under non-cancelable operating lease agreements expiring on various dates through 2023 or three or ten years from the opening date of the store. These facilities are all located in the United States. As of November 30, 2013, we had 34 stores open and operating. Our retail square footage as of November 30, 2013 was approximately 66,071 square feet in the aggregate. Our retail stores range in size from 941 to 3,025 square feet.

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

	High	Low
Fiscal 2013
First Quarter	$1.49	$0.88
Second Quarter	$2.01	$1.39
Third Quarter	$1.86	$1.15
Fourth Quarter	$1.26	$1.03
Fiscal 2012
First Quarter	$0.86	$0.51
Second Quarter	$1.45	$0.81
Third Quarter	$1.26	$0.89
Fourth Quarter	$1.26	$0.87

        As of February 13, 2014, there were approximately 828 record holders of our common stock. We have never declared or paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future. In deciding whether to pay dividends on our common stock in the future, our board of directors will consider certain factors they may deem relevant, including our earnings and financial condition and our capital expenditure requirements.

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

	Year ended
	11/30/13(1)	11/30/12	11/30/11	11/30/10	11/30/09
	(in thousands, except per share data)
Net sales	$140,183	$118,642	$95,420	$98,176	$80,116
Cost of goods sold	77,844	62,472	52,056	51,963	40,331

Gross profit	62,339	56,170	43,364	46,213	39,785
Operating expenses
Selling, general and administrative	54,126	43,997	41,617	39,349	30,726
Depreciation and amortization	2,541	1,456	1,168	843	536
Contingent consideration buy-out expense	8,732
Retail stores impairment	—	—	1,144	—	—

	65,399	45,453	43,929	40,192	31,262

Operating (loss) income	(3,060)	10,717	(565)	6,021	8,523
Interest expense	2,562	376	484	464	388
Other expense	209	—	—	—	—

(Loss) income before taxes	(5,831)	10,341	(1,049)	5,557	8,135
Income tax provision (benefit)	1,483	4,776	316	2,956	(16,385	)(2)

Net (loss) income and comprehensive (loss) income	$(7,314)	$5,565	$(1,365)	$2,601	$24,520

(Loss) earnings per common share—basic	$(0.11)	$0.08	$(0.02)	$0.04	$0.41

(Loss) earnings per common share—diluted	$(0.11)	$0.08	$(0.02)	$0.04	$0.40

Weighted average shares outstanding
Basic	67,163	65,496	64,001	62,362	60,053
Diluted	67,163	66,849	64,001	64,505	61,121
Balance sheet data:
Total assets	$223,023	$86,024	$80,162	$81,469	$79,624
Long term debt(3)	89,982	—	—	—	—
Stockholders' equity	65,769	71,739	64,757	64,873	61,506

(1)
Includes results of operation for Hudson from the acquisition date of September 30, 2013 through the end of our fiscal year ended November 30, 2013.

(2)
In fiscal 2009, we determined that it was more likely than not that the deferred tax assets would be fully utilized. Accordingly, the valuation allowance of $20,291,000 was released and recorded as a credit to income tax benefit during fiscal 2009.

(3)
Includes long term debt, convertible notes and contingent consideration buyout.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the fiscal years ended November 30, 2013, 2012 and 2011, respectively. This discussion should be read in conjunction with our Consolidated Financial Statements, Notes to Consolidated Financial Statements and supplemental information in Item 8 of this Annual Report. The discussion and analysis contains statements that may be considered forward-looking. These statements contain a number of risks and uncertainties, as discussed under the heading "Forward-Looking Statements" of this Annual Report that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements. We do not undertake to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

Executive Overview

        Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe's® and Hudson®. Joe's® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs. Hudson was established in 2002, and is similarly recognized as a premier designer and marketer of women's and men's premium branded denim apparel. Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products. We sell our products through our own retail stores, and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

        On September 30, 2013, we acquired all of the outstanding equity interests in Hudson, a designer and marketer of women's and men's premium branded denim apparel, for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount payable on April 1, 2014 to certain option holders of Hudson. This acquisition provides us with an additional proven premium denim brand and enhances our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and creates the potential for improved purchasing authority with current and future vendors and other operational efficiencies. The acquired business represents approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately three percent of consolidated net loss for the year ended November 30, 2013.

        Our Joe's® product line includes women's and men's denim jeans, pants, shirts, sweaters, jackets and other apparel products. We also offer women's handbags and clutches, children's products, shoes, belts and leather goods produced by us or under various license agreements and receive royalty payments based upon net sales from licensees. Our Hudson® product line includes women's, men's and children's denim jeans, pants, jackets and other bottoms. Similar to the evolution of Joe's®, we expect to look into offering a range of products under the Hudson® brand name.

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

        During fiscal 2013, we recognized growth through increases in our retail sales, our Joe's® men's domestic sales and the addition of sales from our acquisition of Hudson. We acquired Hudson on September 30, 2013 and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date through the end of our fiscal year of November 30, 2013, which was approximately two months of operations, and its financial results are included in each of the two reportable segments in a manner consistent with our reporting structure. Therefore, our results of operations for the fiscal year 2013 are not necessarily indicative of future results.

        For 2014, we believe that our growth drivers will be dependent upon the integration and addition of sales from our acquisition of Hudson, cost savings resulting from operational benefits or synergies of the two brands, the performance of our retail stores, continued increases from our international and men's sales, performance of our licensee's under their respective agreements for children's products and shoes and enhancement of products available to our customers. Since our retail expansion commenced in 2008, we currently operate 34 retail stores, 14 of which are full price retail stores and 20 of which are outlet stores. During fiscal 2013, we opened an additional six stores, five full price retail stores and one outlet store. We continue to look for additional leases for further expansion, but have no signed leases for store openings in 2014 or beyond.

        Our business is seasonal. The majority of the marketing and sales orders take place from late fall to late spring. The greatest volume of shipments and actual sales are generally made from summer through early fall, which coincides with our third and fourth fiscal quarters, and accordingly, our cash flow is strongest in those quarters. Due to the seasonality of our business, as well as the evolution and changes in our business and product mix, including our acquisition of Hudson, our quarterly or yearly results are not necessarily indicative of the results for the next quarter or year. Furthermore, because of the growing number of full-price retail and outlet stores opened at different points during the past few fiscal years, we continue to assess the seasonality of our business on our retail segment and its potential impact on our financial results.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of Joe's® and Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments. Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through our online retail sites at www.joesjeans.com and www.hudsonjeans.com. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our products.

Comparison of Fiscal Year Ended November 30, 2013 to Fiscal Year Ended November 30, 2012

	Year ended
	11/30/13	11/30/12	$ Change	% Change
	(in thousands)
Net sales	$140,183	$118,642	$21,541	18%
Cost of goods sold	77,844	62,472	15,372	25%

Gross profit	62,339	56,170	6,169	11%
Gross margin	44%	47%	(3)%	(5)%
Selling, general and administrative	54,126	43,997	10,129	23%
Depreciation and amortization	2,541	1,456	1,085	74%
Contingent consideration buy-out expense	8,732	—	8,732	N/A

Operating (loss) income	(3,060)	10,717	(13,777)	129%
Interest expense	2,562	376	2,186	582%
Other expense	209	—	209	N/A

(Loss) income before taxes	(5,831)	10,341	(16,172)	(156)%
Other expense, net
Income tax provision	1,483	4,776	(3,293)	(69)%

Net (loss) income and comprehensive (loss) income	$(7,314)	$5,565	$(12,879)	231%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	11/30/13	11/30/12	$ Change	% Change
	(in thousands)
Net sales
Wholesale	$113,276	$95,310	$17,966	19%
Retail	26,907	23,332	3,575	15%

	$140,183	$118,642	$21,541	18%

Gross Profit:
Wholesale	$44,511	$39,895	$4,616	12%
Retail	17,828	16,275	1,553	10%

	$62,339	$56,170	$6,169	11%

Operating (loss) income:
Wholesale	$29,442	$25,762	$3,680	14%
Retail	(1,139)	1,489	(2,628)	(176)%
Corporate and other	(31,363)	(16,534)	(14,829)	90%

	$(3,060)	$10,717	$(13,777)	(129)%

Fiscal Year 2013 Overview

Net Sales

        Our net sales increased to $140,183,000 in fiscal 2013 from $118,642,000 in fiscal 2012, a 18 percent increase.

        More specifically, our wholesale net sales increased to $113,276,000 for fiscal 2013 from $95,310,000 for fiscal 2012, a 19 percent increase. This increase in our wholesale sales is primarily attributed to a $2,345,000 or a two percent, increase in Joe's® wholesale sales and the addition of $15,621,000 in wholesale sales from Hudson® since our acquisition was completed on September 30, 2013.

        Our retail net sales increased to $26,907,000 for fiscal 2013 from $23,332,000 for fiscal 2012, a 15 percent increase. The primary reason for this increase was the opening of six additional retail stores since the end of fiscal 2012 that contributed to the overall sales increase for this segment and $475,000 in retail sales from Hudson's® e-shop as a result of the acquisition. Same store sales for Joe's® stores opened at least 12 months, including our Joe's® e-shop, decreased by five percent. Same store sales for our brick and mortar Joe's® stores decreased by six percent. Same store sales for our Joe's® e-shop increased by four percent.

Gross Profit

        Our gross profit increased to $62,339,000 for fiscal 2013 from $56,170,000 for fiscal 2012, an 11 percent increase. Our overall gross margin decreased to 44 percent for fiscal 2013 from 47 percent for fiscal 2012.

        Our wholesale gross profit increased to $44,511,000 for fiscal 2013 from $39,895,000 for fiscal 2012, a 12 percent increase. Our wholesale gross profit grew for fiscal 2013 compared to fiscal 2012 due to the addition of sales from Hudson®. Gross profit attributable to Hudson totaled $5,227,000 for the period. Our wholesale gross margin for fiscal 2013 decreased to 39 percent compared to 42 percent for the prior year comparable period. The decrease in gross margin can be mostly attributed to an amortization charge of approximately $2,000,000 related to a fair value step up of inventory acquired from the acquisition and sold prior to our fiscal year end. In addition, our wholesale gross margins were impacted by our product placement mix with our wholesale customers.

        Our retail gross profit increased to $17,828,000 for fiscal 2013 from $16,275,000 for fiscal 2012, a ten percent increase. We increased the number of store locations in fiscal 2013 compared to fiscal 2012. In fiscal 2013, we operated 20 outlet stores and 14 full price retail stores compared to 19 outlet stores and nine full price retail stores in fiscal 2012. Our retail gross margin percentage decreased to 66 percent from 70 percent in fiscal 2012 primarily due to more promotional activity at our retail stores due to heavier activity by our competitors than in the prior year period. Gross profit attributable to sales from Hudson's e-shop totaled $364,000 for the period.

Selling, General and Administrative Expense, including Depreciation and Amortization

        Selling, general and administrative, or SG&A, expenses increased to $65,399,000 for fiscal 2013 from $45,453,000 for fiscal 2012, a 44 percent increase. Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expenses in connection with the Hudson acquisition and depreciation and amortization.

        Our wholesale SG&A expense increased to $15,069,000 for fiscal 2013 from $14,133,000 for fiscal 2012, a seven percent increase. Our wholesale SG&A expense was higher in fiscal 2013 mostly due to the additional SG&A expense of $1,521,000 associated with Hudson's operations. Our Joe's wholesale SG&A expense decreased by $591,000 to $13,542,000 from $14,133,000, or four percent, on a comparative basis mostly due to a decrease of $745,000 in sample expense and $429,000 in professional fees. These decreases were offset by an increase of $523,000 in advertising and trade show expense compared to the prior year period.

        Our retail SG&A expense increased to$18,967,000 for fiscal 2013 from $14,786,000 for fiscal 2012, a 28 percent increase. Our retail SG&A expense increased due to the addition of costs associated with opening and operating six new retail stores since the end of fiscal 2012, which included additional store payroll, store rents and depreciation expense.

        Our corporate and other SG&A expense increased to $31,363,000 for fiscal 2013 from $16,534,000 for fiscal 2012, a 90 percent increase. Our increase in corporate and other SG&A expense was primarily attributable to the contingent consideration buy out expense of $8,732,000 that we recorded in the first quarter of fiscal 2013 in connection with the new agreement entered into with Mr. Dahan, $4,262,000 of professional fees and other transaction expenses in connection with the purchase of Hudson and the addition of expenses for Hudson's corporate operations of $3,260,000 for the two months ended November 30, 2013. These increases were partially offset by a decrease of $1,551,000 in expense associated with payments to Mr. Dahan that are no longer required to be paid as of February 2013 as a result of the new agreement with him.

Operating (Loss) Income

        We had an operating loss of $3,060,000 for fiscal 2013 compared to operating income of $10,717,000 for fiscal 2012. We generated an operating loss compared to operating income primarily due to higher SG&A expenses related to the acquisition of Hudson, the contingent consideration buy out expense recorded in the first quarter of fiscal 2013 and expenses related to increasing our retail store base.

        Due to the addition of Hudson's operations, our wholesale operating income increased to $29,442,000 for fiscal 2013 from $25,762,000 for fiscal 2012, a 14 percent increase. As a result of lower gross margins and higher expenses associated with opening and operating new stores, we generated a retail operating loss of $1,139,000 for fiscal 2013 compared to retail operating income of $1,489,000 for fiscal 2012. Corporate operating loss increased to $31,363,000 from $16,534,000 mostly due to an increase in SG&A expenses related to the acquisition and the inclusion of Hudson's corporate expenses and the contingent consideration buy out expense recorded in the first quarter of fiscal 2013.

Interest Expense

        Our interest expense increased to $2,562,000 for fiscal 2013 from $376,000 for fiscal 2012. Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT and Garrison and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition.

Other Expense

        Other expense mostly represents the change in fair value of the embedded conversion derivative from September 30, 2013 to November 30, 2013 and this change in value was $209,000 for fiscal 2013.

Income Taxes

        Our effective tax rate was negative 25 percent for fiscal 2013 compared to 46 percent for fiscal 2012. For fiscal 2013, we had losses associated with our operations that would ordinarily result in a tax benefit. Due to unfavorable permanent book/tax differences associated with the costs of acquiring the trademark (in connection with the merger in 2007) and transaction costs (in connection with the acquisition of Hudson in 2013), we had income for tax purposes which resulted in a tax expense and caused the negative effective tax rate.

Net (Loss) Income and Comprehensive (Loss) Income

        We generated a net loss of $7,314,000 in fiscal 2013 compared to net income was $5,565,000 in fiscal 2012. The shift to net loss from net income was primarily due to an increase in SG&A expense associated with transaction and other expenses related to the acquisition and integration of Hudson into our consolidated financial statements, an increase in expenses related to increasing our retail store base and the contingent consideration buy out expense recorded in the first quarter of fiscal 2013.

Comparison of Fiscal Year Ended November 30, 2012 to Fiscal Year Ended November 30, 2011

	Year ended
	11/30/12	11/30/11	$ Change	% Change
	(in thousands)
Net sales	$118,642	$95,420	$23,222	24%
Cost of goods sold	62,472	52,056	10,416	20%

Gross profit	56,170	43,364	12,806	30%
Gross margin	47%	45%	2%	4%
Selling, general and administrative	43,997	41,617	2,380	6%
Depreciation and amortization	1,456	1,168	288	25%
Retail stores impairment	—	1,144	(1,144)	N/A

(Loss) income from operations	10,717	(565)	11,282	1,997%
Interest expense	376	484	(108)	(22)%

(Loss) income before taxes	10,341	(1,049)	11,390	1,086%
Income tax provision	4,776	316	4,460	1,411%

Net (loss) income and comprehensive (loss) income	$5,565	$(1,365)	$6,930	508%

Results of Operations

        The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Year ended
	11/30/12	11/30/11	$ Change	% Change
	(in thousands)
Net sales
Wholesale	$95,310	$76,901	$18,409	24%
Retail	23,332	18,519	4,813	26%

	$118,642	$95,420	$23,222	24%

Gross Profit:
Wholesale	$39,895	$31,097	$8,798	28%
Retail	16,275	12,267	4,008	33%

	$56,170	$43,364	$12,806	30%

Operating income (loss):
Wholesale	$25,762	$18,000	$7,762	43%
Retail	1,489	(728)	2,217	305%
Corporate and other	(16,534)	(17,837)	1,303	7%

	$10,717	$(565)	$11,282	(1,997)%

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

        Our wholesale gross profit increased to $39,895,000 for fiscal 2012 from $31,097,000 for fiscal 2011, a 28 percent increase. Our wholesale gross profit improved for fiscal 2012 compared to fiscal 2011 due to increased sales from the men's and women's wholesale business and the addition of sales from else™. Our gross profit in the third quarter of fiscal 2011 was negatively impacted by a $1,620,000 reduction in the carrying value of leggings and collection inventory to market, which also impacted our gross margins for the same period. As a result, our wholesale gross margin for fiscal 2012 was 42 percent, or two percentage points higher, compared to 40 percent for the prior year comparable period.

        Our retail gross profit increased to $16,275,000 for fiscal 2012 from $12,267,000 for fiscal 2011, a 33 percent increase. We increased the number of store locations in fiscal 2012 compared to fiscal 2011. In fiscal 2012, we operated 19 outlet stores and nine full price retail stores compared to 17 outlet stores and five full price retail stores in fiscal 2011. Our retail gross margin percentage increased to 70 percent in fiscal 2012 from 66 percent in fiscal 2011 primarily due to the addition of, and increase in, sales at our full price retail stores, which carry higher margins.

Selling, General and Administrative Expense, including Depreciation, Amortization and Retail Store Impairment

        Selling, general and administrative, or SG&A, expenses increased to $45,453,000 for fiscal 2012 from $43,929,000 for fiscal 2011, a three percent increase. Our SG&A expenses includes expenses related to employee and employee related benefits, sales commissions, payments of the contingent consideration, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees and also includes depreciation, amortization and retail store impairment.

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

Net (Loss) Income and Comprehensive (Loss) Income

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

Liquidity and Capital Resources

        Until the acquisition of Hudson on September 30, 2013, our primary sources of liquidity were: (i) cash from sales of our products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances. Beginning September 30, 2013, in connection with the acquisition of Hudson, we entered into an amended and restated accounts receivable factoring facility and revolving credit agreement with CIT Commercial Services, a unit of CIT Group Inc., or CIT, that provided advances to us for eligible accounts receivable and eligible inventory up to $50,000,000, based upon the value of the eligible accounts receivable and inventory less any reserves imposed by CIT. The initial proceeds from the advances under this revolving credit facility, which included accounts receivable and inventory borrowing, were used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and the remainder was used to repay our existing factor loans and for working capital and other general corporate purposes. The revolving credit facility matures on September 30, 2018 unless terminated by payment in full earlier. In addition, we entered into a term loan credit agreement for $60,000,000 with Garrison Loan Agency Services LLC, or Garrison, to finance the remainder of the purchase price required for the acquisition. Under the term loan credit agreement, we pay interest to Garrison and are required to make prepayments under certain circumstances. The term loan matures on September 30, 2018. Both of these agreements, along with the convertible notes issued in connection with the acquisition are discussed in more detail below under "Financing Arrangements Related to the Acquisition of Hudson."

        For the year ended November 30, 2013, we generated $7,982,000 of cash flow from operations. We were provided with $46,730,000 in cash flow from financing activities. This was comprised of $60,000,000 in new term loan credit and $17,673,000 in advances under our new revolving credit facility. We used $3,051,000 to pay for fees associated with these new financing arrangements, $27,359,000 to repay our historical factor and inventory loan agreements. We made payments of $560,000 for taxes on restricted stock units and received $27,000 in proceeds from the exercise of stock options. We used $67,353,000 in investing activities, $65,218,000 for the acquisition of Hudson, net of cash acquired, and $2,135,000 for purchases of property and equipment mostly in connection with the opening of new and existing retail stores.

        The agreements prior to September 30, 2013 were structured so that we had the ability to obtain cash by selling to CIT certain of our accounts receivable and advances for up to 50 percent of the value of certain eligible inventory. The accounts receivables were sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. CIT permitted us to sell our accounts receivables at the maximum level of 85 percent and allowed advances of up to $6,000,000 for eligible inventory. CIT had the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers. In addition, cross guarantees were executed by and among us and all of our parent and subsidiaries to guarantee each entity's obligations. In connection with the agreements prior to September 30, 2013, certain assets were pledged to CIT, including our entire inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, our trademarks were not encumbered under those agreements.

        This accounts receivable agreement could be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days' written notice prior to September 30, 2013, or thereafter upon 60 days' written notice; provided, that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days. The inventory agreement could be terminated once all obligations were paid under both agreements or if an event of default occurred as defined in the agreement. On September 30, 2013, we entered into an amended and restated factoring agreement with CIT that amended and restated our existing factoring agreement and replaced all prior agreements relating to factoring and inventory security.

        Under the agreements that terminated on September 30, 2013, we paid to CIT a factoring rate of 0.55 percent for accounts for which CIT had the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we had the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility was 0.25 percent plus the Chase prime rate, which was 3.25 percent prior to September 30, 2013. In the event we needed additional funds, we also had a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to our overall availability.

        Under the amended and restated factoring agreement entered into on September 30, 2013, we continue to sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The interest rate associated with borrowings equals the interest rate then in effect for "Revolving A Loans" pursuant to the revolving credit agreement. As of November 30, 2013, that interest rate was approximately 2.75 percent. The amended and restated factoring agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to September 30, 2018 or annually with 60 days' written notice prior to September 30th of each year thereafter and remains effective until terminated.

        As of November 30, 2013, our cash balance was $785,000 and our cash availability with CIT was approximately $25,715,000. This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.

        As of November 30, 2013, our revolving credit facility had a balance of $17,673,000.

        For fiscal 2014, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest, required to be made under our amended and restated factoring facility, revolving credit agreement, term loan credit agreement and convertible notes; (iii) working capital necessary to fund inventory purchases; (iv) capital expenditures to support additional retail store openings and integration costs with Hudson; (v) financing extensions of trade credit to our customers; (vi) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him; and (vii) payments for transaction expenses associated with the acquisition of Hudson. We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our revolving credit agreement with CIT, which includes the amended and restated factoring facility.

        Based on our cash on hand, cash flow from operations and the expected borrowing availability under the revolving credit agreement with CIT, we believe that we have the working capital resources necessary to meet our projected operational needs for fiscal 2014. However, if we require more capital for growth or experience operating losses, we believe that it will be necessary to obtain additional working capital through additional credit arrangements. However, there can be no assurance that other financings will be available if needed. Our inability to fulfill any interim working capital requirements would force us to constrict our operations.

        We believe that the rate of inflation over the past few years has not had a significant adverse impact on our net sales or income from continuing operations.

Financing Arrangements Related to the Acquisition of Hudson

        As discussed above, in connection with the acquisition of Hudson we entered into a revolving credit agreement with CIT and a term loan credit agreement with Garrison. We also issued approximately $32,445,000 in convertible notes (face amount) and promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount payable on April 1, 2014 to certain option holders of Hudson.

        The convertible notes were issued with different interest rates and conversion features for Hudson's management stockholders and Fireman Capital CPF Hudson Co-Invest LP, or Fireman, respectively. Interest on the convertible notes is paid in a combination of cash and additional paid-in-kind notes, or PIK notes. Convertible notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson's management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below).

        The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, at our election.

        The approximately $9,560,000 (face amount) in aggregate principal amount of convertible notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. The Fireman note becomes convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, at our election.

        Each of the notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock, subject to receipt of stockholder approval to comply with NASDAQ rules and an increase in the number of authorized shares, if necessary. The Fireman note may be converted at its sole election and the management notes may be converted at either a majority of the holders' election or individually, depending on the holder. Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13,600,000 shares of common stock. If we elect to pay cash with respect to a conversion of the notes, the amount of cash to be paid per share will be equal to (a) the number of shares of common stock issuable upon such conversion multiplied by (b) the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion. We will have the right to prepay all or any portion of the principal amount of the notes at any time by paying 103 percent of the principal amount of the portion of any management note subject to prepayment or 100 percent of the principal amount of the portion of the Fireman note subject to prepayment.

        In connection with the interest payment on January 1, 2014, we issued a total of approximately $218,000 in the aggregate principal amount of convertible notes as PIK notes to the holders of the convertible notes.

  Revolving Credit Agreement

        The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT. The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and to repay our existing factor loans.

        All unpaid loans under the revolving facility mature on September 30, 2018. We have the right at any time and from time to time to terminate the commitments under the revolving facility by paying in full or prepay any borrowings, in whole or in part, without terminating or reducing the commitment. If we terminate the revolving facility in full prior to the second anniversary of the date, we are required to pay a prepayment fee of 1 percent or 0.5 percent of the commitments terminated depending on when we make the prepayment.

        The revolving facility is guaranteed by us and all of our subsidiaries, and secured by liens on substantially all assets owned by us, including a first-priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including intellectual property owned by us, which secures the term loan facility on a first-priority basis.

        Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90 day LIBO Rate, which is the rate per annum equal to the 90-Day LIBO Rate published in the New York City edition of the Wall Street Journal under "Money Rates," plus 1 percent, in each case, plus (y) 1.5 percent. The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent. The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) the Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively. Interest on the revolving facility is payable on the first day of each calendar month and the maturity date. Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility. We also pay fees with respect to any letters of credit.

        The revolving facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the revolving credit agreement.

        In addition, the revolving credit agreement requires us to (a) maintain (i) at all times availability under the revolving facility of not less than $5,000,000 and (ii) at all times the sum of availability under the revolving facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; and (b) maintain a minimum fixed charge coverage ratio calculated for each four fiscal quarter period at levels set forth in the revolving facility.

        As of November 30, 2013, we were in compliance with the covenants under the revolving credit agreement.

  Term Loan Credit Agreement

        The term loan credit agreement entered into with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition and to pay fees and expenses associated with the acquisition.

        The term loan matures on September 30, 2018. We are allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016. The prepayment fee is 3 percent if we prepay prior to September 30, 2014 and reduced by 1 percent per year until September 30, 2016. In addition, we are required to make prepayments out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee as set forth above.

        The term loan facility is guaranteed by us and all of our subsidiaries, and is secured by liens on substantially all assets owned by us, including a first-priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral.

        The interest rate for the term loan fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest is payable on the first day of each calendar month and the maturity date.

        The term loan credit agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the term loan credit agreement.

        In addition, the term loan credit agreement also requires us to maintain (a) (i) at all times, availability under the revolving credit facility of not less than $5,000,000 and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the revolving credit facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; (b) a minimum fixed charge coverage ratio, (c) a minimum EBITDA, and (d) a leverage ratio not more than the maximum leverage coverage ratio as set forth in the term loan credit agreement.

        As of November 30, 2013, we were in compliance with the covenants under the term loan credit agreement.

Commitments and Contractual Obligations

        The following table sets forth our contractual obligations and commercial commitments for our continuing operations as of November 30, 2013:

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Operating lease obligations	$55,291	$7,777	$7,783	$7,735	$7,726	$7,556	$16,714
Purchase obligations	9,041	9,041	—	—	—	—	—
Long term debt	58,840					58,840
Convertible notes	32,445	—	—	—	—	—	32,445
Contingent consideration buy-out payable	6,302	3,072	3,230	—	—	—	—

	$161,919	$19,890	$11,013	$7,735	$7,726	$66,396	$49,159

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. As of November 30, 2013, we have recognized all of the advanced payments under our licensing agreements as income.

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

        The balance in the allowance for customer credits and doubtful accounts as of November 30, 2013 and November 30, 2012 was $775,000 and $557,000, respectively, for non-factored accounts receivables.

Inventory

        We continually evaluate the composition of our inventories by assessing slow-turning, ongoing product as well as product from prior seasons. Market value of distressed inventory is valued based on historical sales trends on our individual product lines, the impact of market trends and economic conditions, and the value of current orders relating to the future sales of this type of inventory. Significant changes in market values could cause us to record additional inventory markdowns.

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

        When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing. An asset is considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or if significant changes our strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. We consider historical trends, expected future business trends and other factors when estimating each store's future cash flow. We also consider factors such as: the local environment for each store location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs.

        In the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

        Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment.

        In fiscal 2007, we acquired through merger JD Holdings, which included all of the goodwill and intangible assets goodwill related to the Joe's®, Joe's Jeans™ and JD® logo and marks. To date, we have not recognized any impairment related to the goodwill or intangible assets of our Joe's® brand. We have assigned an indefinite life to these intangible assets, and therefore, no amortization expenses have been recognized. However, we test the assets for impairment annually in accordance with our critical accounting policies.

        On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets goodwill related to the Hudson® logos and marks. To date, we have not recognized any impairment related to the goodwill or intangible assets of our Hudson® brand. We have assigned an indefinite life to these intangible assets and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies.

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

        Our annual impairment testing date is September 30 of each year. For fiscal 2013, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

Stock Based Compensation

        We account for stock-based compensation in accordance with the ASC standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See "Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation" and "Notes to Consolidated Financial Statements—Note 9—Stockholders' Equity—Stock Incentive Plans" for additional discussion.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which was effective for fiscal periods beginning after January 1, 2012, with early adoption allowed. This guidance eliminates the option to present the components of other comprehensive income, or OCI, as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of fiscal 2013, and accordingly, we presented the required comprehensive income disclosures in the accompanying condensed consolidated statements of comprehensive (loss) income.

        In February 2013, the FASB issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012. The adoption of this amendment will not have a material effect on our financial statements.

        In March 2013, the FASB issued a standard which requires the release of our cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

        In July 2013, the FASB issued a standard clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

        In July 2013, the FASB issued a standard permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate, or LIBOR. In addition, the restriction on using different benchmark rates for similar hedges is removed. We are required to adopt these provisions prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment will not have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable. The registrant is relying on Smaller Reporting Company disclosure requirements.

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

Management's Annual Report On Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2013. We have excluded from this assessment the operations of Hudson Clothing Holdings, Inc and its subsidiaries, or Hudson, which are included in our fiscal 2013 consolidated financial statements and constituted an aggregate of $91,986,000 and $56,188,000 of total and net assets, as of November 30, 2013 and $16,096,000, and $532,000 of revenues and net income, for the year then ended. The effectiveness of our internal control over financial reporting as of November 30, 2013 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in its report included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited Joe's Jeans Inc. and subsidiaries' (the "Company") internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Joe's Jeans Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Annual Report On Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hudson Clothing Holdings, Inc. and its subsidiaries, which is included in the November 30, 2013 consolidated financial statements of Joe's Jean's Inc. and subsidiaries and constituted $91,986,000 and $56,188,000 of total and net assets, respectively, as of November 30, 2013 and $16,096,000, and $532,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Joe's Jeans Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Hudson Clothing Holdings, Inc and its subsidiaries excluded from the scope of management's assessment.

        In our opinion, Joe's Jeans Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Joe's Jeans Inc. and subsidiaries as of November 30, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2013 and our report dated February 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 13, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted on this Annual Report since we intend to file our Definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act, no later than March 30, 2014, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by Item 10 as to directors, executive officers, the committees of our board of directors, our code of business conduct and ethics and Section 16 reporting compliance is incorporated by reference from our Definitive Proxy Statement.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)   List of documents filed as a part of this Annual Report:

    1 and 2. Financial Statements and Financial Statement Schedules

        (b) 3.  Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number		Description	Document if Incorporated by Reference
2.1	*	Stock Purchase Agreement, dated as of July 15, 2013, by and among Joe's Jeans Inc., Hudson Clothing Holdings, Inc., Fireman Capital CPF Hudson Co-Invest LP, Peter Kim, Paul Cardenas, Tony Chu, and certain option holders of Hudson Clothing Holdings, Inc. named therein	Exhibit 2.1 to Current Report on Form 8-K filed on July 19, 2013

2.2	*	Amendment No. 1 to Stock Purchase Agreement, dated as of September 30, 2013, by and among Joe's Jeans Inc., Fireman Capital CPF Hudson Co-Invest LP and Peter Kim	Exhibit 2.2 to Current Report on Form 8-K filed on October 4, 2013

3.1		Seventh Amended and Restated Certificate of Incorporation of the Registrant	Exhibit 4.1 to Current Report on Form 8-K filed on October 15, 2007

3.2		Amended and Restated Bylaws of Registrant	Exhibit 4.2 to Registration Statement on Form S-8 filed on November 12, 1993

4.1		Form of Buyer Notes	Exhibit 4.1 to Current Report on Form 8-K filed on October 4, 2013

Exhibit Number		Description	Document if Incorporated by Reference
10.1	**	Amended and Restated Employment Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan to be effective upon closing of the Merger Agreement (Schedule 6.2(c) to Merger Agreement)	Exhibit 10.1 to Current Report on Form 8-K filed on June 26, 2007

10.2		Investor Rights Agreement by and between Joe's Jeans Inc. and Joseph M. Dahan	Exhibit 10.2 to Current Report on Form 8-K filed on October 31, 2007

10.3	**	2004 Stock Incentive Plan	Exhibit A to Definitive Merger Proxy Statement on Schedule 14A filed on September 10, 2009

10.4	**	Form of Restricted Stock Agreement for Members of the Board of Directors	Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2007

10.5	**	Restricted Stock Agreement for Marc B. Crossman	Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2007

10.6	**	Form of Restricted Stock Unit Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2007

10.7	**	Executive Employment Agreement by and between Joe's Jeans Inc. and Marc B. Crossman dated May 30, 2008	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2008

10.8	**	Form of Restricted Stock Agreement	Exhibit 10.3 to Current Report on Form 8-K filed on October 14, 2009

10.9	**	Form of Stock Option Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended February 28, 2010 filed on April 8, 2010

10.10		Gross Lease Agreement by and between Mass Transit Properties LLC and Joe's Jeans Inc.	Exhibit 10.27 to the Annual Report on Form 10-K for the year ended November 30, 2010 filed on February 10, 2011

10.11	**	Amended and Restated 2004 Stock Incentive Plan	Exhibit A to Definitive Proxy Statement on Schedule 14A filed on September 19, 2011

10.12	**	Form of Restricted Stock Agreement for Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K filed on February 17, 2012

10.13	**	Form of Restricted Stock Unit Agreement for Amended and Restated 2004 Stock Incentive Plan	Exhibit 10.30 to the Annual Report on Form 10-K for the year ended November 30, 2011 filed on February 28, 2012

10.14		Agreement by and among Joe's Jeans Inc., Joe's Jeans Subsidiary, Inc. and Joseph M. Dahan	Exhibit 10.1 to the Current Report on Form 8-K filed on February 19, 2013

Exhibit Number	Description	Document if Incorporated by Reference
10.15	Amendment to Factoring Agreement dated June 28, 2013 by and between Joe's Jeans Subsidiary Inc. and The CIT Group/Commercial Services, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013

10.16	Form of Voting Letters	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2013

10.17	Registration Rights Agreement, dated as of September 30, 2013, by and among Joe's Jeans Inc. and the investors named therein.	Exhibit 10.1 to Current Report on Form 8-K filed on October 4, 2013

10.18	Revolving Credit Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, The CIT Group/Commercial Services, Inc., as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto	Exhibit 10.3 to Current Report on Form 8-K filed on October 4, 2013

10.19	Term Loan Credit Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto	Exhibit 10.4 to Current Report on Form 8-K filed on October 4, 2013

10.20	Earnout Subordination Agreement, dated as of September 30, 2013, by and among Mr. Joseph M. Dahan, The CIT Group/Commercial Services, Inc., as agent under the Revolving Facility, Garrison Loan Agency Services LLC, as agent under the Term Loan Facility and the loan parties party thereto	Exhibit 10.5 to Current Report on Form 8-K filed on October 4, 2013

10.21	Amended and Restated Factoring Agreement, dated as of September 30, 2013, by and among Joe's Jeans Subsidiary, Inc., Hudson Clothing, LLC, and The CIT Group/Commercial Services Inc.	Exhibit 10.6 to Current Report on Form 8-K filed on October 4, 2013

Exhibit Number		Description	Document if Incorporated by Reference
10.22		Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto and Garrison Loan Agency Services LLC, as administrative agent and collateral agent	Exhibit 10.7 to Current Report on Form 8-K filed on October 4, 2013

10.23		Guarantee and Collateral Agreement, dated as of September 30, 2013, by and among, Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.8 to Current Report on Form 8-K filed on October 4, 2013

10.24	**	Employment Agreement, dated as of July 15, 2013, by and between Joe's Jeans Inc., Hudson Clothing Holdings, Inc., HC Acquisition Holdings, Inc., Hudson Clothing, LLC and Peter Kim	Exhibit 10.9 to Current Report on Form 8-K filed on October 4, 2013

10.25	**	Non-Competition Agreement, dated as July 15, 2013, by and among Joe's Jeans, Inc., Hudson Clothing Holdings, Inc. and Peter Kim	Exhibit 10.10 to Current Report on Form 8-K filed on October 4, 2013

10.26		First Amendment to Gross Lease Agreement by and between Mass Transit Properties, LLC and Joe's Jeans Inc. dated August 23, 2013	Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2013

10.27		Omnibus Amendment No. 1 to Revolving Credit Agreement and Guarantee and Collateral Agreement, dated as of December 20, 2013, by and among Joe's Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe's Jeans Inc., certain subsidiaries of Joe's Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent	Exhibit 10.3 to Current Report on Form 8-K filed on December 23, 2013

14		Code of Business Conduct and Ethics adopted as of May 22, 2003	Exhibit 14 to the Annual Report on Form 10-K for the year ended November 29, 2003 filed on February 27, 2004

21		Subsidiaries of the Registrant	Filed herewith

23		Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit Number	Description	Document if Incorporated by Reference
24.1	Power of Attorney (included on signature page)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.1	The following materials from Joe's Jeans Inc.'s Annual Report on Form 10-K for the year ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at November 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended November 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders' Equity for the years ended November 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements	Filed herewith

*
Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any such exhibit or schedule, or any section thereof, to the Securities and Exchange Commission upon request.

**
Management contracts and compensatory arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

Joe's Jeans Inc. and Subsidiaries
Index to Consolidated Financial Statements

F-i

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Joe's Jeans Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Joe's Jeans Inc. and subsidiaries, (the "Company"), as of November 30, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joe's Jeans Inc. and subsidiaries at November 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joe's Jeans Inc.'s internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California February 13, 2014

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2013	November 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$785	$13,426
Accounts receivable, net	4,621	812
Due from factor	31,434	—
Inventories, net	52,670	31,318
Deferred income taxes, net	3,114	3,051
Prepaid expenses and other current assets	2,178	641

Total current assets	94,802	49,248
Property and equipment, net	7,393	6,683
Goodwill	33,812	3,836
Intangible assets	83,110	24,000
Deferred income taxes, net	—	665
Deferred financing costs	2,031	—
Other assets	1,875	1,592

Total assets	$223,023	$86,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,436	$10,893
Line of credit	17,673	—
Contingent consideration buy-out payable-short term	3,072	—
Promissory tax note issued	1,235	—
Due to factor	—	1,402
Due to related parties	—	195

Total current liabilities	48,416	12,490
Long term debt	58,840	—
Convertible notes	27,912	—
Deferred income taxes, net	16,202	—
Contingent consideration buy-out payable-long term	3,230	—
Deferred rent	2,404	1,795
Other liabilities	250	—

Total liabilities	157,254	14,285
Commitments and contingencies
Stockholders' equity
Common stock, $0.10 par value: 100,000 shares authorized, 68,878 shares issued and 68,549 outstanding (2013) and 67,294 shares issued and 66,965 outstanding (2012)	6,890	6,732
Additional paid-in capital	107,933	106,747
Accumulated deficit	(45,963)	(38,649)
Treasury stock, 329 shares	(3,091)	(3,091)

Total stockholders' equity	65,769	71,739

Total liabilities and stockholders' equity	$223,023	$86,024

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Year ended
	November 30, 2013	November 30, 2012	November 30, 2011
Net sales	$140,183	$118,642	$95,420
Cost of goods sold	77,844	62,472	52,056

Gross profit	62,339	56,170	43,364

Operating expenses
Selling, general and administrative	54,126	43,997	41,617
Depreciation and amortization	2,541	1,456	1,168
Contingent consideration buy-out expense	8,732	—	—
Retail stores impairment	—	—	1,144

	65,399	45,453	43,929

Operating (loss) income	(3,060)	10,717	(565)
Interest expense, net	2,562	376	484
Other expense	209	—	—

(Loss) income before taxes	(5,831)	10,341	(1,049)
Income tax provision	1,483	4,776	316

Net (loss) income and comprehensive (loss) income	$(7,314)	$5,565	$(1,365)

(Loss) earnings per common share—basic	$(0.11)	$0.08	$(0.02)

(Loss) earnings per common share—diluted	$(0.11)	$0.08	$(0.02)

Weighted average shares outstanding
Basic	67,163	65,496	64,001
Diluted	67,163	66,849	64,001

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance, November 30, 2010	64,131	$6,415	$104,364	$(42,849)	$(3,057)	$64,873
Net loss and comprehensive loss	—	—	—	(1,365)	—	(1,365)
Stock-based compensation, net of withholding taxes	—	—	1,278	—	—	1,278
Stock repurchase	—	—	—	—	(34)	(34)
Issuance of restricted common stock	1,346	135	(135)	—	—	—
Excess tax benefit on stock-based compensation	—	—	5	—	—	5

Balance, November 30, 2011	65,477	6,550	105,512	(44,214)	(3,091)	64,757
Net income and comprehensive income	—	—	—	5,565	—	5,565
Stock-based compensation, net of withholding taxes	—	—	1,423	—	—	1,423
Exercise of stock options	20	2	18	—	—	20
Issuance of restricted common stock	1,797	180	(180)	—	—	—
Excess tax benefit on stock-based compensation	—	—	(26)	—	—	(26)

Balance, November 30, 2012	67,294	6,732	106,747	(38,649)	(3,091)	71,739
Net loss and comprehensive loss	—	—	—	(7,314)	—	(7,314)
Stock-based compensation, net of withholding taxes	—	—	1,127	—	—	1,127
Exercise of stock options	22	2	25	—	—	27
Issuance of restricted common stock	1,562	156	(156)	—	—	—
Excess tax benefit on stock-based compensation	—	—	190	—	—	190

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	November 30, 2013	November 30, 2012	November 30, 2011
Net (loss) income	$(7,314)	$5,565	$(1,365)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	2,151	1,456	1,168
Change in fair value of embedded conversion derivative	204	—	—
Amortization of intangibles	390	—	—
Amortization of deferred financing costs	70	—	—
Amortization of convertible notes discount	257	—	—
Amortization of term loan discount	40	—	—
Retail stores impairment	—	—	1,144
Stock-based compensation	1,687	1,847	1,808
Excess tax benefit on stock-based compensation	190	(26)	5
Provision for non-factored customer credits and doubtful accounts	(32)	(121)	(211)
Decrease in deferred taxes	153	3,591	97
Changes in operating assets and liabilities:	—
Accounts receivable	(2,514)	851	1,043
Factored accounts receivable	918	—	—
Inventories	878	(8,056)	6,983
Prepaid expenses and other assets	945	(680)	(8)
Accounts payable and accrued expenses	3,243	394	126
Contingent consideration liability	8,732	—	—
Payment of contingent consideration buy-out	(2,430)	—	—
Due to/from related parties	(195)	450	(550)
Deferred rent	609	511	366

Net cash provided by operating activities	7,982	5,782	10,606
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Hudson Clothing, Inc.,net of cash acquired	(65,218)	—	—
Purchases of property and equipment	(2,135)	(2,779)	(2,055)

Net cash used in investing activities	(67,353)	(2,779)	(2,055)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on factor borrowing, net	(27,359)	(1,863)	(1,707)
Payment of deferred financing costs	(3,051)	—	—
Proceeds from line of credit, net	17,673	—	—
Proceeds from term loan	60,000	—	—
Exercise of stock options	27	20	—
Purchase of treasury stock	—	—	(34)
Payment of taxes on restricted stock units	(560)	(424)	(530)

Net cash provided by (used in) financing activities	46,730	(2,267)	(2,271)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,641)	736	6,280
CASH AND CASH EQUIVALENTS, at beginning of year	13,426	12,690	6,410

CASH AND CASH EQUIVALENTS, at end of year	$785	$13,426	$12,690

The accompanying notes are an integral part of these financial statements.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Description and Basis of Presentation

        Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe's® and Hudson®. Our primary current operating subsidiaries are Joe's Jeans Subsidiary Inc., or Joe's Jeans Subsidiary and Hudson Clothing LLC, or Hudson. In addition, we have other subsidiaries, including Joe's Jeans Retail Subsidiary, Inc., Innovo West Sales Inc., Hudson Clothing Holdings, Inc. and HC Acquisition Inc. All significant inter-company transactions have been eliminated. We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

        Our reportable business segments are Wholesale and Retail. We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation. Our Wholesale segment is comprised of sales of Joe's® and Hudson® products to retailers, specialty stores and international distributors, includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments. Our Retail segment is comprised of sales to consumers through full price retail stores, outlet stores and through our online retail sites at www.joesjeans.com and our www.hudsonjeans.com. We opened our first full price retail store in October 2008 in Chicago, Illinois and we currently operate 14 full price retail stores and 20 outlet stores in outlet centers, malls and street locations around the country for our Joe's® brand. Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands. Our fiscal year end is November 30. Each fiscal year, as presented, is 52 weeks.

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

        Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce sales of products ordered through our retail internet sites known as www.joesjeans.com and www.hudsonjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes. Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

(a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from our licensees. Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected under the caption of "Deferred Licensing Revenue" on the Consolidated Balance Sheets. The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received. The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized. There were no advanced payments under our licensing agreements during our fiscal year ended November 30, 2013 and 2012.

Accounts Receivable, Due To Factor and Allowance for Customer Credits and Doubtful Allowances

        We evaluate our ability to collect on accounts receivable and charge-backs (disputes from the customer) based upon a combination of factors. Whether a receivable is past due is based on how recently payments have been received and in certain circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit sources). A specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. Amounts are charged off against the reserve once it is established that amounts are not likely to be collected. We recognize reserves for charge-backs based on our historical collection experience. See "Notes to Consolidated Financial Statements—Note 4—Accounts Receivable, Inventory Advances and Due to Factor" for further discussion.

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

Deferred Financing Costs

        Deferred financing costs are amortized using the straight-line method over the term of the related agreements (five years) and recorded as a component of interest expense in the accompanying consolidated statement of income. Amortization of deferred financing costs included in interest expense was approximately $70,000 for the year ended November 30, 2013. We did not record any amortization of deferred financing cost for the years ended November 30, 2012 and 2011.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Costs of Goods Sold

        Costs of goods sold include product, freight in, freight out, inventory reserves, inventory markdowns and other various charges.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include salaries and benefits, travel and entertainment, professional fees, advertising, marketing, sample expenses, stock based compensation expenses, facilities, fulfillment and distribution costs and payments made in connection with the earn-out consideration.

Earnings Per Share

        Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of net loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options, restricted stock and restricted stock units using the treasury stock method. Dilutive common stock equivalent shares issuable upon conversion of the convertible notes are calculated using the if-converted method.

Deferred Rent

        When a lease includes lease incentives (such as a rent holiday) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent in the accompanying consolidated balance sheets.

Advertising Costs

        Advertising costs are charged to expense as incurred, except in the case of seasonal media campaigns. The production and other related costs of seasonal media campaigns are capitalized and amortized over the expected period of future benefits, which is typically six months or less.

        Advertising and tradeshow expenses included in selling, general and administrative expenses were approximately $4,306,000, $2,953,000 and $4,025,000 for fiscal 2013, 2012 and 2011, respectively.

Financial Instruments

        The fair values of our financial instruments (which consist of cash, accounts receivable, accounts payable, and due from factor) do not differ materially from their recorded amounts because of the relatively short period of time between origination of the instruments and their expected realization. The fair value of our long term debt and convertible notes is based on the amount of future cash flows associated with the instrument discounted using our incremental borrowing rate. At November 30, 2013, the carrying value of the long term debt was not materially different from fair value.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The fair value of our convertible notes was $28,830,000 at November 30, 2013. The fair value of the embedded derivative in our convertible notes that was bifurcated and separately valued was $5,700,000 at November 30, 2013. See "Notes to Consolidated Financial Statements—Note 8—Debt" for further information regarding our derivative liabilities and "Notes to Consolidated Financial Statements—Note 9—Fair Value Disclosures" regarding our fair value disclosures.

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

        When we determine that the carrying value of long-lived assets, such as property and equipment and purchased intangibles subject to amortization, may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management. These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.

        The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. We consider historical trends, expected future business trends and other factors when estimating each store's future cash flow. We also consider factors such as: the local environment for each store location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in Note 9. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to our results of operations.

        During the third quarter of fiscal 2011, we recorded store impairment charges of $1,144,000 related to two of our full price retail stores. Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores. There was no impairment recorded during fiscal 2012 or fiscal 2013.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets, such as customer relationships and designs, with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets, such as trademarks, with indefinite lives are not amortized but are tested at least annually for impairment.

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

        On September 30, 2013, we acquired Hudson, which included all of the goodwill and intangible assets related to the Hudson® logos and marks. To date, we have not recognized any impairment related to the goodwill or intangible assets of our Hudson® brand. We have assigned an indefinite life to the trademark, and therefore, no amortization expenses are expected to be recognized. However, we will test the assets for impairment annually in accordance with our critical accounting policies.

        Goodwill and other indefinite lived intangible assets at least annually using a two-step process. The first step is to determine the fair value of each reporting unit and compare this value to its carrying value. The determination of the fair value of the reporting unit as a discounted cash flow analysis requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 9. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is performed if the carrying value exceeds the fair value of the assets. The implied fair value of the reporting unit's goodwill or indefinite lived intangible assets must be determined and compared to the carrying value of the goodwill or indefinite lived intangible assets.

        Our annual impairment testing date is September 30 of each year. For fiscal 2013 and 2012, we determined that there was no impairment of our goodwill or indefinite lived intangible assets.

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

        For fiscal 2013, 2012 and 2011, sales to customers or customer groups representing greater than 10 percent of net sales are as follows:

	2013	2012	2011
Nordstrom, Inc.	30.4%	22.3%	25.5%
Macy's Inc.	10.8%	14.8%	*

*
Less than 10%.

        Our 10 largest customers and customer groups accounted for approximately 64 percent of our net sales during fiscal 2013. In addition, our international sales were $6,031,000, $4,986,000 and $4,568,000 in fiscal 2013, 2012 and 2011, respectively.

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

Other Recently Issued Financial Accounting Standards

        In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which was effective for fiscal periods beginning after January 1, 2012, with early adoption allowed. This guidance eliminates the option to present the components of other comprehensive income, or OCI, as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the first quarter of fiscal 2013. We presently do not have any components of comprehensive income and as such comprehensive income (loss) is the same as our net (loss) income.

        In February 2013, the FASB issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012. The adoption of this amendment will not have a material effect on our financial statements.

        In March 2013, the FASB issued a standard which requires the release of our cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

        In July 2013, the FASB issued a standard clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

        In July 2013, the FASB issued a standard permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Treasury rate and London Interbank Offered Rate, or LIBOR. In addition, the restriction on using different benchmark rates for similar hedges is removed. We are required to adopt these provisions prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment will not have a material effect on our financial statements.

3. Acquisition of Hudson

        On July 15, 2013, we announced the execution of a stock purchase agreement with Hudson, Fireman Capital CPF Hudson Co-Invest LP, or Fireman, Peter Kim, Paul Cardenas, Tony Chu, and certain option holders of Hudson named therein, pursuant to which we agreed to acquire all of the outstanding equity interests in Hudson. On September 30, 2013, we completed the acquisition of Hudson and purchased all of the outstanding equity interests for an aggregate purchase price of approximately $94,102,000, consisting of $65,416,000 in cash, approximately $27,451,000 in convertible notes, net of discount, and $1,235,000 in aggregate principal amount of promissory notes bearing no interest, payable on April 1, 2014, to certain former option holders of Hudson.

        In addition, in connection with the acquisition, we, along with all of our subsidiaries entered into: (i) a revolving credit agreement with CIT as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto, and (ii) a term loan credit agreement with Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto, or Garrison. In addition, we entered into an amended and restated factoring agreement with CIT that amends and restates our existing factoring agreement. See "Note 8—Debt" for a description of our debt arrangements.

        The acquisition has been accounted for as a purchase under U.S. generally accepted accounting principles. Accordingly, we have, with the assistance from independent valuation specialists, allocated the purchase price to the assets and liabilities of Hudson in our financial statements as of the completion of the acquisition at their respective fair values as of September 30, 2013. The valuations of intangible assets, income taxes and certain other items are preliminary. Management expects to complete the purchase price allocations during fiscal 2014. We are in the process of completing the amounts assigned to assets and liabilities, acquired intangible assets and the related impact on goodwill for the acquisition. More specifically, open items include finalizing the amounts associated with working capital and tax refunds due to the sellers.

        The assets acquired in this acquisition consisted of tangible and intangible assets acquired and liabilities assumed. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities has been recorded as goodwill. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based upon cash flow and return on capital projections assuming integrations with our company; and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition. We have determined that the useful life of the acquired trade name asset is indefinite, and therefore, no amortization expense will initially need to be recognized. The useful life of the acquired customer relationships and design assets are finite and will be amortized over their useful lives. However, we will test the assets for impairment annually and/or if events or changes in circumstances indicate that the assets might be impaired. Additionally, a deferred tax liability has been established in the allocation of the purchase price with respect to the identified indefinite long lived intangible assets acquired.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Hudson (Continued)

        Under the purchase method of accounting, the total consideration as shown in the table below (in thousands) is allocated to the assets based on their estimated fair values as of the date of the completion of the acquisition. The consideration is allocated as follows:

Assets and liabilities assumed:
Cash and cash equivalents	$198
Accounts receivable	1,263
Due from factor	13,806
Inventories	22,230
Prepaid expenses and other assets	2,526
Property and equipment	726
Other assets	239
Accounts payable and accrued expenses	(9,566)
Other current liabilities	(2,734)
Due to factor	(7,411)
Deferred income taxes, net	(16,651)
Intangible assets acquired:
Trade names	44,400
Customer relationships	2,700
Design	12,400

Net assets acquired	64,126
Goodwill created by the acquisition	29,976

Total consideration transferred	$94,102

Total Purchase Price
Cash	$65,416
Promissory notes	1,235
Convertible notes (Face value $32,445 less discount)	27,451

Total Purchase Price	$94,102

        The intangible assets acquired were recorded fair market value. Amortization of intangible assets with definite lives is provided for over their estimated useful lives. The life of the trade names is indefinite. Intangible assets consisted of the following (in thousands):

	Amortization Period	Gross Amount	Accumulated Amortization	Net Amount
Trade names	Indefinite	$44,400	$—	$44,400
Designs	6 Years	12,400	345	12,055
Customer relationships	10 Years	2,700	45	2,655

Total		$59,500	$390	$59,110

        Amortization expense related to the intangible assets acquired amounted to approximately $390,000 for the year ended November 30, 2013.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of Hudson (Continued)

        The following table presents our unaudited pro forma results (in thousands) for the year ended November 30, 2013 and 2012 as if the acquisition of the Hudson had occurred on December 1, 2011. These results are not intended to reflect our actual operations had the acquisition occurred on December 1, 2011. Acquisition transaction costs have been excluded from the pro forma net (loss) income and comprehensive (loss) income.

	November 30, 2013	November 30, 2012
Net sales	$205,027	$192,165

Net (loss) income and comprehensive (loss) income	$(9,695)	$2,912

4. Accounts Receivable, Inventory Advances and Due from (to) Factor

        Historically, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT.

        As a result of these agreements, amounts due from (to) factor consist of the following (in thousands):

	November 30, 2013	November 30, 2012
Non-recourse receivables assigned to factor	$32,194	$20,964
Client recourse receivables	3,220	24

Total receivables assigned to factor	35,414	20,988
Allowance for customer credits	(3,980)	(2,442)
Net loan balance from factored accounts receivable	—	(14,166)
Net loan balance from inventory advances	—	(5,782)

Due from (to) factor	$31,434	$(1,402)

Non-factored accounts receivable	$5,396	$1,369
Allowance for customer credits	(478)	(323)
Allowance for doubtful accounts	(297)	(234)

Accounts receivable, net of allowances	$4,621	$812

        Of the total amount of receivables sold by us as of November 30, 2013 and November 30, 2012, we hold the risk of payment of $3,220,000 and $24,000, respectively, in the event of non-payment by the customers.

        Prior to our acquisition of Hudson on September 30, 2013, our Joe's Jeans Subsidiary was a party to an accounts receivable factoring agreement and an inventory security agreement with CIT. The agreements prior to September 30, 2013 were structured so that we had the ability to obtain cash by selling to CIT certain of our accounts receivable and advances for up to 50 percent of the value of certain eligible inventory. The accounts receivables were sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer. CIT

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accounts Receivable, Inventory Advances and Due from (to) Factor (Continued)

permitted us to sell our accounts receivables at the maximum level of 85 percent and allowed advances of up to $6,000,000 for eligible inventory. CIT had the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers. In addition, cross guarantees were executed by and among us and all of our parent and subsidiaries to guarantee each entity's obligations. In connection with the agreements prior to September 30, 2013, certain assets were pledged to CIT, including our entire inventory, merchandise and/or goods, including raw materials through finished goods and receivables. However, our trademarks were not encumbered under those agreements.

        This accounts receivable agreement could be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days' written notice prior to September 30, 2013, or thereafter upon 60 days' written notice provided that the minimum factoring fees have been paid for the respective period or if CIT fails to fund us for five consecutive days. The inventory agreement could be terminated once all obligations were paid under both agreements or if an event of default occurred as defined in the agreement. On September 30, 2013, we entered into an amended and restated factoring agreement with CIT that amended and restated our existing factoring agreement and replaced all prior agreements relating to factoring and inventory security.

        Under the agreements that terminated on September 30, 2013, we paid to CIT a factoring rate of 0.55 percent for accounts for which CIT had the credit risk, subject to discretionary surcharges, up to $40,000,000 of invoices factored, 0.50 percent over $40,000,000 of invoices factored and 0.35 percent for accounts for which we had the credit risk. The interest rate associated with borrowings under the inventory lines and factoring facility was 0.25 percent plus the Chase prime rate, which was 3.25 percent prior to September 30, 2013. In the event we needed additional funds, we also had a letter of credit facility with CIT to allow us to open letters of credit for a fee of 0.25 percent of the letter of credit face value with international and domestic suppliers, subject to our overall availability. See "Note 8—Debt" for a further discussion of our debt arrangements and our amended and restated factoring agreement.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories, Net

        Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventories consisted of the following (in thousands):

	November 30, 2013	November 30, 2012
Finished goods	$30,129	$19,887
Finished goods consigned to others	1,066	363
Work in progress	5,057	1,732
Raw materials	18,406	10,687

	54,658	32,669
Less allowance for obsolescence and slow moving items	(1,988)	(1,351)

	$52,670	$31,318

        We did not record any charges to our inventory reserve allowance in fiscal 2013 and 2012 and recorded a charge of $128,000 in fiscal 2011.

6. Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful lives (years)	November 30, 2013	November 30, 2012
Computer and equipment	3 - 7	$3,040	$1,889
Furniture and fixtures	3 - 7	5,183	3,887
Leasehold improvements, primarily retail	5 - 10	6,302	4,964

		14,525	10,740
Less accumulated depreciation		(7,132)	(4,057)

Net property and equipment		$7,393	$6,683

        Depreciation expenses aggregated $2,151,000, $1,456,000 and $1,168,000 for fiscal 2013, 2012 and 2011, respectively.

7. Intangible Assets

        Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets with definite lives is provided for over their estimated useful lives. The life of the trade names is indefinite. Intangible assets consisted of the following (in thousands):

	Amortization Period	Gross Amount	Accumulated Amortization	Net Amount
Trade names	Indefinite	$68,400	$—	$68,400
Designs	6 Years	12,400	345	12,055
Customer relationships	10 Years	2,700	45	2,655

Total		$83,500	$390	$83,110

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets (Continued)

        Amortization expense related to the intangible assets amounted to approximately $390,000 for the year ended November 30, 2013. There was no amortization expense related to intangible assets for the years ended November 30, 2012 and 2011.

        Estimated amortization expense for the next five years is as follows (in thousands) at November 30, 2013:

2014	$2,337
2015	2,337
2016	2,337
2017	2,337
2018	2,337
Thereafter	3,025

Total	$14,710

8. Debt

        The five year payment schedule of our debt for the promissory notes, long term debt and convertible notes is as follows (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Promissory notes	$1,235	$1,235	$—	$—	$—	$—	$—
Long term debt	58,840					58,840
Convertible notes	32,445	—	—	—	—	—	32,445

	$92,520	$1,235	$—	$—	$—	$58,840	$32,445

Convertible Notes

        The convertible notes were issued with different interest rates and conversion features for Hudson's management stockholders and Fireman, respectively. Interest on the convertible notes is paid in a combination of cash and additional paid in kind notes, or PIK notes. Convertible notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson's management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below).

        The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash. Payment of interest at the cash pay

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, at our election.

        The approximately $9,560,000 (face amount) in aggregate principal amount of convertible notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019. The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us. The Fireman note becomes convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, at our election.

        Each of the notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock, subject to receipt of stockholder approval to comply with NASDAQ rules and an increase in the number of authorized shares, if necessary. The Fireman note may be converted at its sole election and the management notes may be converted at either a majority of the holders' election or individually, depending on the holder. Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13,600,000 shares of common stock. If the we elect to pay cash with respect to a conversion of the notes, the amount of cash to be paid per share will be equal to (a) the number of shares of common stock issuable upon such conversion multiplied by (b) the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion. We will have the right to prepay all or any portion of the principal amount of the notes at any time by paying 103 percent of the principal amount of the portion of any management note subject to prepayment or 100 percent of the principal amount of the portion of the Fireman note subject to prepayment.

        The holders of the convertible notes also have demand and piggyback registration rights associated with their notes in a separate agreement pursuant to which they have the right to require us to prepare and file a registration statement on Form S-1 or S-3 or any similar form or successor to such forms under the Securities Act, or any other appropriate form under the Securities Act or the Exchange Act, for the resale of all or part of their shares that may be issued under the convertible notes.

Embedded Conversion Derivative

        FASB Accounting Standards Codification (ASC) Topic 470 (ASC 470), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) requires the issuer of convertible debt that may be settled in shares or cash upon conversion at their option, such as our convertible notes, to account for their liability and equity components separately by bifurcating the embedded conversion derivative, or the derivative, from the host debt instrument.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

Although ASC 470 has no impact on our actual past or future cash flows, it requires us to record non-cash interest expense as the debt discount is amortized.

        As a result of the issuance of convertible notes in September 2013, the total potential shares of common stock that could be issued exceeded the amount of shares we were eligible to issue under NASDAQ rules as of that date. Therefore, we are required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance of the convertible notes was $5,496,000 and was recorded as the original debt discount for the purposes of accounting for the debt component of the convertible notes. This debt discount on the Fireman and management notes are being amortized as interest expense using an effective interest rate of 8.32 percent and 4.31 percent, respectively, over the remaining 5.5 year term of the convertible notes.

        If we obtain stockholder approval to approve the issuance of the common stock underlying the convertible notes to comply with NASDAQ rules, the derivative liability will be reassessed to determine if the derivative will continue to be classified as a liability or reclassified to stockholders' equity. We determined the fair value of the derivative using a binomial lattice model. The key assumptions for determining the fair value at November 30, 2013 included the remaining time to maturity of five years and four months, volatility of 65 percent, and the risk-free interest rate of 1.37 percent. The change in the fair value of the embedded conversion derivative from September 30, 2013 to November 30, 2013 of $204,000 has been recorded as other expense.

        The following table (in thousands) is a summary of the recorded value of the convertible note as of November 30, 2013. The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,491,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Convertible notes—Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)

Convertible notes recorded value on issue date	21,955
Accretion of debt discounts for two months ended November 30, 2013	257

Convertible notes value	22,212
Plus: Embedded derivative liability—fair market value	5,700

Debt as of November 30, 2013	$27,912

        The following table (in thousands) is a summary of our total interest expense as follows:

	Year ended
	November 30, 2013	November 30, 2012	November 30, 2011
Contractual coupon interest	$2,195	$376	$484
Amortization of discount and deferred financing costs	367	—	—

Total interest expense	$2,562	$376	$484

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

Promissory Notes

        In connection with the acquisition, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest, payable on April 1, 2014, to certain option holders of Hudson.

Revolving Credit Agreement

        The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment. Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT. The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit. Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition. As of November 30, 2013, $17,673,000 was outstanding under our revolving credit facility and cash availability of approximately $25,715,000.

        All unpaid loans under the revolving facility mature on September 30, 2018. We have the right at any time and from time to time to terminate the commitments under the revolving facility by paying in full or prepay any borrowings, in whole or in part, without terminating or reducing the commitment. If we terminate the revolving facility in full prior to the second anniversary of the date, we are required to pay a prepayment fee of 1 percent or 0.5 percent of the commitments terminated depending on when we make the prepayment.

        The revolving facility is guaranteed by us and all of our subsidiaries, and secured by liens on substantially all assets owned by us, including a first-priority lien on certain property, including principally trade accounts, inventory, certain related assets and proceeds of the foregoing, subject to permitted liens and exceptions, and a second-priority lien on all other assets, including intellectual property owned by us, which secures the term loan facility on a first-priority basis.

        Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans. The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90-Day LIBO Rate, which is the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under "Money Rates," plus 1 percent, in each case, plus (y) 1.5 percent. The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent. The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively. Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date. Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility. We also pay fees with respect to any letters of credit.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        The revolving facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the revolving credit agreement.

        In addition, the revolving credit agreement requires us to (a) maintain (i) at all times availability under the revolving facility of not less than $5,000,000 and (ii) at all times the sum of availability under the revolving facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; and (b) maintain a minimum fixed charge coverage ratio calculated for each four fiscal quarter period at levels set forth in the revolving facility.

        As of November 30, 2013, we were in compliance with the covenants under the revolving credit agreement.

Term Loan Credit Agreement

        The term loan credit agreement entered into with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013. The term loan proceeds were used to finance a portion of the consideration for the acquisition, to pay fees and expenses associated with the acquisition and for working capital needs and other general corporate purposes.

        The term loan matures on September 30, 2018. We are allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016. The prepayment fee is 3 percent if we prepay prior to September 30, 2014 and reduces by 1 percent per year until September 30, 2016. In addition, we are required to make prepayments out of extraordinary receipts, certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee as set forth above.

        The term loan facility is guaranteed by us and all of our subsidiaries and is secured by liens on substantially all assets owned by us, including a first-priority lien on intellectual property owned by us and a second-priority lien on the revolving credit priority collateral.

        The interest rate for the term loan fluctuates and is equal to the rate per annum equal to the British Banker Association Interest Settlement Rate for deposits in Dollars with a term of three months, as appears on the Bloomberg BBAM Screen, plus 10.75 percent. Interest is payable on the first day of each calendar month and the maturity date.

        The term loan credit agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries' ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures. The negative covenants are subject to certain exceptions as specified in the term loan credit agreement.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt (Continued)

        In addition, the term loan credit agreement also requires us to maintain (a) (i) at all times, availability under the revolving credit facility of not less than $5,000,000 and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the revolving credit facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; (b) a minimum fixed charge coverage ratio, (c) a minimum EBITDA, and (d) a leverage ratio not more than the maximum leverage coverage ratio as set forth in the term loan credit agreement.

        As of November 30, 2013, we were in compliance with the covenants under the term loan credit agreement.

Amended and Restated Factoring Agreement

        On September 30, 2013, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement, with CIT, which replaces all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we have sold and assigned to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services. We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice. The interest rate associated with borrowings under the factoring facility will be equal to the interest rate then in effect for "Revolving A Loans" pursuant to the revolving credit agreement. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days' written notice or immediately upon the occurrence of an event of default as defined in the agreement. The accounts receivable agreement may be terminated by us upon 60 days' written notice prior to September 30, 2018 or annually with 60 days' written notice prior to September 30th of each year thereafter. The Amended and Restated Factoring Agreement remains effective until it is terminated.

9. Fair Value Disclosures

        Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

          Level 1—Quoted prices in active markets for identical assets or liabilities.

          Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

          Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value Disclosures (Continued)

        Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

        The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of November 30, 2013 (in thousands):

	As of November 30, 2013
	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	$5,700	$—	$—	$5,700

        A reconciliation of the changes in Level 3 fair value measurements is as follows for November 30, 2013 (in thousands):

Convertible Notes Embedded Derivative
Balance at November 30, 2012	$—
Purchases, issuances and settlements	5,496
Total (gains) losses included in other expense	204

Balance at November 30, 2013	$5,700

10. Income Taxes

        The provision (benefit) for income taxes is as follows:

	Year ended
	2013	2012	2011
	(in thousands)
Current:
Federal	$1,206	$225	$24
State	128	981	195

	1,334	1,206	219

Deferred:
Federal	(78)	3,772	260
State	227	(202)	(163)

	149	3,570	97

Total	$1,483	$4,776	$316

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Net deferred tax assets result from the following temporary differences between the book and tax basis of assets and liabilities:

	Year ended
	2013	2012
	(in thousands)
Current:
Deferred tax assets:
Allowance for customer credits and doubtful accounts	$1,251	$1,165
Inventory valuation	879	703
Tax credits	5	325
Stock compensation expense	—	19
Inventory capitalization	1,004	475
State tax deduction	163	318
Inventory purchase price adjustment	135	—
Accrued vacation	84	—
Other	38	46

Total current deferred taxes	3,559	3,051

Deferred tax liabilities:
Inventory revaluation	(386)	—
Prepaid expenses	(59)	—

Total current deferred taxes	(445)	—

Net current deferred tax assets	$3,114	$3,051

Noncurrent:
Deferred tax assets:
Benefit of net operating loss carryforwards	$8,584	$9,757
Stock compensation expense	198	182
Deferred rent	965	698
Interest expense	1,442	—
Other	65	57
Valuation allowance	(342)	—

Net noncurrent deferred tax assets	10,912	10,694

Deferred tax liabilities:
Property and equipment basis difference	(755)	(701)
Intangible Assets	(3,026)	—
Long lived intangible asset	(23,333)	(9,328)

Total noncurrent deferred tax liabilities	(27,114)	(10,029)

Net noncurrent deferred tax asset (liability)	$(16,202)	$665

        Our net noncurrent deferred tax assets decreased from $665,000 as of November 30, 2012 to a net noncurrent deferred tax liability of $16,202,000 as of November 30, 2013, primarily as a result of our acquisition of Hudson and the associated differences in basis for book and tax purposes.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Annually, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for fiscal 2013, 2012 and 2011, we determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $342,000 that was recorded against a state net operating loss deferred tax asset during fiscal 2013.

        The reconciliation of the effective income tax rate to the federal statutory rate for the years ended is as follows:

	Year ended
	2013	2012	2011
Computed tax provision at the statutory rate	34.0%	34.0%	34.0%
State income tax	(4.1)%	4.9%	(2.0)%
Contingent consideration payments	(39.5)%	6.1%	(57.0)%
Transaction costs	(17.0)%	—	—
Acquisition basis difference	(0.7)%	—	—
Effect of uncertain tax positions	—	—	(1.5)%
Sec 162 (m) limitation	—	1.3%	(3.2)%
Other adjustments	1.9%	(0.1)%	(0.4)%

Effective tax rate	(25.4)%	46.2%	(30.1)%

        We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to fiscal 2009. We are currently not subject to any examinations where we expect that the examination will have a material effect on our financial statements or results of operation upon conclusion of an examination.

        We had net operating loss carryforwards of $24,909,000 at the end of fiscal 2013 for federal tax purposes that will expire from fiscal 2019 through fiscal 2027. We also had $22,467,000 of net operating loss carryforwards available for California that will expire from fiscal 2014 through fiscal 2020.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        As of November 30, 2013 and 2012, we provided a liability of $388,000 and $80,000, respectively, for unrecognized tax benefits related to various federal and state income tax matters. Included in the balance sheet at November 30, 2013 is $324,000, net of tax related benefits that impact the effective income tax rate if recognized. The following presents a rollforward of its unrecognized tax benefits (in thousands):

Balance at December 1, 2011	$166
Payments made during the current period	(86)

Balance at November 30, 2012	80
Increase in unrecognized tax benefits	308

Balance at November 30, 2013	$388

        We recognized interest and penalties related to unrecognized tax benefits of $6,000 and $(2,000) in the provision for income taxes in our statements of comprehensive (loss) income for fiscal 2013 and 2012, respectively. For fiscal 2013 and 2012, we had approximately $19,000 and $8,000, respectively, for the payment of interest accrued at November 30, 2013 and 2012, respectively. For the payment of any penalty, we accrued $51,000 and $0 at November 30, 2013 and 2012, respectively. The penalty accrual at November 30, 2013 was related to the acquisition. We do not expect any material unrecognized tax benefit to reverse in fiscal 2014.

11. Stockholders' Equity

Stock Incentive Plans

        In September 2000, we adopted the 2000 Director Stock Incentive Plan, or the 2000 Director Plan, under which nonqualified stock options were granted to members of our Board of Directors in lieu of cash director fees. After the adoption of the 2004 Stock Incentive Plan in June 2004, we no longer granted options pursuant to the 2000 Director Plan; however, the plan remains in effect for awards outstanding as of the adoption of the 2004 Stock Incentive Plan. As of November 30, 2013, no options to purchase shares of common stock remained outstanding under the 2000 Director Plan.

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

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

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

        The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance. All issuances are made under the terms and conditions set forth in the applicable plan. As of November 30, 2013, 3,544,756 shares remained available for issuance under the Restated Plan.

        For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards. For existing grants that were not fully vested at November 30, 2012, there was a total of $1,687,000 of stock based compensation expense recognized during fiscal 2013.

        The following summarizes option grants, restricted common stock and RSUs issued to members of our Board of Directors for the fiscal years 2002 through fiscal 2013 (in actual amounts) for service as a member:

	November 30, 2013
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—

Outstanding and exercisable at November, 2013	775,000	$4.03	1.4	$18,000

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2011	868,290	$3.73
Granted	—	—
Exercised	(20,000)	1.00
Expired	(51,496)	1.17
Forfeited	—	—	—	—

Outstanding and exercisable at November, 2012	796,794	$3.96	2.3	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2010	868,290	$3.73
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—	—	—

Outstanding and exercisable at November 30, 2011	868,290	$3.73	3.4	$—

Weighted average per option fair value of options granted during the year		N/A

        The total intrinsic value of options exercised during the fiscal years ended November 30, 2013, 2012 and 2011 was $10,948, $7,600 and $0, respectively.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        Exercise prices for options outstanding and exercisable as of November 30, 2013 are as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.00 - $1.02	100,000	2.3
$1.58 - $1.63	225,000	0.7
$5.91	450,000	1.5

	775,000	1.4

        The following table summarizes stock option activity by plan. There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan
Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—

Outstanding and exercisable at November 30, 2013	775,000	775,000	—

Outstanding at November 30, 2011	868,290	775,000	93,290
Granted	—	—	—
Exercised	(20,000)	—	(20,000)
Forfeited / Expired	(51,496)	—	(51,496)

Outstanding and exercisable at November 30, 2012	796,794	775,000	21,794

Outstanding at November 30, 2010	868,290	775,000	93,290
Granted	—	—	—
Exercised	—	—	—
Forfeited / Cancelled	—	—	—

Outstanding and exercisable at November 30, 2011	868,290	775,000	93,290

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        A summary of the status of restricted common stock and RSUs as of November 30, 2013, and changes during the year, are presented below:

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units
Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87
Granted	420,882	631,059	1,051,941	1.02	1.02
Issued	(310,320)	(1,140,709)	(1,451,029)	0.92	0.89
Cancelled	—	(426,749)	(426,749)	—	0.89
Forfeited	—	(115,877)	(115,877)	—	0.95

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98
Granted	670,781	1,871,539	2,542,320	0.66	0.75
Issued	(291,155)	(1,126,519)	(1,417,674)	1.09	0.84
Cancelled	—	(533,955)	(533,955)	—	0.88
Forfeited	—	(40,188)	(40,188)	—	0.77

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87

Outstanding at November 30, 2010	408,857	3,126,967	3,535,824	0.86	0.90
Granted	260,182	959,331	1,219,513	1.65	1.15
Issued	(204,429)	(1,085,780)	(1,290,209)	0.86	0.93
Cancelled	—	(457,790)	(457,790)	—	0.91
Forfeited	—	—	—	—	—

Outstanding at November 30, 2011	464,610	2,542,728	3,007,338	$1.30	$0.98

        As of November 30, 2013, there was $1,620,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Restated Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average of 2.1 years. In fiscal 2013, there were no options granted, 631,059 RSUs and 420,882 shares of restricted stock granted. In fiscal 2013, we issued 1,140,700 shares of our common stock to holders of RSUs, 310,320 shares of restricted stock and withheld, cancelled or forfeited 542,626 RSUs.

Convertible Notes

        In connection with the acquisition of Hudson, we issued the sellers convertible notes. See "Note 8—Debt" for a further discussion of the convertible notes.

Earnings Per Share

        Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding options and warrants.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
	(in thousands, except per share data)
Basic (loss) earnings per share computation:
Numerator:
Net (loss) income	$(7,314)	$5,565	$(1,365)

Denominator:
Weighted average common shares outstanding	67,163	65,496	64,001
(Loss) income per common share—basic
Net (loss) income	$(0.11)	$0.08	$(0.02)

Diluted (loss) earnings per share computation:
Numerator:
Net (loss) income	$(7,314)	$5,565	$(1,365)

Denominator:
Weighted average common shares outstanding	67,163	65,496	64,001
Effect of dilutive securities:
Restricted shares, RSU's, convertible securities and options	—	1,353	—

Dilutive potential common shares	67,163	66,849	64,001

(Loss) income per common share—dilutive
Net (loss) income	$(0.11)	$0.08	$(0.02)

        For fiscal 2013 and fiscal 2011, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 21,618,876 and 3,875,628, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive. For fiscal 2012, currently exercisable options and warrants in the aggregate of 1,058,970 have been excluded from the calculation of diluted income per share because the exercise prices of such options and warrants were out-of-the-money.

Shares Reserved for Future Issuance

        As of November 30, 2013, shares reserved for future issuance include (i) 775,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 1,661,330 shares of common stock issuable upon the vesting of RSUs; (iii) an aggregate of 3,544,756 shares of common stock available for future issuance under the Restated Plan as of November 30, 2013; and (iv) 13,600,000 shares of common stock issuable pursuant to the convertible notes (until stockholder approval obtained to issue additional shares).

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

Operating Lease Obligations and Other Obligations Related to Operations

        We lease certain equipment and office and retail space under separate lease arrangements. The leases generally contain renewal provisions. Equipment and office/retail rental expenses under such leases for the years ended November 30, 2013, November 30, 2012 and November 30, 2011, were approximately $7,034,000, $5,146,000 and $4,217,000, respectively.

        We lease retail store locations under operating lease agreements expiring on various dates through 2024 or 3 to 10 years from the rent commencement date. Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6% to 8%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

        In November 2010, we entered into a lease agreement to lease office and warehouse space at our current corporate offices and in August 2013, we entered into an extension for the lease of the same space beginning January 1, 2014, or collectively, the Lease Agreement. In connection with the Lease Agreement, we lease approximately 89,000 square feet which serves as our corporate headquarters and distribution center until December 31, 2018. We pay gross monthly rent in the amount of $43,700 for 2014 and our rent escalates at a rate of three percent per year thereafter. In addition, commencing on January 1, 2015, we are required to pay our pro rata share of increases in property taxes and insurance over what was paid in 2014. The Lease Agreement contains other customary terms and conditions related to the lease and condition of the premises, including a provision for a refundable security deposit in the amount of $90,000, of which $45,000 has been refunded.

        As of November 30, 2013, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2014	$7,777
2015	7,783
2016	7,735
2017	7,726
2018	7,556
Thereafter	16,714

$55,291

        Purchase commitments in the aggregate amount of $9,041,000 are all expected to be fulfilled within the next 12 months.

Advertising Commitments

        From time to time, we enter into various agreements for short term billboard, taxi cab top, bus or other advertising spaces in various locations in and around New York and Los Angeles and for print advertising. However, we do not have any commitment to pay a minimum amount or any long term commitments for such advertising.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Letters of Credit

        We had a no contingent liability for letters of credit as of November 30, 2013.

Contingent Consideration Payments, Buy-Out Agreement and Earnout Subordination Agreement

        As part of the consideration paid in connection with the merger with JD Holdings in October of 2007 and without regard to continued employment, until February 12, 2013, Mr. Dahan was entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017. Mr. Dahan was entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; and (iv) one percent of the gross profit above $40,501,000. The payments were paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments were likely to be paid. At the end of each quarter, any overpayments were offset against future payments and any significant underpayments were made. No payments were made if the gross profit was less than $11,250,000. "Gross Profit" was defined as net sales of the Joe's® brand less cost of goods sold. We accounted for such payments as compensation expense.

        On February 18, 2013, we entered into an agreement with Mr. Dahan that provided certainty of payments to him by removing the contingencies related to the contingent consideration payments to be made to Mr. Dahan as an earn out under the original merger agreement. This agreement fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement. The payments are now made over an accelerated time period until November 2015 instead of October 2017. Under the agreement, beginning on February 22, 2013 until November 27, 2015, Mr. Dahan is entitled to receive the total aggregate fixed amount of $9,168,000 through weekly installment payments. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. Mr. Dahan is not required to perform any services or remain employed to receive the fixed amount. Mr. Dahan also agreed to an additional restrictive covenant relating to non-competition and non-solicitation until November 30, 2016 that added to the original restrictive covenant in the merger agreement.

        On September 30, 2013, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn out subordination agreement which provided, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with our obligations to Mr. Dahan would be expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility. We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement.

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Litigation

        We are involved from time to time in routine legal matters incidental to our business. In the opinion of our management, resolution of such matters will not have a material effect on our financial position or results of operations.

Convertible Notes, Promissory Tax Notes, Revolving Credit Facility and Term Loan Credit Facility

        See "Note 8—Debt" for a further discussion on the commitments related to acquisition which included the issuance of the convertible notes, the promissory tax notes, the revolving credit facility and the term loan credit facility.

13. Segment Reporting and Operations by Geographic Areas

Segment Reporting

        The following table (in thousands) contains summarized financial information concerning our reportable segments:

	Year ended
	2013	2012	2011
Net sales:
Wholesale	$113,276	$95,310	$76,901
Retail	26,907	23,332	18,519

	$140,183	$118,642	$95,420

Gross profit:
Wholesale	$44,511	$39,895	$31,097
Retail	17,828	16,275	12,267

	$62,339	$56,170	$43,364

Operating (loss) income:
Wholesale	$29,442	$25,762	$18,000
Retail	(1,139)	1,489	(728)
Corporate and other	(31,363)	(16,534)	(17,837)

	$(3,060)	$10,717	$(565)

Capital expenditures:
Wholesale	$147	$1,066	$302
Retail	1,974	1,652	1,656
Corporate and other	14	61	97

	$2,135	$2,779	$2,055

Total assets:
Wholesale	$91,312	$48,934	$44,399
Retail	12,117	9,039	7,594
Corporate and other	119,594	28,051	28,169

	$223,023	$86,024	$80,162

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Reporting and Operations by Geographic Areas (Continued)

Operations by Geographic Areas

        Currently, we do not have any material reportable operations outside of the United States.

14. Related Party and Other Transactions

Joe Dahan

        Since the acquisition of the Joe's® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017. At the time of the acquisition, pursuant to ASC 805—Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts. For the fiscal years ended 2013, 2012 and 2011, expenses of $311,000, $1,862,000 and $1,757,000, respectively, were recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.

        On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015. In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement. This amount represented the net present value of the total fixed amount that Mr. Dahan would receive. The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan. On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, Garrison and all of our loan parties entered into an earn out subordination agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility. We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement.

        See "Note 12—Commitments and Contingencies—Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement" for a further discussion on these agreements with Mr. Dahan.

Ambre Dahan

        In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis. For the fiscal year ended 2013, we paid Ms. Dahan $155,000 under this arrangement. This arrangement may be terminated at any time by the parties. Mr. Dahan is not a party to this arrangement, and we do not consider this arrangement material to us.

Albert Dahan

        In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution. Under the

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party and Other Transactions (Continued)

agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person. The agreement may be terminated at any time for any reason or no reason with or without notice. For the fiscal years ended 2013, 2012 and 2011, payments of $453,000, $573,000 and $580,000, respectively, were made to Mr. Albert Dahan under this arrangement.

        In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children's products. Ever Blue has an exclusive right to produce, distribute and sell children's products bearing the Joe's® brand on a worldwide basis, subject to certain limitations on the channels of distribution. In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term. In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full. For the fiscal years ended 2013, 2012 and 2011, we recognized $612,000, $296,000 and $0, respectively in royalty income under the license agreement.

Peter Kim

        We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim in connection with the acquisition of Hudson. See "Note 3—Acquisition of Hudson" and "Note 8—Debt" for a further discussion of those agreements.

Employment Agreements with Officers and Directors

        We have entered into employment agreements with Marc Crossman, our President and CEO, Joe Dahan, our Creative Director and Peter Kim, our CEO of our Hudson subsidiary. All of these officers are also member of our Board of Directors.

  Marc Crossman

        On May 30, 2008, we entered into an employment agreement with Mr. Crossman to serve as our President and CEO. The employment agreement was effective as of December 1, 2007, the commencement of our 2008 fiscal year, had an initial term of two years and automatically renewed for additional two year periods on December 1, 2009, December 1, 2011 and December 1, 2013, respectively. The employment agreement continues to automatically renew for additional two year periods if neither we nor Mr. Crossman provides 180 days' advanced notice of non-renewal prior to the end of the term or upon the occurrence of a change in control. Under the employment agreement, Mr. Crossman is entitled to an annual salary of $429,300, an annual discretionary bonus targeted at 50 percent of his base salary based upon the achievement of financial and other performance criteria that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion, an annual grant of equity compensation pursuant to our stock incentive plans, life and disability insurance policies paid on his behalf and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to two years if terminated under certain circumstances.

  Joe Dahan

        On October 25, 2007, we entered into an employment agreement for Mr. Dahan to serve as Creative Director for the Joe's brand. The initial term of employment was for five years, or until

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party and Other Transactions (Continued)

October 25, 2012, and then automatically renewed for successive one year periods unless terminated earlier in accordance with the agreement. Under the employment agreement, Mr. Dahan is entitled to an annual salary of $300,000 and other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

  Peter Kim

        On September 30, 2013, we entered into an employment agreement with Mr. Kim to serve as CEO of our Hudson subsidiary for a term of three years. Under the employment agreement, Mr. Kim is entitled to a base salary of $500,000 per year and is also eligible to receive an annual discretionary bonus targeted at 50 percent of his base salary, based on the satisfaction of criteria and performance standards as established in advance and agreed to by Mr. Kim and the Compensation Committee of the Board of Directors. Mr. Kim is also entitled to other discretionary benefits that the Compensation Committee of the Board of Directors may deem appropriate in its sole and absolute discretion. The employment agreement provides for severance payment of up to one year if terminated under certain circumstances.

15. Supplemental Cash Flow Information

	Year ended
	2013	2012	2011
	(in thousands)
Significant Non-cash transactions
Write off of fully depreciated fixed assets	$—	$89	$671
Sale of fixed assets at net carrying value	$—	$104	$—
Additional cash flow information
Cash paid during the year for interest	$1,710	$383	$506
Cash paid during the year for income taxes	$870	$862	$218

16. Employee Benefit Plans

        On December 1, 2002, we established a tax qualified defined contribution 401(k) Profit Sharing Plan, or the Joe's Plan for our Joe's employees. All employees who have worked for us for 30 consecutive days may participate in the Joe's Plan and may contribute up to 100 percent, subject to certain limitations, of their salary to the Joe's Plan. We may make company matched contributions on a discretionary basis. All employees who have worked 500 hours qualify for profit sharing in the event at the end of each year we decide to do so. Costs of the Joe's Plan charged to operations were $22,000, $26,000 and $16,000 for fiscal 2013, 2012 and 2011, respectively. In addition, we match our Joe's employees' contributions, which are subject to a vesting schedule, in the lesser of the following amounts: (i) up to 2 percent of the employee's compensation, or (ii) 1/3 of the employee's contribution up to 6 percent of the employee's salary. For fiscal 2013, 2012 and 2011, we contributed $141,000, $132,000 and $117,000, respectively, to employees under the match portion of the Joe's Plan.

        The Hudson Clothing LLC 401(k) Plan, or the Hudson Plan, was established on January 1, 2009 and covers employees employed by our Hudson subsidiary. All employees who have worked for Hudson after 6 months may participate in the Hudson Plan and may contribute up to the maximum amount

JOE'S JEANS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans (Continued)

allowed by law of their salary to the plan. We may make company matched contributions on a discretionary basis. All employees who have worked 1,000 hours qualify for profit sharing in the event at the end of each year we decide to do so. No costs of the Hudson Plan were charged to operations for fiscal 2013 since the acquisition. In addition, we match our Hudson employees' contributions, which are subject to a vesting schedule, of $0.50 for each $1.00 of the employee's contribution up to 3 percent of the employee's contribution. For fiscal 2013 since the date of acquisition, we contributed $12,000 to employees under the match portion of the Hudson's Plan.

17. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended November 30, 2013 and November 30, 2012:

	Quarter ended
2013	February 28	May 31	August 31	November 30
	(in thousands, except per share data)
Net sales	$29,430	$30,874	$29,385	$50,494
Gross profit	14,315	13,505	12,845	21,674
(Loss) income before taxes	(6,466)	1,996	(411)	(950)
Income tax (benefit) expense	(78)	823	(124)	862

Net (loss) income and comprehensive (loss) income	$(6,388)	$1,173	$(287)	$(1,812)

Net (loss) income per share:
(Loss) earnings per common share—basic	$(0.10)	$0.02	$0.00	$(0.03)

(Loss) earnings per common share—diluted	$(0.10)	$0.02	$0.00	$(0.03)

	Quarter ended
2012	February 29	May 31	August 31	November 30
	(in thousands, except per share data)
Net sales	$25,962	$28,640	$30,304	$33,736
Gross profit	13,084	13,560	13,818	15,708
Income before taxes	1,688	2,969	2,614	3,070
Income tax expense	894	1,551	1,224	1,107

Net income	$794	$1,418	$1,390	$1,963

Net income per share:
Earnings per common share—basic	$0.01	$0.02	$0.02	$0.03

Earnings per common share—diluted	$0.01	$0.02	$0.02	$0.03

ITEM 15(a)
Joe's Jeans Inc. and Subsidiaries

Schedule II
Valuation of Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Charged to Other Accounts		Deductions(2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year ended November 30, 2013	$234	45	30	(3)	(12)	$294
Year ended November 30, 2012	$320	211	(256)	(1)	(41)	$234
Year ended November 30, 2011	$449	37	—		(166)	$320
Allowance for customer credits:
Year ended November 30, 2013	$2,765	15,977	1,304	(3)	(15,588)	$4,455
Year ended November 30, 2012	$2,856	12,229	—		(12,320)	$2,765
Year ended November 30, 2011	$3,407	12,156	—		(12,707)	$2,856
Allowances for inventories:
Year ended November 30, 2013	$1,351	42	595	(3)	—	$1,985
Year ended November 30, 2012	$1,114	237	—		—	$1,351
Year ended November 30, 2011	$1,067	175	—		(128)	$1,114

(1)
The European accounts receivable were sold on April 30, 2012. This amount represents the reserve against those receivables.

(2)
Deductions represent the actual amount of write-off of an asset against a reserve previously recorded. In the case of inventories, a deduction could represent the write-off upon disposition or a markdown of carrying value.

(3)
Amounts represent fair value adjustments established on the acquisition date of Hudson and tracked by us through the reserve account.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2014	JOE'S JEANS INC.
	By:	/s/ MARC B. CROSSMAN Marc B. Crossman Chief Executive Officer (Principal Executive Officer) and President
	By:	/s/ HAMISH SANDHU Hamish Sandhu Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Capacity	Date

/s/ MARC B. CROSSMAN Marc B. Crossman	Chief Executive Officer (Principal Executive Officer), President and Director	February 13, 2014
/s/ HAMISH SANDHU Hamish Sandhu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2014
/s/ SAMUEL J. FURROW Samuel J. Furrow	Chairman of the Board of Directors	February 13, 2014
/s/ JOANNE CALABRESE Joanne Calabrese	Director	February 13, 2014
/s/ JOSEPH M. DAHAN Joseph M. Dahan	Director	February 13, 2014

Signature	Capacity	Date

/s/ KELLY HOFFMAN Kelly Hoffman	Director	February 13, 2014
/s/ PETER KIM Peter Kim	Director	February 13, 2014
/s/ SUHAIL RIZVI Suhail Rizvi	Director	February 13, 2014
/s/ KENT SAVAGE Kent Savage	Director	February 13, 2014