Form 10-Q
period 2014-02-28
JOE'S JEANS INC.
filed 2014-04-09
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

The number of shares of the registrant’s common stock outstanding as of April 9, 2014 was 68,935,458.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.             Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28, 2014	November 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$349	$785
Accounts receivable, net	4,104	4,621
Due from factor	27,500	31,434
Inventories, net	54,060	52,670
Deferred income taxes, net	3,114	3,114
Prepaid expenses and other current assets	4,889	2,178
Total current assets	94,016	94,802

Property and equipment, net	6,884	7,393
Goodwill	33,812	33,812
Intangible assets	82,527	83,110
Deferred financing costs	1,926	2,031
Other assets	1,850	1,875

Total assets	$221,015	$223,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,510	$26,436
Line of credit	15,406	17,673
Contingent consideration buy-out payable-short term	3,099	3,072
Promissory tax note issued	1,235	1,235
Total current liabilities	46,250	48,416

Long term debt	58,884	58,840
Convertible notes	31,085	27,912
Deferred income taxes, net	16,202	16,202
Contingent consideration buy-out payable-long term	2,433	3,230
Deferred rent	2,513	2,404
Other liabilities	250	250
Total liabilities	157,617	157,254

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 69,460 shares issued and 68,936 outstanding (2014) and 68,878 shares issued and 68,549 outstanding (2013)	6,948	6,890
Additional paid-in capital	107,909	107,933
Accumulated deficit	(48,141)	(45,963)
Treasury stock, 524 shares (2014), 329 shares (2013)	(3,318)	(3,091)
Total stockholders’ equity	63,398	65,769

Total liabilities and stockholders’ equity	$221,015	$223,023

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended
	February 28, 2014	February 28, 2013
	(unaudited)
Net sales	$47,344	$29,430
Cost of goods sold	25,859	15,115
Gross profit	21,485	14,315

Operating expenses
Selling, general and administrative	18,952	11,487
Depreciation and amortization	1,227	492
Contingent consideration buy-out expense	—	8,732
	20,179	20,711
Operating income (loss)	1,306	(6,396)
Interest expense	3,321	70
Other expense	2,550	—
Loss before provision for taxes	(4,565)	(6,466)
Income tax benefit	(2,387)	(78)
Net loss and comprehensive loss	$(2,178)	$(6,388)

Loss per common share - basic	$(0.03)	$(0.10)

Loss per common share - diluted	$(0.03)	$(0.10)

Weighted average shares outstanding
Basic	67,938	66,646
Diluted	67,938	66,646

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	February 28, 2014	February 28, 2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$2,409	$802

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(135)	(436)
Net cash used in investing activities	(135)	(436)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	(2,267)	—
Repayment of term loan	(15)	—
Advances from factor, net	—	506
Purchase of treasury stock	(227)	—
Payment of taxes on restricted stock units	(201)	(241)
Net cash (used in) provided by financing activities	(2,710)	265

NET CHANGE IN CASH AND CASH EQUIVALENTS	(436)	631

CASH AND CASH EQUIVALENTS, at beginning of period	785	13,426

CASH AND CASH EQUIVALENTS, at end of period	$349	$14,057

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739
Net loss and comprehensive loss (unaudited)	—	—	—	(6,388)	—	(6,388)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	208	—	—	208
Issuance of restricted stock (unaudited)	1,001	100	(100)	—	—	—
Balance, February 28, 2013 (unaudited)	68,295	$6,832	$106,855	$(45,037)	$(3,091)	$65,559

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769
Net loss and comprehensive loss (unaudited)	—	—	—	(2,178)	—	(2,178)
Stock repurchase (unaudited)	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	34	—	—	34
Issuance of restricted stock (unaudited)	582	58	(58)	—	—	—
Balance, February 28, 2014 (unaudited)	69,460	$6,948	$107,909	$(48,141)	$(3,318)	$63,398

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three months ended February 28, 2014 and 2013 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2013 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

Our principal business activity involves the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brands Joe’s® and Hudson®.  Our primary current operating subsidiaries are Joe’s Jeans Subsidiary Inc., or Joe’s Jeans Subsidiary and Hudson Clothing LLC, or Hudson.  In addition, we have other subsidiaries, including Joe’s Jeans Retail Subsidiary, Inc., Innovo West Sales Inc., Hudson Clothing Holdings, Inc. and HC Acquisition Inc.  All significant inter-company transactions have been eliminated.  We completed the acquisition of Hudson on September 30, 2013 and the information presented includes the results of operations of Hudson from the date of acquisition.

Our reportable business segments are Wholesale and Retail.  We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation.  Our Wholesale segment is comprised of sales of Joe’s® and Hudson® products to retailers, specialty stores and international distributors, includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments.  Our Retail segment is comprised of sales to consumers through full price retail stores, outlet stores and through our online retail sites at www.joesjeans.com and www.hudsonjeans.com.  We opened our first full price retail store in October 2008 in Chicago, Illinois and we currently operate 13 full price retail stores and 20 outlet stores in outlet centers, malls and street locations around the country for our Joe’s® brand.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three months ended February 28, 2014 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2014.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

NOTE 2 —ADOPTION OF ACCOUNTING PRINCIPLES

In February 2013, the Financial Accounting Standards Board, or FASB, issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012. We adopted this guidance effective for our first quarter of fiscal 2014.  The adoption of this guidance did not have a material effect on our financial statements.

In March 2013, the FASB issued a standard which requires the release of cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

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

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE FROM (TO) FACTOR

Historically, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due from (to) factor consist of the following (in thousands):

	February 28, 2014	November 30, 2013
Non-recourse receivables assigned to factor	$25,280	$32,194
Client recourse receivables	6,289	3,220
Total receivables assigned to factor	31,569	35,414

Allowance for customer credits	(4,069)	(3,980)
Due to factor	$27,500	$31,434

Non-factored accounts receivable	$5,068	$5,396
Allowance for customer credits	(677)	(478)
Allowance for doubtful accounts	(287)	(297)
Accounts receivable, net of allowance	$4,104	$4,621

Of the total amount of receivables sold by us as of February 28, 2014 and November 30, 2013, we hold the risk of payment of $6,289,000 and $3,220,000, respectively, in the event of non-payment by the customers.

CIT Commercial Services

Prior to our acquisition of Hudson on September 30, 2013, our Joe’s Jeans Subsidiary was a party to an accounts receivable factoring agreement and an inventory security agreement with CIT.  The agreements prior to September 30, 2013 were structured so that we had the ability to obtain cash by selling to CIT certain of our accounts receivable and advances for up to 50 percent of the value of certain eligible inventory.  The accounts receivables were sold for up to 85 percent of the face amount on either a recourse or non-recourse basis depending on the creditworthiness of the customer.  CIT permitted us to sell our accounts receivables at the maximum level of 85 percent and allowed advances of up to $6,000,000 for eligible inventory.  CIT had the ability, in its discretion at any time or from time to time, to adjust or revise any limits on the amount of loans or advances made to us pursuant to both of these agreements and to impose surcharges on our rates for certain of our customers.  In addition, cross guarantees were executed by and among us and all of our parent and subsidiaries to guarantee each entity’s obligations.  In connection with the agreements prior to September 30, 2013, certain assets were pledged to CIT, including our entire inventory, merchandise and/or goods, including raw materials through finished goods and receivables.  However, our trademarks were not encumbered under those agreements.

This accounts receivable agreement could be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days’ written notice prior to September 30, 2013, or thereafter upon 60 days’ written notice provided that the minimum factoring fees have been paid for the respective period or if CIT fails to fund us for five consecutive days.  The inventory agreement could be terminated once all obligations were paid under both agreements or if an event of default occurred as defined in the agreement.  On September 30, 2013, we entered into an amended and restated factoring agreement with CIT that amended and restated our existing factoring agreement and replaced all prior agreements relating to factoring and inventory security.

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

Amended and Restated Factoring Agreement

On September 30, 2013, we entered into an amended and restated factoring agreement, or the Amended and Restated Factoring Agreement, with CIT, which replaces all prior agreements relating to factoring and inventory security. The Amended and Restated Factoring Agreement provides that we sell and assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We will pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges, and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings under the factoring facility will be equal to the interest rate then in effect for “Revolving A Loans” pursuant to the revolving credit agreement. The Amended and Restated Factoring Agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter.  The Amended and Restated Factoring Agreement remains effective until it is terminated.

As of February 28, 2014, our cash balance was $349,000 and our cash availability with CIT was approximately $26,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 12 — Debt” for a further discussion of our debt arrangements with CIT and other lenders.

NOTE 4 — INVENTORIES, NET

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	February 28, 2014	November 30, 2013

Finished goods	$30,645	$30,129
Finished goods consigned to others	1,132	1,066
Work in progress	4,609	5,057
Raw materials	19,708	18,406
	56,094	54,658
Less allowance for obsolescence and slow moving items	(2,034)	(1,988)
	$54,060	$52,670

We did not record any charges to our inventory reserve allowance for the three months ended February 28, 2014 or year ended November 30, 2013.

NOTE 5 —RELATED PARTY TRANSACTIONS

Joe Dahan

Since the acquisition of the Joe’s® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  For the three months ended February 28, 2013, expense of $311,000 was recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.  For the three months ended February 28, 2014, we did not have any expense related to the contingent consideration expense made to Mr. Dahan under the original agreement since we entered into the new agreement with him as described below.

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

See “Note 9 — Commitments and Contingencies - Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement” for a further discussion on these agreements with Mr. Dahan.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis.  For the three months ended February 28, 2014 and 2013, we paid Ms. Dahan $47,000 and $27,000, respectively, under this arrangement.  This arrangement may be terminated at any time by the parties.  Mr. Dahan is not a party to this arrangement, and we do not consider this arrangement material to us.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended February 28, 2013, payments of $120,000 were made to Mr. Albert Dahan under this arrangement.  For the three months ended February 28, 2014, there were no payments made to Mr. Albert Dahan under this arrangement.

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended February 28, 2014 and 2013, we recognized $248,000 and $180,000, respectively, in royalty income under the license agreement.

Peter Kim

We have entered into several agreements, including a stock purchase agreement, a convertible note, a registration rights agreement, an employment agreement and a non-competition agreement with Peter Kim, CEO of our Hudson subsidiary and member of our Board of Directors, in connection with the acquisition of Hudson.  See “Note 11 — Acquisition of Hudson” and “Note 12 — Debt” for a further discussion of those agreements.

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive securities consist of outstanding options, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended
	(in thousands, except per share data)
	February 28, 2014	February 28, 2013
Basic (loss) earnings per share computation:
Numerator:
Net loss and comprehensive loss	$(2,178)	$(6,388)
Denominator:
Weighted average common shares outstanding	67,938	66,646
Loss per common share - basic
Net loss and comprehensive loss	$(0.03)	$(0.10)

Diluted loss per share computation:
Numerator:
Net loss and comprehensive loss	$(2,178)	$(6,388)
Denominator:
Weighted average common shares outstanding	67,938	66,646
Effect of dilutive securities:
Restricted shares, RSU’s, convertible securities and options	—	—
Dilutive potential common shares	67,938	66,646

Loss per common share - dilutive
Net loss and comprehensive loss	$(0.03)	$(0.10)

For the three months ended February 28, 2014, and 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 21,340,377 and 4,283,975, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of February 28, 2014, shares reserved for future issuance include (i) 775,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 1,545,326 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 2,975,434 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan; and (iv) 13,600,000 shares of common stock issuable pursuant to the convertible notes (until stockholder approval is obtained to issue additional shares).

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

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2009.  We are currently not subject to any examinations.

We had net operating loss carryforwards of $24,909,000 at the end of fiscal 2013 for federal tax purposes that will expire from fiscal 2019 through 2027.  We also had $22,467,000 of net operating loss carryforwards available for California which begin to expire from fiscal 2014 through fiscal 2020.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Incentive Plans

On June 3, 2004, we adopted the 2004 Stock Incentive Plan, or the 2004 Incentive Plan, and in October 2011, we adopted an Amended and Restated 2004 Stock Incentive Plan, or the Restated Plan, to update it with respect to certain provisions and changes in the tax code since its original adoption.  Under the Restated Plan, the number of shares authorized for issuance is 6,825,000 shares of common stock.  We have filed a Definitive Proxy Statement on Schedule 14A asking our stockholders to approve an amendment to our Restated Plan to increase the number of shares authorized for issuance to 11,825,000 at our Annual Meeting of Stockholders on May 8, 2014.  After the adoption of the Restated Plan in October 2011, we no longer grant awards pursuant to the 2004 Incentive Plan; however, it remains in effect for awards outstanding as of the adoption of the Restated Plan.  Under the Restated Plan, grants may be made to employees, officers, directors and consultants under a variety of awards based upon underlying equity, including, but not limited to, stock options, restricted common stock, restricted stock units or performance shares.  The Restated Plan limits the number of shares that can be awarded to any employee in one year to 1,250,000.  The exercise price for incentive options may not be less than the fair market value of our common stock on the date of grant and the exercise period may not exceed ten years.  Vesting periods, terms and types of awards are determined by the Board of Directors and/or our Compensation and Stock Option Committee, or Compensation Committee.  The Restated Plan includes a provision for the acceleration of vesting of all awards upon a change of control as well as a provision that allows forfeited or unexercised awards that have expired to be available again for future issuance. Since fiscal 2008, we have issued both restricted common stock and restricted common stock units, or RSUs, to our officers, directors and employees pursuant to our various plans.  The RSUs represent the right to receive one share of common stock for each unit on the vesting date provided that the employee continues to be employed by us.  On the vesting date of the RSUs, we expect to issue the shares of common stock to each participant upon vesting and expect to withhold an equivalent number of shares at fair market value on the vesting date to fulfill tax withholding obligations.  Any RSUs withheld or forfeited will be shares available for issuance in accordance with the terms of the Restated Plan.

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of February 28, 2014, 2,975,434 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2013, there was a total of $235,000 and $449,000 of stock based compensation expense recognized during the three months ended February 28, 2014 and 2013, respectively.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the first quarter of fiscal 2014 (in actual amounts) for service as a member:

	February 28, 2014
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678

Exercise prices for all options outstanding as of February 28, 2014 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.00 - $1.02	100,000	2.0
$1.58 - $1.63	225,000	0.5
$5.91	450,000	1.3

	775,000	1.1

The following table summarizes stock option activity by plan for the three months ended February 28, 2014 and 2013, (in actual amounts). There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at February 28, 2014	775,000	775,000	—

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at February 28, 2013	796,794	775,000	21,794

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2014	775,000	$4.03	1.1	$39,000

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at February 28, 2013	796,794	$3.96	2.1	$38,961

Weighted average per option fair value of options granted during the year		N/A

As of February 28, 2014, there was $2,348,600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2012 and November 30, 2013, and changes during the three months ended February 28, 2014 and 2013, are presented below (in actual amounts):

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(293,480)	(744,096)	0.95	0.98
Cancelled	—	(184,766)	(184,766)	—	0.98
Forfeited	—	—	—	—	—
Outstanding at February 28, 2014	792,303	1,545,326	2,337,629	$1.08	$1.04

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87
Granted	420,882	631,059	1,051,941	1.02	1.02
Issued	(310,320)	(580,351)	(890,671)	0.92	0.82
Cancelled	—	(228,395)	(228,395)	—	0.82
Forfeited	—	(3,536)	(3,536)	—	0.70
Outstanding at February 28, 2013	954,798	2,532,382	3,487,180	$0.90	$0.94

In the three months ended February 28, 2014, we granted 362,242 RSUs and 288,121 shares of restricted stock.  In the three months ended February 28, 2013, we granted 631,059 RSUs and 420,882 shares of restricted stock. In the three months ended February 28, 2014, we (i) issued 744,096 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 184,766 RSUs and retired into treasury 194,901 shares of restricted stock.  In the three months ended February 28, 2013, we (i) issued 890,671 shares of restricted stock and common stock to holders of RSUs, respectively in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 231,931 RSUs.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Contingent Consideration Payments, Buy-Out Agreement and Earnout Subordination Agreement

As part of the consideration paid in connection with the merger with JD Holdings in October of 2007 and without regard to continued employment, until February 12, 2013, Mr. Dahan was entitled to a certain percentage of the gross profit earned by us in any applicable fiscal year until October 2017.  Mr. Dahan was entitled to the following: (i) 11.33 percent of the gross profit from $11,251,000 to $22,500,000; (ii) three percent of the gross profit from $22,501,000 to $31,500,000; (iii) two percent of the gross profit from $31,501,000 to $40,500,000; and (iv) one percent of the gross profit above $40,501,000.  The payments were paid in advance on a monthly basis based upon estimates of gross profits after the assumption that the payments were likely to be paid.  At the end of each quarter, any overpayments were offset against future payments and any significant underpayments were made.  No payments were made if the gross profit was less than $11,250,000.  “Gross Profit” was defined as net sales of the Joe’s® brand less cost of goods sold.  We accounted for such payments as compensation expense.

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

Retail Leases

We lease retail store locations under operating lease agreements expiring on various dates through 2023 or 3 to 10 years from the rent commencement date and have one temporary space for a term of nine months.  Some of these leases require us to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 6 percent to 8 percent, when specific sales volumes are exceeded.  Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis.

As of February 28, 2014, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

Future Lease Obligations are as follows (in thousands):

2014	Remainder of the year	$5,850
2015		7,770
2016		7,721
2017		7,712
2018		7,541
Thereafter		16,726
		$53,320

Convertible Notes, Promissory Tax Notes, Revolving Credit Facility and Term Loan Credit Facility

See “Note 12 — Debt” for a further discussion on the commitments related to acquisition which included the issuance of the convertible notes, the promissory tax notes, the revolving credit facility and the term loan credit facility.

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended
	(dollar values in thousands)
	February 28, 2014	February 28, 2013

Net sales:
Wholesale	$39,615	$23,087
Retail	7,729	6,343
	$47,344	$29,430

Gross profit:
Wholesale	$16,760	$10,232
Retail	4,725	4,083
	$21,486	$14,315

Operating (loss) income:
Wholesale	$10,371	$6,704
Retail	(988)	(326)
Corporate and other	(8,077)	(12,774)
	$1,306	$(6,396)

Capital expenditures:
Wholesale	$—	$8
Retail	27	428
Corporate and other	108	—
	$135	$436

Total assets:
Wholesale	$91,218	$50,219
Retail	10,891	9,433
Corporate and other	118,906	28,030
	$221,015	$87,682

NOTE 11 - ACQUISITION OF HUDSON

On September 30, 2013, we completed the acquisition of Hudson and purchased all of the outstanding equity interests for an aggregate purchase price of approximately $94,102,000, consisting of $65,416,000 in cash, approximately $27,451,000 in convertible notes, net of discount, and $1,235,000 in aggregate principal amount of promissory notes bearing no interest to certain former option holders of Hudson that we subsequently paid on April 1, 2014.

In addition, in connection with the acquisition, we, along with all of our subsidiaries entered into: (i) a revolving credit agreement with CIT as administrative agent, collateral agent, documentation agent and syndication agent, CIT Finance LLC, as sole lead arranger and sole bookrunner, and the lenders party thereto, and (ii) a term loan credit agreement with Garrison Loan Agency Services LLC, as administrative agent, collateral agent, lead arranger, documentation agent and syndication agent, and the lenders party thereto, or Garrison.  In addition, we entered into an amended and restated factoring agreement with CIT that amends and restates our existing factoring agreement.  See “Note 12 — Debt” for a description of our debt arrangements.

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

Under the purchase method of accounting, the total consideration as shown in the table below is allocated to the assets based on their estimated fair values as of the date of the completion of the acquisition. The consideration is allocated as follows:

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

NOTE 12 - DEBT

Convertible Notes

The convertible notes were issued with different interest rates and conversion features for Hudson’s management stockholders and Fireman, respectively.  Interest on the convertible notes is paid in a combination of cash and additional paid in kind notes, or PIK Notes.  Convertible notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson’s management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019.  All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below).

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

Each of the notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock, subject to receipt of stockholder approval to comply with NASDAQ rules and an increase in the number of authorized shares, if necessary.  The Fireman note may be converted at its sole election and the management notes may be converted at either a majority of the holders’ election or individually, depending on the holder.  Prior to receipt of such stockholder approval, the conversion rights will be limited to approximately 13,600,000 shares of common stock.  If the we elect to pay cash with respect to a conversion of the notes, the amount of cash to be paid per share will be equal to (a) the number of shares of common stock issuable upon such conversion multiplied by (b) the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion.  We will have the right to prepay all or any portion of the principal amount of the notes at any time by paying 103 percent of the principal amount of the portion of any management note subject to prepayment or 100 percent of the principal amount of the portion of the Fireman note subject to prepayment.  We have filed a Definitive Proxy Statement on Schedule 14A asking our stockholders to approve at our Annual Meeting of Stockholders on May 8, 2014 the issuance of the shares above the 13,600,000 cap.

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

As a result of the issuance of convertible notes in September 2013, the total potential shares of common stock that could be issued exceeded the amount of shares we were eligible to issue under NASDAQ rules as of that date.  Therefore, we are required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance of the convertible notes was $5,496,000 and was recorded as the original debt discount for the purposes of accounting for the debt component of the convertible notes.  This debt discount on the Fireman and management notes are being amortized as interest expense using an effective interest rate of 8.32 percent and 4.31 percent, respectively, over the 5.5 year life of the convertible notes.

If we obtain stockholder approval to approve the issuance of the common stock underlying the convertible notes to comply with NASDAQ rules, the derivative liability will be reassessed to determine if the derivative will continue to be classified as a liability or reclassified to stockholders’ equity.  We determined the fair value of the derivative using a binomial lattice model. The key assumptions for determining the fair value at February 28, 2014 included the remaining time to maturity of five years and one month, volatility of 65 percent, and the risk-free interest rate of 1.49 percent.  The fair value of the embedded conversion derivative was $5,700,000 and $8,250,000 at November 30, 2013 and February 28, 2014, respectively.  The increase in the fair value of the embedded conversion derivative from November 30, 2013 to February 28, 2014 resulted in a loss of $2,550,000, which has been recorded as other expense.  The primary reason for the increase in fair value was due to the change in our stock price as compared to the conversion price.

The following table (in thousands) is a summary of the recorded value of the convertible note as of February 28, 2014.  The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,491,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Balance
February 28, 2014
Convertible notes - Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)
Convertible notes recorded value on issue date	21,955
Add: PIK notes issued	218
Accumulated accretion of debt discounts	662
Convertible notes value	22,835
Plus: Embedded derivative liability - fair market value	8,250
Debt as of February 28, 2014	$31,085

The following table (in thousands) is a summary of our total interest expense as follow:

	Three monthes ended
	February 28, 2014	February 28, 2013
Contractual coupon interest	$2,752	$70
Amortization of discount and deferred financing costs	569	—
Total interest expense	$3,321	$70

Promissory Notes

In connection with the acquisition, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest to certain option holders of Hudson that we subsequently paid on April 1, 2014.

Revolving Credit Agreement

The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment.  Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT.  The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit.  Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and to repay our existing factor loans.  As of February 28, 2014, $15,406,000 was outstanding under our revolving credit facility and approximately $26,000,000 was available to us.

All unpaid loans under the revolving facility mature on September 30, 2018.  We have the right at any time and from time to time to terminate the commitments under the revolving facility by paying in full or prepay any borrowings, in whole or in part, without terminating or reducing the commitment.  If we terminate the revolving facility in full prior to the second anniversary of the date, we are required to pay a prepayment fee of one percent or 0.5 percent of the commitments terminated depending on when we make the prepayment.

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

Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans.  The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90-Day LIBO Rate, which is the rate per annum equal to the 90 day LIBOR published in the New York City edition of the Wall Street Journal under “Money Rates,” plus 1 percent, in each case, plus (y) 1.5 percent.  The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent.  The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively.  Interest on the Revolving Facility is payable on the first day of each calendar month and the maturity date.  Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility.  We also pay fees with respect to any letters of credit.

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

As of February 28, 2014, we were in compliance with the covenants under the revolving credit agreement.

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

The term loan credit agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the term loan credit agreement.

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

As of February 28, 2014, we were in compliance with the covenants under the term loan credit agreement.

Amended and Restated Factoring Agreement

See “Note 3 — Accounts Receivable, Inventory Advances and Due (From) To Factor” for a discussion of our Amended and Restates Factoring Agreement.

NOTE 13 - FAIR VALUE DISCLOSURES

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

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of February 28, 2014 and November 30, 2013 (in thousands):

	As of February 28, 2014
	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	$8,250	$—	$—	$8,250

	As of November 30, 2013
	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	$5,700	$—	$—	$5,700

A reconciliation of the changes in Level 3 fair value measurements is as follows for the three months ended February 28, 2014 (in thousands):

Convertible Notes
Embedded Derivative

Balance at November 30, 2013	$5,700
Purchases, issuances and settlements	—
Total (gains) losses included in other expense	2,550
Balance at February 28, 2014	$8,250

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, the risk that we incurred substantial indebtedness to finance the acquisition of Hudson Clothing Holdings, Inc. and its subsidiaries, or collectively, Hudson which may decrease our business flexibility and adversely affect our financial results; the risk that we may not be able to remain in compliance with the financial covenants under our financing agreements and that we pledged all our tangible and intangible assets as collateral under these agreements; the risk that we incurred and will continue to incur significant transaction and acquisition related costs in connection with the acquisition and integration of Hudson into our business plan; the risk that our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock; the risk that we will be unsuccessful in integrating Hudson and achieving our intended results as a result of the acquisition of Hudson; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns will have a negative impact on our financial performance or strategies; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our ability to meet and maintain requirements for listing on Nasdaq; successful implementation of any growth or strategic plans; effective inventory management; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, which access may be adversely impacted by a number of factors, including the reduced availability of credit, generally, and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products; our ability to generate positive cash flow from operations; competitive factors, including the possibility of major customers sourcing product overseas in competition with our products; the risk that acts or omissions by our third party vendors could have a negative impact on our reputation; a possible oversupply of denim in the marketplace; and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2013, or Annual Report, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three month periods ended February 28, 2014 and 2013.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

Executive Overview

Our principal business activity is the design, development and worldwide marketing of apparel products, which include denim jeans, related casual wear and accessories that bear the brand Joe’s® and Hudson®.  Joe’s® was established in 2001 and the brand is recognized in the premium denim industry, an industry term for denim jeans with price points generally of $120 or more, for its quality, fit and fashion-forward designs.  Hudson was established in 2002, and is similarly recognized as a premier designer and marketer of women’s and men’s premium branded denim apparel with similar price points to Joe’s®.  Because we focus on design, development and marketing, we rely on third parties to manufacture our apparel products.  We sell our products through our own retail stores for our Joe’s® brand, and to numerous retailers, which include major department stores, specialty stores and distributors around the world.

On September 30, 2013, we acquired all of the outstanding equity interests in Hudson, a designer and marketer of women’s and men’s premium branded denim apparel, for an aggregate purchase price consisting of approximately $65,416,000 in cash and approximately $27,451,000 in convertible notes, net of discount. We also issued promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount to certain option holders of Hudson that we subsequently paid on April 1, 2014. This acquisition provides us with an additional proven premium denim brand, enhances our prospects for growth across wholesale, retail and e-commerce, both domestically and overseas, and creates the potential for improved purchasing authority with current and future vendors and other operational efficiencies. The acquired business represented approximately 40 percent of our consolidated total assets at November 30, 2013 and approximately 11 percent of consolidated net sales for the year ended November 30, 2013.

Our Joe’s® product line includes women’s and men’s denim jeans, pants, shirts, sweaters, jackets and other apparel products.  We also offer women’s handbags and clutches, children’s products, shoes, belts and leather goods produced by us or under various license agreements and we receive royalty payments based upon net sales from licensees.  Our Hudson® product line includes women’s, men’s and children’s denim jeans, pants, jackets and other bottoms.  Similar to the evolution of Joe’s®, we expect to look into offering a range of additional products under the Hudson® brand name.

In the first quarter of fiscal 2012, we launched a new brand, else™, which was initially sold primarily at Macy’s.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets.  We are currently reevaluating this brand and its distribution channels.

During fiscal 2013 and the first quarter of fiscal 2014, we recognized growth through increases in our retail sales, our Joe’s® men’s domestic sales and the addition of sales from our acquisition of Hudson.  We acquired Hudson on September 30, 2013 and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date.  Hudson’s financial results are included in each of the two reportable segments in a manner consistent with our reporting structure.  Therefore, our results of operations for the first quarter of fiscal 2014 are not necessarily indicative of future results.

For the remainder of 2014, we believe that our growth drivers will be dependent upon the integration and addition of sales from our acquisition of Hudson, cost savings resulting from operational benefits or synergies of the two brands, the performance of our retail stores, continued increases from our international and men’s sales, performance of our licensee’s under their respective agreements for children’s products and shoes and enhancement of products available to our customers.  Since our retail expansion commenced in 2008, we currently operate 33 retail stores, 13 of which are full price retail stores and 20 of which are outlet stores.  During fiscal 2013, we opened an additional six stores, consisting of five full price retail stores and one outlet store.  We continue to look for additional leases for further expansion, but we currently do not any signed leases for store openings in 2014 or beyond.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license our Joe’s® and Hudson® brands for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  In addition, on September 30, 2013, we acquired Hudson, a designer and marketer of women’s and men’s premium branded denim apparel.  Hudson operates as a wholly owned subsidiary and we expect Hudson will enhance our sales and operating income as we integrate their operations into ours to realize cost savings and other operational benefits or synergies. We funded the acquisition through a combination of the convertible notes, a revolving credit facility and term loan.  In connection with these agreements, we have certain restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures with certain exceptions.  In addition, all of our assets, including our trademarks, are pledged as collateral under the loans.  Hudson will continue to operate its brand separately, as a wholly owned subsidiary; however, we expect to integrate some of the non-design and marketing functions into ours.

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

Our reportable business segments are Wholesale and Retail.  We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation.  Our Wholesale segment is comprised of sales of Joe’s® and Hudson® products to retailers, specialty stores and international distributors, revenue from licensing agreements and includes expenses from sales, trade shows, distribution, product samples and customer service departments.  Our Retail segment is comprised of sales to consumers through full-price retail stores, outlet stores and through our online retail sites at www.joesjeans.com and www.hudsonjeans.com.  Our Corporate and other is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our products.

Comparison of Three Months Ended February 28, 2014 to Three Months Ended February 28, 2013

	Three months ended
	(dollar values in thousands)
	February 28, 2014	February 28, 2013	$ Change	% Change

Net sales	$47,344	$29,430	$17,914	61%
Cost of goods sold	25,859	15,115	10,744	71%
Gross profit	21,485	14,315	7,170	50%
Gross margin	45%	49%

Selling, general & administrative	18,952	11,487	7,465	65%
Depreciation & amortization	1,227	492	735	149%
Contingent consideration buy-out expense	—	8,732	(8,732)	—
Operating income (loss)	1,306	(6,396)	7,702	120%

Interest expense	3,321	70	3,251	4,645%
Other expense	2,550	—	2,550	N/A
Loss before provision for taxes	(4,565)	(6,466)	1,901	29%

Income tax benefit	(2,387)	(78)	(2,309)	(2,960)%

Net loss and comprehensive loss	$(2,178)	$(6,388)	$4,210	66%

Three Months Ended February 28, 2014 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	February 28, 2014	February 28, 2013	$ Change	% Change

Net sales:
Wholesale	$39,615	$23,087	$16,528	72%
Retail	7,729	6,343	1,386	22%
	$47,344	$29,430	$17,914	61%

Gross profit:
Wholesale	$16,760	$10,232	$6,528	64%
Retail	4,725	4,083	642	16%
	$21,485	$14,315	$7,170	50%

Operating income (loss):
Wholesale	$10,371	$6,704	$3,667	55%
Retail	(988)	(326)	(662)	203%
Corporate and other	(8,077)	(12,774)	4,697	(37)%
	$1,306	$(6,396)	$7,702	(120)%

For the three months ended February 28, 2014, or the first quarter of fiscal 2014, our net sales increased to $47,344,000 from $29,430,000 for the three months ended February 28, 2013, or the first quarter fiscal 2013, a 61 percent increase.  We had an operating income of $1,306,000 compared to an operating loss of $6,396,000 for the first quarter of fiscal 2013.

Net Sales

Our overall net sales increased to $47,344,000 for the first quarter of fiscal 2014 from $29,430,000 for the first quarter of fiscal 2013, a 61 percent increase.

More specifically, our wholesale net sales increased to $39,615,000 for the first quarter of fiscal 2014 from $23,087,000 for the first quarter of fiscal 2013, a 72 percent increase.  This increase in our wholesale sales is primarily attributed to the addition of $17,285,000 in wholesale sales from Hudson®, a $621,000, or a four percent, increase in Joe’s® women’s wholesale sales, a $244,000, or a four percent, increase in Joe’s® men’s wholesale sales, and a $281,000 increase in Joe’s® international sales.  The increases were partially offset by a $1,903,000, or a 98 percent, decline in sales from our else™ brand.  We are currently evaluating our distribution channels for our else™ brand as we move beyond our distribution arrangement with Macy’s for this brand.  As a result, sales from our else™ brand were negatively impacted by not having an exclusive distribution partner in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

Our retail net sales increased to $7,729,000 for the first quarter of fiscal 2014 from $6,343,000 for the first quarter of fiscal 2013, a 22 percent increase.  The primary reason for this increase was the addition of $1,060,000 in retail sales from Hudson’s® e-shop, as well as the opening of four additional retail stores since the end of the first quarter of fiscal 2013 that contributed to the overall sales increase for this segment.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, decreased by four percent.  Same store sales for our brick and mortar Joe’s® stores decreased by 10 percent.  Same store sales for our Joe’s® e-shop increased by 50 percent.

Gross Profit

Our gross profit increased to $21,485,000 for the first quarter of fiscal 2014 from $14,315,000 for the first quarter of fiscal 2013, a 50 percent increase, as a result of the increase in sales, which was partially offset by an overall lower gross margin percentage.  Our overall gross margin percentage decreased to 45 percent for the first quarter of fiscal 2014 from 49 percent for the first quarter of fiscal 2013.  Our overall gross margin percentage for the first quarter of fiscal 2014 was negatively impacted by lower retail gross margins of three percentage points and an amortization charge of approximately $1,000,000, related to a fair value step up of Hudson® inventory acquired from the acquisition and sold during the quarter, which resulted in an approximate two percentage point decline in our wholesale gross margin.

Our wholesale gross profit increased to $16,760,000 for the first quarter of fiscal 2014 from $10,232,000 for the first quarter of fiscal 2013, a 64 percent increase.  Our wholesale gross profit increased for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to the addition of sales from Hudson®.  Gross profit attributable to Hudson totaled $6,882,000 for the period.  Our wholesale gross margin percentage for the first quarter of fiscal 2014 decreased to 42 percent compared to 44 percent for the prior year comparable period.  The decrease in gross margin percentage is mostly attributed to an amortization charge of approximately $1,000,000 related to a fair value step up of Hudson® inventory acquired from the acquisition and sold during the quarter, which resulted in an approximate two percentage point decline in our wholesale gross margin.

Our retail gross profit increased to $4,725,000 for the first quarter of fiscal 2014 from $4,083,000 for the first quarter of fiscal 2013, a 16 percent increase, due to the addition of $1,060,000 in sales from Hudson’s e-shop and a $326,000 increase in overall sales from the addition of four new stores.  Our gross margin percentage was 61 percent for the first quarter of fiscal 2014 compared to 64 percent for the first quarter of fiscal 2013, and decreased primarily due to more promotional activity in our retail stores than during the prior year comparative period.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses decreased to $20,179,000 for the first quarter of fiscal 2014 from $20,711,000 for the first quarter of fiscal 2013, a three percent decrease.  Excluding the contingent consideration buy out expense in the first quarter of fiscal 2013, our SG&A expenses increased by $8,200,000, or 68 percent, primarily due to the additional expenses related to the operation of our Hudson subsidiary.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expense in connection with the Hudson acquisition and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $6,389,000 for the first quarter of fiscal 2014 from $3,528,000 for the first quarter of fiscal 2013, or an 81 percent increase.  Our wholesale SG&A expense was higher in the first quarter of fiscal 2014 mostly due to the additional SG&A expense of $2,819,000 associated with Hudson’s operations.  Our Joe’s wholesale SG&A expense increased slightly by $42,000 to $3,570,000 from $3,528,000, or one percent, on a comparative basis.

Our retail SG&A expense increased to $5,713,000 for the first quarter of fiscal 2014 from $4,409,000 for the first quarter of fiscal 2013, a 30 percent increase.  Our retail SG&A expense increased mostly due to the addition of costs associated with opening and operating four additional stores between the end of the first quarter of fiscal 2013 and the end of our first quarter of fiscal 2014, which included additional store payroll, store rents and depreciation expense.

Our corporate and other SG&A expense decreased to $8,077,000 for the first quarter of fiscal 2014 from $12,774,000 for the first quarter of fiscal 2013, a 37 percent decrease.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson, and professional fees and other transaction expenses associated with the acquisition of Hudson.  In addition, in the first quarter of fiscal 2013, we recorded a contingent consideration buy out expense of $8,732,000 in connection with the new agreement entered into with Mr. Dahan that fixed the overall amount to be paid by us for the remainder of his contingent consideration agreement in connection with the acquisition of the Joe’s® brand in October 2007.  We also incurred $165,000 of professional fees and other transaction expenses in connection with the purchase of Hudson and the addition of expenses for Hudson’s corporate operations of $4,014,000 in the first quarter of fiscal 2014 that we did not have in the first quarter of fiscal 2013.

Operating (Loss) Income

We had operating income of $1,306,000 for the first quarter of fiscal 2014 compared to an operating loss of $6,396,000 for the first quarter of fiscal 2013.  Our shift to operating income from an operating loss was primarily due to a first quarter of fiscal 2013 contingent consideration buy out expense of $8,732,000 in connection with the new agreement entered into with Mr. Dahan that we did not have in the first quarter of fiscal 2014 as well as an amortization charge of approximately $1,000,000, related to a fair value step up of Hudson® inventory acquired from the acquisition.

Due to the addition of Hudson’s operations, our wholesale operating income increased to $10,371,000 in the first quarter of fiscal 2014 from $6,704,000 for the first quarter of fiscal 2014, a 55 percent increase.  As a result of lower gross margins and higher expenses associated with opening and operating new stores, we generated a retail operating loss of $988,000 in the first quarter of fiscal 2014 compared to $326,000 in the first quarter of fiscal 2013.  Corporate operating loss decreased to $8,077,000 for the first quarter of fiscal 2014 from $12,774,000 for the first quarter of fiscal 2013 mostly due to the contingent consideration buy out expense of $8,732,000 recorded in the first quarter of fiscal 2013 that we did not have in the first quarter of fiscal 2014.  This expense was offset by the addition of expenses for Hudson’s corporate operations of $4,014,000 in the first quarter of fiscal 2014 that we did not have in the first quarter of fiscal 2013.

Interest Expense

Our interest expense increased to $3,321,000 for the first quarter of fiscal 2014 from $70,000 for the first quarter of fiscal 2013.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT, and Garrison Loan Agency Services LLC, or Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition, which we did not have in the first quarter of fiscal 2013.

Other Expense

Other expense represents the loss due to the change in fair value of the embedded conversion derivative from November 30, 2013 to February 28, 2014 of $2,550,000 for the first quarter of fiscal 2014.

Income Tax

Our effective tax rate was 52 percent for the first quarter of fiscal 2014 compared to one percent for the first quarter of fiscal 2013.  The increased income tax benefit for the first quarter of fiscal 2014 resulted from losses applicable to the first quarter of fiscal 2014, and an unfavorable permanent book/tax difference related to the contingent consideration buy out expense (associated with acquiring the trademark in October 2007) recorded during the first quarter of fiscal 2013 that was not applicable in the first quarter of fiscal 2014.  Differences between our effective tax rate and statutory tax rate are primarily due to state taxes and permanent book/tax differences related to the financing expense for the Hudson acquisition.

Net (Loss) Income and Comprehensive (Loss) Income

We generated a net loss of $2,178,000 for the first quarter of fiscal 2014 compared to a net loss of $6,388,000 for the first quarter of fiscal 2013.  Our net loss in the first quarter of fiscal 2014 was primarily due to the amortization of the fair value step up of Hudson’s inventory, additional SG&A expenses and interest costs associated with the debt incurred in connection with the purchase of Hudson and the loss related to the change in value of the embedded conversion derivative from November 30, 2013 to February 28, 2014.

Liquidity and Capital Resources

Until the acquisition of Hudson on September 30, 2013, our primary sources of liquidity were: (i) cash from sales of our products; (ii) sales from accounts receivable factoring facilities and advances against inventory; and (iii) utilizing existing cash balances.  Beginning September 30, 2013, in connection with the acquisition of Hudson, we entered into an amended and restated accounts receivable factoring facility and revolving credit agreement with CIT that provided advances to us for eligible accounts receivable and eligible inventory up to $50,000,000, based upon the value of the eligible accounts receivable and inventory less any reserves imposed by CIT.  The initial proceeds from the advances under this revolving credit facility, which included accounts receivable and inventory borrowing, were used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and the remainder was used to repay our existing factor loans and for working capital and other general corporate purposes.  The revolving credit facility matures on September 30, 2018 unless terminated by payment in full earlier.  In addition, we entered into a term loan credit agreement for $60,000,000 with Garrison to finance the remainder of the purchase price required for the acquisition.  Under the term loan credit agreement, we pay interest to Garrison and are required to make prepayments under certain circumstances.  The term loan matures on September 30, 2018.  Both of these agreements, along with the convertible notes issued in connection with the acquisition are discussed in more detail below under “Financing Arrangements Related to the Acquisition of Hudson.”

For the first quarter of fiscal 2014, we generated $2,409,000 of cash flow from operations.  We used $2,710,000 in cash flow from financing activities.  This included $2,267,000 in repayments under our new revolving credit facility.  We made payments of $201,000 for taxes on restricted stock units.  We purchased $227,000 in restricted stock and made payments of $15,000 against our term loan.  We used $135,000 in investing activities, for purchases of property and equipment.  Our cash balance decreased to $349,000 as of February 28, 2014.

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

This accounts receivable agreement could be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  In June 2013, we entered into an amendment to the accounts receivable agreement that permitted us to terminate the accounts receivable agreement upon 30 days’ written notice prior to September 30, 2013, or thereafter upon 60 days’ written notice; provided, that the minimum factoring fees have been paid for the respective period, or if CIT fails to fund us for five consecutive days.  The inventory agreement could be terminated once all obligations were paid under both agreements or if an event of default occurred as defined in the agreement.  On September 30, 2013, we entered into an amended and restated factoring agreement with CIT that amended and restated our existing factoring agreement and replaced all prior agreements relating to factoring and inventory security.

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

Under the amended and restated factoring agreement entered into on September 30, 2013, we continue to sell or assign to CIT certain of our accounts receivable, including accounts arising from or related to sales of inventory and the rendition of services.  We pay a factoring rate of 0.50 percent for accounts for which CIT bears the credit risk, subject to discretionary surcharges and 0.35 percent for accounts for which we bear the credit risk, but in no event less than $3.50 per invoice.  The interest rate associated with borrowings equals the interest rate then in effect for “Revolving A Loans” pursuant to the revolving credit agreement.  As of February 28, 2014, that interest rate was approximately 2.75 percent.  The amended and restated factoring agreement may be terminated by CIT upon 60 days’ written notice or immediately upon the occurrence of an event of default as defined in the agreement.  The accounts receivable agreement may be terminated by us upon 60 days’ written notice prior to September 30, 2018 or annually with 60 days’ written notice prior to September 30th of each year thereafter and remains effective until terminated.

As of February 28, 2014, our cash balance was $349,000 and our borrowing base cash availability with CIT was approximately $26,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.

As of February 28, 2014, our revolving credit facility had a balance of $15,406,000.

For the remainder of fiscal 2014, our primary capital needs are for: (i) operating expenses; (ii) payments, including interest, required to be made under our amended and restated factoring facility, revolving credit agreement, term loan credit agreement and convertible notes; (iii) working capital necessary to fund inventory purchases; (iv) capital expenditures to support additional retail store openings and integration costs with Hudson; (v) financing extensions of trade credit to our customers; (vi) payment for the fixed amount paid to Mr. Dahan pursuant to our agreement with him; and (vii) payments for transaction expenses associated with the acquisition of Hudson.  We anticipate funding our operations through working capital generated by the following: (i) cash flow from sales of our products from the combined companies; (ii) managing our operating expenses and inventory levels; (iii) maximizing trade payables with our domestic and international suppliers; (iv) increasing collection efforts on existing accounts receivables; and (v) utilizing our revolving credit agreement with CIT, which includes the amended and restated factoring facility.

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

Financing Arrangements Related to the Acquisition of Hudson

As discussed above, in connection with the acquisition of Hudson we entered into a revolving credit agreement with CIT and a term loan credit agreement with Garrison.  We also issued approximately $32,445,000 in convertible notes (face amount) and promissory notes, bearing no interest, for approximately $1,235,000 in aggregate principal amount to certain option holders of Hudson that we subsequently paid on April 1, 2014.

The convertible notes were issued with different interest rates and conversion features for Hudson’s management stockholders and Fireman Capital CPF Hudson Co-Invest LP, or Fireman, respectively.  Interest on the convertible notes is paid in a combination of cash and additional paid-in-kind notes, or PIK notes.  Convertible notes in an aggregate principal amount of approximately $22,885,000 (face amount) were issued to Hudson’s management stockholders, are structurally and contractually subordinated to our senior debt and mature on March 31, 2019.  All of the notes are expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility (as discussed below).

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

Revolving Credit Agreement

The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment.  Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT.  The revolving facility also provides for swingline loans, up to a $5,000,000 sublimit, and letters of credit, up to a $1,000,000 sublimit.  Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and to repay our existing factor loans.

All unpaid loans under the revolving facility mature on September 30, 2018.  We have the right at any time and from time to time to terminate the commitments under the revolving facility by paying in full or prepay any borrowings, in whole or in part, without terminating or reducing the commitment.  If we terminate the revolving facility in full prior to the second anniversary of the date, we are required to pay a prepayment fee of 1 percent or 0.5 percent of the commitments terminated, depending on when we make the prepayment.

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

Advances under the revolving facility are in the form of either base rate loans or LIBOR rate loans.  The interest rate for base rate loans under the revolving A commitment fluctuates and is equal to (x) the Alternate Base Rate, which is the greatest of (a) the JPMorgan Chase Bank prime rate; (b) the Federal funds rate plus 0.50 percent; and (c) the 90 day LIBO Rate, which is the rate per annum equal to the 90-Day LIBO Rate published in the New York City edition of the Wall Street Journal under “Money Rates,”  plus 1 percent, in each case, plus (y) 1.5 percent.  The interest rate for LIBOR rate loans under the revolving A commitment is equal to the 90-Day LIBO Rate per annum plus 2.5 percent.  The interest rate for base rate loans and LIBOR rate loans under the revolving A-1 commitment is equal to (i) the Alternate Base Rate plus 2.5 percent and (ii) the 90-Day LIBO Rate plus 3.5 percent, respectively.  Interest on the revolving facility is payable on the first day of each calendar month and the maturity date.  Among other fees, we pay a commitment fee of 0.25 percent per annum (due quarterly) on the average daily amount of the unused revolving commitment under the revolving facility.  We also pay fees with respect to any letters of credit.

The revolving facility contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the revolving credit agreement.

In addition, the revolving credit agreement requires us to (a) maintain (i) at all times availability under the revolving facility of not less than $5,000,000, and (ii) at all times, the sum of availability under the revolving facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; and (b) maintain a minimum fixed charge coverage ratio calculated for each four fiscal quarter period at levels set forth in the revolving facility.

As of February 28, 2014, we were in compliance with the covenants under the revolving credit agreement.

Term Loan Credit Agreement

The term loan credit agreement entered into with Garrison provided for term loans of up to $60,000,000 and was fully funded to us as of September 30, 2013.  The term loan proceeds were used to finance a portion of the consideration for the acquisition and to pay fees and expenses associated with the acquisition.

The term loan matures on September 30, 2018.  We are allowed to prepay the term loan at any time, in whole or in part, subject to the payment of a prepayment fee if we prepay prior to September 30, 2016.  The prepayment fee is three percent if we prepay prior to September 30, 2014 and reduced by one percent per year until September 30, 2016.  In addition, we are required to make prepayments out of extraordinary receipts, of a certain percentage of the excess cash flow and certain net proceeds of certain asset sales or equity issuances, in each case (other than a prepayment in connection with excess cash flow), subject to the payment of the prepayment fee as set forth above.

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

The term loan credit agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability and our subsidiaries’ ability to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures.  The negative covenants are subject to certain exceptions as specified in the term loan credit agreement.

In addition, the term loan credit agreement also requires us to maintain (a) (i) at all times, availability under the revolving credit facility of not less than $5,000,000, and (ii) at all times as tested on each date that a borrowing certificate is delivered, the sum of availability under the revolving credit facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; (b) a minimum fixed charge coverage ratio; (c) a minimum EBITDA; and (d) a leverage ratio not more than the maximum leverage coverage ratio as set forth in the term loan credit agreement.

As of February 28, 2014, we were in compliance with the covenants under the term loan credit agreement.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Management’s Discussion of Critical Accounting Policies

We believe that the accounting policies discussed below are important to an understanding of our financial statements because they require management to exercise judgment and estimate the effects of uncertain matters in the preparation and reporting of financial results. Accordingly, we caution that these policies and the judgments and estimates they involve are subject to revision and adjustment in the future. While they involve less judgment, management believes that the other accounting policies discussed in “Notes to Consolidated Financial Statements - Note 2 — Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended November 30, 2013 previously filed with the SEC are also important to an understanding of our financial statements. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of February 28, 2014, we have recognized all of the advanced payments under our licensing agreements as income.

Accounts Receivable, Due (From) To Factor and Allowance for Customer Credits and Doubtful Allowances

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

The balance in the allowance for customer credits and doubtful accounts as of February 28, 2014 and November 30, 2013 was $964,000 and $775,000, respectively, for non-factored accounts receivables.

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

Valuation of Goodwill, Intangible and Other Long Lived Assets

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors and the carrying value exceeds the estimated undiscounted cash flows expected to be generated by the asset, impairment is measured based on a projected discounted cash flow method using a discount rate determined by management.  These cash flows are calculated by netting future estimated sales against associated merchandise costs and other related expenses such as payroll, occupancy and marketing.  An asset is considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes our strategic business objectives and utilization of the assets occurred.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.  Future expected cash flows for store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. We consider historical trends, expected future business trends and other factors when estimating each store’s future cash flow. We also consider factors such as: the local environment for each store location, including mall traffic and competition; our ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the ASC standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Condensed Consolidated Financial Statements - Note 8 — Stockholders’ Equity” for additional discussion.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued a standard that revised the disclosure requirements for items reclassified out of accumulated other comprehensive income and requires entities to present information about significant items reclassified out of accumulated other comprehensive income by component either (1) on the face of the statement where net income is presented or (2) as a separate disclosure in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2012. We adopted this guidance effective for our first quarter of fiscal 2014.  The adoption of this guidance did not have a material effect on our financial statements.

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

Not applicable until fiscal year ended November 30, 2014.

Item 4.                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 1A.                                                Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 as filed with the SEC.  These risks could materially and adversely affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks we face.  Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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
10.1

Omnibus Amendment No. 1 to Revolving Credit Agreement and Guarantee and Collateral Agreement, dated as of December 20, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent

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

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three months ended February 28, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at February 28, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013, (iv) Condensed Consolidated Statements Stockholders’ Equity as of February 28, 2014 and 2013 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

April 9, 2014	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer), President and Director

April 9, 2014	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference
10.1

Omnibus Amendment No. 1 to Revolving Credit Agreement and Guarantee and Collateral Agreement, dated as of December 20, 2013, by and among Joe’s Jeans Subsidiary, Inc. and Hudson Clothing, LLC, Joe’s Jeans Inc., certain subsidiaries of Joe’s Jeans Inc. party thereto, and The CIT Group/Commercial Services, Inc., as administrative agent and collateral agent

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

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three months ended February 28, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at February 28, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and 2013, (iv) Condensed Consolidated Statements Stockholders’ Equity as of February 28, 2014 and 2013 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith