Form 10-Q
period 2014-05-31
JOE'S JEANS INC.
filed 2014-07-10
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of July 10, 2014 was 69,186,577.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2014	November 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$424	$785
Accounts receivable, net	4,829	4,621
Due from factor	26,838	31,434
Inventories, net	58,240	52,670
Deferred income taxes, net	3,114	3,114
Prepaid expenses and other current assets	2,708	2,178
Total current assets	96,153	94,802

Property and equipment, net	6,463	7,393
Goodwill	34,230	33,812
Intangible assets	81,943	83,110
Deferred financing costs	1,821	2,031
Other assets	1,817	1,875

Total assets	$222,427	$223,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,086	$26,436
Line of credit	23,741	17,673
Contingent consideration buy-out payable-short term	3,133	3,072
Promissory tax note issued	—	1,235
Total current liabilities	49,960	48,416

Long term debt	58,944	58,840
Convertible notes	23,449	27,912
Deferred income taxes, net	17,420	16,202
Contingent consideration buy-out payable-long term	1,629	3,230
Deferred rent	2,632	2,404
Other liabilities	250	250
Total liabilities	154,284	157,254

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 69,519 shares issued and 68,995 outstanding (2014) and 68,878 shares issued and 68,549 outstanding (2013)	6,954	6,890
Additional paid-in capital	110,309	107,933
Accumulated deficit	(45,802)	(45,963)
Treasury stock, 524 shares (2014), 329 shares (2013)	(3,318)	(3,091)
Total stockholders’ equity	68,143	65,769

Total liabilities and stockholders’ equity	$222,427	$223,023

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended		Six months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	(unaudited)		(unaudited)
Net sales	$48,167	$30,874	$95,511	$60,304
Cost of goods sold	25,594	17,369	51,453	32,484
Gross profit	22,573	13,505	44,058	27,820

Operating expenses
Selling, general and administrative	18,125	10,840	37,077	22,327
Depreciation and amortization	1,160	542	2,387	1,034
Contingent consideration buy-out expense	—	—	—	8,732
	19,285	11,382	39,464	32,093
Operating income (loss)	3,288	2,123	4,594	(4,273)
Interest expense	3,355	127	6,676	197
Other income	(4,818)	—	(2,268)	—
Income (loss) before provision for taxes	4,751	1,996	186	(4,470)
Income tax expense	2,412	823	25	745
Net income (loss) and comprehensive income (loss)	$2,339	$1,173	$161	$(5,215)

Earnings (loss) per common share - basic	$0.03	$0.02	$0.00	$(0.08)

Earnings (loss) per common share - diluted	$0.01	$0.02	$0.00	$(0.08)

Weighted average shares outstanding
Basic	68,148	67,047	68,045	66,849
Diluted	87,096	68,411	87,212	66,849

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	May 31, 2014	May 31, 2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(4,039)	$1,262

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(290)	(913)
Purchase of Hudson Clothing, Inc., net of cash acquired	(418)	—
Net cash used in investing activities	(708)	(913)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	6,068	—
Repayment of term loan	(15)	—
Payment of promissory tax note	(1,235)
Advances from factor, net	—	1,396
Proceeds from exercise of options	—	27
Purchase of restricted stock	(227)	—
Payment of taxes on restricted stock units	(205)	(255)
Net cash provided by financing activities	4,386	1,168

NET CHANGE IN CASH AND CASH EQUIVALENTS	(361)	1,517

CASH AND CASH EQUIVALENTS, at beginning of period	785	13,426

CASH AND CASH EQUIVALENTS, at end of period	$424	$14,943

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	71,739
Net loss and comprehensive loss (unaudited)	—	—	—	(5,215)	—	(5,215)
Exercise of stock options (unaudited)	20	2	25			27
Stock-based compensation, net of withholding taxes (unaudited)	—	—	649	—	—	649
Issuance of restricted stock (unaudited)	1,088	109	(109)	—	—	—
Balance, May 31, 2013 (unaudited)	68,402	$6,843	$107,312	$(43,864)	$(3,091)	$67,200

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769
Net income and comprehensive income (unaudited)	—	—	—	161	—	161
Embedded conversion feature, net of taxes (unaudited)	—	—	2,058	—	—	2,058
Stock repurchase (unaudited)	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	382	—	—	382
Issuance of restricted stock (unaudited)	641	64	(64)	—	—	—
Balance, May 31, 2014 (unaudited)	69,519	$6,954	$110,309	$(45,802)	$(3,318)	$68,143

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and six months ended May 31, 2014 and 2013 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2013 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

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

Our reportable business segments are Wholesale and Retail.  We manage, evaluate and aggregate our operating segments for segment reporting purposes primarily on the basis of business activity and operation.  Our Wholesale segment is comprised of sales of Joe’s® and Hudson® products to retailers, specialty stores and international distributors, includes revenue from licensing agreements and records expenses from sales, trade shows, distribution, product samples and customer service departments.  Our Retail segment is comprised of sales to consumers through full price retail stores, outlet stores and through our online retail sites at  www.joesjeans.com and www.hudsonjeans.com.  We opened our first full price retail store in October 2008 in Chicago, Illinois and we currently operate 13 full price retail stores and 20 outlet stores in outlet centers, malls and street locations around the country for our Joe’s® brand.  Our Corporate and other expense is comprised of expenses from corporate operations, which include the executive, finance, legal, human resources, design and production departments and general advertising expenses associated with our brands.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and six months ended May 31, 2014 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2014.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

In March 2013, the FASB issued a standard which requires the release of a cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for annual reporting periods beginning after December 15, 2013. The adoption of this amendment will not have a material effect on our financial statements.

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

In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE FROM FACTOR

Historically, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due from factor consist of the following (in thousands):

	May 31, 2014	November 30, 2013
Non-recourse receivables assigned to factor	$24,437	$32,194
Client recourse receivables	6,479	3,220
Total receivables assigned to factor	30,916	35,414

Allowance for customer credits	(4,078)	(3,980)
Due from factor	$26,838	$31,434

Non-factored accounts receivable	$5,834	$5,396
Allowance for customer credits	(687)	(478)
Allowance for doubtful accounts	(318)	(297)
Accounts receivable, net of allowance	$4,829	$4,621

Of the total amount of receivables sold by us as of May 31, 2014 and November 30, 2013, we hold the risk of payment of $6,479,000 and $3,220,000, respectively, in the event of non-payment by the customers.

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

As of May 31, 2014, our cash balance was $424,000 and our borrowing base cash availability with CIT was approximately $18,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 12 — Debt” for a further discussion of our debt arrangements with CIT and other lenders.

NOTE 4 — INVENTORIES, NET

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	May 31, 2014	November 30, 2013

Finished goods	$32,383	$30,129
Finished goods consigned to others	1,383	1,066
Work in progress	5,098	5,057
Raw materials	21,470	18,406
	60,334	54,658
Less allowance for obsolescence and slow moving items	(2,094)	(1,988)
	$58,240	$52,670

We did not record any charges to our inventory reserve allowance for the three and six months ended May 31, 2014 or year ended November 30, 2013.

NOTE 5 —RELATED PARTY TRANSACTIONS

Joe Dahan

Since the acquisition of the Joe’s® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  For the three and six months ended May 31, 2013, expense of $0 and $311,000, respectively, was recorded in the statement of net (loss) income and comprehensive (loss) income related to the contingent consideration expense made to Mr. Dahan under the original agreement.  For the three and six months ended May 31, 2014, we did not have any expense related to the contingent consideration expense made to Mr. Dahan under the original agreement since we entered into the new agreement with him as described below.

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

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis.  For the three months ended May 31, 2014 and 2013, we paid Ms. Dahan $40,000 and $40,000, respectively, under this arrangement.  For the six months ended May 31, 2014 and 2013, we paid Ms. Dahan $87,000 and $67,000, respectively, under this arrangement.  This arrangement may be terminated at any time by the parties.  Mr. Dahan is not a party to this arrangement, and we do not consider this arrangement material to us.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended May 31, 2014 and 2013, payments of $0 and $123,000, respectively, were made to Mr. Albert Dahan under this arrangement.  For the six months ended May 31, 2014 and 2013, payments of $0 and $243,000, respectively, were made to Mr. Albert Dahan under this arrangement.

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended May 31, 2014 and 2013, we recognized $60,000 and $154,000, respectively, in royalty income under the license agreement.  For the six months ended May 31, 2014 and 2013, we recognized $308,000 and $334,000, respectively, in royalty income under the license agreement.

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

NOTE 6— EARNINGS PER SHARE

Earnings per share are computed using weighted average common shares and dilutive common equivalent shares outstanding.  Potentially dilutive shares consist of outstanding options, shares issuable upon the assumed conversion of convertible notes, restricted stock and unvested RSUs.  A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Three months ended		Six months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Basic earnings (loss) per share computation:
Numerator:
Net earnings (loss) and comprehensive earnings (loss)	$2,339	$1,173	$161	$(5,215)
Denominator:
Weighted average common shares outstanding	68,148	67,047	68,045	66,849
Earnings (loss) per common share - basic
Net earnings (loss) and comprehensive earnings (loss)	$0.03	$0.02	$0.00	$(0.08)

Diluted earnings (loss) per share computation:
Numerator:
Net earnings (loss) and comprehensive earnings (loss)	$2,339	$1,173	$161	$(5,215)
Convertible notes interest expense, net of taxes	557		1,960
Other Income - Gain from change in fair value of conversion derivative, net of taxes	(2,371)		(1,965)
Numerator for dilutive earnings (loss) per share	$525	$1,173	$156	$(5,215)

Denominator:
Weighted average common shares outstanding	68,148	67,047	68,045	66,849
Effect of dilutive securities:
Convertible note shares	18,430	—	18,369	—
Restricted shares, RSU’s and options	518	1,364	798	—
Dilutive potential common shares	87,096	68,411	87,212	66,849

Earnings (loss) per common share - diluted
Net earnings (loss) and comprehensive earnings (loss)	$0.01	$0.02	$0.00	$(0.08)

For the three months ended May 31, 2014, and 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 21,510,929 and 450,000, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.  For the six months ended May 31, 2014, and 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 21,510,929 and 4,164,822, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of May 31, 2014, shares reserved for future issuance include (i) 775,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 1,472,575 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 2,988,654 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan; and (iv) 18,471,051 shares of common stock issuable pursuant to the convertible notes.

NOTE 7 —INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification, or ASC, 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance. Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Based on our assessment of these items for fiscal 2013, 2012 and 2011, we determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $342,000 that was recorded against a state net operating loss deferred tax asset during fiscal 2013.

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2009.  We are currently not subject to any examinations, except for an examination by the State of Florida.  We do not expect the out come of this audit to have a significant impact on our financial results.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans. We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of May 31, 2014, 2,988,654 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2013, there was a total of $352,000 and $455,000 of stock based compensation expense recognized during the three months ended May 31, 2014 and 2013, respectively, and $587,000 and $904,000 of stock based compensation expense recognized during the six months ended May 31, 2014 and 2013.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the second quarter of fiscal 2014 (in actual amounts) for service as a member:

	May 31, 2014
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

		Number of restricted
		shares isssued
2007		320,000
2008		473,455
2009		371,436
2010		131,828
2011		—
2012		617,449
2013		—
2014		219,678

Exercise prices for all options outstanding as of May 31, 2014 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life
$1.00 - $1.02	100,000	1.8
$1.58 - $1.63	225,000	0.2
$5.91	450,000	1.0

	775,000	0.9

The following table summarizes stock option activity by plan for the six months ended May 31, 2014 and 2013, (in actual amounts).  There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding and exercisable at May 31, 2014	775,000	775,000	—

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—
Outstanding and exercisable at May 31, 2013	775,000	775,000	—

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—	—	$—
Outstanding and exercisable at May 31, 2014	775,000	$4.03	0.9	$—

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at May 31, 2013	775,000	$4.03	1.9	$88,250

Weighted average per option fair value of options granted during the year		N/A

As of May 31, 2014, there was $1,988,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 2 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2012 and November 30, 2013, and changes during the six months ended May 31, 2014 and 2013, are presented below (in actual amounts):

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(352,394)	(803,010)	0.95	1.06
Cancelled	—	(187,888)	(187,888)	—	0.98
Forfeited	—	(10,715)	(10,715)	—	0.70
Outstanding at May 31, 2014	792,303	1,472,575	2,264,878	$1.08	$1.04

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.89
Granted	420,882	631,059	1,051,941	1.02	1.02
Issued	(310,320)	(667,598)	(977,918)	0.92	0.81
Cancelled	—	(239,011)	(239,011)	—	0.82
Forfeited	—	(3,031)	(3,031)	—	0.70
Outstanding at May 31, 2013	954,798	2,435,024	3,389,822	$0.90	$0.94

In the three months ended May 31, 2014, we did not grant any RSUs or shares of restricted stock.  In the six months ended May 31, 2014, we granted 362,242 RSUs and 288,121 shares of restricted stock.   In the three months ended May 31, 2013, we did not grant any RSUs or shares of restricted stock and in the six months ended May 31, 2013, we granted 631,059 RSUs and 420,882 shares of restricted stock. In the three months ended May 31, 2014, we (i) issued 58,914 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 13,837 RSUs.  In the six months ended May 31, 2014, we (i) issued 803,010 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 198,603 RSUs and retired into treasury 194,901 shares of restricted stock.  In the three months ended May 31, 2013, we (i) issued 87,247 shares of restricted stock and common stock to holders of RSUs, respectively in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 10,111 RSUs.  In the six months ended May 31, 2013, we (i) issued 977,918 shares of restricted stock and common stock to holders of RSUs, respectively in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 242,042 RSUs.

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

As of May 31, 2014, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2014	Remainder of the year	$3,977
2015		7,818
2016		7,737
2017		7,721
2018		7,551
Thereafter		16,741
		$51,545

Convertible Notes, Promissory Tax Notes, Revolving Credit Facility and Term Loan Credit Facility

See “Note 12 — Debt” for a further discussion on the commitments related to acquisition which included the issuance of the convertible notes, the promissory tax notes, the revolving credit facility and the term loan credit facility.

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Six months ended
	(dollar values in thousands)
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013

Net sales:
Wholesale	$40,401	$24,366	$80,016	$47,453
Retail	7,766	6,508	15,495	12,851
	$48,167	$30,874	$95,511	$60,304

Gross profit:
Wholesale	$17,218	$8,955	$33,978	$19,187
Retail	5,355	4,550	10,080	8,633
	$22,573	$13,505	$44,058	$27,820

Operating (loss) income:
Wholesale	$11,560	$5,716	$21,931	$12,420
Retail	103	132	(885)	(194)
Corporate and other	(8,375)	(3,725)	(16,452)	(16,499)
	$3,288	$2,123	$4,594	$(4,273)

			Six months ended
			May 31, 2014	May 31, 2013
Capital expenditures:
Wholesale			$118	$18
Retail			—	895
Corporate and other			172	—
			$290	$913

			May 31, 2014	November 30, 2013
Total assets:
Wholesale			$92,784	$91,312
Retail			11,037	12,117
Corporate and other			118,606	119,594
			$222,427	$223,023

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

Management expects to complete the purchase price allocations during fiscal 2014.  We are in the process of completing the amounts assigned to assets and liabilities, acquired intangible assets and the related impact on goodwill for the acquisition.  More specifically, open items include finalizing the amounts associated with the tax refunds due to the sellers.  Adjustments in the second quarter of fiscal 2014 that were recorded against goodwill totaled $418,000 as a result of finalizing the working capital and certain deferred income tax balances.

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

Under the purchase method of accounting, the total consideration as shown in the table below is allocated to the assets based on their estimated fair values as of the date of the completion of the acquisition. The consideration is allocated as follows:

Assets and liabilities assumed:
Cash and cash equivalents	$198
Accounts receivable	1,263
Due from factor	13,806
Inventories	22,230
Prepaid expenses and other assets	2,183
Property and equipment	726
Other assets	239
Accounts payable and accrued expenses	(9,566)
Other current liabilities	(3,132)
Due to factor	(7,411)
Deferred income taxes, net	(16,328)
Intangible assets acquired:
Trade names	44,400
Customer relationships	2,700
Design	12,400
Net assets acquired	63,708
Goodwill created by the acquisition	30,394

Total consideration transferred	$94,102

Total Purchase Price
Cash	$65,416
Promissory notes	1,235
Convertible notes (Face value $32,445 less discount)	27,451

Total Purchase Price	$94,102

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

The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash.  Payment of interest at the cash pay rate under clause

(ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us.  The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, at our election, upon conversion by the holder or for cash at maturity.

The approximately $9,560,000 (face amount) in aggregate principal amount of convertible notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019.  The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK Notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us.  The Fireman note becomes convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, at our election, upon conversion by the holder or for cash at maturity.

Each of the notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock.  The Fireman note may be converted at its sole election and the management notes may be converted at either a majority of the holders’ election or individually, depending on the holder.  If the we elect to pay cash with respect to a conversion of the notes, the amount of cash to be paid per share will be equal to (a) the number of shares of common stock issuable upon such conversion multiplied by (b) the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion.  We will have the right to prepay all or any portion of the principal amount of the notes at any time by paying 103 percent of the principal amount of the portion of any management note subject to prepayment or 100 percent of the principal amount of the portion of the Fireman note subject to prepayment.  At our Annual Meeting of Stockholders on May 8, 2014, our stockholders approved our ability to issue shares above a 13,600,000 cap that was in place at the time the original notes were issued.

In connection with the quarterly interest payments on January 1, 2014 and April 1, 2014, we issued a total of approximately $218,000 and $215,000, respectively, in the aggregate principal amount of convertible notes as PIK notes to the holders of the convertible notes.

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

As a result of the issuance of convertible notes in September 2013, the total potential shares of common stock that could be issued exceeded the amount of shares we were eligible to issue under NASDAQ rules as of that date.  Therefore, we were required to value the derivative and recognize the fair value as a long-term liability. The fair value of this derivative at the time of issuance of the convertible notes was $5,496,000 and was recorded as the original debt discount for the purposes of accounting for the debt component of the convertible notes.  This debt discount on the Fireman and management notes are being amortized as interest expense using an effective interest rate of 8.32 percent and 4.31 percent, respectively, over the 5.5 year life of the convertible notes.

On May 8, 2014, we obtained stockholder approval for our ability to issue the common stock underlying the convertible notes in compliance with NASDAQ rules.  The derivative liability has been reassessed and it was determined that it should be reclassified to stockholders’ equity as of May 8, 2014.  We determined the fair value of the derivative using a binomial lattice model at that date. The key assumptions for determining the fair value at May 8, 2014 included the remaining time to maturity of approximately four years and ten months, volatility of 60 percent, and the risk-free interest rate of 1.63 percent.  The fair value of the embedded conversion derivative was $5,700,000 and $3,430,000 at November 30, 2013 and May 8, 2014, respectively.  The decrease in the fair value of the embedded conversion derivative from November 30, 2013 to May 8, 2014 resulted in a gain of $4,820,000, which has been recorded as other income.  The primary reason for the decrease in fair value was due to the change in our stock price as compared to the conversion price.

The following table (in thousands) is a summary of the recorded value of the convertible note as of May 31, 2014.  The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Balance
May 31, 2014
Convertible notes - Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)
Convertible notes recorded value on issue date	21,955
Add: PIK notes issued	433
Accretion of debt discounts	1,062
Convertible notes value	23,450
Plus: Embedded derivative liability - fair market value	—
Debt as of May 31, 2014	$23,450

The following table (in thousands) is a summary of our total interest expense as follow:

	Three monthes ended		Six monthes ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Contractual coupon interest	$2,791	$127	$5,543	$197
Amortization of discount and deferred financing costs	564	—	1,133	—
Total interest expense	$3,355	$127	$6,676	$197

Promissory Notes

In connection with the acquisition, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest to certain option holders of Hudson that we subsequently paid on April 1, 2014.

Revolving Credit Agreement

The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment.  Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT.  The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit.  Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and to repay our existing factor loans.  As of May 31, 2014, $23,741,000 was outstanding under our revolving credit facility and approximately $18,000,000 was available to us.

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

As of May 31, 2014, we were in compliance with the covenants under the revolving credit agreement.

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

As of May 31, 2014, we were in compliance with the covenants under the term loan credit agreement.

Amended and Restated Factoring Agreement

See “Note 3 — Accounts Receivable, Inventory Advances and Due To Factor” for a discussion of our Amended and Restated Factoring Agreement.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of May 31, 2014 and November 30, 2013 (in thousands):

	As of May 31, 2014				As of November 30, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	$—	$—	$—	$—	$5,700	$—	$—	$5,700

A reconciliation of the changes in Level 3 fair value measurements is as follows as of May 31, 2014 (in thousands):

Convertible Notes
Embedded Derivative

Balance at November 30, 2013	$5,700
Purchases, issuances and settlements	—
Total gain included in other expense	(2,270)
Reclassification to stockholder equity	(3,430)
Balance at May 31, 2014	$—

Item 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, or Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “believe,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our future expectations, objectives and goals or contain projections of our future results of operations or financial condition are also forward-looking statements.  Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, without limitation, the risk that we incurred substantial indebtedness to finance the acquisition of Hudson Clothing Holdings, Inc. and its subsidiaries, or collectively, Hudson, which may decrease our business flexibility and adversely affect our financial results; the risk that we may not be able to remain in compliance with the financial covenants under our financing agreements and that we pledged all our tangible and intangible assets as collateral under these agreements; the risk that we incurred and will continue to incur significant transaction and acquisition related costs in connection with the acquisition and integration of Hudson into our business plan; the risk that our existing stockholders may be diluted if we choose to settle the convertible notes by issuing shares of our common stock; the risk that we will be unsuccessful in integrating Hudson and achieving our intended results as a result of the acquisition of Hudson; the risk that we will be unsuccessful in gauging fashion trends and changing customer preferences; the risk that changes in general economic conditions, consumer confidence or consumer spending patterns will have a negative impact on our financial performance or strategies; the risks associated with leasing retail space and operating our own retail stores; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; our ability to respond to the business environment and fashion trends; continued acceptance of our brands in the marketplace; our ability to meet and maintain requirements for listing on Nasdaq; successful implementation of any growth or strategic plans; effective inventory management; the risk of cyber attacks and other system risks; our ability to continue to have access on favorable terms to sufficient sources of liquidity necessary to fund ongoing cash requirements of our operations, which access may be adversely impacted by a number of factors, including the reduced availability of credit, generally, and the substantial tightening of the credit markets, including lending by financial institutions, who are sources of credit for us, the recent increase in the cost of capital, the level of our cash flows, which will be impacted by the level of consumer spending and retailer and consumer acceptance of its products; our ability to generate positive cash flow from operations; competitive factors, including the possibility of major customers sourcing product overseas in competition with our products; the risk that acts or omissions by our third party vendors could have a negative impact on our reputation; a possible oversupply of denim in the marketplace; and the risk factors contained in our reports filed with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, including our Annual Report on Form 10-K for the year ended November 30, 2013, or Annual Report, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Our future results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and six month periods ended May 31, 2014 and 2013.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

In the first quarter of fiscal 2012, we launched a new brand, else™, which was initially sold primarily at Macy’s.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets.  We believe that the future of the else™ brand as we move beyond our distribution arrangement with Macy’s is limited and we are evaluating its marketability internationally versus domestically.

Through May 31, 2014, we recognized growth through increases in our retail sales, and the addition of sales from our acquisition of Hudson.  We acquired Hudson on September 30, 2013 and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date.  Hudson’s financial results are included in each of the two reportable segments in a manner consistent with our reporting structure.  Therefore, our results of operations through May 31, 2014 are not necessarily indicative of future results.

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

Comparison of Three Months Ended May 31, 2014 to Three Months Ended May 31, 2013

	Three months ended
	( dollar values in thousands )
	May 31, 2014	May 31, 2013	$ Change	% Change

Net sales	$48,167	$30,874	$17,293	56%
Cost of goods sold	25,594	17,369	8,225	47%
Gross profit	22,573	13,505	9,068	67%
Gross margin	47%	44%

Selling, general & administrative	18,125	10,840	7,285	67%
Depreciation & amortization	1,160	542	618	114%
Operating income	3,288	2,123	1,165	55%

Interest expense	3,355	127	3,228	2,542%
Other income	(4,818)	—	(4,818)	N/A
Income before provision for taxes	4,751	1,996	2,755	138%

Income tax expense	2,412	823	1,589	193%

Net income and comprehensive income	$2,339	$1,173	$1,166	99%

Three Months Ended May 31, 2014 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	( dollar values in thousands )
	May 31, 2014	May 31, 2013	$ Change	% Change

Net sales:
Wholesale	$40,401	$24,366	$16,035	66%
Retail	7,766	6,508	1,258	19%
	$48,167	$30,874	$17,293	56%

Gross profit:
Wholesale	$17,218	$8,955	$8,263	92%
Retail	5,355	4,550	805	18%
	$22,573	$13,505	$9,068	67%

Operating income (loss):
Wholesale	$11,560	$5,716	$5,844	102%
Retail	103	132	(29)	(22)%
Corporate and other	(8,375)	(3,725)	(4,650)	125%
	$3,288	$2,123	$1,165	55%

For the three months ended May 31, 2014, or the second quarter of fiscal 2014, our net sales increased to $48,167,000 from $30,874,000 for the three months ended May 31, 2013, or the second quarter fiscal 2013, a 56 percent increase.  We had an operating income of $3,288,000 compared to $2,123,000 for the second quarter of fiscal 2013, a 55 percent increase.

Net Sales

Our overall net sales increased to $48,167,000 for the second quarter of fiscal 2014 from $30,874,000 for the second quarter of fiscal 2013, a 56 percent increase.

More specifically, our wholesale net sales increased to $40,401,000 for the second quarter of fiscal 2014 from $24,366,000 for the second quarter of fiscal 2013, a 66 percent increase.  This increase in our wholesale sales is primarily attributed to the addition of $17,911,000 in wholesale sales from Hudson®.  The increases were partially offset by a $1,282,000, or a 103 percent, decline in sales from our else™ brand and a $594,000, or a three percent, decline in wholesale sales from Joe’s®.  We believe that the future of the else™ brand as we move beyond our distribution arrangement with Macy’s is limited and we are evaluating its marketability internationally versus domestically.  As a result, sales from our else™ brand were negatively impacted by not having an exclusive distribution partner in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013.

Our retail net sales increased to $7,766,000 for the second quarter of fiscal 2014 from $6,508,000 for the second quarter of fiscal 2013, a 19 percent increase.  The primary reason for this increase was the addition of $837,000 in retail sales from Hudson’s® e-shop, as well as the opening of three additional retail stores since the end of the second quarter of fiscal 2013 that contributed to the overall sales increase for this segment.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, increased by one percent.  Same store sales for our brick and mortar Joe’s® stores decreased by one percent.  Same store sales for our Joe’s® e-shop increased by 22 percent.

Gross Profit

Our gross profit increased to $22,573,000 for the second quarter of fiscal 2014 from $13,505,000 for the second quarter of fiscal 2013, a 67 percent increase, as a result of the increase in our net sales.  Our overall gross margin percentage increased to 47 percent for the second quarter of fiscal 2014 from 44 percent for the second quarter of fiscal 2013.  Our overall gross margin percentage for the second quarter of fiscal 2014 was positively impacted by the addition of $7,902,000 in gross profit from Hudson®.  Our Hudson® brand carries a higher average wholesale price than our Joe’s® brand and contributed to the increase in our gross margin percentage.

Our wholesale gross profit increased to $17,218,000 for the second quarter of fiscal 2014 from $8,955,000 for the second quarter of fiscal 2013, a 92 percent increase.  Our wholesale gross profit increased for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 due to the addition of sales from Hudson®.  Gross profit attributable to Hudson totaled $7,902,000 for the period.  Our wholesale gross margin percentage for the second quarter of fiscal 2014 increased to 43 percent compared to 37 percent for the prior year comparable period.  The increase in gross margin percentage is mostly attributed to the addition of $7,902,000 in gross profit from Hudson®, which has a higher average wholesale price than our Joe’s® brand.

Our retail gross profit increased to $5,355,000 for the second quarter of fiscal 2014 from $4,550,000 for the second quarter of fiscal 2013, an 18 percent increase, due to the addition of $837,000 in sales from Hudson’s® e-shop and a $421,000 increase in Joe’s® sales from the addition of three new stores and growth in Joe’s® e-shop sales.  Our gross margin percentage was 69 percent for the second quarter of fiscal 2014 compared to 70 percent for the second quarter of fiscal 2013, and decreased slightly due to more promotional activity in our outlet stores.

Selling, General and Administrative Expense, including Depreciation and Amortization

Selling, general and administrative, or SG&A, expenses increased to $19,285,000 for the second quarter of fiscal 2014 from $11,382,000 for the second quarter of fiscal 2013, a 69 percent increase.  Our SG&A expenses attributable to additional expenses related to the operation of our Hudson subsidiary was $7,014,000 for the second quarter of fiscal 2014.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expense in connection with the Hudson acquisition, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $5,658,000 for the second quarter of fiscal 2014 from $3,239,000 for the second quarter of fiscal 2013, or a 75 percent increase.  Our wholesale SG&A expense was higher in the second quarter of fiscal 2014 mostly due to the additional SG&A expense of $2,381,000 associated with Hudson’s operations.  Our Joe’s wholesale SG&A expense increased slightly by $38,000 to $3,277,000 from $3,239,000, or one percent, on a comparative basis.

Our retail SG&A expense increased to $5,252,000 for the second quarter of fiscal 2014 from $4,418,000 for the second quarter of fiscal 2013, a 19 percent increase.  Our retail SG&A expense increased mostly due to additional retail expense of $403,000 associated with Hudson’s e-commerce operations and the addition of costs associated with opening and operating three additional stores between the end of the second quarter of fiscal 2013 and the end of our second quarter of fiscal 2014, which included additional store payroll, store rents and depreciation expense.

Our corporate and other SG&A expense increased to $8,375,000 for the second quarter of fiscal 2014 from $3,725,000 for the second quarter of fiscal 2013, a 125 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson, and professional fees and other transaction expenses associated with the acquisition of Hudson.  Our corporate and other SG&A expense was higher in the second quarter of fiscal 2014 mostly due to additional legal fees associated with the securities filings related to our proxy statement and conflict mineral report.  We also incurred expenses for Hudson’s corporate operations of $4,230,000 in the second quarter of fiscal 2014 that we did not have in the second quarter of fiscal 2013.

Operating (Loss) Income

We had operating income of $3,288,000 for the second quarter of fiscal 2014 compared to $2,123,000 for the second quarter of fiscal 2013.  Our increase in operating income was primarily due to the positive impact of the addition of net sales and gross profits from our Hudson subsidiary that we did not have in the second quarter of fiscal 2013.

Due to the addition of Hudson’s net sales and gross profits, our wholesale operating income increased to $11,560,000 in the second quarter of fiscal 2014 from $5,716,000 for the second quarter of fiscal 2013, a 102 percent increase.  As a result of the addition of gross profit from Hudson’s® e-shop, we generated a retail operating income of $103,000 in the second quarter of fiscal 2014 compared to $132,000 in the second quarter of fiscal 2013.  Corporate operating loss increased to $8,375,000 for the second quarter of fiscal 2014 from $3,725,000 for the second quarter of fiscal 2013, mostly due to the addition of expenses for Hudson’s corporate operations of $4,229,000 in the second quarter of fiscal 2014 that we did not have in the second quarter of fiscal 2013.

Interest Expense

Our interest expense increased to $3,355,000 for the second quarter of fiscal 2014 from $127,000 for the second quarter of fiscal 2013.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT, and Garrison Loan Agency Services LLC, or Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition, which we did not have in the second quarter of fiscal 2013.

Other Income

Other income represents the benefit due to the change in fair value of the embedded conversion derivative from February 28, 2014 to May 8, 2014 of $4,818,000.

Income Tax

Our effective tax rate was 51 percent for the second quarter of fiscal 2014 compared to 41 percent for the second quarter of fiscal 2013.  The increased effective tax rate for the second quarter of fiscal 2014 resulted from the effect that income associated with the derivative liability valuation applicable to the second quarter of fiscal 2014 had on the annual income forecast.  The increase to the forecasted income reduced the projected effective tax rate applied to our second quarter of fiscal 2014 income, whereas the projected effective tax rate used for the first quarter of fiscal 2014 was higher and produced a tax benefit due to the loss generated for the first quarter of fiscal 2014.  Differences between our effective tax rate and statutory tax rate are primarily due to state taxes and permanent book/tax differences related to the financing expense for the Hudson acquisition.

Net Income and Comprehensive Income

We generated a net income of $2,339,000 for the second quarter of fiscal 2014 compared to $1,173,000 for the second quarter of fiscal 2013.  Our increase in net income in the second quarter of fiscal 2014 was primarily due to the addition of Hudson’s net sales and gross profit of $18,748,000 and $8,512,000, respectively, in the second quarter of fiscal 2014 that we did not have in the second quarter of fiscal 2013 and the benefit due to the change in fair value of the embedded conversion derivative from February 28, 2014 to May 8, 2014 of $4,818,000 for the second quarter of fiscal 2014.

Comparison of Six Months Ended May 31, 2014 to Six Months Ended May 31, 2013

	Six months ended
	( dollar values in thousands )
	May 31, 2014	May 31, 2013	$ Change	% Change

Net sales	$95,511	$60,304	$35,207	58%
Cost of goods sold	51,453	32,484	18,969	58%
Gross profit	44,058	27,820	16,238	58%
Gross margin	46%	46%

Selling, general & administrative	37,077	22,327	14,750	66%
Depreciation & amortization	2,387	1,034	1,353	131%
Contingent consideration buy-out expense	—	8,732	(8,732)	—
Operating income (loss)	4,594	(4,273)	8,867	208%

Interest expense	6,676	197	6,479	3,289%
Other income	(2,268)	—	(2,268)	N/A
Income (loss) before provision for taxes	186	(4,470)	4,656	104%

Income tax expense	25	745	(720)	97%

Net income (loss) and comprehensive income (loss)	$161	$(5,215)	$5,376	103%

Six Months Ended May 31, 2014 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Six months ended
	( dollar values in thousands )
	May 31, 2014	May 31, 2013	$ Change	% Change

Net sales:
Wholesale	$80,016	$47,453	$32,563	69%
Retail	15,495	12,851	2,644	21%
	$95,511	$60,304	$35,207	58%

Gross profit:
Wholesale	$33,978	$19,187	$14,791	77%
Retail	10,080	8,633	1,447	17%
	$44,058	$27,820	$16,238	58%

Operating income (loss):
Wholesale	$21,931	$12,420	$9,511	77%
Retail	(885)	(194)	(691)	356%
Corporate and other	(16,452)	(16,499)	47	(0)%
	$4,594	$(4,273)	$8,867	(208)%

For the six months ended May 31, 2014, our net sales increased to $95,511,000 from $60,304,000 for the six months ended May 31, 2013, a 58 percent increase.  We had operating income in the amount of $4,594,000 for the six months ended May 31, 2014 compared to an operating loss of $4,273,000 for the six months ended May 31, 2013.

Net Sales

Our net sales increased to $95,511,000 for the six months ended May 31, 2014 compared to $60,304,000 for the six months ended May 31, 2013, a 58 percent increase.

More specifically, our wholesale net sales increased to $80,016,000 for the six months ended May 31, 2014 compared to $47,453,000 for the six months ended May 31, 2013, an 69 percent increase.  This increase in our wholesale sales is primarily attributed to the addition of $35,196,000 in wholesale sales from Hudson® and a slight increase in Joe’s® international sales.  The increases were partially offset by a $3,185,000 decline in sales from our else™ brand.  We believe that the future of the else™ brand as we move beyond our distribution arrangement with Macy’s is limited and we are evaluating its marketability internationally versus domestically.  As a result, sales from our else™ brand were negatively impacted by not having an exclusive distribution partner in the six months ended May 31, 2014 as compared to the six months ended May 31, 2013.

Our retail net sales increased to $15,495,000 for the six months ended May 31, 2014 compared to $12,851,000 for the six months ended May 31, 2013, a 21 percent increase.  The primary reason for this increase was the addition of $1,897,000 in retail sales from Hudson’s® e-shop, as well as the opening of five additional retail stores since the end of the second quarter of fiscal 2013 that contributed to the overall sales increase for this segment.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, decreased by two percent.  Same store sales for our brick and mortar Joe’s® stores decreased by six percent.  Same store sales for our Joe’s® e-shop increased by 37 percent.

Gross Profit

Our gross profit increased to $44,058,000 for the six months ended May 31, 2014 compared to $27,820,000 for the six months ended May 31, 2013, a 58 percent increase.  Our overall gross margin was comparable at 46 percent for the six months ended May 31, 2014 and 2013.

Our wholesale gross profit increased to $33,978,000 for the six months ended May 31, 2014 compared to $19,187,000 for the six months ended May 31, 2013, a 77 percent increase.  Our wholesale gross profit increased for the six months ended May 31, 2014 compared to the six months ended May 31, 2013 due to the addition of sales from Hudson®.  Gross profit attributable to Hudson totaled $14,784,000 for the period.  Our wholesale gross margin percentage for the six months ended May 31, 2014 increased to 43 percent compared to 40 percent for the prior year comparable period.  The increase in gross margin percentage is mostly attributed to higher margin wholesale sales from Hudson®.  Our gross profit includes an amortization charge of approximately $1,000,000 related to a fair value step up of Hudson® inventory acquired from the acquisition and sold during the six months ended May 31, 2014.

Our retail gross profit increased to $10,080,000 for the six months ended May 31, 2014 compared to $8,633,000 for the six months ended May 31, 2013, a 13 percent increase, due to the addition of $1,897,000 in net sales and $1,324,000 in gross profit from Hudson’s® e-shop and a $747,000 increase in overall sales from the addition of five new stores since the end of the six months ended May 31, 2013.  Our gross margin percentage was 65 percent for the six months ended May 31, 2014 compared to 67 percent for the six months ended May 31, 2013, and decreased primarily due to more promotional activity in our retail stores than during the prior year comparative period.

Selling, General and Administrative Expense, including Depreciation and Amortization and Contingent Consideration Buy-out Expense

SG&A expenses increased to $39,464,000 for the six months ended May 31, 2014 compared to $32,093,000 for the six months ended May 31, 2013, a 23 percent increase.  Excluding the contingent consideration buy out expense in the first quarter of fiscal 2013, our SG&A expenses increased by $16,103,000, or 69 percent, primarily due to the additional expenses related to the operation of our Hudson subsidiary.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expense in connection with the Hudson acquisition and also includes depreciation and amortization.

Our wholesale SG&A expense increased to $12,047,000 for the six months ended May 31, 2014 compared to $6,767,000 for the six months ended May 31, 2013, a 78 percent increase.  Our wholesale SG&A expense was higher in the six months ended May 31, 2014 mostly due to the additional SG&A expense of $5,200,000 associated with Hudson’s operations.  Our Joe’s wholesale SG&A expense increased slightly by $80,000 to $6,847,000 from $6,767,000, an increase of one percent, on a comparative basis.

Our retail SG&A expense increased to $10,965,000 for the six months ended May 31, 2014 compared to $8,827,000 for the six months ended May 31, 2013, a 24 percent increase.  Our retail SG&A expense increased mostly due to additional retail expense of $977,000 associated with Hudson’s e-commerce operations and the addition of costs associated with opening and operating five additional stores between the end of the six months ended May 31, 2013 and the end of six months ended May 31, 2014, which included additional store payroll, store rents and depreciation expense.

Our corporate and other SG&A expense decreased to $16,452,000 for the six months ended May 31, 2014 compared to $16,499,000 for the six months ended May 31, 2013, a less than one percent decrease.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson, and professional fees and other transaction expenses associated with the acquisition of Hudson.  In addition, in the first quarter of fiscal 2013, we recorded a contingent consideration buy out expense of $8,732,000 in connection with the new agreement entered into with Mr. Dahan that fixed the overall amount to be paid by us for the remainder of his contingent consideration agreement in connection with the acquisition of the Joe’s® brand in October 2007.  We also incurred $165,000 of professional fees and other transaction expenses in connection with the purchase of Hudson and the addition of expenses for Hudson’s corporate operations of $8,244,000 in the six months ended May 31, 2014 that we did not have in the six months ended May 31, 2013.

Operating (Loss) Income

We had operating income of $4,594,000 for the six months ended May 31, 2014 compared to an operating loss of $4,273,000 for the six months ended May 31, 2013.  Our shift to operating income from an operating loss was primarily due to a first quarter of fiscal 2013 contingent consideration buy out expense of $8,732,000 in connection with the new agreement entered into with Mr. Dahan that we did not have in the first quarter of fiscal 2014.

Due to the addition of Hudson’s operations, our wholesale operating income increased to $21,931,000 in the six months ended May 31, 2014 from $12,420,000 for the six months ended May 31, 2013, a 77 percent increase.  As a result of lower gross margins and higher expenses associated with opening and operating new stores, we generated a retail operating loss of $885,000 in the six months ended May 31, 2014 compared to $194,000 in the six months ended May 31, 2013.  Corporate operating loss decreased slightly to $16,452,000 for the six months ended May 31, 2014 from $16,499,000 for the six months ended May 31, 2013 mostly due to the contingent consideration buy out expense of $8,732,000 recorded in the first quarter of fiscal 2013 that we did not have in the first quarter of fiscal 2014.  This expense was comparable to the addition of expenses for Hudson’s corporate operations of $8,244,000 in the six months ended May 31, 2014 that we did not have in the six months ended May 31, 2013.

Interest Expense

Our interest expense increased to $6,676,000 for the six months ended May 31, 2014 from $197,000 for the six months ended May 31, 2013.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT, and Garrison Loan Agency Services LLC, or Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition, which we did not have in the second quarter of fiscal 2013.

Other Income

Other income represents the income due to the change in fair value of the embedded conversion derivative from November 30, 2014 to May 31, 2014 of $2,268,000 for the six months ended May 31, 2014.

Income Tax

Our effective tax rate was 14 percent for the six months ended May 31, 2014 compared to negative 17 percent for the six months ended May 31, 2013.  The increased effective tax rate for the six months ended May 31, 2014 resulted from losses recorded during the first quarter of fiscal 2013 from the contingent consideration buy out expense (associated with acquiring the trademark in October 2007) and the associated unfavorable permanent book/tax difference.  Differences between our effective tax rate and statutory tax rate are primarily due to state taxes, permanent book/tax differences related to the financing expense for the Hudson acquisition and certain discrete items.

Net (Loss) Income and Comprehensive (Loss) Income

Our net income was $161,000 for the six months ended May 31, 2014 compared to a net loss of $5,215,000 for the six months ended May 31, 2013.  Our shift from a net loss in the six months ended May 31, 2013 to net income in the six months ended May 31, 2014 was primarily due to the contingent consideration buy out expense of $8,732,000 recorded in the first quarter of fiscal 2013 that we did not have in the first quarter of fiscal 2014.  This amount was offset by interest costs associated with the debt incurred in connection with the purchase of Hudson and the loss related to the change in value of the embedded conversion derivative from November 30, 2013 to May 31, 2014.

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

For the six months ended May 30, 2014, we used $4,039,000 of cash flow from operations.  Cash flow from financing activities consisted of $6,068,000 of borrowings under our new revolving credit facility.  We made payments of $205,000 for taxes on restricted stock units.  We purchased $227,000 in restricted stock, repaid our promissory tax notes in the aggregate amount of $1,235,000 and made payments of $15,000 against our term loan.  We used $708,000 in investing activities, $290,000 for the purchase of property and equipment and $418,000 for a final working capital payment relating to our purchase of Hudson.  Our cash balance decreased to $424,000 as of May 31, 2014.

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

As of May 31, 2014, our cash balance was $424,000 and our borrowing base cash availability with CIT was approximately $18,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.

As of May 31, 2014, our revolving credit facility had a balance of $23,741,000.

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

The management notes accrue interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 10 percent per annum, which is payable 7.68 percent in cash and 2.32 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 10 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 10.928 percent per annum payable in cash.  Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us.  The management notes become convertible by each of the holders beginning on September 30, 2015 until maturity on March 31, 2019 into shares of our common stock, cash, or a combination of cash and common stock, at our election, upon conversion by the holder or for cash at maturity.

The approximately $9,560,000 (face amount) in aggregate principal amount of convertible notes issued to Fireman are structurally and contractually subordinated to our senior debt and mature on March 31, 2019.  The Fireman note accrues interest quarterly on the outstanding principal amount (i) from September 30, 2013 until the earlier to occur of the date of conversion of the notes or November 30, 2014 at a rate of 6.5 percent per annum, which is payable 3 percent in cash and 3.5 percent in PIK notes, (ii) from December 1, 2014 until the earlier to occur of the date of conversion of the notes or September 30, 2016 at a rate of 6.5 percent per annum payable in cash, and (iii) from October 1, 2016 until the earlier to occur of the date of conversion of the notes or the date such principal amount is paid in full at a rate of 7 percent per annum payable in cash. Payment of interest at the cash pay rate under clause (ii) or (iii), as applicable, for any payment date will be subject to satisfaction of certain financial conditions for us.  The Fireman note becomes convertible by the holder on October 14, 2014 until maturity on March 31, 2019 into shares of common stock, cash, or a combination of cash and common stock, at our election, upon conversion by the holder or for cash at maturity.

Each of the notes are convertible, in whole but not in part, at a conversion price of $1.78 per share, subject to certain adjustments, into approximately 18,200,000 shares of our common stock.  The Fireman note may be converted at its sole election and the management notes may be converted at either a majority of the holders’ election or individually, depending on the holder.  If we elect to pay cash with respect to a conversion of the notes, the amount of cash to be paid per share will be equal to (a) the number of shares of common stock issuable upon such conversion multiplied by (b) the average of the closing prices for the common stock over the 20 trading day period immediately preceding the notice of conversion.  We will have the right to prepay all or any portion of the principal amount of the notes at any time by paying 103 percent of the principal amount of the portion of any management note subject to prepayment or 100 percent of the principal amount of the portion of the Fireman note subject to prepayment.

In connection with the quarterly interest payments on January 1, 2014 and April 1, 2014, we issued a total of approximately $218,000 and $215,000, respectively, in the aggregate principal amount of convertible notes as PIK notes to the holders of the convertible notes.

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

In addition, the revolving credit agreement requires us to (a) maintain (i) at all times, availability under the revolving facility of not less than $5,000,000, and (ii) at all times, the sum of availability under the revolving facility plus up to $2,500,000 of unrestricted cash of not less than $7,500,000; and (b) maintain a minimum fixed charge coverage ratio calculated for each four fiscal quarter period at levels set forth in the revolving facility.

As of May 31, 2014, we were in compliance with the covenants under the revolving credit agreement.

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

As of May 31, 2014, we were in compliance with the covenants under the term loan credit agreement.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of May 31, 2014, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of May 31, 2014 and November 30, 2013 was $1,005,000 and $775,000, respectively, for non-factored accounts receivables.

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

Stock Based Compensation

We account for stock-based compensation in accordance with the ASC standards. We elected the modified prospective method where prior periods are not revised for comparative purposes. Under the fair value recognition provisions, stock based compensation is measured at grant date based upon the fair value of the award and expense is recognized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options, which requires management to use estimates and assumptions. The determination of the fair value of stock based option awards on the date of grant is based upon the exercise price as well as assumptions regarding subjective variables. These variables include our expected life of the option, expected stock price volatility over the term of the award, determination of a risk free interest rate and an estimated dividend yield. We estimate the expected life of the option by calculating the average term based upon historical experience. We estimate the expected stock price volatility by using implied volatility in market traded stock over the same period as the vesting period. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the term on the options. We do not expect to pay dividends in the foreseeable future and therefore use an expected dividend yield of zero. If factors change or we employ different assumptions for estimating fair value of the stock option, our estimates may be different than future estimates or actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. At this time, we believe that our current method for accounting for stock based compensation is reasonable. Furthermore, an entity may elect either an accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition, regardless of how the fair value of the award is measured. For all stock based compensation awards that contain graded vesting based on service conditions, we have elected to apply a straight-line recognition method to account for these awards. However, guidance is relatively new and the application of these principles over time may be subject to further interpretation or refinement. See “Notes to Unaudited Condensed Consolidated Financial Statements - Note 8 — Stockholders’ Equity” for additional discussion.

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

In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Item 3.                                                         Quantitative and Qualitative Disclosure About Market Risk.

Not applicable until fiscal year ended November 30, 2014.

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2014, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosure.

Not Applicable.

Item 5.                                                         Other Information.

(a)                                 Subsequent Actions Concerning the Board of Directors and Board Committees.

We recently became aware of an issue relating to our compliance with NASDAQ Marketplace Rule 5605, or Rule 5605, which imposes certain conditions on listed companies, including: (i) a majority of the board of directors must be independent; (ii) the audit committee must have a minimum of three members, all of whom must be independent and also meet the specific audit committee standards required by the SEC; and (iii) independent directors must exercise oversight of the director nomination process.

On February 8, 2013, Mr. Marc Crossman and Mr. Samuel J. Furrow entered into a personal business arrangement by which Mr. Crossman allowed certain of his shares of his Joe’s Jeans common stock to be pledged as additional collateral for a loan from a third-party lender to Mr. Furrow.  While the fact that Mr. Crossman’s shares had been pledged was previously disclosed, the details of the pledge arrangement were inadvertently miscommunicated to us.

NASDAQ listing standards require that a majority of the Board of Directors and all members of the audit committee be “independent”.  The independence criteria defines an “independent” director, in part, as a person other than an Executive Officer or employee of the Company or other individual having a relationship which in the opinion of the Joe’s Jeans Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Although the miscommunication was unintentional, upon recently learning of the pledge arrangement from Mr. Furrow and Mr. Crossman, steps were promptly taken to assure compliance with the NASDAQ listing standards.  As a result, on July 9, 2014, effective immediately, Mr. Furrow stepped down from the audit and nominating and governance committees, but will remain as a director and Chairman of the Board and will not be designated as an independent director.  Also, Mr. Crossman resigned from the Board of Directors, on July 9, 2014, effective immediately, but will remain as our President and Chief Executive Officer.  After Mr. Crossman’s resignation from the Board of Directors, the Board is comprised of seven directors, four independent directors and three non-independent directors.  Further, on July 9, 2014, the Board approved the appointment of Ms. Joanne Calabrese to the audit committee and appointed her as chair of the nominating and governance committee.  At the same meeting, the Board appointed Mr. Kent Savage to the nominating and governance committee.

As a result of the actions taken by the Board of Directors, we believe that we are in compliance with Rule 5605 because currently (i) a majority of the Board is comprised of independent directors, (ii) the audit committee is comprised of at least three members that are independent directors and financially literate and (iii) the nominating and governance committee (which oversees the director nomination process) is comprised entirely of independent directors.

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

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and six months ended May 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at May 31, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2014 and 2013, (iv) Condensed Consolidated Statements Stockholders’ Equity as of May 31, 2014 and 2013 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

July 10, 2014	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer) and President

July 10, 2014	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and six months ended May 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at May 31, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2014 and 2013, (iv) Condensed Consolidated Statements Stockholders’ Equity as of May 31, 2014 and 2013 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith