Form 10-Q
period 2014-08-31
JOE'S JEANS INC.
filed 2014-10-09
CIK 844143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 9, 2014 was 69,242,439.

JOE’S JEANS INC.

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2014	November 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$964	$785
Accounts receivable, net	10,809	4,621
Due from factor	28,168	31,434
Inventories, net	58,133	52,670
Deferred income taxes, net	3,114	3,114
Prepaid expenses and other current assets	1,390	2,178
Total current assets	102,578	94,802

Property and equipment, net	5,856	7,393
Goodwill	34,231	33,812
Intangible assets	81,358	83,110
Deferred financing costs	1,716	2,031
Other assets	1,677	1,875

Total assets	$227,416	$223,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,183	$26,436
Line of credit	27,160	17,673
Contingent consideration buy-out payable-short term	3,186	3,072
Promissory tax note issued	—	1,235
Total current liabilities	54,529	48,416

Long term debt	58,944	58,840
Convertible notes	24,079	27,912
Deferred income taxes, net	17,420	16,202
Contingent consideration buy-out payable-long term	818	3,230
Deferred rent	2,744	2,404
Other liabilities	250	250
Total liabilities	158,784	157,254

Commitments and contingencies

Stockholders’ equity
Common stock, $0.10 par value: 100,000 shares authorized, 69,767 shares issued and 69,243 outstanding (2014) and 68,878 shares issued and 68,549 outstanding (2013)	6,979	6,890
Additional paid-in capital	110,497	107,933
Accumulated deficit	(45,526)	(45,963)
Treasury stock, 524 shares (2014), 329 shares (2013)	(3,318)	(3,091)
Total stockholders’ equity	68,632	65,769

Total liabilities and stockholders’ equity	$227,416	$223,023

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Three months ended		Nine months ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
	(unaudited)		(unaudited)
Net sales	$52,668	$29,385	$148,179	$89,689
Cost of goods sold	28,218	16,540	79,671	49,024
Gross profit	24,450	12,845	68,508	40,665

Operating expenses
Selling, general and administrative	19,186	12,619	56,263	34,946
Depreciation and amortization	1,134	521	3,521	1,555
Retail stores impairment	332	—	332	—
Contingent consideration buy-out expense	—	—	—	8,732
	20,652	13,140	60,116	45,233
Operating income (loss)	3,798	(295)	8,392	(4,568)
Other income	—	—	(2,268)	—
Interest expense	3,424	116	10,100	313
Income (loss) before provision for taxes	374	(411)	560	(4,881)
Income tax expense (benefit)	98	(124)	123	621
Net income (loss) and comprehensive income (loss)	$276	$(287)	$437	$(5,502)

Earnings (loss) per common share - basic	$0.00	$0.00	$0.01	$(0.08)

Earnings (loss) per common share - diluted	$0.00	$0.00	$0.01	$(0.08)

Weighted average shares outstanding
Basic	68,362	67,413	68,151	67,038
Diluted	68,880	67,413	68,935	67,038

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	August 31, 2014	August 31, 2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(6,445)	$2,635

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(565)	(1,509)
Purchase of Hudson Clothing, Inc., net of cash acquired	(418)	—
Net cash used in investing activities	(983)	(1,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	9,487	—
Advances from factor, net	—	1,996
Payments of promissory note	(1,235)	—
Repayment of term loan	(75)	—
Proceeds from exercise of options	—	27
Payment of taxes on restricted stock units	(343)	(560)
Purchase of restricted stock	(227)	—
Net cash provided by financing activities	7,607	1,463

NET CHANGE IN CASH AND CASH EQUIVALENTS	179	2,589

CASH AND CASH EQUIVALENTS, at beginning of period	785	13,426

CASH AND CASH EQUIVALENTS, at end of period	$964	$16,015

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Total
	Common Stock		Additional	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity

Balance, November 30, 2012	67,294	$6,732	$106,747	$(38,649)	$(3,091)	$71,739
Net loss and comprehensive loss (unaudited)	—	—	—	(5,502)	—	(5,502)
Exercise of stock options (unaudited)	22	2	25	—	—	27
Stock-based compensation, net of withholding taxes (unaudited)	—	—	782	—	—	782
Issuance of restricted stock (unaudited)	1,496	150	(150)	—	—	—
Balance, August 31, 2013 (unaudited)	68,812	$6,884	$107,404	$(44,151)	$(3,091)	$67,046

Balance, November 30, 2013	68,878	$6,890	$107,933	$(45,963)	$(3,091)	$65,769
Net income and comprehensive income (unaudited)	—	—	—	437	—	437
Embedded conversion feature net of taxes (unaudited)	—	—	2,058	—	—	2,058
Stock repurchase (unaudited)	—	—	—	—	(227)	(227)
Stock-based compensation, net of withholding taxes (unaudited)	—	—	595	—	—	595
Issuance of restricted stock (unaudited)	889	89	(89)	—	—	—
Balance, August 31, 2014 (unaudited)	69,767	$6,979	$110,497	$(45,526)	$(3,318)	$68,632

The accompanying notes are an integral part of these financial statements.

JOE’S JEANS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Joe’s Jeans Inc., or Joe’s, we or us, which include the accounts of our wholly-owned subsidiaries, for the three and nine months ended August 31, 2014 and 2013 and the related footnote information have been prepared on a basis consistent with our audited consolidated financial statements as of November 30, 2013 contained in our Annual Report on Form 10-K, or the Annual Report.  Our fiscal year end is November 30.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  The results for the three and nine months ended August 31, 2014 are not necessarily indicative of the results anticipated for the entire year ending November 30, 2014.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to impact our consolidated financial statements or related disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, INVENTORY ADVANCES AND DUE FROM FACTOR

Historically, our primary method to obtain the cash necessary for operating needs has been through the sale of accounts receivable pursuant to factoring agreements and advances under inventory security agreements with our factor, CIT Commercial Services, a unit of CIT Group Inc., or CIT.

As a result of these agreements, amounts due from factor consist of the following (in thousands):

	August 31, 2014	November 30, 2013
Non-recourse receivables assigned to factor	$27,043	$32,194
Client recourse receivables	7,453	3,220
Total receivables assigned to factor	34,496	35,414

Allowance for customer credits	(6,328)	(3,980)
Due from factor	$28,168	$31,434

Non-factored accounts receivable	$12,095	$5,396
Allowance for customer credits	(872)	(478)
Allowance for doubtful accounts	(414)	(297)
Accounts receivable, net of allowance	$10,809	$4,621

Of the total amount of receivables sold by us as of August 31, 2014 and November 30, 2013, we hold the risk of payment of $7,453,000 and $3,220,000, respectively, in the event of non-payment by the customers.

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

As of August 31, 2014, our cash balance was $964,000 and our borrowing base cash availability with CIT was approximately $21,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT for the receivables sold.  See also “Note 12 — Debt” for a further discussion of our debt arrangements with CIT and other lenders.

NOTE 4 — INVENTORIES, NET

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out method.  Inventories consisted of the following (in thousands):

	August 31, 2014	November 30, 2013

Finished goods	$35,437	$30,129
Finished goods consigned to others	1,217	1,066
Work in progress	5,012	5,057
Raw materials	18,522	18,406
	60,188	54,658
Less allowance for obsolescence and slow moving items	(2,055)	(1,988)
	$58,133	$52,670

We did not record any charges to our inventory reserve allowance for the three and nine months ended August 31, 2014 or year ended November 30, 2013.

NOTE 5 —RELATED PARTY TRANSACTIONS

Joe Dahan

Since the acquisition of the Joe’s® brand as a result of a merger in October 2007 through February 18, 2013, Mr. Dahan was entitled to a certain percentage of our gross profit in any applicable fiscal year until October 2017.  At the time of the acquisition, pursuant to ASC 805 — Business Combinations, we assessed this original contingent consideration arrangement as compensatory and expensed such amounts over the term of the earn out period at the defined percentage amounts.  For the three and nine months ended August 31, 2013, expense of $0 and $311,000, respectively, was recorded in the statement of net income (loss) and comprehensive income (loss) related to the contingent consideration expense made to Mr. Dahan under the original agreement.  For the three and nine months ended August 31, 2014, we did not have any expense related to the contingent consideration expense made to Mr. Dahan under the original agreement since we entered into the new agreement with him as described below.

On February 18, 2013, we entered into a new agreement with Mr. Dahan that fixed the overall amount to be paid by us for the remaining months of year six through year 10 in the original merger agreement at $9,168,000 through weekly installment payments beginning on February 22, 2013 until November 27, 2015.  In the first quarter of fiscal 2013, we recorded a charge of $8,732,000 as contingent consideration buy-out expense in connection with this agreement.  This amount represented the net present value of the total fixed amount that Mr. Dahan would receive.  The entire amount was expensed during the first quarter of fiscal 2013 as the amount payable represented a present obligation due to Mr. Dahan.  On September 30, 2013, in connection with entry into new credit facilities relating to the acquisition of Hudson, Mr. Dahan, CIT, Garrison Loan Agency Services LLC and all of our loan parties entered into an earn out subordination agreement, which provides, among other things, that any payment, whether in cash, in kind, securities or any other property, in connection with the our obligations to Mr. Dahan is expressly junior and subordinated in right of payment to all amounts due and owing upon any indebtedness outstanding under the revolving credit facility and the term loan facility.  We are permitted to make certain amount of weekly installment payments of our obligations in the absence of an insolvency proceeding or any event of default under the revolving credit agreement or the term loan credit agreement.

See “Note 9 — Commitments and Contingencies - Contingent Consideration Payments, Buy Out Agreement and Earnout Subordination Agreement” for a further discussion on these agreements with Mr. Dahan.

Ambre Dahan

In January 2013, we entered in to a consulting arrangement with Ambre Dahan, the spouse of Mr. Joe Dahan, for design director services that pays her $175,000 per annum on a bi-weekly basis.  For the three months ended August 31, 2014 and 2013, we paid Ms. Dahan $47,000 and $47,000, respectively, under this arrangement.  For the nine months ended August 31, 2014 and 2013, we paid Ms. Dahan $135,000 and $114,000, respectively, under this arrangement.  This arrangement may be terminated at any time by the parties.  Mr. Dahan is not a party to this arrangement, and we do not consider this arrangement material to us.

Albert Dahan

In April 2009, we entered into a commission-based sales agreement with Albert Dahan, brother of Joe Dahan, for the sale of our products into the off-price channels of distribution.  Under the agreement, Mr. Albert Dahan is entitled to a commission for purchase orders entered into by us where he acts as a sales person.  The agreement may be terminated at any time for any reason or no reason with or without notice.  For the three months ended August 31, 2014 and 2013, payments of $0 and $131,000, respectively, were made to Mr. Albert Dahan under this arrangement.  For the nine months ended August 31, 2014 and 2013, payments of $0 and $373,000, respectively, were made to Mr. Albert Dahan under this arrangement.

In October 2011, we entered into an agreement with Ever Blue LLC, or Ever Blue, an entity for which Albert Dahan is the sole member, for the sale of children’s products.  Ever Blue has an exclusive right to produce, distribute and sell children’s products bearing the Joe’s® brand on a worldwide basis, subject to certain limitations on the channels of distribution.  In exchange for the license, Ever Blue pays to us a royalty on net sales with certain guaranteed minimum sales for each term.  In connection with this agreement, we provided initial funding to Ever Blue for inventory purchases, which such amount has been repaid in full.  For the three months ended August 31, 2014 and 2013, we recognized $52,000 and $278,000, respectively, in royalty income under the license agreement.  For the nine months ended August 31, 2014 and 2013, we recognized $360,000 and $612,000, respectively, in royalty income under the license agreement.

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

	Three months ended		Nine months ended
	(in thousands, except per share data)		(in thousands, except per share data)
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Basic earnings (loss) per share computation:
Numerator:
Net income (loss) and comprehensive (loss) income	$276	$(287)	$437	$(5,502)
Denominator:
Weighted average common shares outstanding	68,362	67,413	68,151	67,038
Income (loss) per common share - basic
Net (loss) income and comprehensive (loss) income	$0.00	$0.00	$0.01	$(0.08)

Diluted earnings (loss) per share computation:
Numerator:
Net income (loss) and comprehensive (loss) income	$276	$(287)	$437	$(5,502)
Denominator:
Weighted average common shares outstanding	68,362	67,413	68,151	67,038
Effect of dilutive securities:
Restricted shares, RSU’s and options	518	—	784	—
Dilutive potential common shares	68,880	67,413	68,935	67,038

Income (loss) per common share - dilutive
Net income (loss) and comprehensive (loss) income	$0.00	$0.00	$0.01	$(0.08)

For the three months ended August 31, 2014, and 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 19,656,831 and 3,569,517, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.  For the nine months ended August 31, 2014, and 2013, currently exercisable options, convertible notes, unvested restricted shares and unvested RSUs in the aggregate of 19,766,669 and 3,569,517, respectively, have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Shares Reserved for Future Issuance

As of August 31, 2014, shares reserved for future issuance include (i) 750,000 shares of common stock issuable upon the exercise of stock options granted under the incentive plans; (ii) 1,088,771 shares of common stock issuable upon the vesting of RSUs; and (iii) an aggregate of 3,085,935 shares of common stock available for future issuance under the Amended and Restated 2004 Stock Incentive Plan; and (iv) 18,593,967 shares of common stock issuable pursuant to the convertible notes.

NOTE 7 —INCOME TAXES

We utilize the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification, or ASC, 740.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates.  For interim periods, the income tax provision is calculated using an estimated annual effective tax rate based upon projected annual income, permanent items and statutory rates in states in which we operate.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Quarterly, management reassesses the need for a valuation allowance.  Realization of deferred income tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  Based on our assessment of these items for fiscal 2013 and 2012, we determined that the deferred tax assets were more likely than not to be realized with the exception of a valuation allowance of $342,000 that was recorded against a state net operating loss deferred tax asset during fiscal 2013. In addition, a valuation allowance of $116,000 was recorded against deferred tax assets in separate filing states where it was determined during the third quarter of fiscal 2014 that it is not more likely than not that these assets will be realized in the future. We determined the need for a valuation allowance during the third quarter of fiscal 2014 as the state tax filing profile was being addressed as part of the state tax return review process in conjunction with revised forecasts.

We are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions.  To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.  We are no longer subject to U.S. federal and California income tax examinations by tax authorities for years prior to 2009.  We are currently not undergoing any examinations.  As of the third quarter of fiscal 2014, we have a net uncertain tax position of $451,000.  This amount includes accrued interest and penalties of $36,000 and $61,000, respectively, as a component of income taxes.

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

The shares of common stock issued upon exercise of a previously granted stock option or a grant of restricted common stock or RSUs are considered new issuances from shares reserved for issuance in connection with the adoption of the various plans.  We require that the option holder provide a written notice of exercise in accordance with the option agreement and plan to the stock plan administrator and full payment for the shares be made prior to issuance.  All issuances are made under the terms and conditions set forth in the applicable plan.  As of August 31, 2014, 3,085,935 shares remained available for issuance under the Restated Plan.

For all stock compensation awards that contain graded vesting with time-based service conditions, we have elected to apply a straight-line recognition method to account for all of these awards.  For existing grants that were not fully vested at November 30, 2013, there was a total of $351,000 and $438,000 of stock based compensation expense recognized during the three months ended August 31, 2014 and 2013, respectively, and $938,000 and $1,342,000 of stock based compensation expense recognized during the nine months ended August 31, 2014 and 2013.

The following summarizes option grants, restricted common stock and RSUs issued to members of the Board of Directors for the fiscal years 2002 through the third quarter of fiscal 2014 (in actual amounts) for service as a member:

	August 31, 2014
Granted as of:	Number of options	Exercise price
2002	40,000	$1.00
2002	31,496	$1.27
2003	30,768	$1.30
2004	320,000	$1.58
2005	300,000	$5.91
2006	450,000	$1.02

Number of restricted shares isssued
2007	320,000
2008	473,455
2009	371,436
2010	131,828
2011	—
2012	617,449
2013	—
2014	219,678

Exercise prices for all options outstanding as of August 31, 2014 were as follows:

	Options Outstanding and Exercisable
Exercise Price	Number of shares	Weighted-Average Remaining Contractual Life

$1.02	100,000	1.5
$1.58 - $1.63	200,000	0.0
$5.91	450,000	0.8

	750,000	0.7

The following table summarizes stock option activity by plan for the nine months ended August 31, 2014 and 2013, (in actual amounts).  There are no stock options outstanding under our Restated Plan.

	Total Number of Shares	2004 Incentive Plan	2000 Director Plan

Outstanding at November 30, 2013	775,000	775,000	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(25,000)	(25,000)	—
Outstanding and exercisable at August 31, 2014	750,000	750,000	—

Outstanding at November 30, 2012	796,794	775,000	21,794
Granted	—	—	—
Exercised	(21,794)	—	(21,794)
Forfeited / Expired	—	—	—
Outstanding and exercisable at August 31, 2013	775,000	775,000	—

Stock option activity in the aggregate for the periods indicated are as follows (in actual amounts):

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2013	775,000	$4.03
Granted	—	—
Exercised	—	—
Expired	(25,000)	1.58
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2014	750,000	$4.12	0.7	$3,000

Weighted average per option fair value of options granted during the year		N/A

	Options	Weighted average exercise price	Weighted average remaining contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at November 30, 2012	796,794	$3.96
Granted	—	—
Exercised	(21,794)	1.30
Expired	—	—
Forfeited	—	—	—	—
Outstanding and exercisable at August 31, 2013	775,000	$4.03	1.6	$23,000

Weighted average per option fair value of options granted during the year		N/A

As of August 31, 2014, there was $1,637,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan and the Restated Plan.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the status of restricted common stock and RSUs as of November 30, 2012 and November 30, 2013, and changes during the nine months ended August 31, 2014 and 2013, are presented below (in actual amounts):

				Weighted-Average Grant-Date Fair Value
	Restricted Shares	Restricted Stock Units	Total Shares	Restricted Shares	Restricted Stock Units

Outstanding at November 30, 2013	954,798	1,661,330	2,616,128	$0.90	$0.93
Granted	288,121	362,242	650,363	1.49	1.49
Issued	(450,616)	(600,464)	(1,051,080)	0.95	1.07
Cancelled	—	(312,792)	(312,792)	—	0.97
Forfeited	—	(21,545)	(21,545)	—	0.72
Outstanding at August 31, 2014	792,303	1,088,771	1,881,074	$1.08	$1.03

Outstanding at November 30, 2012	844,236	2,713,605	3,557,841	$0.85	$0.87
Granted	420,882	631,059	1,051,941	1.02	1.02
Issued	(310,320)	(1,075,165)	(1,385,485)	0.92	0.89
Cancelled	—	(426,749)	(426,749)	—	0.89
Forfeited	—	(3,031)	(3,031)	—	0.70
Outstanding at August 31, 2013	954,798	1,839,719	2,794,517	$0.90	$0.93

In the three months ended August 31, 2014, we did not grant any RSUs or shares of restricted stock.  In the nine months ended August 31, 2014, we granted 362,242 RSUs and 288,121 shares of restricted stock.   In the three months ended August 31, 2013, we did not grant any RSUs or shares of restricted stock and in the nine months ended August 31, 2013, we granted 631,059 RSUs and 420,882 shares of restricted stock. In the three months ended August 31, 2014, we (i) issued 248,070 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 135,734 RSUs.  In the nine months ended August 31, 2014, we (i) issued 1,051,080 shares of restricted stock and common stock to holders of RSUs, respectively, in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 334,337 RSUs and retired into treasury 194,901 shares of restricted stock.  In the three months ended August 31, 2013, we (i) issued 407,567 shares of restricted stock and common stock to holders of RSUs, respectively in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 187,738 RSUs.  In the nine months ended August 31, 2013, we (i) issued 1,385,485 shares of restricted stock and common stock to holders of RSUs, respectively in connection with the granting of restricted stock or vesting of RSUs, and (ii) withheld, canceled or forfeited 429,780 RSUs.

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

As of August 31, 2014, the future minimum rental payments under non-cancelable retail operating leases with lease terms in excess of one year were as follows (in thousands):

2014 Remainder of the year	$1,993
2015	7,789
2016	7,714
2017	7,696
2018	7,524
Thereafter	16,730
$49,446

Convertible Notes, Promissory Tax Notes, Revolving Credit Facility and Term Loan Credit Facility

See “Note 12 — Debt” for a further discussion on the commitments related to acquisition which included the issuance of the convertible notes, the promissory tax notes, the revolving credit facility and the term loan credit facility.

NOTE 10 — SEGMENT INFORMATION

The following table contains summarized financial information concerning our reportable segments:

	Three months ended		Nine months ended
	(dollar values in thousands)
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013

Net sales:
Wholesale	$45,545	$23,060	$125,561	$70,513
Retail	7,123	6,325	22,618	19,176
	$52,668	$29,385	$148,179	$89,689

Gross profit:
Wholesale	$19,801	$8,633	$53,779	$27,820
Retail	4,649	4,212	14,729	12,845
	$24,450	$12,845	$68,508	$40,665

Operating income (loss):
Wholesale	$13,402	$5,157	$35,333	$17,577
Retail	(1,025)	(524)	(1,910)	(718)
Corporate and other	(8,579)	(4,928)	(25,031)	(21,427)
	$3,798	$(295)	$8,392	$(4,568)

	Nine months ended
	August 31, 2014	August 31, 2013
Capital expenditures:
Wholesale	$150	$18
Retail	154	1,491
Corporate and other	261	—
	$565	$1,509

	August 31, 2014	November 30, 2013
Total assets:
Wholesale	$98,936	$91,312
Retail	10,591	12,117
Corporate and other	117,889	119,594
	$227,416	$223,023

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

In the third quarter of fiscal 2014, the measurement period for accounting for the business combination was complete.  During the measurement period, we recognized additional assets of $419,000 based upon the information obtained from facts and circumstances that existed as of the acquisition date.  Goodwill was increase by the same amount to reflect these adjustments.

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

Under the purchase method of accounting, the total consideration as shown in the table below is based on their estimated fair values of the assets acquired and liabilities assumed as of the date of the completion of the acquisition as follows:

Assets acquired and liabilities assumed:
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

In connection with the quarterly interest payments on January 1, 2014, April 1, 2014 and July 1, 2014, we issued a total of approximately $218,000, $215,000, and $219,000, respectively, in the aggregate principal amount of convertible notes as PIK notes to the holders of the convertible notes.

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

The following table (in thousands) is a summary of the recorded value of the convertible note as of August 31, 2014.  The value of the convertible note reflects the present value of the contractual cash flows from the convertible notes and resulted in an original issue discount of $10,490,000 including the additional original discount attributed to the embedded conversion derivative of $5,496,000, that were recorded on September 30, 2013, the issuance date.

Balance
August 31, 2014
Convertible notes - Face value	$32,445
Less: Original issue discount	(4,994)
Less: Debt discount related to the embedded derivative liability	(5,496)
Convertible notes recorded value on issue date	21,955
Add: PIK notes issued	652
Accretion of debt discounts	1,473
Convertible notes value	24,080
Plus: Embedded derivative liability - fair market value	—
Debt as of August 31, 2014	$24,080

The following table (in thousands) is a summary of our total interest expense as follow:

	Three monthes ended		Nine monthes ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Contractual coupon interest	$2,848	$116	$8,391	$313
Amortization of discount and deferred financing costs	576	—	1,709	—
Total interest expense	$3,424	$116	$10,100	$313

Promissory Notes

In connection with the acquisition, we issued approximately $1,235,000 in aggregate principal amount of promissory notes bearing no interest to certain option holders of Hudson that we subsequently paid on April 1, 2014.

Revolving Credit Agreement

The revolving credit agreement with CIT provides us with a revolving credit facility up to $50,000,000 comprised of a revolving A-1 commitment of up to $1,000,000 and a revolving A commitment of up to $50,000,000 minus the revolving A-1 commitment.  Our actual maximum credit availability under the revolving facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of the eligible accounts and eligible inventory minus reserves imposed by CIT.  The revolving facility also provides for swingline loans, up to $5,000,000 sublimit, and letters of credit, up to $1,000,000 sublimit.  Proceeds from advances under the revolving facility may be used for working capital needs and general corporate purposes and were initially used to pay a portion of the consideration for the acquisition and fees and expenses associated with the acquisition and to repay our existing factor loans.  As of August 31, 2014, $27,160,000 was outstanding under our revolving credit facility and approximately $21,000,000 was available to us.

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

As of August 31, 2014, we were in compliance with the covenants under the revolving credit agreement.

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

As of August 31, 2014, we were in compliance with the covenants under the term loan credit agreement.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of August 31, 2014 and November 30, 2013 (in thousands):

	As of August 31, 2014				As of November 30, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Embedded conversion derivative	$—	$—	$—	$—	$5,700	$—	$—	$5,700

A reconciliation of the changes in Level 3 fair value measurements is as follows as of August 31, 2014 (in thousands):

Convertible Notes
Embedded Derivative

Balance at November 30, 2013	$5,700
Purchases, issuances and settlements	—
Total gain included in other income	(2,270)
Reclassification to stockholder equity	(3,430)
Balance at August 31, 2014	$—

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

Introduction

This discussion and analysis summarizes the significant factors affecting our results of operations and financial conditions during the three and nine month periods ended August 31, 2014 and 2013.  This discussion should be read in conjunction with our Audited Consolidated Financial Statements and the related notes thereto contained in our Annual Report and our Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements and supplemental information contained in this Quarterly Report.

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

In the first quarter of fiscal 2012, we launched a new brand, else™, which was initially sold primarily at Macy’s.  The brand has price points starting at $68 and was created to reach young women who are looking for a premium denim-like product at a more affordable price.  We have created a unique product that incorporates staple denim fits such as skinny, boot cut, cropped, and boyfriend, in a variety of styles, as well as shorts and denim jackets.  We believe that the future of the else™ brand as we move beyond our distribution arrangement with Macy’s is limited, and we are evaluating its marketability internationally versus domestically.

Through the nine months ended August 31, 2014, we recognized growth through the addition of sales from our acquisition of Hudson and increases in our retail sales.  We acquired Hudson on September 30, 2013 and our results of operations reflect the consolidation of Hudson as one of our wholly owned subsidiaries from that date.  Hudson’s financial results are included in each of the two reportable segments in a manner consistent with our reporting structure.  Therefore, our results of operations through August 31, 2014 are not necessarily indicative of future results.

For the remainder of 2014, we believe that our growth drivers will be dependent upon the integration and addition of sales from our acquisition of Hudson, cost savings resulting from operational benefits or synergies of the two brands, the performance of our retail stores, growth in our wholesale segment, performance of our licensee’s under their respective agreements for children’s products and shoes and enhancement of products available to our customers.  Since our retail expansion commenced in 2008, we currently operate 33 retail stores, 13 of which are full price retail stores and 20 of which are outlet stores.  During fiscal 2013, we opened an additional six stores, consisting of five full price retail stores and one outlet store.  We continue to look for additional leases for further expansion, but we currently do not have any signed leases for store openings in 2014 or beyond.  We believe that through our retail stores, we are able to enhance our net sales and gross profit and sell overstock or slow moving items at higher profit margins.  In addition, we selectively license our Joe’s® and Hudson® brands for other product categories.  By licensing certain product categories, we do not incur significant capital investments or incremental operating expenses and at the same time, we receive royalty payments on net sales, which contribute to our overall growth.  In addition, on September 30, 2013, we acquired Hudson, a designer and marketer of women’s and men’s premium branded denim apparel.  Hudson operates as a wholly owned subsidiary and we expect Hudson will enhance our sales and operating income as we integrate their operations into ours to realize cost savings and other operational benefits or synergies. We funded the acquisition through a combination of the convertible notes, a revolving credit facility and term loan.  In connection with these agreements, we have certain restrictions on our ability and our subsidiaries’ ability, to create or incur indebtedness; create liens; consolidate, merge, liquidate or dissolve; sell, lease or otherwise transfer any of its assets; substantially change the nature of its business; make investments or acquisitions; pay dividends; enter into transactions with affiliates; amend material documents, prepay certain indebtedness and make capital expenditures with certain exceptions.  In addition, all of our assets, including our trademarks, are pledged as collateral under the loans.  Hudson will continue to operate its brand separately, as a wholly owned subsidiary; however, we expect to integrate some of the non-design and marketing functions into ours.

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

Comparison of Three Months Ended August 31, 2014 to Three Months Ended August 31, 2013

	Three months ended
	(dollar values in thousands)
	August 31, 2014	August 31, 2013	$ Change	% Change

Net sales	$52,668	$29,385	$23,283	79%
Cost of goods sold	28,218	16,540	11,678	71%
Gross profit	24,450	12,845	11,605	90%
Gross margin	46%	44%

Selling, general & administrative	19,186	12,619	6,567	52%
Depreciation & amortization	1,134	521	613	118%
Retail stores impairment	332	—	332	N/A
Operating income (loss)	3,798	(295)	4,093	1,387%

Interest expense	3,424	116	3,308	2,852%
Income(loss) before provision for taxes	374	(411)	785	191%

Income tax expense (benefit)	98	(124)	222	179%

Net income (loss) and comprehensive income (loss)	$276	$(287)	$563	196%

Three Months Ended August 31, 2014 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Three months ended
	(dollar values in thousands)
	August 31, 2014	August 31, 2013	$ Change	% Change

Net sales:
Wholesale	$45,545	$23,060	$22,485	98%
Retail	7,123	6,325	798	13%
	$52,668	$29,385	$23,283	79%

Gross profit:
Wholesale	$19,801	$8,633	$11,168	129%
Retail	4,649	4,212	437	10%
	$24,450	$12,845	$11,605	90%

Operating income (loss):
Wholesale	$13,402	$5,157	$8,245	160%
Retail	(1,025)	(524)	(501)	(96)%
Corporate and other	(8,579)	(4,928)	(3,651)	(74)%
	$3,798	$(295)	$4,093	1,387%

For the three months ended August 31, 2014, or the third quarter of fiscal 2014, our net sales increased to $52,668,000 from $29,385,000 for the three months ended August 31, 2013, or the third quarter fiscal 2013, a 79 percent increase.  We had an operating income of $3,798,000 compared to an operating loss of $295,000 for the third quarter of fiscal 2013.

Net Sales

Our overall net sales increased to $52,668,000 for the third quarter of fiscal 2014 from $29,385,000 for the third quarter of fiscal 2013, a 79 percent increase.

More specifically, our wholesale net sales increased to $45,545,000 for the third quarter of fiscal 2014 from $23,060,000 for the third quarter of fiscal 2013, a 98 percent increase.  This increase in our wholesale sales is primarily attributed to the addition of $22,100,000 in wholesale sales from Hudson®.  In addition, our wholesale sales from Joe’s® increased by $903,000, or 4% compared to the third quarter of fiscal 2013.  These increases were partially offset by a $518,000, or a 72 percent, decline in sales from our else™ brand.  We believe that the future of the else™ brand as we move beyond our distribution arrangement with Macy’s is limited and we are evaluating its marketability internationally versus domestically.  As a result, sales from our else™ brand continued to be negatively impacted by not having an exclusive distribution partner in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013.

Our retail net sales increased to $7,123,000 for the third quarter of fiscal 2014 from $6,325,000 for the third quarter of fiscal 2013, a 13 percent increase.  The primary reason for this increase was the addition of $585,000 in retail sales from Hudson’s® e-shop, as well as the opening of one additional retail store since the end of the third quarter of fiscal 2013 that contributed to the overall sales increase for this segment.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, decreased by two percent.   Same store sales for our brick and mortar Joe’s® stores decreased by two percent.  Same store sales for our Joe’s® e-shop increased by one percent.

Gross Profit

Our gross profit increased to $24,450,000 for the third quarter of fiscal 2014 from $12,845,000 for the third quarter of fiscal 2013, a 90 percent increase, as a result of the increase in our net sales.  Our overall gross margin percentage increased to 46 percent for the third quarter of fiscal 2014 from 44 percent for the third quarter of fiscal 2013.  Our overall gross margin percentage for the third quarter of fiscal 2014 was positively impacted by the addition of $10,434,000 in gross profit from Hudson®.  Our Hudson® brand carries a higher average wholesale price than our Joe’s® brand and contributed to the increase in our gross margin percentage.

Our wholesale gross profit increased to $19,801,000 for the third quarter of fiscal 2014 from $8,633,000 for the third quarter of fiscal 2013, a 129 percent increase.  Our wholesale gross profit increased for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 due to the addition of sales from Hudson®.  Gross profit attributable to Hudson totaled $10,434,000 for the period.  Our wholesale gross margin percentage for the third quarter of fiscal 2014 increased to 43 percent compared to 37 percent for the prior year comparable period.  The increase in gross margin percentage is mostly attributed to the addition of Hudson’s gross profit, which has a higher average wholesale price than our Joe’s® brand.

Our retail gross profit increased to $4,649,000 for the third quarter of fiscal 2014 from $4,212,000 for the third quarter of fiscal 2013, a 10 percent increase, due to the addition of $585,000 in sales from Hudson’s® e-shop and a $213,000 increase in Joe’s® sales from the addition of one new store and growth in Joe’s® e-shop sales.  Our gross margin percentage was 65 percent for the third quarter of fiscal 2014 compared to 67 percent for the third quarter of fiscal 2013, and decreased slightly due to more promotional activity in our outlet stores.

Selling, General and Administrative Expense, including Depreciation and Amortization and Retail Store Impairment

Selling, general and administrative, or SG&A, expenses, including depreciation and amortization and retail store impairment, increased to $20,652,000 for the third quarter of fiscal 2014 from $13,140,000 for the third quarter of fiscal 2013, a 57 percent increase.  Our SG&A expenses increase was attributable to additional expenses related to the operation of our Hudson subsidiary was $7,636,000 for the third quarter of fiscal 2014.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expense in connection with the Hudson acquisition, expenses related to Hudson’s operation as our subsidiary and also includes depreciation and amortization and retail store impairment.  In the third quarter of fiscal 2014, we recorded a retail store impairment charge of $332,000 related to the property and equipment at two of our retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.  Due to this impairment and the addition of Hudson as our subsidiary, our SG&A expenses increased correspondingly for the third quarter of fiscal 2014.

Our wholesale SG&A expense increased to $6,399,000 for the third quarter of fiscal 2014 from $3,476,000 for the third quarter of fiscal 2013, or an 84 percent increase.  Our wholesale SG&A expense was higher in the third quarter of fiscal 2014 mostly due to the additional SG&A expense of $2,732,000 associated with Hudson’s operations.  Our Joe’s wholesale SG&A expense increased slightly by $191,000 to $3,667,000 from $3,476,000, or 6 percent, on a comparative basis.

Our retail SG&A expense increased to $5,674,000 for the third quarter of fiscal 2014 from $4,736,000 for the third quarter of fiscal 2013, a 20 percent increase.  Our retail SG&A expense increased mostly due to additional retail expense of $251,000 associated with Hudson’s e-commerce operations and the addition of costs associated with opening and operating one additional store between the end of the third quarter of fiscal 2013 and the end of our third quarter of fiscal 2014, which included additional store payroll, store rent and depreciation expense.  In addition, in the third quarter of fiscal 2014, we recorded an impairment charge of $332,000 related to the property and equipment at two of our retail stores.  Due to this impairment and the additional expense for operations, our retail SG&A expenses increased correspondingly for the third quarter of fiscal 2014.

Our corporate and other SG&A expense increased to $8,579,000 for the third quarter of fiscal 2014 from $4,928,000 for the third quarter of fiscal 2013, a 74 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson.  Expenses for Hudson’s corporate operations were $4,653,000 in the third quarter of fiscal 2014.  Expenses for Joe’s corporate operations decreased by $1,002,000 to $3,926,000 in the third quarter of fiscal 2014 from $4,928,000 in the third quarter of fiscal 2013 mostly due to transaction expenses associated with the acquisition of Hudson in the third quarter of fiscal 2013.

Operating Income (Loss)

We had operating income of $3,798,000 for the third quarter of fiscal 2014 compared to an operating loss of $295,000 for the third quarter of fiscal 2013.  Our increase in operating income was primarily due to the positive impact of the addition of net sales and gross profits from our Hudson subsidiary that we did not have in the third quarter of fiscal 2013.

Due to the addition of Hudson’s net sales and gross profits, our wholesale operating income increased to $13,402,000 in the third quarter of fiscal 2014 from $5,157,000 for the third quarter of fiscal 2013, a 160 percent increase.  We had a retail operating loss of $1,025,000 in the third quarter of fiscal 2014 compared to a loss of $524,000 in the third quarter of fiscal 2013.  Corporate operating loss increased to $8,579,000 for the third quarter of fiscal 2014 from $4,928,000 for the third quarter of fiscal 2013, mostly due to the addition of expenses for Hudson’s corporate operations of $4,653,000 in the third quarter of fiscal 2014 that we did not have in the third quarter of fiscal 2013.

Interest Expense

Our interest expense increased to $3,424,000 for the third quarter of fiscal 2014 from $116,000 for the third quarter of fiscal 2013.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT, and Garrison Loan Agency Services LLC, or Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated with the finance arrangements resulting from the Hudson acquisition, which we did not have in the third quarter of fiscal 2013.

Income Tax

Our effective tax rate was 26 percent for the third quarter of fiscal 2014 compared to 30 percent for the third quarter of fiscal 2013.  The reduced effective tax rate for the third quarter of fiscal 2014 largely resulted from the effect of various discrete items that were recognized during the third quarter.  Also, the increase to the forecasted income for the year reduced the projected annual effective tax rate applied to our third quarter of fiscal 2014 income, whereas the projected annual effective tax rate used for the first quarter of fiscal 2014 was higher and produced a tax benefit due to the loss generated for the first quarter of fiscal 2014.  Differences between our annualized effective tax rate and statutory tax rate are primarily due to state taxes and permanent book/tax differences related to the financing expense for the Hudson acquisition.

Net Income (Loss) and Comprehensive Income (Loss)

We generated a net income of $276,000 for the third quarter of fiscal 2014 compared to a net loss of $287,000 for the third quarter of fiscal 2013.  Our increase in net income in the third quarter of fiscal 2014 was primarily due to the addition of Hudson’s net sales and gross profit of $22,685,000 and $10,434,000, respectively, in the third quarter of fiscal 2014 that we did not have in the third quarter of fiscal 2013.

Comparison of Nine Months Ended August 31, 2014 to Nine Months Ended August 31, 2013

	Nine months ended
	(dollar values in thousands)
	August 31, 2014	August 31, 2013	$ Change	% Change

Net sales	$148,179	$89,689	$58,490	65%
Cost of goods sold	79,671	49,024	30,647	63%
Gross profit	68,508	40,665	27,843	68%
Gross margin	46%	45%

Selling, general & administrative	56,263	34,946	21,317	61%
Depreciation & amortization	3,521	1,555	1,966	126%
Retail storess impairment	332	—	332	N/A
Contingent consideration buy-out expense	—	8,732	(8,732)	(100)%
Operating income (loss)	8,392	(4,568)	12,960	284%
Other income	(2,268)	—	(2,268)	N/A
Interest expense	10,100	313	9,787	3,127%
Income (loss) before provision for taxes	560	(4,881)	5,441	111%

Income tax expense	123	621	(498)	(80)%

Net (loss) income	$437	$(5,502)	$5,939	108%

Nine Months Ended August 31, 2014 Overview

The following table sets forth certain statements of operations data by our reportable segments for the periods as indicated:

	Nine months ended
	(dollar values in thousands)
	August 31, 2014	August 31, 2013	$ Change	% Change

Net sales:
Wholesale	$125,561	$70,513	$55,048	78%
Retail	22,618	19,176	3,442	18%
	$148,179	$89,689	$58,490	65%

Gross profit:
Wholesale	$53,779	$27,820	$25,959	93%
Retail	14,729	12,845	1,884	15%
	$68,508	$40,665	$27,843	68%

Operating income (loss):
Wholesale	$35,333	$17,577	$17,756	101%
Retail	(1,910)	(718)	(1,192)	(166)%
Corporate and other	(25,031)	(21,427)	(3,604)	(17)%
	$8,392	$(4,568)	$12,960	284%

For the nine months ended August 31, 2014, our net sales increased to $148,179,000 from $89,689,000 for the nine months ended August 31, 2013, a 65 percent increase.  We had operating income in the amount of $8,392,000 for the nine months ended August 31, 2014 compared to an operating loss of $4,568,000 for the nine months ended August 31, 2013.

Net Sales

Our net sales increased to $148,179,000 for the nine months ended August 31, 2014 compared to $89,689,000 for the nine months ended August 31, 2013, a 65 percent increase.

More specifically, our wholesale net sales increased to $125,561,000 for the nine months ended August 31, 2014 compared to $70,513,000 for the nine months ended August 31, 2013, a 78 percent increase.  This increase in our wholesale sales is primarily attributed to the addition of $57,296,000 in wholesale sales from Hudson® and an increase of approximately $1,500,000 in our Joe’s® wholesale sales.  The increases were partially offset by a $3,703,000 decline in sales from our else™ brand.  We believe that the future of the else™ brand as we move beyond our distribution arrangement with Macy’s is limited, and we are evaluating its marketability internationally versus domestically.  As a result, sales from our else™ brand were negatively impacted by not having an exclusive distribution partner in the nine months ended August 31, 2014 as compared to the nine months ended August 31, 2013.

Our retail net sales increased to $22,618,000 for the nine months ended August 31, 2014 compared to $19,176,000 for the nine months ended August 31, 2013, an 18 percent increase.  The primary reason for this increase was the addition of $2,482,000 in retail sales from Hudson’s® e-shop, as well as the opening of one additional retail store since the end of the third quarter of fiscal 2013 that contributed to the overall sales increase for this segment.  Same store sales, which includes Joe’s® stores opened at least 12 months and our Joe’s® e-shop, decreased by one percent.   Same store sales for our brick and mortar Joe’s® stores decreased by four percent.  Same store sales for our Joe’s® e-shop increased by 25 percent.

Gross Profit

Our gross profit increased to $68,508,000 for the nine months ended August 31, 2014 compared to $40,665,000 for the nine months ended August 31, 2013, a 68 percent increase.  Our overall gross margin was 46 compared to 45 percent for the nine months ended August 31, 2014 and 2013.

Our wholesale gross profit increased to $53,779,000 for the nine months ended August 31, 2014 compared to $27,820,000 for the nine months ended August 31, 2013, a 93 percent increase.  Our wholesale gross profit increased for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013 due to the addition of sales from Hudson®.  Gross profit attributable to Hudson totaled $24,749,000 for the period.  Our wholesale gross margin percentage for the nine months ended August 31, 2014 increased to 43 percent compared to 40 percent for the prior year comparable period.  The increase in gross margin percentage is mostly attributed to higher margin wholesale sales from Hudson® and an improvement in our Joe’s® gross margin of approximately three percent to 43 percent from 40 percent as a result of our product mix to our wholesale customers.  Our gross profit includes an amortization charge of approximately $1,000,000 related to a fair value step up of Hudson® inventory acquired from the acquisition and sold during the nine months ended August 31, 2014.

Our retail gross profit increased to $14,729,000 for the nine months ended August 31, 2014 compared to $12,845,000 for the nine months ended August 31, 2013, a 15 percent increase, due to the addition of $2,482,000 in net sales and $1,793,000 in gross profit from Hudson’s® e-shop and a $960,000 increase in Joe’s® retail sales.  Our gross margin percentage was 65 percent for the nine months ended August 31, 2014 compared to 67 percent for the nine months ended August 31, 2013, and decreased primarily due to more promotional activity in our retail stores than during the prior year comparative period.

Selling, General and Administrative Expense, including Depreciation and Amortization, Contingent Consideration Buy-out Expense and Retail Store Impairment

SG&A expenses, including depreciation and amortization, contingent consideration buy out expense and retail store impairment, increased to $60,116,000 for the nine months ended August 31, 2014 compared to $45,233,000 for the nine months ended August 31, 2013, a 33 percent increase.  Excluding the contingent consideration buy out expense in the first quarter of fiscal 2013, our SG&A expenses increased by $23,615,000, or 65 percent, primarily due to the additional expenses related to the operation of our Hudson subsidiary.  Our SG&A includes expenses related to employee and employee related benefits, sales commissions, contingent consideration expense, advertising, sample production, facilities and distribution related costs, professional fees, stock-based compensation, factor and bank fees, transaction expense in connection with the Hudson acquisition and also includes depreciation and amortization, contingent consideration buy-out expense and retail store impairment.

Our wholesale SG&A expense increased to $18,446,000 for the nine months ended August 31, 2014 compared to $10,243,000 for the nine months ended August 31, 2013, an 80 percent increase.  Our wholesale SG&A expense was higher in the nine months ended August 31, 2014 mostly due to the additional SG&A expense of $7,932,000 associated with Hudson’s operations.  Our Joe’s wholesale SG&A expense increased slightly by $271,000 to $10,514,000 from $10,243,000, or an increase of three percent, on a comparative basis.

Our retail SG&A expense increased to $16,639,000 for the nine months ended August 31, 2014 compared to $13,563,000 for the nine months ended August 31, 2013, a 23 percent increase.  Our retail SG&A expense increased mostly due to additional retail expense of $1,228,000 associated with Hudson’s e-commerce operations and the addition of costs associated with opening and operating one additional store between the end of the nine months ended August 31, 2013 and the end of nine months ended August 31, 2014, which included additional store payroll, store rent and depreciation expense.  In the nine months ended August 31, 2014, we recorded a retail store impairment charge of $332,000 related to the property and equipment at two of our retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of the property and equipment at these stores.  Due to this impairment and the additional expense for operations, our SG&A expenses increased correspondingly for the nine month ended August 31, 2014.

Our corporate and other SG&A expense increased to $25,031,000 for the nine months ended August 31, 2014 compared to $21,427,000 for the nine months ended August 31, 2013, a 17 percent increase.  Our corporate and other SG&A expense includes general overhead associated with our operations, including Hudson, and professional fees and other transaction expenses associated with the acquisition of Hudson.  In addition, in the first quarter of fiscal 2013, we recorded a contingent consideration buy out expense of $8,732,000 in connection with the new agreement entered into with Mr. Dahan that fixed the overall amount to be paid by us for the remainder of his contingent consideration agreement in connection with the acquisition of the Joe’s® brand in October 2007.  We also had additional expenses for Hudson’s corporate operations of $12,897,000 in the nine months ended August 31, 2014 that we did not have in the nine months ended August 31, 2013.

Operating Income (Loss)

We had operating income of $8,392,000 for the nine months ended August 31, 2014 compared to an operating loss of $4,568,000 for the nine months ended August 31, 2013.  Our shift to operating income from an operating loss was primarily due to the addition of Hudson’s net sales and gross profits in the nine months ended August 31, 2014 and the contingent consideration buy out expense of $8,732,000 in the first quarter of fiscal 2013 in connection with the new agreement entered into with Mr. Dahan that we did not have in the first quarter of fiscal 2014.  Our retail and overall operating losses were negatively impacted by a $332,000 impairment charge related to the property and equipment at two of our retail stores.

Due to the addition of Hudson’s operations, our wholesale operating income increased to $35,333,000 in the nine months ended August 31, 2014 from $17,577,000 for the nine months ended August 31, 2013, a 101 percent increase.  As a result of lower gross margins and higher expenses associated with opening and operating new stores, we generated a retail operating loss of $1,910,000 in the nine months ended August 31, 2014 compared to $718,000 in the nine months ended August 31, 2013.   Corporate operating loss increased to $25,031,000 for the nine months ended August 31, 2014 from $21,427,000 for the nine months ended August 31, 2013 mostly due to the addition of expenses for Hudson’s corporate operations of $12,897,000 in the nine months ended August 31, 2014 that we did not have in the nine months ended August 31, 2013.  In addition, in the first quarter of fiscal 2013, we recorded a contingent consideration buy out expense of $8,732,000 that we did not have in the first quarter of fiscal 2014.

Interest Expense

Our interest expense increased to $10,100,000 for the nine months ended August 31, 2014 from $313,000 for the nine months ended August 31, 2013.  Our interest expense is primarily associated with interest expense from our revolving and term loan credit agreements with CIT Commercial Services, a unit of CIT Group Inc., or CIT, and Garrison Loan Agency Services LLC, or Garrison, interest expense and PIK interest from our convertible notes and amortization of debt discounts and deferred financing costs associated the finance arrangements resulting from the Hudson acquisition, which we did not have in the third quarter of fiscal 2013.

Other Income

Other income mostly represents the income due to the change in fair value of the embedded conversion derivative from November 30, 2013 to May 8, 2014 of $2,270,000.

Income Tax

Our effective tax rate was an expense of 22 percent for the nine months ended August 31, 2014 compared to a benefit of 13 percent for the nine months ended August 31, 2013.  The increased effective tax rate for the nine months ended August 31, 2014 was primarily due to the 2013 effective tax rate including losses associated with recording the contingent consideration buy out expense in connection with the agreement entered into with Mr. Dahan in February 2013.  Differences between our effective tax rate and statutory tax rate are primarily due to state taxes, permanent book/tax differences related to the financing expense for the Hudson acquisition and certain discrete items.

Net Income (Loss) and Comprehensive Income (Loss)

Our net income was $437,000 for the nine months ended August 31, 2014 compared to a net loss of $5,502,000 for the nine months ended August 31, 2013.  Our shift from a net loss in the nine months ended August 31, 2013 to net income in the nine months ended August 31, 2014 was primarily due to the contingent consideration buy out expense of $8,732,000 recorded in the first quarter of fiscal 2013 that we did not have in the first quarter of fiscal 2014.  This amount was offset by interest costs associated with the debt incurred in connection with the purchase of Hudson and the loss related to the change in value of the embedded conversion derivative from November 30, 2013 to May 8, 2014.

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

For the nine months ended August 31, 2014, we used $6,445,000 of cash flow from operations.  Cash flow from financing activities consisted of $9,487,000 of borrowings under our new revolving credit facility.  We made payments of $343,000 for taxes on restricted stock units.  We purchased $227,000 in restricted stock, repaid our promissory tax notes in the aggregate amount of $1,235,000 and made payments of $75,000 against our term loan.  We used $983,000 in investing activities, $565,000 for the purchase of property and equipment and $418,000 for a final working capital payment relating to our purchase of Hudson.  Our cash balance increased to $964,000 as of August 31, 2014.

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

As of August 31, 2014, our cash balance was $964,000 and our borrowing base cash availability with CIT was approximately $21,000,000.  This amount with CIT fluctuates on a daily basis based upon invoicing and collection related activity by CIT on our behalf.

As of August 31, 2014, our revolving credit facility had a balance of $27,160,000.

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

In connection with the quarterly interest payments on January 1, 2014, April 1, 2014 and July 1, 2014, we issued a total of approximately $218,000, $215,000, and $219,000, respectively, in the aggregate principal amount of convertible notes as PIK notes to the holders of the convertible notes.

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

As of August 31, 2014, we were in compliance with the covenants under the revolving credit agreement.

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

As of August 31, 2014, we were in compliance with the covenants under the term loan credit agreement.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers.  E-commerce sales of products ordered through our retail internet site known as www.joesjeans.com are recognized upon estimated delivery and receipt of the shipment by the customers. E-commerce revenue is also reduced by an estimate of returns. Retail store revenue and E-commerce revenue exclude sales taxes.  Revenue from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels; and (b) estimates of sales and royalty data received from our licensees.  Payments received in consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement.  The revenue recognized ratably over the term of the license agreement will not exceed royalty payments received.  The unrecognized portion of the upfront payments are included in deferred royalties and accrued expenses depending on the long or short term nature of the payments to be recognized.  As of August 31, 2014, we have recognized all of the advanced payments under our licensing agreements as income.

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

The balance in the allowance for customer credits and doubtful accounts as of August 31, 2014 and November 30, 2013 was $1,286,000 and $775,000, respectively, for non-factored accounts receivables.

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

In the third quarter of fiscal 2014, we recorded store impairment charge of $332,000 related to two of our retail stores.  Based on the operating performance of these stores, we believed that we could not recover the carrying value of property and equipment located at these stores.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to impact our consolidated financial statements or related disclosures.

Item 3.                                                         Quantitative and Qualitative Disclosure About Market Risk.

Not applicable until fiscal year ended November 30, 2014.

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2014, the end of the period covered by this periodic report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act.

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

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended August 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at August 31, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2014 and 2013, (iv) Condensed Consolidated Statements Stockholders’ Equity as of August 31, 2014 and 2013 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOE’S JEANS INC.

October 9, 2014	/s/ Marc B. Crossman
Marc B. Crossman
Chief Executive Officer (Principal Executive Officer) and President

October 9, 2014	/s/ Hamish Sandhu
Hamish Sandhu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Document if Incorporated by Reference

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Joe’s Jeans Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Net (Loss) Income and Comprehensive (Loss) Income for the three and nine months ended August 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at August 31, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2014 and 2013, (iv) Condensed Consolidated Statements Stockholders’ Equity as of August 31, 2014 and 2013 and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

Filed herewith